Form 10-K
period 1993-12-31
BUCKEYE PARTNERS L P
filed 1994-03-18
CIK 805022

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           (MARK ONE)

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

              COMMISSION FILE NUMBER 1-9356

                             BUCKEYE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               23-2432497
    (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

        3900 HAMILTON BOULEVARD
        ALLENTOWN, PENNSYLVANIA                          18103
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 820-8300

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                           NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS          WHICH REGISTERED
  -------------------      ------------------------
  LP Units representing
   limited partnership in-
   terests................ New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                    None
                              (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ----   ----
  At March 3, 1994, the aggregate market value of the registrant's LP Units held by non-affiliates was $460 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

  LP Units outstanding as of March 3, 1994: 12,000,000

================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
ITEM 1.    BUSINESS....................................................................    1
ITEM 2.    PROPERTIES..................................................................   11
ITEM 3.    LEGAL PROCEEDINGS...........................................................   11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................   14
PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER MATTERS.........   14
ITEM 6.    SELECTED FINANCIAL DATA ....................................................   16
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.................................................................   16
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................   22
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.................................................................   38
PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................   38
ITEM 11.   EXECUTIVE COMPENSATION .....................................................   40
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............   46
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................   47
PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............   48

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

  Buckeye Partners, L.P. (the "Partnership"), the Registrant, is a limited partnership organized in 1986 under the laws of the State of Delaware.

  The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"), each of which is 99 percent owned. (Each of Buckeye, Laurel, Everglades and BTT is referred to as an "Operating Partnership" and collectively as the "Operating Partnerships"). Through Laurel, the Partnership owns a 98.01 percent limited partnership interest in Buckeye Pipe Line Company of Michigan, L.P. ("BPL Michigan"), which discontinued operations in 1993. See "--Other Business Activities" below.

  Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,387 miles of pipeline serving 10 states. Laurel owns a 346-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 305,000 barrels of refined petroleum products.

  The Partnership acquired its interests in the Operating Partnerships from The Penn Central Corporation ("Penn Central") on December 23, 1986 (the "Acquisition"). The Operating Partnerships (other than Laurel) had been organized by Penn Central for purposes of the Acquisition and succeeded to the operations of predecessor companies owned by Penn Central, including Buckeye Pipe Line Company (an Ohio corporation) and its subsidiaries ("Pipe Line"), in November 1986. Laurel was formed in October 1992 and succeeded to the operations of Laurel Pipe Line Company ("Laurel Corp") (an Ohio corporation) which was a majority owned corporate subsidiary of the Partnership until the minority interest was acquired in December 1991.

  Buckeye Management Company (the "General Partner"), a wholly owned subsidiary of Penn Central formed in 1986, owns a 1 percent general partnership interest in, and serves as sole general partner of, the Partnership. A corporate subsidiary of the General Partner, Buckeye Pipe Line Company (a Delaware corporation) (the "Manager"), owns a 1 percent general partnership interest in, and serves as sole general partner and manager of, each Operating Partnership.

REFINED PRODUCTS BUSINESS

  The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 1993, refined products accounted for substantially all of the Partnership's consolidated revenues, consolidated operating income and consolidated property, plant and equipment.

  The Partnership transported an average of approximately 981,100 barrels per day of refined products in 1993. The following table shows the volume and percentage of refined products transported over the last three years.

          VOLUME AND PERCENTAGE OF REFINED PRODUCTS TRANSPORTED(1)(2)
                    (VOLUME IN THOUSANDS OF BARRELS PER DAY)

                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                         1993           1992           1991
                                    -------------- -------------- --------------
                                    VOLUME PERCENT VOLUME PERCENT VOLUME PERCENT
                                    ------ ------- ------ ------- ------ -------
Gasoline........................... 503.6     51%  458.0     50%  442.7     51%
Jet Fuels.......................... 234.1     24   227.7     25   218.6     25
Middle Distillates (3)............. 223.0     23   205.4     23   192.6     22
Other Products.....................  20.4      2    21.4      2    17.1      2
                                    -----    ---   -----    ---   -----    ---
Total.............................. 981.1    100%  912.5    100%  871.0    100%
                                    =====    ===   =====    ===   =====    ===

- --------
(1) Excludes crude oil volumes of 2.2 and 0.7 thousand barrels per day for the years ended December 31, 1991 and 1992, respectively. No crude oil volumes were transported during 1993.
(2) Excludes local product transfers.
(3) Includes diesel fuel, heating oil, kerosene and other middle distillates.

  The Partnership provides service in the following states: Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut,
Massachusetts, Washington and Florida.

 Pennsylvania--New York--New Jersey

  Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 1,170 miles of pipeline. Refined products are received at Linden, New Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York State (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through two lines to John
F. Kennedy International and LaGuardia Airports and to commercial bulk terminals at Long Island City and Inwood, New York. The pipeline presently supplies Kennedy, LaGuardia and Newark International airports with substantially all of each airport's jet fuel requirements.

  Laurel transports refined products through a 346-mile pipeline extending westward from five refineries in the Philadelphia area to Pittsburgh, Pennsylvania.

 Indiana--Ohio--Michigan--Illinois

  Buckeye transports refined products through 2,092 miles of pipeline (of which 246 miles are jointly owned with other pipeline companies) in southern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio, through Toledo, Ohio to Detroit, Michigan. Products are received at East Chicago, Indiana; Robinson, Illinois and at the corridor connection points of Detroit, Toledo and Lima. Major areas served include Huntington/Fort Wayne, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

 Other Refined Products Pipelines

  Buckeye serves Connecticut and Massachusetts through 111 miles of pipeline that carry refined products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

  Everglades carries primarily jet fuel on a 37-mile pipeline from Port Everglades, Florida to Hollywood-Ft. Lauderdale International Airport and Miami International Airport.

  Buckeye carries jet fuel on a 14-mile pipeline from Tacoma, Washington to McChord Air Force Base.

OTHER BUSINESS ACTIVITIES

  Crude oil transportation services provided by BPL Michigan using 126 miles of 16-inch pipeline between Marysville (Port Huron), Michigan and Toledo, Ohio terminated on February 1, 1993 upon the sale of this pipeline to Sun Pipe Line Company. The remaining 38 miles of pipeline and all remaining property, plant and equipment which had been owned by BPL Michigan was transferred to Buckeye on June 1, 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Discontinued Operations."

  BTT provides bulk storage services through leased facilities located in Pittsburgh, Pennsylvania and Bay City, Michigan, which have the capacity to store up to an aggregate of approximately 305,000 barrels of refined petroleum products. Each facility is served by Buckeye and provides bulk storage and loading facilities for shippers or other customers.

COMPETITION AND OTHER BUSINESS CONSIDERATIONS

  The Operating Partnerships do business without the benefit of exclusive franchises from government entities. In addition, the Operating Partnerships generally operate as common carriers, providing transportation services at posted tariffs and without long-term contracts. As providers of such service, the Operating Partnerships do not own the products they transport. Demand for such service arises, ultimately, from demand for petroleum products in the regions served and the ability and willingness of refiners, marketers and end-users to supply such demand by deliveries through the Partnership's pipelines. Demand for refined petroleum products is primarily a function of price, prevailing economic conditions and weather. The Operating Partnerships' businesses are, therefore, subject to a variety of factors partially or entirely beyond their control. Multiple sources of pipeline entry and multiple points of delivery, however, have historically helped maintain stable total volumes even when volumes at particular source or destination points have changed.

  The Partnership's business may in the future be affected by changing prices or demand for oil and for other fuels. The Partnership may also be affected by energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies. The General Partner is unable to predict the effect of such factors.

  A substantial portion of the refined petroleum products transported by the Partnership's pipelines are ultimately used as fuel for motor vehicles and aircraft. Changes in transportation and travel patterns in the areas served by the Partnership's pipelines could adversely affect the Partnership's results of operations.

  In 1993, the Operating Partnerships had approximately 120 customers, most of which were either major integrated oil companies or smaller marketing companies. The largest two customers accounted for 7.2 percent and 6.5 percent, respectively, of consolidated revenues, while the 20 largest customers accounted for 74.2 percent of consolidated revenues.

  Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Operating Partnership's most significant competitors for large volume shipments are other pipelines, many of which are owned and operated by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Operating Partnership's will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Operating Partnerships in particular locations.

  In some areas, the Operating Partnerships compete with marine transportation. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and Ohio.

  Trucks competitively deliver product in a number of areas served by the Operating Partnerships. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively with the Operating Partnerships in many areas. The availability of truck transportation places a significant competitive constraint on the ability of the Operating Partnerships to increase their tariff rates.

  Privately arranged exchanges of product between marketers in different locations are an increasing but unquantified form of competition. Generally, such exchanges reduce both parties' costs by eliminating or reducing transportation charges.

  In recent years, a large quantity of domestic refining capacity has been temporarily or permanently shut down. To date, the aggregate impact of these shut-downs has affected the Operating Partnerships' volumes favorably, as these shut-downs have resulted in the transportation of product over longer distances to certain locations. Because the Operating Partnerships' pipelines have numerous source points, the General Partner does not believe that the shut-down of any particular refinery would have a material adverse effect on the Partnership. However, the General Partner is unable to determine whether additional shut-downs will occur or what their effects might be.

  The Operating Partnerships' mix of products transported tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuels. Overall, operations have been only moderately seasonal, with somewhat lower than average volume being transported during March, April and May as compared to the rest of the year.

  Neither the Partnership nor any of the Operating Partnerships have any employees. All of the operations of the Operating Partnerships are managed and operated by employees of the Manager. At December 31, 1993, the Manager had 611 full-time employees, 161 of whom were represented by two labor unions. The collective bargaining agreement with each of these unions is subject to renewal in 1996. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

CAPITAL EXPENDITURES

  The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 1993, total capital expenditures were $13.3 million. Projected capital expenditures for 1994 amount to $12.8 million. Planned capital expenditures in 1994 include, among other things, renewal and replacement of pipe, construction of containment facilities, new valves, metering systems, field instrumentation, communications facilities and testing equipment. Capital expenditures are expected to increase over time primarily in response to increasingly rigorous governmental safety and environmental requirements as well as industry standards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

REGULATION

 General

  Two of the Operating Partnerships (Buckeye and Laurel) are interstate common carriers (the "FERC Carriers") subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and non-discriminatory. FERC regulation also enforces common carrier obligations and specifies a uniform system of accounts. In addition, the FERC Carriers are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

  The Interstate Commerce Act permits challenges to proposed new or changed rates and to rates that are already effective by protest or complaint by an interested party or upon FERC's own motion, and upon an appropriate showing, a complainant may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint and a reduction of rates in the future.

  The FERC Carriers are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety.

 Tariffs

  FERC has jurisdiction over the FERC Carriers' interstate tariffs. In July 1988, in the midst of a rate proceeding involving Buckeye, FERC issued an order that provided Buckeye with the opportunity to qualify for an unspecified alternative form of "light-handed" rate regulation if Buckeye could establish that it lacked significant market power. On December 31, 1990, after extensive testimony and hearings, FERC issued an opinion which found that in most of its relevant market areas, Buckeye operated in a competitive environment in which it could not exercise significant market power and that Buckeye's tariff rates in those markets were just and reasonable. Based on these findings, FERC permitted Buckeye to implement a "light-handed" rate regulation program on an experimental basis for three years beginning in March 1991. Under the program, in markets where Buckeye does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15 percent over any two-year period (the "rate cap"), and (b) will be allowed to become effective without suspension or investigation if they do not exceed a "trigger" equal to the change in the GNP implicit price deflator since the date on which the individual rate was last increased, plus 2 percent. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume weighted average rate increase in markets where Buckeye does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume weighted average rate decrease in markets where Buckeye does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye's rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the experimental program, that the proposed rates are unduly discriminatory, or that Buckeye has acquired significant market power in markets previously found to be competitive.

  The Buckeye "light-handed" rate regulation program is subject to review by FERC after three years of operation, which will be in early 1994. On February 22, 1994, Buckeye filed a tariff seeking to continue its rate regulation program on a permanent basis. The filing is presently under consideration by FERC. At this time, the General Partner cannot predict whether the program will be extended, modified or terminated, or the effect of any such action on the Partnership.

  In October 1992, the Energy Policy Act of 1992 (the "Policy Act") was enacted. Title XVIII of the Policy Act, "Oil Pipeline Regulatory Reform," provides, among other things, that certain tariff rates that were in effect on October 25, 1991 are deemed "just and reasonable, " and that FERC is directed by October 24, 1993 to promulgate a rule establishing a simplified and generally applicable ratemaking methodology for oil pipelines. FERC was also directed to issue a rule streamlining certain procedural aspects of its proceedings.

  On October 22, 1993, FERC issued a final rule pursuant to the Policy Act with respect to rate regulation of oil pipelines. The rule relies primarily on an index methodology, whereby a pipeline would be allowed to change its rates in accordance with an index that FERC believes reflects cost changes appropriate for application to pipeline rates. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. In addition, the rule provides for the rights of both pipelines and shippers to demonstrate that the index should not apply to an individual pipeline's rates in light of the pipeline's costs. Requests for rehearing of the rule are pending with FERC. Subject to any modifications resulting from the requests for rehearing, the final rule will become effective on January 1, 1995. Concurrently, with the promulgation of the final rule, FERC also commenced an inquiry into its market-based rate policy, seeking comments on whether market-based rates should be allowed and how they should be implemented and supported. FERC intends to issue a new rule in this regard by January 1, 1995.

  At this time, the General Partner cannot predict the impact, if any, that any new rule promulgated by FERC may have on Buckeye's current "light-handed" regulatory program or on Buckeye's tariff rates generally. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

  In June 1993, Buckeye filed changes in certain FERC tariff rates applying the principles of the experimental "light-handed" rate regulation program. Such changes represented an average increase of 1.4 percent for the rates involved and were projected to generate approximately $1.5 million in additional revenues per year. The new tariff rates became effective on August 1, 1993, without investigation or suspension.

 Environmental Matters

  The Operating Partnerships are subject to federal and state laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Partnerships comply in all material respects with applicable environmental regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Operating Partnerships, could result in substantial costs and liabilities to the Partnership. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Matters."

  The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws which may impose additional regulatory burdens on the Partnership.

  Contamination resulting from spills or releases of refined petroleum products are not unusual in the petroleum pipeline industry. The Partnership's pipelines cross numerous navigable rivers and streams. Although the General Partner believes that the Operating Partnerships comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to the Partnership.

  The Resource Conservation and Recovery Act ("RCRA"), as amended, establishes a comprehensive program of regulation of "hazardous wastes." Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of recently issued regulations, many previously non-hazardous wastes generated by pipeline operations have become "hazardous wastes" which are subject to more rigorous and costly disposal requirements.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Disposal of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business could subject the Operating Partnerships to the requirements of these statutes. As a result, to the extent hydrocarbons or other petroleum waste may have been released or disposed of in the past, the Operating Partnerships may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency ("EPA"), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Partnerships may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Partnerships may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

  The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the "Amendments"), imposes controls on the emission of pollutants into the air. The Operating Partnerships may be affected in several ways by the Amendments, including required changes in operating procedures and increased capital expenditures. The Amendments require states to develop permitting programs over the next several years to comply with new federal programs. Existing operating and air-emission permits like those held by the Operating Partnerships will have to be reviewed to determine compliance with the new programs. It is possible that new or more stringent controls will be imposed upon the Operating Partnerships through this permit review. In addition, the Amendments impose new requirements on the composition of fuels transported by the Operating Partnerships. While the principal impact of these new requirements will be on refiners and marketers of such fuels, the Operating Partnerships may have to institute additional quality control procedures and provide additional tankage in order to satisfy customer needs for segregated storage of these reformulated fuels.

  The Operating Partnerships are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.

  In connection with the Acquisition, Pipe Line obtained an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection and Energy ("NJDEPE") under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") for all six of Pipe Line's facilities in New Jersey. The ACO permitted the Acquisition to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental contamination at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership, and the costs of compliance will be paid by Penn Central. Through December 1993, Buckeye's costs of approximately $2,286,000 have been funded by Penn Central.

 Safety Matters

  The Operating Partnerships are subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity which owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

  The Pipeline Safety Reauthorization Act of 1988 required increased coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. During 1990, the Manager initiated a random drug testing program to comply with the regulations promulgated by the Office of Pipeline Safety, DOT. Federal legislation enacted in October 1991 contained a provision requiring alcohol testing for workers with certain safety-sensitive duties in various transportation industries. Regulations issued pursuant to the legislation, effective January 1, 1995, provide that pipeline personnel, in certain circumstances, will be subject to alcohol testing requirements. The regulations also require alcohol testing, in certain circumstances, of pipeline personnel who maintain commercial drivers' licenses. The Manager intends to institute an alcohol testing program for covered employees in accordance with the regulations.

  In October 1992, HLPSA was amended by the Pipeline Safety Act of 1992 to provide, among other things, that the Secretary of Transportation shall consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The amended legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in environmentally sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Significant expenses would be incurred if, for instance, additional valves were required or if leak detection standards exceeded the current control system capabilities of the Operating Partnerships. The General Partner believes that the Operating Partnerships' operations comply in all material respects with HLPSA, but the industry, including the Partnership, could be required to incur substantial additional capital expenditures and increased operating costs depending upon the requirements of final regulations issued by DOT pursuant to HLPSA, as amended.

  The Operating Partnerships are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The General Partner believes that the Operating Partnerships' operations comply in all material respects with OSHA requirements, including general industry standards, recordkeeping, hazard communication requirements and monitoring of occupational exposure to benzene and other regulated substances.

  The General Partner cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations would increase operating costs and impose additional capital expenditure requirements on the Partnership, but the General Partner does not presently expect that such costs or capital expenditure requirements would have a material adverse effect on the Partnership.

TAX TREATMENT OF PUBLICLY TRADED PARTNERSHIPS UNDER THE INTERNAL REVENUE CODE

  The Internal Revenue Code of 1986, as amended (the "Code"), imposes certain limitations on the current deductibility of losses attributable to investments in publicly traded partnerships and treats certain publicly traded partnerships as corporations for federal income tax purposes. The following discussion briefly describes certain aspects of the Code that apply to individuals who are citizens or residents of the United States without commenting on all of the federal income tax matters affecting the Partnership or its unitholders (the "Unitholders"), and is qualified in its entirety by reference to the Code. UNITHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISOR ABOUT THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE PARTNERSHIP.

 Characterization of the Partnership for Tax Purposes

  The Code treats a publicly traded partnership that existed on December 17, 1987, such as the Partnership, as a corporation for federal income tax purposes beginning in the earlier of (i) 1998 or (ii) the year in which it adds a substantial new line of business unless, for each taxable year of the Partnership beginning in the earlier of such years, 90 percent or more of its gross income consists of qualifying income. Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produced such income.

  Because the Partnership is engaged primarily in the refined products pipeline transportation business, the General Partner believes that 90 percent or more of the Partnership's gross income has been qualifying income. If this continues to be true and no subsequent legislation amends this provision, the Partnership would continue to be classified as a partnership and not as a corporation for federal income tax purposes.

 Passive Activity Loss Rules

  The Code provides that an individual, estate, trust or personal service corporation generally may not deduct losses from passive business activities, to the extent they exceed income from all such passive activities, against other income. Income which may not be offset by passive activity "losses" includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and the basis limitation. Certain closely held corporations are subject to slightly different rules, which can also limit their ability to offset passive losses against certain types of income.

  Under the Code, net income from publicly traded partnerships is not treated as passive income for purposes of the passive loss rule, but is treated as portfolio income. Net losses and credits attributable to an interest in a publicly traded partnership are not allowed to offset a partner's other income. Thus, a Unitholder's proportionate share of the Partnership's net losses may be used to offset only Partnership net income from its trade or business in succeeding taxable years or, upon a complete disposition of a Unitholder's interest in the Partnership to an unrelated person in a fully taxable transaction, may be used to (i) offset gain recognized upon the disposition, and (ii) then against all other income of the Unitholder. In effect, net losses are suspended and carried forward indefinitely until utilized to offset net income of the Partnership from its trade or business or allowed upon the complete disposition to an unrelated person in a fully taxable transaction of a Unitholder's interest in the Partnership. A Unitholder's share of Partnership net income may not be offset by passive activity losses generated by other passive activities. In addition, a Unitholder's proportionate share of the Partnership's portfolio income, including portfolio income arising from the investment of the Partnership's working capital, is not treated as income from a passive activity and may not be offset by such Unitholder's share of net losses of the Partnership.

 Deductibility of Interest Expense

  The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment, gain attributable to the disposition of property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at a maximum rate of 28 percent) and portfolio income (determined pursuant to the passive loss rules) reduced by certain expenses (other than interest) which are directly connected with the production of such income. Property subject to the passive loss rules is not treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for purposes of the limitation on the deductibility of investment interest. A Unitholder's investment income attributable to its interest in the Partnership will include both its allocable share of the Partnership's portfolio income and trade or business income. A Unitholder's investment interest expense will include its allocable share of the Partnership's interest expense attributable to portfolio investments.

 Unrelated Business Taxable Income

  Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income in excess of $1,000, and each such entity must file a tax return for each year in which it has more than $1,000 of gross income included in computing unrelated business taxable income. The General Partner believes that substantially all of the Partnership's gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity's share of the Partnership's deductions are allowed in computing the entity's taxable unrelated business income. ACCORDINGLY, INVESTMENT IN THE PARTNERSHIP BY TAX-EXEMPT ENTITIES SUCH AS INDIVIDUAL RETIREMENT ACCOUNTS, PENSION PLANS AND CHARITABLE TRUSTS MAY NOT BE ADVISABLE.

 State Tax Treatment

  The Partnership owns property or does business in the states of Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts, Washington and Florida. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

ITEM 2. PROPERTIES

  As of December 31, 1993, the principal facilities of the Operating Partnerships included 3,770 miles of 6-inch to 24-inch diameter pipeline, 44 pumping stations, 104 delivery points and various sized tanks having an aggregate capacity of approximately 10.1 million barrels.

  The Operating Partnerships own substantially all of their facilities subject, in the case of Buckeye, to a mortgage and security interest granted to secure payment of the outstanding balance of Buckeye's First Mortgage Notes due serially through 2009. See Note 7 to Consolidated Financial Statements of Buckeye Partners, L.P. In addition, certain portions of Buckeye's pipeline in Connecticut and Massachusetts are subject to security interests in favor of the owners of the right-of-way to secure future lease payments.

  In general, the Operating Partnerships' pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Partnerships' rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. The Operating Partnerships have not experienced any revocations or lapses of such rights which were material to its business or operations, and the General Partner has no reason to expect any such revocation or lapse in the foreseeable future. Most pumping stations and terminal facilities are located on land owned by the Operating Partnerships.

  The General Partner believes that the Operating Partnerships have sufficient title to their material assets and properties, possess all material authorizations and franchises from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Partnerships' title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by the General Partner to interfere materially with the conduct of the Operating Partnerships' businesses.

ITEM 3. LEGAL PROCEEDINGS

  The Partnership, in the ordinary course of business, is involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition.

FREEPORT LANDSLIDE

  On March 30, 1990, a landslide near Freeport, Pennsylvania caused a rupture to one of the Partnership's pipelines which resulted in the release of approximately 58,000 gallons of petroleum products. Undetermined amounts of petroleum products saturated the soils surrounding the landslide area and flowed into Knapp Run and eventually into the Allegheny River. Buckeye promptly conducted extensive emergency response and remediation efforts.

  Following the release, various agencies and departments of both the federal and state governments, including the United States Department of Justice, the Pennsylvania Office of Attorney General, the Pennsylvania Department of Environmental Resources ("DER"), the Pennsylvania Department of Transportation, EPA, the National Transportation Safety Board, and DOT, commenced investigations into the circumstances of the pipeline rupture. The U.S. Justice Department and the Pennsylvania Attorney General's Office have instituted criminal investigations, but Buckeye has not been formally advised that it is a target of those investigations. The other investigations are civil in nature.

  As a result of the foregoing investigations, Buckeye may be subject to claims or charges seeking civil or criminal fines, penalties or assessments from one or more governmental agencies. At this time, Buckeye has not been charged with any violations of federal or state law, and it is impossible to predict whether there will be any such actions brought against Buckeye, the amount of any fines, penalties or assessments sought to be imposed or the outcome of any such actions.

  After the emergency phase of the clean-up was complete, Buckeye and DER reached an agreement on remediation and erosion and sedimentation control at the site. Under this agreement, Buckeye is collecting and treating surface runoff water from the site and has instituted further erosion and sedimentation control measures under a DER-approved plan.

  In addition to the above governmental investigations, eight civil class actions against the Partnership, Buckeye and certain affiliates were filed in four Pennsylvania counties. Plaintiffs in these lawsuits seek both injunctive and monetary relief, including punitive damages and attorneys' fees, based on a number of legal theories. The parties have consolidated these actions in a single class action in the Court of Common Pleas for Allegheny County, Pennsylvania, but the proposed class has not yet been certified and there has been no significant activity in the case. At this time, it is not possible to predict the likely outcome of such actions.

  Buckeye maintains insurance in amounts believed by the General Partner to be adequate covering certain liabilities and claims arising out of pipeline accidents above a self-insured retention amount. The insurance is written generally on an indemnity basis, which requires Buckeye to seek reimbursement from its carriers for covered claims after paying such claims directly. Various entities that allegedly incurred costs or damages as a result of this incident have filed claims with Buckeye's insurance adjusters. Certain claims have been paid by Buckeye and other claims remain outstanding. The insurance carriers are reimbursing Buckeye for covered claims subject to the terms of the policy.

  For the reasons set forth above, Buckeye is unable to estimate the total amount of environmental clean-up and other costs and liabilities that may be incurred in connection with this incident. However, based on information currently available to it, Buckeye believes that its net expense after insurance recoveries will not be material to its financial condition or results of operations.

OTHER ENVIRONMENTAL PROCEEDINGS

  With respect to other environmental litigation, certain Operating Partnerships (or their predecessors) have been named as a defendant in several lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal or release of hazardous substances into the environment. Typically, an Operating Partnership is one of many PRPs for a particular site and its contribution of total waste at the site is minimal. However, because CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of the Operating Partnerships in connection with these proceedings could be material. Potentially material proceedings affecting the Operating Partnerships are described below.

  In July 1986, Buckeye was named as one of several PRPs for the Whitmoyer Laboratories site in Myerstown, Pennsylvania. Buckeye previously owned part of the site and sold it to a purchaser now believed to be primarily responsible for the reported substantial chemical contamination at the site. Without knowledge of the contamination, Buckeye subsequently repurchased a small portion of the site on which it constructed a pumping station. After completion of a remedial investigation and feasibility study and consideration of proposed remediation plans, EPA issued two Records of Decision in December 1990 proposing a clean-up estimated to cost approximately $125 million. In 1992, EPA entered into an agreement with the estate of one of the PRPs to recover a portion of EPA's past costs. In addition, EPA entered into a Consent Decree with the two PRPs that were former owners of Whitmoyer Laboratories. These PRPs agreed to assume the cost of clean-up at the site, and to reimburse EPA for future response costs and a portion of its past response costs. These two PRPs have instituted suit against each other to determine their relative responsibility for the Whitmoyer Laboratories site clean-up. One of the PRPs served a third-party complaint against Buckeye for the stated purpose of tolling the statute of limitations to preserve its rights, if any, against Buckeye. Buckeye subsequently settled the third-party complaint that had been filed against it. In consideration of mutual releases and the PRP's agreement to cleanup Buckeye's portion of the site, Buckeye agreed to remove its booster pump station, to reroute its pipeline around the site and to reimburse the PRP for the cost of removing the original pipeline, if such removal is required by EPA. Buckeye estimates at this time that the costs of complying with the terms of the settlement agreement will be between $1 million and $2 million. Buckeye has not entered into any agreements with the EPA or the other PRP involved at the site, and Buckeye has not waived any rights to recover for any claim arising out of the PRP's activities at the site or any claims brought by any governmental agency or third party based upon environmental conditions at the site. In the event that claims were asserted by any party in connection with the site, Buckeye believes that it would have meritorious defenses, but its potential liability, if any, related to such claims, cannot be estimated at this time.

  In July 1987, the NJDEPE ordered Buckeye and 27 other parties to provide site security and conduct a preliminary clean-up at the Borne Chemical site located in Elizabeth, New Jersey. Twenty of the parties (including Buckeye) agreed to provide security and to remove certain materials from the site. Buckeye agreed to pay approximately $64,000 of the $4 million estimated cost of this activity. This removal work has been completed. The NJDEPE is requiring that all parties (including Buckeye) which are alleged to have contributed hazardous substances to the site, conduct a remedial investigation/feasibility study to determine the scope of additional contamination, if any, that may exist at the site. Buckeye's involvement with this site is based on allegations that a small amount of Buckeye's waste was stored at this site pending its ultimate disposal elsewhere. Buckeye believes that it has meritorious defenses, but its potential liability, if any, for future costs cannot be estimated at this time.

  In March 1989, the NJDEPE issued a directive to Buckeye and 113 other parties demanding payment of approximately $9.2 million in remediation costs incurred by NJDEPE at the Bridgeport Rental & Oil Services Site in Logan Township, New Jersey. This site is subject to a remediation being conducted by EPA under CERCLA. In March 1992, an action was commenced by Rollins Environmental Services (NJ), Inc., and others, against the United States of America and certain additional private parties seeking reimbursement for remediation expenses incurred by plaintiffs in connection with the site.
In June 1992, the United States of America brought an action against Rollins Environmental Services (NJ), Inc., and additional private parties, seeking reimbursement of approximately $29 million for response costs incurred by EPA at the site. Buckeye has not been designated by EPA as a PRP with respect to the site, and has not been named as a defendant in any litigation connected with the site. Buckeye believes that it is, at most, a de minimis contributor of waste to this site. Although EPA has estimated remediation costs at the site to be over $100 million, Buckeye expects that its liability, if any, will not be material.

  In May 1993, Buckeye was notified by EPA that EPA had reason to believe that Buckeye was a PRP under CERCLA regarding certain hazardous substances located at a former waste processing/management facility located in Niagara Falls, New York known as the Frontier Chemical Superfund Site. Buckeye is one of several hundred parties that have been informed by EPA that they are potential PRPs in connection with the site. In its notification letter, EPA requested the PRPs to refund approximately $376,000 in costs already incurred by EPA in connection with the management of the site, and to fund the clean-up and removal of certain alleged hazardous materials contained in drums and liquid waste holding tanks at the site. The estimated cost of the removal activity has been estimated by EPA at approximately $4,700,000. In addition, EPA noted that certain subsequent clean-up activities may be required at the site, but that such work would be the subject of a future letter to the PRPs and would be addressed under a separate administrative order. Buckeye has entered into a PRP Group Participation Agreement with other PRPs in order to facilitate a joint approach to EPA and to the clean-up of the site. Buckeye believes that it is, at most, a de minimis contributor of waste to the site. Although the cost of the ultimate remediation of the site cannot be determined at this time, Buckeye expects that its liability, if any, will not be material.

  Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws, but the amount of such claims or the potential liability, if any, cannot be estimated. See "Business--Regulation-- Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER MATTERS

  The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. The high and low sales prices of the LP Units in 1993 and 1992, as reported on the New York Stock Exchange Composite Tape, were as follows:

                                                         1993          1992
                                                     ------------- -------------
QUARTER                                               HIGH   LOW    HIGH   LOW
- -------                                              ------ ------ ------ ------
First............................................... 35 1/2 28 3/4 28 7/8 25 7/8
Second.............................................. 36 7/8 32 1/4 28 1/2 26 7/8
Third............................................... 38     33 1/8 32 1/8 28
Fourth.............................................. 41 5/8 36 1/2 31 5/8 28

  During the months of December 1993 and January 1994, the Partnership gathered tax information from its known LP Unitholders and from brokers/nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 18,000.

  Cash distributions paid quarterly during 1992 and 1993 were as follows:

RECORD DATE                                      PAYMENT DATE    AMOUNT PER UNIT
- -----------                                      ------------    ---------------
February 7, 1992............................. February 28, 1992       $0.65
May 8, 1992.................................. May 29, 1992            $0.65
August 7, 1992............................... August 31, 1992         $0.65
November 6, 1992............................. November 30, 1992       $0.65
February 23, 1993............................ February 26, 1993       $0.65
May 7, 1993.................................. May 28, 1993            $0.65
August 6, 1993............................... August 31, 1993         $0.65
November 8, 1993............................. November 30, 1993       $0.65

  In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

   On January 28, 1994, the Partnership announced a quarterly distribution of $0.70 per LP Unit payable on February 28, 1994.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 1993, 1992, 1991, 1990 and 1989. Income statement and balance sheet data for the year ended December 31, 1989 has been restated to reflect results of continuing operations. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1993     1992     1991     1990     1989
                                   -------- -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Income Statement Data:
  Revenue......................... $175,495 $163,064 $151,828 $159,253 $158,094
  Depreciation and amortization...   11,002   10,745   10,092    9,971   10,187
  Operating income................   66,851   63,236   58,452   63,863   66,602
  Interest and debt expense.......   25,871   27,452   27,502   28,767   29,448
  Income from continuing opera-
   tions before extraordinary
   charge and cumulative effect of
   change in accounting principle.   41,654   34,546   30,465   34,312   36,178
  Net income......................   39,366    9,002   30,465   15,200   35,580
  Income per Unit from continuing
   operations before extraordinary
   charge and cumulative effect of
   change in accounting principle.     3.44     2.85     2.51     2.83     2.99
  Net income per Unit.............     3.25     0.74     2.51     1.25     2.94
  Distributions per Unit..........     2.60     2.60     2.60     2.60     2.45

                                                    DECEMBER 31,
                                    --------------------------------------------
                                      1993     1992     1991     1990     1989
                                    -------- -------- -------- -------- --------
                                                   (IN THOUSANDS)
Balance Sheet Data:
  Total assets..................... $543,493 $533,143 $545,281 $551,888 $577,696
  Long-term debt...................  224,000  225,000  242,500  260,000  275,000
  General Partner's capital........    2,338    2,259    2,521    2,531    2,694
  Limited Partners' capital........  231,357  223,585  249,533  250,573  266,725

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of the liquidity and capital resources and the results of operations of the Partnership for the periods indicated below. Amounts in the Management's Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations unless otherwise indicated. This discussion should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this Report.

 Change in Accounting Principle

  In December 1992, the Partnership adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") effective as of January 1, 1992. As a result, the Partnership recorded a one-time, non-cash charge of $25.5 million as of the first quarter of 1992 to reflect the cumulative effect of the change in accounting principle for periods prior to 1992. In addition, quarterly results for 1992 were restated to reflect an additional $1.5 million, or approximately $0.4 million per quarter, in related operating expenses throughout the year.

RESULTS OF OPERATIONS

  Through its Operating Partnerships, the Partnership is principally engaged in the transportation of refined petroleum products including gasoline, jet fuel, diesel fuel, heating oil and kerosene. The Partnership's revenues are principally a function of the volumes of refined petroleum products transported by the Partnership, which are in turn a function of the demand for refined petroleum products in the regions served by the Partnership's pipelines and the tariffs or transportation fees charged for such transportation. Results of operations are affected by factors which include competitive conditions, demand for products transported, seasonality and regulation. See "Business-- Competition and Other Business Considerations."

 1993 Compared With 1992

  Revenue for the year ended December 31, 1993 was $175.5 million, $12.5 million, or 7.7 percent greater than revenue of $163.0 million for 1992. Volume delivered during 1993 averaged 981,100 barrels per day, 67,900 barrels per day or 7.4 percent greater than volume of 913,200 barrels per day delivered in 1992. Greater revenue in 1993 was related to increased gasoline, distillate and turbine fuel deliveries and to the effect of tariff rate increases implemented in July 1992 and August 1993. Gasoline and distillate volume increases were due primarily to higher end-use demand in response to moderate economic recovery and a return to normal winter temperatures. In addition, 1993 volume improved as a result of new business captured from barge and other pipelines, a decline in Canadian imports to upstate New York and extended refinery maintenance activities that required transportation of additional refined products into the Partnership's service areas. Increased turbine fuel volume was due to a moderate improvement in domestic and international air travel and continued growth in air cargo business.

  Costs and expenses during 1993 were $108.6 million, $8.8 million or 8.8 percent greater than costs and expenses of $99.8 million during 1992. Categories of increased expenses included payroll and employee benefits, maintenance services and power and supplies. A significant portion of these increased expenses were directly related to the transportation of additional volume and related maintenance activities.

  Other income (expenses) consist of interest income, interest and debt expense, and minority interests and other. Interest and debt expense of $25.9 million in 1993 was $1.6 million less than interest and debt expense of $27.5 million in 1992 reflecting lower debt outstanding following payment of $16.3 million of Series E First Mortgage Notes in December 1992.

 1992 Compared With 1991

  Revenue for the year ended December 31, 1992 was $163.0 million, $11.2 million, or 7.4 percent greater than revenue of $151.8 million for 1991. Volume delivered during 1992 averaged 913,200 barrels per day, 40,000 barrels per day or 4.6 percent greater than volume of 873,200 barrels per day delivered in 1991. Volume increased in all of the Partnership's product grades. Increased gasoline volume was primarily related to new business from a reactivated Midwest refinery and shifts from barge and truck to pipeline delivery following capital investment during 1991 and early 1992. Distillate volume improved due to increased heating oil demand resulting from colder weather in the Northeast compared to 1991. Turbine fuel volume improved in response to increased air travel, expanding air cargo business and new business due to shifts from barge to pipeline delivery. Greater revenue in 1992 was also attributable to tariff rate increases which were implemented in July of 1991 and 1992.

  Costs and expenses during 1992 were $99.8 million, $6.4 million or 6.9 percent greater than costs and expenses of $93.4 million during 1991. Greater costs and expenses during 1992 were primarily due to property and other taxes which increased compared to 1991 due to the effect of favorable settlements recorded in 1991. Cost and expenses in 1992 were also affected by increased power, supplies and maintenance costs reflecting improved volume. Depreciation charges increased during 1992 principally due to net additions to Partnership's property, plant and equipment. Costs and expenses were favorably impacted by reduced rents, employee benefits and environmental related expenses.

  Interest income of $1.0 million during 1992 was $0.9 million less than interest income during 1991 due to continuing lower interest rates and lower average invested balances. Interest and debt expense of $27.5 million in 1992 was nearly equal to interest and debt expense in 1991. Lower capitalized interest and additional commitment and other fees associated with a credit facility largely offset a reduction in interest following debt repayments. Minority interests and other was lower in 1992 primarily due to the acquisition of the remaining stock interest in Laurel Corp in December 1991 and the impact on minority interest upon adoption of SFAS 106.

 Tariff Changes

  In July 1993, June 1992 and June 1991, Buckeye filed proposed changes in certain tariff rates that represented, on average, increases of 1.4 percent,
3.0 percent and 3.7 percent for the rates involved, respectively. The July 1993, June 1992 and June 1991 changes were projected to generate approximately $1.5 million, $4.0 million and $5.0 million in additional revenue per year, respectively. Each of these proposed changes became effective during the month after they were filed.

LIQUIDITY AND CAPITAL RESOURCES

  The Partnership's financial condition at December 31, 1993, 1992 and 1991 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                       AS OF DECEMBER 31,
                                                   ---------------------------
                                                     1993     1992      1991
                                                   -------- --------  --------
Current ratio..................................... 1.1 to 1 0.9 to 1  0.9 to 1
Ratio of cash and temporary investments and trade
 receivables to current liabilities............... 1.0 to 1 0.8 to 1  0.7 to 1
Working capital (deficiency) (in thousands)....... $  5,709 $ (4,548) $ (2,877)
Ratio of total debt to total capital.............. .50 to 1 .51 to 1  .50 to 1
Book value (per Unit)............................. $  19.28 $  18.63  $  20.79

 Cash Provided by Operations

  During 1993, cash provided by operations of $53.2 million was derived principally from income from continuing operations before an extraordinary charge of $41.7 million, depreciation of $11.0 million and operating working capital changes of $3.9 million. Operating working capital changes relate to a decrease in trade receivables and an increase in accrued and other current liabilities. Remaining cash uses, totaling $3.4 million, were related to extraordinary charges on early extinguishment of debt of $2.2 million and distributions to minority interests and changes in other non-current liabilities.

  During 1992, cash provided by operations of $52.2 million was derived principally from income from continuing operations before the cumulative effect of a change in accounting principle of $34.5 million, depreciation of $10.7 million and changes in operating working capital of $3.5 million. Other net cash sources, totaling $3.5 million, were largely provided by discontinued operations and an increase in other non-current liabilities.

  During 1991, cash provided by operations of $42.2 million was derived principally from income from continuing operations of $30.5 million and depreciation of $10.1 million. Other net cash sources, totaling $1.6 million, were provided by discontinued operations and an increase in non-current liabilities which were offset by changes in operating working capital. The decrease in working capital during 1991 was primarily due to the increase in the current portion of long-term debt and a decrease in cash position resulting from lower earnings from continuing operations and the acquisition of a minority interest.

 Debt Obligation and Credit Facilities

  At December 31, 1993, the Partnership had $240.0 million in outstanding current and long-term debt representing the First Mortgage Notes of Buckeye. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment. The $240.0 million of debt outstanding at 1993 year end includes $35 million of additional First Mortgage Notes (Series K, L and M) bearing interest rates from 7.11 percent to 7.19 percent which were issued on January 7, 1994 in accordance with an agreement entered into on December 31, 1993 and excludes $20 million of 9.50 percent First Mortgage Notes (Series H) due December 1995 that were defeased in-substance with a portion of the proceeds from such additional First Mortgage Notes. During 1993, the Partnership paid $17.5 million of principal on the First Mortgage Notes (Series
F) that became due in December 1993. In addition, Buckeye entered into an agreement with the purchaser of the $35 million of additional First Mortgage Notes which permits Buckeye, under certain circumstances, to issue up to $40 million of additional First Mortgage Notes to such purchaser. Any issuance of the additional First Mortgage Notes will require the prior approval by the holders of the First Mortgage Notes to an amendment to the Mortgage Note Indenture. Buckeye is currently in the process of seeking such approval.

  At December 31, 1992, the Partnership had $242.5 million in outstanding current and long-term debt representing the First Mortgage Notes of Buckeye. During 1992, the Partnership paid $16.2 million of remaining principal on the First Mortgage Notes (Series E) that became due in December 1992. At December 31, 1991, the Partnership had $258.8 million in outstanding current and long-term debt representing the First Mortgage Notes. During 1991, the Partnership paid $5.0 million of remaining principal on the First Mortgage Notes (Series D) that became due in December 1991 and irrevocably deposited $1.3 million in partial payment of principal on the $17.5 million First Mortgage Notes (Series
E) that became due in December 1992.

  The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings up to six years, is available to the Partnership for general purposes including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel has an unsecured $1 million line of credit. At December 31, 1993, 1992 and 1991, there were no outstanding borrowings under these facilities.

  The ratio of total debt to total capital was 50 percent, 51 percent, and 50 percent at December 31, 1993, 1992 and 1991, respectively. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Capital Expenditures

  At December 31, 1993, property, plant and equipment was approximately 92 percent of total consolidated assets. This compares to 93 percent and 91 percent for the years ended December 31, 1992 and 1991, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing assets.

  Capital expenditures by the Partnership were $13.3 million, $10.8 million and $10.9 million for 1993, 1992 and 1991, respectively. Projected capital expenditures for 1994 amount to $12.8 million. Planned capital expenditures include, among other things, renewal and replacement of pipe, construction of containment facilities, new valves, metering systems, field instrumentation, communication facilities and testing equipment. Capital expenditures are expected to increase over time primarily in response to increasingly rigorous governmental safety and environmental requirements as well as industry standards.

 Discontinued Operations

  In the fourth quarter of 1990, the Partnership recorded a non-cash charge to earnings of $19.1 million, net of estimated earnings during phase-out, relating to the Partnership's decision to discontinue its 16-inch crude oil pipeline and a refined products terminal. The Partnership closed the sale of the 16-inch crude oil pipeline, together with associated real and personal property to Sun Pipe Line Company on February 1, 1993. Proceeds from the sale amounted to $9.2 million. Remaining discontinued operations consisting of petroleum facilities at a refined products terminal were dismantled and removed during the first quarter 1993. Disposal of these discontinued operations resulted in a loss of $127,000.

 Environmental Matters

  The Operating Partnerships are subject to federal and state laws and regulations relating to the protection of the environment. These regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 1993, the Operating Partnerships incurred operating expenses of $3.0 million and capital expenditures of $4.5 million related to environmental matters. Capital expenditures of $3.2 million for environmental related projects are included in the Partnership's plans for 1994. Expenditures, both capital and operating, relating to environmental matters are expected to increase due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

  Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a PRP under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. The total potential remediation costs to be borne by the Operating Partnerships relating to these clean-up sites cannot be reasonably estimated and could be material. With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements.

  At the Whitmoyer Laboratories site in Myerstown, Pennsylvania, Buckeye is one of several PRPs for a clean-up estimated to cost approximately $125 million. However, in 1992, EPA entered into an agreement with the estate of one of the PRPs to recover a portion of EPA's past costs and a Consent Decree with the two PRPs that were former owners of Whitmoyer Laboratories to assume the cost of clean-up at the site and to reimburse EPA for future response costs and a portion of its past response costs. These two PRPs have instituted suit against each other to determine their relative responsibility for the Whitmoyer Laboratories site clean-up. One of the PRPs served a third-party complaint against Buckeye for the stated purpose of tolling the statute of limitations to preserve its rights, if any, against Buckeye. Buckeye subsequently settled the third-party complaint that had been filed against it. In consideration of mutual releases and the PRP's agreement to cleanup Buckeye's portion of the site, Buckeye agreed to remove its booster pump station, to reroute its pipeline around the site and to reimburse the PRP for the cost of removing the original pipeline, if such removal is required by EPA. Buckeye has not entered into any agreements with the EPA or the other PRP involved at the site, and Buckeye has not waived any rights to recover for any claim arising out of the PRP's activities at the site or any claims brought by any governmental agency or third party based upon environmental conditions at the site. Although the exact costs of the settlement are not known, Buckeye estimates at this time that the costs of complying with the terms of the settlement agreement will be between $1 million and $2 million.

  As previously reported, in March 1990, a landslide near Freeport, Pennsylvania caused a rupture to one of Buckeye's pipelines which resulted in the release of approximately 58,000 gallons of petroleum products. During 1993, Buckeye paid claims and other charges related to this incident in the amount of $0.3 million. Substantially all of this amount has been reimbursed by Buckeye's insurance carriers. Buckeye is unable to estimate the total amount of environmental clean-up and other costs and liabilities that may be incurred in connection with this incident. However, based on information currently available to it, Buckeye believes that its net expense after insurance recoveries will not be material to its financial condition or results of operations. See "Legal Proceedings--Freeport Landslide".

  Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings. See "Business--Regulation--Environmental Matters" and "Legal Proceedings".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BUCKEYE PARTNERS, L.P.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE NUMBER
                                                                    -----------
Financial Statements and Independent Auditors' Report:
  Independent Auditors' Report.....................................      23
  Consolidated Statements of Income--For the years ended December
   31, 1993, 1992 and 1991.........................................      24
  Consolidated Balance Sheets--December 31, 1993 and 1992..........      25
  Consolidated Statements of Cash Flows--For the years ended Decem-
   ber 31, 1993, 1992 and 1991.....................................      26
  Notes to Consolidated Financial Statements.......................      27
Financial Statement Schedules and Independent Auditors' Report:
  Independent Auditors' Report.....................................     S-1
  Schedule II--Amounts Receivable from Related Parties and Under-
   writers, Promoters and Employees other than Related Parties.....     S-2
  Schedule III--Registrant's Condensed Financial Statements........     S-3
  Schedule V--Consolidated Property, Plant and Equipment--For the
   years ended December 31, 1993, 1992 and 1991....................     S-4
  Schedule VI--Consolidated Accumulated Depreciation and Amortiza-
   tion of Property, Plant and Equipment--For the years ended De-
   cember 31, 1993, 1992 and 1991..................................     S-5
  Schedule VIII--Valuation and Qualifying Accounts--For the years
   ended December 31, 1993, 1992 and 1991..........................     S-6
  Schedule X--Supplementary Consolidated Income Statement Informa-
   tion--For the years ended December 31, 1993, 1992 and 1991......     S-7

  Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1993 and 1992, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in Note 10 to the consolidated financial statements, in 1992 the Partnership changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards Number 106.

Deloitte & Touche

Philadelphia, Pennsylvania
February 14, 1994

                             BUCKEYE PARTNERS, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                             NOTES   1993      1992      1991
                                             ----- --------  --------  --------
Revenue....................................     2  $175,495  $163,064  $151,828
                                                   --------  --------  --------
Costs and expenses
  Operating expenses.......................  3,13    87,029    79,111    72,955
  Depreciation and amortization............     2    11,002    10,745    10,092
  General and administrative expenses......    13    10,613     9,972    10,329
                                                   --------  --------  --------
    Total costs and expenses...............         108,644    99,828    93,376
                                                   --------  --------  --------
Operating income...........................          66,851    63,236    58,452
                                                   --------  --------  --------
Other income (expenses)
  Interest income..........................             919       960     1,891
  Interest and debt expense................         (25,871)  (27,452)  (27,502)
  Minority interests and other.............            (245)     (129)   (1,107)
                                                   --------  --------  --------
    Total other income (expenses)..........         (25,197)  (26,621)  (26,718)
                                                   --------  --------  --------
Income from continuing operations before
 income taxes..............................          41,654    36,615    31,734
Provision for income taxes.................     2       --     (2,069)   (1,269)
                                                   --------  --------  --------
Income from continuing operations before
 extraordinary charge and cumulative effect
 of change in accounting principle.........          41,654    34,546    30,465
Loss from discontinued operations..........     5      (127)      --        --
Extraordinary charge on early
 extinguishment of debt....................    11    (2,161)      --        --
Cumulative effect of change in accounting
 principle.................................    10       --    (25,544)      --
                                                   --------  --------  --------
Net income.................................        $ 39,366  $  9,002  $ 30,465
                                                   ========  ========  ========
Net income allocated to General Partner....    14  $    394  $     90  $    305
Net income allocated to Limited Partners...    14  $ 38,972  $  8,912  $ 30,160
Income allocated to General and Limited
 Partners per Partnership Unit:
    Income from continuing operations
     before extraordinary charge and
     cumulative effect of change in
     accounting principle..................        $   3.44  $   2.85  $   2.51
    Loss from discontinued operations......            (.01)      --        --
    Extraordinary charge on early
     extinguishment of debt................            (.18)      --        --
    Cumulative effect of change in
     accounting principle..................             --      (2.11)      --
                                                   --------  --------  --------
    Net income.............................        $   3.25  $   0.74  $   2.51
                                                   ========  ========  ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                               -----------------
                                                      NOTES      1993     1992
                                                      -----    -------- --------
Assets
  Current assets
    Cash and cash equivalents.....................           2 $ 22,748 $  9,753
    Temporary investments.........................                  250      --
    Trade receivables.............................           2   15,341   16,838
    Inventories...................................           2    1,174    1,021
    Prepaids and other current assets.............                4,445    3,256
                                                               -------- --------
      Total current assets........................               43,958   30,868
  Property, plant and equipment, net..............         2,4  499,075  495,541
  Other non-current assets........................                  460      460
  Net assets of discontinued operations...........         2,5      --     6,274
                                                               -------- --------
      Total assets................................             $543,493 $533,143
                                                               ======== ========
Liabilities and partners' capital
  Current liabilities
    Current portion of long-term debt.............           7 $ 16,000 $ 17,500
    Accounts payable..............................                2,562    1,184
    Income taxes payable..........................                  219      977
    Accrued and other current liabilities......... 3,6,9,10,13   19,468   15,755
                                                               -------- --------
      Total current liabilities...................               38,249   35,416
  Long-term debt..................................        7,11  224,000  225,000
  Minority interests..............................                2,492    2,879
  Other non-current liabilities................... 3,8,9,10,13   45,057   44,004
  Commitments and contingent liabilities..........           3      --       --
                                                               -------- --------
      Total liabilities...........................              309,798  307,299
                                                               -------- --------
Partners' capital.................................          14
  General Partner.................................                2,338    2,259
  Limited Partners................................              231,357  223,585
                                                               -------- --------
      Total partners' capital.....................              233,695  225,844
                                                               -------- --------
      Total liabilities and partners' capital.....             $543,493 $533,143
                                                               ======== ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                             NOTES   1993      1992      1991
                                             ----- --------  --------  --------
Cash flows from operating activities:
 Income from continuing operations before
  extraordinary charge and cumulative ef-
  fect of change in accounting principle...        $ 41,654  $ 34,546  $ 30,465
                                                   --------  --------  --------
 Adjustments to reconcile income to net
  cash provided by operating activities:
   Extraordinary charge on early extin-
    guishment of debt......................          (2,161)      --        --
   Depreciation and amortization...........          11,002    10,745    10,092
   Minority interests......................             145        29       657
   Distributions to minority interests.....            (532)     (345)     (755)
   Change in assets and liabilities:
    Trade receivables......................           1,497    (1,834)      134
    Inventories............................            (153)      333       (43)
    Prepaids and other current assets......          (1,189)    2,894    (2,328)
    Accounts payable.......................           1,378       203    (1,064)
    Income taxes payable (a)...............            (242)   (1,076)     (594)
    Accrued and other current liabilities
     (b)...................................           2,636     2,939     2,376
    Other non-current assets...............             --       (200)      --
    Other non-current liabilities (b)......          (1,043)    1,313       758
                                                   --------  --------  --------
    Total adjustments provided by
     continuing operating activities.......          11,338    15,001     9,233
                                                   --------  --------  --------
   Net cash provided by continuing operat-
    ing activities.........................          52,992    49,547    39,698
   Net cash provided by discontinued opera-
    tions (c)..............................      5      206     2,660     2,471
                                                   --------  --------  --------
    Net cash provided by operating activi-
     ties..................................          53,198    52,207    42,169
                                                   --------  --------  --------
Cash flows from investing activities:
 Capital expenditures......................         (13,328)  (10,789)  (10,853)
 Acquisitions..............................             --        --     (4,850)
 Proceeds from sale of net assets of dis-
  continued operations.....................      5    9,200       --        --
 Net proceeds from (expenditures for) dis-
  posal of property, plant and equipment...          (1,810)      713        24
 Sales (purchases) of temporary invest-
  ments....................................            (250)      --     10,364
 Other, net................................             --        --         92
                                                   --------  --------  --------
    Net cash used in investing activities..          (6,188)  (10,076)   (5,223)
                                                   --------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt..      7   35,000       --        --
 Payment of long-term debt.................      7  (37,500)  (16,250)   (6,250)
 Distributions to Unitholders..............  14,15  (31,515)  (31,515)  (31,515)
 Increase in minority interests............             --        555       264
                                                   --------  --------  --------
    Net cash used in financing activities..         (34,015)  (47,210)  (37,501)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents...............................      2   12,995    (5,079)     (555)
Cash and cash equivalents at beginning of
 year......................................      2    9,753    14,832    15,387
                                                   --------  --------  --------
Cash and cash equivalents at end of year...        $ 22,748  $  9,753  $ 14,832
                                                   ========  ========  ========
Supplemental cash flow information:
 Cash paid during year for:
  Interest (net of amount capitalized).....        $ 26,169  $ 27,398  $ 27,541
  Income taxes.............................             242     2,632     1,965
 Non-cash effect of change in accounting
  principle................................     10      --     25,544       --
 Non-cash changes in property, plant and
  equipment................................             602       --        --
(a) Non-cash changes in income taxes pay-
 able......................................             516     1,160       --
(b) Non-cash changes in accrued and other
 liabilities...............................           2,657     9,277       --
(c) Non-cash changes in discontinued opera-
 tions.....................................           3,259     2,537       --

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1993 AND 1992 AND
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1. ORGANIZATION

  Buckeye Partners, L.P. (the "Partnership") is a limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). The foregoing entities are hereinafter referred to as the "Operating Partnerships." Laurel owns a 98.01 percent limited partnership interest in Buckeye Pipe Line Company of Michigan, L.P. ("BPL Michigan") which discontinued operations in 1993 (see Note 5).

  During December 1986, the Partnership sold 12,000,000 limited partnership units ("LP Units") in a public offering representing an aggregate 99 percent limited partnership interest in the Partnership. Concurrently, the Partnership sold 121,212 units representing a 1 percent general partnership interest in the Partnership ("GP Units") to Buckeye Management Company (the "General Partner"), a wholly owned subsidiary of The Penn Central Corporation ("Penn Central"). The Partnership used the proceeds from such sales to purchase from subsidiaries of Penn Central the 99 percent limited partnership interests in the then existing Operating Partnerships and an 83 percent stock interest in Laurel Pipe Line Company ("Laurel Corp"). In December 1991, the Partnership acquired the minority interest in Laurel Corp. Laurel was formed in October 1992 and succeeded to the operations of Laurel Corp.

  A subsidiary of the General Partner, Buckeye Pipe Line Company (the "Manager"), owns a 1 percent general partnership interest in, and serves as sole general partner and manager of, each Operating Partnership. The Manager also owns a 1 percent general partnership interest and a 0.99 percent limited partnership interest in BPL Michigan.

  The Partnership maintains its accounts in accordance with the Uniform System of Accounts for Pipeline Companies, as prescribed by the Federal Energy Regulatory Commission ("FERC"). Reports to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, generally in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying financial statements of the Partnership have been prepared using the purchase method of accounting. An allocation of the purchase price to the net assets acquired was made on their relative fair market values as appraised. The financial statements include the accounts of the Operating Partnerships on a consolidated basis. All significant intercompany transactions have been eliminated in consolidation.

 Financial Instruments

  The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

                             BUCKEYE PARTNERS, L.P.

 Cash and Cash Equivalents

  All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

 Revenue Recognition

  Substantially all revenue is derived from interstate and intrastate transportation of petroleum products. Such revenue is recognized as products are delivered to customers. Such customers are major integrated oil companies, major refiners and large regional marketing companies. While the consolidated Partnership's continuing customer base numbers approximately 120, no customer during 1993 contributed more than 10 percent of total revenue. The Partnership does not maintain an allowance for doubtful accounts.

 Inventories

  Inventories, consisting of materials and supplies, are carried at cost which does not exceed realizable value.

 Property, Plant and Equipment

  Property, plant and equipment consist primarily of pipeline and related transportation facilities and equipment. For financial reporting purposes, depreciation is calculated primarily using the straight-line method over the estimated useful life of 50 years. Additions and betterments are capitalized and maintenance and repairs are charged to income as incurred. Generally, upon normal retirement or replacement, the cost of property (less salvage) is charged to the depreciation reserve, which has no effect on income.

 Net Assets of Discontinued Operations

  Net assets of discontinued operations represented certain assets less liabilities of operations which were divested by the Partnership and consisted primarily of property, plant and equipment.

 Income Taxes

  For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. In October 1992 (see Note 1), Laurel Corp and its parent LE Holdings, Inc. ("LEH") were merged into Laurel. Laurel Corp and its parent, LEH, as corporations, had been separate taxpaying entities whose taxable income was included in a consolidated federal income tax return. As a result of the reorganization, the then existing deferred income taxes of $3,697,000 were charged directly to the Partnership's capital accounts. The provision for federal income taxes on operations of Laurel Corp and LEH prior to the reorganization approximates the statutory tax rate applied to the pretax accounting income.

 Environmental Expenditures

  Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past

                             BUCKEYE PARTNERS, L.P.

operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action.

 Pensions

  The Manager maintains a defined contribution plan and a defined benefit plan (see Note 9) which provide retirement benefits to substantially all of its regular full-time employees. Certain hourly employees of the Manager are covered by a defined contribution plan under a union agreement.

 Postretirement Benefits Other Than Pensions

  The Manager provides postretirement health care and life insurance benefits for certain of its retirees. In 1992, the Manager adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") (see Note 10) to account for the cost of these plans. Certain other retired employees are covered by a health and welfare plan under a union agreement.

3. CONTINGENCIES

  The Partnership, and the Operating Partnerships, in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition.

 Environmental

  In accordance with its accounting policy on environmental expenditures, the Partnership recorded expenses of $3.0 million, $3.1 million and $4.2 million for 1993, 1992 and 1991, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to increase due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

  In addition, certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. The total potential remediation costs relating to these clean-up sites cannot be reasonably estimated. With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the

                             BUCKEYE PARTNERS, L.P.

Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings.

 Guaranteed Investment Contract

  The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") holds a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the State of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. As a result of the conservatorship proceedings, no payment of principal or interest was made on the maturity date. A Plan of Rehabilitation was approved by the Superior Court of the State of California, and the Rehabilitation Plan was consummated on September 3, 1993. Various policy holders and creditors have, however, appealed certain aspects of the Plan of Rehabilitation, including the priority status of entities such as the Plan which purchased GICs subsequent to January 1, 1989. Pursuant to the Plan of Rehabilitation, the Plan will receive an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments through the date of maturity of the contract which will be September 1998. In addition, the Plan is to receive certain additional cash payments, the amounts of which cannot be accurately estimated at this time, over the next five years pursuant to the Plan of Rehabilitation. The timing and amount of payment with respect to the GIC is dependent upon the outcome of the pending appeals as well as clarification of various provisions of the Rehabilitation Plan. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner intends to effectuate its commitment through an agreement with the Plan that would provide, under certain circumstances and subject to Department of Labor approval, for its purchase of the Plan's rights with respect to the GIC. The costs and expenses of the General Partner's employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agreements. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the above mentioned guarantee.

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
   Land...................................................... $  9,978 $ 10,018
   Buildings and leasehold improvements......................   23,667   23,279
   Machinery, equipment and office furnishings...............  511,590  500,389
   Construction in progress..................................    2,735    3,185
                                                              -------- --------
                                                               547,970  536,871
     Less accumulated depreciation...........................   48,895   41,330
                                                              -------- --------
     Total................................................... $499,075 $495,541
                                                              ======== ========

                             BUCKEYE PARTNERS, L.P.

5. DISCONTINUED OPERATIONS

  In the fourth quarter of 1990, the Partnership recorded a non-cash charge to earnings of $19.1 million, net of estimated earnings during phase-out, relating to the Partnership's decision to discontinue its 16-inch crude oil pipeline and a refined products terminal. The Partnership closed the sale of the 16-inch crude oil pipeline, together with associated real and personal property to Sun Pipe Line Company on February 1, 1993. Proceeds from the sale amounted to $9.2 million. Remaining discontinued operations consisting of petroleum facilities at the refined products terminal were dismantled and removed during the first quarter 1993. Disposal of these discontinued operations resulted in a loss of $127,000.

6. ACCRUED AND OTHER CURRENT LIABILITIES

  Accrued and other current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1993    1992
                                                                ------- -------
                                                                (IN THOUSANDS)
   Taxes -- other than income.................................. $ 7,011 $ 6,793
   Accrued charges due Manager.................................   6,037   2,987
   Environmental liabilities...................................   2,069   1,719
   Interest....................................................     958   1,256
   Other.......................................................   3,393   3,000
                                                                ------- -------
     Total..................................................... $19,468 $15,755
                                                                ======= =======

7. LONG-TERM DEBT AND CREDIT FACILITIES

  Long-term debt (excluding current maturities) consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
   First Mortgage Notes
     9.33% Series G due December 15, 1994...................  $    --  $ 16,000
     9.50% Series H due December 15, 1995 (see Note 11).....       --    20,000
     9.72% Series I due December 15, 1996...................    20,000   20,000
     11.18% Series J due December 15, 2006 (Subject to $16.9
      million annual sinking fund requirement commencing
      December 15, 1997)                                       169,000  169,000
     7.11% Series K due December 15, 2007...................    11,000      --
     7.15% Series L due December 15, 2008...................    11,000      --
     7.19% Series M due December 15, 2009...................    13,000      --
                                                              -------- --------
       Total................................................  $224,000 $225,000
                                                              ======== ========

  Maturities of debt outstanding at December 31, 1993 are as follows:
$16,000,000 in 1994 (included in current liabilities); none in 1995; $20,000,000 in 1996; $16,900,000 in 1997; $16,900,000 in 1998 and a total of
$170,200,000 in the period 1999 through 2009.

  The fair value of the Partnership's debt is estimated to be $285 million and $272 million as of December 31, 1993 and 1992, respectively. These values were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

                             BUCKEYE PARTNERS, L.P.

  The First Mortgage Notes are collateralized by a mortgage on and a security interest in substantially all of the currently existing and after-acquired property, plant and equipment (the "Mortgaged Property") of Buckeye.

  The indenture pursuant to which the First Mortgage Notes were issued (the "Mortgage Note Indenture"), as amended by First, Second and Third Supplemental Indentures, contains covenants which generally (a) limit the outstanding indebtedness of Buckeye under the Mortgage Note Indenture to the amount of First Mortgage Notes currently outstanding plus up to $15 million of short-term borrowings for working capital purposes and additional debt under the Mortgage
Note Indenture incurred in connection with capitalized additions, repairs and improvements to the Mortgaged Property, (b) prohibit Buckeye from creating or incurring additional liens on its property, (c) prohibit Buckeye from disposing of substantially all of its property or business to another party and (d) prohibit Buckeye from disposing of any part of the Mortgaged Property unless the proceeds in excess of $1 million in a fiscal year are available for reinvestment in assets subject to the lien of the Mortgage Note Indenture.

  On December 31, 1993, Buckeye entered into an agreement to issue $35 million of additional First Mortgage Notes in accordance with provisions under a Third Supplemental Indenture and as permitted under the Mortgage Note Indenture. These additional First Mortgage Notes, which were issued on January 7, 1994, mature from 2007 to 2009 and bear interest at rates from 7.11 percent to 7.19 percent. A portion of the proceeds of these notes was used to complete an in-substance defeasance of principal and interest with respect to Buckeye's $20 million, 9.50 percent First Mortgage Notes (Series H) due December 1995 (see
Note 11). Remaining proceeds of the additional notes are available for working capital purposes. In addition, Buckeye entered into an agreement with the purchaser of the $35 million of additional First Mortgage Notes which permits Buckeye, under certain circumstances, to issue up to $40 million of additional First Mortgage Notes to such purchaser. Any issuance of the additional First Mortgage Notes will require the prior approval of the holders of the First Mortgage Notes to an amendment to the Mortgage Note Indenture. Buckeye is currently in the process of seeking such approval.

  The Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") contains certain restrictions which limit the incurrence of any debt by the Partnership or any Operating Partnership to the First Mortgage Notes, any additional debt of Buckeye permitted by the Mortgage
Note Indenture and other debt not in excess of an aggregate consolidated principal amount of $25 million plus the aggregate proceeds from the sale of additional partnership interests.

  The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank which is available to the Partnership for general purposes including capital expenditures and working capital. Interest on any borrowings under this facility is calculated on the bank's Alternate Base Rate ("ABR") or LIBOR plus one percent. ABR is defined as the highest of the bank's prime rate, the three month secondary CD rate plus one percent, and the Federal Funds Rate plus one-half of one percent. At December 31, 1993, there was no amount outstanding under this facility.

  Buckeye has a line of credit from two commercial banks (the "Working Capital Facility") which permits short-term borrowings of up to $10 million outstanding at any time. Borrowings under the Working Capital Facility bear interest at each bank's prime rate and are secured by the accounts receivable of Buckeye. The Mortgage Note Indenture contains covenants requiring that, for a period of 45 consecutive days during any year, no indebtedness be outstanding under the Working Capital Facility. In addition, Laurel has an unsecured line of credit from a commercial bank which permits short-term borrowings of up to $1 million outstanding at any time. Borrowings bear interest at the bank's prime rate. Laurel's unsecured line of credit contains covenants requiring that, for a period

                             BUCKEYE PARTNERS, L.P.

of 30 consecutive days during any year, no indebtedness be outstanding under this facility. At December 31, 1993, there were no amounts outstanding under either of these facilities.

8. OTHER NON-CURRENT LIABILITIES

  Other non-current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1993    1992
                                                                ------- -------
                                                                (IN THOUSANDS)
   Accrued employee benefit liabilities........................ $33,094 $32,386
   Accrued charges due Manager.................................     --    4,719
   Other.......................................................  11,963   6,899
                                                                ------- -------
     Total..................................................... $45,057 $44,004
                                                                ======= =======

9. PENSION PLANS

  The Manager provides retirement benefits, primarily through noncontributory pension plans, for substantially all of its regular full-time employees, except those covered by certain labor contracts, under which the Manager contributes 5 percent of each covered employee's salary, and a retirement income guarantee plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. The Manager's policy is to fund amounts as are necessary to at least meet the minimum funding requirements of ERISA. All of these plans were assumed by the Manager. Net pension expense (benefit) for 1993, 1992 and 1991 for the defined benefit plans included the following components:

                                                           1993   1992    1991
                                                          ------  -----  ------
                                                            (IN THOUSANDS)
   Service cost.......................................... $  431  $ 346  $  373
   Interest cost on projected benefit obligation.........    784    664     687
   Actual return on assets............................... (1,142)  (655) (1,087)
   Net amortization and deferral.........................    229   (389)     77
                                                          ------  -----  ------
     Net pension expense (benefit)....................... $  302  $ (34) $   50
                                                          ======  =====  ======

  The pension expense for the defined contribution plan included in the consolidated statements of income approximated $1,403,000, $1,342,000 and $1,310,000 for 1993, 1992 and 1991, respectively.

  The following table sets forth the funded status of the Manager's defined benefit plans and amounts recognized in the Partnership's consolidated balance sheets at December 31, 1993 and 1992 related to those plans.

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              --------  -------
                                                               (IN THOUSANDS)
   Actuarial present value of benefit obligations
     Vested benefit obligations.............................. $ (4,977) $(3,859)
                                                              ========  =======
     Accumulated benefit obligations......................... $ (6,235) $(4,621)
                                                              ========  =======
     Projected benefit obligation............................ $(12,621) $(9,806)
   Plan assets at fair value.................................    8,467    7,917
                                                              --------  -------
   Projected benefit obligation in excess of plan assets.....   (4,154)  (1,889)
   Unrecognized net loss (gain)..............................       78   (1,725)
   Unrecognized net asset....................................   (1,582)  (1,742)
                                                              --------  -------
   Pension liability recognized in the balance sheet......... $ (5,658) $(5,356)
                                                              ========  =======

                             BUCKEYE PARTNERS, L.P.

  As of December 31, 1993, approximately 29.1 percent of plan assets were invested in debt securities, 58.9 percent in equity securities and 12.0 percent in cash equivalents.

  The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25 percent and 5.5 percent, respectively. The expected long-term rate of return on assets was 9.5 percent as of January 1, 1993 and 8.5 percent as of January 1, 1994.

  The Manager also participates in a multi-employer retirement income plan which provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $156,000, $137,000 and $131,000 for 1993, 1992 and 1991, respectively.

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Effective January 1, 1992, the Partnership adopted SFAS 106. This statement requires that the cost of postretirement benefits other than pensions be accrued over the employee's years of service. Prior to the adoption of SFAS 106, the cost of these postretirement benefits was expensed on a "pay as you go" basis.

  The Manager provides postretirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and has to meet certain service requirements. The Manager does not prefund this postretirement benefit obligation. On January 1, 1992, the accumulated postretirement benefit obligation ("APBO") amounted to $25,544,000. The Manager chose to recognize immediately the APBO as expense in 1992 for financial reporting purposes.

  Postretirement benefit costs for 1993 and 1992 included the following components:

                                                                1993     1992
                                                               -------  -------
                                                               (IN THOUSANDS)
   Service cost............................................... $   442  $   548
   Interest cost on accumulated postretirement benefit
    obligation................................................   1,673    2,003
   Net amortization and deferral..............................    (580)     --
                                                               -------  -------
   Net postretirement expense................................. $ 1,535  $ 2,551
                                                               =======  =======

  The following table sets forth the amounts related to postretirement benefit obligations recognized in the Partnership's consolidated balance sheets as of December 31, 1993 and 1992:

                                                            DECEMBER 31,
                                                          ------------------
                                                            1993      1992
                                                          --------  --------
                                                           (IN THOUSANDS)
   Actuarial present value of accumulated postretirement
    benefits
     Retirees and dependents............................. $(12,373) $(10,147)
     Employees eligible to retire........................   (3,998)   (3,348)
     Employees ineligible to retire......................   (7,589)   (5,892)
                                                          --------  --------
     Accumulated postretirement benefit obligation.......  (23,960)  (19,387)
   Unamortized gain due to plan amendment................   (5,796)   (7,694)
   Unrecognized net loss.................................    2,320        51
                                                          --------  --------
   Postretirement liability recognized in the balance
    sheet................................................ $(27,436) $(27,030)
                                                          ========  ========

                             BUCKEYE PARTNERS, L.P.

  The weighted average discount rate used in determining the APBO was 7.25 percent. The assumed rate for plan cost increases in 1993 was 13.1 percent and
10.7 percent for non-Medicare eligible and Medicare eligible retirees, respectively. The assumed annual rates of cost increase decline each year through 2005 to a rate of 5.0 percent, and remain at 5.0 percent thereafter for both non-Medicare eligible and Medicare eligible retirees. The effect of a 1 percent increase in the health care cost trend rate for each future year would have increased the aggregate of service and interest cost components by $402,000 in 1993 and the APBO would have increased by $3,953,000 as of December 31, 1993.

  The Manager also contributes to a multi-employer postretirement benefit plan which provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $123,000, $112,000 and $99,000 for 1993, 1992 and 1991, respectively.

11. EARLY EXTINGUISHMENT OF DEBT

  On December 31, 1993, Buckeye entered into an agreement to issue $35 million of additional First Mortgage Notes (Series K, L and M) bearing interest rates from 7.11 percent to 7.19 percent (see Note 7). A portion of the proceeds from the issuance of these First Mortgage Notes were used to purchase approximately $22.2 million of U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of Buckeye's
9.50 percent, Series H, First Mortgage Notes. The funds in the trust will be used solely to satisfy the interest due and principle amount of $20,000,000 due at maturity in December 1995. Accordingly, such U.S. Government securities and the 9.50 percent, Series H, First Mortgage Notes have been excluded from the 1993 balance sheet. The debt extinguishment resulted in an extraordinary charge of $2,161,000.

12. LEASES

  The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 1993 are approximately $2.7 million for each of the next five years. Substantially all of these lease payments, however, can be cancelled at any time should they not be required for operations.

  The Manager leases space in an office building and certain copying equipment and Buckeye leases certain computing equipment and automobiles. The rent on such leases is charged to the Operating Partnerships. Future minimum lease payments under these noncancellable operating leases at December 31, 1993 were as follows: $832,000 for 1994, $824,000 for 1995, $611,000 for 1996, $317,000
for 1997, $196,000 for 1998, and $209,000 thereafter.

  Rent expense for all operating leases was $4,890,000, $4,417,000 and $4,496,000 for 1993, 1992 and 1991, respectively.

13. RELATED PARTY TRANSACTIONS

  The Partnership and the Operating Partnerships are managed and controlled by the General Partner and the Manager. Under certain partnership agreements and management agreements, the General Partner, the Manager, and certain related parties are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership and the Operating Partnerships. These costs, which totaled $52.7 million, $46.3 million and $46.1 million in 1993, 1992 and 1991, respectively, include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to officers and employees of the General Partner and Manager, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

                             BUCKEYE PARTNERS, L.P.

  In 1986, Buckeye's predecessor (then owned by Penn Central) obtained an administrative consent order ("ACO") from the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 for all six of its facilities in New Jersey. The ACO required that a sampling plan for environmental contamination be conducted at the New Jersey facilities and that any required clean-up plan be implemented. Penn Central has agreed to fund the cost of the sampling plan and any costs of compliance. Through December 1993, Buckeye's costs of $2,286,000 have been funded by Penn Central.

14. PARTNERS' CAPITAL

  Changes in partners' capital for the years ended December 31, 1991, 1992, and 1993 were as follows:

                                            GENERAL     LIMITED
                                            PARTNER    PARTNERS       TOTAL
                                            ---------------------- -----------
                                            (IN THOUSANDS, EXCEPT FOR UNITS)
Partners' capital at December 31, 1990.....   $2,531     $250,573     $253,104
  Net income...............................      305       30,160       30,465
  Distributions............................     (315)     (31,200)     (31,515)
                                            --------  -----------  -----------
Partners' capital at December 31, 1991.....    2,521      249,533      252,054
  Net income...............................       90        8,912        9,002
  Distributions............................     (315)     (31,200)     (31,515)
  Reversal of corporate deferred income
   taxes...................................      (37)      (3,660)      (3,697)
                                            --------  -----------  -----------
Partners' capital at December 31, 1992.....    2,259      223,585      225,844
  Net income...............................      394       38,972       39,366
  Distributions............................     (315)     (31,200)     (31,515)
                                            --------  -----------  -----------
Partners' capital at December 31, 1993.....   $2,338     $231,357     $233,695
                                            ========  ===========  ===========
Units outstanding at December 31, 1993,
 1992, and 1991............................  121,212   12,000,000   12,121,212
                                            ========  ===========  ===========

  The net income per unit for 1993, 1992 and 1991 was calculated using 12,121,212 outstanding units which include 121,212 of outstanding GP Units.

  The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue more than 4,800,000 additional LP Units, or issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units.

15. CASH DISTRIBUTIONS

  The Mortgage Note Indenture covenants permit cash distributions by Buckeye to the Partnership so long as no default exists under the Mortgage Note Indenture and provided that such distributions do not exceed Net Cash Available to Partners (generally defined to equal net income plus depreciation and amortization less (a) capital expenditures, (b) payments of principal of debt and (c) certain other amounts, all on a cumulative basis since the formation of the Partnership). The maximum amount available for distribution by Buckeye to the Partnership under the formula as of December 31, 1993 amounted to $18.5 million. The Partnership is also entitled to receive cash distributions from Everglades, BTT and Laurel.

                             BUCKEYE PARTNERS, L.P.

  The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Mortgage Note Indenture. In each of 1993, 1992 and 1991, quarterly distributions of $0.65 per GP and LP Unit paid in February, May, August and November aggregated $31,515,000. All such distributions were paid on 12,121,212 GP and LP Units outstanding.

  On January 28, 1994, the General Partner announced a quarterly distribution of $0.70 per GP and LP Unit payable on February 28, 1994.

16. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

  The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") of the General Partner or any subsidiary, not to exceed 360,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options may be granted with a feature that allows Optionees to apply accrued credit balances (the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such Options. The Distribution Equivalents shall be an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of the General Partner or a subsidiary following the date of the grant of the Option. Options become vested in varying amounts beginning generally three years after the date of grant and remain exercisable for a period of five years. At December 31, 1993, there were 65,650 Options outstanding. Options granted during 1993, 1992 and 1991 aggregated 23,500 units, 22,250 units and 20,100 units, respectively with a purchase price of $32.75, $27.688 and $25.875, respectively. All such Options were granted with Distribution Equivalents. As of December 31, 1993, none of these Options were exercisable and none of these Options had been exercised.

17. QUARTERLY FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

  Summarized quarterly financial data for 1993 and 1992 are set forth below. Quarterly results were influenced by seasonal factors inherent in the Partnership's business. Quarterly financial data for 1992 was previously restated to reflect adoption of SFAS 106 effective as of January 1, 1992.

                            1ST QUARTER       2ND QUARTER     3RD QUARTER     4TH QUARTER         TOTAL
                          ----------------  --------------- --------------- --------------- -----------------
                           1993     1992     1993    1992    1993    1992    1993    1992     1993     1992
                          ------- --------  ------- ------- ------- ------- ------- ------- -------- --------
                                               (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Revenue.................  $41,429 $ 37,183  $42,152 $40,153 $44,394 $41,646 $47,520 $44,082 $175,495 $163,064
Operating income........   15,734   12,822   15,773  14,669  17,627  16,362  17,717  19,383   66,851   63,236
Income from continuing
 operations*............    9,338    5,754    9,765   7,582  11,190   8,834  11,361  12,376   41,654   34,546
Net income (loss).......    9,211  (19,790)   9,765   7,582  11,190   8,834   9,200  12,376   39,366    9,002
Income per Unit from
 continuing operations*.     0.77     0.47     0.81    0.63    0.92    0.73    0.94    1.02     3.44     2.85
Net income (loss) per
 Unit...................     0.76    (1.63)    0.81    0.63    0.92    0.73    0.76    1.02     3.25     0.74

- --------
* Before extraordinary charge and cumulative effect of change in accounting principle.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Partnership does not have directors or officers. The directors and officers of the General Partner and the Manager perform all management functions. Directors and officers of the General Partner and the Manager are selected by Penn Central.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

  Set forth below is certain information concerning the directors and executive officers of the General Partner. All of such persons were elected to their present positions with the General Partner in October 1986, except as noted below.

  NAME, AGE AND PRESENT
  POSITION WITH GENERAL                  BUSINESS EXPERIENCE  DURING
         PARTNER                               PAST FIVE YEARS
  ---------------------                  ---------------------------
Alfred W. Martinelli, 66    Mr. Martinelli has been Chairman of the Board and
 Chairman of the Board,     Chief Executive Officer of the General Partner for
  Chief Executive Officer   more than five years. He served as President of the
  and Director*             General Partner from February 1991 to February 1992.
                            Mr. Martinelli has been Chairman and Chief Executive
                            Officer of Penn Central Energy Management Company
                            ("PCEM") for more than five years. He is also Vice
                            Chairman and a director of Penn Central and a direc-
                            tor of American Annuity Group, Inc.

Neil M. Hahl, 45            Mr. Hahl was elected President of the General Part-
 President and              ner in February 1992. He has been a director of the
  Director                  General Partner since February 1989. Mr. Hahl was
                            elected a director of Penn Central in December 1992
                            and has been Senior Vice President of Penn Central
                            for more than five years.

Ernest R. Varalli, 63       Mr. Varalli was elected to his present position in
 Executive Vice President,  July 1987. He is also Executive Vice President,
 Chief Financial Officer,   Chief Financial Officer and Treasurer of PCEM. Mr.
 Treasurer and Director*    Varalli has been a consultant to Penn Central for
                            more than five years.

Brian F. Billings, 55       Mr. Billings served as President of the General
 Director*                  Partner from October 1986 to December 1990. He was
                            elected Chairman of the Manager in February 1991.
                            Mr. Billings was President of the Manager from July
                            1987 to December 1990. Mr. Billings has been Presi-
                            dent of PCEM for more than five years.

A. Leon Fergenson, 81       Mr. Fergenson has been a director of the General
 Director                   Partner since December 1986. He is also a director
                            of American Annuity Group, Inc., Sequa Corporation,
                            National Benefit Life Insurance Company and various
                            mutual funds sponsored by Neuberger & Berman.

NAME, AGE AND PRESENT
POSITION WITH GENERAL               BUSINESS EXPERIENCE  DURING
       PARTNER                            PAST FIVE YEARS
- ---------------------               ---------------------------
Edward F. Kosnik, 49   Mr. Kosnik has been Chairman of the Board, President
 Director              and Chief Executive Officer of JWP, Inc. since May
                       1993. He was Executive Vice President and Chief Fi-
                       nancial Officer of JWP, Inc. from December 1992 to
                       April 1993. Mr. Kosnik was President of Sprague
                       Technologies, Inc. from May 1992 to June 1992 and
                       President and Chief Executive Officer of Sprague
                       Technologies, Inc. from July 1987 to May 1992.

William C. Pierce, 53  Mr. Pierce has been a director of the General Part-
 Director              ner since February 1987. He has been Executive Vice
                       President and Group Executive of Chemical Bank and
                       Chemical Banking Corporation since November 1992.
                       Mr. Pierce was Executive Vice President and Chief
                       Risk Policy Officer of Chemical Bank and Chemical
                       Banking Corporation from December 1991 to November
                       1992. He was Chief Credit Officer of Chemical Bank and Chemical Banking Corporation from January 1988 to December 1991.

Robert H. Young, 72    Mr. Young has been a director of the General Partner
 Director              since July 1987. He was Secretary of the General
                       Partner from July 1987 through October 1991. Since
                       October 1991, Mr. Young has been Counsel to the law
                       firm of Morgan, Lewis & Bockius. Prior to October
                       1991, he was a Senior Partner with that firm for
                       more than five years. Mr. Young is also Chairman of
                       the Board of Directors of Independence Blue Cross.

- --------
* Also a director of the Manager.

  The General Partner has an Audit Committee, which currently consists of three directors: A. Leon Fergenson, William C. Pierce and Robert H. Young. Messrs. Fergenson, Pierce and Young are neither officers nor employees of the General Partner or any of its affiliates.

  The General Partner also has a Compensation Committee, which currently consists of four directors: Alfred W. Martinelli, Brian F. Billings, Ernest R. Varalli and Robert H. Young. The Compensation Committee is concerned primarily with establishing executive compensation policies for officers of the Manager and administering of the Partnership's Option Plan. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGER

 Set forth below is certain information concerning the directors and executive officers of the Manager. Mr. Billings was elected Chairman of the Manager in February 1991, Messrs. Billings and Martinelli were elected as directors of the Manager in March 1987, and Mr. Varalli was elected as a director in July 1987.

  NAME, AGE AND PRESENT                 BUSINESS EXPERIENCE DURING
POSITION WITH THE MANAGER                     PAST FIVE YEARS
- -------------------------               --------------------------
C. Richard Wilson, 49      Mr. Wilson was named President and Chief Operating
 President, Chief Operat-  Officer in February 1991. He was Executive Vice
 ing Officer               President and Chief Operating Officer from July 1987
  and Director             to February 1991. Mr. Wilson has been a director of
                           the Manager since October 1986.

Michael P. Epperly, 50     Mr. Epperly was named Senior Vice President--Opera-
 Senior Vice President--   tions in March 1990. He was Vice President--Opera-
 Operations                tions from October 1986 to February 1990.

Stephen C. Muther, 44      Mr. Muther joined the Manager as General Counsel,
 General Counsel, Vice     Vice President--Administration and Secretary in May
 President--               1990. From July 1985 to April 1990 Mr. Muther was
  Administration and Sec-  Associate Litigation and Antitrust Counsel for Gen-
 retary*                   eral Electric Company.

Steven C. Ramsey, 39       Mr. Ramsey was named Vice President and Treasurer in
 Vice President and Trea-  February 1991. He was elected Treasurer in June
 surer                     1989. Prior to June 1989, Mr. Ramsey served in vari-
                           ous positions in the marketing and engineering de-
                           partments of the Manager.

- --------
* Also Secretary of the General Partner since February 1992.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the total compensation earned by the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and the Manager for services rendered to the Partnership, the General Partner or the Manager for the fiscal year ended December 31, 1993, as well as the total compensation earned by such individuals for the two previous fiscal years. Alfred W. Martinelli, Chairman of the Board, Chief Executive Officer and Director of the General Partner, did not receive any cash compensation for serving as an officer of the General Partner in 1993, but received fees for serving as a Director of the General Partner. See "Director Compensation" below. Executive officers of the Manager, including Messrs. Wilson, Epperly, Muther and Ramsey, are compensated by the Manager and, pursuant to management agreements with each of the Operating Partnerships, such compensation is reimbursed by the Operating Partnerships in accordance with an allocation formula based upon the results of the prior year's operations.

                           SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                                                  COMPENSATION
                                                              ---------------------
                                  ANNUAL COMPENSATION           AWARDS    PAYOUTS
                             -------------------------------  ---------- ----------
                                                     OTHER    SECURITIES
                                                    ANNUAL    UNDERLYING    LTIP    ALL OTHER
       NAME AND                           BONUS(1) COMPEN-    OPTIONS(2) PAYOUTS(3)  COMPEN-
  PRINCIPAL POSITION    YEAR SALARY ($)     ($)    SATION($)     (#)        ($)     SATION ($)
  ------------------    ---- ----------   -------- ---------  ---------- ---------- ----------
Alfred W. Martinelli... 1993        0           0    5,539(5)       0           0     22,500(7)
 Chairman of the Board  1992  218,750(4)        0      (6)          0           0      9,500(7)
 and Chief Executive    1991  375,000(4)        0      (6)          0           0
 Officer of the General
 Partner
C. Richard Wilson...... 1993  206,667     105,000      (6)      7,500      37,050     20,977(8)
 President and Chief    1992  188,333      73,101      (6)      7,500      40,400     31,469(8)
 Operating Officer of   1991  172,500      52,802      (6)      5,850      39,556
 the Manager
Michael P. Epperly..... 1993  143,333      60,000      (6)      3,750      30,729     19,901(8)
 Senior Vice            1992  135,833      37,595      (6)      3,750      29,556     17,929(8)
 President--Operations  1991  126,250      27,155      (6)      3,750      28,278
 of the Manager
Stephen C. Muther...... 1993  144,167      45,000      (6)      3,000      20,000     17,550(8)
 General Counsel, Vice  1992  126,667      31,329      (6)      3,000      20,000     14,930(8)
 President--            1991  119,167      22,629      (6)      3,000      15,000
 Administration and
 Secretary of the
 Manager
Steven C. Ramsey....... 1993  126,667      45,000      (6)      2,500      20,377     15,800(8)
 Vice President and     1992  108,667      31,329      (6)      2,500      15,750     13,130(8)
 Treasurer of the       1991   94,000      22,629      (6)      2,500       5,875
 Manager

- --------
(1) Represents amounts awarded by the Compensation Committee as cash bonuses earned under the Manager's Annual Incentive Compensation Plan ("AIC Plan"). Under the AIC Plan, individual awards are granted to participants based upon satisfaction of such participant's target award opportunities and such awards are paid to participants as soon as practicable after they are granted.
(2) Represents options granted under the Partnership's Unit Option and Distribution Equivalent Plan (the "Option Plan"). See "Long Term Compensation--Option Plan" below. Certain officers of the Manager are also eligible to participate in the Penn Central Stock Option Plan (the "Penn Central Option Plan"). No cost or expense relating to the Penn Central Option Plan is borne by the Partnership. No options were awarded in 1992 or 1993 under the Penn Central Option Plan to the Chief Executive Officer of the General Partner or the four most highly compensated executive officers of the General Partner and Manager. After taking into account the spinoff of General Cable Corporation ("General Cable") to Penn Central's stockholders in June 1992, Mr. Muther received, in 1991, options to purchase 2,727 shares of Penn Central and 625 shares of General Cable.
(3) Represents payments received during the applicable year under the Manager's Long Term Incentive Compensation Plans (the "LTIC Plans"). See "Long Term Compensation--Long Term Incentive Plans" below.
(4) Represents consulting fees paid by PCEM and reimbursed by the Partnership prior to the termination of Mr. Martinelli's consulting arrangement in July 1992.
(5) Represents lease payments made by the Partnership for an automobile used by Mr. Martinelli.
(6) During the year indicated, no perquisites or non-cash compensation exceeded the lesser of $50,000 or an amount equal to 10 percent of such person's salary and bonus.

(7) Represents director fees which commenced in July 1992. See "Director Compensation" below.
(8) Represents the amount contributed by the Manager to the Manager's defined contribution retirement plan (the "New Retirement Plan") and Manager's matching contributions under Manager's Savings Plan and, for Mr. Wilson and Mr. Epperly an additional $733 and $379, respectively, under the Manager's Benefit Equalization Plan for 1993. For 1992, Mr. Wilson received an additional $10,748 under the Manager's Benefit Equalization Plan. In addition to participation in the New Retirement Plan, Messrs. Wilson, Epperly and Ramsey are guaranteed certain defined benefits upon retirement under the Manager's retirement income guarantee plan. See "Retirement and Savings Plans" below.

LONG TERM COMPENSATION

 Option Plan

  The following table sets forth additional information regarding options granted under the Option Plan to the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and Manager during 1993.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                      POTENTIAL REALIZABLE
                                                                        VALUE AT ASSUMED
                                                                    ANNUAL RATES OF LP UNIT
                                                                     PRICE APPRECIATION FOR
                                     INDIVIDUAL GRANTS                    OPTION TERM
                         ------------------------------------------ --------------------------
                                     PERCENT OF
                                       TOTAL
                         SECURITIES   OPTIONS
                         UNDERLYING  GRANTED TO EXERCISE
                           OPTIONS   EMPLOYEES  OR BASE
                         GRANTED (1) IN FISCAL   PRICE   EXPIRATION
          NAME               (#)        YEAR    ($/UNIT)    DATE    5% ($) (2)    10% ($) (2)
          ----           ----------- ---------- -------- ---------- -----------   ------------
Alfred W. Martinelli....        0        --         --         --            --             --
C. Richard Wilson.......    7,500      31.9%     32.750   2/3/2003       154,500        391,500
Michael P. Epperly......    3,750      16.0%     32.750   2/3/2003        77,200        195,700
Stephen C. Muther.......    3,000      12.8%     32.750   2/3/2003        61,800        156,600
Steven C. Ramsey........    2,500      10.6%     32.750   2/3/2003        51,500        130,500

- --------
(1) Represents LP Unit options granted under the Option Plan. Options shown in the table were granted with a feature that allows optionees to apply accrued credit balances (the "Distribution Equivalents") as a reduction to the aggregate purchase price of such options. The Distribution Equivalents are equal to (i) the Partnership's per LP Unit regular quarterly distribution as declared from time to time by the Board of Directors of the General Partner, multiplied by (ii) the number of LP Units subject to options that have not vested. Vesting in the options is determined by the number of anniversaries the optionee has remained in the employ of the General Partner or a subsidiary following the date of the grant of the option. Vesting shall be at the rate of 0 percent if the number of anniversaries are less than three, 60 percent if the number of anniversaries are three but less than four, 80 percent if the number of anniversaries are four but less than five and 100 percent if the number of anniversaries are five or more. In addition, the optionee may become fully vested upon death, retirement, disability or a determination by the Board of Directors of the General Partner or the Compensation Committee that acceleration of the vesting in the option would be desirable for the Partnership. Up to 95 percent of the LP Unit purchase price and up to 100 percent of any taxes required to be withheld in connection with the purchase of the LP Units pursuant to such options may be financed through a loan program established by the General Partner.

(2) The dollar amounts under these columns are the values of options (not including accrual of any Distribution Equivalents) at the 5 percent and 10 percent rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of LP Units. No alternative formula for a grant date valuation was used, as the General Partner is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

  The following table sets forth information regarding options exercised in 1993 and values of unexercised options as of December 31, 1993 for the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and the Manager.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                    NUMBER OF
                                                                   SECURITIES              VALUE OF
                                                                   UNDERLYING             UNEXERCISED
                                                                   UNEXERCISED           IN-THE-MONEY
                                                                   OPTIONS AT             OPTIONS AT
                                                              DECEMBER 31, 1993 (#) DECEMBER 31,1993 ($)(1)
                                                              --------------------- -----------------------
                         LP UNITS ACQUIRED                        EXERCISABLE/           EXERCISABLE/
          NAME            ON EXERCISE (#)  VALUE REALIZED ($)     UNEXERCISABLE          UNEXERCISABLE
          ----           ----------------- ------------------ --------------------- -----------------------
Alfred W. Martinelli....          0               --                     0/0                     --
C. Richard Wilson.......          0               --                0/20,850               0/216,300
Michael P. Epperly......          0               --                0/11,250               0/119,300
Stephen C. Muther.......          0               --                 0/9,000                0/95,400
Steven C. Ramsey........          0               --                 0/7,500                0/79,500

- --------
(1) The values of the unexercised options do not include any accrual for Distribution Equivalents.

  In 1993, Messrs. Wilson, Epperly and Muther exercised options to purchase 11,294 shares, 1,636 shares and 1,090 shares of Penn Central, respectively, acquired pursuant to the Penn Central Option Plan with a net value realized of $63,559, $22,141 and $8,916, respectively. No cost or expense relating to the exercise of these options was incurred by the Partnership.

 Long-Term Incentive Plans

  Prior to 1991 when the Option Plan went into effect, the Manager created an LTIC Plan each year which permitted the Board of Directors of the General Partner or the Compensation Committee to grant cash awards to certain significant employees of the Manager for performance during three-year periods. Although cash award payments continue under these LTIC Plans through 1994, no new LTIC plans were established for the period 1991 through 1993, 1992 through 1994 or 1993 through 1995. In addition to the LTIC Plans, the Manager created a transition plan which grants to each participant an additional cash award in an amount equal to the difference between the target amount under the 1990-1992 LTIC Plan and the sum of (i) amounts received pursuant to LTIC Plans and (ii) the value of Distribution Equivalents vested under the Option Plan for each year from 1992 through 1995.

  Awards under LTIC Plans are based on achievement of certain long-term financial performance goals for the Partnership and may not exceed 150 percent of the target award opportunity established by the Board of Directors of the General Partner or the Compensation Committee at the beginning of such period (or as soon as practicable thereafter) for such period. A participant's target award opportunity under the LTIC Plans may not exceed 25 percent of such participant's aggregate base salary earned during the three-year period. If the Partnership meets or exceeds the interim financial performance goals under the LTIC Plans, cash payments up to the full amount of the target award are made in the following installments: 10 percent in the second year of the award period, 30 percent in the third year of the award period and 60 percent in the first year following the award period. Any cash award in excess of the target award is paid in the second year following the award period with 10 percent simple interest.

RETIREMENT AND SAVINGS PLANS

  Effective December 31, 1985, Pipe Line terminated its defined benefit retirement plan (the "Retirement Plan") and adopted a new defined contribution plan (the "New Retirement Program"). Those employees hired prior to January 1, 1986 are covered by a retirement income guarantee plan (the "RIGP"). These plans were assumed by the Manager.

  The Operating Partnerships reimburse the Manager for payments made to employees pursuant to the New Retirement Program, the RIGP, the Equalization Plan (described below) and the Savings Plan (described below).

  Under the New Retirement Program, the Manager makes contributions equal to 5 percent of an employee's covered compensation, which includes base salary plus overtime, annual cash bonuses and any periodic salary continuance payments but does not include extraordinary cash bonuses, deferred awards, other forms of deferred compensation, lump-sum severance pay, fees or any other kind of special or extra compensation. Employees may elect to have the Manager's contributions invested in any of five investment funds.

  The RIGP generally provides for an additional retirement benefit equal to the amount, if any, by which the aggregate of the annuity equivalent of the employee's accrued benefit under the former Retirement Plan at December 31, 1985 plus the annuity equivalent of the vested portion of employer contributions under the New Retirement Program for the account of such employee (plus or minus aggregate investment gains or losses thereon) is less than the retirement benefit that the employee would have received if the former Retirement Plan had continued. The vesting formula for the New Retirement Program and the RIGP provides for 100 percent vesting after 5 years of service. Service under the former Retirement Plan is carried over to the new plans. The minimum retirement benefit guaranteed under the RIGP is based on the highest average compensation during any five consecutive calendar years of employment within the last ten years of employment preceding retirement ("Highest Average Compensation"). For purposes of the RIGP, compensation is defined to include the same components as under the New Retirement Program, except that periodic salary continuance payments are not included. The former Retirement Plan benefit, which the RIGP was established to guarantee, provides for a retirement benefit equal to 1.75 percent per year of service (maximum of 60 percent) of the Highest Average Compensation, reduced by 1.46 percent for each year of service (with a maximum offset of 50 percent) of the estimated primary insurance amount that an employee is entitled to receive upon retirement, other termination of employment or, if earlier, attainment of age 65 under the Social Security Act.

  The Manager also assumed Pipe Line's Benefit Equalization Plan (the "Equalization Plan"), which generally makes up the reductions caused by Internal Revenue Code limitations in the annual retirement benefit determined pursuant to the RIGP and in the Manager's contributions on behalf of an employee pursuant to the New Retirement Program and the Savings Plan. Those amounts not payable under the RIGP (or under affiliated company retirement plans and employee transfer policies), the New Retirement Program or the Savings Plan are payable under the Equalization Plan.

  Estimated annual benefits under the RIGP and the Equalization Plan, calculated under the single life annuity option form of pension, payable to participants at the normal retirement age of 65, are illustrated in the following table.

                                        ESTIMATED ANNUAL RETIREMENT BENEFIT
  AVERAGE OF 5                      -------------------------------------------
 HIGHEST ANNUAL                                  YEARS OF SERVICE
  COMPENSATION                      -------------------------------------------
     LEVELS                           15       20       25       30       35
 --------------                     ------- -------- -------- -------- --------
   $100,000........................ $23,236 $ 30,981 $ 38,726 $ 46,471 $ 53,117
    150,000........................  36,361   48,481   60,601   72,721   83,121
    200,000........................  49,486   65,981   82,476   98,971  113,124
    250,000........................  62,611   83,481  104,351  125,221  143,128
    300,000........................  75,736  100,981  126,226  151,471  173,132
    350,000........................  88,861  118,481  148,101  177,721  203,136
    400,000........................ 101,986  135,981  169,976  203,971  233,140

  The amounts shown in the above table have been reduced by the percentage equal to 1.46 percent for each year of service of the estimated maximum annual benefits payable under the Social Security Act in respect of each category. The amounts shown in the table would be further reduced, as described above, by the accrued benefit under the former Retirement Plan as of December 31, 1985, as well as by the aggregate amount of vested employer contributions under the New Retirement Program (plus or minus aggregate investment gains or losses thereon).

  Messrs. Wilson, Epperly and Ramsey have 19, 28 and 12 full credited years of service with the Manager and its affiliates, respectively, under the New Retirement Program, the RIGP and the Equalization Plan. Each of them is 100 percent vested under such plans. Mr. Muther has three full years of credited service with the Manager. He is not covered under the RIGP and is currently vested under the New Retirement Program.

  Officers of the Manager are also eligible to participate on a voluntary basis in the Manager's Savings Plan (the "Savings Plan"). An employee may elect to contribute to the Savings Plan annually a specified percentage of his pay, subject to certain limitations. The Manager will contribute to the Savings Plan, out of its current or accumulated profits, for the benefit of each participating employee, an amount equal to his contributions up to a maximum of 5 percent of his pay (6 percent of pay if the employee has completed 20 or more years of service). Employees may elect to have the Manager's contributions invested in any of four investment funds. The Manager's contributions vest immediately for the first 2 percent of the employee's pay and at the rate of 20 percent per year of service (excluding the first year of service) for the remainder, with 100 percent vesting upon death, disability, retirement or attainment of age 65. Benefits are payable, at the election of the employee, in a lump-sum cash distribution after termination of employment or as an annuity upon retirement or a combination of the two.

DIRECTOR COMPENSATION

  The fee schedule for directors of the General Partner other than Messrs. Martinelli and Hahl is as follows: annual fee, $10,000; attendance fee for each Board of Directors meeting, $750; and attendance fee for each committee meeting, $500. Directors' fees paid by the General Partner in 1993 to such directors amounted to $94,583.

  Mr. Martinelli, Chairman of the Board, Chief Executive Officer and Director of the General Partner is entitled to receive the following fees as Chairman of the Board of Directors: annual fee $15,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Director's fees paid by the General Partner in 1993 to Mr. Martinelli amounted to $22,500.

  Mr. Hahl, President and Director of the General Partner, is an employee of Penn Central and devotes substantially all of his time to Penn Central rather than to the General Partner or the Partnership. Consequently, no compensation or other benefits payable to Mr. Hahl is paid or reimbursed by the Partnership for Mr. Hahl's services as a director of the General Partner.

  Members of the Board of Directors of the Manager were not compensated for their services as directors, and it is not currently anticipated that any such compensation will be paid in the future to directors of the Manager who are full-time employees of the Manager or any of its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  The Compensation Committee consists of Messrs. Martinelli, Varalli, Billings and Young. Messrs. Martinelli and Varalli are executive officers of the General Partner and Mr. Billings is a former executive officer of the General Partner. Mr. Martinelli is on the Penn Central Compensation Committee. The members of the Board of Directors of the General Partner are chosen by Penn Central, as beneficial owner of all outstanding capital stock of the General Partner. See "Certain Relationships and Related Transactions." Mr. Hahl, the President and Director of the General Partner, also serves as Senior Vice President and Director of Penn Central, although he does not serve on the Compensation Committee. Mr. Young, who is also a member of the Compensation Committee, is counsel to the law firm of Morgan, Lewis and Bockius, which supplies legal services to the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  No person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of February 1, 1994.

  On May 25, 1993, Penn Central, the beneficial owner of the General Partner, sold 2,308,900 LP Units representing all of its interest in LP Units of the Partnership.

  The following table sets forth certain information, as of February 1, 1994, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and the Manager and by all directors and executive officers of the General Partner and the Manager as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner or the Manager owned beneficially, as of February 1, 1994, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

      NAME                                           NUMBER OF LP UNITS (1)
      ----                                           ----------------------
Brian F. Billings...................................          7,500
Michael P. Epperly..................................             25(2)
A. Leon Fergenson...................................            200
Neil M. Hahl........................................          2,500
Edward F. Kosnik....................................          5,000
Alfred W. Martinelli................................          4,500
William C. Pierce...................................            800(2)
Steven C. Ramsey....................................            300(2)
Ernest R. Varalli...................................          6,500
C. Richard Wilson...................................          1,500
Robert H. Young.....................................          2,500
All directors and executive officers as a group
 (consisting of 12 persons, including those named
 above).............................................         31,325(2)

- --------
(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.
(2) The LP Units owned by Messrs Epperly, Pierce and Ramsey have shared voting and investment power with their respective spouses.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Partnership and the Operating Partnerships are managed and controlled by the General Partner and the Manager, respectively, pursuant to the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the several Amended and Restated Agreements of Limited Partnership of the Operating Partnerships (the "Operating Partnership Agreements") and the several Management Agreements between the Manager and the Operating Partnerships (the "Management Agreements").

  Under the Partnership Agreement and the Operating Partnership Agreements, as well as the Management Agreements, the General Partner, the Manager and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnerships. These costs and expenses include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to officers and other employees of the General Partner and Manager, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Such reimbursed amounts constitute a substantial portion of the revenues of the General Partner and the Manager. These costs and expenses reimbursed by the Partnership totaled $52.3 million in 1993.

  The Partnership receives management consulting services from PCEM. The cost of this management consulting service allocated to the Partnership in 1993 totaled $385,900. See "Executive Compensation--Summary Compensation and Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

  The Partnership and the General Partner have entered into incentive compensation arrangements which provide for incentive compensation payable to the General Partner in the event quarterly or special distributions to Unitholders exceed certain specified targets. In general, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.65 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.65 but is not more than $0.75 plus (ii) 25 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.75. The General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $20.00 (the initial public offering price of the LP Units) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering.

  On January 28, 1994, the General Partner announced a quarterly distribution of $0.70 per GP and LP Unit payable on February 28, 1994. As such distribution exceeds a target of $0.65 per LP Unit, the Partnership will pay the General Partner incentive compensation aggregating $90,000 as a result of this distribution.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

    (1) and (2) Financial Statements and Financial Statement Schedules--see Index to Financial Statements and Financial Statement Schedules appearing on page 22.

    (3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
       3.1       --Amended and Restated Agreement of Limited Partnership of the
                  Partnership, dated as of December 23, 1986.(1) (Exhibit 3.1)
       3.2       --Amended and Restated Certificate of Limited Partnership of
                  the Partnership, dated as of November 18, 1986.(1) (Exhibit
                  3.1)
       4.1       --Indenture of Mortgage and Deed of Trust and Security Agree-
                  ment, dated as of December 15, 1986, by Buckeye to Pittsburgh
                  National Bank and J. G. Routh, as Trustees.(1) (Exhibit 4.1)
       4.2       --Note Purchase Agreement, dated as of December 15, 1986,
                  among Buckeye and the several purchasers named therein relat-
                  ing to $300,000,000 of First Mortgage Notes.(1) (Exhibit 4.2)
       4.3       --First Supplemental Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of December 1, 1987, by
                  Buckeye Pipe Line Company, L.P., to Pittsburgh National Bank
                  and J. G. Routh, as Trustees.(2) (Exhibit 4.4)
       4.4       --Second Supplemental Indenture and Deed of Trust and Security
                  Agreement, dated as of November 30, 1992 by Buckeye Pipe Line
                  Company, L.P. to Pittsburgh National Bank and J. G. Routh, as
                  Trustees.(3) (Exhibit 4.5)
      *4.5       --Third Supplemental Indenture and Deed of Trust and Security
                  Agreement, dated as of December 31, 1993, by Buckeye Pipe
                  Line Company, L.P. to Pittsburgh National Bank and J. G.
                  Routh, as Trustees.
      *4.6       --Note Purchase and Private Shelf Agreement, dated as of De-
                  cember 31, 1993 between Buckeye Pipe Line Company, L.P. and
                  The Prudential Insurance Company of America.
       4.7       --Certain instruments with respect to long-term debt of the
                  Operating Partnerships which relate to debt that does not ex-
                  ceed 10 percent of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item
                  601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. (S)229.601.
                  The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
      10.1       --Amended and Restated Agreement of Limited Partnership of
                  Buckeye, dated as of December 23, 1986.(1)(4) (Exhibit 10.1)
      10.2       --Purchase Agreement, dated December 23, 1986, between the
                  Partnership and Marathon Energy Holdings, Inc. providing for the purchase by the Partnership of the 99 percent limited
                  partnership interests in Buckeye, BTT and Everglades.(1) (Ex-
                  hibit 10.2)

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
      10.3       --Purchase Agreement, dated December 23, 1986, between LEH and
                  Pennsylvania Company providing for the purchase by LEH of the
                  83 percent stock interest in Laurel.(1) (Exhibit 10.3)
      10.4       --Management Agreement, dated November 18, 1986, between the
                  Manager and Buckeye.(1)(5) (Exhibit 10.4)
      10.5       --Distribution Support, Incentive Compensation and APU Redemp-
                  tion Agreement, dated as of December 15, 1986, among the Gen-
                  eral Partner, the Partnership and Penn Central.(1) (Exhibit
                  10.6)
      10.6       --Annual Incentive Compensation Plan for key employees of the
                  Manager.(1)(6) (Exhibit 10.8)
      10.7       --Form of Long-Term Incentive Compensation Plan for key em-
                  ployees of the Manager.(1)(6) (Exhibit 10.9)
      10.8       --Unit Option and Distribution Equivalent Plan of Buckeye
                  Partners, L.P.(6)(7) (Exhibit 10.10)
      10.9       --Buckeye Management Company Unit Option Loan Program.(6)(7)
                  (Exhibit 10.11)
      10.10      --Buckeye Pipe Line Company Benefit Equalization Plan.(3)(6)
                  (Exhibit 10.10)
     *11.1       --Computation of earnings per Unit.
     *21.1       --List of subsidiaries of the Partnership.

- --------
(1) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1986.

(2) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 1988.

(3) Previously filed with the Securities and Exchange Commission as the Exhibit to Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1992.

(4) The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are identical to Exhibit
    10.1 except for the identity of the partnership.

(5) The Management Agreements of the other Operating Partnerships are not filed because they are identical to Exhibit 10.4 except for the identity of the partnership.

(6) Represents management contract or compensatory plan or arrangement.

(7) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

 * Filed herewith

  (b) Reports on Form 8-K filed during the quarter ended December 31, 1993:

    None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Buckeye Partners, L.P.
                                               (Registrant)

                                          By: Buckeye Management Company,
                                                     as General Partner

                                                  /s/ Alfred W. Martinelli
Dated: March 15, 1994                     By: _________________________________
                                                    Alfred W. Martinelli
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                   /s/ Brian F. Billings
Dated: March 15, 1994                     By: _________________________________
                                                     Brian F. Billings
                                                          Director

                                                   /s/ A. Leon Fergenson
Dated: March 15, 1994                     By: _________________________________
                                                     A. Leon Fergenson
                                                          Director

                                                      /s/ Neil M. Hahl
Dated: March 15, 1994                     By: _________________________________
                                                        Neil M. Hahl
                                                   President and Director

                                                    /s/ Edward F. Kosnik
Dated: March 15, 1994                     By: _________________________________
                                                      Edward F. Kosnik
                                                          Director

                                                  /s/ Alfred W. Martinelli
Dated: March 15, 1994                     By: _________________________________
                                                    Alfred W. Martinelli
                                                 Chairman of the Board and
                                                          Director
                                               (Principal Executive Officer)

                                                   /s/ William C. Pierce
Dated: March 15, 1994                     By: _________________________________
                                                     William C. Pierce
                                                          Director

                                                   /s/ Ernest R. Varalli
Dated: March 15, 1994                     By: _________________________________
                                                     Ernest R. Varalli
                                                 Executive Vice President,
                                                  Chief Financial Officer,
                                                   Treasurer and Director
                                                 (Principal Accounting and
                                                     Financial Officer)

                                                    /s/ Robert H. Young
Dated: March 15, 1994                     By: _________________________________
                                                      Robert H. Young
                                                          Director

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 14, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Buckeye Partners, L.P. and subsidiaries referred to in Item 14. These consolidated financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche

Philadelphia, Pennsylvania
February 14, 1994

                                                                     SCHEDULE II

                             BUCKEYE PARTNERS, L.P.
      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                 (IN THOUSANDS)

                                                                                BALANCE AT
                                                        DEDUCTIONS            END OF  PERIOD
                          BALANCE AT            --------------------------- ------------------
                         BEGINNING OF            AMOUNTS    AMOUNTS
     NAME OF DEBTOR         PERIOD    ADDITIONS COLLECTED WRITTEN OFF OTHER CURRENT NONCURRENT
     --------------      ------------ --------- --------- ----------- ----- ------- ----------
The Penn Central Corpo-
 ration
  Year ended December
   31, 1993.............     $207       $127      $282         --       --   $ 52       --
  Year ended December
   31, 1992.............      234        460       487         --       --    207       --
  Year ended December
   31, 1991.............      165        448       379         --       --    234       --

                                                                    SCHEDULE III

                             BUCKEYE PARTNERS, L.P.
                  REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1993     1992
                                                               -------- --------
Assets
  Current assets
    Cash and cash equivalents................................. $  1,412 $     40
       Temporary investments..................................      250      --
    Other current assets......................................       18      360
                                                               -------- --------
      Total current assets....................................    1,680      400
  Investments in and advances to subsidiaries (at equity).....  233,707  225,849
                                                               -------- --------
      Total assets............................................ $235,387 $226,249
                                                               ======== ========

Liabilities and partners' capital
  Current liabilities......................................... $  1,692 $    405
                                                               -------- --------
  Partners' capital
    General Partner...........................................    2,338    2,259
    Limited Partners..........................................  231,357  223,585
                                                               -------- --------
      Total partners' capital.................................  233,695  225,844
                                                               -------- --------
      Total liabilities and partners' capital................. $235,387 $226,249
                                                               ======== ========

                              STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
Equity in income of subsidiaries................. $ 39,462  $  8,484  $ 29,290
Operating expenses...............................      (10)     (135)      (54)
Interest income..................................      --        780     1,232
Interest and debt expense........................      (86)     (127)       (3)
                                                  --------  --------  --------
      Net income................................. $ 39,366  $  9,002  $ 30,465
                                                  ========  ========  ========

                            STATEMENTS OF CASH FLOWS
                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $ 39,366  $  9,002  $ 30,465
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed earnings of subsidiaries.......  (7,858)    22,403      (576)
    Change in assets and liabilities:
      Other current assets.......................      342      (359)      134
      Current liabilities........................    1,287      (693)  (15,228)
                                                  --------  --------  --------
      Net cash provided by operating activities..   33,137    30,353    14,795
                                                  --------  --------  --------
Cash flows from investing activities:
  Sales (purchases) of temporary investments.....     (250)    1,139     9,225
                                                  --------  --------  --------
Cash flows from financing activities:
  Distributions to Unitholders...................  (31,515)  (31,515)  (31,515)
                                                  --------  --------  --------
  Net increase (decrease) in cash and cash equiv-
   alents........................................    1,372       (23)   (7,495)
  Cash and cash equivalents at beginning of peri-
   od............................................       40        63     7,558
                                                  --------  --------  --------
  Cash and cash equivalents at end of period..... $  1,412  $     40  $     63
                                                  ========  ========  ========

See footnotes to consolidated financial statements of Buckeye Partners, L.P.

                                                                      SCHEDULE V

                             BUCKEYE PARTNERS, L.P.

                   CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                           BALANCE AT                           OTHER       BALANCE
                           BEGINNING  ADDITIONS                CHANGES      AT END
CLASSIFICATION             OF PERIOD   AT COST   RETIREMENTS ADD(DEDUCT)   OF PERIOD
- --------------             ---------- ---------  ----------- -----------   ---------
  Year ended December 31,
   1993
Land.....................   $ 10,018  $     --    $     (40)   $  --       $  9,978
Buildings and leasehold
 improvements............     23,279      1,106        (179)     (539)       23,667
Machinery, equipment and
 office furnishings......    500,389     12,672      (2,010)      539       511,590
Construction in progress.      3,185       (450)        --        --          2,735
                            --------  ---------   ---------    ------      --------
                            $536,871  $  13,328   $  (2,229)   $    0      $547,970
                            ========  =========   =========    ======      ========

  Year ended December 31,
 1992
Land.....................   $ 10,018  $     --    $     --     $  --       $ 10,018
Buildings and leasehold
 improvements............     22,554        780         (54)       (1)       23,279
Machinery, equipment and
 office furnishings......    489,338     17,151      (6,101)        1       500,389
Construction in progress.     10,327     (7,142)        --        --          3,185
                            --------  ---------   ---------    ------      --------
                            $532,237  $  10,789   $  (6,155)   $    0      $536,871
                            ========  =========   =========    ======      ========
  Year ended December 31,
   1991
Land.....................   $  9,992  $     --    $      (7)   $   33      $ 10,018
Buildings and leasehold
 improvements............     22,466         57         (86)      117        22,554
Machinery, equipment and
 office furnishings......    481,965      5,023      (1,401)    3,751       489,338
Construction in progress.      4,554      5,773         --        --         10,327
                            --------  ---------   ---------    ------      --------
                            $518,977  $  10,853   $  (1,494)   $3,901 (a)  $532,237
                            ========  =========   =========    ======      ========

- --------
(a) Increase in property, plant, and equipment upon acquisition of minority interest in Laurel Corp.

                                                                     SCHEDULE VI

                             BUCKEYE PARTNERS, L.P.

      CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                           BALANCE AT                          OTHER        BALANCE
                           BEGINNING  ADDITIONS               CHANGES       AT END
CLASSIFICATION             OF PERIOD   AT COST  RETIREMENTS ADD(DEDUCT)    OF PERIOD
- --------------             ---------- --------- ----------- -----------    ---------
  Year ended December 31,
   1993
Buildings and leasehold
 improvements............   $ 1,674    $   457    $  (180)    $   (48)      $ 1,903
Machinery, equipment and
 office furnishings......    39,656     10,545     (1,447)     (1,762)       46,992
                            -------    -------    -------     -------       -------
                            $41,330    $11,002    $(1,627)    $(1,810) (a)  $48,895
                            =======    =======    =======     =======       =======

  Year ended December 31,
 1992
Buildings and leasehold
 improvements............   $ 1,276    $   452    $   (54)    $   --        $ 1,674
Machinery, equipment and
 office furnishings......    34,751     10,293     (6,101)        713        39,656
                            -------    -------    -------     -------       -------
                            $36,027    $10,745    $(6,155)    $   713 (b)   $41,330
                            =======    =======    =======     =======       =======

  Year ended December 31,
   1991
Buildings and leasehold
 improvements............   $   830    $   448    $   (86)    $    84       $ 1,276
Machinery, equipment and
 office furnishings......    26,575      9,644     (1,401)        (67)       34,751
                            -------    -------    -------     -------       -------
                            $27,405    $10,092    $(1,487)    $    17       $36,027
                            =======    =======    =======     =======       =======

- --------
(a)Represents proceeds from sales of property of $88,000 offset by removal costs of $1,898,000.
(b)Represents proceeds from sales of property of $905,000 offset by removal costs of $192,000.

                                                                   SCHEDULE VIII

                             BUCKEYE PARTNERS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                          BALANCE AT  CHARGED TO   CHARGED TO                BALANCE
                          BEGINNING    COSTS AND     OTHER                   AT END
DESCRIPTION               OF PERIOD  EXPENSES, NET  ACCOUNTS   DEDUCTIONS   OF PERIOD
- -----------               ---------- ------------- ----------  ----------   ---------
Year ended December 31,
 1993
Reserve for discontinued
 operations.............   $21,768       $127        $  --      $21,895(a)   $   --
                           =======       ====        ======     =======      =======
Year ended December 31,
 1992
Reserve for discontinued
 operations.............   $19,231       $--         $2,537(b)  $   --       $21,768
                           =======       ====        ======     =======      =======
Year ended December 31,
 1991
Reserve for discontinued
 operations.............   $19,231       $--         $  --      $   --       $19,231
                           =======       ====        ======     =======      =======

- --------
(a) Represents disposition of discontinued operations upon sale of net assets of discontinued operations during 1993.
(b) Reversal of corporate deferred income taxes.

                                                                      SCHEDULE X

                             BUCKEYE PARTNERS, L.P.
            SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

  The following have been charged to income:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                          1993    1992   1991
                                                         ------- ------ -------
1. Maintenance and repairs.............................. $11,481 $9,982 $10,400
2. Depreciation and amortization of intangible assets,
  preoperating costs and similar deferrals..............    *      *       *
3. Taxes, other than payroll and income taxes: Property
  and
  other.................................................  $8,019 $8,717 $ 3,126
4. Advertising costs....................................    *      *       *
5. Research and development costs.......................    None   None    None

- --------
* Indicates less than one percent of revenue.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION                                  PAGE
- -------                                   -----------                                  ----
   4.6   Third Supplemental Indenture and Deed of Trust and Security Agreement, dated as of December 31, 1993, by Buckeye Pipe Line Company, L.P. to Pittsburgh
         National Bank and J.G. Routh, as Trustees.
   4.7   Note Purchase and Private Shelf Agreement, dated as of December 31, 1993 between Buckeye Pipe Line Company, L.P. and The Prudential Insurance Company
         of America.
  11.1   Computation of earnings per Unit.
  21.1   List of subsidiaries of the Partnership.