Form 10-Q
period 1994-03-31
BUCKEYE PARTNERS L P
filed 1994-04-22
CIK 805022

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-Q

(Mark One)

   x    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934


For the quarterly period ended March 31, 1994 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
- ------  Exchange Act of 1934



For the transition period from                 to
                               ---------------    ---------------
Commission file number 1-9356


                           BUCKEYE PARTNERS, L.P.
                           ----------------------
           (Exact name of registrant as specified in its charter)


        Delaware                                         23-2432497
- -------------------------------                     --------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                        Identification No.)


   3900 Hamilton Boulevard
         Allentown, PA                                      18103
- -------------------------------                     --------------------
(Address of principal executive                           (Zip Code)
offices)


Registrant's telephone number, including area code:     610-820-8300
                                                    --------------------


                               Not Applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x      No
                                               -----       -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                  Outstanding at April 8, 1994
- -------------------------                     ----------------------------
Limited Partnership Units                            12,000,000 Units

                           BUCKEYE PARTNERS, L. P.

                                    INDEX


                                                   Page No.
                                                   --------

Part I.  Financial Information
- ------------------------------


Item 1.  Consolidated Financial Statements


    Consolidated Statements of Income                  1
      for the three months ended March 31,
      1994 and 1993


    Consolidated Balance Sheets                        2
      March 31, 1994 and December 31, 1993


    Consolidated Statements of Cash Flows              3
      for the three months ended March 31,
      1994 and 1993


    Notes to Consolidated Financial Statements        4-6


Item 2.  Management's Discussion and Analysis         7-8
         of Financial Condition and Results
         of Operations



Part II.  Other Information
- ---------------------------


Item 1.  Legal Proceedings                             9

Item 5.  Other Information (Rate Regulation Matters)

Item 6.  Exhibits and Reports on Form 8-K


                       Part I - Financial Information


Item 1.  Consolidated Financial Statements
- ------------------------------------------



                           Buckeye Partners, L.P.
                      Consolidated Statements of Income
                   (In thousands, except per Unit amounts)
                                 (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                ---------------------

                                                   1994      1993
                                                   ----      ----
Revenue                                           $45,619   $41,429
                                                  -------   -------

Costs and expenses
  Operating expenses                               22,001    20,264
  Depreciation and amortization                     2,812     2,754
  General and administrative expenses               2,605     2,677
                                                  -------   -------
    Total costs and expenses                       27,418    25,695
                                                  -------   -------

Operating income                                   18,201    15,734
                                                  -------   -------

Other income (expenses)
  Interest income                                     220       164
  Interest and debt expense                        (6,445)   (6,466)
  Minority interests and other                       (192)      (94)
                                                  -------   -------
    Total other income (expenses)                  (6,417)   (6,396)
                                                  -------   -------

Income from continuing operations
  before extraordinary charge                      11,784     9,338
Loss from discontinued operations                       -      (127)
Extraordinary charge on early extinguishment
  of debt                                          (1,569)        -
                                                  -------   -------

Net income                                        $10,215   $ 9,211
                                                  =======   =======


Net income allocated to General Partner           $   102   $    92

Net income allocated to Limited Partners          $10,113   $ 9,119

Income allocated to General and Limited
 Partners per Partnership Unit:

  Income from continuing operations
    before extraordinary charge                   $  0.97   $  0.77
  Loss from discontinued operations                     -     (0.01)
  Extraordinary charge on early extinguishment
    of debt                                         (0.13)        -
                                                  -------   -------

  Net income                                      $  0.84   $  0.76
                                                  =======   =======


See notes to consolidated financial statements.

                           Buckeye Partners, L.P.
                         Consolidated Balance Sheets
                               (In thousands)



                                                  March 31,   December 31,
                                                    1994          1993
                                                 -----------  ------------
                                                 (Unaudited)
    Assets

      Current assets
        Cash and cash equivalents                  $ 21,869       $ 22,748
        Temporary investments                             -            250
        Trade receivables                            14,987         15,341
        Inventories                                   1,160          1,174
        Prepaids and other current assets             4,007          4,445
                                                   --------       --------
          Total current assets                       42,023         43,958

      Property, plant and equipment, net            498,112        499,075
      Other non-current assets                          406            460
                                                   --------       --------

          Total assets                             $540,541       $543,493
                                                   ========       ========

   Liabilities and partners' capital

      Current liabilities
        Current portion of long-term debt          $ 12,000       $ 16,000
        Accounts payable                                534          2,562
        Accrued and other current liabilities        21,002         19,687
                                                   --------       --------
          Total current liabilities                  33,536         38,249

      Long-term debt                                224,000        224,000
      Minority interests                              2,509          2,492
      Other non-current liabilities                  45,071         45,057
      Commitments and contingent liabilities              -              -
                                                   --------       --------
          Total liabilities                         305,116        309,798
                                                   --------       --------


      Partners' capital
        General Partner                               2,355          2,338
        Limited Partners                            233,070        231,357
                                                   --------       --------

          Total partners' capital                   235,425        233,695
                                                   --------       --------

          Total liabilities and partners' capital  $540,541       $543,493
                                                   ========       ========




   See notes to consolidated financial statements.

                           Buckeye Partners, L.P.
                    Consolidated Statements of Cash Flows
              Increase (Decrease) in Cash and Cash Equivalents
                               (In thousands)
                                 (Unaudited)

                                                             Three months ended
                                                                   March 31,
                                                             -------------------
                                                                1994       1993
                                                                ----       ----
     Cash flows from operating activities:
      Income from continuing operations before
       extraordinary charge                                   $ 11,784   $  9,338
                                                              --------   --------

      Adjustments to reconcile income to net cash
       provided by operating activities:
       Extraordinary charge on early extinguishment
        of debt                                                 (1,569)         -
       Depreciation and amortization                             2,812      2,754
       Minority interests                                          102         94
       Distributions to minority interests                         (85)      (262)
       Change in assets and liabilities:
         Trade receivables                                         354      2,878
         Inventories                                                14        (16)
         Prepaids and other current assets                         438       (233)
         Accounts payable                                       (2,028)      (309)
         Accrued and other current liabilities (a)               1,315      1,381
         Other non-current assets                                   54         (1)
         Other non-current liabilities (a)                          14        908
                                                              --------   --------
           Total adjustments                                     1,421      7,194
                                                              --------   --------

       Net cash provided by continuing operating activities     13,205     16,532
       Net cash provided by discontinued operations (b)              -        206
                                                              --------   --------

         Net cash provided by operating activities              13,205     16,738
                                                              --------   --------

    Cash flows from investing activities:
      Capital expenditures                                      (1,820)    (1,870)
      Proceeds from sale of net assets of discontinued
       operations                                                    -      9,200
      Proceeds from (expenditures for) disposal of
       property, plant and equipment, net                          (29)         2
      Sales (purchases) of temporary investments                   250     (3,020)
                                                              --------   --------

         Net cash (used in) provided by investing
                 activities                                     (1,599)     4,312
                                                              --------   --------

    Cash flows from financing activities:
      Proceeds from issuance of long-term debt                  15,000          -
      Payment of long-term debt                                (19,000)    (4,375)
      Distributions to Unitholders                              (8,485)    (7,879)
                                                              --------   --------

         Net cash used in financing activities                 (12,485)   (12,254)
                                                              --------   --------

    Net (decrease) increase in cash and cash equivalents          (879)     8,796
    Cash and cash equivalents at beginning of period            22,748      9,753
                                                              --------   --------

    Cash and cash equivalents at end of period                $ 21,869   $ 18,549
                                                              ========   ========

    Supplemental cash flow information:
        Cash paid during the period for:
         Interest (net of amount capitalized)                 $  6,489   $  6,596
        Non-cash changes in property, plant and equipment            -        602
    (a) Non-cash changes in accrued and other liabilities            -      2,657
    (b) Non-cash changes in discontinued operations                  -      3,259

   See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


  1.  BASIS OF PRESENTATION

  In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1993, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1994 and the results of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. Certain amounts in the consolidated financial statements for 1993 have been reclassified to conform to the current presentation.

  Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.


  2.  CONTINGENCIES

  The Partnership and its subsidiaries (the "Operating Partnerships"), in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition.

  Environmental

  Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. The total potential remediation costs relating to these clean-up sites cannot be reasonably estimated. With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner believes that the generation, handling and disposal of hazardous substances have been in material compliance with applicable environmental and regulatory requirements. Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings.

                            BUCKEYE PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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


  3.  EARLY EXTINGUISHMENT OF DEBT

  In March 1994, Buckeye Pipe Line Company, L.P. ("Buckeye") entered into an agreement to issue $15 million of additional First Mortgage Notes, Series N, bearing interest at a rate of 7.93 percent. The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete a partial in-substance defeasance of Buckeye's 9.72 percent, Series I, First Mortgage Notes. The funds in the trust will be used solely to satisfy the interest due and principal in the amount of $15 million due at maturity in December 1996. Accordingly, such U.S. Government securities and $15 million of the 9.72 percent, Series I, First Mortgage Notes have been excluded from the March 31, 1994 balance sheet. The debt extinguishment resulted in an extraordinary charge of $1,569,000.

                            BUCKEYE PARTNERS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 4.    PARTNERS' CAPITAL

  Partners' capital consists of the following:

                                   General    Limited
                                   Partner   Partners     Total
                                   --------  ---------  ---------
                                           (In thousands)

    Partners' Capital - 1/1/94      $2,338   $231,357   $233,695
    Net Income                         102     10,113     10,215
    Distributions                      (85)    (8,400)    (8,485)
                                    ------   --------   --------

    Partners' Capital - 3/31/94     $2,355   $233,070   $235,425
                                    ======   ========   ========

  Net income per Unit is based on 12,121,212 outstanding Units, which include 121,212 General Partnership Units.


  5.  CASH DISTRIBUTIONS

  The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Mortgage Note Indenture.

  The Partnership has declared a cash distribution of $0.70 per unit payable on May 31, 1994 to unitholders of record on May 6, 1994. The total distribution will amount to approximately $8,485,000.

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

  Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.


  RESULTS OF OPERATIONS
  ---------------------

  First Quarter
  -------------

  Revenue for the first quarter 1994 was $45.6 million, $4.2 million or 10.1 percent greater than revenue of $41.4 million for the first quarter 1993. Volume for the first quarter 1994 was 1,042,200 barrels per day, 77,900 barrels per day or 8.1 percent greater than volume of 964,300 barrels per day for the first quarter 1993. Greater revenue during the first quarter 1994 related primarily to increased distillate and gasoline deliveries. Distillate volume increased 27 percent over first quarter last year in response to higher demand for heating fuel during severe weather conditions in most of the Partnership's service area. Gasoline volume increased approximately 3 percent, compared to the first quarter 1993, due to restricted barge transportation during the severe cold period, reduced Canadian imports to upstate New York and continued operating problems in the Midwest refining industry that required transportation of gasoline into the region.

  Costs and expenses for the first quarter 1994 were $27.4 million, $1.7 million or 6.6 percent greater than costs and expenses of $25.7 million for the first quarter 1993. Increased expenses during the first quarter 1994 included payroll, power costs, maintenance services and supplies. Much of this expense increase was due to transportation of additional volume.

  Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $6.4 million for the first quarter of each of the years 1994 and 1993. Substantially all of other income (expenses) is related to interest expense. Such interest expense for the first quarter 1994 was effected by a lower weighted average cost of debt and costs associated with the issuance of an additional $15,000,000 in First Mortgage Notes and the concurrent partial in-substance defeasance of previously issued First Mortgage Notes. See Note 3 to Consolidated Financial Statements.


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  The Partnership's financial condition at March 31, 1994 is highlighted in the following comparative summary:


 Liquidity and Capital Indicators
- ---------------------------------
                                                As of
                                         ---------------------
                                          3/31/94    12/31/93
                                         --------    --------
 Current ratio                           1.3 to 1    1.1 to 1
 Ratio of cash and cash equivalents,
  temporary investments and trade
  receivables to current liabilities     1.1 to 1    1.0 to 1
 Working capital (in thousands)          $8,487      $5,709
 Ratio of total debt to total capital    .50 to 1    .50 to 1
 Book value (per Unit)                   $19.42      $19.28

  The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.

  Cash Provided by Operations
  ---------------------------

  For the three months ended March 31, 1994, cash provided by operations of $13.2 million was derived principally from income from continuing operations of $11.8 million, depreciation of $2.8 million and operating working capital changes of $0.1 million. Remaining net cash uses, which amounted to $1.5 million, were largely related to an extraordinary charge on the early extinguishment of debt. See "Debt Obligation and Credit Facilities" below.

  For the three months ended March 31, 1993, cash provided by operations was $16.7 million principally from income from continuing operations of $9.3 million, depreciation of $2.8 million, operating working capital changes of $3.7 million and $0.9 million from increases in other non-current liabilities. Changes in operating working capital were due to a decrease in trade receivables and an increase in accrued and other current liabilities.

  Debt Obligation and Credit Facilities
  -------------------------------------

  At March 31, 1994, the Partnership had $236.0 million in outstanding current and long-term debt representing the First Mortgage Notes of Buckeye. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment. The $236.0 million of debt outstanding at March 31, 1994 includes $15 million of additional First Mortgage Notes, Series N, bearing interest at a rate of 7.93 percent which were issued on April 11, 1994 in accordance with an agreement entered into in March 1994. Such current and long-term debt excludes $15 million of 9.72 percent First Mortgage Notes, Series I, due December 1996, which were defeased in-substance with the proceeds of the Series N First Mortgage Notes. In addition, during the first three months of 1994, Buckeye irrevocably deposited $4.0 million with the trustee to be applied to payment of the 9.33 percent First Mortgage Notes, Series G, due December 1994. Comparable deposits during the first three months 1993 aggregated $4.4 million and were applied to payment of the 9.16 percent First Mortgage Notes, Series F, due December 1993.

  The indenture pursuant to which the First Mortgage Notes were issued was amended in March 1994 by a Fourth Supplemental Indenture to permit Buckeye to issue additional First Mortgage Notes under certain circumstances; provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

  The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable.
  Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At March 31, 1994, there were no outstanding borrowings under these facilities.

  At March 31, 1994, the ratio of total debt to total capital was 50 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.

  Capital Expenditures
  --------------------

  At March 31, 1994, approximately 92 percent of total consolidated assets consisted of property, plant and equipment.

  Capital expenditures during the three months ended March 31, 1994 totaled $1.8 million compared to $1.9 million during the three months ended March 31, 1993. During both periods, capital expenditures were paid from internally generated funds.

                          Part II - Other Information



  Item 1.  Legal Proceedings
  --------------------------


  For information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1993.

  Item 5.  Other Information (Rate Regulation Matters)
  ----------------------------------------------------


  Buckeye's "light-handed" rate regulation program was subject to review by the Federal Energy Regulatory Commission ("FERC") upon the expiration of its three-year term on March 24, 1994. On February 22, 1994, Buckeye filed a tariff seeking to continue its rate regulation program on a permanent basis. On March 24, 1994, FERC issued an Order accepting Buckeye's tariff rate filing. The Order provided, however, that the acceptance of the tariff would not relieve Buckeye from compliance with the requirements of a new rule issued by FERC in October, 1993, pursuant to the Energy Policy Act of 1992. The new rule, which is subject to pending petitions for rehearing, is scheduled to become effective on January 1, 1995. At this time, Buckeye is considering applying for a waiver from the requirements of the rule, or otherwise seeking approval from FERC to continue its rate regulation program beyond January 1, 1995. (For further information concerning tariff regulation matters affecting the Partnership, see the Partnership's Form 10-K for the fiscal year ending December 31, 1993.)


  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

  (a) Exhibits

      4.8 - Fourth Supplemental Indenture of Mortgage and Deed of Trust and Security Agreement dated as of March 15, 1994.

      4.9 - Fifth Supplemental Indenture of Mortgage and Deed of Trust and Security Agreement dated as of March 30, 1994.

      11 -     Computation of earnings per unit.


  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCKEYE PARTNERS, L.P.
                                      (Registrant)


                                   By:  Buckeye Management Company,
                                          as General Partner



  Dated:  April 21, 1994           By:  /s/ E. R. Varalli
                                        --------------------------------

                                       E. R. Varalli
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Treasurer
                                       (Principal Accounting and
                                       Financial Officer)

                               Index to Exhibits
                               -----------------


  Exhibit Number            Description                      Page
  --------------            -----------                      ----
      4.8                   Fourth Supplemental Indenture
                            of Mortgage and Deed of Trust
                            and Security Agreement dated
                            as of March 15, 1994.

      4.9                   Fifth Supplemental Indenture
                            of Mortgage and Deed of Trust
                            and Security Agreement dated
                            as of March 30, 1994.

      11                    Computation of earnings per unit
