Form 10-Q
period 1994-06-30
BUCKEYE PARTNERS L P
filed 1994-07-20
CIK 805022

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-Q

(Mark One)

   x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934


For the quarterly period ended June 30, 1994 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934


For the transition period from _______________ to _______________

Commission file number 1-9356


                           BUCKEYE PARTNERS, L.P.
                           ----------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                         23-2432497
- - -------------------------------                       --------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                         Identification No.)


   3900 Hamilton Boulevard
       Allentown, PA                                         18103
- - -------------------------------                       --------------------
(Address of principal executive                           (Zip Code)
 offices)


Registrant's telephone number, including area code:        610-820-8300
                                                       --------------------

                               Not Applicable
- - ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x      No
                                               -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding at July 14, 1994
- - -------------------------                         ----------------------------
Limited Partnership Units                                12,016,060 Units

                           BUCKEYE PARTNERS, L. P.

                                    INDEX



                                                          Page No.
                                                          --------


Part I.  Financial Information
- - -------  ---------------------


Item 1.  Consolidated Financial Statements


     Consolidated Statements of Income                        1
      for the three months and six months
      ended June 30, 1994 and 1993


     Consolidated Balance Sheets                              2
      June 30, 1994 and December 31, 1993


     Consolidated Statements of Cash Flows                    3
      for the six months ended June 30, 1994
      and 1993


     Notes to Financial Statements                          4-6


Item 2.  Management's Discussion and Analysis               7-9
          of Financial Condition and Results
          of Operations



Part II  Other Information
- - -------  -----------------


Item 1.  Legal Proceedings                                   10

Item 6.  Exhibits and Reports on Form 8-K                    10

                         Part I - Financial Information


Item 1.   Consolidated Financial Statements
- - -------------------------------------------



                            Buckeye Partners, L.P.
                       Consolidated Statements of Income
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

  Three Months Ended                                                                          Six Months Ended
       June 30,                                                                                    June 30,
- - -----------------------                                                                     --------------------
 1994            1993                                                                          1994       1993
 ----            ----                                                                          ----       ----
$46,114        $42,152              Revenue                                                  $ 91,733   $ 83,581
 ------         ------                                                                        -------    -------
                                    Costs and expenses
 22,744         21,096                Operating expenses                                       44,745     41,360
  2,809          2,752                Depreciation and amortization                             5,621      5,506
  2,507          2,531                General and administrative expenses                       5,112      5,208
 ------         ------                                                                        -------    -------
 28,060         26,379                  Total costs and expenses                               55,478     52,074
 ------         ------                                                                        -------    -------

 18,054         15,773              Operating income                                           36,255     31,507
 ------         ------                                                                        -------    -------

                                    Other income (expense)
    317            242                Interest income                                             537        406
 (6,139)        (6,421)               Interest and debt expense                               (12,584)   (12,887)
   (219)           171                Minority interests and other                               (411)        77
 ------         ------                                                                        -------    -------
 (6,041)        (6,008)                 Total other income (expense)                          (12,458)   (12,404)
 ------         ------                                                                        -------    -------

                                    Income from continuing operations
 12,013          9,765                before extraordinary charge                              23,797     19,103
      -              -              Loss from discontinued operations                               -       (127)
                                    Extraordinary charge on early
      -              -                extinguishment of debt                                   (1,569)         -
 ------         ------                                                                        -------    -------
$12,013        $ 9,765              Net income                                               $ 22,228   $ 18,976
 ======         ======                                                                        =======    =======

                                    Net income allocated to General
$   120        $    98                Partner                                                $    222   $    190

                                    Net income allocated to Limited
$11,893        $ 9,667                Partners                                               $ 22,006   $ 18,786

                                    Income allocated to General and
                                      Limited Partners per Partnership Unit:

                                      Income from continuing operations
$  0.99        $  0.81                  before extraordinary charge                          $   1.96   $   1.58
      -              -                Loss from discontinued operations                             -      (0.01)
                                      Extraordinary charge on early
      -              -                  extinguishment of debt                                  (0.13)         -
 ------         ------                                                                        -------    -------

$  0.99        $  0.81                Net income                                             $   1.83   $   1.57
 ======         ======                                                                        =======    =======

See notes to consolidated financial statements.

                           Buckeye Partners, L.P.
                         Consolidated Balance Sheets
                               (In thousands)

                                           June 30,  December 31,
                                             1994       1993
                                          ---------  -----------
                                         (Unaudited)
Assets

 Current assets
   Cash and cash equivalents               $ 14,717     $ 22,748
   Temporary investments                      8,985          250
   Trade receivables                         15,875       15,341
   Inventories                                1,129        1,174
   Prepaids and other current assets          4,089        4,445
                                           --------     --------
     Total current assets                    44,795       43,958

 Property, plant and equipment, net         499,178      499,075
 Other non-current assets                       360          460
                                           --------     --------

     Total assets                          $544,333     $543,493
                                           ========     ========

Liabilities and partners' capital

 Current liabilities
   Current portion of long-term debt       $  8,000     $ 16,000
   Accounts payable                           1,868        2,562
   Accrued and other current liabilities     23,717       19,687
                                           --------     --------
     Total current liabilities               33,585       38,249

 Long-term debt                             224,000      224,000
 Minority interests                           2,550        2,492
 Other non-current liabilities               44,818       45,057
 Commitments and contingent liabilities           -            -
                                           --------     --------
     Total liabilities                      304,953      309,798
                                           --------     --------

 Partners' capital
   General Partner                            2,394        2,338
   Limited Partners                         236,986      231,357
                                           --------     --------

     Total partners' capital                239,380      233,695
                                           --------     --------

     Total liabilities and partners'
      capital                              $544,333     $543,493
                                           ========     ========


See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                -------------------------------
                                                   1994                 1993
                                                   ----                 ----
Cash flows from operating activities:
  Income from continuing operations before
   extraordinary charge                          $ 23,797             $ 19,103
                                                 --------             --------

Adjustments to reconcile income to net cash
 provided by operating activities:
  Extraordinary charge on early
   extinguishment of debt                          (1,569)                   -
  Depreciation and amortization                     5,621                5,506
  Minority interests                                  231                  (77)
  Distributions to minority interests                (173)                (342)
  Change in assets and  liabilities:
    Trade receivables                                (534)               2,196
    Inventories                                        45                  (23)
    Prepaids and other current assets                 356                 (804)
    Accounts payable                                 (694)                 697
    Accrued and other current liabilities (a)       4,030                4,541
    Other non-current assets                          100                    -
    Other non-current liabilities (a)                (239)                 751
                                                 --------             --------
      Total adjustments                             7,174               12,445
                                                 --------             --------

  Net cash provided by continuing operating
   activities                                      30,971               31,548
  Net cash provided by discontinued
   operations (b)                                       -                  206
                                                 --------             --------
    Net cash provided by operating activities      30,971               31,754
                                                 --------             --------

Cash flows from investing activities:
  Capital expenditures                             (5,119)              (5,549)
  Proceeds from sale of net assets of
   discontinued operations                              -                9,200
  Proceeds from (expenditures for) disposal of
   property, plant and equipment, net                (605)                (835)
  Purchases of temporary investments, net          (8,735)              (1,200)
                                                 --------             --------
    Net cash (used in) provided by investing
     activities                                   (14,459)               1,616
                                                 --------             --------

Cash flows from financing activities:
  Capital contribution                                  4                    -
  Proceeds from exercise of unit options              428                    -
  Proceeds from issuance of long-term debt         15,000                    -
  Payment of long-term debt                       (23,000)              (8,750)
  Distributions to Unitholders                    (16,975)             (15,758)
                                                 --------             --------
    Net cash used in financing activities         (24,543)             (24,508)
                                                 --------             --------
Net (decrease) increase in cash and cash
 equivalents                                       (8,031)               8,862
Cash and cash equivalents at beginning of period   22,748                9,753
                                                 --------             --------

Cash and cash equivalents at end of period       $ 14,717             $ 18,615
                                                 ========             ========

Supplemental cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized)       $ 12,669             $ 13,102
    Non-cash changes in property, plant and
     equipment                                          -                  602
(a) Non-cash changes in accrued and other
     liabilities                                        -                2,657
(b) Non-cash changes in discontinued operations         -                3,259


See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



  1. BASIS OF PRESENTATION

  In the opinion of management, the accompanying consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1993, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1994 and the results of operations and cash flows for the three month and six month periods ended June 30, 1994 and 1993. Certain amounts in the consolidated financial statements for 1993 have been reclassified to conform to the current presentation.

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


  Environmental

  Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. The total potential remediation costs relating to these clean-up sites cannot be reasonably estimated. With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner believes that the generation, handling and disposal of hazardous substances have been in material compliance with applicable environmental and regulatory requirements. Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or final outcome of these pending proceedings or of any future claims and proceedings.

                             BUCKEYE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



  Guaranteed Investment Contract

  The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") holds a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the State of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. As a result of the conservatorship proceedings, no payment of principal or interest was made on the maturity date. A Plan of Rehabilitation was approved by the Superior Court of the State of California, and the Rehabilitation Plan was consummated on September 3, 1993. Various policy holders and creditors have, however, appealed certain aspects of the Plan of Rehabilitation, including the priority status of entities such as the Plan which purchased GICs subsequent to January 1, 1989. Pursuant to the Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments through the date of maturity of the contract which will be September 1998. In addition, the Plan is to receive certain additional cash payments, the amounts of which cannot be accurately estimated at this time, over the next five years pursuant to the Plan of Rehabilitation. The timing and amount of payment with respect to the GIC is dependent upon the outcome of the pending appeals as well as clarification of various provisions of the Rehabilitation Plan. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner intends to effectuate its commitment through an agreement with the Plan that would provide, under certain circumstances and subject to Department of Labor approval, for its purchase of the Plan's rights with respect to the GIC. The costs and expenses of the General Partner's employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agreements. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the above mentioned guarantee.


  3.  EARLY EXTINGUISHMENT OF DEBT

  In March 1994, Buckeye Pipe Line Company, L.P. ("Buckeye") entered into an agreement to issue $15 million of additional First Mortgage Notes, Series N, bearing interest at a rate of 7.93 percent. The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete a partial in-substance defeasance of Buckeye's 9.72 percent, Series I, First Mortgage Notes. The funds in the trust will be used solely to satisfy the interest due and principal in the amount of $15 million due at maturity in December 1996. Accordingly, such U.S. Government securities and $15 million of the 9.72 percent, Series I, First Mortgage Notes have been excluded from the June 30, 1994 balance sheet. The debt extinguishment resulted in an extraordinary charge of $1,569,000.

                           BUCKEYE PARTNERS, L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

  4.  PARTNERS' CAPITAL

  Partners' capital consists of the following:

                                    General    Limited
                                    Partner   Partners     Total
                                    --------  ---------  ---------
                                           (In thousands)

     Partners' Capital - 1/1/94      $2,338   $231,357   $233,695
     Net Income                         222     22,006     22,228
     Distributions                     (170)   (16,805)   (16,975)
     Capital Contribution                 4          -          4
     Exercise of Unit Options             -        428        428
                                     ------   --------   --------

     Partners' Capital - 6/30/94     $2,394   $236,986   $239,380
                                     ======   ========   ========


  Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                             -------------  ------------  ----------  ----------
                                 1994           1993         1994        1993
                             -------------  ------------  ----------  ----------
  Units outstanding from
   beginning of period          12,121,212    12,121,212  12,121,212  12,121,212
  Weighted average number
   of units issued upon
   exercise of unit options          9,268             -       4,633           -
                                ----------    ----------  ----------  ----------

  Weighted average number
   of units outstanding         12,130,480    12,121,212  12,125,845  12,121,212
                                ==========    ==========  ==========  ==========


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

  The Partnership has declared a cash distribution of $.70 per unit payable on August 31, 1994 to unitholders of record on August 8, 1994. The total distribution will amount to approximately $8,496,000.

  Item 2.  Management's Discussion and Analysis of Financial Condition and
  -------  ---------------------------------------------------------------
           Results of Operations
           ---------------------

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


  RESULTS OF OPERATIONS
  ---------------------

  Second Quarter
  --------------

  Revenue for the second quarter 1994 was $46.1 million, $3.9 million or 9.2 percent greater than revenue of $42.2 million for the second quarter 1993. Volume for the second quarter 1994 was 1,022,300 barrels per day, 74,200 barrels per day or 7.8 percent greater than volume of 948,100 barrels per day for the second quarter 1993. Greater volume and revenue for the second quarter 1994 compared with the second quarter 1993 was related to increased gasoline and distillate volume and the effect of tariff rate increases implemented in August 1993. Distillate volume increased 20 percent over the second quarter last year primarily due to the building of low sulfur diesel fuel inventories. Gasoline volume increased 5 percent over the second quarter last year primarily due to market share growth in western Pennsylvania and New England, as well as lower refinery production in the Midwest that resulted in increased pipeline transportation of gasoline into the region.

  Costs and expenses for the second quarter 1994 were $28.1 million, $1.7 million or 6.4 percent greater than costs and expenses of $26.4 million for the second quarter 1993. Increased expenses during the second quarter 1994, which were primarily related to the transportation of additional volume, included maintenance services, operating power and various accruals for environmental costs.

  Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $6.0 million for the second quarter of each of the years 1994 and 1993. Substantially all of other income (expenses) is related to interest expense.


  First Six Months
  ----------------

  Revenue for the first six months 1994 was $91.7 million, $8.1 million or 9.7 percent greater than revenue of $83.6 million for the first six months 1993. Volume for the first six months 1994 was 1,032,200 barrels per day, 75,900 barrels per day or 7.9 percent greater than volume of 956,300 barrels per day for the first six months 1993. Greater revenue during the first six months 1994 related primarily to increased distillate and gasoline deliveries and the effect of tariff rate increases implemented in August 1993. Distillate volume increased 24 percent over the first six months last year in response to higher demand for heating fuel during severe weather conditions in most of the Partnership's service area and a build-up in low sulfur diesel fuel inventories. Gasoline volume increased approximately 4 percent, compared to the first six months 1993, due to restricted barge transportation during the severe cold period, reduced Canadian imports to upstate New York and market share growth in western Pennsylvania and New England, as well as lower refinery production in the Midwest that resulted in increased pipeline transportation of gasoline into the region.

  Costs and expenses for the first six months 1994 were $55.5 million, $3.4 million or 6.5 percent greater than costs and expenses of $52.1 million for the first six months 1993. Increased expenses during the first six months 1994, which were primarily related to the transportation of additional volume, included maintenance services, operating power, payroll, supplies and various accruals for environmental costs.

  Other income (expenses) was a net expense of $12.4 million for the first six months of each of the years 1994 and 1993. Substantially all of other income (expenses) is related to interest expense. Such interest expense for the first six months 1994 was effected by a lower weighted average cost of debt and costs associated with the issuance of an additional $15,000,000 in First Mortgage Notes and the concurrent partial in-substance defeasance of previously issued First Mortgage Notes. See Note 3 to Consolidated Financial Statements.


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  The Partnership's financial condition at June 30, 1994 is highlighted in the following comparative summary:

  Liquidity and Capital Indicators
  ----------------------------------------
                                                    As of
                                          -------------------------
                                          6/30/94          12/31/93
                                          --------         --------
  Current ratio                           1.3 to 1         1.1 to 1
  Ratio of cash and cash equivalents,
   temporary investments and trade
   receivables to current liabilities     1.2 to 1         1.0 to 1
  Working capital (in thousands)          $11,210          $5,709
  Ratio of total debt to total capital    .49 to 1         .50 to 1
  Book value (per Unit)                   $19.72           $19.28


  The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.


  Cash Provided by Operations
  ---------------------------

  For the six months ended June 30, 1994, cash provided by operations of $31.0 million was derived principally from income from continuing operations of $23.8 million, depreciation of $5.6 million and operating working capital changes of $3.2 million. Changes in operating working capital were primarily due to an increase in accrued and other current liabilities. Remaining net cash uses, which amounted to $1.6 million, were largely related to an extraordinary charge on the early extinguishment of debt. See "Debt Obligation and Credit Facilities" below.

  For the six months ended June 30, 1993, cash provided by operations of $31.8 million was derived principally from income from continuing operations of $19.1 million, depreciation of $5.5 million, operating working capital changes of $6.6 million and $0.8 million from increases in other non-current liabilities. Changes in operating working capital were largely due to decreases in trade receivables and increases in accrued and other current liabilities. Remaining net cash uses, which amounted to $0.2 million were the result of minority interest distributions offset by cash from discontinued operations.

  Debt Obligation and Credit Facilities
  -------------------------------------

  At June 30, 1994, the Partnership had $232.0 million in outstanding current and long-term debt representing the First Mortgage Notes of Buckeye. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment. Debt outstanding at June 30, 1994 includes $15 million of additional First Mortgage Notes, Series N, bearing interest at a rate of 7.93 percent which were issued on April 11, 1994 in accordance with an agreement entered into in March 1994. Such current and long-term debt excludes $15 million of 9.72 percent First Mortgage Notes, Series I, due December 1996, which were defeased in-substance with the proceeds of the Series N First Mortgage Notes. In addition, during the first six months of 1994, Buckeye irrevocably deposited $8.0 million with the trustee to be applied to payment of the 9.33 percent First Mortgage Notes, Series G, due December 1994. Comparable deposits during the first six months 1993 aggregated $8.8 million and were applied to payment of the 9.16 percent First Mortgage Notes, Series F, due December 1993.

  The indenture pursuant to which the First Mortgage Notes were issued was amended in March 1994 by a Fourth Supplemental Indenture to permit Buckeye to issue additional First Mortgage Notes under certain circumstances; provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

  The Partnership has established a $15 million unsecured short-term revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At June 30, 1994, there were no outstanding borrowings under these facilities.

  At June 30, 1994, the ratio of total debt to total capital was 49 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


  Capital Expenditures
  --------------------

  At June 30, 1994, approximately 92 percent of total consolidated assets consisted of property, plant and equipment.

  Capital expenditures during the six months ended June 30, 1994 totaled $5.1 million compared to $5.5 million during the six months ended June 30, 1993. During both periods, capital expenditures were paid from internally generated funds.


  Environmental Matters
  ---------------------

  For information concerning the Partnership's environmental matters subsequent to the Partnership's Annual Report on Form 10-K, see Part II - Other Information, Item 1 - Legal Proceedings.

                          Part II - Other Information



  Item 1.   Legal Proceedings
  -------  ------------------

      With respect to legal proceedings arising from the rupture in 1990 of one of the Partnership's pipelines near Freeport, Pennsylvania referred to in Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1993, Buckeye Pipe Line Company, L.P. ("Buckeye") recently entered into discussions with the Pennsylvania Department of Environmental Resources ("DER") and other state agencies concerning the potential settlement of natural resource damage claims and civil penalties that the state agencies have indicated they may assert against Buckeye. Buckeye denies any liability for these claims. These discussions are at a preliminary stage. Buckeye continues to believe that, with respect to the Freeport rupture, its net expense after insurance recoveries will not be material to its financial condition or results of operations.

      Buckeye has been notified by the Michigan Department of Natural Resources ("MDNR") that the MDNR considered Buckeye to be a potentially responsible party ("PRP") under the Michigan Environmental Response Act and the Comprehensive Environmental Response Compensation and Liability Act with respect to certain groundwater contamination alleged to exist in the vicinity of Sable Road, Oakland County, Michigan. In its notification letter, the MDNR asserted that contaminated groundwater plumes had impacted drinking water wells. The MDNR has demanded that Buckeye and two other PRPs develop and implement a MDNR-approved remedial action plan with respect to the contaminated groundwater plumes and reimburse MDNR approximately $1 million in response costs that the MDNR claims to have incurred to date in connection with the site. Buckeye believes that its pipeline in the vicinity of the groundwater plumes has not been a source of groundwater contaminants and that Buckeye has no responsibility with respect to past or future clean-up costs at the site. Buckeye's liability, if any, cannot be estimated at this time.

  Item 6. Exhibits and Reports on Form 8-K
  ------- --------------------------------

  (a)  Exhibits

       11 - Computation of earnings per unit.


  (b)  No reports on Form 8-K were filed during the quarter ended June 30, 1994.

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



                              BUCKEYE PARTNERS, L.P.
                                  (Registrant)

                              By: Buckeye Management Company,
                                   as General Partner



  Dated:  July 19, 1994       By:  /s/ E. R. Varalli
                                   ------------------------------

                                   E. R. Varalli
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer
                                   (Principal Accounting and
                                    Financial Officer)

                               Index to Exhibits
                               -----------------



Exhibit Number    Description                           Page
- - --------------    -----------                           ----

   11             Computation of Earnings Per Unit