Form 10-Q
period 1994-09-30
BUCKEYE PARTNERS L P
filed 1994-10-21
CIK 805022

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q


(Mark One)

   x         Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - -------      Exchange Act of 1934

For the quarterly period ended September 30, 1994 or

- - -------      Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

For the transition period from ---------------- to ----------------

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
                                                           --------------------

                                Not Applicable
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x      No
                                               -------      -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at October 13, 1994
- - -------------------------                       -------------------------------
Limited Partnership Units                               12,016,060 Units

                            BUCKEYE PARTNERS, L. P.

                                     INDEX

                                                                     Page No.
                                                                     --------

Part I.  Financial Information
- - ------------------------------
Item 1.  Consolidated Financial Statements

     Consolidated Statements of Income                                   1
      for the three months and nine months
      ended September 30, 1994 and 1993

     Consolidated Balance Sheets                                         2
      September 30, 1994 and December 31, 1993

     Consolidated Statements of Cash Flows                               3
      for the nine months ended September 30, 1994
      and 1993

     Notes to Financial Statements                                     4-6

Item 2.  Management's Discussion and Analysis                          7-9
          of Financial Condition and Results
          of Operations


Part II.  Other Information
- - ---------------------------

Item 1.  Legal Proceedings                                              10

Item 5.  Other Information                                              10

Item 6.  Exhibits and Reports on Form 8-K                               10


                        Part I - Financial Information

Item 1.     Consolidated Financial Statements
- - ---------------------------------------------


                            Buckeye Partners, L.P.
                       Consolidated Statements of Income
                    (In thousands, except per Unit amounts)
                                  (Unaudited)



  Three Months Ended                                                         Nine Months Ended
     September 30,                                                             September 30,
- - ----------------------                                                     ---------------------
 1994          1993                                                           1994        1993
 ----          ----                                                           ----        ----
$46,574      $44,394        Revenue                                        $138,307     $127,975
- - ------        ------                                                        -------     -------

                            Costs and expenses
 22,417       21,531         Operating expenses                              67,162       62,891
  2,799        2,745         Depreciation and amortization                    8,420        8,251
  2,592        2,491         General and administrative expenses              7,704        7,699
 ------       ------                                                        -------      -------
 27,808       26,767            Total costs and expenses                     83,286       78,841
 ------       ------                                                        -------      -------

 18,766       17,627        Operating income                                 55,021       49,134
 ------       ------                                                        -------      -------

                            Other income (expense)
    417          224         Interest income                                    954          630
 (6,162)      (6,431)        Interest and debt expense                      (18,746)     (19,318)
   (315)        (230)        Minority interest and other                       (726)        (153)
 ------       ------                                                        -------      -------
 (6,060)      (6,437)           Total other income (expense)                (18,518)     (18,841)
 ------       ------                                                        -------      -------

                            Income from continuing operations
 12,706       11,190         before extraordinary charge                     36,503       30,293
      -            -        Loss from discontinued operations                     -         (127)
                            Extraordinary charge on early
      -            -         extinguishment of debt                          (1,569)           -
 ------       ------                                                        -------      -------
$12,706      $11,190        Net income                                     $ 34,934     $ 30,166
 ======       ======                                                        =======      =======

                            Net income allocated to General
$   127      $   112         Partner                                       $    349     $    301

                            Net income allocated to Limited
$12,579      $11,078         Partners                                      $ 34,585     $ 29,865

                            Income allocated to General and
                             Limited Partners per Partnership Unit:

                             Income from continuing operations
$  1.05      $  0.92          before extraordinary charge                  $   3.01     $   2.50
      -            -         Loss from discontinued operations                     -        (0.01)
                             Extraordinary charge on early
      -            -          extinguishment of debt                          (0.13)           -
 ------       ------                                                        -------      -------
$  1.05      $  0.92         Net income                                    $   2.88     $   2.49
 ======       ======                                                        =======      =======

See notes to consolidated financial statements.

                            Buckeye Partners, L.P.
                          Consolidated Balance Sheets
                                (In thousands)



                                            September 30,      December 31,
                                                1994               1993
                                            -------------      ------------
                                             (Unaudited)
Assets

 Current assets
   Cash and cash equivalents                  $ 15,814           $ 22,748
   Temporary investments                         9,550                250
   Trade receivables                            13,940             15,341
   Inventories                                   1,228              1,174
   Prepaids and other current assets             5,190              4,445
                                               -------            -------
    Total current assets                        45,722             43,958

 Property, plant and equiptment, net           498,460            499,075
 Other non-current assets                          360                460
                                               -------            -------
    Total assets                              $544,542           $543,493
                                               =======            =======

Liabilities and partners' capital

 Current liabilities
  Current portion of long-term debt           $  4,000           $ 16,000
  Accounts payable                               1,381              2,562
  Accrued and other current liabilities         24,119             19,687
                                               -------            -------
    Total current liabilities                   29,500             38,249

 Long-term debt                                224,000            224,000
 Minority interests                              2,590              2,492
 Other non-current liabilities                  44,863             45,057
 Commitments and contingent liabilities              -                  -
                                               -------            -------
    Total liabilities                          300,953            309,798
                                               -------            -------

 Partners' capital
  General Partner                                2,436              2,338
  Limited Partners                             241,153            231,357
                                               -------            -------
    Total partners' capital                    243,589            233,695
                                               -------            -------
    Total liabilities and partners' capital   $544,542           $543,493
                                               =======            =======

See notes to consolidated financial statements.

                            Buckeye Partners, L.P.
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           -------------------
                                                             1994       1993
                                                             ----       ----
[S]                                                        [C]        [C]
Cash flows from operating activities:
  Income from continuing operations before
    extraordinary charge                                   $ 36,503   $ 30,293
                                                            -------    -------
  Adjustments to reconcile income to net cash
    provided by operating activities:
      Extraordinary charge on early
        extinguishment of debt                               (1,569)         -
      Depreciation and amortization                           8,420      8,251
      Minority interests                                        356         53
      Distributions to minority interests                      (258)      (453)
      Change in assets and liabilities:
        Trade receivables                                     1,401       (824)
        Inventories                                             (54)       (55)
        Prepaids and other current assets                      (745)    (1,232)
        Accounts payable                                     (1,181)       330
        Accrued and other current liabilities (a)             4,432      3,967
        Other non-current assets                                100          -
        Other non-current liabilities (a)                      (194)       558
                                                            -------    -------
          Total adjustments                                  10,708     10,595
                                                            -------    -------

      Net cash provided by continuing operating activities   47,211     40,888
      Net cash provided by discontinued operations (b)            -        206
                                                            -------    -------

        Net cash provided by operating activities            47,211     41,094
                                                            -------    -------

Cash flows from investing activities:
  Capital expenditures                                       (8,295)    (9,433)
  Proceeds from sales of net assets of discontinued
    operations                                                    -      9,200
  Proceeds from (expenditures for) disposal of
    property, plant and equipment, net                          490     (1,494)
  Purchases of temporary investments, net                    (9,300)      (541)
                                                            -------    -------

        Net cash used in investing activities               (17,105)    (2,268)
                                                            -------    -------

Cash flows from financing activities:
  Capital contribution                                            4          -
  Proceeds from exercise of unit options                        428          -
  Proceeds from issuance of long-term debt                   15,000          -
  Payment of long-term debt                                 (27,000)   (13,125)
  Distributions to Unitholders                              (25,472)   (23,636)
                                                            -------    -------

        Net cash used in financing activities               (37,040)   (36,761)
                                                            -------    -------

Net (decrease) increase in cash and cash equivalents         (6,934)     2,065
Cash and cash equivalents at beginning of period             22,748      9,753
                                                            -------    -------

Cash and cash equivalents at end of period                 $ 15,814   $ 11,818
                                                            =======    =======

Supplemental cash flow information:
      Cash paid during the period for:
        Interest (net of amount capitalized)               $ 19,087   $ 19,647
      Non-cash changes in property, plant and equipment           -        602
(a)   Non-cash changes in accrued and other liabilities           -      2,657
(b)   Non-cash changes in discontinued operations                 -      3,259


See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements of Buckeye Partners, L.P. ( the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1993, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1994 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1994 and 1993. Certain amounts in the consolidated financial statements for 1993 have been reclassified to conform to the current presentation.

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

2.  CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships") in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome to these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition.

Environmental

Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. The total potential remediation costs relating to these clean-up sites cannot be reasonably estimated. With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner believes that the generation, handling and disposal of hazardous substances have been in material compliance with applicable environmental and regulatory requirements. Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws. Although the Partnership has made a provision for certain legal expenses relating to these maters, the General Partner is unable to determine the timing or final outcome of these pending proceedings or of any future claims and proceedings.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Guaranteed Investment Contract

The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the State of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. As a result of the conservatorship proceedings, no payment of principal or interest was made on the maturity date. A Plan of Rehabilitation was approved by the Superior Court of the State of California, and the Rehabilitation Plan was consummated on September 3, 1993. Various policy holders and creditors have, however, appealed certain aspects of the Plan of Rehabilitation, including the priority status of entities such as the Plan which purchased GICs subsequent to January 1, 1989. Pursuant to the Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments through the date of maturity of the contract which will be September 1998. In addition, the Plan is to receive certain additional cash payments, the amounts of which cannot be accurately estimated at this time, over the next five years pursuant to the Plan of Rehabilitation. The timing and amount of payment with respect to the GIC is dependent upon the outcome of the pending appeals as well as clarification of various provisions of the Rehabilitation Plan. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner's present intention is to effectuate its commitment no later than September 1998, the maturity date of the Aurora contract. The costs and expenses of the General Partner's employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agreements. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the above mentioned guarantee.

3.  EARLY EXTINGUISHMENT OF DEBT

In March 1994, Buckeye Pipe Line Company L.P ("Buckeye") entered into an agreement to issue $15 million of additional First Mortgage Notes, Series N, bearing interest at a rate of 7.93 percent. The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete a partial in-substance defeasance of Buckeye's 9.72 percent, Series I, First Mortgage Notes. The funds in the trust will be used solely to satisfy the interest due and principal in the amount of $15 million due at maturity in December 1996. Accordingly, such U.S. Government securities and $15 million of the 9.72 percent, Series I, First Mortgage Notes have been excluded from the September 30, 1994 balance sheet. The debt extinguishment resulted in an extraordinary charge of $1,569,000.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                               General    Limited
                                               Partner    Partners     Total
                                               -------    --------     -----
                                                        (In Thousands)
   Partners' Capital at 12/31/93                $2,338    $231,357    $233,695
   Net Income                                      349      34,585      34,934
   Distributions                                  (255)    (25,217)    (25,472)
   Capital Contribution                              4           -           4
   Exercise of Unit Options                          -         428         428
                                               -------    --------    --------
   Partners' Capital at 9/30/94                 $2,436    $241,153    $243,589
                                               =======    ========    ========

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  ------------------       -----------------
                                   1994        1993         1994         1993
                                   ----        ----         ----         ----
Units outstanding from
 beginning of period            12,137,434  12,121,212   12,121,212  12,121,212
Weighted average number
 of units issued upon
 exercise of unit options                -           -        8,496           -
                                ----------  ----------   ----------  ----------
Weighted average number
 of units outstanding           12,137,434  12,121,212   12,129,708  12,121,212
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

The Partnership has declared a cash distribution of $0.70 per unit payable on November 30, 1994 to unitholders of record on November 8, 1994. The total distribution will amount to approximately $8,496,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
         of Operations
         -------------

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


RESULTS OF OPERATIONS
- - ---------------------

Third Quarter
- - -------------

Revenue for the third quarter 1994 was $46.6 million, $2.2 million or 5.0 percent greater than revenue of $44.4 million for the third quarter 1993. Volume for the third quarter 1994 was 1,020,100 barrels per day, 50,400 barrels per day or 5.2 percent greater than volume of 969,700 barrels per day for the third quarter 1993. Greater volume and revenue for the third quarter 1994 compared with the third quarter 1993 was related to increased gasoline and distillate volume. Distillate volume increased 9 percent over the third quarter last year as favorable heating oil prices encouraged summer inventory building that resulted in increased deliveries throughout much of the Partnership's eastern service area. Gasoline volume increased 6 percent over the third quarter last year primarily due to market share growth in western Pennsylvania, upstate New York and New England.

Costs and expenses for the third quarter 1994 were $27.8 million, $1.0 million or 3.7 percent greater than costs and expenses of $26.8 million for the third quarter 1993. Increased expenses during the third quarter 1994 included payroll, supplies, operating power and property taxes.

Other income (expense), which is the net of non-operating income and expenses, was a net expense of $6.1 million and $6.4 million for the third quarter of the years 1994 and 1993, respectively. Substantially all of other income (expense) is related to interest expense.

First Nine Months
- - -----------------

Revenue for the first nine months 1994 was $138.3 million, $10.3 million or 8.0 percent greater than revenue of $128.0 million for the first nine months 1993. Volume for the first nine months 1994 was 1,028,100 barrels per day, 67,600 barrels per day or 7.0 percent greater than volume of 960,500 barrels per day for the first nine months 1993. Greater revenue during the first nine months 1994 related primarily to increased distillate and gasoline deliveries and the effect of tariff rate increases implemented in August 1993. Distillate volume increased 21 percent over the first nine months last year in response to higher demand for heating fuel during severe weather conditions in most of the Partnership's service area during the first quarter 1994 and a build-up in low sulfur diesel and heating fuel inventories during the second and third quarters 1994, respectively. Gasoline volume increased approximately 5 percent, compared to the first nine months 1993, due to restricted barge transportation during the severe cold period, reduced Canadian imports to upstate New York and market share growth in western Pennsylvania and New England, as well as lower refinery production in the Midwest that resulted in increased pipeline transportation of gasoline into the region.

Costs and expenses for the first nine months 1994 were $83.3 million, $4.4 million or 5.6 percent greater than costs and expenses of $78.9 million for the first nine months 1993. Increased expenses during the first nine months 1994, which were primarily related to the transportation of additional volume, included maintenance services, operating power, payroll, supplies and various accruals for environmental costs.

Other income (expense) was a net expense of $18.5 million and $18.8 million for the first nine months of the years 1994 and 1993, respectively. Substantially all of other income (expense) is related to interest expense. Such interest expense for the first nine months 1994 was affected by a lower weighted average cost of debt and costs associated with the issuance of an additional $15,000,000 in First Mortgage Notes and the concurrent partial in-substance defeasance of previously issued First Mortgage Notes. See Note 3 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Partnership's financial condition at September 30, 1994 is highlighted in the following comparative summary:

Liquidity and Capital Indicators
- - --------------------------------

                                                        As of
                                           -------------------------------
                                           September 30,      December 31,
                                               1994               1993
                                           ------------       ------------
Current ratio                                1.5 to 1           1.1 to 1
Ratio of cash and cash equivalents,
   temporary investments and trade
   receivables to current liabilities        1.3 to 1           1.0 to 1
Working capital (in thousands)               $16,222            $5,709
Ratio of total debt to total capital         .48 to 1           .50 to 1
Book Value (per Unit)                        $20.07             $19.28

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.

Cash Provided by Operations
- - ---------------------------

For the nine months ended September 30, 1994, cash provided by operations of $47.2 million was derived principally from income from continuing operations of $36.5 million, depreciation of $8.4 million and operating working capital changes of $3.9 million. Changes in operating working capital were primarily due to an increase in accrued and other current liabilities. Remaining net cash uses, which amounted to $1.6 million, were largely related to an extraordinary charge on the early extinguishment of debt. See "Debt Obligation and Credit Facilities" below.

For nine months ended September 30, 1993, cash provided by operations of $41.1 million was derived principally from income from continuing operations of $30.3 million, depreciation of $8.3 million, operating working capital changes of $2.2 million and $0.6 million from increases in other non-current liabilities. Changes in operating working capital were largely due to increases in accrued and other current liabilities. Remaining net cash uses, which amounted to $0.3 million were the result of minority interest distributions offset by cash from discontinued operations.

Debt Obligation and Credit Facilities
- - -------------------------------------

At September 30, 1994, the Partnership had $228.0 million in outstanding current and long-term debt representing the First Mortgage Notes of Buckeye. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment. Debt outstanding at September 30, 1994 includes $15 million of additional First Mortgage Notes, Series N, bearing interest at a rate of 7.93 percent which were issued on April 11, 1994 in accordance with an agreement entered into in March 1994. Such current and long-term debt excludes $15 million of 9.72 percent First Mortgage Notes, Series I, due December 1996, which were defeased in-substance with the proceeds of the Series N First Mortgage Notes. In addition, during the first nine months of 1994, Buckeye irrevocably deposited $12.0 million with the trustee to be applied to payment of the 9.33 percent First Mortgage Notes, Series G, due December 1994. Comparable deposits during the first nine months 1993 aggregated $13.1 million and were applied to payment of the 9.16 percent First Mortgage Notes, Series F, due December 1993.

The indenture pursuant to which the First Mortgage Notes were issued was amended in March 1994 by a Fourth Supplemental Indenture to permit Buckeye to issue additional First Mortgage Notes under certain circumstances; provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

The Partnership has established a $15 million unsecured short-term revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At September 30, 1994, there were no outstanding borrowings under these facilities.

At September 30, 1994, the ratio of total debt to total capital was 48 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures
- - --------------------

At September 30, 1994, approximately 92 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 1994 totaled $8.3 million compared to $9.4 million during the nine months ended September 30, 1993. During both periods, capital expenditures were paid from internally generated funds.

Environmental Matters
- - ---------------------

For information concerning the Partnership's environmental matters subsequent to the Partnership's Annual Report on Form 10-K, see Part II - Other Information,
Item 1 - Legal Proceedings and Item 5 - Other Information.

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



                                 BUCKEYE PARTNERS, L.P.
                                     (Registrant)


                                 By:   Buckeye Management Company,
                                        as General Partner


Dated: October 18, 1994          By:   /s/ E. R. Varalli
                                       -------------------------------
                                       E. R. Varalli
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Treasurer
                                       (Principal Accounting and
                                        Financial Officer)

                              INDEX TO EXHIBITS
                              -----------------

Exhibit Number          Description                             Page
- - --------------          -----------                             ----
      11                Computation of Earnings Per Unit

      27                Financial Data Schedule