Form 10-Q
period 1995-03-31
BUCKEYE PARTNERS L P
filed 1995-05-10
CIK 805022

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q

(Mark One)

  x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----
         Exchange Act of 1934


For the quarterly period ended March 31, 1995 or

         Transition report pursuant to Section 13 or 15(d) of the
_____
         Securities Exchange Act of 1934



For the transition period from _______________ to _______________

Commission file number 1-9356


                            BUCKEYE PARTNERS, L.P.
                            ----------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                              23-2432497
- -------------------------------                            --------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                              Identification No.)


   3900 Hamilton Boulevard
        Allentown, PA                                             18103
- -------------------------------                            --------------------
(Address of principal executive                                 (Zip Code)
 offices)


Registrant's telephone number, including area code:            610-770-4000
                                                           --------------------


                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No _____
                                          -----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                       Outstanding at May 1, 1995
- -------------------------                            --------------------------
Limited Partnership Units                                  12,025,910 Units

                            BUCKEYE PARTNERS, L.P.

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information
- ------------------------------

Item 1.  Consolidated Financial Statements


      Consolidated Statements of Income
       for the three months ended March 31,
       1995 and 1994                                                        1


      Consolidated Balance Sheets
       March 31, 1995 and December 31, 1994                                 2


      Consolidated Statements of Cash Flows
       for the three months ended March 31,
       1995 and 1994                                                        3


      Notes to Consolidated Financial Statements                          4-6


Item 2.  Management's Discussion and Analysis                             7-8
          of Financial Condition and Results
          of Operations



Part II. Other Information
- --------------------------


Item 1.  Legal Proceedings                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9

                        Part I - Financial Information


Item 1.  Consolidated Financial Statements
- ------------------------------------------


                            Buckeye Partners, L.P.
                       Consolidated Statements of Income
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1995         1994
                                                        ----         ----
Revenue                                               $44,234      $45,619
                                                       ------       ------
Costs and expenses
  Operating expenses                                   21,954       22,001
  Depreciation and amortization                         2,832        2,812
  General and administrative expenses                   2,604        2,605
                                                       ------       ------
     Total costs and expenses                          27,390       27,418
                                                       ------       ------

Operating income                                       16,844       18,201
                                                       ------       ------

Other income (expenses)
  Interest income                                         211          220
  Interest and debt expense                            (5,443)      (6,445)
  Minority interests and other                           (207)        (192)
                                                       ------       ------
     Total other income (expenses)                     (5,439)      (6,417)
                                                       ------       ------

Income before extraordinary charge                     11,405       11,784
Extraordinary charge on early
 extinguishment of debt                                     -       (1,569)
                                                       ------       ------

Net income                                            $11,405      $10,215
                                                       ======       ======

Net income allocated to General Partner               $   114      $   102

Net income allocated to Limited Partners              $11,291      $10,113

Income allocated to General and Limited
  Partners per Partnership Unit:

  Income before extraordinary charge                  $  0.94      $  0.97
  Extraordinary charge on early
   extinguishment of debt                                   -        (0.13)
                                                       ------       ------

Net income                                            $  0.94      $  0.84
                                                       ======       ======


See notes to consolidated financial statements.

                            Buckeye Partners, L.P.
                          Consolidated Balance Sheets
                                (In thousands)

                                               March 31,      December 31,
                                                 1995            1994
                                              -----------     ------------
                                              (Unaudited)
Assets

  Current assets
    Cash and cash equivalents                    $  8,928       $  6,071
    Temporary investments                           1,000          1,400
    Trade receivables                              13,566         17,057
    Inventories                                     1,410          1,320
    Prepaid and other current assets                5,270          5,474
                                                  -------        -------
      Total current assets                         30,174         31,322

  Property, plant and equipment, net              505,114        503,083
  Other non-current assets                            466            360
                                                  -------        -------

      Total assets                               $535,754       $534,765
                                                  =======        =======

Liabilities and partners' capital

  Current liabilities
    Accounts payable                             $  1,198       $  2,325
    Accrued and other current liabilities          22,171         23,247
                                                  -------        -------
      Total current liabilities                    23,369         25,572


  Long-term debt                                  214,000        214,000
  Minority interests                                2,650          2,616
  Other non-current liabilities                    46,691         46,601
  Commitments and contingent liabilities                -              -
                                                  -------        -------
      Total liabilities                           286,710        288,789
                                                  -------        -------

  Partners' capital
   General Partner                                  2,490          2,460
   Limited Partners                               246,554        243,516
                                                  -------        -------

      Total partners' capital                     249,044        245,976
                                                  -------        -------

      Total liabilities and partners' capital    $535,754       $534,765
                                                  =======        =======

See notes to consolidated financial statements.

                            Buckeye Partners, L.P.
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1995       1994
                                                              ----       ----
Cash flows from operating activities:
  Income before extraordinary charge                        $ 11,405   $ 11,784
                                                             -------    -------
  Adjustments to reconcile income to net cash
   provided by operating activities:
     Extraordinary charge on early
      extinguishment of debt                                       -     (1,569)
     Depreciation and amortization                             2,832      2,812
     Minority interests                                          117        102
     Distributions to minority interests                         (83)       (85)
     Changes in assets and liabilities:
       Temporary investments                                     400        250
       Trade receivables                                       3,491        354
       Inventories                                               (90)        14
       Prepaid and other current assets                          204        438
       Accounts payable                                       (1,127)    (2,028)
       Accrued and other current liabilities                  (1,076)     1,315
       Other non-current assets                                 (106)        54
       Other non-current liabilities                              90         14
                                                             -------    -------
         Total adjustments                                     4,652      1,671
                                                             -------    -------

     Net cash provided by operating activities                16,057     13,455
                                                             -------    -------

Cash flows from investing activities:
  Capital expenditures                                        (4,827)    (1,820)
  Expenditures for disposal of property,
   plant and equipment, net                                      (36)       (29)
                                                             -------    -------

       Net cash used in investing activities                  (4,863)    (1,849)
                                                             -------    -------
Cash flows from financing activities:
  Capital contribution                                             1          -
  Proceeds from exercise of unit options                         158          -
  Proceeds from issuance of long-term debt                         -     15,000
  Payment of long-term debt                                        -    (19,000)
  Distributions to Unitholders                                (8,496)    (8,485)
                                                             -------    -------

       Net cash used in financing activities                  (8,337)   (12,485)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents           2,857       (879)
Cash and cash equivalents at beginning of period               6,071     22,748
                                                             -------    -------

Cash and cash equivalents at end of period                  $  8,928   $ 21,869
                                                             =======    =======

Supplemental cash flow information:
     Cash paid during the period for interest
      (net of amount capitalized)                           $  5,548   $  6,489

See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1994, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform to the current presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.


2. CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships"), in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Buckeye Management Company (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition.


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

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Guaranteed Investment Contract

The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. As a result of the conservatorship proceedings, no payment of principal or interest was made on the maturity date. A Plan of Rehabilitation was approved by the Superior Court of the state of California, and the Rehabilitation Plan was consummated on September 3, 1993. Various policy holders and creditors have, however, appealed certain aspects of the Plan of Rehabilitation, including the priority status of entities such as the Plan which purchased GICs subsequent to January 1, 1989. Pursuant to the Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan is to receive certain additional cash payments, the amounts of which cannot be accurately estimated at this time, through the maturity date of the contract pursuant to the Plan of Rehabilitation. The timing and amount of payment with respect to the GIC is dependent upon the outcome of the pending appeals as well as clarification of various provisions of the Rehabilitation Plan. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner's present intention is to effectuate its commitment no later than September 1998, the maturity date of the Aurora contract. The costs and expenses of the General Partner's employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agreements. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the guarantee.


3. EARLY EXTINGUISHMENT OF DEBT

In March 1994, Buckeye entered into an agreement to issue $15 million of additional First Mortgage Notes, Series N, bearing interest at 7.93 percent. The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $15 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes. In addition, during December 1994, Buckeye purchased approximately $10.7 million of U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $5 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes and $5 million of Buckeye's 11.18 percent, Series J, First Mortgage Notes. The funds placed in trust in 1994 will be used solely to satisfy the interest due and principal amounts of $20 million Series I Notes due December 1996 and $5 million Series J Notes due serially through December 2006. Accordingly, these U.S. Government securities, the Series I First Mortgage Notes and $5 million of the Series J First Mortgage Notes have been excluded from the December 31, 1994 and March 31, 1995 balance sheets. This debt extinguishment resulted in an extraordinary charge of $2,269,000 in 1994, of which $1,569,000 was incurred during the three months ended March 31, 1994.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                    General   Limited
                                    Partner   Partners     Total
                                    -------   --------     -----
                                           (In thousands)
   Partners' Capital - 1/1/95        $2,460   $243,516   $245,976
   Net Income                           114     11,291     11,405
   Distributions                        (85)    (8,411)    (8,496)
   Exercise of unit options and
     capital contributions                1        158        159
                                      -----    -------    -------

   Partners' Capital - 3/31/95       $2,490   $246,554   $249,044
                                      =====    =======    =======

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                                              Three Months Ended
                                                   March 31,
                                         ----------------------------
                                            1995              1994
                                            ----              ----
Units outstanding from
  beginning of period                    12,137,434        12,121,212
Weighted average number
  of units issued upon
  exercise of unit options                    1,688                 -
                                         ----------        ----------

Weighted average number
  of units outstanding                   12,139,122        12,121,212
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

The Partnership has declared a cash distribution of $0.70 per unit payable on May 31, 1995 to unitholders of record on May 8, 1995. The total distribution will amount to approximately $8,503,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
         of Operations
         -------------

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.


RESULTS OF OPERATIONS
- ---------------------

First Quarter
- -------------

Revenue for the first quarter 1995 was $44.2 million or 3.0 percent less than revenue of $45.6 million for the first quarter 1994. Volume for the first quarter 1995 was 1,009,600 barrels per day, 32,600 barrels per day or 3.1 percent less than volume of 1,042,200 barrels per day for the first quarter 1994. Less revenue during the first quarter 1995 related primarily to decreased distillate deliveries. Distillate volume decreased 14.7 percent as compared to first quarter last year as the result of much milder winter weather throughout the Partnership's service area. Temperatures during the winter heating season averaged 9 percent above normal and 16 percent above temperatures encountered during the 1994 heating season. Turbine fuel deliveries increased 6.3 percent over 1994 levels as airline travel increased in connection with improved economic activity and the milder winter conditions this year compared with last year. Gasoline deliveries during the first quarter 1995 were approximately equal to 1994 levels.

Costs and expenses for the first quarter 1995 were equivalent to 1994 costs and expenses. Declines in operating power, outside service and professional fee expense were offset by increases in payroll and supply expense.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $5.4 million for the first quarter of 1995 and $6.4 million for the first quarter of 1994. Interest expense declined by $1.0 million as $26.0 million less debt was outstanding during the quarter. In addition, an extraordinary charge of $1.6 million incurred in connection with a $15.0 million in-substance defeasance during the first quarter 1994 was not incurred during 1995. See Note 3 to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's financial condition at March 31, 1995 is highlighted in the following comparative summary:

Liquidity and Capital Indicators
- --------------------------------

                                                         As of
                                               -------------------------
                                               3/31/95          12/31/94
                                               -------          --------
Current ratio                                  1.3 to 1         1.2 to 1
Ratio of cash and cash equivalents,
  temporary investments and trade
  receivables to current liabilities           1.0 to 1         1.0 to 1
Working capital (in thousands)                 $6,805           $5,750
Ratio of total debt to total capital           .46 to 1         .46 to 1
Book value (per Unit)                          $20.51           $20.27

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.

Cash Provided by Operations
- ---------------------------

For the three months ended March 31, 1995, cash provided by operations of $16.1 million was derived principally from income from continuing operations of $11.4 million, depreciation of $2.8 million and $1.9 million primarily from operating working capital changes.

For the three months ended March 31, 1994, cash provided by operations of $13.5 million was derived principally from income from continuing operations of $11.8 million, depreciation of $2.8 million and operating working capital changes of $0.4 million. Remaining net cash uses, which amounted to $1.5 million, were largely related to an extraordinary charge on the early extinguishment of debt. See "Debt Obligation and Credit Facilities" below.


Debt Obligation and Credit Facilities
- -------------------------------------

At March 31, 1995, the Partnership had $214.0 million in outstanding long-term debt representing the First Mortgage Notes of Buckeye. There was no current debt outstanding. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

The indenture, as amended and pursuant to which the First Mortgage Notes were issued, permits Buckeye, under certain circumstances, to issue additional First Mortgage Notes provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

In March 1994, Buckeye issued $15.0 million of First Mortgage Notes, Series N, bearing interest at 7.93 percent and maturing in December 2010. The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $15 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes due December 1996.

In December 1994, Buckeye completed in-substance defeasances of $5 million of
9.72 percent, Series I, First Mortgage Notes due December 1996 and $5 million of
11.18 percent, Series J, First Mortgage Notes due serially from December 1997 through December 2006.

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At March 31, 1995, there were no outstanding borrowings under these facilities.

At March 31, 1995, the ratio of total debt to total capital was 46 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


Capital Expenditures
- --------------------

At March 31, 1995, approximately 94 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 1995 totaled $4.8 million compared to $1.8 million during the three months ended March 31, 1994. During both periods, capital expenditures were paid from internally generated funds.

                          Part II - Other Information



Item 1.  Legal Proceedings
- --------------------------


For information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits

      11 -  Computation of Earnings Per Unit

      27 -  Financial Data Schedule

(b)   No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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



                                        BUCKEYE PARTNERS, L.P.
                                            (Registrant)

                                        By:  Buckeye Management Company,
                                              as General Partner



Dated:  May 9, 1995                     By:  /s/ E. R. Varalli
                                             ------------------------------

                                             E. R. Varalli
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Accounting and
                                              Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit Number    Description                            Page
- --------------    -----------                            ----
      11          Computation of Earnings Per Unit