Form 10-Q
period 1995-06-30
BUCKEYE PARTNERS L P
filed 1995-07-28
CIK 805022

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q

(Mark One)

  x        Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----      Exchange Act of 1934



For the quarterly period ended June 30, 1995 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at July 13, 1995
- -------------------------                           ----------------------------
Limited Partnership Units                                 12,026,060 Units

                            BUCKEYE PARTNERS, L. P.

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I.    Financial Information
- --------------------------------

Item 1.    Consolidated Financial Statements

      Consolidated Statements of Income                                      1
        for the three months and six months
        ended June 30, 1995 and 1994

      Consolidated Balance Sheets                                            2
        June 30, 1995 and December 31, 1994

      Consolidated Statements of Cash Flows                                  3
        for the six months ended June 30, 1995
        and 1994

      Notes to Financial Statements                                        4-6

Item 2.   Management's Discussion and Analysis                             7-9
           of Financial Condition and Results
           of Operations


Part II.  Other Information
- ---------------------------

Item 1.   Legal Proceedings                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

                        Part I - Financial Information


Item 1.  Consolidated Financial Statements
- ------------------------------------------


                            Buckeye Partners, L.P.
                       Consolidated Statements of Income
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

 Three Months Ended                                               Six Months Ended
      June 30,                                                        June 30,
- --------------------                                            ---------------------
  1995        1994                                                1995         1994
  ----        ----                                                ----         ----

$46,011     $46,114   Revenue                                   $ 90,245     $ 91,733
 ------      ------                                              -------      -------

                      Costs and expenses
 22,700      22,744    Operating expenses                         44,654       44,745
  2,824       2,809    Depreciation and amortization               5,656        5,621
  2,600       2,507    General and administrative expenses         5,204        5,112
 ------      ------                                              -------      -------
 28,124      28,060       Total costs and expenses                55,514       55,478
 ------      ------                                              -------      -------

 17,887      18,054   Operating income                            34,731       36,255
 ------      ------                                              -------      -------

                      Other income (expense)
    267         317    Interest income                               478          537
 (5,397)     (6,139)   Interest and debt expense                 (10,840)     (12,584)
   (222)       (219)   Minority interests and other                 (429)        (411)
 ------      ------                                              -------      -------
 (5,352)     (6,041)      Total other income (expense)           (10,791)     (12,458)
 ------      ------                                              -------      -------

 12,535      12,013   Income before extraordinary charge          23,940       23,797
                      Extraordinary charge on early
      -           -    extinguishment of debt                          -       (1,569)
 ------      ------                                              -------      -------
$12,535     $12,013   Net income                                $ 23,940     $ 22,228
 ======      ======                                              =======      =======

                      Net income allocated to General
$   125     $   120    Partner                                  $    239     $    222

                      Net income allocated to Limited
$12,410     $11,893    Partners                                 $ 23,701     $ 22,006

                      Income allocated to General and
                       Limited Partners per Partnership Unit:

$  1.03     $  0.99   Income before extraordinary charge        $   1.97     $   1.96
                      Extraordinary charge on early
      -           -    extinguishment of debt                          -        (0.13)
 ------      ------                                              -------      -------

$  1.03     $  0.99   Net income                                $   1.97     $   1.83
 ======      ======                                              =======      =======

See notes to consolidated financial statements.

                            Buckeye Partners, L.P.
                          Consolidated Balance Sheets
                                (In thousands)

                                                      June 30,   December 31,
                                                        1995         1994
                                                    -----------  ------------
                                                    (Unaudited)
Assets

 Current assets
  Cash and cash equivalents                          $ 15,461      $  6,071
  Temporary investments                                   594         1,400
  Trade receivables                                    14,071        17,057
  Inventories                                           1,403         1,320
  Prepaid and other current assets                      5,231         5,474
                                                      -------       -------
   Total current assets                                36,760        31,322

 Property, plant and equipment, net                   506,166       503,083
 Other non-current assets                                 466           360
                                                      -------       -------

   Total assets                                      $543,392      $534,765
                                                      =======       =======

Liabilities and partners' capital

 Current liabilities
  Accounts payable                                   $  3,240      $  2,325
  Accrued and other current liabilities                23,666        23,247
                                                      -------       -------
   Total current liabilities                           26,906        25,572

 Long-term debt                                       214,000       214,000
 Minority interests                                     2,694         2,616
 Other non-current liabilities                         46,600        46,601
 Commitments and contingent liabilities                     -             -
                                                      -------       -------
   Total liabilities                                  290,200       288,789
                                                      -------       -------

Partners' capital
 General Partner                                        2,532         2,460
 Limited Partners                                     250,660       243,516
                                                      -------       -------

   Total partners' capital                            253,192       245,976
                                                      -------       -------

   Total liabilities and partners' capital           $543,392      $534,765
                                                      =======       =======


See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1995        1994
                                                             ----        ----
Cash flows from operating activities:
  Income before extraordinary charge                       $ 23,940    $ 23,797
                                                            -------     -------

  Adjustments to reconcile income to net cash
   provided by operating activities:
     Extraordinary charge on early
      extinguishment of debt                                      -      (1,569)
     Depreciation and amortization                            5,656       5,621
     Minority interests                                         248         231
     Distributions to minority interests                       (170)       (173)
     Changes in assets and liabilities:
       Temporary investments                                    806      (8,735)
       Trade receivables                                      2,986        (534)
       Inventories                                              (83)         45
       Prepaid and other current assets                         243         356
       Accounts payable                                         915        (694)
       Accrued and other current liabilities                    419       4,030
       Other non-current assets                                (106)        100
       Other non-current liabilities                             (1)       (239)
                                                            -------     -------
         Total adjustments                                   10,913      (1,561)
                                                            -------     -------

       Net cash provided by operating activities             34,853      22,236
                                                            -------     -------

  Cash flows from investing activities:
    Capital expenditures                                     (8,695)     (5,119)
    Expenditures for disposal of property,
     plant and equipment, net                                   (44)       (605)
                                                            -------     -------

       Net cash used in investing activities                 (8,739)     (5,724)
                                                            -------     -------

  Cash flows from financing activities:
    Capital contribution                                          3           4
    Proceeds from exercise of unit options                      272         428
    Proceeds from issuance of long-term debt                      -      15,000
    Payment of long-term debt                                     -     (23,000)
    Distributions to Unitholders                            (16,999)    (16,975)
                                                            -------     -------

       Net cash used in financing activities                (16,724)    (24,543)
                                                            -------     -------

  Net increase (decrease) in cash and cash equivalents        9,390      (8,031)
  Cash and cash equivalents at beginning of period            6,071      22,748
                                                            -------     -------

  Cash and cash equivalents at end of period               $ 15,461    $ 14,717
                                                            =======     =======

  Supplemental cash flow information:
    Cash paid during the period for interest
     (net of amount capitalized)                           $ 11,016    $ 12,669


See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial state ments of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1994, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995 and the results of operations and cash flows for the three month and six month periods ended June 30, 1995 and 1994. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform to the current presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commis sion, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with gener ally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.


2.   CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships"), in the ordinary course of business, are involved in various claims and legal proceed ings, some of which are covered in whole or in part by insurance. Buckeye Management Company (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition.


Environmental

Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. The total potential reme diation costs relating to these clean-up sites cannot be reasonably estimated. With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of these pending proceedings or of any future claims and proceedings.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Guaranteed Investment Contract

The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effec tive rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments at a rate of
5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan is to receive certain additional cash payments through the maturity date of the contract pursuant to the Plan of Rehabilitation. The timing and amount of these addi tional cash payments cannot be estimated accurately at this time. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner's present intention is to effectuate its commitment no later than September 1998. The costs and ex penses of the General Partner's employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agree ments. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the guarantee.


3.   EARLY EXTINGUISHMENT OF DEBT

In March 1994, Buckeye Pipe Line Company, L.P. ("Buckeye") entered into an agreement to issue $15 million of additional First Mortgage Notes, Series N, bearing interest at 7.93 percent. The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $15 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes. In addi tion, during December 1994, Buckeye purchased approximately $10.7 million of U.S. Government securities. These securities were deposited into an irrevo cable trust to complete an in-substance defeasance of $5 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes and $5 million of Buckeye's 11.18 percent, Series J, First Mortgage Notes. The funds placed in trust in 1994 will be used solely to satisfy the interest due and principal amounts of $20 million Series I Notes due December 1996 and $5 million Series J Notes due serially through December 2006. Accordingly, these U.S. Government securi ties, the Series I First Mortgage Notes and $5 million of the Series J First Mortgage Notes have been excluded from the December 31, 1994 and June 30, 1995 balance sheets. This debt extinguishment resulted in an extraordinary charge of $2,269,000 in 1994, of which $1,569,000 was incurred during the three months ended March 31, 1994.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   PARTNERS' CAPITAL

Partners' capital consists of the following:

                                        General     Limited
                                        Partner     Partners      Total
                                        -------     --------      -----
                                                 (In thousands)
     Partners' Capital - 1/1/95         $2,460      $243,516    $245,976
     Net Income                            239        23,701      23,940
     Distributions                        (170)      (16,829)    (16,999)
     Exercise of unit options and
       capital contributions                 3           272         275
                                         -----       -------     -------
     Partners' Capital - 6/30/95        $2,532      $250,660    $253,192
                                         =====       =======     =======

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                  ----------------------   ----------------------
                                     1995        1994         1995      1994
                                     ----        ----         ----      ----
Units outstanding from
 beginning of period              12,143,191  12,121,212   12,137,434  12,121,212
Weighted average number
 of units issued upon
 exercise of unit options              2,961       9,268        5,203       4,633
                                  ----------  ----------   ----------  ----------

Weighted average number
 of units outstanding             12,146,152  12,130,480   12,142,637  12,125,845
                                  ==========  ==========   ==========  ==========

5.   CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substan tially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Mortgage Note Indenture.

The Partnership has declared a cash distribution of $.70 per unit payable on August 31, 1995 to unitholders of record on August 4, 1995. The total distri bution will amount to approximately $8,503,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
         of Operations
         -------------

The following is a discussion of the liquidity and capital resources and the results of operations of the Partnership for the periods indicated below. Amounts in the Management's Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations unless otherwise indi cated. This discussion should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this report.


RESULTS OF OPERATIONS
- ---------------------

Second Quarter
- --------------

Revenue for the second quarter 1995 was $46.0 million, $0.1 million or 0.2 percent less than revenue of $46.1 million for the second quarter 1994. Volume transported during the second quarter 1995 was 994,900 barrels per day, 27,400 barrels per day or 2.7 percent less than volume of 1,022,300 barrels per day during the second quarter 1994. Both gasoline and distillate volumes fell below second quarter 1994 levels. Gasoline volumes declined by 2.2 per cent while distillate volumes declined by 5.7 percent. The drop in distillate volumes reflects reduced inventory stocking of both heating oil and diesel fuel during the second quarter 1995 as compared to last year. Offsetting these declines were a 2.3 percent increase in turbine fuel shipments to air ports serviced by the Partnership and the favorable impact of certain tariff increases in December 1994 and June 1995.

Costs and expenses for the second quarter 1995 were $28.1 million, equal to costs and expenses for the second quarter 1994. Declines in the use of out side services and declines in casualty loss expense were offset by increases in payroll, payroll overhead and property tax expense.

Other income (expense), which is the net of non-operating income and expenses, was a net expense of $5.4 million for the second quarter 1995 as compared to a net expense of $6.0 million for the second quarter 1994. This decrease reflects a decline in interest expense due to lower debt outstanding this year as compared to last year. Substantially all of other income (expense) is related to interest expense.


First Six Months
- ----------------

Revenue for the first six months 1995 was $90.2 million, $1.5 million or 1.6 percent less than revenue of $91.7 million for the first six months 1994. Volume transported during the first six months 1995 was 1,002,200 barrels per day, 30,000 barrels per day or 2.9 percent less than volume of 1,032,200 barrels per day during the first six months 1994. Declines in revenue and volumes are principally due to an 11.0 percent decrease in distillate volumes transported this year as compared to 1994. Lower distillate volumes reflect the impact of mild winter weather throughout the Partnership's service area during the first quarter 1995 and lower inventory building during the second quarter 1995 as compared to last year. Temperatures during the winter heating season averaged 9 percent above normal and 16 percent above temperatures encountered during the 1994 heating season. Gasoline deliveries were slightly lower than last year. Partially offsetting these declines were a 4.3 percent increase in turbine fuel deliveries as airline travel increased in connection with improved economic activity and mild winter conditions and the favorable impact of certain tariff increases in December 1994 and June 1995.

Costs and expenses for the first six months 1995 were $55.5 million, equal to costs and expenses for the first six months 1994. Declines in the use of out side services and declines in casualty loss expense were offset by increases in payroll, payroll overhead and property tax expense.

Other income (expense) was a net expense of $10.8 million for the first six months 1995 as compared to a net expense of $12.5 million for the first six months 1994. This decrease reflects a decline in interest expense due to lower debt outstanding this year as compared to last year and debt refinancing which occurred early in 1994. Substantially all of other income (expense) is related to interest expense.

The extraordinary charge of $1.6 million incurred during the first quarter 1994 was related to a partial in-substance defeasance of previously issued First Mortgage Notes. See Note 3 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's financial condition at June 30, 1995 is highlighted in the following comparative summary:

Liquidity and Capital Indicators
- --------------------------------

                                                      As of
                                           ----------------------------
                                           6/30/95             12/31/94
                                           -------             --------
Current ratio                              1.4 to 1            1.2 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities        1.1 to 1            1.0 to 1
Working capital (in thousands)             $9,854              $5,750
Ratio of total debt to total capital       .46 to 1            .46 to 1
Book value (per Unit)                      $20.84              $20.27

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations
- ---------------------------

For the six months ended June 30, 1995, cash provided by operations of $34.9 million was derived principally from income from continuing operations of $23.9 million, depreciation of $5.7 million and operating working capital decreases of $5.4 million. Changes in operating working capital were primar ily due to a decrease in temporary investments and trade receivables and an increase in accounts payable. Remaining net cash uses, which amounted to $0.1 million, were related to an increase in non-current assets.

For the six months ended June 30, 1994, cash provided by operations of $22.2 million was derived principally from income from continuing operations of $23.8 million, depreciation of $5.6 million and operating working capital in creases of $5.5 million. Working capital changes included increases in tempo rary investments and accrued and other current liabilities of $8.7 million and $4.0 million, respectively. Remaining net cash uses, which amounted to $1.7 million, were largely related to an extraordinary charge on the extinguishment of debt. See "Debt Obligation and Credit Facilities" below.

Debt Obligation and Credit Facilities
- -------------------------------------

At June 30, 1995, the Partnership had $214.0 million in outstanding long-term debt representing the First Mortgage Notes of Buckeye. There was no current debt outstanding. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

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

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At June 30, 1995, there were no outstanding borrowings under these facilities.

At June 30, 1995, the ratio of total debt to total capital was 46 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


Capital Expenditures
- --------------------

At June 30, 1995, approximately 93 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 1995 totaled $8.7 million compared to $5.1 million during the six months ended June 30, 1994. During both periods, capital expenditures were paid from internally generated funds.


Certain Relationships and Related Transactions
- ----------------------------------------------

On July 18, 1995, the General Partner amended the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), to reflect its agreement to continue to act as general partner of the Partnership until December 23, 2006, a ten-year extension of its current term. In connection therewith, the General Partner, the Partnership and American Financial Group, Inc. (formerly The Penn Central Corporation) amended the Distribution Support, Incentive Compensation and APU Redemption Agreement which provides for incentive compensation payable to the General Partner in the event quarterly or special distributions to Unitholders exceed specified targets. Both amendments were approved on behalf of the Partnership by a special committee of disinterested directors of the General Partner. The foregoing amendments are not expected to have a material effect on the financial condition or results of operations of the Partnership. For further information, see Exhibit 3.1 and Exhibit 10.1 to this Form 10-Q.


Environmental Matters
- ---------------------

For information concerning the Partnership's environmental matters subsequent to the Partnership's Annual Report on Form 10-K, see Part II - Other Information,
Item 1 - Legal Proceedings.

                          Part II - Other Information



Item 1.  Legal Proceedings
- --------------------------

In January 1995, the U.S. Attorney's office in Pittsburgh filed a complaint against Buckeye alleging two misdemeanor violations of environmental laws. In May 1995, Buckeye pleaded guilty and paid a fine of $125,000 in respect of the alleged violation of the strict liability provisions of the Rivers and Harbors Act and reimbursed the government $100,000 towards its costs of the investiga tion of the incident. The government dismissed the charge alleging a viola tion of the Clean Water Act.

For additional information concerning the Partnership's legal proceedings, see
Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits

       3.1 - Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P.

      10.1 - Amendment No. 1 to Distribution Support, Incentive Compensation and APU Redemption Agreement

      11 - Computation of Earnings Per Unit

      27 - Financial Data Schedule

(b)   No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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



                                   BUCKEYE PARTNERS, L.P.
                                        (Registrant)

                                   By:  Buckeye Management Company,
                                         as General Partner



Dated:  July 18, 1995              By:  /s/ E. R. Varalli
                                        --------------------------------

                                        E. R. Varalli
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Treasurer
                                        (Principal Accounting and
                                         Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit Number            Description                                     Page
- --------------            -----------                                     ----

       3.1                Amendment No. 1 to Amended and Restated Agreement of
                          Limited Partnership of Buckeye Partners, L.P.


      10.1                Amendment No. 1 to Distribution Support, Incentive
                          Compensation and APU Redemption Agreement


      11                  Computation of Earnings Per Unit