Form 10-Q
period 1995-09-30
BUCKEYE PARTNERS L P
filed 1995-11-01
CIK 805022

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1995 or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _______________ to _______________

Commission file number 1-9356


                          BUCKEYE PARTNERS, L.P.
          (Exact name of registrant as specified in its charter)


          Delaware                                        23-2432497
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification No.)


    3900 Hamilton Boulevard
        Allentown, PA                                       18103
(Address of principal executive                           (Zip Code)
 offices)


Registrant's telephone number, including area code:      610-770-4000


                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report).

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


         Class                        Outstanding at October 31, 1995
Limited Partnership Units                    12,029,730 Units

                          BUCKEYE PARTNERS, L.P.

                                   INDEX


                                                       Page No.

Part I.   Financial Information


Item 1.   Consolidated Financial Statements


     Consolidated Statements of Income                      1
      for the three months and nine months
      ended September 30, 1995 and 1994


     Consolidated Balance Sheets                            2
      September 30, 1995 and December 31, 1994


     Consolidated Statements of Cash Flows                  3
      for the nine months ended September 30, 1995
      and 1994


     Notes to Financial Statements                        4-6


Item 2.   Management's Discussion and Analysis           7-10
           of Financial Condition and Results
           of Operations



Part II.  Other Information


Item 1.   Legal Proceedings                                11

Item 6.   Exhibits and Reports on Form 8-K                 11

                         Part I - Financial Information


Item 1.     Consolidated Financial Statements


                             Buckeye Partners, L.P.
                        Consolidated Statements of Income
                     (In thousands, except per Unit amounts)
                                   (Unaudited)

 Three Months Ended                                       Nine Months Ended
    September 30,                                           September 30,
  1995      1994                                           1995      1994
$46,195   $46,574   Revenue                              $136,440  $138,307

                    Costs and expenses
 22,732    22,417    Operating expenses                    67,386    67,162
  2,798     2,799    Depreciation and amortization          8,454     8,420
  2,813     2,592    General and administrative expenses    8,017     7,704
 28,343    27,808      Total costs and expenses            83,857    83,286

 17,852    18,766   Operating income                       52,583    55,021

                    Other income (expense)
    227       417    Interest income                          705       954
 (5,413)   (6,162)   Interest and debt expense            (16,253)  (18,746)
   (273)     (315)   Minority interests and other            (702)     (726)
 (5,459)   (6,060)     Total other income (expense)       (16,250)  (18,518)

 12,393    12,706   Income before extraordinary charge     36,333    36,503
                    Extraordinary charge on early
      -         -    extinguishment of debt                     -    (1,569)
$12,393   $12,706   Net income                           $ 36,333  $ 34,934

                    Net income allocated to General
$   124   $   127    Partner                             $    363  $    349

                    Net income allocated to Limited
$12,269   $12,579    Partners                            $ 35,970  $ 34,585

                    Income allocated to General and
                     Ltd. Partners per Partnership Unit:

$  1.02   $  1.05   Income before extraordinary charge   $   2.99  $   3.01
                     Extraordinary charge on early
      -         -     extinguishment of debt                    -     (0.13)

$  1.02   $  1.05    Net income                          $   2.99  $   2.88

See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                        Consolidated Balance Sheets
                              (In thousands)


                                           September 30,  December 31,
                                               1995           1994
                                            (Unaudited)
Assets

 Current assets
  Cash and cash equivalents                   $ 14,801      $  6,071
  Temporary investments                          2,229         1,400
  Trade receivables                             15,392        17,057
  Inventories                                    1,412         1,320
  Prepaid and other current assets               6,102         5,474
   Total current assets                         39,936        31,322

 Property, plant and equipment, net            506,961       503,083
 Other non-current assets                          466           360

   Total assets                               $547,363      $534,765


Liabilities and partners' capital

 Current liabilities
  Accounts payable                            $  1,985      $  2,325
  Accrued and other current liabilities         24,942        23,247
   Total current liabilities                    26,927        25,572

 Long-term debt                                214,000       214,000
 Minority interests                              2,730         2,616
 Other non-current liabilities                  46,522        46,601
 Commitments and contingent liabilities              -             -
   Total liabilities                           290,179       288,789

 Partners' capital
  General Partner                                2,572         2,460
  Limited Partners                             254,612       243,516

   Total partners' capital                     257,184       245,976

   Total liabilities and partners' capital    $547,363      $534,765


See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                   Consolidated Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                              (In thousands)
                                (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      1995      1994
Cash flows from operating activities:
 Income before extraordinary charge                 $ 36,333  $ 36,503

 Adjustments to reconcile income to net cash
  provided by operating activities:
   Extraordinary charge on early
     extinguishment of debt                                -    (1,569)
   Depreciation and amortization                       8,454     8,420
   Minority interests                                    372       356
   Distributions to minority interests                  (258)     (258)
   Changes in assets and liabilities:
     Temporary investments                              (829)   (9,300)
     Trade receivables                                 1,665     1,401
     Inventories                                         (92)      (54)
     Prepaid and other current assets                   (628)     (745)
     Accounts payable                                   (340)   (1,181)
     Accrued and other current liabilities             1,695     4,432
     Other non-current assets                           (106)      100
     Other non-current liabilities                       (79)     (194)
      Total adjustments                                9,854     1,408

     Net cash provided by operating activities        46,187    37,911

Cash flows from investing activities:
 Capital expenditures                                (11,745)   (8,295)
 (Expenditures for) proceeds from disposal
  of property, plant and equipment, net                 (587)      490

     Net cash used in investing activities           (12,332)   (7,805)

Cash flows from financing activities:
 Capital contribution                                      4         4
 Proceeds from exercise of unit options                  373       428
 Proceeds from issuance of long-term debt                  -    15,000
 Payment of long-term debt                                 -   (27,000)
 Distributions to Unitholders                        (25,502)  (25,472)

     Net cash used in financing activities           (25,125)  (37,040)

Net increase (decrease) in cash and
 cash equivalents                                      8,730    (6,934)
Cash and cash equivalents at beginning of period       6,071    22,748

Cash and cash equivalents at end of period          $ 14,801  $ 15,814

Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                       $ 16,466  $ 19,087


See notes to consolidated financial statements.

                          BUCKEYE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1994, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1995 and 1994. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform to the current presentation.

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

                          BUCKEYE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



Guaranteed Investment Contract

The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan is to receive certain additional cash payments through the maturity date of the contract pursuant to the Plan of Rehabilitation. The timing and amount of these additional cash payments cannot be estimated accurately at this time. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner's present intention is to effectuate its commitment no later than September 1998. The costs and expenses of the General Partner's employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agreements. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the guarantee.


3.   EARLY EXTINGUISHMENT OF DEBT

In March 1994, Buckeye Pipe Line Company, L.P. ("Buckeye") entered into an agreement to issue $15 million of additional First Mortgage Notes, Series N, bearing interest at 7.93 percent. The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $15 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes. In addition, during December 1994, Buckeye purchased approximately $10.7 million of U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $5 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes and $5 million of Buckeye's 11.18 percent, Series J, First Mortgage Notes. The funds placed in trust in 1994 will be used solely to satisfy the interest due and principal amounts of $20 million Series I Notes due December 1996 and $5 million Series J Notes due serially through December 2006. Accordingly, these U.S. Government securities, the Series I First Mortgage Notes and $5 million of the Series J First Mortgage Notes, have been excluded from the December 31, 1994 and September 30, 1995 balance sheets. This debt extinguishment resulted in an extraordinary charge of $2,269,000 in 1994, of which $1,569,000 was incurred during the three months ended March 31, 1994.

                          BUCKEYE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



4.   PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General   Limited
                                   Partner   Partners    Total
                                          (In thousands)
  Partners' Capital - 1/1/95       $2,460    $243,516  $245,976
  Net Income                          363      35,970    36,333
  Distributions                      (255)    (25,247)  (25,502)
  Exercise of unit options and
    capital contributions               4         373       377
  Partners' Capital - 9/30/95      $2,572    $254,612  $257,184

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                              1995         1994        1995         1994
Units outstanding from
 beginning of period       12,147,535   12,137,434  12,137,434   12,121,212
Weighted average number
 of units issued upon
 exercise of unit options         443            -       6,984        8,496

Weighted average number
 of units outstanding      12,147,978   12,137,434  12,144,418   12,129,708

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

The Partnership has declared a cash distribution of $.70 per unit payable on November 30, 1995 to unitholders of record on November 10, 1995. The total distribution will amount to approximately $8,506,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


RESULTS OF OPERATIONS

Third Quarter

Revenue for the third quarter 1995 was $46.2 million, $0.4 million or 0.9 percent less than revenue of $46.6 million for the third quarter 1994. Volume transported during the third quarter 1995 was 997,300 barrels per day, 22,800 barrels per day or 2.2 percent less than volume of 1,020,100 barrels per day during the third quarter 1994. Both gasoline and distillate volumes fell below third quarter 1994 levels. Gasoline volumes declined by 4.9 percent, while distillate volumes declined by 3.1 percent. Contributing to the decline in gasoline and distillate deliveries were discrete volume shifts to competing pipelines. The shutdown of a Midwest refinery also had a negative impact on gasoline volumes. Offsetting these declines were a 3.3 percent increase in turbine fuel shipments to airports serviced by the Partnership, the favorable impact of certain tariff increases in December 1994 and June 1995, and the acquisition of new business across Pennsylvania.

Costs and expenses for the third quarter 1995 were $28.3 million, $0.5 million or 1.8 percent greater than costs and expenses of $27.8 million for the third quarter 1994. Increases in expense for payroll overheads, communications and outside services were partially offset by declines in payroll, professional fees, power and casualty loss expenses.

Other income (expense), which is the net of non-operating income and expenses, was a net expense of $5.5 million for the third quarter 1995 as compared to a net expense of $6.1 million for the third quarter 1994. This decrease reflects a decline in interest expense due to lower debt outstanding this year as compared to last year. Substantially all of other income (expense) is related to interest expense.


First Nine Months

Revenue for the first nine months 1995 was $136.4 million, $1.9 million or
1.4 percent less than revenue of $138.3 million for the first nine months 1994. Volume transported during the first nine months 1995 was 1,000,500 barrels per day, 27,600 barrels per day or 2.7 percent less than volume of 1,028,100 barrels per day during the first nine months 1994. Declines in revenue and volumes are principally due to an 8.7 percent decrease in distillate volumes and a 2.7 percent decrease in gasoline volumes transported this year as compared to 1994. Lower distillate volumes reflect the impact of mild winter weather throughout the Partnership's service area during the first quarter 1995 and lower inventory building during the second quarter 1995 as compared to last year. Temperatures during the winter heating season averaged 9 percent above normal and 16 percent above temperatures encountered during the 1994 heating season. Contributing to the decline in distillate and gasoline volumes were some volume shifts to competing pipelines. Gasoline volumes also declined due to the shutdown of a Midwest refinery. Partially offsetting these declines were a 3.9 percent increase in turbine fuel deliveries as airline travel increased in connection with improved economic activity and mild winter conditions, the favorable impact of certain tariff increases in December 1994 and June 1995, and the acquisition of new business across Pennsylvania.

Costs and expenses for the first nine months 1995 were $83.9 million, $0.6 million or 0.7 percent greater than costs and expenses of $83.3 million for the first nine months 1994. Increases in expense for payroll, payroll overhead, property tax, communications and other miscellaneous items were partially offset by declines in outside services, casualty loss and operating power expense.

Other income (expense) was a net expense of $16.3 million for the first nine months 1995 as compared to a net expense of $18.5 million for the first nine months 1994. This decrease reflects a decline in interest expense due to lower debt outstanding this year as compared to last year and debt refinancing which occurred early in 1994. Substantially all of other income (expense) is related to interest expense.

The extraordinary charge of $1.6 million incurred during the first quarter 1994 was related to a partial in-substance defeasance of previously issued First Mortgage Notes. See Note 3 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 1995 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                 As of
                                        9/30/95        12/31/94
Current ratio                           1.5 to 1       1.2 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities     1.2 to 1       1.0 to 1
Working capital (in thousands)          $13,009        $5,750
Ratio of total debt to total capital    .45 to 1       .46 to 1
Book value (per Unit)                   $21.17         $20.27

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the nine months ended September 30, 1995, cash provided by operations of $46.2 million was derived principally from income from continuing operations of $36.3 million, depreciation of $8.5 million and operating working capital decreases of $1.5 million. Sources of cash were primarily due to a decrease in trade receivables and an increase in accrued and other current liabilities, while cash uses included increases in temporary investments and prepaid and other current assets. Remaining net cash uses, which amounted to $0.1 million, were related to an increase in non-current assets.

For the nine months ended September 30, 1994, cash provided by operations of $37.9 million was derived principally from income from continuing operations of $36.5 million, depreciation of $8.4 million and operating working capital increases of $5.4 million. Sources of cash resulted from decreases in trade receivables and increases in accrued and other current liabilities of $1.4 million and $4.4 million, respectively. Cash uses included increases in temporary investments and prepaid and other current assets and a decrease in accounts payable. Remaining net cash uses, which amounted to $1.6 million, were largely related to an extraordinary charge on the extinguishment of debt. See "Debt Obligation and Credit Facilities" below.


Debt Obligation and Credit Facilities

At September 30, 1995, the Partnership had $214.0 million in outstanding long-term debt representing the First Mortgage Notes of Buckeye. There was no current debt outstanding. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

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

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At September 30, 1995, there were no outstanding borrowings under these facilities.

At September 30, 1995, the ratio of total debt to total capital was 45 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


Capital Expenditures

At September 30, 1995, approximately 93 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 1995 totaled $11.7 million compared to $8.3 million during the nine months ended September 30, 1994. During both periods, capital expenditures were paid from internally generated funds.


Certain Relationships and Related Transactions

On July 18, 1995, the General Partner amended the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), to reflect its agreement to continue to act as general partner of the Partnership until December 23, 2006, a ten-year extension of its current term. In connection therewith, the General Partner, the Partnership and American Financial Group, Inc. (formerly The Penn Central Corporation) amended the Distribution Support, Incentive Compensation and APU Redemption Agreement which provides for incentive compensation payable to the General Partner in the event quarterly or special distributions to Unitholders exceed specified targets. Both amendments were approved on behalf of the Partnership by a special committee of disinterested directors of the General Partner. The foregoing amendments are not expected to have a material effect on the financial condition or results of operations of the Partnership. For further information, see Exhibit 3.1 and Exhibit 10.1 of the Partnership's June 30, 1995 Form 10-Q.


Environmental Matters

For information concerning the Partnership's environmental matters subsequent to the Partnership's Annual Report on Form 10-K, see Part II - Other Information, Item 1 - Legal Proceedings.

                        Part II - Other Information




Item 1.   Legal Proceedings

In August 1995, Buckeye reached a settlement agreement with the Pennsylvania Department of Environmental Protection ("DEP") and certain other Pennsylvania state agencies (the "State Agencies") to settle claims asserted by the DEP and the State Agencies for civil penalties and natural resource damages arising from a pipeline petroleum products release that occurred in the vicinity of Freeport, Pennsylvania in March 1990. In return for a release and a dismissal of an action for civil penalties pending before the Pennsylvania Environmental Hearing Board, Buckeye agreed to pay the State Agencies $88,000 in civil penalties and $475,000 in natural resource damages. In addition, Buckeye agreed to pay the Pennsylvania Fish and Boat Commission $22,000 for response costs. Buckeye anticipates that it will be reimbursed by its insurance carriers for the $475,000 payment for natural resource damages and the $22,000 payment for response costs. The settlement is subject to approval by the Environmental Hearing Board.

For additional information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1994.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   -  Computation of Earnings Per Unit

     27   -  Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended September
     30, 1995.

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



Dated:  October 31, 1995      By:  /s/ E. R. Varalli

                                   E. R. Varalli
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer
                                   (Principal Accounting and
                                    Financial Officer)

                             INDEX TO EXHIBITS

Exhibit Number      Description                             Page
     11             Computation of Earnings Per Unit