Form 10-K
period 1995-12-31
BUCKEYE PARTNERS L P
filed 1996-03-28
CIK 805022

                                                                    DRAFT: 2/26

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           (MARK ONE)

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 770-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                      NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                                 WHICH REGISTERED
  -------------------                                                 ------------------------
  LP Units representing limited partnership interests................ New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None
                               (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At March 25, 1996, the aggregate market value of the registrant's LP Units held by non-affiliates was $460 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

  LP Units outstanding as of March 25, 1996: 12,047,230

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
ITEM 1.    BUSINESS....................................................................    1
ITEM 2.    PROPERTIES..................................................................   10
ITEM 3.    LEGAL PROCEEDINGS...........................................................   11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................   13
PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER MATTERS.........   14
ITEM 6.    SELECTED FINANCIAL DATA ....................................................   15
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.................................................................   15
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................   22
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.................................................................   41
PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................   41
ITEM 11.   EXECUTIVE COMPENSATION .....................................................   43
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............   49
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................   50
PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............   53

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

  Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,119 miles of pipeline serving 10 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 271,000 barrels of refined petroleum products.

  The Partnership acquired its interests in the Operating Partnerships from The Penn Central Corporation, now American Financial Group, Inc. ("American Financial"), on December 23, 1986 (the "1986 Acquisition"). The Operating Partnerships (other than Laurel) had been organized by American Financial for purposes of the 1986 Acquisition and succeeded to the operations of predecessor companies owned by American Financial, including Buckeye Pipe Line Company (an Ohio corporation) and its subsidiaries ("Pipe Line"), in November 1986. Laurel was formed in October 1992 and succeeded to the operations of Laurel Pipe Line Company ("Laurel Corp") (an Ohio corporation) which was a majority owned corporate subsidiary of the Partnership until the minority interest was acquired in December 1991.

  Buckeye Management Company (the "General Partner"), a corporation organized in 1986 under the laws of the state of Delaware, owns a 1 percent general partnership interest in, and serves as sole general partner of, the Partnership. A corporate subsidiary of the General Partner, Buckeye Pipe Line Company (a Delaware corporation) (the "Manager"), owns a 1 percent general partnership interest in, and serves as sole general partner and manager of, each Operating Partnership.

  On March 22, 1996, BMC Acquisition Company ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of the General Partner from a subsidiary of American Financial (the "Acquisition"). BAC is owned by Glenmoor Partners, LLP ("Glenmoor"), an investment group led by Alfred W. Martinelli, Chairman of the Board and Chief Executive Officer of the General Partner and including as partners all of the members of senior management of the General Partner, certain managers of the Manager and by the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP") formed for the benefit of employees of the General Partner, the Manager and Glenmoor. Pursuant to a Management Agreement dated March 22, 1996, among Glenmoor, the General Partner and the Manager (the "Glenmoor Management Agreement"), Glenmoor will hire all of the executive officers of the General Partner and the Manager and certain managers of the Manager and provide certain management functions for the General Partner and the Manager following the Acquisition. The executive officers will continue in their capacity as executive officers of the General Partner and the Manager. See "Certain Relationships and Related Transactions."

REFINED PRODUCTS BUSINESS

  The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 1995, refined products accounted for substantially all of the Partnership's consolidated revenues and consolidated operating income.

  The Partnership transported an average of approximately 1,009,800 barrels per day of refined products in 1995. The following table shows the volume and percentage of refined products transported over the last three years.

           VOLUME AND PERCENTAGE OF REFINED PRODUCTS TRANSPORTED(1)
                   (VOLUME IN THOUSANDS OF BARRELS PER DAY)

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1995            1994            1993
                                 --------------- --------------- --------------
                                 VOLUME  PERCENT VOLUME  PERCENT VOLUME PERCENT
                                 ------- ------- ------- ------- ------ -------
Gasoline........................   507.1    50%    526.0    51%  503.6     51%
Jet Fuels.......................   243.9    24     235.5    23   234.1     24
Middle Distillates (2)..........   235.2    24     246.1    24   223.0     23
Other Products..................    23.6     2      21.2     2    20.4      2
                                 -------   ---   -------   ---   -----    ---
Total........................... 1,009.8   100%  1,028.8   100%  981.1    100%
                                 =======   ===   =======   ===   =====    ===

--------
(1) Excludes local product transfers.
(2)  Includes diesel fuel, heating oil, kerosene and other middle distillates.

  The Partnership provides service in the following states: Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut,
Massachusetts, Washington and Florida.

 Pennsylvania--New York--New Jersey

  Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 1,002 miles of pipeline. Refined products are received at Linden, New Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west, through a connection with Laurel, to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York State (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through two lines to John F. Kennedy International and LaGuardia Airports and to commercial bulk terminals at Long Island City and Inwood, New York. The pipeline presently supplies Kennedy, LaGuardia and Newark International airports with substantially all of each airport's jet fuel requirements.

  Laurel transports refined products through a 345-mile pipeline extending westward from five refineries in the Philadelphia area to Pittsburgh, Pennsylvania.

 Indiana--Ohio--Michigan--Illinois

  Buckeye transports refined products through 1,991 miles of pipeline (of which 246 miles are jointly owned with other pipeline companies) in southern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio, through Toledo, Ohio to Detroit, Michigan. Products are received at East Chicago, Indiana; Robinson, Illinois and at the corridor connection points of Detroit, Toledo and Lima. Major areas served include Huntington/Fort Wayne, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

 Other Refined Products Pipelines

  Buckeye serves Connecticut and Massachusetts through 112 miles of pipeline that carry refined products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

  Everglades carries primarily jet fuel on a 37-mile pipeline from Port Everglades, Florida to Hollywood-Ft. Lauderdale International Airport and Miami International Airport.

  Buckeye owns a 14-mile pipeline from Tacoma, Washington to McChord Air Force Base which delivers military jet fuel.

OTHER BUSINESS ACTIVITIES

  BTT provides bulk storage services through leased facilities located in Pittsburgh, Pennsylvania which have the capacity to store up to an aggregate of approximately 271,000 barrels of refined petroleum products. The facility, which is served by Buckeye and Laurel, provides bulk storage and loading facilities for shippers or other customers.

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

  In 1995, the Operating Partnerships had approximately 105 customers, most of which were either major integrated oil companies or smaller marketing companies. The largest two customers accounted for 7.7 percent and 6.7 percent, respectively, of consolidated revenues, while the 20 largest customers accounted for 77.6 percent of consolidated revenues.

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

  Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. In past years, a significant quantity of domestic refining capacity has been shut down. To date, the aggregate impact of these shut-downs has affected the Operating Partnerships' volumes favorably, as these shut-downs have resulted in the transportation of product over longer distances to certain locations. Because the Operating Partnerships' pipelines have numerous source points, the General Partner does not believe that the shut-down of any particular refinery would have a material adverse effect on the Partnership. However, the General Partner is unable to determine whether additional shut-downs will occur or what their effects might be.

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

  Neither the Partnership nor any of the Operating Partnerships have any employees. All of the operations of the Operating Partnerships are managed and operated by employees of the Manager. At December 31, 1995, the Manager had 594 full-time employees, 168 of whom were represented by two labor unions. The collective bargaining agreement with each of these unions is subject to renewal in 1996. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

CAPITAL EXPENDITURES

  The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 1995, total capital expenditures were $17.4 million. Projected capital expenditures for 1996 amount to $14.3 million. Planned capital expenditures in 1996 include, among other things, renewal and replacement of several tank floors, roofs and seals, installation of new metering systems and field instrumentation and various facility improvements that facilitate increased pipeline volumes. Although projected 1996 capital expenditures are expected to decline, capital expenditures are expected to increase over time primarily in response to increasingly rigorous governmental safety and environmental requirements as well as industry standards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

REGULATION

 General

  Buckeye is an interstate common carrier subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and non-discriminatory. FERC regulation also enforces common carrier obligations and specifies a uniform system of accounts. In addition, Buckeye, and the other Operating Partnerships, are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

  The Operating Partnerships are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety.

 Tariffs

  FERC has jurisdiction over Buckeye's interstate tariffs. In July 1988, in the midst of a rate proceeding involving Buckeye, FERC issued an order that provided Buckeye with the opportunity to qualify for an unspecified alternative form of "light-handed" rate regulation if Buckeye could establish that it lacked significant market power. On December 31, 1990, after extensive testimony and hearings, FERC issued an opinion which found that in most of its relevant market areas, Buckeye operated in a competitive environment in which it could not exercise significant market power and that Buckeye's tariff rates in those markets were just and reasonable. Based on these findings, FERC permitted Buckeye to implement a "light-handed" rate regulation program on an experimental basis for three years beginning in March 1991. Under the program, in markets where Buckeye does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15 percent over any two-year period (the "rate cap"), and (b) will be allowed to become effective without suspension or investigation if they do not exceed a "trigger" equal to the change in the GDP implicit price deflator since the date on which the individual rate was last increased, plus 2 percent. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume weighted average rate increase in markets where Buckeye does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume weighted average rate decrease in markets where Buckeye does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye's rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the experimental program, that the proposed rates are unduly discriminatory, or that Buckeye has acquired significant market power in markets previously found to be competitive.

  In October 1992, the Energy Policy Act of 1992 (the "Policy Act") was enacted. Title XVIII of the Policy Act, "Oil Pipeline Regulatory Reform," provided, among other things, that certain tariff rates that were in effect on October 25, 1991 were deemed "just and reasonable, " and that FERC was directed by October 24, 1993 to promulgate a rule establishing a simplified and generally applicable ratemaking methodology for oil pipelines. FERC was also directed to issue a rule streamlining certain procedural aspects of its proceedings.

  On October 22, 1993, FERC issued a final rule pursuant to the Policy Act with respect to rate regulation of oil pipelines. The rule relies primarily on an index methodology, whereby a pipeline would be allowed to change its rates in accordance with an index that FERC believes reflects cost changes appropriate for application to pipeline rates. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. In addition, the rule provides for the rights of both pipelines and shippers to demonstrate that the index should not apply to an individual pipeline's rates in light of the pipeline's costs. The final rule became effective on January 1, 1995.

   On October 26, 1994, Buckeye filed a motion that requested FERC to permit Buckeye to continue its existing "experimental" rate program indefinitely, as an exception to the generic oil pipeline rate regulations. On December 6, 1994, FERC issued an order granting that motion and extended the operation of Buckeye's rate program indefinitely, commencing January 1, 1995. The Buckeye rate program will be subject to reevaluation at the same time FERC reviews the index selected in the generic oil pipeline regulations, currently scheduled to occur five years after the effective date of the generic rules. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

 Environmental Matters

  The Operating Partnerships are subject to federal and state laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Partnerships comply in all material respects with applicable environmental regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Operating Partnerships, could result in substantial costs and liabilities to the Partnership. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Environmental Matters."

  The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws which may impose additional regulatory burdens on the Partnership.

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

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Disposal of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business could subject the Operating Partnerships to the requirements of these statutes. As a result, to the extent hydrocarbons or other petroleum waste may have been released or disposed of in the past, the Operating Partnerships may in the future be required to remedy contaminated property. Governmental authorities such as the Environmental Protection Agency ("EPA"), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Partnerships may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Partnerships may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

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

  In connection with the 1986 Acquisition, Pipe Line obtained an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection and Energy ("NJDEPE") under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") for all six of Pipe Line's facilities in New Jersey. The ACO permitted the 1986 Acquisition to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental contamination at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership, and the costs of compliance have been and will continue to be paid by American Financial. Through December 1995, Buckeye's costs of approximately $2,516,000 have been funded by American Financial.

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

  The Pipeline Safety Reauthorization Act of 1988 required increased coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. In 1990, the Manager initiated a random drug testing program to comply with the regulations promulgated by the Office of Pipeline Safety, DOT, and in January 1995, the Manager instituted a program to comply with new DOT regulations that require alcohol testing of certain pipeline personnel.

  HLPSA requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in environmentally sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Significant expenses would be incurred if, for instance, additional valves were required, if leak detection standards were amended to exceed the current control system capabilities of the Operating Partnerships or additional integrity testing of pipeline facilities were to be required. The General Partner believes that the Operating Partnerships' operations comply in all material respects with HLPSA. However, the industry, including the Partnership, could be required to incur substantial additional capital expenditures and increased operating costs depending upon the requirements of final regulations issued by DOT pursuant to HLPSA, as amended.

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

  In connection with the Acquisition, the existing demand notes in an aggregate principal amount of $28,000,000 (the "Demand Notes") issued by a subsidiary of American Financial and payable to the General Partner were cancelled. In addition, promissory notes in the same amount (the "Inter-company Notes") issued by the General Partner and payable to the Manager were cancelled. At the Acquisition closing, BAC contributed approximately $5.8 million to the capital of the General Partner and the General Partner issued to the Manager a $5 million demand note. In accordance with the Amended and Restated Agreement of Limited Partnership, dated December 12, 1986, as amended (the "Partnership Agreement"), the Partnership has received an opinion of counsel that neither the cancellation of the Demand Notes or the Inter-company Notes, nor the declaration or making of any dividend, distribution or other payment in respect of the capital stock of the General Partner or the Manager (a "Restricted Payment") after such cancellation would result in the classification of the Partnership or any Operating Partnership as an association taxable as a corporation for federal income tax purposes. The opinion of counsel assumed, among other things, that after giving effect to the cancellation of the Demand Notes and the Inter-company Notes, and the payment of any Restricted Payment, the General Partner and the Manager will have a net worth of at least $5,000,000 without regard to any investment in the Partnership or the Operating Partnerships, which amount could be reached by creditors. The form of the opinion of counsel was approved by a special committee of disinterested directors of the General Partner consisting of William C. Pierce (Chairman), A. Leon Fergenson and Edward F. Kosnik, acting on behalf of the Partnership.

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

  Under the Code, net income from publicly traded partnerships is not treated as passive income for purposes of the passive loss rule, but is treated as non-passive income. Net losses and credits attributable to an interest in a publicly traded partnership are not allowed to offset a partner's other income. Thus, a Unitholder's proportionate share of the Partnership's net losses may be used to offset only Partnership net income from its trade or business in succeeding taxable years or, upon a complete disposition of a Unitholder's interest in the Partnership to an unrelated person in a fully taxable transaction, may be used to (i) offset gain recognized upon the disposition, and (ii) then against all other income of the Unitholder. In effect, net losses are suspended and carried forward indefinitely until utilized to offset net income of the Partnership from its trade or business or allowed upon the complete disposition to an unrelated person in a fully taxable transaction of a Unitholder's interest in the Partnership. A Unitholder's share of Partnership net income may not be offset by passive activity losses generated by other passive activities. In addition, a Unitholder's proportionate share of the Partnership's portfolio income, including portfolio income arising from the investment of the Partnership's working capital, is not treated as income from a passive activity and may not be offset by such Unitholder's share of net losses of the Partnership.

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

 Unrelated Business Taxable Income

  Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income and each such entity must file a tax return for each year in which it has more than $1,000 of gross income from unrelated business activities. The General Partner believes that substantially all of the Partnership's gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity's share of the Partnership's deductions directly connected with carrying on such unrelated trade or business are allowed in computing the entity's taxable unrelated business income. ACCORDINGLY, INVESTMENT IN THE PARTNERSHIP BY TAX-EXEMPT ENTITIES SUCH AS INDIVIDUAL RETIREMENT ACCOUNTS, PENSION PLANS AND CHARITABLE TRUSTS MAY NOT BE ADVISABLE.

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

ITEM 2. PROPERTIES

  As of December 31, 1995, the principal facilities of the Operating Partnerships included 3,501 miles of 6-inch to 24-inch diameter pipeline, 37 pumping stations, 102 delivery points and various sized tanks having an aggregate capacity of approximately 9.7 million barrels.

  The Operating Partnerships own substantially all of their facilities subject, in the case of Buckeye, to a mortgage and security interest granted to secure payment of the outstanding balance of Buckeye's First Mortgage Notes due serially through 2010. See Note 8 to Consolidated Financial Statements of Buckeye Partners, L.P. In addition, certain portions of Buckeye's pipeline in Connecticut and Massachusetts are subject to security interests in favor of the owners of the right-of-way to secure future lease payments.

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

  Following the release, various agencies and departments of both the federal and state governments, including the United States Department of Justice, the Pennsylvania Office of Attorney General, the Pennsylvania Department of Environmental Resources ("DER") , the Pennsylvania Department of Transportation, EPA, the National Transportation Safety Board, and DOT, commenced investigations into the circumstances of the pipeline rupture. In January 1995, the U.S. Attorney's office in Pittsburgh filed a complaint against Buckeye alleging two misdemeanor violations of environmental laws. In May 1995, Buckeye pleaded guilty and paid a fine of $125,000 in respect of the alleged violation of the strict liability provisions of the Rivers and Harbors Act and reimbursed the government $100,000 towards its costs of the investigation of the incident. The government dismissed the charge alleging a violation of the Clean Water Act. Also in January 1995, the DER filed a complaint for civil penalties with the Commonwealth of Pennsylvania Environmental Hearing Board based on alleged violations by Buckeye of various state strict liability environmental laws. The DER, acting as trustee for various Pennsylvania environmental agencies, also asserted natural resource damage claims against Buckeye arising from the pipeline rupture. In August 1995, Buckeye reached a settlement agreement with the DER concerning the civil penalty and natural resource damage claims. In return for a release and dismissal of action for civil penalties, Buckeye agreed to pay the state agencies $88,000 in civil penalties and $475,000 in natural resource damages. In addition, Buckeye agreed to pay the Pennsylvania Fish and Boat Commission $22,000 for response costs. Buckeye was reimbursed by its insurance carriers for the $475,000 payment for natural resource damages and the $22,000 payment for response costs.

  In addition to the above governmental proceedings, eight civil class actions against the Partnership, Buckeye and certain affiliates were filed in four Pennsylvania counties. Plaintiffs in these lawsuits seek both injunctive and monetary relief, including punitive damages and attorneys' fees, based on a number of legal theories. The parties have consolidated these actions in a single class action in the Court of Common Pleas for Allegheny County, Pennsylvania, but the proposed class has not yet been certified and there has been no significant activity in the case. At this time, it is not possible to predict the likely outcome of such case. The consolidated class action is the only remaining proceeding arising from the pipeline rupture. Buckeye believes that it has meritorious defense to the consolidated class action complaint but its potential liability, if any, related to this matter cannot be estimated at this time.

  Buckeye maintains insurance in amounts believed by the General Partner to be adequate covering certain liabilities and claims arising out of pipeline accidents above a self-insured retention amount. The insurance is written generally on an indemnity basis, which requires Buckeye to seek reimbursement from its carriers for covered claims after paying such claims directly. The insurance carriers are reimbursing Buckeye for covered claims arising from the Freeport incident subject to the terms of the policy.

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

  In July 1986, Buckeye was named as one of several PRPs for the Whitmoyer Laboratories site in Myerstown, Pennsylvania. Buckeye previously owned part of the site and sold it to a purchaser now believed to be primarily responsible for the reported substantial chemical contamination at the site. Without knowledge of the contamination, Buckeye subsequently repurchased a small portion of the site on which it constructed a pumping station. After completion of a remedial investigation and feasibility study and consideration of proposed remediation plans, EPA issued two Records of Decision in December 1990 proposing a clean-up estimated to cost approximately $125 million. In 1992, EPA entered into a Consent Decree with the two PRPs that were former owners of Whitmoyer Laboratories. These PRPs agreed to assume the cost of clean-up at the site, and to reimburse EPA for future response costs and a portion of its past response costs. These two PRPs have instituted suit against each other to determine their relative responsibility for the Whitmoyer Laboratories site clean-up. One of the PRPs served a third-party complaint against Buckeye for the stated purpose of tolling the statute of limitations to preserve its rights, if any, against Buckeye. Buckeye subsequently settled the third-party complaint that had been filed against it. In consideration of mutual releases and the PRP's agreement to cleanup Buckeye's portion of the site, Buckeye agreed to remove its booster pump station, to reroute its pipeline around the site and to reimburse the PRP for the cost of removing the original pipeline, if such removal is required by EPA. Buckeye estimates at this time that the costs of complying with the terms of the settlement agreement will be between $1 million and $2 million. Buckeye has not entered into any agreements with the EPA or the other PRP involved at the site, and Buckeye has not waived any rights to recover for any claim arising out of the PRP's activities at the site or any claims brought by any governmental agency or third party based upon environmental conditions at the site. In the event that claims were asserted by any party in connection with the site, Buckeye believes that it would have meritorious defenses, but its potential liability, if any, related to such claims, cannot be estimated at this time.

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

  In July 1994, Buckeye was named as a defendant in an action filed by the Michigan Department of Natural Resources in Circuit Court, Oakland County, Michigan. The complaint also names three individuals and three other corporations as defendants. The complaint alleges that under the Michigan Environmental Response Act, the Michigan Water Resource Commission Act and the Leaking Underground Storage Tank Act, the defendants are liable to the state of Michigan for remediation expenses in connection with alleged groundwater contamination in the vicinity of Sable Road, Oakland County, Michigan. The complaint asserts that contaminated groundwater has infiltrated drinking water wells in the area. The complaint seeks past response costs in the amount of approximately $1.2 million and a declaratory judgment that the defendants are liable for future response costs and remedial activities at the site. Buckeye believes that its pipeline in the vicinity of the contaminated groundwater has not been a source of the contaminants and that Buckeye has no responsibility with respect to past or future clean-up costs at the site. The litigation is presently in the discovery phase. Although the cost of the ultimate remediation cannot be determined at this time, Buckeye expects that its liability, if any, will not be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER MATTERS

  The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. The high and low sales prices of the LP Units in 1995 and 1994, as reported on the New York Stock Exchange Composite Tape, were as follows:

                                                         1995          1994
                                                     ------------- -------------
QUARTER                                               HIGH   LOW    HIGH   LOW
-------                                              ------ ------ ------ ------
First............................................... 37     32        41  35 1/2
Second.............................................. 36     30     39 1/4 35 1/4
Third............................................... 36 1/4 33 7/8 37 3/4 35 1/2
Fourth.............................................. 36 3/4 33 5/8 37 1/2 30 7/8

  During the months of December 1995 and January 1996, the Partnership gathered tax information from its known LP Unitholders and from brokers/nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 18,000.

  Cash distributions paid quarterly during 1994 and 1995 were as follows:

RECORD DATE                                      PAYMENT DATE    AMOUNT PER UNIT
-----------                                      ------------    ---------------
February 8, 1994............................. February 28, 1994       $0.70
May 6, 1994.................................. May 31, 1994            $0.70
August 8, 1994............................... August 31, 1994         $0.70
November 8, 1994............................. November 30, 1994       $0.70
February 10, 1995............................ February 28, 1995       $0.70
May 8, 1995.................................. May 31, 1995            $0.70
August 4, 1995............................... August 31, 1995         $0.70
November 10, 1995............................ November 30, 1995       $0.70

  In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

  On February 9, 1996, the Partnership announced a quarterly distribution of $0.75 per LP Unit payable on February 29, 1996.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1995     1994     1993     1992     1991
                                   -------- -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Income Statement Data:
  Revenue......................... $183,462 $186,338 $175,495 $163,064 $151,828
  Depreciation and amortization...   11,202   11,203   11,002   10,745   10,092
  Operating income................   71,504   72,481   66,851   63,236   58,452
  Interest and debt expense.......   21,710   24,931   25,871   27,452   27,502
  Income from continuing opera-
   tions before extraordinary
   charge and cumulative effect of
   change in accounting princi-
   ple............................   49,840   48,086   41,654   34,546   30,465
  Net income......................   49,840   45,817   39,366    9,002   30,465
  Income per Unit from continuing
   operations before extraordinary
   charge and cumulative effect of
   change in accounting princi-
   ple............................     4.10     3.96     3.44     2.85     2.51
  Net income per Unit.............     4.10     3.77     3.25     0.74     2.51
  Distributions per Unit..........     2.80     2.80     2.60     2.60     2.60

                                                    DECEMBER 31,
                                    --------------------------------------------
                                      1995     1994     1993     1992     1991
                                    -------- -------- -------- -------- --------
                                                   (IN THOUSANDS)
Balance Sheet Data:
  Total assets..................... $552,646 $534,765 $543,493 $533,143 $545,281
  Long-term debt...................  214,000  214,000  224,000  225,000  242,500
  General Partner's capital........    2,622    2,460    2,338    2,259    2,521
  Limited Partners' capital........  259,563  243,516  231,357  223,585  249,533


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

 1995 Compared With 1994

  Revenue for the year ended December 31, 1995 was $183.5 million, $2.8 million or 1.5 percent less than revenue of $186.3 million for 1994. Volume delivered during 1995 averaged 1,009,800 barrels per day, 19,000 barrels per day or 1.8 percent less than volume of 1,028,800 barrels per day delivered in 1994. The decline in 1995 revenue was related to decreases in gasoline and distillate deliveries, offset somewhat by increases in turbine fuel deliveries and the effect of tariff rate increases. See "Tariff Changes". Gasoline volumes declined as several competitive pipeline systems marginally expanded their capacity in 1995 resulting in some volume shifting to these systems. In addition, a Midwest refinery shutdown contributed to the decline. These declines in gasoline volume were somewhat offset by increased market share in Pennsylvania through the addition of a significant new customer during 1995. The distillate volume decline was primarily related to warmer weather throughout the Northeast in the first quarter of 1995. Marketers also opted to keep inventories at low levels, unlike the prior year when extensive summer inventory building occurred. The Midwest refinery closure also contributed to the decline in distillate volumes. Meanwhile, turbine fuel deliveries increased as both airline passenger and cargo traffic improved in the Partnership's market areas during 1995. Volume increases occurred at several major airport locations.

  Costs and expenses during 1995 were $112.0 million, $1.9 million or 1.7 percent less than costs and expenses of $113.9 million during 1994. Declines in the use of outside services and power, along with declines in casualty loss expense, were partially offset by increases in payroll and employee benefit expenses.

  Other income (expenses) consist of interest income, interest and debt expense, and minority interests and other. The partial repayment and refinancing of debt at lower interest rates in 1994 resulted in an interest expense decline of $3.2 million in 1995.

 1994 Compared With 1993

  Revenue for the year ended December 31, 1994 was $186.3 million, $10.8 million or 6.2 percent greater than revenue of $175.5 million for 1993. Volume delivered during 1994 averaged 1,028,800 barrels per day, 47,700 barrels per day or 4.9 percent greater than volume of 981,100 barrels per day delivered in 1993. Greater revenue in 1994 was related to increased gasoline and distillate deliveries and to the effect of tariff rate increases. See "Tariff Changes". Gasoline volumes increased primarily due to higher end-use demand in response to continued economic recovery and moderate growth in market share. Higher distillate shipments were the result of increased demand due to colder weather early in the year and the effect of carrying two distillate inventories, both high and low sulfur product, as required by Clean Air Act regulations that became effective in October 1993. Turbine fuel shipments increased slightly due to market demand growth at major airports.

  Costs and expenses during 1994 were $113.9 million, $5.3 million or 4.9 percent greater than costs and expenses of $108.6 million during 1993. Categories of increased expenses included payroll and employee benefits, maintenance services, power, supplies and casualty loss. A significant portion of these increased expenses were directly related to the transportation of additional volume. In addition, costs incurred in connection with environmental remediation activities were $2.9 million greater than the prior year. See "Environmental Matters."

  Other income (expenses) consist of interest income, interest and debt expense, and minority interests and other. Net reductions in debt, plus refinancing of debt at lower interest rates, resulted in a decline in interest expense of $0.9 million from 1993 levels.

 Tariff Changes

  In each of the years 1995, 1994 and 1993, certain of the Operating Partnerships filed increases in certain tariff rates. The increases, at the time of filing, were projected to generate approximately $4.0 million, $0.4 million and $1.5 million in additional revenue per year, respectively. Tariff increases filed in 1995 became effective on May 1 and June 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Partnership's financial condition at December 31, 1995, 1994 and 1993 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                      1995     1994     1993
                                                    -------- -------- --------
Current ratio...................................... 1.7 to 1 1.2 to 1 1.1 to 1
Ratio of cash and temporary investments and trade
 receivables to current liabilities................ 1.3 to 1 1.0 to 1 1.0 to 1
Working capital (in thousands)..................... $ 16,814 $  5,750 $  5,709
Ratio of total debt to total capital............... .45 to 1 .46 to 1 .50 to 1
Book value (per Unit).............................. $  21.58 $  20.27 $  19.28

 Cash Provided by Operations

  During 1995, cash provided by operations of $61.8 million was derived principally from $61.0 million of income from operations before depreciation. Changes in current assets and current liabilities resulted in a net cash use of $0.9 million. Increases in prepaid and other current assets and declines in temporary investments and trade receivables account for the majority of the change. Remaining cash sources, totaling $1.7 million, were primarily related to increases in other non-current liabilities.

  During 1994, cash provided by operations of $58.1 million was derived principally from $59.3 million of income from continuing operations before an extraordinary charge and before depreciation. Changes in current assets and current liabilities resulted in a net cash use of $0.7 million. Increases in accrued and other current liabilities, trade receivables, temporary investments and prepaid and other current assets account for the majority of the change. Remaining cash uses, totaling $0.5 million, were related to an extraordinary charge on early extinguishment of debt of $2.3 million, changes in minority interests and changes in other non-current liabilities.

  During 1993, cash provided by operations of $52.9 million was derived principally from $52.7 million of income from continuing operations before an extraordinary charge and before depreciation. Changes in current assets and current liabilities resulted in a net source of $3.7 million. Operating working capital changes relate to a decrease in trade receivables and an increase in accrued and other current liabilities. Remaining cash uses, totaling $3.5 million, were related to an extraordinary charge on early extinguishment of debt of $2.2 million and changes in minority interests and other non-current liabilities.

 Debt Obligation and Credit Facilities

  The indenture pursuant to which the First Mortgage Notes were issued (the "Mortgage Note Indenture") was amended in March 1994 by a Fourth Supplemental Indenture to permit Buckeye to issue additional First Mortgage Notes from time to time under certain circumstances so long as the aggregate principal amount of First Mortgage Notes outstanding after any such issuance does not exceed $275 million.

  At December 31, 1995, the Partnership had $214.0 million in outstanding current and long-term debt. The debt represents the First Mortgage Notes of Buckeye. This amount excludes $25.0 million of First Mortgage Notes scheduled to mature after December 31, 1995 which had previously been retired by in-substance defeasance. The First Mortgage Notes are collateralized by substantially all of Buckeye's currently existing and after acquired property, plant and equipment. During 1995, the Partnership did not make any payments of principal on the First Mortgage Notes as no payments were required due to prior in-substance defeasances.

  At December 31, 1994, the Partnership had $214.0 million in outstanding current and long-term debt represented by the First Mortgage Notes of Buckeye. This amount does not include $45.0 million in First Mortgage Notes which have been retired by in-substance defeasance. The First Mortgage Notes are collateralized by substantially all of Buckeye's currently existing and after acquired property, plant and equipment. Debt outstanding at December 31, 1994 includes $15 million of additional First Mortgage Notes, Series N, bearing interest at a rate of 7.93 percent. The First Mortgage Notes, Series N, were issued on April 11, 1994 and are due December 2010. Current and long-term debt excludes $20 million of 9.72 percent First Mortgage Notes, Series I, due December 1996, which were retired by an in-substance defeasance with the proceeds of the Series N First Mortgage Notes and an additional defeasance of $5 million in December 1994. Also excluded from long-term debt is $5 million of 11.18 percent First Mortgage Notes, Series J, which were retired by an in-substance defeasance in December 1994. Total debt due beyond 1994 that was retired by an in-substance defeasance during 1994 amounted to $25 million with total new debt issued during 1994 of $15.0 million. During 1994, the Partnership also paid $16 million of principal on the First Mortgage Notes, Series G, that became due in December 1994.

  At December 31, 1993, the Partnership had $240.0 million in outstanding current and long-term debt represented by the First Mortgage Notes of Buckeye which does not include $20.0 million in First Mortgage Notes which had previously been retired by in-substance defeasance. Debt outstanding at 1993 year-end included $35 million of additional First Mortgage Notes (Series K, L and M) bearing interest rates from 7.11 percent to 7.19 percent which were issued on January 7, 1994 in accordance with an agreement entered into on December 31, 1993 and excluded $20 million of 9.50 percent First Mortgage Notes, Series H, due December 1995 that were retired by an in-substance defeasance with a portion of the proceeds from such additional First Mortgage Notes. During 1993, the Partnership paid $17.5 million of principal on the First Mortgage Notes, Series F, that became due in December 1993. In December 1993, Buckeye entered into an agreement with the purchaser of the $35 million of additional First Mortgage Notes which permitted Buckeye, under certain circumstances, to issue up to $40 million of additional First Mortgage Notes to such purchaser. At December 31, 1995, Buckeye had the capacity to borrow up to $25.0 million of additional First Mortgage Notes under this agreement. On January 7, 1996, this facility to borrow additional First Mortgage Notes expired.

  The Partnership has a $15 million unsecured short-term revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel has an unsecured $1 million line of credit. At December 31, 1995, there were no outstanding borrowings under these facilities.

  The ratio of total debt to total capital was 45 percent, 46 percent, and 50 percent at December 31, 1995, 1994 and 1993, respectively. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Cash Distributions

  Pursuant to the Mortgage Note Indenture, cash distributions by Buckeye to the Partnership cannot exceed Net Cash Available to Partners (generally defined to equal net income plus depreciation and amortization less (a) capital expenditures funded from operating cash flows, (b) payments of principal of debt and (c) certain other amounts, all on a cumulative basis since the formation of the Partnership). The maximum amount available for distribution by Buckeye to the Partnership under the formula as of December 31, 1995 amounted to $13.5 million. The Partnership is also entitled to receive cash distributions from Everglades, BTT and Laurel.

 Capital Expenditures

  At December 31, 1995, property, plant and equipment was approximately 92 percent of total consolidated assets. This compares to 94 percent and 92 percent for the years ended December 31, 1994 and 1993, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing operations.

  Capital expenditures by the Partnership were $17.4 million, $15.4 million and $13.3 million for 1995, 1994 and 1993, respectively. Projected capital expenditures for 1996 are $14.3 million. Planned capital expenditures include, among other things, renewal and replacement of several tank floors, roofs and seals, installation of new metering systems and field instrumentation and various facility improvements that facilitate increased pipeline volumes. Although projected 1996 capital expenditures are less than the two prior years, capital expenditures are expected to increase primarily in response to increasingly rigorous governmental safety and environmental requirements as well as industry standards.

 Environmental Matters

  The Operating Partnerships are subject to federal and state laws and regulations relating to the protection of the environment. These regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 1995, the Operating Partnerships incurred operating expenses of $2.6 million and capital expenditures of $2.7 million for environmental matters. Capital expenditures of $6.7 million for environmental related projects are included in the Partnership's plans for 1996. Expenditures, both capital and operating, relating to environmental matters are expected to remain somewhat higher than in past years due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

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

  At the Whitmoyer Laboratories site in Myerstown, Pennsylvania, Buckeye is one of several PRPs for a clean-up estimated to cost approximately $125 million. However, in 1992, EPA entered into an agreement with the estate of one of the PRPs to recover a portion of EPA's past costs and a Consent Decree with the two PRPs that were former owners of Whitmoyer Laboratories to assume the cost of clean-up at the site and to reimburse EPA for future response costs and a portion of its past response costs. These two PRPs have instituted suit against each other to determine their relative responsibility for the Whitmoyer Laboratories site clean-up. One of the PRPs served a third-party complaint against Buckeye for the stated purpose of tolling the statute of limitations to preserve its rights, if any, against Buckeye. Buckeye subsequently settled the third-party complaint that had been filed against it. In consideration of mutual releases and the PRP's agreement to cleanup Buckeye's portion of the site, Buckeye agreed to remove its booster pump station, to reroute its pipeline around the site and to reimburse the PRP for the cost of removing the original pipeline, if such removal is required by EPA. Buckeye has not entered into any agreements with the EPA or the other PRP involved at the site, and Buckeye has not waived any rights to recover for any claim arising out of the PRP's activities at the site or any claims brought by any governmental agency or third-party based upon environmental conditions at the site. Although the exact costs of the settlement are not known, Buckeye estimates at this time that the costs of complying with the terms of the settlement agreement will be between $1 million and $2 million.

  In March 1990, a landslide near Freeport, Pennsylvania caused a rupture to one of Buckeye's pipelines which resulted in the release of approximately 58,000 gallons of petroleum products. During 1995, Buckeye paid claims and other charges related to this incident in the amount of $1.0 million. Total claims paid as a result of this incident have amounted to $14.1 million. Of this amount, $11.9 million has been reimbursed by Buckeye's insurance carriers. Buckeye is unable to estimate the total amount of future environmental clean-up and other costs and liabilities that may be incurred in connection with this incident. However, based on information currently available to it, Buckeye believes that its net expense after insurance recoveries will not be material to its financial condition or results of operations. See "Legal Proceedings--Freeport Landslide."

  Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings. See "Business--Regulation--Environmental Matters" and "Legal Proceedings."

 Discontinued Operations

  In the fourth quarter of 1990, the Partnership recorded a non-cash charge to earnings of $19.1 million, net of estimated earnings during phase-out, relating to the Partnership's decision to discontinue its 16-inch crude oil pipeline and a refined products terminal. The Partnership closed the sale of the 16-inch crude oil pipeline, together with associated real and personal property to Sun Pipe Line Company on February 1, 1993. Proceeds from the sale amounted to $9.2 million. Remaining discontinued operations consisting of petroleum facilities at a refined products terminal were dismantled and removed during the first quarter 1993. Disposal of these discontinued operations resulted in a loss of $127,000 in 1993.

ADOPTION OF EMPLOYEE STOCK OWNERSHIP PLAN

  In connection with the Acquisition, the ESOP was formed for the benefit of employees of the General Partner, the Manager and Glenmoor. The General Partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of Senior A Convertible Preferred Stock of BAC. Interest payments associated with the amortization of the ESOP loan for the remainder of 1996 are estimated to be approximately $3.7 million. The General Partner has implemented an expense reduction plan including, among other things, a freeze on salaried employee pay as well as fringe benefit reductions and eliminations that will fully offset the expenses associated with the amortization of the ESOP loan in 1996.

ACCOUNTING STATEMENTS NOT YET ADOPTED

 Impairment of Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Partnership intends to adopt the new method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of during fiscal year 1996. However, adoption of this new standard is not expected to have a material effect on the Partnership's financial position or results of operations.

 Stock-Based Compensation

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option and encourages all entities to adopt that method of accounting for their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which the Partnership currently uses to measure stock-based compensation to its employees under its Unit Option and Distribution Equivalent Plan. The Partnership intends to adopt the provisions of this new standard during fiscal year 1996. However, adoption of this new standard is not expected to have a material effect on the Partnership's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BUCKEYE PARTNERS, L.P.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE NUMBER
                                                                    -----------
Financial Statements and Independent Auditors' Report:
  Independent Auditors' Report.....................................      23
  Consolidated Statements of Income--For the years ended December
   31, 1995, 1994 and 1993.........................................      24
  Consolidated Balance Sheets--December 31, 1995 and 1994..........      25
  Consolidated Statements of Cash Flows--For the years ended Decem-
   ber 31, 1995, 1994 and 1993.....................................      26
  Notes to Consolidated Financial Statements.......................      27
Financial Statement Schedules and Independent Auditors' Report:
  Independent Auditors' Report.....................................     S-1
  Schedule I--Registrant's Condensed Financial Statements..........     S-2
  Schedule II--Valuation and Qualifying Accounts--For the years
   ended December 31, 1995, 1994 and 1993..........................     S-3

  Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 26, 1996 (March 22, 1996 as to Note 3)

                             BUCKEYE PARTNERS, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                            NOTES   1995      1994      1993
                                            ----- --------  --------  --------
Revenue...................................     2  $183,462  $186,338  $175,495
                                                  --------  --------  --------
Costs and expenses
  Operating expenses......................  4,14    89,156    92,097    87,029
  Depreciation and amortization...........     2    11,202    11,203    11,002
  General and administrative expenses.....    14    11,600    10,557    10,613
                                                  --------  --------  --------
    Total costs and expenses..............         111,958   113,857   108,644
                                                  --------  --------  --------
Operating income..........................          71,504    72,481    66,851
                                                  --------  --------  --------
Other income (expenses)
  Interest income.........................           1,037     1,465       919
  Interest and debt expense...............         (21,710)  (24,931)  (25,871)
  Minority interests and other............            (991)     (929)     (245)
                                                  --------  --------  --------
    Total other income (expenses).........         (21,664)  (24,395)  (25,197)
                                                  --------  --------  --------
Income from continuing operations before
 extraordinary charge.....................          49,840    48,086    41,654
Loss from discontinued operations.........     6       --        --       (127)
Extraordinary charge on early
 extinguishment of debt...................    12       --     (2,269)   (2,161)
                                                  --------  --------  --------
Net income................................        $ 49,840  $ 45,817  $ 39,366
                                                  ========  ========  ========
Net income allocated to General Partner...    15  $    498  $    458  $    394
Net income allocated to Limited Partners..    15  $ 49,342  $ 45,359  $ 38,972
Income allocated to General and Limited
 Partners per Partnership Unit:
  Income from continuing operations before
   extraordinary charge...................        $   4.10  $   3.96  $   3.44
  Loss from discontinued operations.......             --        --       (.01)
  Extraordinary charge on early
   extinguishment of debt.................             --       (.19)     (.18)
                                                  --------  --------  --------
Net income................................        $   4.10  $   3.77  $   3.25
                                                  ========  ========  ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                               -----------------
                                                     NOTES       1995     1994
                                                  ------------ -------- --------
Assets
  Current assets
    Cash and cash equivalents....................            2 $ 16,213 $  6,071
    Temporary investments........................            2      895    1,400
    Trade receivables............................            2   16,295   17,057
    Inventories..................................            2    1,561    1,320
    Prepaid and other current assets.............                 7,272    5,474
                                                               -------- --------
      Total current assets.......................                42,236   31,322
  Property, plant and equipment, net.............          2,5  509,944  503,083
  Other non-current assets.......................                   466      360
                                                               -------- --------
      Total assets...............................              $552,646 $534,765
                                                               ======== ========
Liabilities and partners' capital
  Current liabilities
    Accounts payable.............................              $  2,406 $  2,325
    Accrued and other current liabilities........ 4,7,10,11,14   23,016   23,247
                                                               -------- --------
      Total current liabilities..................                25,422   25,572
  Long-term debt.................................         8,12  214,000  214,000
  Minority interests.............................                 2,781    2,616
  Other non-current liabilities.................. 4,9,10,11,14   48,258   46,601
  Commitments and contingent liabilities.........            4      --       --
                                                               -------- --------
      Total liabilities..........................               290,461  288,789
                                                               -------- --------
Partners' capital................................           15
  General Partner................................                 2,622    2,460
  Limited Partners...............................               259,563  243,516
                                                               -------- --------
      Total partners' capital....................               262,185  245,976
                                                               -------- --------
      Total liabilities and partners' capital....              $552,646 $534,765
                                                               ======== ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                            NOTES   1995      1994      1993
                                            ----- --------  --------  --------
Cash flows from operating activities:
 Income from continuing operations before
  extraordinary charge.....................       $ 49,840  $ 48,086  $ 41,654
                                                  --------  --------  --------
 Adjustments to reconcile income to net
  cash provided by operating activities:
  Extraordinary charge on early
   extinguishment of debt..................            --     (2,269)   (2,161)
  Depreciation and amortization............         11,202    11,203    11,002
  Minority interests.......................            510       469       145
  Distributions to minority interests......           (345)     (345)     (532)
  Change in assets and liabilities:
   Temporary investments...................            505    (1,150)     (250)
   Trade receivables.......................            762    (1,716)    1,497
   Inventories.............................           (241)     (146)     (153)
   Prepaid and other current assets........         (1,798)   (1,029)   (1,189)
   Accounts payable........................             81      (237)    1,378
   Accrued and other current liabilities
    (a)....................................           (231)    3,560     2,394
   Other non-current assets................           (106)      100       --
   Other non-current liabilities (a).......          1,657     1,544    (1,043)
                                                  --------  --------  --------
    Total adjustments from continuing
     operating activities..................         11,996     9,984    11,088
                                                  --------  --------  --------
  Net cash provided by continuing operating
   activities..............................         61,836    58,070    52,742
  Net cash provided by discontinued
   operations (b)..........................     6      --        --        206
                                                  --------  --------  --------
    Net cash provided by operating
     activities............................         61,836    58,070    52,948
                                                  --------  --------  --------
Cash flows from investing activities:
 Capital expenditures......................        (17,407)  (15,364)  (13,328)
 Proceeds from sale of net assets of
  discontinued operations..................     6      --        --      9,200
 Net (expenditures for) proceeds from
  disposal of property, plant and
  equipment................................           (656)      153    (1,810)
                                                  --------  --------  --------
    Net cash used in investing activities..        (18,063)  (15,211)   (5,938)
                                                  --------  --------  --------
Cash flows from financing activities:
 Capital contribution......................              4         4       --
 Proceeds from exercise of unit options....            374       428       --
 Proceeds from issuance of long-term debt..     8      --     15,000    35,000
 Payment of long-term debt.................     8      --    (41,000)  (37,500)
 Distributions to Unitholders.............. 15,16  (34,009)  (33,968)  (31,515)
                                                  --------  --------  --------
    Net cash used in financing activities..        (33,631)  (59,536)  (34,015)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents...............................     2   10,142   (16,677)   12,995
Cash and cash equivalents at beginning of
 year......................................     2    6,071    22,748     9,753
                                                  --------  --------  --------
Cash and cash equivalents at end of year...       $ 16,213  $  6,071  $ 22,748
                                                  ========  ========  ========
Supplemental cash flow information:
 Cash paid during the year for interest
  (net of amount capitalized)..............       $ 21,656  $ 24,947  $ 26,169
 Non-cash changes in property, plant and
  equipment................................            --        --        602
 (a) Non-cash changes in accrued and other
  liabilities..............................            --        --      3,173
 (b) Non-cash changes in discontinued
  operations...............................            --        --      3,259

See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1995 AND 1994 AND
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION

  Buckeye Partners, L.P. (the "Partnership") is a limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). The foregoing entities are hereinafter referred to as the "Operating Partnerships." Laurel owns a 98.01 percent limited partnership interest in Buckeye Pipe Line Company of Michigan, L.P. ("BPL Michigan") which discontinued operations in 1993 (see Note 6).

  Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,119 miles of pipeline serving 10 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 271,000 barrels of refined petroleum products.

  During December 1986, the Partnership sold 12,000,000 limited partnership units ("LP Units") in a public offering representing an aggregate 99 percent limited partnership interest in the Partnership. Concurrently, the Partnership sold 121,212 units representing a 1 percent general partnership interest in the Partnership ("GP Units") to Buckeye Management Company (the "General Partner"), a wholly owned subsidiary of American Financial Group, Inc. ("American Financial"), formerly American Premier Underwriters, Inc. The Partnership used the proceeds from such sales to purchase from subsidiaries of American Financial the 99 percent limited partnership interests in the then existing Operating Partnerships and an 83 percent stock interest in Laurel Pipe Line Company ("Laurel Corp"). In December 1991, the Partnership acquired the minority interest in Laurel Corp. Laurel was formed in October 1992 and succeeded to the operations of Laurel Corp. The Partnership has issued an additional 29,730 limited partnership units and 300 general partnership units under its Unit Option and Distribution Equivalent Plan. At December 31, 1995, there were 12,029,730 limited partnership units and 121,512 general partnership units outstanding (see Note 15 and Note 17).

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

                            BUCKEYE PARTNERS, L.P.

relative fair market values as appraised. The financial statements include the accounts of the Operating Partnerships on a consolidated basis. All significant intercompany transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of the Partnership's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period.

 Financial Instruments

  The fair values of financial instruments are determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values (see Note 8).

 Cash and Cash Equivalents

  All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

 Temporary Investments

  The Partnership's temporary investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value as current assets on the balance sheet, with the change in fair value during the period included in earnings.

 Revenue Recognition

  Substantially all revenue is derived from interstate and intrastate transportation of petroleum products. Such revenue is recognized as products are delivered to customers. Such customers are major integrated oil companies, major refiners and large regional marketing companies. While the consolidated Partnership's continuing customer base numbers approximately 105, no customer during 1995 contributed more than 10 percent of total revenue. The Partnership does not maintain an allowance for doubtful accounts.

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

                            BUCKEYE PARTNERS, L.P.

 Income Taxes

  For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 1995 and 1994, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $211 million and $179 million, respectively.

 Environmental Expenditures

  Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action.

 Pensions

  The Manager maintains a defined contribution plan and a defined benefit plan (see Note 10) which provide retirement benefits to substantially all of its regular full-time employees. Certain hourly employees of the Manager are covered by a defined contribution plan under a union agreement.

 Postretirement Benefits Other Than Pensions

  The Manager provides postretirement health care and life insurance benefits for certain of its retirees (see Note 11). Certain other retired employees are covered by a health and welfare plan under a union agreement.

 Impairment of Long-Lived Assets

  Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The impact of this new standard is not expected to have a material effect on the Partnership's financial position or results of operations.

 Stock-Based Compensation

  SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option and encourages all entities to adopt that method of accounting for their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which the

                            BUCKEYE PARTNERS, L.P.

Partnership currently uses to measure stock-based compensation to its employees under its Unit Option and Distribution Equivalent Plan. The impact of this new standard is not expected to have a material effect on the Partnership's financial position or results of operations.

3. SUBSEQUENT EVENT

  On January 8, 1996, American Financial announced a definitive agreement to sell all of the outstanding shares of stock of the General Partner for $63 million in cash to an investment group consisting of certain members of its management and the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP").

  On March 22, 1996, BMC Acquisition Corp. ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of the General Partner from a subsidiary of American Financial (the "Acquisition"). BAC is owned by Glenmoor Partners, LLP ("Glenmoor"), an investment group led by Alfred W. Martinelli, Chairman of the Board and Chief Executive Officer of the General Partner and including as partners all of the members of senior management of the General Partner, certain managers of the Manager and by the ESOP. Comerica Bank-Illinois serves as trustee of the ESOP.

  In connection with the Acquisition, the ESOP was formed for the benefit of employees of the General Partner, the Manager and Glenmoor. The General partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of Senior A Convertible Preferred Stock of BAC. BAC used the $63 million proceeds of the sale of the Senior A Convertible Preferred Stock to the ESOP plus $6 million of proceeds from the sale of common stock to Glenmoor to pay the Acquisition purchase price, Acquisition-related expenses and to make a capital contribution to the General Partner to maintain its net worth at not less than $5,000,000.

  On March 22, 1996, the General Partner amended the Partnership Agreement to
(a) extend the period under which the General Partner would agree to act as general partner of the Partnership until the later of (i) December 23, 2011 or
(ii) the date the ESOP loan is paid in full, (b) clarify that fair market value of the GP Units includes the value of the right to receive incentive compensation for purposes of determining the amount required to be paid to the General Partner by any successor general partner of the Partnership, and (c) reduce the threshold for payment of Restricted Payments by the General Partner or the Manager from $23,000,000 to $5,000,000. The Partnership received an opinion of counsel that the execution of the amendment to the Partnership Agreement would not (a) result in the loss of limited liability of any Limited Partner or (b) result in the Partnership or any Operating Partnership being treated as an association taxable as a corporation for federal income tax purposes. The amendment to the Partnership Agreement and related opinion of counsel were approved on behalf of the Partnership by a special committee of disinterested directors of the Partnership.

  Also on March 22, 1996, the General Partner amended and restated the Incentive Compensation Agreement to (a) delete American Financial as a party to the agreement, (b) eliminate certain provisions relating to distribution support obligations which expired in 1991, and (c) clarify that the Incentive Compensation Agreement terminates if the General Partner is removed as general partner of the Partnership. The Incentive Compensation Agreement was approved on behalf of the Partnership by a special committee of disinterested directors of the Partnership.

                            BUCKEYE PARTNERS, L.P.

4. CONTINGENCIES

  The Partnership and the Operating Partnerships in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or annual results of operations.

 Environmental

  In accordance with its accounting policy on environmental expenditures, the Partnership recorded expenses of $2.6 million, $5.9 million and $3.0 million for 1995, 1994 and 1993, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to remain somewhat higher than in past years due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

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

                            BUCKEYE PARTNERS, L.P.

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

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
   Land...................................................... $ 10,186 $ 10,189
   Buildings and leasehold improvements......................   26,211   23,887
   Machinery, equipment and office furnishings...............  519,548  514,287
   Construction in progress..................................    2,335    8,576
                                                              -------- --------
                                                               558,280  556,939
     Less accumulated depreciation...........................   48,336   53,856
                                                              -------- --------
     Total................................................... $509,944 $503,083
                                                              ======== ========

  Depreciation expense was $11,202,000, $11,203,000 and $11,002,000 for the years 1995, 1994 and 1993, respectively.

6. DISCONTINUED OPERATIONS

  In the fourth quarter of 1990, the Partnership recorded a non-cash charge to earnings of $19.1 million, net of estimated earnings during phase-out, relating to the Partnership's decision to discontinue its 16-inch crude oil pipeline and a refined products terminal. The Partnership closed the sale of the 16-inch crude oil pipeline, together with associated real and personal property to Sun Pipe Line Company on February 1, 1993. Proceeds from the sale amounted to $9.2 million. Remaining discontinued operations consisting of petroleum facilities at the refined products terminal were dismantled and removed during the first quarter 1993. Disposal of these discontinued operations resulted in a loss of $127,000 in 1993.

7. ACCRUED AND OTHER CURRENT LIABILITIES

  Accrued and other current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
   Taxes--other than income.................................... $ 8,258 $ 7,557
   Accrued charges due Manager.................................   6,436   6,011
   Accrued outside services....................................     660   2,377
   Environmental liabilities...................................   2,409   2,530
   Interest....................................................   1,023     969
   Other.......................................................   4,230   3,803
                                                                ------- -------
     Total..................................................... $23,016 $23,247
                                                                ======= =======

                            BUCKEYE PARTNERS, L.P.

8. LONG-TERM DEBT AND CREDIT FACILITIES

  Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
   First Mortgage Notes
     11.18% Series J due December 15, 2006
      (subject to $16.9 million annual
      sinking fund requirement commencing
      December 15, 1997)..................................... $164,000 $164,000
     7.11% Series K due December 15, 2007....................   11,000   11,000
     7.15% Series L due December 15, 2008....................   11,000   11,000
     7.19% Series M due December 15, 2009....................   13,000   13,000
     7.93% Series N due December 15, 2010....................   15,000   15,000
                                                              -------- --------
       Total................................................. $214,000 $214,000
                                                              ======== ========

  Maturities of debt outstanding at December 31, 1995 are as follows: None in 1996; $11,900,000 in 1997; $16,900,000 in 1998; $16,900,000 in 1999;
$16,900,000 in 2000 and a total of $151,400,000 in the period 2001 through 2010.

  The fair value of the Partnership's debt is estimated to be $250 million and $221 million as of December 31, 1995 and 1994, respectively. These values were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

  The First Mortgage Notes are collateralized by a mortgage on and a security interest in substantially all of the currently existing and after-acquired property, plant and equipment (the "Mortgaged Property") of Buckeye.

  The indenture pursuant to which the First Mortgage Notes were issued (the "Mortgage Note Indenture"), as amended by Supplemental Indentures, contains covenants which generally (a) limit the outstanding indebtedness of Buckeye under the Mortgage Note Indenture at any time to $275 million plus up to $15 million of short-term borrowings for working capital purposes, (b) prohibit Buckeye from creating or incurring additional liens on its property, (c) prohibit Buckeye from disposing of substantially all of its property or business to another party and (d) prohibit Buckeye from disposing of any part of the Mortgaged Property unless the proceeds in excess of $1 million in a fiscal year are available for reinvestment in assets subject to the lien of the Mortgage Note Indenture.

  In December 1993, Buckeye entered into an agreement to issue $35 million of additional First Mortgage Notes in accordance with provisions under a Third Supplemental Indenture and as permitted under the Mortgage Note Indenture. These additional First Mortgage Notes, which were issued on January 7, 1994, mature from 2007 to 2009 and bear interest at rates ranging from 7.11 percent to 7.19 percent. A portion of the proceeds of these notes was used to complete an in-substance defeasance of principal and interest with respect to Buckeye's $20 million, 9.50 percent First Mortgage Notes (Series H) due December 1995 (see Note 12). Remaining proceeds of the additional notes were used for working capital purposes. In addition, Buckeye entered into an agreement with the purchaser of the $35 million of additional First Mortgage Notes which permitted Buckeye, under certain circumstances, to issue up to $40 million of additional First Mortgage Notes to such purchaser (the "Mortgage Note Facility").

                            BUCKEYE PARTNERS, L.P.

  During March 1994, Buckeye entered into an agreement with such purchaser to issue $15 million of additional First Mortgage Notes under the Mortgage Note Facility and in accordance with provisions under a Fourth and Fifth Supplemental Indenture and the Mortgage Note Indenture. These additional First Mortgage Notes mature in 2010 and bear interest at 7.93 percent. The proceeds of these notes, plus additional cash of $1.6 million, were used to complete an in-substance defeasance of principal and interest with respect to $15 million of 9.72 percent First Mortgage Notes (Series I) due December 1996. In addition, in December 1994, Buckeye completed an in-substance defeasance of $5 million of Buckeye's 9.72 percent Series I First Mortgage Notes and $5 million of Buckeye's 11.18 percent Series J First Mortgage Notes (see Note 12). As of December 1995, Buckeye had the capacity to borrow up to $25 million of additional First Mortgage Notes under the Mortgage Note Facility. On January 7, 1996, the Mortgage Note Facility expired.

  The Partnership Agreement contains certain restrictions which limit the incurrence of any debt by the Partnership or any Operating Partnership to the First Mortgage Notes, any additional debt of Buckeye permitted by the Mortgage
Note Indenture and other debt not in excess of an aggregate consolidated principal amount of $25 million plus the aggregate proceeds from the sale of additional partnership interests.

  The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank which is available to the Partnership for general purposes, including capital expenditures and working capital. Interest on any borrowings under this facility is calculated on the bank's Alternate Base Rate ("ABR") or LIBOR plus one percent. ABR is defined as the highest of the bank's prime rate, the three month secondary CD rate plus one percent, and the Federal Funds Rate plus one-half of one percent. At December 31, 1995, there was no amount outstanding under this facility.

  Buckeye has a line of credit from two commercial banks (the "Working Capital Facility") which permits short-term borrowings of up to $10 million outstanding at any time. Borrowings under the Working Capital Facility bear interest at each bank's prime rate and are secured by the accounts receivable of Buckeye. The Mortgage Note Indenture contains covenants requiring that, for a period of 45 consecutive days during any year, no indebtedness be outstanding under the Working Capital Facility. In addition, Laurel has an unsecured line of credit from a commercial bank which permits short-term borrowings of up to $1 million outstanding at any time. Borrowings bear interest at the bank's prime rate. Laurel's unsecured line of credit contains covenants requiring that, for a period of 30 consecutive days during any year, no indebtedness be outstanding under this facility. At December 31, 1995, there were no amounts outstanding under either of these facilities.

9. OTHER NON-CURRENT LIABILITIES

  Other non-current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
   Accrued employee benefit liabilities........................ $35,699 $34,121
   Accrued charges due Manager.................................   2,607   2,607
   Other.......................................................   9,952   9,873
                                                                ------- -------
     Total..................................................... $48,258 $46,601
                                                                ======= =======

                            BUCKEYE PARTNERS, L.P.

10. PENSION PLANS

  The Manager provides retirement benefits, primarily through noncontributory pension plans, for substantially all of its regular full-time employees, except those covered by certain labor contracts, under which the Manager contributes 5 percent of each covered employee's salary, and a retirement income guarantee plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986, a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. The Manager's policy is to fund amounts as are necessary to at least meet the minimum funding requirements of ERISA. All of these plans were assumed by the Manager.

  Net pension expense for 1995, 1994 and 1993 for the defined benefit plans included the following components:

                                                         1995    1994    1993
                                                        -------  -----  -------
                                                           (IN THOUSANDS)
   Service cost........................................ $   452  $ 448  $   431
   Interest cost on projected benefit obligation.......     933    785      784
   Actual return on assets.............................  (1,653)   (31)  (1,142)
   Net amortization and deferral.......................     838   (854)     229
                                                        -------  -----  -------
     Net pension expense............................... $   570  $ 348  $   302
                                                        =======  =====  =======

  The pension expense for the defined contribution plan included in the consolidated statements of income approximated $1,493,000, $1,471,000 and $1,403,000 for 1995, 1994 and 1993, respectively.

  The following table sets forth the funded status of the Manager's defined benefit plans and amounts recognized in the Partnership's consolidated balance sheets at December 31, 1995 and 1994 related to those plans:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations
     Vested benefit obligations............................ $ (5,338) $ (3,386)
                                                            ========  ========
     Accumulated benefit obligations....................... $ (6,721) $ (4,312)
                                                            ========  ========
     Projected benefit obligation.......................... $(14,311) $(11,712)
   Plan assets at fair value...............................    8,521     7,891
                                                            --------  --------
   Projected benefit obligation in excess of plan assets...   (5,790)   (3,821)
   Unrecognized net loss (gain) ...........................      476      (763)
   Unrecognized net asset..................................   (1,262)   (1,422)
                                                            --------  --------
   Pension liability recognized in the balance sheet....... $ (6,576) $ (6,006)
                                                            ========  ========

  As of December 31, 1995, approximately 42.6 percent of plan assets were invested in debt securities, 55.3 percent in equity securities and 2.1 percent in cash equivalents.

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25 percent and 8.50 percent at December 31, 1995 and 1994,

                            BUCKEYE PARTNERS, L.P.

respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.0 percent and 6.0 percent at December 31, 1995 and 1994, respectively. The expected long-term rate of return on assets was 8.5 percent as of January 1, 1995 and 1994.

  The Manager also participates in a multi-employer retirement income plan which provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $145,000, $152,000 and $156,000 for 1995, 1994 and 1993, respectively.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Manager provides postretirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and has to meet certain service requirements. The Manager does not pre-fund this postretirement benefit obligation.

  Net postretirement benefit costs for 1995, 1994 and 1993 included the following components:

                                                         1995    1994    1993
                                                        ------  ------  ------
   Service cost.......................................  $  520  $  583  $  442
   Interest cost on accumulated postretirement benefit
    obligation........................................   1,895   1,712   1,673
   Net amortization and deferral......................    (577)   (576)   (580)
                                                        ------  ------  ------
   Net postretirement expense.........................  $1,838  $1,719  $1,535
                                                        ======  ======  ======

  The following table sets forth the amounts related to postretirement benefit obligations recognized in the Partnership's consolidated balance sheets as of December 31, 1995 and 1994:

                                                            DECEMBER 31,
                                                          ------------------
                                                            1995      1994
                                                          --------  --------
                                                           (IN THOUSANDS)
   Actuarial present value of accumulated postretirement
    benefits
     Retirees and dependents............................. $(11,886) $(11,666)
       Employees eligible to retire......................   (4,368)   (3,828)
       Employees ineligible to retire....................   (8,431)   (7,363)
                                                          --------  --------
       Accumulated postretirement benefit obligation.....  (24,685)  (22,857)
   Unamortized gain due to plan amendment................   (4,637)   (5,217)
   Unrecognized net loss (gain) .........................      199       (41)
                                                          --------  --------
   Postretirement liability recognized in the balance
    sheet................................................ $(29,123) $(28,115)
                                                          ========  ========

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.25 percent and 8.50 percent at December 31, 1995 and 1994, respectively. The assumed rate for plan cost increases in 1995 was 11.6 percent and 10.2 percent for non-Medicare eligible and Medicare eligible retirees, respectively. The assumed annual rates of cost increase decline each year through 2005 to a rate of 4.5 percent, and remain at 4.5 percent thereafter for both non-Medicare eligible and Medicare eligible retirees. The effect of a 1 percent increase in the health care cost trend rate for each future year would have increased the aggregate of service and interest cost

                            BUCKEYE PARTNERS, L.P.

components by $512,500 in 1995 and the APBO would have increased by $4,232,600 as of December 31, 1995.

  The Manager also contributes to a multi-employer postretirement benefit plan which provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $137,000, $130,000 and $123,000 for 1995, 1994 and 1993,
respectively.

12. EARLY EXTINGUISHMENT OF DEBT

  In March 1994, Buckeye entered into an agreement to issue $15 million of additional First Mortgage Notes (Series N) bearing interest at 7.93 percent (see Note 8). The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $15 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes. In addition, during December 1994, Buckeye purchased approximately $10.7 million of U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $5 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes and $5 million of Buckeye's 11.18 percent, Series J, First Mortgage Notes. The funds placed in trust in 1994 will be used solely to satisfy the interest due and principal amounts of $20 million Series I Notes due December 1996 and $5 million Series J Notes due serially through December 2006. Accordingly, these U.S. Government securities, the Series I First Mortgage Notes and $5 million of the Series J First Mortgage Notes have been excluded from the balance sheets. This debt extinguishment resulted in an extraordinary charge of $2,269,000 in 1994.

  In December 1993, Buckeye entered into an agreement to issue $35 million of additional First Mortgage Notes (Series K, L and M) bearing interest at rates ranging from 7.11 percent to 7.19 percent (see Note 8). A portion of the proceeds from the issuance of these First Mortgage Notes were used to purchase approximately $22.2 million of U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of Buckeye's 9.50 percent, Series H, First Mortgage Notes. The funds in the trust were used solely to satisfy the interest due and principal amount of $20 million due at maturity in December 1995. Accordingly, these U.S. Government securities and the Series H First Mortgage Notes have been excluded from the balance sheets. This debt extinguishment resulted in an extraordinary charge of $2,161,000 in 1993.

13. LEASES

  The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 1995 are approximately $2.6 million for each of the next five years. Substantially all of these lease payments can be cancelled at any time should they not be required for operations.

  The Manager leases space in an office building and certain copying equipment and Buckeye leases certain computing equipment and automobiles. The rent on such leases is charged to the Operating Partnerships. Future minimum lease payments under these noncancellable operating leases at December 31, 1995 were as follows: $964,000 for 1996, $850,000 for 1997, $724,000 for 1998, $353,000
for 1999, $362,000 for 2000 and $2,020,000 thereafter.

  Rent expense for all operating leases was $5,161,000, $4,834,000 and $4,890,000 for 1995, 1994 and 1993, respectively.

                            BUCKEYE PARTNERS, L.P.

14. RELATED PARTY TRANSACTIONS

  The Partnership and the Operating Partnerships are managed and controlled by the General Partner and the Manager. Under certain partnership agreements and management agreements, the General Partner, the Manager, and certain related parties are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership and the Operating Partnerships. These costs, which totaled $55.4 million, $52.5 million and $52.7 million in 1995, 1994 and 1993, respectively, include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to officers and employees of the General Partner and Manager, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

  In 1986, Buckeye's predecessor (then owned by a subsidiary of American Financial) obtained an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") for all six of its facilities in New Jersey. The ACO required Pipe Line to conduct in a timely manner a sampling plan for environmental contamination at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership and the costs of compliance have been and will continue to be paid by American Financial. Through December 1995, Buckeye's costs of approximately $2,516,000 have been funded by American Financial.

  On July 18, 1995, the General Partner amended the Partnership Agreement to reflect its agreement to continue to act as general partner of the Partnership until December 23, 2006, a ten-year extension of its current term. In connection therewith, the General Partner, the Partnership and American Financial amended the Distribution Support Incentive Compensation and APU Redemption Agreement dated December 23, 1986, which provides for incentive compensation payable to the General Partner in the event quarterly or special distributions to Unitholders exceed specified targets. Both amendments were approved on behalf of the Partnership by a special committee of disinterested directors of the General Partner.

                            BUCKEYE PARTNERS, L.P.

15. PARTNERS' CAPITAL

  Changes in partners' capital for the years ended December 31, 1993, 1994, and 1995 were as follows:

                                             GENERAL     LIMITED
                                             PARTNER    PARTNERS       TOTAL
                                             ---------------------- -----------
                                             (IN THOUSANDS, EXCEPT FOR UNITS)
   Partners' capital at January 1, 1993....  $  2,259  $   223,585  $   225,844
   Net income..............................       394       38,972       39,366
   Distributions...........................      (315)     (31,200)     (31,515)
                                             --------  -----------  -----------
   Partners' capital at December 31, 1993..     2,338      231,357      233,695
   Net income..............................       458       45,359       45,817
   Distributions...........................      (340)     (33,628)     (33,968)
   Proceeds from Exercise of unit options
    and capital contributions..............         4          428          432
                                             --------  -----------  -----------
   Partners' capital at December 31, 1994..     2,460      243,516      245,976
   Net income..............................       498       49,342       49,840
   Distributions...........................      (340)     (33,669)     (34,009)
   Proceeds from Exercise of unit options
    and capital contributions..............         4          374          378
                                             --------  -----------  -----------
   Partners' capital at December 31, 1995..  $  2,622  $   259,563  $   262,185
                                             ========  ===========  ===========
   Units outstanding at January 1 and
    December 31, 1993......................   121,212   12,000,000   12,121,212
   Units issued pursuant to the unit option
    and distribution equivalent plan and
    capital contributions..................       162       16,060       16,222
                                             --------  -----------  -----------
   Units outstanding at December 31, 1994..   121,374   12,016,060   12,137,434
   Units issued pursuant to the unit option
    and distribution equivalent plan and
    capital contributions..................       138       13,670       13,808
                                             --------  -----------  -----------
   Units outstanding at December 31, 1995..   121,512   12,029,730   12,151,242
                                             ========  ===========  ===========

  The net income per unit for 1995, 1994 and 1993 was calculated using the weighted average outstanding units of 12,146,124, 12,131,640 and 12,121,212, respectively.

  The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue more than 4,800,000 additional LP Units, or issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units. At December 31, 1995, the Partnership has the ability to issue up to 4,770,270 additional LP Units without prior approval of the Limited Partners of the Partnership.

16. CASH DISTRIBUTIONS

  The Mortgage Note Indenture covenants permit cash distributions by Buckeye to the Partnership so long as no default exists under the Mortgage Note Indenture and provided that such distributions do not exceed Net Cash Available to Partners (generally defined to equal net income plus depreciation and amortization less (a) capital expenditures, funded from operating cash flows (b) payments of principal of debt and (c) certain other amounts, all on a cumulative basis since the formation of the Partnership). The maximum amount available for distribution by Buckeye to the Partnership under the formula as of December 31, 1995 amounted to $13.5 million. The Partnership is also entitled to receive cash distributions from Everglades, BTT and Laurel.

                            BUCKEYE PARTNERS, L.P.

  The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Mortgage Note Indenture. In 1995 and 1994, quarterly distributions of $0.70 per GP and LP Unit were paid in February, May, August and November. In 1993, quarterly distributions of $0.65 per GP and LP Unit were paid in February, May, August and November. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $34,009,000 in 1995, $33,968,000 in 1994 and $31,515,000 in 1993.

  On February 9, 1996, the General Partner announced a quarterly distribution of $0.75 per GP and LP Unit payable on February 29, 1996.

17. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

  The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") of the General Partner or any subsidiary, not to exceed 360,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options may be granted with a feature that allows Optionees to apply accrued credit balances (the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such Options. The Distribution Equivalents shall be an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of the General Partner or a subsidiary following the date of the grant of the Option. Options become vested in varying amounts beginning generally three years after the date of grant and remain exercisable for a period of five years. The aggregate number of Options granted during 1995, 1994 and 1993 were 30,250 units, 26,750 units and 23,500 units, respectively, with a purchase price of $34.438, $39.438 and $32.750, respectively. All such Options were granted with Distribution Equivalents. During 1995, a total of 13,670 Options were exercised at an exercise price ranging from $15.225 to $19.638 per unit. During 1994, a total of 16,060 Options were exercised at an exercise price ranging from $18.025 to $29.450 per unit. At December 31, 1995, there were 93,120 Options outstanding and 3,500 of the outstanding Options were exercisable. At December 31, 1994, there were 76,540 Options outstanding and none of the outstanding Options were exercisable.

18. QUARTERLY FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

  Summarized quarterly financial data for 1995 and 1994 are set forth below. Quarterly results were influenced by seasonal factors inherent in the Partnership's business.

                           1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER         TOTAL
                         --------------- --------------- --------------- --------------- -----------------
                          1995    1994    1995    1994    1995    1994    1995    1994     1995     1994
                         ------- ------- ------- ------- ------- ------- ------- ------- -------- --------
                                              (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Revenue................. $44,234 $45,619 $46,011 $46,114 $46,195 $46,574 $47,022 $48,031 $183,462 $186,338
Operating income........  16,844  18,201  17,887  18,054  17,852  18,766  18,921  17,460   71,504   72,481
Income from operations
 before extraordinary
 charge.................  11,405  11,784  12,535  12,013  12,393  12,706  13,507  11,583   49,840   48,086
Net income..............  11,405  10,215  12,535  12,013  12,393  12,706  13,507  10,883   49,840   45,817
Income per Unit before
 extraordinary charge...    0.94    0.97    1.03    0.99    1.02    1.05    1.11    0.95     4.10     3.96
Net income per Unit.....    0.94    0.84    1.03    0.99    1.02    1.05    1.11    0.89     4.10     3.77

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Partnership does not have directors or officers. The directors and officers of the General Partner and the Manager perform all management functions. Prior to the Acquisition, directors and officers of the General Partner and the Manager were selected by American Financial. Directors and officers of the General Partner and the Manager will now be selected by BAC. See "Certain Relationships and Related Transactions".

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

 NAME, AGE AND PRESENT
 POSITION WITH GENERAL                 BUSINESS EXPERIENCE  DURING
        PARTNER                              PAST FIVE YEARS
 ---------------------                 ---------------------------
Alfred W. Martinelli, 68  Mr. Martinelli has been Chairman of the Board and
 Chairman of the Board,   Chief Executive Officer of the General Partner for
  Chief Executive Offi-   more than five years. He served as President of the
   cer and Director*      General Partner from February 1991 to February 1992.
                          Mr. Martinelli has been Chairman and Chief Executive
                          Officer of Penn Central Energy Management Company
                          ("PCEM") for more than five years. He was also Vice
                          Chairman and a director of American Financial and a
                          director of American Annuity Group, Inc. until his
                          resignation in March 1996.

C. Richard Wilson, 51     Mr. Wilson was elected as a director of the General
 President and Director*  Partner in February 1995. He was elected President of the General Partner in March 1996. Mr. Wilson was
                          elected Chairman of the Board of the Manager in Feb-
                          ruary 1995. He has been President and Chief Operat-
                          ing Officer of the Manager since February 1991.

Ernest R. Varalli, 65     Mr. Varalli was elected to his present position in
 Executive Vice Presi-    July 1987. He served as Executive Vice President,
  dent, Chief             Chief Financial Officer and Treasurer of PCEM until
  Financial Officer,      his resignation in March 1996. Mr. Varalli had been
  Treasurer               a consultant to American Financial for more than
  and Director*           five years.

Brian F. Billings, 57     Mr. Billings served as President of the General
 Director*                Partner from October 1986 to December 1990. He
                          served as Chairman of the Manager to February 1995.
                          Mr. Billings was President of the Manager from July
                          1987 to December 1990. He was President of PCEM from
                          December 1986 to 1995.

NAME, AGE AND PRESENT
POSITION WITH GENERAL               BUSINESS EXPERIENCE  DURING
       PARTNER                            PAST FIVE YEARS
---------------------               ---------------------------
A. Leon Fergenson, 83  Mr. Fergenson has been a director of the General
 Director              Partner since December 1986. He is also a director
                       of American Annuity Group, Inc., Sequa Corporation
                       and National Benefit Life Insurance Company.

Edward F. Kosnik, 51   Mr. Kosnik has been Executive Vice President and
 Director              Chief Financial Officer of Alexander & Alexander
                       Services, Inc. since August 1994 and is also a di-
                       rector. He was Chairman of the Board, President and
                       Chief Executive Officer of JWP, Inc. from May 1993
                       through April 1994. Mr. Kosnik was Executive Vice
                       President and Chief Financial Officer of JWP, Inc.
                       from December 1992 to April 1993. He was President
                       of Sprague Technologies, Inc. from May 1992 to June
                       1992 and President and Chief Executive Officer of
                       Sprague Technologies, Inc. from July 1987 to May
                       1992.

William C. Pierce, 55  Mr. Pierce has been a director of the General Part-
 Director ner since February 1987. He was Executive Vice Pres-ident and Group Executive of Chemical Bank and Chem-ical Banking Corporation from November 1992 until his retirement in July 1994. Mr. Pierce served as Executive Vice President and Chief Risk Policy Offi-cer of Chemical Bank and Chemical Banking Corpora-tion from December 1991 to November 1992. He was
                       Chief Credit Officer of Chemical Bank and Chemical
                       Banking Corporation from January 1988 to December
                       1991.

Robert H. Young, 74    Mr. Young has been a director of the General Partner
 Director              since July 1987. He was Secretary of the General
                       Partner from July 1987 through October 1991. Since
                       October 1991, Mr. Young has been Counsel to the law firm
                       of Morgan, Lewis & Bockius. Prior to October 1991, he was
                       a Senior Partner with that firm for more than five years.
                       Mr. Young is also Chairman of the Board of Directors of
                       Independence Blue Cross.

--------
* Also a director of the Manager.

  Mr. Neil M. Hahl, the President of the General Partner since February 1992, a director of the General Partner since February 1989 and Senior Vice President of American Financial, resigned as President and director of the General Partner upon the closing of the Acquisition.

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGER

 Set forth below is certain information concerning the directors and executive officers of the Manager. Messrs. Billings and Martinelli were elected as directors of the Manager in March 1987, and Mr. Varalli was elected as a director of the Manager in July 1987.

 NAME, AGE AND PRESENT
   POSITION WITH THE                   BUSINESS EXPERIENCE DURING
        MANAGER                              PAST FIVE YEARS
 ---------------------                 --------------------------
C. Richard Wilson, 51     Mr. Wilson was elected Chairman of the Board of the
 Chairman of the Board,   Manager in February 1995. He was named President and
 President, Chief Oper-   Chief Operating Officer in February 1991. Mr. Wilson
 ating Officer            was Executive Vice President and Chief Operating Of-
 and Director             ficer from July 1987 to February 1991. He has been a
                          director of the Manager since October 1986. Mr.
                          Wilson was elected as a Director of the General
                          Partner in February 1995 and as President of the
                          General Partner in March 1996.

Michael P. Epperly, 52    Mr. Epperly was named Senior Vice President--Opera-
 Senior Vice President--  tions in March 1990. He was Vice President--Opera-
 Operations               tions from October 1986 to February 1990.

Stephen C. Muther, 46     Mr. Muther was named Senior Vice President--Adminis-
 Senior Vice President--  tration, General Counsel and Secretary in February
 Administration, General  1995. He served as General Counsel, Vice President--
 Counsel                  Administration and Secretary from May 1990 to Febru-
 and Secretary*           ary 1995.

Steven C. Ramsey, 41      Mr. Ramsey was named Vice President--Finance and
 Vice President--Finance  Treasurer in February 1995. He served as Vice Presi-
 and Treasurer            dent and Treasurer from February 1991 to February
                          1995. Mr. Ramsey was elected Treasurer in June 1989.
                          Prior to June 1989, he served in various positions
                          in the marketing and engineering departments of the
                          Manager.

--------
* Also Secretary of the General Partner since February 1992.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the total compensation earned by the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and the Manager for services rendered to the Partnership, the General Partner or the Manager for the fiscal year ended December 31, 1995, as well as the total compensation earned by such individuals for the two previous fiscal years. Alfred W. Martinelli, Chairman of the Board, Chief Executive Officer and Director of the General Partner, did not receive any cash compensation for serving as an officer of the General Partner in 1995, but received fees for serving as a Director of the General Partner. See "Director Compensation". Executive officers of the Manager, including Messrs. Wilson, Epperly, Muther and Ramsey, are compensated by the Manager and, pursuant to management agreements with each of the Operating Partnerships, such compensation is reimbursed by the Operating Partnerships in accordance with an allocation formula based upon the results of the prior year's operations.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM
                                                                 COMPENSATION
                                                             ---------------------
                                    ANNUAL COMPENSATION        AWARDS    PAYOUTS
                               ----------------------------- ---------- ----------
                                                     OTHER   SECURITIES
                                                    ANNUAL   UNDERLYING    LTIP    ALL OTHER
        NAME AND                          BONUS(1)  COMPEN-  OPTIONS(2) PAYOUTS(3)  COMPEN-
   PRINCIPAL POSITION     YEAR SALARY ($)   ($)    SATION($)    (#)        ($)     SATION ($)
   ------------------     ---- ---------- -------- --------- ---------- ---------- ----------
Alfred W. Martinelli....  1995        0         0        0          0          0     30,000(6)
 Chairman of the Board    1994        0         0  11,033(4)        0          0     24,500(6)
 and Chief Executive      1993        0         0   5,539(4)        0          0     22,500(6)
 Officer of the General
 Partner
C. Richard Wilson.......  1995  247,500   135,000        (5)   10,000          0     40,425(7)
 Chairman of the Board,   1994  225,000   120,000        (5)    9,000     13,050     33,938(7)
 President and Chief      1993  206,667   105,000        (5)    7,500     37,050     20,977(7)
 Operating Officer of
 the Manager
Michael P. Epperly......  1995  167,500    67,500        (5)    4,500          0     25,850(7)
 Senior Vice President--  1994  155,000    67,500        (5)    4,550     10,875     23,650(7)
 Operations of the        1993  143,333    60,000        (5)    3,750     30,729     19,901(7)
 Manager
Stephen C. Muther.......  1995  170,500    75,000        (5)    5,500          0     23,050(7)
 Senior Vice President--  1994  155,000    60,000        (5)    4,000          0     20,000(7)
 Administration, General  1993  144,167    45,000        (5)    3,000     20,000     17,550(7)
 Counsel and Secretary
 of the Manager
Steven C. Ramsey........  1995  145,800    67,500        (5)    4,500          0     20,580(7)
 Vice President--Finance  1994  135,000    60,000        (5)    4,000      7,250     18,000(7)
 and Treasurer of the     1993  126,667    45,000        (5)    2,500     20,377     15,800(7)
 Manager

--------
(1) Represents amounts awarded by the Compensation Committee as cash bonuses earned under the Manager's Annual Incentive Compensation Plan ("AIC Plan"). Under the AIC Plan, individual awards are granted to participants based upon satisfaction of such participant's target award opportunities and such awards are paid to participants as soon as practicable after they are granted.
(2) Represents options granted under the Partnership's Unit Option and Distribution Equivalent Plan (the "Option Plan"). See "Long Term Compensation--Option Plan". Certain officers of the Manager are also eligible to participate in the American Financial Stock Option Plan (the "American Financial Option Plan"). No cost or expense relating to the American Financial Option Plan is borne by the Partnership. No options were awarded in 1993, 1994 or 1995 under the American Financial Option Plan to the Chief Executive Officer of the General Partner or the four most highly compensated executive officers of the General Partner and the Manager.
(3) Represents payments received during the applicable year under the Manager's Long-Term Incentive Compensation Plans (the "LTIC Plans"). See "Long-Term Compensation--Long-Term Incentive Plans".

(4) Represents lease payments made by the Partnership for an automobile used by Mr. Martinelli.
(5) During the year indicated, no perquisites or non-cash compensation exceeded the lesser of $50,000 or an amount equal to 10 percent of such person's salary and bonus.
(6) Represents director fees which commenced in July 1992. See "Director Compensation".
(7) Represents the amount contributed by the Manager to the Manager's defined contribution retirement plan and the Manager's matching contributions under the Manager's savings plan and, for Messrs. Wilson, Epperly, Muther and Ramsey an additional $23,925, $9,350, $8,050 and $5,580, respectively, under the Manager's Benefit Equalization Plan for 1995. Messrs. Wilson, Epperly, Muther and Ramsey received an additional $18,313, $7,150, $5,000 and $3,000, respectively in 1994 and Mr. Wilson and Mr. Epperly received an additional $733 and $379, respectively, in 1993 under the Manager's Benefit Equalization Plan. In addition to participation in the Manager's defined contribution plan, Messrs. Wilson, Epperly and Ramsey are guaranteed certain defined benefits upon retirement under the Manager's retirement income guarantee plan. See "Retirement and Savings Plans".

LONG-TERM COMPENSATION

 Option Plan

  The following table sets forth additional information regarding options granted under the Option Plan to the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and Manager during 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                      POTENTIAL REALIZABLE
                                                                        VALUE AT ASSUMED
                                                                    ANNUAL RATES OF LP UNIT
                                                                     PRICE APPRECIATION FOR
                                     INDIVIDUAL GRANTS                    OPTION TERM
                         ------------------------------------------ --------------------------
                                     PERCENT OF
                                       TOTAL
                         SECURITIES   OPTIONS
                         UNDERLYING  GRANTED TO EXERCISE
                           OPTIONS   EMPLOYEES  OR BASE
                         GRANTED (1) IN FISCAL   PRICE   EXPIRATION
          NAME               (#)        YEAR    ($/UNIT)    DATE    5% ($) (2)    10% ($) (2)
          ----           ----------- ---------- -------- ---------- -----------   ------------
Alfred W. Martinelli....        0        --         --         --            --             --
C. Richard Wilson.......   10,000      33.1%     34.438  2/01/2005       216,600        548,900
Michael P. Epperly......    4,500      14.9%     34.438  2/01/2005        97,500        247,000
Stephen C. Muther.......    5,500      18.2%     34.438  2/01/2005       119,100        301,900
Steven C. Ramsey........    4,500      14.9%     34.438  2/01/2005        97,500        247,000

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

(2)The dollar amounts under these columns are the values of options (not including accrual of any Distribution Equivalents) at the 5 percent and 10 percent rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of LP Units. No alternative formula for a grant date valuation was used, as the General Partner is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

  The following table sets forth information regarding options exercised in 1995 and values of unexercised options as of December 31, 1995 for the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and the Manager.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                                       NUMBER OF
                                                      SECURITIES     VALUE OF
                                                      UNDERLYING    UNEXERCISED
                                                      UNEXERCISED  IN-THE-MONEY
                                                      OPTIONS AT    OPTIONS AT
                                                     DECEMBER 31,  DECEMBER 31,
                                                       1995 (#)     1995 ($)(1)
                             LP UNITS                ------------- -------------
                           ACQUIRED ON     VALUE     EXERCISABLE/  EXERCISABLE/
           NAME            EXERCISE (#) REALIZED ($) UNEXERCISABLE UNEXERCISABLE
           ----            ------------ ------------ ------------- -------------
Alfred W. Martinelli......        0           --              0/0            --
C. Richard Wilson.........    5,670        93,600        0/30,670       0/39,300
Michael P. Epperly........    3,000        47,000        0/15,000       0/21,000
Stephen C. Muther.........    2,400        38,400        0/14,300       0/16,800
Steven C. Ramsey..........        0           --     2,000/12,500  13,800/14,000

--------
(1) The values of the unexercised options do not include any accrual for Distribution Equivalents.

  In 1995, Messrs. Wilson, Epperly and Muther exercised options to purchase 2,620 shares, 1,091 shares and 545 shares of American Financial, respectively, with a net value realized of $19,752, $3,446 and $6,570, respectively. In 1994, Mr. Muther exercised options to purchase 546 shares of American Financial with a net value realized of $3,784. In 1993, Messrs. Wilson, Epperly and Muther exercised options to purchase 11,294 shares, 1,636 shares and 1,090 shares of American Financial, respectively, with a net value realized of $63,559, $22,141 and $8,916, respectively. All shares were acquired pursuant to the American Financial Option Plan. No cost or expense relating to the exercise of these options was incurred by the Partnership.

 Long-Term Incentive Plans

  Prior to 1991 when the Option Plan went into effect, the Manager created a LTIC Plan each year which permitted the Board of Directors of the General Partner or the Compensation Committee to grant cash awards to certain employees of the Manager for performance during three-year periods. Although cash award payments continued under these LTIC Plans through 1994, no new LTIC plans were established after 1990. In addition to the LTIC Plans, the Manager created a transition plan which grants to each participant an additional cash award in an amount equal to the difference between the target amount under the 1990-1992 LTIC Plan and the sum of (i) amounts received pursuant to LTIC Plans and (ii) the value of Distribution Equivalents vested under the Option Plan for each year from 1992 through 1995.

  Awards under LTIC Plans were based on achievement of certain long-term financial performance goals for the Partnership and could not exceed 150 percent of the target award opportunity established by the Board of Directors of the General Partner or the Compensation Committee at the beginning of such period (or as soon as practicable thereafter) for such period. A participant's target award opportunity under the LTIC Plans could not exceed 25 percent of such participant's aggregate base salary earned during the three-year period. If the Partnership met or exceeded the interim financial performance goals under the LTIC Plans, cash payments up to the full amount of the target award were made in the following installments: 10 percent in the second year of the award period, 30 percent in the third year of the award period and 60 percent in the first year following the award period. Any cash award in excess of the target award was paid in the second year following the award period with 10 percent simple interest.

RETIREMENT AND SAVINGS PLANS

  Effective December 31, 1985, Pipe Line terminated its defined benefit retirement plan (the "Retirement Plan") and adopted a new defined contribution plan (the "New Retirement Program"). Those employees hired prior to January 1, 1986 are covered by a retirement income guarantee plan (the "RIGP"). These plans were assumed by the Manager.

  The Operating Partnerships reimburse the Manager for cash costs incurred in connection with the New Retirement Program, the RIGP, the Equalization Plan (described below) and the Savings Plan (described below).

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

                                       ESTIMATED ANNUAL RETIREMENT BENEFIT
  AVERAGE OF 5                     --------------------------------------------
 HIGHEST ANNUAL                                  YEARS OF SERVICE
  COMPENSATION                     --------------------------------------------
     LEVELS                           15       20       25       30       35
 --------------                    -------- -------- -------- -------- --------
   $100,000....................... $ 22,970 $ 30,627 $ 38,384 $ 45,941 $ 52,510
    150,000.......................   36,095   48,127   60,159   72,191   82,514
    200,000.......................   49,220   65,627   82,034   98,441  112,518
    250,000.......................   62,345   83,127  103,909  124,691  142,521
    300,000.......................   75,470  100,627  125,784  150,941  172,525
    350,000.......................   88,595  118,127  147,659  177,191  202,529
    400,000.......................  101,720  135,627  169,534  203,441  232,533
    450,000.......................  114,845  153,127  191,409  229,691  262,536
    500,000.......................  127,970  170,627  213,284  255,941  292,540

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

  Messrs. Wilson, Epperly and Ramsey have 21, 30 and 14 full credited years of service with the Manager and its affiliates, respectively, under the New Retirement Program, the RIGP and the Equalization Plan. Each of them is 100 percent vested under such plans. Mr. Muther has five full years of credited service with the Manager. He is not covered under the RIGP and is currently vested under the New Retirement Program.

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

DIRECTOR COMPENSATION

  The fee schedule for directors of the General Partner other than Messrs. Martinelli and Wilson is as follows: annual fee, $15,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Directors' fees paid by the General Partner in 1995 to such directors amounted to $169,500.

  Mr. Martinelli, Chairman of the Board, Chief Executive Officer and Director of the General Partner is entitled to receive the following fees as Chairman of the Board of Directors: annual fee $20,000; attendance fee for each Board of Directors meeting, $1,500; and attendance fee for each committee meeting, $1,000. Director's fees paid by the General Partner in 1995 to Mr. Martinelli amounted to $30,000.

  Mr. Wilson, Chairman of the Board, President and Chief Operating Officer of the Manager and President and Director of the General Partner, is compensated by the Partnership for his services to the Manager (see "Summary Compensation Table") and does not receive any additional compensation or other benefits with respect to his services as a director of the General Partner.

  Members of the Board of Directors of the Manager were not compensated for their services as directors, and it is not currently anticipated that any such compensation will be paid in the future to directors of the Manager who are full-time employees of the Manager or any of its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  The Compensation Committee consists of Messrs. Martinelli, Varalli, Billings and Young. Messrs. Martinelli and Varalli are executive officers of the General Partner and Mr. Billings is a former executive officer of the General Partner. Mr. Martinelli is also Chairman of BAC. Mr. Young is counsel to the law firm of Morgan, Lewis and Bockius, which supplies legal services to the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  No person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of February 1, 1996.

  The following table sets forth certain information, as of February 1, 1996, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and the Manager and by all directors and executive officers of the General Partner and the Manager as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner or the Manager owned beneficially, as of February 1, 1996, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

      NAME                                               NUMBER OF LP UNITS (1)
      ----                                               ----------------------
Brian F. Billings.......................................          7,500
Michael P. Epperly......................................             25(2)
A. Leon Fergenson.......................................            200
Neil M. Hahl............................................          2,500
Edward F. Kosnik........................................          5,000
Alfred W. Martinelli....................................          4,500
William C. Pierce.......................................            800(2)
Steven C. Ramsey........................................            300(2)
Ernest R. Varalli.......................................          6,500
C. Richard Wilson.......................................          2,500
Robert H. Young.........................................          2,500
All directors and executive officers as a group
 (consisting of 12 persons, including those named
 above).................................................         32,325(2)

--------
(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.
(2) The LP Units owned by Messrs. Epperly, Pierce and Ramsey have shared voting and investment power with their respective spouses.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Partnership and the Operating Partnerships are managed and controlled by the General Partner and the Manager, respectively, pursuant to the Partnership Agreement, the several Amended and Restated Agreements of Limited Partnership of the Operating Partnerships (the "Operating Partnership Agreements") and the several Management Agreements between the Manager and the Operating Partnerships (the "Management Agreements").

  On July 18, 1995, the General Partner amended the Partnership Agreement to reflect its agreement to continue to act as general partner of the Partnership until December 23, 2006, a ten-year extension of its current term. In connection therewith, the General Partner, the Partnership and American Financial amended the Distribution Support Incentive Compensation and APU Redemption Agreement dated December 23, 1986, which provides for incentive compensation payable to the General Partner in the event quarterly or special distributions to Unitholders exceed specified targets. Both amendments were approved on behalf of the Partnership by a special committee of disinterested directors of the General Partner comprised of A. Leon Fergenson, Edward F. Kosnik and Robert H. Young.

  On March 22, 1996, BAC acquired all of the common stock of the General Partner from a subsidiary of American Financial for $63 million. The common stock of BAC is owned by Glenmoor and certain managers of the Manager. Glenmoor is a limited liability partnership whose partners consist primarily of members of senior management of the General Partner and the Manager, including Alfred W. Martinelli, Chairman of the Board, Chief Executive Officer, Director of the General Partner, and a Director of the Manager; Ernest R. Varalli, Executive Vice President, Chief Financial Officer,

Treasurer, Director of the General Partner and a Director of the Manager; C. Richard Wilson, Chairman of the Board, President, Chief Operating Officer, Director of the Manager and President and a Director of the General Partner; Stephen C. Muther, Senior Vice President--Administration, General Counsel and Secretary of the Manager and Secretary of the General Partner; Steven C. Ramsey, Vice President--Finance and Treasurer of the Manager; and Michael P. Epperly, Senior Vice President--Operations of the Manager. All of the outstanding Senior A Convertible Preferred Stock of BAC is owned by the ESOP. Comerica Bank-Illinois serves as trustee of the ESOP.

  In connection with the Acquisition, the General Partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the proceeds to purchase the Senior A Convertible Preferred Stock from BAC. BAC used the $63 million proceeds of the sale of the Senior A Convertible Preferred Stock to the ESOP plus $6 million of proceeds from the sale of BAC common stock to Glenmoor to pay the Acquisition purchase price, Acquisition-related expenses and to make a capital contribution to the General Partner to maintain its net worth at not less than $5,000,000.

  On March 22, 1996, the General Partner amended the Partnership Agreement to
(a) extend the period under which the General Partner would agree to act as general partner of the Partnership until the later of (i) December 23, 2011 or
(ii) the date the ESOP loan is paid in full, (b) clarify that fair market value of the GP Units includes the value of the right to receive incentive compensation for purposes of determining the amount required to be paid to the General Partner by any successor general partner of the Partnership, and (c) reduce the threshold for payment of Restricted Payments by the General Partner or the Manager from $23,000,000 to $5,000,000. The Partnership received an opinion of counsel that the execution of the amendment to the Partnership Agreement would not (a) result in the loss of limited liability of any Limited Partner or (b) result in the Partnership or any Operating Partnership being treated as an association taxable as a corporation for federal income tax purposes. The amendment to the Partnership Agreement and related opinion of counsel were approved on behalf of the Partnership by a special committee of disinterested directors of the General Partner comprised of William C. Pierce,
A. Leon Fergenson and Edward F. Kosnik.

  Also on March 22, 1996, the General Partner amended and restated the Incentive Compensation Agreement to (a) delete American Financial as a party to the agreement, (b) eliminate certain provisions relating to distribution support obligations which expired in 1991, and (c) clarify that the Incentive Compensation Agreement terminates if the General Partner is removed as general partner of the Partnership. The amended and restated agreement was approved on behalf of the Partnership by a special committee of disinterested directors of the Partnership comprised of William C. Pierce, A. Leon Fergenson and Edward
F. Kosnik.

  Under the Partnership Agreement and the Operating Partnership Agreements, as well as the Management Agreements, the General Partner, the Manager and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnerships. These costs and expenses include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to officers and other employees of the General Partner and Manager, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Such reimbursed amounts constitute a substantial portion of the revenues of the General Partner and the Manager. These costs and expenses reimbursed by the Partnership totaled $55.3 million in 1995.

  The Partnership received management consulting services from PCEM through June 1995. The cost of this management consulting service allocated to the Partnership in 1995 totaled $60,000. On July 18, 1995, a special committee of disinterested directors of the General Partner, acting on behalf of the Partnership, agreed to replace the management consulting service allocation from PCEM with a

Senior Management Charge from American Financial equalling $1,400,000 per annum, and an Overhead Allocation estimated to be 3% of overall American Financial non-executive administrative overhead or $450,000 per annum. This allocation was intended to cover the services of Messrs. Martinelli, Varalli, Hahl and other senior American Financial officers who from time to time provide advice regarding Partnership matters, as well as treasury, pension, human resources, risk management, claims and litigation services which the Partnership receives from time to time from American Financial personnel. Amounts paid in 1995 to American Financial for allocated expenses equaled $925,000. See "Executive Compensation--Summary Compensation and Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

  On March 22, 1996, the General Partner entered into the Glenmoor Management Agreement pursuant to which Glenmoor agreed to provide certain management functions to the General Partner and the Manager. Glenmoor shall receive an annual management fee, which shall be approved each year by the disinterested directors of the General Partner. The management fee includes a Senior Administrative Charge of not less than $975,000, reimbursement for certain compensation costs and expenses and participation of Glenmoor employees in the Manager's employee benefit plans, including the ESOP. The aggregate management fee to Glenmoor is expected to be less than the amounts paid by the General Partner and the Manager to American Financial and senior management for similar services. The Glenmoor Management Agreement was approved by a special committee of disinterested directors of the General Partner comprised of William C. Pierce, A. Leon Fergenson and Edward F. Kosnik.

  The Incentive Compensation Agreement, as amended, provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.65 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 25 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.65 but is not more than $0.70 plus (ii) 30 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.70 but is not more than $0.80 plus (iii) 40 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.80 but is not more than $0.90 plus (iv) 50 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.90. The General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $20.00 (the initial public offering price of the LP Units) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering. Incentive compensation paid by the Partnership to the General Partner totaled $481,000 in 1995.

  On February 9, 1996, the General Partner announced a quarterly distribution of $0.75 per GP and LP Unit payable on February 29, 1996. As such distribution exceeds a target of $0.65 per LP Unit, the Partnership will pay the General Partner incentive compensation aggregating $331,000 as a result of this distribution.

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

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
      *2.1       --Share Purchase Agreement dated as of January 5, 1996 between
                  BMC Acquisition Company and Pennsylvania Company.
      *2.2       --Amendment to Share Purchase Agreement dated as of March 22,
                  1996 between BMC Acquisition Company and Pennsylvania Compa-
                  ny.
       3.1       --Amended and Restated Agreement of Limited Partnership of the
                  Partnership, dated as of December 23, 1986.(1) (Exhibit 3.1)
       3.2       --Amendment No. 1 to the Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated July 18,
                  1995.(10) (Exhibit 3.1)
      *3.3       --Amendment No. 2 to the Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated March 22, 1996.
       3.4       --Amended and Restated Certificate of Limited Partnership of
                  the Partnership, dated as of November 18, 1986.(1) (Exhibit
                  3.1)
       4.1       --Indenture of Mortgage and Deed of Trust and Security Agree-
                  ment, dated as of December 15, 1986, by Buckeye to Pittsburgh
                  National Bank and J. G. Routh, as Trustees.(1) (Exhibit 4.1)
       4.2       --Note Purchase Agreement, dated as of December 15, 1986,
                  among Buckeye and the several purchasers named therein relat-
                  ing to $300,000,000 of First Mortgage Notes.(1) (Exhibit 4.2)
       4.3       --First Supplemental Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of December 1, 1987, by
                  Buckeye Pipe Line Company, L.P., to Pittsburgh National Bank
                  and J. G. Routh, as Trustees.(2) (Exhibit 4.4)
       4.4       --Second Supplemental Indenture and Deed of Trust and Security
                  Agreement, dated as of November 30, 1992 by Buckeye Pipe Line
                  Company, L.P. to Pittsburgh National Bank and J. G. Routh, as
                  Trustees.(3) (Exhibit 4.5)
       4.5       --Third Supplemental Indenture and Deed of Trust and Security
                  Agreement, dated as of December 31, 1993, by Buckeye Pipe
                  Line Company, L.P. to Pittsburgh National Bank and J. G.
                  Routh, as Trustees.(8) (Exhibit 4.5)
       4.6       --Note Purchase and Private Shelf Agreement, dated as of De-
                  cember 31, 1993 between Buckeye Pipe Line Company, L.P. and
                  The Prudential Insurance Company of America.(8) (Exhibit 4.6)
       4.7       --Fourth Supplemental Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of March 15, 1994, by Buck-
                  eye Pipe Line Company, L.P., to PNC Bank, National Associa-
                  tion and J.G. Routh, as Trustees.(9) (Exhibit 4.8)

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
       4.8       --Fifth Supplemental Indenture of Mortgage and Deed of Trust
                   and Security Agreement, dated as of March 30, 1994, by Buck-
                   eye Pipe Line Company, L.P., to PNC Bank, National Associa-
                   tion and J.G. Routh, as Trustees.(9) (Exhibit 4.9)
       4.9       --Certain instruments with respect to long-term debt of the
                   Operating Partnerships which relate to debt that does not ex-
                   ceed 10 percent of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item
                   601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. (S)229.601.
                   The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
      10.1       --Amended and Restated Agreement of Limited Partnership of
                   Buckeye, dated as of December 23, 1986.(1)(4) (Exhibit 10.1)
     *10.2       --Management Agreement, dated March 22, 1996 between the Gen-
                   eral Partner and Glenmoor.
      10.3       --Management Agreement, dated November 18, 1986, between the
                   Manager and Buckeye.(1)(5) (Exhibit 10.4)
     *10.4       --Amended and Restated Incentive Compensation Agreement, dated as of March 22, 1996, between the General Partner and the
                   Partnership.
      10.5       --Annual Incentive Compensation Plan for key employees of the
                   Manager.(1)(6) (Exhibit 10.8)
      10.6       --Form of Long-Term Incentive Compensation Plan for key em-
                   ployees of the Manager.(1)(6) (Exhibit 10.9)
      10.7       --Unit Option and Distribution Equivalent Plan of Buckeye
                   Partners, L.P.(6)(7) (Exhibit 10.10)
      10.8       --Buckeye Management Company Unit Option Loan Program.(6)(7)
                   (Exhibit 10.11)
      10.9       --Buckeye Pipe Line Company Benefit Equalization Plan.(3)(6)
                   (Exhibit 10.10)
     *11.1       --Computation of earnings per Unit.
     *21.1       --List of subsidiaries of the Partnership.
      *27        --Financial Data Schedule

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

 (8) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1993.

 (9) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(10) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 * Filed herewith

  (b) Reports on Form 8-K filed during the quarter ended December 31, 1995:

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

                                          Buckeye Partners, L.P.
                                               (Registrant)

                                          By: Buckeye Management Company,
                                                     as General Partner

                                                  /s/ Alfred W. Martinelli
Dated: March 26, 1996                     By: _________________________________
                                                    Alfred W. Martinelli
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                   /s/ Brian F. Billings
Dated: March 26, 1996                     By: _________________________________
                                                     Brian F. Billings
                                                          Director

                                                   /s/ A. Leon Fergenson
Dated: March 26, 1996                     By: _________________________________
                                                     A. Leon Fergenson
                                                          Director

                                                    /s/ Edward F. Kosnik
Dated: March 26, 1996                     By: _________________________________
                                                      Edward F. Kosnik
                                                          Director

                                                  /s/ Alfred W. Martinelli
Dated: March 26, 1996                     By: _________________________________
                                                    Alfred W. Martinelli
                                                 Chairman of the Board and
                                                          Director
                                               (Principal Executive Officer)

                                                   /s/ William C. Pierce
Dated: March 26, 1996                     By: _________________________________
                                                     William C. Pierce
                                                          Director

                                                   /s/ Ernest R. Varalli
Dated: March 26, 1996                     By: _________________________________
                                                     Ernest R. Varalli
                                                 Executive Vice President,
                                                  Chief Financial Officer,
                                                   Treasurer and Director
                                                 (Principal Accounting and
                                                     Financial Officer)

                                                   /s/ C. Richard Wilson
Dated: March 26, 1996                     By: _________________________________
                                                     C. Richard Wilson
                                                   President and Director

                                                    /s/ Robert H. Young
Dated: March 26, 1996                     By: _________________________________
                                                      Robert H. Young
                                                          Director

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 26, 1996 (March 22, 1996 as to Note 3); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Buckeye Partners, L.P. and subsidiaries referred to in Item 14. These consolidated financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 26, 1996 (March 22, 1996
as to Note 3)

                                                                      SCHEDULE I

                             BUCKEYE PARTNERS, L.P.
                  REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1995     1994
                                                               -------- --------
Assets
  Current assets
    Cash and cash equivalents................................. $  4,209 $     41
       Temporary investments..................................      895    2,255
    Other current assets......................................       44       30
                                                               -------- --------
      Total current assets....................................    5,148    2,326
  Investments in and advances to subsidiaries (at equity).....  262,030  245,689
                                                               -------- --------
      Total assets............................................ $267,178 $248,015
                                                               -------- --------
                                                               -------- --------
Liabilities and partners' capital
  Current liabilities......................................... $  4,993 $  2,039
                                                               -------- --------
  Partners' capital
    General Partner...........................................    2,622    2,460
    Limited Partners..........................................  259,563  243,516
                                                               -------- --------
      Total partners' capital.................................  262,185  245,976
                                                               -------- --------
      Total liabilities and partners' capital................. $267,178 $248,015
                                                               -------- --------
                                                               -------- --------

                              STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Equity in income of subsidiaries................. $ 50,388  $ 46,250  $ 39,462
Operating expenses...............................      (29)      (16)      (10)
Interest income..................................       20       --        --
Interest and debt expense........................      (58)      (57)      (86)
Incentive compensation to General Partner........     (481)     (360)      --
                                                  --------  --------  --------
      Net income................................. $ 49,840  $ 45,817  $ 39,366
                                                  --------  --------  --------
                                                  --------  --------  --------
                            STATEMENTS OF CASH FLOWS
                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $ 49,840  $ 45,817  $ 39,366
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed earnings of subsidiaries.......  (16,341)  (11,982)   (7,858)
    Change in assets and liabilities:
      Temporary investments......................    1,360    (2,005)     (250)
      Other current assets.......................      (14)      (12)      342
      Current liabilities........................    2,954       347     1,287
                                                  --------  --------  --------
      Net cash provided by operating activities..   37,799    32,165    32,887
Cash flows from financing activities:
  Capital contributions..........................        4         4       --
  Proceeds from exercise of unit options.........      374       428       --
  Distributions to Unitholders...................  (34,009)  (33,968)  (31,515)
                                                  --------  --------  --------
  Net increase (decrease) in cash and cash equiv-
   alents........................................    4,168    (1,371)    1,372
  Cash and cash equivalents at beginning of peri-
   od............................................       41     1,412        40
                                                  --------  --------  --------
  Cash and cash equivalents at end of period..... $  4,209  $     41  $  1,412
                                                  ========  ========  ========

See footnotes to consolidated financial statements of Buckeye Partners, L.P.

                                                                    SCHEDULE II

                            BUCKEYE PARTNERS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                          BALANCE AT  CHARGED TO   CHARGED TO               BALANCE
                          BEGINNING    COSTS AND     OTHER                  AT END
DESCRIPTION               OF PERIOD  EXPENSES, NET  ACCOUNTS  DEDUCTIONS   OF PERIOD
-----------               ---------- ------------- ---------- ----------   ---------
Year ended December 31,
 1995
Reserve for discontinued
 operations.............   $   --        $--          $--      $   --        $--
                           =======       ====         ====     =======       ====
Year ended December 31,
 1994
Reserve for discontinued
 operations.............   $   --        $--          $--      $   --        $--
                           =======       ====         ====     =======       ====
Year ended December 31,
 1993
Reserve for discontinued
 operations.............   $21,768       $127         $--      $21,895(a)    $--
                           =======       ====         ====     =======       ====

--------
(a) Represents disposition of discontinued operations upon sale of net assets of discontinued operations during 1993.