Form 10-Q
period 1996-03-31
BUCKEYE PARTNERS L P
filed 1996-04-23
CIK 805022

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996 or

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


         Class                                Outstanding at April 17, 1996
Limited Partnership Units                            12,047,230 Units

                          BUCKEYE PARTNERS, L.P.

                                   INDEX


                                                       Page No.
Part I.   Financial Information


Item 1.   Consolidated Financial Statements


     Consolidated Statements of Income                      1
      for the three months ended March 31,
      1996 and 1995


     Consolidated Balance Sheets                            2
      March 31, 1996 and December 31, 1995


     Consolidated Statements of Cash Flows                  3
      for the three months ended March 31,
      1996 and 1995


     Notes to Consolidated Financial Statements           4-6


Item 2.   Management's Discussion and Analysis            7-8
           of Financial Condition and Results
           of Operations



Part II.  Other Information


Item 1.   Legal Proceedings                                 9

Item 6.   Exhibits and Reports on Form 8-K                  9

                      Part I - Financial Information


Item 1.   Consolidated Financial Statements



                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    1996        1995
Revenue                                           $46,269     $44,234

Costs and expenses
 Operating expenses                                22,854      21,954
 Depreciation and amortization                      2,857       2,832
 General and administrative expenses                3,228       2,604
   Total costs and expenses                        28,939      27,390

Operating income                                   17,330      16,844

Other income (expenses)
 Interest income                                      275         211
 Interest and debt expense                         (5,492)     (5,443)
 Minority interests and other                        (455)       (207)
   Total other income (expenses)                   (5,672)     (5,439)

Net income                                        $11,658     $11,405

Net income allocated to General Partner           $   117     $   114

Net income allocated to Limited Partners          $11,541     $11,291

Net income allocated to General and Limited
 Partners per Partnership Unit                    $  0.96     $  0.94



See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                        Consolidated Balance Sheets
                              (In thousands)


                                              March 31,   December 31,
                                                1996          1995
                                             (Unaudited)
Assets

 Current assets
  Cash and cash equivalents                   $ 16,291       $ 16,213
  Temporary investments                              -            895
  Trade receivables                             15,040         16,295
  Inventories                                    1,596          1,561
  Prepaid and other current assets               8,294          7,272
   Total current assets                         41,221         42,236

 Property, plant and equipment, net            508,029        509,944
 Other non-current assets                          465            466

   Total assets                               $549,715       $552,646


Liabilities and partners' capital

 Current liabilities
  Current portion of long-term debt           $  2,975       $      -
  Accounts payable                                 745          2,406
  Accrued and other current liabilities         18,634         23,016
   Total current liabilities                    22,354         25,422

 Long-term debt                                211,025        214,000
 Minority interests                              2,810          2,781
 Other non-current liabilities                  48,242         48,258
 Commitments and contingent liabilities              -              -
   Total liabilities                           284,431        290,461

 Partners' capital
  General Partner                                2,653          2,622
  Limited Partners                             262,631        259,563

   Total partners' capital                     265,284        262,185

   Total liabilities and partners'
   capital                                    $549,715       $552,646



See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                   Consolidated Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                      1996       1995
Cash flows from operating activities:
 Net income                                         $ 11,658   $ 11,405

 Adjustments to reconcile income to net cash
  provided by operating activities:
   Depreciation and amortization                       2,857      2,832
   Minority interests                                    124        117
   Distributions to minority interests                   (95)       (83)
   Changes in assets and liabilities:
     Temporary investments                               895        400
     Trade receivables                                 1,255      3,491
     Inventories                                         (35)       (90)
     Prepaid and other current assets                 (1,022)       204
     Accounts payable                                 (1,661)    (1,127)
     Accrued and other current liabilities            (4,382)    (1,076)
     Other non-current assets                              1       (106)
     Other non-current liabilities                       (16)        90
      Total adjustments                               (2,079)     4,652

     Net cash provided by operating activities         9,579     16,057

Cash flows from investing activities:
 Capital expenditures                                   (935)    (4,827)
 Expenditures for disposal of property,
  plant and equipment, net                                (7)       (36)

     Net cash used in investing activities              (942)    (4,863)

Cash flows from financing activities:
 Capital contribution                                      6          1
 Proceeds from exercise of unit options                  560        158
 Distributions to Unitholders                         (9,125)    (8,496)

     Net cash used in financing activities            (8,559)    (8,337)

Net increase in cash and cash equivalents                 78      2,857
Cash and cash equivalents at beginning of period      16,213      6,071

Cash and cash equivalents at end of period          $ 16,291   $  8,928

Supplemental cash flow information:
   Cash paid during the period for interest
     (net of amount capitalized)                    $  5,539   $  5,548



See notes to consolidated financial statements.

                          BUCKEYE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1995, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

Effective January 1, 1996, the Partnership has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS 123 encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. The Partnership, however, has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Partnership will disclose the required pro-forma effect on net income and earnings per unit in the 1996 annual financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.


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


3.   PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General   Limited
                                   Partner   Partners    Total
                                          (In thousands)
  Partners' Capital - 1/1/96       $2,622    $259,563  $262,185
  Net Income                          117      11,541    11,658
  Distributions                       (92)     (9,033)   (9,125)
  Exercise of unit options and
    capital contributions               6         560       566

  Partners' Capital - 3/31/96      $2,653    $262,631  $265,284

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                                      Three Months Ended
                                           March 31,
                                      1996           1995
Units outstanding from
 beginning of period               12,151,242     12,137,434
Weighted average number
 of units issued upon
 exercise of unit options               8,803          1,688

Weighted average number
 of units outstanding              12,160,045     12,139,122


4.   CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Mortgage Note Indenture.

The Partnership has declared a cash distribution of $0.75 per unit payable on May 31, 1996 to unitholders of record on May 6, 1996. The total distribution will amount to approximately $9,127,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.


RESULTS OF OPERATIONS

First Quarter

Revenue for the first quarter 1996 was $46.3 million or 4.8 percent greater than revenue of $44.2 million for the first quarter 1995. Volume for the first quarter 1996 was 1,007,400 barrels per day, 2,200 barrels per day or
0.2 percent less than volume of 1,009,600 barrels per day for the first quarter 1995. The effect of tariff increases instituted in May and June of 1995, along with increases in longer haul movements at higher tariff rates, more than offset the slight decline in volumes transported. Distillate volumes increased by 4.7 percent over 1995 levels primarily as the result of colder weather in the Northeast. Temperatures averaged 12.1 percent colder during the first quarter of 1996 than temperatures experienced during the first quarter of 1995. Gasoline and turbine fuel volumes were both 1.9 percent lower during the first quarter of 1996 than the first quarter of 1995. Severe winter storms, particularly in the Northeast, curtailed both air and ground traffic during January and February. In addition, refined petroleum product inventories were reduced during the first quarter of 1996 resulting in less physical deliveries than might otherwise have occurred.

Costs and expenses for the first quarter of 1996 were $28.9 million or 5.5 percent greater than costs and expenses of $27.4 million for the first quarter of 1995. Expense increases over last year occurred in payroll overheads, casualty losses, outside services and rentals. Offsetting these increases, to some extent, were declines in supplies, operating power and travel expenses.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $5.7 million for the first quarter of 1996 and a net expense of $5.4 million for the first quarter of 1995. The majority of the expense is related to interest on long-term debt, of which the principal outstanding was equal during the two periods.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 1996 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                  As of
                                        3/31/96        12/31/95
Current ratio                           1.8 to 1       1.7 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities     1.4 to 1       1.3 to 1
Working capital (in thousands)          $18,867        $16,814
Ratio of total debt to total capital    .44 to 1       .45 to 1
Book value (per Unit)                   $21.80         $21.58

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the three months ended March 31, 1996, cash provided by operations of $9.6 million was derived principally from net income before depreciation of $14.5 million, offset by a $4.9 million use of cash in operating working capital changes.

For the three months ended March 31, 1995, cash provided by operations of $16.1 million was derived principally from net income before depreciation of $14.2 million and a $1.9 million source of cash primarily from operating working capital changes.


Debt Obligation and Credit Facilities

At March 31, 1996, the Partnership had $211.0 million in outstanding long-term debt and $3.0 million in current debt representing the First Mortgage Notes of Buckeye. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

The indenture, as amended and pursuant to which the First Mortgage Notes were issued, permits Buckeye, under certain circumstances, to issue additional First Mortgage Notes provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At March 31, 1996, there were no outstanding borrowings under these facilities.

At March 31, 1996, the ratio of total debt to total capital was 44 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


Capital Expenditures

At March 31, 1996, approximately 92 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 1996 totaled $0.9 million compared to $4.8 million during the three months ended March 31, 1995. During both periods, capital expenditures were paid from internally generated funds.

                        Part II - Other Information




Item 1.   Legal Proceedings


For information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1995.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   -  Computation of Earnings Per Unit

     27   -  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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



Dated:  April 23, 1996        By:  /s/ E. R. Varalli

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