Form 10-Q
period 1996-06-30
BUCKEYE PARTNERS L P
filed 1996-07-17
CIK 805022

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996 or

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


         Class                                 Outstanding at July 12, 1996
Limited Partnership Units                            12,054,480 Units

                          BUCKEYE PARTNERS, L.P.

                                   INDEX


                                                       Page No.
Part I.   Financial Information


Item 1.   Consolidated Financial Statements


     Consolidated Statements of Income                      1
      for the three months and six months
      ended June 30, 1996 and 1995


     Consolidated Balance Sheets                            2
      June 30, 1996 and December 31, 1995


     Consolidated Statements of Cash Flows                  3
      for the six months ended June 30, 1996
      and 1995


     Notes to Consolidated Financial Statements           4-6


Item 2.   Management's Discussion and Analysis            7-9
           of Financial Condition and Results
           of Operations



Part II.  Other Information


Item 1.   Legal Proceedings                                10

Item 6.   Exhibits and Reports on Form 8-K                 10

                         Part I - Financial Information


Item 1.   Consolidated Financial Statements



                             Buckeye Partners, L.P.
                        Consolidated Statements of Income
                     (In thousands, except per Unit amounts)
                                   (Unaudited)

 Three Months Ended                                        Six Months Ended
      June 30,                                                 June 30,
  1996      1995                                           1996      1995
$44,633   $46,011   Revenue                              $ 90,902  $ 90,245

                    Costs and expenses
 25,435    22,700    Operating expenses                    48,289    44,654
  2,838     2,824    Depreciation and amortization          5,695     5,656
  3,381     2,600    General and administrative expenses    6,609     5,204
 31,654    28,124      Total costs and expenses            60,593    55,514

 12,979    17,887   Operating income                       30,309    34,731

                    Other income (expenses)
    413       267    Interest income                          688       478
 (5,463)   (5,397)   Interest and debt expense            (10,955)  (10,840)
  2,330      (222)   Minority interests and other           1,875      (429)
 (2,720)   (5,352)     Total other income (expenses)       (8,392)  (10,791)

$10,259   $12,535   Net income                           $ 21,917  $ 23,940

                    Net income allocated to General
$   102   $   125    Partner                             $    219  $    239

                    Net income allocated to Limited
$10,157   $12,410    Partners                            $ 21,698  $ 23,701

$  0.84   $  1.03   Net income per unit                  $   1.80  $   1.97



See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                        Consolidated Balance Sheets
                              (In thousands)


                                               June 30,   December 31,
                                                 1996         1995
                                             (Unaudited)
Assets

 Current assets
  Cash and cash equivalents                   $ 17,678      $ 16,213
  Temporary investments                          5,795           895
  Trade receivables                             15,370        16,295
  Inventories                                    1,657         1,561
  Prepaid and other current assets               7,780         7,272
   Total current assets                         48,280        42,236

 Property, plant and equipment, net            508,097       509,944
 Other non-current assets                          465           466

   Total assets                               $556,842      $552,646


Liabilities and partners' capital

 Current liabilities
  Current portion of long-term debt           $  5,950      $      -
  Accounts payable                               2,354         2,406
  Accrued and other current liabilities         22,696        23,016
   Total current liabilities                    31,000        25,422

 Long-term debt                                208,050       214,000
 Minority interests                              2,815         2,781
 Other non-current liabilities                  48,357        48,258
 Commitments and contingent liabilities              -             -
   Total liabilities                           290,222       290,461

 Partners' capital
  General Partner                                2,666         2,622
  Limited Partners                             263,954       259,563

   Total partners' capital                     266,620       262,185

   Total liabilities and partners'
   capital                                    $556,842      $552,646



See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                   Consolidated Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                              (In thousands)
                                (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      1996       1995
Cash flows from operating activities:
 Net income                                         $ 21,917   $ 23,940

 Adjustments to reconcile income to net cash
  provided by operating activities:
   Gain on sale of land                               (2,871)         -
   Depreciation and amortization                       5,695      5,656
   Minority interests                                    225        248
   Distributions to minority interests                  (191)      (170)
   Changes in assets and liabilities:
     Temporary investments                            (4,900)       806
     Trade receivables                                   925      2,986
     Inventories                                         (96)       (83)
     Prepaid and other current assets                   (508)       243
     Accounts payable                                    (52)       915
     Accrued and other current liabilities              (320)       419
     Other non-current assets                              1       (106)
     Other non-current liabilities                        99         (1)
      Total adjustments                               (1,993)    10,913

     Net cash provided by operating activities        19,924     34,853

Cash flows from investing activities:
 Capital expenditures                                 (4,397)    (8,695)
 Proceeds from sale of land                            3,444          -
 Expenditures for disposal of property,
  plant and equipment, net                               (24)       (44)

     Net cash used in investing activities              (977)    (8,739)

Cash flows from financing activities:
 Capital contribution                                      8          3
 Proceeds from exercise of unit options                  768        272
 Distributions to Unitholders                        (18,258)   (16,999)

     Net cash used in financing activities           (17,482)   (16,724)

Net increase in cash and cash equivalents              1,465      9,390
Cash and cash equivalents at beginning of period      16,213      6,071

Cash and cash equivalents at end of period          $ 17,678   $ 15,461

Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                       $ 11,179   $ 11,016



See notes to consolidated financial statements.

                          BUCKEYE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1995, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and the results of operations for the three month and six month periods ended June 30, 1996 and 1995, and cash flows for the six month periods ended June 30, 1996 and 1995.

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


3.   PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General   Limited
                                   Partner   Partners    Total
                                          (In thousands)
  Partners' Capital - 1/1/96       $2,622    $259,563  $262,185
  Net Income                          219      21,698    21,917
  Distributions                      (183)    (18,075)  (18,258)
  Exercise of unit options and
    capital contributions               8         768       776

  Partners' Capital - 6/30/96      $2,666    $263,954  $266,620

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                              1996         1995        1996         1995
Units outstanding from
 beginning of period       12,168,919   12,143,191  12,151,242   12,137,434
Weighted average number
 of units issued upon
 exercise of unit options       4,749        2,961      15,565        5,203

Weighted average number
 of units outstanding      12,173,668   12,146,152  12,166,807   12,142,637


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

The Partnership has declared a cash distribution of $.75 per unit payable on August 30, 1996 to unitholders of record on August 6, 1996. The total distribution will amount to approximately $9,132,000.


5.   RESTRUCTURING

In order to reduce future payroll and benefit costs, the General Partner offered a voluntary early retirement program to certain salaried employees of Buckeye Pipe Line Company (the "Manager") who were at least 55 years old with a minimum of 15 years of service. A total of 23 employees accepted the early retirement offer. The General Partner also terminated involuntarily seven other employees under the terms of its existing severance policy. Total costs of $2.5 million, related to the restructuring, were charged to operating costs and expenses during the second quarter of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.


RESULTS OF OPERATIONS

Second Quarter

Revenue for the second quarter 1996 was $44.6 million or 3.0 percent less than revenue of $46.0 million for the second quarter 1995. Volume for the second quarter 1996 was 982,900 barrels per day, 12,000 barrels per day or
1.2 percent less than volume of 994,900 barrels per day for the second quarter 1995. During the second quarter, gasoline and distillate volumes fell below the second quarter of last year, while turbine fuel volumes rose slightly. Declines in gasoline and distillate deliveries generally reflect a reduction in inventories held by marketers in response to a significant increase in product prices early in the period. Gasoline volumes declined
2.0 percent from 1995 levels, while distillate volumes declined 3.5 percent from second quarter 1995 levels. Turbine fuel volumes increased by 0.3 percent over second quarter 1995 levels. The majority of the volume increase occurred at JFK and Newark airports.

Costs and expenses for the second quarter 1996 were $31.7 million or 12.8 percent greater than costs and expenses of $28.1 million for the second quarter 1995. In order to reduce future payroll and benefit costs, the General Partner offered a voluntary early retirement program to certain salaried employees of the Manager. A total of 23 employees accepted the early retirement offer. The General Partner also terminated involuntarily seven other employees. Total costs associated with the restructuring amounted to $2.5 million. Future savings in payroll and benefit expense resulting from the restructuring are estimated to exceed $3.2 million per year. Other expense increases over second quarter 1995 resulted from additional use of outside services and additional costs of payroll overheads. Offsetting these increases to some extent were decreases in power costs and supplies expense.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $2.7 million for the second quarter 1996 as compared to a net expense of $5.4 million for the second quarter 1995. During the quarter, the Partnership sold three parcels of land for a net gain of $2.9 million. Proceeds from the land sales amounted to $3.4 million. The land sold was not used in the direct operation of the pipeline system. Interest expense of $5.5 million for the second quarter 1996 was comparable to the second quarter 1995 interest expense of $5.4 million.


First Six Months

Revenue for the first six months of 1996 was $90.9 million or 0.8 percent greater than revenue of $90.2 million for the first six months of 1995. Volume for the first six months of 1996 was 995,100 barrels per day, 7,100 barrels per day or 0.7 percent less than volume of 1,002,200 barrels per day for the first six months of 1995. The effect of tariff increases in May and June of 1995 more than offset the slight volume decline. During the first six months, gasoline and turbine fuel volumes fell below the first six months of last year, while distillate volumes increased.
Gasoline volumes declined 1.9 percent from 1995 levels. This decline in gasoline deliveries reflects a reduction in inventories held by marketers in response to a significant increase in product prices early in the second quarter. Also, severe winter storms, particularly in the Northeast, curtailed both air and ground traffic during January and February. Turbine fuel volumes were down by 0.8 percent from last year as volumes lost because of the severe winter weather were not completely offset by second quarter gains. Distillate volumes rose by 1.2 percent from 1996 levels. While severe winter weather negatively impacted gasoline and turbine fuel volumes, it had a favorable impact on distillate volumes on a year-to-date basis.

Costs and expenses for the first six months of 1996 were $60.6 million as compared to $55.5 million for the first six months of 1995. As discussed above in Results of Operations-Second Quarter, the Partnership recorded a one-time $2.5 million restructuring charge. Also, the additional use of outside services and increases in payroll overhead and casualty loss expense contributed to expense increases over 1995 levels. Offsetting these increases to some extent were decreases in power costs and supplies expense during the first six months of 1996 as compared to the first six months of 1995.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $8.4 million for the first six months of 1996 as compared to a net expense of $10.8 million for the first six months of 1995. The majority of this favorable variance is related to the $2.9 million gain recognized on the sale of land during the second quarter. Interest expense of $11.0 million for the first six months of 1996 was slightly greater than interest expense of $10.8 million for the first six months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 1996 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                 As of
                                        6/30/96        12/31/95
Current ratio                           1.6 to 1       1.7 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities     1.3 to 1       1.3 to 1
Working capital (in thousands)          $17,280        $16,814
Ratio of total debt to total capital    .44 to 1       .45 to 1
Book value (per Unit)                   $21.90         $21.58

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the six months ended June 30, 1996, cash provided by operations of $19.9 million was derived principally from net income before depreciation of $27.6 million offset by a $4.9 million use of cash for operating working capital purposes. Cash was used primarily for increases in temporary investments and prepaid and other current assets and reductions in accrued and other current liabilities. Decreases in accounts receivable provided a source of cash. A $2.9 million gain on sale of land was deducted from net income before arriving at cash provided by operating activities. Remaining cash sources of $0.1 million were related to an increase in non-current liabilities.

For the six months ended June 30, 1995, cash provided by operations of $34.9 million was derived principally from net income before depreciation of $29.6 million and operating working capital decreases of $5.4 million. Changes in operating working capital were primarily due to a decrease in temporary investments and trade receivables and an increase in accounts payable. Remaining net cash uses, which amounted to $0.1 million, were related to an increase in non-current assets.


Debt Obligation and Credit Facilities

At June 30, 1996, the Partnership had $208.0 million in outstanding long-term debt and $6.0 million in current debt representing the First Mortgage Notes of Buckeye Pipe Line Company, L.P. ("Buckeye"). The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

The indenture, as amended and pursuant to which the First Mortgage Notes were issued, permits Buckeye, under certain circumstances, to issue additional First Mortgage Notes provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At June 30, 1996, there were no outstanding borrowings under these facilities.

At June 30, 1996, the ratio of total debt to total capital was 44 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


Capital Expenditures

At June 30, 1996, approximately 91 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 1996 totaled $4.4 million compared to $8.7 million during the six months ended June 30, 1995. During both periods, capital expenditures were paid from internally generated funds.

                        Part II - Other Information




Item 1.   Legal Proceedings

For information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1995.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   -  Computation of Earnings Per Unit

     27   -  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                              By:  Buckeye Management Company,
                                    as General Partner



Dated:  July 16, 1996         By:  /s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)

                             INDEX TO EXHIBITS

Exhibit Number      Description                             Page
     11             Computation of Earnings Per Unit