Form 10-Q
period 1996-09-30
BUCKEYE PARTNERS L P
filed 1996-10-23
CIK 805022

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996 or

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


         Class                        Outstanding at October 15, 1996
Limited Partnership Units                    12,060,180 Units

                          BUCKEYE PARTNERS, L.P.

                                   INDEX


                                                       Page No.
Part I.   Financial Information


Item 1.   Consolidated Financial Statements


     Consolidated Statements of Income                      1
      for the three months and nine months
      ended September 30, 1996 and 1995


     Consolidated Balance Sheets                            2
      September 30, 1996 and December 31, 1995


     Consolidated Statements of Cash Flows                  3
      for the nine months ended September 30, 1996
      and 1995


     Notes to Consolidated Financial Statements           4-6


Item 2.   Management's Discussion and Analysis            7-9
           of Financial Condition and Results
           of Operations



Part II.  Other Information


Item 1.   Legal Proceedings                                10

Item 6.   Exhibits and Reports on Form 8-K                 10

                         Part I - Financial Information


Item 1.   Consolidated Financial Statements



                             Buckeye Partners, L.P.
                        Consolidated Statements of Income
                     (In thousands, except per Unit amounts)
                                   (Unaudited)

 Three Months Ended                                       Nine Months Ended
    September 30,                                           September 30,
  1996      1995                                           1996      1995
$45,083   $46,195   Revenue                              $135,985  $136,440

                    Costs and expenses
 21,228    22,732    Operating expenses                    69,517    67,386
  2,817     2,798    Depreciation and amortization          8,512     8,454
  3,417     2,813    General and administrative expenses   10,026     8,017
 27,462    28,343      Total costs and expenses            88,055    83,857

 17,621    17,852   Operating income                       47,930    52,583

                    Other income (expenses)
    409       227    Interest income                        1,097       705
 (5,447)   (5,413)   Interest and debt expense            (16,402)  (16,253)
   (566)     (273)   Minority interests and other           1,309      (702)
 (5,604)   (5,459)     Total other income (expenses)      (13,996)  (16,250)

$12,017   $12,393   Net income                           $ 33,934  $ 36,333

                    Net income allocated to General
$   120   $   124    Partner                             $    339  $    363

                    Net income allocated to Limited
$11,897   $12,269    Partners                            $ 33,595  $ 35,970

$  0.99   $  1.02   Net income per unit                  $   2.79  $   2.99



See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                        Consolidated Balance Sheets
                              (In thousands)


                                           September 30,  December 31,
                                               1996           1995
                                            (Unaudited)
Assets

 Current assets
  Cash and cash equivalents                   $ 16,059      $ 16,213
  Temporary investments                         10,920           895
  Trade receivables                             10,138        16,295
  Inventories                                    1,708         1,561
  Prepaid and other current assets               9,296         7,272
   Total current assets                         48,121        42,236

 Property, plant and equipment, net            506,544       509,944
 Other non-current assets                          465           466

   Total assets                               $555,130      $552,646


Liabilities and partners' capital

 Current liabilities
  Current portion of long-term debt           $  8,925      $      -
  Accounts payable                               1,815         2,406
  Accrued and other current liabilities         19,543        23,016
   Total current liabilities                    30,283        25,422

 Long-term debt                                205,075       214,000
 Minority interests                              2,842         2,781
 Other non-current liabilities                  47,217        48,258
 Commitments and contingent liabilities              -             -
   Total liabilities                           285,417       290,461

 Partners' capital
  General Partner                                2,697         2,622
  Limited Partners                             267,016       259,563

   Total partners' capital                     269,713       262,185

   Total liabilities and partners'
   capital                                    $555,130      $552,646



See notes to consolidated financial statements.

                          Buckeye Partners, L.P.
                   Consolidated Statements of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                              (In thousands)
                                (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      1996       1995
Cash flows from operating activities:
 Net income                                         $ 33,934   $ 36,333

 Adjustments to reconcile income to net cash
  provided by operating activities:
   Gain on sale of property, plant and equipment      (2,651)         -
   Depreciation and amortization                       8,512      8,454
   Minority interests                                    348        372
   Distributions to minority interests                  (287)      (258)
   Changes in assets and liabilities:
     Temporary investments                           (10,025)      (829)
     Trade receivables                                 6,157      1,665
     Inventories                                        (147)       (92)
     Prepaid and other current assets                 (2,024)      (628)
     Accounts payable                                   (591)      (340)
     Accrued and other current liabilities            (3,473)     1,695
     Other non-current assets                              1       (106)
     Other non-current liabilities                    (1,041)       (79)
      Total adjustments                               (5,221)     9,854

     Net cash provided by operating activities        28,713     46,187

Cash flows from investing activities:
 Capital expenditures                                 (7,312)   (11,745)
 Proceeds from sale of property, plant
  and equipment                                        5,144          -
 Expenditures for disposal of property,
  plant and equipment, net                              (293)      (587)

     Net cash used in investing activities            (2,461)   (12,332)

Cash flows from financing activities:
 Capital contribution                                     10          4
 Proceeds from exercise of unit options                  974        373
 Distributions to Unitholders                        (27,390)   (25,502)

     Net cash used in financing activities           (26,406)   (25,125)

Net (decrease) increase in cash and
 cash equivalents                                       (154)     8,730
Cash and cash equivalents at beginning of period      16,213      6,071

Cash and cash equivalents at end of period          $ 16,059   $ 14,801

Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                       $ 16,664   $ 16,466



See notes to consolidated financial statements.

                          BUCKEYE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1995, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and the results of operations for the three month and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine month periods ended September 30, 1996 and 1995.

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


3.   PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General   Limited
                                   Partner   Partners    Total
                                          (In thousands)
  Partners' Capital - 1/1/96       $2,622    $259,563  $262,185
  Net Income                          339      33,595    33,934
  Distributions                      (274)    (27,116)  (27,390)
  Exercise of unit options and
    capital contributions              10         974       984

  Partners' Capital - 9/30/96      $2,697    $267,016  $269,713

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                              1996         1995        1996         1995
Units outstanding from
 beginning of period       12,176,242   12,147,535  12,151,242   12,137,434
Weighted average number
 of units issued upon
 exercise of unit options       1,557          443      19,228        6,984

Weighted average number
 of units outstanding      12,177,799   12,147,978  12,170,470   12,144,418


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

The Partnership has declared a cash distribution of $.75 per unit payable on November 29, 1996 to unitholders of record on November 6, 1996. The total distribution will amount to approximately $9,137,000.


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


RESULTS OF OPERATIONS

Third Quarter

Revenue for the third quarter 1996 was $45.1 million, $1.1 million or 2.4 percent less than revenue of $46.2 million for the third quarter 1995. Volume transported for the third quarter 1996 was 987,000 barrels per day, 10,300 barrels per day or 1.0 percent less than volume of 997,300 barrels per day for the third quarter 1995. During the third quarter, gasoline and distillate volumes fell below third quarter last year. Gasoline volumes declined 1.6 percent partially due to declines in deliveries to upstate New York. Increases in Canadian imports opened capacity on a shipper-owned pipeline thereby reducing volumes transported by the Partnership. Distillate volumes declined 3.6 percent as inventory levels remain low in comparison to 1995 when shippers took advantage of favorable product prices to build inventories. Meanwhile, turbine fuel volumes increased 1.5 percent primarily due to strong demand at Miami airport. In addition, tariff increases instituted during the third quarter 1996 increased revenue by approximately $500,000 for the quarter.

Costs and expenses for the third quarter 1996 were $27.5 million or 2.8 percent less than costs and expenses of $28.3 million for the third quarter 1995. Favorable tax adjustments and declines in payroll costs, resulting from the recent restructuring, were the primary cause for the decrease. Operating power, travel and supply expense declines also contributed to the favorable variance. Offsetting these declines to some extent were increases in payroll overhead expense.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $5.6 million for the third quarter 1996 as compared to a net expense of $5.5 million for the third quarter 1995. Substantially all of other income (expenses) is related to interest expense.


First Nine Months

Revenue for the first nine months of 1996 was $136.0 million or 0.3 percent less than revenue of $136.4 million for the first nine months of 1995. Volume transported for the first nine months of 1996 was 992,400 barrels per day, 8,100 barrels per day or 0.8 percent less than volume of 1,000,500 barrels per day for the first nine months of 1995. The majority of the decrease is related to declines in gasoline volumes with some decrease in distillate volumes. Offsetting these declines to some extent were increases in LPG and intermediate petroleum product volumes. Gasoline volume declined 1.8 percent from 1995 levels. Severe winter storms, particularly in the Northeast, curtailed both air and ground traffic during January and February. Also, increases in Canadian imports opened capacity on other pipelines thereby reducing volumes transported by the Partnership. In addition, reductions in inventories held by marketers, in response to increases in product prices, negatively impacted gasoline volumes. Distillate volumes declined by 0.2 percent from prior year levels. The favorable impact that the severe winter weather had on distillate volumes in the first quarter was offset by declines in inventory levels during the second quarter. The loss in revenues from declines in volumes was partially offset by tariff increases instituted during the third quarters 1995 and 1996. Incremental 1996 revenues from these tariff increases amounted to approximately $2.0 million.

Costs and expenses for the first nine months of 1996 were $88.1 million as compared to $83.9 million for the first nine months of 1995. During the period, the Partnership recorded a one-time expense of $2.5 million related to employee terminations. Some of this increase in payroll expense has been offset by reduced payroll expense during the third quarter. Also, the additional use of outside services and increases in payroll overhead and casualty loss expense contributed to expense increases over 1995 levels. Offsetting these increases to some extent were declines in expenses related to favorable tax adjustments, reduced power, supplies and travel costs for the first nine months of 1996 as compared to the first nine months of 1995.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $14.0 million for the first nine months of 1996 as compared to a net expense of $16.3 million for the first nine months of 1995. The majority of this favorable variance is related to a $2.9 million gain recognized on the sale of land partially offset by a $0.2 million loss from the sale of a marine terminal and 14-mile pipeline serving McChord Air Force Base in the state of Washington. Also, interest expense and interest income were slightly greater than 1995 levels.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 1996 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                 As of
                                        9/30/96        12/31/95
Current ratio                           1.6 to 1       1.7 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities     1.2 to 1       1.3 to 1
Working capital (in thousands)          $17,838        $16,814
Ratio of total debt to total capital    .44 to 1       .45 to 1
Book value (per Unit)                   $22.14         $21.58

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $26.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the nine months ended September 30, 1996, cash provided by operations of $28.7 million was derived principally from net income before depreciation of $42.4 million offset by a $10.1 million use of cash for operating working capital purposes. Uses of cash for operating working capital purposes included an increase in temporary investments of $10.0 million. Cash was used to increase prepaid and other current assets while reducing accounts payable. During the third quarter, the Partnership began invoicing customers on a weekly rather than monthly basis, thereby decreasing trade receivables, providing $6.2 million of cash. In addition, a $2.7 million gain on the sale of property, plant and equipment was deducted from net income before arriving at cash provided by operating activities. Remaining cash uses of $0.9 million were primarily related to favorable tax adjustments.

For the nine months ended September 30, 1995, cash provided by operations of $46.2 million was derived principally from net income before depreciation of $44.8 million and operating working capital sources of $1.5 million. Sources of cash were primarily due to a decrease in trade receivables and an increase in accrued and other current liabilities, while cash uses included increases in temporary investments and prepaid and other current assets. Remaining net cash uses, which amounted to $0.1 million, were related to an increase in non-current assets.


Debt Obligation and Credit Facilities

At September 30, 1996, the Partnership had $205.1 million in outstanding long-term debt and $8.9 million in current debt representing the First Mortgage Notes of Buckeye Pipe Line Company, L.P. ("Buckeye"). The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

The indenture, as amended and pursuant to which the First Mortgage Notes were issued, permits Buckeye, under certain circumstances, to issue additional First Mortgage Notes provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. Laurel Pipe Line Company, L.P. has an unsecured $1 million line of credit. At September 30, 1996, there were no outstanding borrowings under these facilities.

At September 30, 1996, the ratio of total debt to total capital was 44 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


Capital Expenditures

At September 30, 1996, approximately 91 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 1996 totaled $7.3 million compared to $11.7 million during the nine months ended September 30, 1995. During both periods, capital expenditures were paid from internally generated funds.

                        Part II - Other Information




Item 1.   Legal Proceedings

For information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1995.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   -  Computation of Earnings Per Unit

     27   -  Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended September
     30, 1996.

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



Dated:  October 22, 1996      By:  /s/ Steven C. Ramsey

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