Form 10-K
period 1996-12-31
BUCKEYE PARTNERS L P
filed 1997-03-26
CIK 805022

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                       WHICH REGISTERED
  -------------------                                   ------------------------
  LP Units representing limited partnership
   interests.......................................     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None
                               (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At March 24, 1997, the aggregate market value of the registrant's LP Units held by non-affiliates was $505 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

  LP Units outstanding as of March 24, 1997: 12,067,180

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
ITEM 1.    BUSINESS....................................................................    1
ITEM 2.    PROPERTIES..................................................................   10
ITEM 3.    LEGAL PROCEEDINGS...........................................................   11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................   12
PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER MATTERS.........   13
ITEM 6.    SELECTED FINANCIAL DATA.....................................................   13
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.................................................................   14
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................   20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.................................................................   40
PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................   40
ITEM 11.   EXECUTIVE COMPENSATION......................................................   43
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............   49
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................   50
PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............   53

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Buckeye Partners, L.P. (the "Partnership"), the Registrant, is a limited partnership organized in 1986 under the laws of the state of Delaware.

  The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"), each of which is 99 percent owned by the Partnership. (Each of Buckeye, Laurel, Everglades and BTT is referred to as an "Operating Partnership" and collectively as the "Operating Partnerships").

  Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,105 miles of pipeline serving 10 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products.

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

  During March 1996, BMC Acquisition Company ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of the General Partner for $63 million in cash from a subsidiary of American Financial (the "Acquisition"). BAC is owned by Glenmoor Partners, LLP ("Glenmoor"), an investment group comprised of Alfred W. Martinelli, Chairman of the Board and Chief Executive Officer of the General Partner, and by all of the members of senior management of the General Partner, certain manager-level employees of the Manager and by the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP"). Pursuant to a Management Agreement dated March 22, 1996, among Glenmoor, the General Partner and the Manager (the "Glenmoor Management Agreement"), Glenmoor hired all of the executive officers of the General Partner and the Manager and certain manager-level employees of the Manager. Glenmoor currently provides management services to the General Partner and the Manager. See "Certain Relationships and Related Transactions."

  Since the Acquisition, the General Partner has had an opportunity to consider various issues relating to the structure of the ESOP. As a result of this analysis, the General Partner has developed a proposal to restructure the ESOP (the "ESOP Restructuring"). The goals of the ESOP Restructuring are to provide financial and other benefits to the Partnership, increase cash available for distribution to the holders of limited partnership units ("LP Units"), increase incentives for management and improve the ESOP as a benefit plan for employee participants. Under the proposed ESOP Restructuring, which is subject to approval by the limited partners of the Partnership (the "Unitholders"), the ESOP's current investment in Series A Convertible Preferred Stock of BAC ("BAC Preferred Stock") would be replaced with a beneficial ownership interest in additional LP Units to be issued by the Partnership. The LP Units would be owned by Buckeye Pipe Line Services Company, a newly formed corporation under the laws of Pennsylvania, which will become the sponsor of the ESOP. In consideration for the issuance of approximately 1.6 million additional LP Units, the Partnership's obligation to reimburse the General Partner, the Manager and Glenmoor for certain executive compensation costs would be permanently released, the incentive compensation to be paid by the Partnership to the General Partner under the existing incentive compensation agreement would be reduced, and other changes would be implemented to make the ESOP a less expensive fringe benefit for the Partnership. A proxy statement describing the ESOP Restructuring is expected to be sent to the LP Unitholders in April 1997. See "Certain Relationships and Related Transactions."

REFINED PRODUCTS BUSINESS

  The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 1996, refined products accounted for substantially all of the Partnership's consolidated revenues and consolidated operating income.

  The Partnership transported an average of approximately 1,007,100 barrels per day of refined products in 1996. The following table shows the volume and percentage of refined products transported over the last three years.

           VOLUME AND PERCENTAGE OF REFINED PRODUCTS TRANSPORTED (1)
                   (VOLUME IN THOUSANDS OF BARRELS PER DAY)

                                            YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                     1996            1995            1994
                                --------------- --------------- ---------------
                                VOLUME  PERCENT VOLUME  PERCENT VOLUME  PERCENT
                                ------- ------- ------- ------- ------- -------
Gasoline.......................   497.9    49%    507.1    50%    526.0    51%
Jet Fuels......................   244.5    24     243.9    24     235.5    23
Middle Distillates (2).........   238.7    24     235.2    24     246.1    24
Other Products.................    26.0     3      23.6     2      21.2     2
                                -------   ---   -------   ---   -------   ---
Total.......................... 1,007.1   100%  1,009.8   100%  1,028.8   100%
                                =======   ===   =======   ===   =======   ===

--------
(1) Excludes local product transfers.
(2) Includes diesel fuel, heating oil, kerosene and other middle distillates.

  The Partnership provides service in the following states: Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut,
Massachusetts and Florida.

 Pennsylvania--New York--New Jersey

  Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 1,003 miles of pipeline. Refined products are received at Linden, New Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From

Allentown, the pipeline continues west, through a connection with Laurel, to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York State (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through two lines to John F. Kennedy International and LaGuardia Airports and to commercial bulk terminals at Long Island City and Inwood, New York. The pipeline presently supplies Kennedy, LaGuardia and Newark International airports with substantially all of each airport's jet fuel requirements.

  Laurel transports refined products through a 345-mile pipeline extending westward from five refineries in the Philadelphia area to Pittsburgh, Pennsylvania.

 Indiana--Ohio--Michigan--Illinois

  Buckeye transports refined products through 1,990 miles of pipeline (of which 246 miles are jointly owned with other pipeline companies) in southern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio, through Toledo, Ohio to Detroit, Michigan. Products are received at East Chicago, Indiana; Robinson, Illinois and at the refinery and other pipeline connection points near Detroit, Toledo and Lima. Major areas served include Huntington/Fort Wayne, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

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

OTHER BUSINESS ACTIVITIES

  BTT provides bulk storage services through leased facilities located in Pittsburgh, Pennsylvania which have the capacity to store up to an aggregate of approximately 257,000 barrels of refined petroleum products. The facility, which is served by Buckeye and Laurel, provides bulk storage and loading facilities for shippers or other customers.

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

  In 1996, the Operating Partnerships had approximately 104 customers, most of which were either major integrated oil companies or smaller marketing companies. The largest two customers accounted for 8.6 percent and 6.1 percent, respectively, of consolidated revenues, while the 20 largest customers accounted for 77.4 percent of consolidated revenues.

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

  Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. In past years, a significant quantity of domestic refining capacity has been shut down. To date, the aggregate impact of these shutdowns has affected the Operating Partnerships' volumes favorably, as these shutdowns have resulted in the transportation of product over longer distances to certain locations. Because the Operating Partnerships' pipelines have numerous source points, the General Partner does not believe that the shutdown of any particular refinery would have a material adverse effect on the Partnership. However, the General Partner is unable to determine whether additional shutdowns will occur or what their specific effects could be.

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

  Neither the Partnership nor any of the Operating Partnerships have any employees. All of the operations of the Operating Partnerships are managed and operated by employees of the Manager and the partners and employees of Glenmoor which provides certain management services to the General Partner and the Manager. At December 31, 1996, the Manager and Glenmoor had a total of 552 full-time employees, 167 of whom were represented by two labor unions. The collective bargaining agreement with one of these unions expired on April 30, 1996 and is currently being renegotiated. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

CAPITAL EXPENDITURES

  The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 1996, total capital expenditures were $14.9 million. Projected capital expenditures for 1997 amount to approximately $17.0 million. Planned capital expenditures in 1997 include, among other things, renewal and replacement of several tank floors, roofs and seals, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves, facility automation and various facility improvements that facilitate increased pipeline volumes. Capital expenditures are expected to increase over time primarily in response to increasingly rigorous governmental safety and environmental requirements as well as industry standards and the General Partner's plan to automate certain facilities in order to more effectively control operating costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

  In October 1992, the Energy Policy Act of 1992 (the "Policy Act") was enacted. Title XVIII of the Policy Act, "Oil Pipeline Regulatory Reform," provided, among other things, that certain tariff rates that were in effect on October 25, 1991 were deemed "just and reasonable," and that FERC was directed to promulgate a rule establishing a simplified and generally applicable ratemaking methodology for oil pipelines. On October 22, 1993, FERC issued a final rule pursuant to the Policy Act with respect to rate regulation of oil pipelines. The rule relies primarily on an index methodology, whereby a pipeline would be allowed to change its rates in accordance with an index that FERC believes reflects cost changes appropriate for application to pipeline rates. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. The final rule became effective on January 1, 1995.

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

  In connection with the 1986 Acquisition, Pipe Line obtained an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection and Energy ("NJDEPE") under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") for all six of Pipe Line's facilities in New Jersey. The ACO permitted the 1986 Acquisition to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental contamination at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun and have been completed at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership, and the costs of compliance have been and will continue to be paid by American Financial. Through December 1996, Buckeye's costs of approximately $2,546,000 have been paid by American Financial.

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

  The Pipeline Safety Reauthorization Act of 1988 required increased coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. The Manager has initiated drug and alcohol testing programs to comply with the regulations promulgated by the Office of Pipeline Safety and DOT.

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

TAX TREATMENT OF PUBLICLY TRADED PARTNERSHIPS UNDER THE INTERNAL REVENUE CODE

  The Internal Revenue Code of 1986, as amended (the "Code"), imposes certain limitations on the current deductibility of losses attributable to investments in publicly traded partnerships and treats certain publicly traded partnerships as corporations for federal income tax purposes. The following discussion briefly describes certain aspects of the Code that apply to individuals who are citizens or residents of the United States without commenting on all of the federal income tax matters affecting the Partnership or the Unitholders, and is qualified in its entirety by reference to the Code. UNITHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISOR ABOUT THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE PARTNERSHIP.

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

 State Tax Treatment

  During 1996, the Partnership owned property or conducted business in the states of Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts, Washington and Florida. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

ITEM 2. PROPERTIES

  As of December 31, 1996, the principal facilities of the Operating Partnerships included 3,487 miles of 6-inch to 24-inch diameter pipeline, 33 pumping stations, 82 delivery points and various sized tanks having an aggregate capacity of approximately 9.2 million barrels.

  The Operating Partnerships own substantially all of their facilities subject, in the case of Buckeye, to a mortgage and security interest granted to secure payment of the outstanding balance of Buckeye's First Mortgage Notes due serially through 2010. See Note 6 to Consolidated Financial Statements of Buckeye Partners, L.P. In addition, certain portions of Buckeye's pipeline in Connecticut and Massachusetts are subject to security interests in favor of the owners of the right-of-way to secure future lease payments.

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

  Following the pipeline release in April and May 1990, eight civil class actions against the Partnership, Buckeye and certain affiliates were filed in four Pennsylvania counties. Plaintiffs in these lawsuits seek both injunctive and monetary relief, including punitive damages and attorneys' fees, based on a number of legal theories. In June 1991, these actions were consolidated in a single class action (In re Buckeye Pipe Line Litigation) which is pending in the Court of Common Pleas for Allegheny County, Pennsylvania. The proposed class has not been certified and there has been no significant activity in the case. At this time, it is not possible to predict the likely outcome of such case. The consolidated class action is the only remaining proceeding arising from the pipeline rupture. Buckeye believes that it has meritorious defense to the consolidated class action complaint but its potential liability, if any, related to this matter cannot be estimated at this time.

  Buckeye maintains insurance in amounts believed by the General Partner to be adequate covering certain liabilities and claims arising out of pipeline accidents above a self-insured retention amount. The insurance carriers are reimbursing Buckeye for covered claims arising from the Freeport incident subject to the terms of the policy.

OTHER PROCEEDINGS

  With respect to environmental litigation, certain Operating Partnerships (or their predecessors) have been named as a defendant in several lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal or release of hazardous substances into the environment. Typically, an Operating Partnership is one of many PRPs for a particular site and its contribution of total waste at the site is minimal. However, because CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of the Operating Partnerships in connection with these proceedings could be material.

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

  In connection with the ESOP Restructuring, a putative class action complaint (Shakerdge v. Martinelli, et. al.) was filed on December 30, 1996 in the Delaware Court of Chancery against the Partnership, the General Partner, BAC, Glenmoor and the directors of the General Partner. The lawsuit alleges that the proposed ESOP Restructuring transaction is unfair; that the defendants have engaged in conduct constituting self-dealing; and that the defendants have breached their fiduciary and other common law duties to the plaintiff. Plaintiff seeks, among other things, an injunction prohibiting the consummation of the transaction on the terms proposed; requiring defendants to take all steps to ensure that the transaction reflects an arms length transaction; and requiring full disclosure of all material facts. The General Partner and the other defendants believe that the suit is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER MATTERS

  The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. The high and low sales prices of the LP Units in 1996 and 1995, as reported on the New York Stock Exchange Composite Tape, were as follows:

                                                         1996          1995
                                                     ------------- -------------
QUARTER                                               HIGH   LOW    HIGH   LOW
-------                                              ------ ------ ------ ------
First............................................... 39 3/4 34 1/4 37     32
Second.............................................. 38 7/8 37 1/4 36     30
Third............................................... 39 5/8 37 5/8 36 1/4 33 7/8
Fourth.............................................. 42 7/8 38 3/8 36 3/4 33 5/8

  During the months of December 1996 and January 1997, the Partnership gathered tax information from its known LP Unitholders and from brokers/nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 18,000.

  Cash distributions paid quarterly during 1995 and 1996 were as follows:

RECORD DATE                                      PAYMENT DATE    AMOUNT PER UNIT
-----------                                      ------------    ---------------
February 10, 1995............................. February 28, 1995      $0.70
May 8, 1995................................... May 31, 1995           $0.70
August 4, 1995................................ August 31, 1995        $0.70
November 10, 1995............................. November 30, 1995      $0.70
February 20, 1996............................. February 29, 1996      $0.75
May 6, 1996................................... May 31, 1996           $0.75
August 6, 1996................................ August 30, 1996        $0.75
November 6, 1996.............................. November 29, 1996      $0.75

  In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

  On February 12, 1997, the Partnership announced a quarterly distribution of $0.75 per LP Unit payable on February 28, 1997. Based in part on the savings available to the Partnership from the ESOP Restructuring, the Board of Directors of the General Partner announced its intention to increase the regular quarterly cash distribution by $.10, to $.85, per LP Unit, provided that the ESOP Restructuring is approved by Unitholders and there has been no material change in the business of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1996     1995     1994     1993     1992
                                   -------- -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Income Statement Data:
  Revenue......................... $182,955 $183,462 $186,338 $175,495 $163,064
  Depreciation and amortization...   11,333   11,202   11,203   11,002   10,745
  Operating income................   68,784   71,504   72,481   66,851   63,236
  Interest and debt expense.......   21,854   21,710   24,931   25,871   27,452
  Income from continuing
   operations before extraordinary
   charge and cumulative effect of
   change in accounting
   principle......................   49,337   49,840   48,086   41,654   34,546
  Net income......................   49,337   49,840   45,817   39,366    9,002
  Income per unit from continuing
   operations before extraordinary
   charge and cumulative effect of
   change in accounting
   principle......................     4.05     4.10     3.96     3.44     2.85
  Net income per unit.............     4.05     4.10     3.77     3.25     0.74
  Distributions per unit..........     3.00     2.80     2.80     2.60     2.60

                                                    DECEMBER 31,
                                    --------------------------------------------
                                      1996     1995     1994     1993     1992
                                    -------- -------- -------- -------- --------
                                                   (IN THOUSANDS)
Balance Sheet Data:
  Total assets..................... $567,837 $552,646 $534,765 $543,493 $533,143
  Long-term debt...................  202,100  214,000  214,000  224,000  225,000
  General Partner's capital........    2,760    2,622    2,460    2,338    2,259
  Limited Partners' capital........  273,219  259,563  243,516  231,357  223,585

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

RESULTS OF OPERATIONS

  Through its Operating Partnerships, the Partnership is principally engaged in the transportation of refined petroleum products including gasoline, jet fuel, diesel fuel, heating oil and kerosene. The Partnership's revenues are principally a function of the volumes of refined petroleum products transported by the Partnership, which are in turn a function of the demand for refined petroleum products in the regions served by the Partnership's pipelines and the tariffs or transportation fees charged for such transportation. Results of operations are affected by factors which include competitive conditions, demand for products transported, seasonality and regulation. See "Business--Competition and Other Business Considerations."

 1996 Compared With 1995

  Revenue for the year ended December 31, 1996 was $183.0 million, $0.5 million or 0.3 percent less than revenue of $183.5 million for 1995. Volume delivered during 1996 averaged 1,007,100 barrels per day, 2,700 barrels per day or 0.3 percent less than volume of 1,009,800 barrels per day delivered in 1995. The decline in 1996 revenue was related to decreases in gasoline deliveries, offset somewhat by increases in distillate, turbine fuel, liquefied petroleum gas and other petroleum product deliveries. Tariff rate increases implemented in 1996 and 1995 also had a favorable impact on revenues.

See "Tariff Changes." Declines in gasoline deliveries were related in part to severe winter storms, particularly in the Northeast, where ground traffic was curtailed during January and February. Increased Canadian imports and the loss of business to other competing pipeline systems also reduced gasoline volumes transported by the Partnership. Continued market growth in Pennsylvania offset these volume declines to some extent. Distillate volumes rose in 1996 compared with 1995 primarily as the result of the colder winter in 1996 and heating oil inventory restocking occurring during the fourth quarter. Turbine fuel volumes were higher than last year on increased deliveries to Newark, J.F.K. and Miami airports. Some turbine fuel volumes were lost to additional barging at Pittsburgh and a decline in demand at LaGuardia airports.

  Costs and expenses during 1996 were $114.2 million, $2.2 million or 2.0 percent greater than costs and expenses of $112.0 million during 1995. During the second quarter 1996, the Partnership recorded a one-time expense of $2.5 million related to an employee early retirement and termination program. In addition, increases in payroll overheads and professional fees related to the ESOP were offset by declines in payroll, taxes, power, supplies and travel.

  Other income (expenses) consist of interest income, interest and debt expense, and minority interests and other. Total other expenses declined $2.2 million in 1996 as compared to 1995. This favorable variance is primarily related to a $2.9 million gain on the sale of land no longer needed for the Partnership's operations.

 1995 Compared With 1994

  Revenue for the year ended December 31, 1995 was $183.5 million, $2.8 million or 1.5 percent less than revenue of $186.3 million for 1994. Volume delivered during 1995 averaged 1,009,800 barrels per day, 19,000 barrels per day or 1.8 percent less than volume of 1,028,800 barrels per day delivered in 1994. The decline in 1995 revenue was related to decreases in gasoline and distillate deliveries, offset somewhat by increases in turbine fuel deliveries and the effect of tariff rate increases. See "Tariff Changes." Gasoline volumes declined as several competitive pipeline systems marginally expanded their capacity in 1995 resulting in some volume shifting to these systems. In addition, a Midwest refinery shutdown contributed to the decline. These declines in gasoline volume were somewhat offset by increased market share in Pennsylvania through the addition of a significant new customer during 1995. The distillate volume decline was primarily related to warmer weather throughout the Northeast in the first quarter of 1995. Marketers also opted to keep inventories at low levels, unlike the prior year when extensive summer inventory building occurred. The Midwest refinery closure also contributed to the decline in distillate volumes. Meanwhile, turbine fuel deliveries increased as both airline passenger and cargo traffic improved in the Partnership's market areas during 1995. Volume increases occurred at several major airport locations.

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

 Tariff Changes

  In each of the years 1996, 1995 and 1994, certain of the Operating Partnerships filed increases in certain tariff rates. The increases, at the time of filing, were projected to generate approximately $2.9 million, $4.0 million and $0.4 million in additional revenue per year, respectively. Tariff increases filed in 1996 became effective on August 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Partnership's financial condition at December 31, 1996, 1995 and 1994 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
Current ratio...................................... 1.3 to 1 1.7 to 1 1.2 to 1
Ratio of cash and temporary investments and trade
 receivables to current liabilities................ 1.1 to 1 1.3 to 1 1.0 to 1
Working capital (in thousands)..................... $ 13,660 $ 16,814 $  5,750
Ratio of total debt to total capital............... .43 to 1 .45 to 1 .46 to 1
Book value (per Unit).............................. $  22.65 $  21.58 $  20.27

 Cash Provided by Operations

  During 1996, cash provided by operations of $47.1 million was derived principally from $60.7 million of income from operations before depreciation. Changes in current assets and current liabilities resulted in a net cash use of $7.5 million. This amount is primarily comprised of a $13.6 million use of cash to increase temporary investments offset by sources of cash from declines in outstanding trade receivables and increases in accounts payable and accrued and other current liabilities. During the third quarter 1996, the Partnership began billing on a weekly rather than monthly basis thereby decreasing trade receivables. Remaining changes in cash provided by operations, totaling $6.1 million in uses, resulted from the deduction of a $2.7 million gain on the sale of property included in net income and changes in other non-current assets and liabilities.

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

  At December 31, 1996, the Partnership had $214.0 million in outstanding current and long-term debt. The debt represents the First Mortgage Notes of Buckeye. This amount excludes $5.0 million of First Mortgage Notes scheduled to mature after December 31, 1996 which had previously been retired by in-substance defeasance. The First Mortgage Notes are collateralized by substantially all of

Buckeye's currently existing and after acquired property, plant and equipment. During 1996, the Partnership did not make any payments of principal on the First Mortgage Notes as no payments were required due to prior in-substance defeasances.

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

  The Partnership has a $15 million unsecured short-term revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. At December 31, 1996, there were no outstanding borrowings under these facilities.

  The ratio of total debt to total capital was 43 percent, 45 percent, and 46 percent at December 31, 1996, 1995 and 1994, respectively. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Cash Distributions

  Pursuant to the Mortgage Note Indenture, cash distributions by Buckeye to the Partnership cannot exceed Net Cash Available to Partners (generally defined to equal net income plus depreciation and amortization less (a) capital expenditures funded from operating cash flows, (b) payments of principal of debt and (c) certain other amounts, all on a cumulative basis since the formation of the Partnership). The maximum amount available for distribution by Buckeye to the Partnership under the formula as of December 31, 1996 amounted to $25.1 million. The Partnership is also entitled to receive cash distributions from Everglades, BTT and Laurel.

 Capital Expenditures

  At December 31, 1996, property, plant and equipment was approximately 90 percent of total consolidated assets. This compares to 92 percent and 94 percent for the years ended December 31, 1995 and 1994, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing operations.

  Capital expenditures by the Partnership were $14.9 million, $17.4 million and $15.4 million for 1996, 1995 and 1994, respectively. Projected capital expenditures for 1997 are approximately $17.0 million. Planned capital expenditures include, among other things, renewal and replacement of several tank floors, roofs and seals, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves, facility automation and various facility improvements that facilitate increased pipeline volumes. Capital expenditures are expected to increase primarily in response to increasingly rigorous governmental safety and environmental requirements as well as industry standards and the General Partner's plan to automate certain facilities in order to more effectively control operating costs.

 Environmental Matters

  The Operating Partnerships are subject to federal and state laws and regulations relating to the protection of the environment. These regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 1996, the Operating Partnerships incurred operating expenses of $3.1 million and capital expenditures of $3.0 million for environmental matters. Capital expenditures of $2.4 million for environmental related projects are included in the Partnership's plans for 1997. Expenditures, both capital and operating, relating to environmental matters are expected to continue and may be somewhat higher than in past years due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

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

  In March 1990, a landslide near Freeport, Pennsylvania caused a rupture to one of Buckeye's pipelines which resulted in the release of approximately 58,000 gallons of petroleum products. During 1996, Buckeye paid minimal claims and other charges related to this incident. Total claims paid as a result of this incident have amounted to $14.1 million. Of this amount, $11.9 million has been reimbursed by Buckeye's insurance carriers. Buckeye is unable to estimate the total amount of future environmental clean-up and other costs and liabilities that may be incurred in connection with this incident. However, based on information currently available to it, Buckeye believes that its net expense after insurance recoveries will not be material to its financial condition or results of operations. See "Legal Proceedings--Freeport Landslide."

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

EMPLOYEE STOCK OWNERSHIP PLAN

  In connection with the Acquisition, the ESOP was formed for the benefit of employees of the General Partner, the Manager and Glenmoor. The General Partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of BAC Preferred Stock. Total compensation costs associated with the ESOP in 1996 were $5.6 million which included $3.5 million in interest expense and $2.1 million based upon the value of shares of BAC Preferred Stock released to employee accounts. The General Partner implemented an expense reduction plan including, among other things, an early retirement and termination program, a freeze on salaried employee pay as well as fringe benefit reductions and eliminations. This expense reduction plan, which was implemented in the second quarter of 1996, is projected by the General Partner to save more than $8.0 million of annualized costs going forward.

  During December 1996, the Board of Directors of the General Partner approved a proposed restructuring of the ESOP. Generally, the restructuring calls for the issuance of approximately 1.6 million LP Units by the Partnership in exchange for a reduction in future expenses charged to the Partnership. The LP Units would be held by a newly formed company whose common stock would be exchanged for the BAC Preferred Stock held by the ESOP. Certain aspects of the restructuring are subject to approval by the Unitholders. See "Business-- Introduction."

ACCOUNTING STATEMENTS NOT YET ADOPTED

 Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

  Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," is effective for fiscal years beginning after December 31, 1996. This statement provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and prospectively revises the accounting rules for liabilities extinguished by an in-substance defeasance. The impact of this new standard is not expected to have a material effect on the Partnership's financial position or results of operations.

 Environmental Remediation Liabilities

  Statement of Position 96-1, "Environmental Remediation Liabilities," is effective for fiscal years beginning after December 15, 1996. This statement clarifies the accounting for environmental remediation liabilities. The impact of this new statement is not expected to have a material effect on the Partnership's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BUCKEYE PARTNERS, L.P.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE NUMBER
                                                                    -----------
Financial Statements and Independent Auditors' Report:
  Independent Auditors' Report.....................................      21
  Consolidated Statements of Income--For the years ended December
   31, 1996, 1995 and 1994.........................................      22
  Consolidated Balance Sheets--December 31, 1996 and 1995..........      23
  Consolidated Statements of Cash Flows--For the years ended Decem-
   ber 31, 1996, 1995 and 1994.....................................      24
  Notes to Consolidated Financial Statements.......................      25
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

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 23, 1997

                             BUCKEYE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                            NOTES   1996      1995      1994
                                            ----- --------  --------  --------
Revenue...................................     2  $182,955  $183,462  $186,338
                                                  --------  --------  --------
Costs and expenses
  Operating expenses......................  3,14    87,855    89,156    92,097
  Depreciation and amortization...........     2    11,333    11,202    11,203
  General and administrative expenses.....    14    14,983    11,600    10,557
                                                  --------  --------  --------
    Total costs and expenses..............         114,171   111,958   113,857
                                                  --------  --------  --------
Operating income..........................          68,784    71,504    72,481
                                                  --------  --------  --------
Other income (expenses)
  Interest income.........................           1,589     1,037     1,465
  Interest and debt expense...............         (21,854)  (21,710)  (24,931)
  Minority interests and other............             818      (991)     (929)
                                                  --------  --------  --------
    Total other income (expenses).........         (19,447)  (21,664)  (24,395)
                                                  --------  --------  --------
Income before extraordinary charge........          49,337    49,840    48,086
Extraordinary charge on early extinguish-
 ment of debt.............................    12       --        --     (2,269)
                                                  --------  --------  --------
Net income................................        $ 49,337  $ 49,840  $ 45,817
                                                  ========  ========  ========
Net income allocated to General Partner...    15  $    493  $    498  $    458
Net income allocated to Limited Partners..    15  $ 48,844  $ 49,342  $ 45,359
Income allocated to General and Limited
 Partners per Partnership Unit:
  Income before extraordinary charge......        $   4.05  $   4.10  $   3.96
  Extraordinary charge on early extin-
   guishment of debt......................             --        --       (.19)
                                                  --------  --------  --------
Net income................................        $   4.05  $   4.10  $   3.77
                                                  ========  ========  ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                               -----------------
                                                      NOTES      1996     1995
                                                    ---------- -------- --------
Assets
  Current assets
    Cash and cash equivalents......................          2 $ 17,416 $ 16,213
    Temporary investments..........................          2   14,528      895
    Trade receivables..............................          2   12,536   16,295
    Inventories....................................          2    1,732    1,561
    Prepaid and other current assets...............               7,715    7,272
                                                               -------- --------
      Total current assets.........................              53,927   42,236
  Property, plant and equipment, net...............        2,4  511,646  509,944
  Other non-current assets.........................               2,264      466
                                                               -------- --------
      Total assets.................................            $567,837 $552,646
                                                               ======== ========
Liabilities and partners' capital
  Current liabilities
    Current portion of long-term debt..............            $ 11,900 $    --
    Accounts payable...............................               4,279    2,406
    Accrued and other current liabilities.......... 3,5,8,9,14   24,088   23,016
                                                               -------- --------
      Total current liabilities....................              40,267   25,422
  Long-term debt...................................       6,12  202,100  214,000
  Minority interests...............................               2,913    2,781
  Other non-current liabilities.................... 3,7,8,9,14   46,578   48,258
  Commitments and contingent liabilities...........          3      --       --
                                                               -------- --------
      Total liabilities............................             291,858  290,461
                                                               -------- --------
Partners' capital                                           15
  General Partner..................................               2,760    2,622
  Limited Partners.................................             273,219  259,563
                                                               -------- --------
      Total partners' capital......................             275,979  262,185
                                                               -------- --------
      Total liabilities and partners' capital......            $567,837 $552,646
                                                               ======== ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                            NOTES    1996      1995     1994
                                            ------ --------  --------  -------
Cash flows from operating activities:
 Income before extraordinary charge........        $ 49,337  $ 49,840  $48,086
                                                   --------  --------  -------
 Adjustments to reconcile income to net
  cash provided by operating activities:
  Extraordinary charge on early extinguish-
   ment of debt............................             --        --    (2,269)
  Gain on sale of property, plant and
   equipment...............................          (2,651)      --       --
  Depreciation and amortization............          11,333    11,202   11,203
  Minority interests.......................             506       510      469
  Distributions to minority interests......            (374)     (345)    (345)
  Change in assets and liabilities:
   Temporary investments...................         (13,633)      505   (1,150)
   Trade receivables.......................           3,759       762   (1,716)
   Inventories.............................            (171)     (241)    (146)
   Prepaid and other current assets........            (443)   (1,798)  (1,029)
   Accounts payable........................           1,873        81     (237)
   Accrued and other current liabilities...           1,072      (231)   3,560
   Other non-current assets................          (1,798)     (106)     100
   Other non-current liabilities...........          (1,680)    1,657    1,544
                                                   --------  --------  -------
    Total adjustments from operating activ-
     ities.................................          (2,207)   11,996    9,984
                                                   --------  --------  -------
  Net cash provided by operating activi-
   ties....................................          47,130    61,836   58,070
                                                   --------  --------  -------
Cash flows from investing activities:
 Capital expenditures......................         (14,881)  (17,407) (15,364)
 Net proceeds from (expenditures for) dis-
  posal of property, plant and equipment...           4,497      (656)     153
                                                   --------  --------  -------
    Net cash used in investing activities..         (10,384)  (18,063) (15,211)
                                                   --------  --------  -------
Cash flows from financing activities:
 Capital contribution......................              10         4        4
 Proceeds from exercise of unit options....             974       374      428
 Proceeds from issuance of long-term debt..      6      --        --    15,000
 Payment of long-term debt.................      6      --        --   (41,000)
 Distributions to Unitholders.............. 15, 16  (36,527)  (34,009) (33,968)
                                                   --------  --------  -------
    Net cash used in financing activities..         (35,543)  (33,631) (59,536)
                                                   --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents...............................      2    1,203    10,142  (16,677)
Cash and cash equivalents at beginning of
 year......................................      2   16,213     6,071   22,748
                                                   --------  --------  -------
Cash and cash equivalents at end of year...        $ 17,416  $ 16,213  $ 6,071
                                                   ========  ========  =======
Supplemental cash flow information:
 Cash paid during the year for interest
  (net of amount capitalized)..............        $ 21,900  $ 21,656  $24,947

See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1996 AND 1995 AND
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.ORGANIZATION

  Buckeye Partners, L.P. (the "Partnership") is a limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). The foregoing entities are hereinafter referred to as the "Operating Partnerships." Laurel owns a 98.01 percent limited partnership interest in Buckeye Pipe Line Company of Michigan, L.P. ("BPL Michigan") which discontinued operations in 1993.

  Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,105 miles of pipeline serving 10 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products.

  During December 1986, the Partnership sold 12,000,000 limited partnership units ("LP Units") in a public offering representing an aggregate 99 percent limited partnership interest in the Partnership. Concurrently, the Partnership sold 121,212 units representing a 1 percent general partnership interest in the Partnership ("GP Units") to Buckeye Management Company (the "General Partner"), a wholly owned subsidiary of American Financial Group, Inc. ("American Financial"), formerly American Premier Underwriters, Inc. The Partnership used the proceeds from such sales to purchase from subsidiaries of American Financial the 99 percent limited partnership interests in the then existing Operating Partnerships and an 83 percent stock interest in Laurel Pipe Line Company ("Laurel Corp"). In December 1991, the Partnership acquired the minority interest in Laurel Corp. Laurel was formed in October 1992 and succeeded to the operations of Laurel Corp. The Partnership has issued an additional 60,180 limited partnership units and 608 general partnership units under its Unit Option and Distribution Equivalent Plan. At December 31, 1996, there were 12,060,180 limited partnership units and 121,820 general partnership units outstanding (see Note 10 and Note 15).

  During March 1996, BMC Acquisition Corp. ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of the General Partner from a subsidiary of American Financial (the "Acquisition"). BAC is owned by Glenmoor Partners, LLP ("Glenmoor"), an investment group comprised of Alfred W. Martinelli, Chairman of the Board and Chief Executive Officer of the General Partner, and all of the members of senior management of the General Partner, certain manager-level employees of the Manager and by the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP") (see Note 11).

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

                            BUCKEYE PARTNERS, L.P.

to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, generally in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

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

 Financial Instruments

  The fair values of financial instruments are determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values (see Note 6).

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

 Revenue Recognition

  Substantially all revenue is derived from interstate and intrastate transportation of petroleum products. Such revenue is recognized as products are delivered to customers. Such customers include major integrated oil companies, major refiners and large regional marketing companies. While the consolidated Partnership's continuing customer base numbers approximately 104, no customer during 1996 contributed more than 10 percent of total revenue. The Partnership does not maintain an allowance for doubtful accounts.

 Inventories

  Inventories, consisting of materials and supplies, are carried at cost which does not exceed realizable value.

                            BUCKEYE PARTNERS, L.P.

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

 Long-Lived Assets

  The Partnership regularly assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Income Taxes

  For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 1996 and 1995, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $247 million and $211 million, respectively.

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

 Pensions

  The Manager maintains a defined contribution plan, a defined benefit plan (see Note 8) and an employee stock ownership plan (see Note 11) which provide retirement benefits to substantially all of its regular full-time employees. Certain hourly employees of the Manager are covered by a defined contribution plan under a union agreement.

 Postretirement Benefits Other Than Pensions

  The Manager provides postretirement health care and life insurance benefits for certain of its retirees (see Note 9). Certain other retired employees are covered by a health and welfare plan under a union agreement.

 Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

  Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," is effective for fiscal years beginning after December 31, 1996. This statement provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and prospectively revises the accounting rules for

                            BUCKEYE PARTNERS, L.P.

liabilities extinguished by an in-substance defeasance. The impact of this new standard is not expected to have a material effect on the Partnership's financial position or results of operations.

 Environmental Remediation Liabilities

  Statement of Position 96-1, "Environmental Remediation Liabilities," is effective for fiscal years beginning after December 15, 1996. This statement clarifies the accounting for environmental remediation liabilities. The impact of this new statement is not expected to have a material effect on the Partnership's financial position or results of operations.

3.CONTINGENCIES

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

 Environmental

  In accordance with its accounting policy on environmental expenditures, the Partnership recorded expenses of $3.1 million, $2.6 million and $5.9 million for 1996, 1995 and 1994, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to be somewhat higher than in past years due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

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

                            BUCKEYE PARTNERS, L.P.

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

4.PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   Land...................................................... $  9,522 $ 10,186
   Buildings and leasehold improvements......................   26,690   26,211
   Machinery, equipment and office furnishings...............  521,945  519,548
   Construction in progress..................................    5,355    2,335
                                                              -------- --------
                                                               563,512  558,280
     Less accumulated depreciation...........................   51,866   48,336
                                                              -------- --------
     Total................................................... $511,646 $509,944
                                                              ======== ========

  Depreciation expense was $11,333,000, $11,202,000 and $11,203,000 for the years 1996, 1995 and 1994, respectively.

5.ACCRUED AND OTHER CURRENT LIABILITIES

  Accrued and other current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
   Taxes--other than income.................................... $ 9,041 $ 8,258
   Accrued charges due Manager.................................   5,754   6,436
   Environmental liabilities...................................   2,527   2,409
   Interest....................................................     977   1,023
   Accrued operating power.....................................     869     910
   Accrued outside services....................................     651     660
   Other.......................................................   4,269   3,320
                                                                ------- -------
     Total..................................................... $24,088 $23,016
                                                                ======= =======

                            BUCKEYE PARTNERS, L.P.

6.LONG-TERM DEBT AND CREDIT FACILITIES

  Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   First Mortgage Notes
     11.18% Series J due December 15, 2006 (subject to $16.9
      million annual sinking fund requirement commencing
      December 15, 1997)..................................... $152,100 $164,000
     7.11% Series K due December 15, 2007....................   11,000   11,000
     7.15% Series L due December 15, 2008....................   11,000   11,000
     7.19% Series M due December 15, 2009....................   13,000   13,000
     7.93% Series N due December 15, 2010....................   15,000   15,000
                                                              -------- --------
       Total................................................. $202,100 $214,000
                                                              ======== ========

  Maturities of debt outstanding at December 31, 1996 are as follows:
$11,900,000 in 1997; $16,900,000 in 1998; $16,900,000 in 1999; $16,900,000 in
2000; $16,900,000 in 2001 and a total of $134,500,000 in the period 2002 through 2010.

  The fair value of the Partnership's debt is estimated to be $238 million and $250 million as of December 31, 1996 and 1995, respectively. These values were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

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

  The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank which is available to the Partnership for general purposes, including capital expenditures and working capital. Interest on any borrowings under this facility is calculated on the bank's Alternate Base Rate ("ABR") or LIBOR plus one percent. ABR is defined as the highest of the bank's prime rate, the three month secondary CD rate plus one percent, and the Federal Funds Rate plus one-half of one percent. At December 31, 1996, there was no amount outstanding under this facility.

  Buckeye has a line of credit from two commercial banks (the "Working Capital Facility") which permits short-term borrowings of up to $10 million outstanding at any time. Borrowings under the Working Capital Facility bear interest at each bank's prime rate and are secured by the accounts receivable of Buckeye. The Mortgage Note Indenture contains covenants requiring that, for a period of 45 consecutive days during any year, no indebtedness be outstanding under the Working Capital Facility. At December 31, 1996, there was no amount outstanding under this facility.

7.OTHER NON-CURRENT LIABILITIES

  Other non-current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
   Accrued employee benefit liabilities........................ $36,231 $35,699
   Accrued charges due Manager.................................   1,807   2,607
   Accrued non-current taxes...................................   3,578   4,612
   Other.......................................................   4,962   5,340
                                                                ------- -------
     Total..................................................... $46,578 $48,258
                                                                ======= =======

8.PENSION PLANS

  The Manager provides retirement benefits, primarily through noncontributory pension plans, for substantially all of its regular full-time employees, except those covered by certain labor contracts, under which the Manager contributes 5 percent of each covered employee's salary, and a retirement

                            BUCKEYE PARTNERS, L.P.

income guarantee plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986, a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. The Manager's policy is to fund amounts as are necessary to at least meet the minimum funding requirements of ERISA.

  Net pension expense for 1996, 1995 and 1994 for the defined benefit plans included the following components:

                                                           1996   1995    1994
                                                           ----  -------  -----
                                                             (IN THOUSANDS)
   Service cost........................................... $485  $   452  $ 448
   Interest cost on projected benefit obligation..........  889      933    785
   Actual return on assets................................ (664)  (1,653)   (31)
   Net amortization and deferral.......................... (193)     838   (854)
                                                           ----  -------  -----
     Net pension expense.................................. $517  $   570  $ 348
                                                           ====  =======  =====

  The pension expense for the defined contribution plan included in the consolidated statements of income approximated $1,379,000, $1,493,000 and $1,471,000 for 1996, 1995 and 1994, respectively.

  The following table sets forth the funded status of the Manager's defined benefit plans and amounts recognized in the Partnership's consolidated balance sheets at December 31, 1996 and 1995 related to those plans:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations
     Vested benefit obligations............................ $ (4,730) $ (5,338)
                                                            ========  ========
     Accumulated benefit obligations....................... $ (6,531) $ (6,721)
                                                            ========  ========
     Projected benefit obligation.......................... $(12,540) $(14,311)
   Plan assets at fair value...............................    6,305     8,521
                                                            --------  --------
   Projected benefit obligation in excess of plan assets...   (6,235)   (5,790)
   Unrecognized net loss...................................      814       476
   Unrecognized net asset..................................   (1,102)   (1,262)
                                                            --------  --------
   Pension liability recognized in the balance sheet....... $ (6,523) $ (6,576)
                                                            ========  ========

  As of December 31, 1996, approximately 57.2 percent of plan assets were invested in fixed income securities and 42.8 percent in equity securities.

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50 percent and 7.25 percent at December 31, 1996 and 1995, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.25 percent and 5.0 percent at December 31, 1996 and 1995, respectively. The expected long-term rate of return on assets was 8.5 percent as of January 1, 1996 and 1995.

                            BUCKEYE PARTNERS, L.P.

  The Manager also participates in a multi-employer retirement income plan which provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $144,000, $145,000 and $152,000 for 1996, 1995 and 1994, respectively.

9.POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Manager provides postretirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and has to meet certain service requirements. The Manager does not pre-fund this postretirement benefit obligation.

  Net postretirement benefit costs for 1996, 1995 and 1994 included the following components:

                                                         1996    1995    1994
                                                        ------  ------  ------
   Service cost.......................................  $  500  $  520  $  583
   Interest cost on accumulated postretirement benefit
    obligation........................................   1,651   1,895   1,712
   Net amortization and deferral......................    (569)   (577)   (576)
                                                        ------  ------  ------
   Net postretirement expense.........................  $1,582  $1,838  $1,719
                                                        ======  ======  ======

  The following table sets forth the amounts related to postretirement benefit obligations recognized in the Partnership's consolidated balance sheets as of December 31, 1996 and 1995:

                                                            DECEMBER 31,
                                                          ------------------
                                                            1996      1995
                                                          --------  --------
                                                           (IN THOUSANDS)
   Actuarial present value of accumulated postretirement
    benefits
     Retirees and dependents............................. $(12,897) $(11,886)
       Employees eligible to retire......................   (2,833)   (4,368)
       Employees ineligible to retire....................   (7,832)   (8,431)
                                                          --------  --------
       Accumulated postretirement benefit obligation.....  (23,562)  (24,685)
   Unamortized gain due to plan amendment................   (4,057)   (4,637)
   Unrecognized net loss (gain)..........................   (2,090)      199
                                                          --------  --------
   Postretirement liability recognized in the balance
    sheet................................................ $(29,709) $(29,123)
                                                          ========  ========

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.5 percent and 7.25 percent at December 31, 1996 and 1995, respectively. The assumed rate for plan cost increases in 1996 was 9.5 percent and 8.5 percent for non-Medicare eligible and Medicare eligible retirees, respectively. The assumed annual rates of cost increase decline each year through 2005 to a rate of 4.5 percent, and remain at 4.5 percent thereafter for both non-Medicare eligible and Medicare eligible retirees. The effect of a 1 percent increase in the health care cost trend rate for each future year would have increased the aggregate of service and interest cost components by $327,500 in 1996 and the APBO would have increased by $3,340,700 as of December 31, 1996.

  The Manager also contributes to a multi-employer postretirement benefit plan which provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $133,000, $137,000 and $130,000 for 1996, 1995 and 1994,
respectively.

                            BUCKEYE PARTNERS, L.P.

10.UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

  Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS 123 encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. It allows the Partnership to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Partnership has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in APB 25. The disclosure requirements of SFAS 123 relating to pro forma net income, pro forma earnings per share and the fair value of options granted and the assumptions used in determining fair value have been omitted due to the immaterial nature of such information.

  The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") of the General Partner or any subsidiary, not to exceed 360,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options may be granted with a feature that allows Optionees to apply accrued credit balances (the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such Options. The Distribution Equivalents shall be an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of the General Partner or a subsidiary following the date of the grant of the Option. Options become vested in varying amounts beginning generally three years after the date of grant and remain exercisable for a period of five years. The Partnership recorded compensation expense related to the Option Plan of $283,000, $231,000 and $187,000 in 1996, 1995 and 1994, respectively.

  A summary of the changes in the LP Units outstanding under the Option Plan as of December 31, 1996, 1995 and 1994 is as follows:

                                   1996                    1995                    1994
                          ----------------------- ----------------------- -----------------------
                           UNITS      WEIGHTED     UNITS      WEIGHTED     UNITS      WEIGHTED
                           UNDER      AVERAGE      UNDER      AVERAGE      UNDER      AVERAGE
                          OPTION   EXERCISE PRICE OPTION   EXERCISE PRICE OPTION   EXERCISE PRICE
                          -------  -------------- -------  -------------- -------  --------------
Outstanding at beginning
 of year................   93,120      $28.35      76,540      $27.64      65,850      $24.29
Granted.................   36,000       38.00      30,250       34.44      26,750       39.44
Exercised...............  (30,450)      24.11     (13,670)      18.66     (16,060)      19.50
                          -------                 -------                 -------
Outstanding at end of
 year...................   98,670       30.71      93,120       28.35      76,540       27.64
                          =======                 =======                 =======
Options exercisable at
 year-end...............    2,520                   3,500                       0

                            BUCKEYE PARTNERS, L.P.

  The following table summarizes information relating to LP Units outstanding under the Option Plan at December 31, 1996:

                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 ------------------------------------------- ------------------------------
                   OPTIONS   WEIGHTED AVERAGE    WEIGHTED      OPTIONS      WEIGHTED
   RANGE OF      OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
EXERCISE PRICES  AT 12/31/96 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
---------------  ----------- ---------------- -------------- ----------- --------------
$12.00
 to
 $18.00             4,820       4.9 Years         $14.08        1,270        $12.78
$21.00
 to
 $29.00            34,600       6.4 Years          27.05          250         24.55
$30.00
 to
 $37.00            59,250       7.0 Years          34.19        1,000         34.34
                   ------                                       -----
  Total            98,670       6.7 Years          30.71        2,520         22.50
                   ======                                       =====

  At December 31, 1996, there were 201,150 LP Units available for future grants under the Option Plan.

11.EMPLOYEE STOCK OWNERSHIP PLAN

  In connection with the Acquisition, the ESOP was formed for the benefit of employees of the General Partner, the Manager and Glenmoor. The General Partner borrowed $63 million pursuant to the 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of Series A Convertible Preferred Stock of BAC ("BAC Preferred Stock"). BAC Preferred Stock has a 7.5% cumulative dividend rate and a conversion rate of approximately 7.7 shares of BAC common stock per share of BAC Preferred Stock.

  BAC Preferred Stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP loan bear to the total of all principal and interest payments due under the ESOP loan. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Allocated BAC Preferred Stock receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP loan.

  Total compensation cost charged to earnings during 1996 was $5,596,000, which included $3,522,000 of interest expense with respect to the ESOP loan and $2,074,000 based upon the value of 2,074 shares released to employees' accounts. At December 31, 1996, there were 60,926 shares of unallocated BAC Preferred Stock remaining in the ESOP Trust. BAC is required to repurchase the BAC Preferred Stock allocated to employees' accounts, upon termination of employment, at fair market value.

  During December 1996, the Board of Directors of the General Partner approved a restructuring of the ESOP. Generally, the restructuring calls for the issuance of approximately 1.6 million LP Units by the Partnership in exchange for a reduction in future expenses charged to the Partnership. The LP Units would be held by a newly formed company to be owned by the ESOP. Certain aspects of the restructuring are subject to approval by the Unitholders at a special meeting to be held in the second quarter of 1997.

12.EARLY EXTINGUISHMENT OF DEBT

  In March 1994, Buckeye entered into an agreement to issue $15 million of additional First Mortgage Notes (Series N) bearing interest at 7.93 percent (see Note 6). The proceeds from the issuance of these First Mortgage Notes, plus additional amounts approximating $1.6 million, were used

                            BUCKEYE PARTNERS, L.P.

to purchase U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $15 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes. In addition, during December 1994, Buckeye purchased approximately $10.7 million of U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of $5 million of Buckeye's 9.72 percent, Series I, First Mortgage Notes and $5 million of Buckeye's 11.18 percent, Series J, First Mortgage Notes. The funds placed in trust in 1994 will be used solely to satisfy the interest due and principal amounts of $20 million Series I Notes due December 1996 and $5 million Series J Notes due serially through December 2006. Accordingly, these U.S. Government securities, the Series I First Mortgage Notes and $5 million of the Series J First Mortgage Notes have been excluded from the balance sheets. This debt extinguishment resulted in an extraordinary charge of $2,269,000 in 1994.

  In December 1993, Buckeye entered into an agreement to issue $35 million of additional First Mortgage Notes (Series K, L and M) bearing interest at rates ranging from 7.11 percent to 7.19 percent (see Note 6). A portion of the proceeds from the issuance of these First Mortgage Notes were used to purchase approximately $22.2 million of U.S. Government securities. These securities were deposited into an irrevocable trust to complete an in-substance defeasance of Buckeye's 9.50 percent, Series H, First Mortgage Notes. The funds in the trust were used solely to satisfy the interest due and principal amount of $20 million due at maturity in December 1995. Accordingly, these U.S. Government securities and the Series H First Mortgage Notes have been excluded from the balance sheets.

13.LEASES AND COMMITMENTS

  The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 1996 are approximately $2.5 million for each of the next five years. Substantially all of these lease payments can be cancelled at any time should they not be required for operations.

  The Manager leases space in an office building and certain copying equipment and Buckeye leases certain computing equipment and automobiles. The rent on such leases is charged to the Operating Partnerships. Future minimum lease payments under these noncancellable operating leases at December 31, 1996 were as follows: $1,006,000 for 1997, $879,000 for 1998, $442,000 for 1999,
$359,000 for 2000, $368,000 for 2001 and $1,647,000 thereafter.

  Buckeye is committed to pay a minimum of $1,743,000 annually for the next fifteen years under an energy services agreement. The minimum payment is based upon the annual usage requirement of natural gas engines located at its Linden, New Jersey facility. Buckeye is required to pay the difference between actual usage and the minimum required usage at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods.

  Rent expense for all operating leases was $5,276,000, $5,161,000 and $4,834,000 for 1996, 1995 and 1994, respectively.

14.RELATED PARTY TRANSACTIONS

  The Partnership and the Operating Partnerships are managed by the General Partner and the Manager. Under certain partnership agreements and management agreements, the General Partner,

                            BUCKEYE PARTNERS, L.P.

the Manager, and certain related parties are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership and the Operating Partnerships. These costs, which totaled $61.1 million, $55.4 million and $52.5 million in 1996, 1995 and 1994, respectively, include insurance, general and administrative costs, compensation and benefits payable to officers and employees of the General Partner and Manager, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

  In 1986, Buckeye's predecessor ("Pipe Line") (then owned by a subsidiary of American Financial) obtained an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") for all six of its facilities in New Jersey. The ACO required Pipe Line to conduct in a timely manner a sampling plan for environmental contamination at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership and the costs of compliance have been and will continue to be paid by American Financial. Through December 1996, Buckeye's costs of approximately $2,546,000 have been funded by American Financial.

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

  Also on March 22, 1996, the General Partner amended and restated the Incentive Compensation Agreement to delete American Financial as a party to the agreement and clarify that the Incentive Compensation Agreement terminates if the General Partner is removed as general partner of the Partnership. The Incentive Compensation Agreement was approved on behalf of the Partnership by a special committee of disinterested directors of the Partnership. Incentive compensation payments were $1.3 million, $0.5 million and $0.4 million in 1996, 1995 and 1994, respectively.

                            BUCKEYE PARTNERS, L.P.

15.PARTNERS' CAPITAL

  Changes in partners' capital for the years ended December 31, 1994, 1995, and 1996 were as follows:

                                             GENERAL     LIMITED
                                             PARTNER    PARTNERS       TOTAL
                                             ---------------------- -----------
                                             (IN THOUSANDS, EXCEPT FOR UNITS)
   Partners' capital at January 1, 1994....  $  2,338  $   231,357  $   233,695
   Net income..............................       458       45,359       45,817
   Distributions...........................      (340)     (33,628)     (33,968)
   Proceeds from exercise of unit options
    and capital contributions..............         4          428          432
                                             --------  -----------  -----------
   Partners' capital at December 31, 1994..     2,460      243,516      245,976
   Net income..............................       498       49,342       49,840
   Distributions...........................      (340)     (33,669)     (34,009)
   Proceeds from exercise of unit options
    and capital contributions..............         4          374          378
                                             --------  -----------  -----------
   Partners' capital at December 31, 1995..     2,622      259,563      262,185
   Net income..............................       493       48,844       49,337
   Distributions...........................      (365)     (36,162)     (36,527)
   Proceeds from exercise of unit options
    and capital contributions..............        10          974          984
                                             --------  -----------  -----------
   Partners' capital at December 31, 1996..  $  2,760  $   273,219  $   275,979
                                             ========  ===========  ===========
   Units outstanding at January 1, 1994....   121,212   12,000,000   12,121,212
   Units issued pursuant to the unit option
    and distribution equivalent plan and
    capital contributions..................       162       16,060       16,222
                                             --------  -----------  -----------
   Units outstanding at December 31, 1994..   121,374   12,016,060   12,137,434
   Units issued pursuant to the unit option
    and distribution equivalent plan and
    capital contributions..................       138       13,670       13,808
                                             --------  -----------  -----------
   Units outstanding at December 31, 1995..   121,512   12,029,730   12,151,242
   Units issued pursuant to the unit option
    and distribution equivalent plan and
    capital contributions..................       308       30,450       30,758
                                             --------  -----------  -----------
   Units outstanding at December 31, 1996..   121,820   12,060,180   12,182,000
                                             ========  ===========  ===========

  The net income per unit for 1996, 1995 and 1994 was calculated using the weighted average outstanding units of 12,173,353, 12,146,124 and 12,131,640, respectively.

  The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue more than 4,800,000 additional LP Units, or issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units. At December 31, 1996, the Partnership has the ability to issue up to 4,739,820 additional LP Units without prior approval of the Limited Partners of the Partnership.

                            BUCKEYE PARTNERS, L.P.

16. CASH DISTRIBUTIONS

  The Mortgage Note Indenture covenants permit cash distributions by Buckeye to the Partnership so long as no default exists under the Mortgage Note Indenture and provided that such distributions do not exceed Net Cash Available to Partners (generally defined to equal net income plus depreciation and amortization less (a) capital expenditures funded from operating cash flows (b) payments of principal of debt and (c) certain other amounts, all on a cumulative basis since the formation of the Partnership). The maximum amount available for distribution by Buckeye to the Partnership under the formula as of December 31, 1996, amounted to $25.1 million. The Partnership is also entitled to receive cash distributions from Everglades, BTT and Laurel.

  The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Mortgage Note Indenture. In 1996, quarterly distributions of $0.75 per GP and LP Unit were paid in February, May, August and November. In 1995 and 1994, quarterly distributions of $0.70 per GP and LP Unit were paid in February, May, August and November. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $36,527,000 in 1996, $34,009,000 in 1995 and $33,968,000 in 1994.

  On February 12, 1997, the General Partner announced a quarterly distribution of $0.75 per GP and LP Unit payable on February 28, 1997.

17. QUARTERLY FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

  Summarized quarterly financial data for 1996 and 1995 are set forth below. Quarterly results were influenced by seasonal factors inherent in the Partnership's business.

                           1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER         TOTAL
                         --------------- --------------- --------------- --------------- -----------------
                          1996    1995    1996    1995    1996    1995    1996    1995     1996     1995
                         ------- ------- ------- ------- ------- ------- ------- ------- -------- --------
                                              (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Revenue................. $46,269 $44,234 $44,633 $46,011 $45,083 $46,195 $46,970 $47,022 $182,955 $183,462
Operating income........  17,330  16,844  12,979  17,887  17,621  17,852  20,854  18,921   68,784   71,504
Net income..............  11,658  11,405  10,259  12,535  12,017  12,393  15,403  13,507   49,337   49,840
Net income per Unit.....    0.96    0.94    0.84    1.03    0.99    1.02    1.26    1.11     4.05     4.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Partnership does not have directors or officers. The directors and officers of the General Partner and the Manager perform all management functions. Prior to the Acquisition, directors and officers of the General Partner and the Manager were selected by American Financial. Directors and officers of the General Partner and the Manager will now be selected by BAC. The executive officers of the General Partner and the Manager are currently employed by Glenmoor, which provides management services to the General Partner and the Manager under the Glenmoor Management Agreement. See "Certain Relationships and Related Transactions."

DIRECTORS OF THE GENERAL PARTNER

  Set forth below is certain information concerning the directors of the General Partner.

    NAME, AGE AND PRESENT                   BUSINESS EXPERIENCE DURING
POSITION WITH GENERAL PARTNER                     PAST FIVE YEARS
-----------------------------               --------------------------
  Alfred W. Martinelli, 69     Mr. Martinelli has been Chairman of the Board and
   Chairman of the Board,      Chief Executive Officer of the General Partner for
    Chief Executive            more than five years. He has been a Director of the
   Officer                     General Partner since October, 1986. Mr. Martinelli
    and Director*              served as President of the General Partner from Feb-
                               ruary 1991 to February 1992. He was Chairman and
                               Chief Executive Officer of Penn Central Energy Man-
                               agement Company ("PCEM"), for more than five years,
                               until his resignation in March 1996. Mr. Martinelli
                               was also Vice Chairman and a director of American
                               Financial and a director of American Annuity Group,
                               Inc., for more than five years, until his resigna-
                               tion in March 1996.
  C. Richard Wilson, 52        Mr. Wilson has been a director of the General Part-
   President, Chief            ner since February 1995. He was elected President of
   Operating Officer           the General Partner in March 1996 and was elected
    and Director*              Chief Operating Officer in January 1997. Mr. Wilson
                               was elected Chairman of the Board of the Manager in
                               February 1995. He has been President and Chief Oper-
                               ating Officer of the Manager since February 1991.
  Ernest R. Varalli, 66        Mr. Varalli has been a director of the General Part-
   Director*                   ner since July 1987. He was Executive Vice Presi-
                               dent, Chief Financial Officer and Treasurer for more
                               than five years until 1996. Mr. Varalli served as
                               Executive Vice President, Chief Financial Officer
                               and Treasurer of PCEM until his resignation in March
                               1996. Mr. Varalli had been a consultant to American
                               Financial, for more than five years, until March
                               1996.

    NAME, AGE AND PRESENT                   BUSINESS EXPERIENCE DURING
POSITION WITH GENERAL PARTNER                     PAST FIVE YEARS
-----------------------------               --------------------------
Brian F. Billings, 58          Mr. Billings has been a Director of the General
 Director*                     Partner since October, 1986. He served as Chairman
                               of the Manager until February 1995. Mr. Billings was
                               President of PCEM from December 1986 to 1995.
A. Leon Fergenson, 84          Mr. Fergenson has been a director of the General
 Director                      Partner since December 1986. He is also a director
                               of American Annuity Group, Inc., Sequa Corporation
                               and National Benefit Life Insurance Company.
Edward F. Kosnik, 52           Mr. Kosnik has been a Director of the General Part-
 Director                      ner since October 1986. He was Senior Executive Vice
                               President and Chief Operating Officer of Alexander &
                               Alexander Services, Inc. from May 1996 until January
                               1997. Mr. Kosnik was Executive Vice President and
                               Chief Financial Officer of Alexander & Alexander
                               Services, Inc. from August 1994 to April 1996. He
                               was Chairman of the Board, President and Chief Exec-
                               utive Officer of JWP, Inc. from May 1993 through
                               April 1994. Mr. Kosnik was Executive Vice President
                               and Chief Financial Officer of JWP, Inc. from Decem-
                               ber 1992 to April 1993. He was President of Sprague
                               Technologies, Inc. from May 1992 to June 1992 and
                               President and Chief Executive Officer of Sprague
                               Technologies, Inc. from July 1987 to May 1992.
William C. Pierce, 56          Mr. Pierce has been a director of the General Part-
 Director                      ner since February 1987. He was Executive Vice Pres-
                               ident and Group Executive of Chemical Bank and Chem-
                               ical Banking Corporation from November 1992 until
                               his retirement in July 1994. Mr. Pierce served as
                               Executive Vice President and Chief Risk Policy Offi-
                               cer of Chemical Bank and Chemical Banking Corpora-
                               tion from December 1991 to November 1992.
Robert H. Young, 75            Mr. Young has been a director of the General Partner
 Director                      since July 1987. He was Secretary of the General
                               Partner from July 1987 through October 1991. Since
                               October 1991, Mr. Young has been Counsel to the law
                               firm of Morgan, Lewis & Bockius. He is also Chairman
                               of the Board of Directors of Independence Blue
                               Cross.

--------
* Also a director of the Manager.

  Mr. Neil M. Hahl, the President of the General Partner since February 1992, a director of the General Partner since February 1989 and Senior Vice President of American Financial, resigned as President and director of the General Partner upon the closing of the Acquisition.

  The General Partner has an Audit Committee, which currently consists of four directors: Brian F. Billings, A. Leon Fergenson, Edward F. Kosnik and William
C. Pierce. Messrs. Billings, Fergenson, Kosnik and Pierce are neither officers nor employees of the General Partner or any of its affiliates.

  The General Partner also has an Organization and Compensation Committee, which currently consists of three directors: Edward F. Kosnik, Ernest R. Varalli and Robert H. Young. The Organization and Compensation Committee is concerned primarily with establishing executive compensation policies for officers of the Manager and administering the Partnership's Option Plan. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

  In addition, the General Partner has a Finance Committee, which currently consists of three directors: Edward F. Kosnik, William C. Pierce and Ernest R. Varalli. The Finance Committee provides oversight and advice with respect to the capital structure of the Partnership.

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGER

  Set forth below is certain information concerning the directors and executive officers of the Manager. The executive officers of the Manager also serve as the executive officers of the General Partner. Messrs. Billings and Martinelli were elected as directors of the Manager in March 1987, and Mr. Varalli was elected as a director of the Manager in July 1987.

   NAME, AGE AND PRESENT                 BUSINESS EXPERIENCE DURING
 POSITION WITH THE MANAGER                     PAST FIVE YEARS
 -------------------------               --------------------------
 C. Richard Wilson, 52      Mr. Wilson was named President and Chief Operating
  President, Chief          Officer in February 1991. He was Executive Vice
  Operating Officer         President and Chief Operating Officer from July 1987
  and Director              to February 1991. Mr. Wilson has been a director of
                            the Manager since October 1986. He was elected as a
                            Director of the General Partner in February 1995 and
                            as President of the General Partner in March 1996.
 Michael P. Epperly, 53     Mr. Epperly was named Senior Vice President--Opera-
  Senior Vice President--   tions in March 1990.
  Operations
 David J. Martinelli, 36    Mr. Martinelli was named Vice President--Treasurer
  Vice President--          in March 1997. He was named Treasurer in June 1996
  Treasurer                 and Assistant Treasurer in March 1996. Mr. Marti-
                            nelli was employed in a corporate financial position
                            with Salomon Brothers Inc from 1993 until 1996. He
                            was a Vice President with Paine Webber International
                            from 1990 until 1991. Mr. Martinelli is the son of
                            Alfred W. Martinelli.
 Stephen C. Muther, 47      Mr. Muther was named Senior Vice President--Adminis-
  Senior Vice President--   tration, General Counsel and Secretary in February
  Administration, General   1995. He served as General Counsel, Vice President--
  Counsel and Secretary*    Administration and Secretary from May 1990 to Febru-
                            ary 1995.
 Steven C. Ramsey, 42       Mr. Ramsey was named Senior Vice President--Finance
  Senior Vice President--   and Chief Financial Officer in June 1996. He was
  Finance and Chief         named Vice President--Finance and Treasurer in Feb-
  Financial Officer         ruary 1995. Mr. Ramsey served as Vice President and
                            Treasurer from February 1991 to February 1995. He
                            was elected Treasurer in June 1989.

--------
* Also Secretary of the General Partner since February 1992.

   NAME, AGE AND PRESENT                 BUSINESS EXPERIENCE DURING
 POSITION WITH THE MANAGER                     PAST FIVE YEARS
 -------------------------               --------------------------
 William H. Shea, Jr., 42   Mr. Shea was named Vice President--Marketing and
  Vice President--          Business Development in March 1996. He was Vice
  Marketing and Business    President--West Central Region of Laidlaw Environ-
  Development               mental Services from 1994 until 1995. Mr. Shea was
                            Vice President--Sales and Eastern Region Operations
                            of USPCI, Inc. (a subsidiary of Union Pacific Corpo-
                            ration) from 1993 until 1994. He was Vice Presi-
                            dent--Operations of USPCI, Inc. from 1989 until
                            1993. Mr. Shea is the son-in-law of Mr. Alfred W.
                            Martinelli.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the total compensation earned by the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner, the Manager and Glenmoor for services rendered to the Partnership, the General Partner or the Manager for the fiscal year ended December 31, 1996, as well as the total compensation earned by such individuals for the two previous fiscal years. Alfred W. Martinelli, Chairman of the Board, Chief Executive Officer and Director of the General Partner, did not receive any cash compensation for serving as an officer of the General Partner in 1996, but received fees for serving as a Director of the General Partner. See "Director Compensation." Executive officers of the Manager, including Messrs. Wilson, Epperly, Muther and Ramsey, were compensated in 1996 by the Manager and Glenmoor and, pursuant to management agreements with each of the Operating Partnerships, such compensation is reimbursed by the Operating Partnerships in accordance with an allocation formula based upon the results of the prior year's operations. Under the terms of the proposed ESOP Restructuring, the Partnership and the Operating Partnerships would be permanently released from the obligation to reimburse the General Partner, the Manager or Glenmoor for certain executive compensation costs. See "Business--Introduction."

                          SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                                                  COMPENSATION
                                                              ---------------------
                                   ANNUAL COMPENSATION          AWARDS    PAYOUTS
                              -----------------------------   ---------- ----------
                                                    OTHER     SECURITIES
                                                   ANNUAL     UNDERLYING    LTIP    ALL OTHER
        NAME AND                         BONUS(1)  COMPEN-    OPTIONS(2) PAYOUTS(3)  COMPEN-
   PRINCIPAL POSITION    YEAR SALARY ($)   ($)    SATION($)      (#)        ($)     SATION ($)
   ------------------    ---- ---------- -------- ---------   ---------- ---------- ----------
Alfred W. Martinelli.... 1996        0         0        0            0          0     12,500(6)
 Chairman of the         1995        0         0        0            0          0     30,000(6)
 Board and Chief         1994        0         0   11,033(4)         0          0     24,500(6)
 Executive Officer
C. Richard Wilson....... 1996  247,500   112,500         (5)    10,000          0     49,262(7)
 President and Chief     1995  247,500   135,000         (5)    10,000          0     40,425(7)
 Operating Officer       1994  225,000   120,000         (5)     9,000     13,050     33,938(7)
Michael P. Epperly...... 1996  167,500    56,250         (5)     4,500          0     30,971(7)
 Senior Vice President-- 1995  167,500    67,500         (5)     4,500          0     25,850(7)
 Operations              1994  155,000    67,500         (5)     4,500     10,875     23,650(7)
Stephen C. Muther....... 1996  170,500    62,500         (5)     5,500          0     31,441(7)
 Senior Vice President-- 1995  170,500    75,000         (5)     5,500          0     23,050(7)
 Administration,         1994  155,000    60,000         (5)     4,000          0     20,000(7)
 General Counsel and
  Secretary
Steven C. Ramsey........ 1996  145,800    60,750         (5)     4,500          0     27,198(7)
 Senior Vice President-- 1995  145,800    67,500         (5)     4,500          0     20,580(7)
 Finance and Chief       1994  135,000    60,000         (5)     4,000      7,250     18,000(7)
 Financial Officer

--------
(1) Represents amounts awarded by the Compensation Committee as cash bonuses earned under the Manager's Annual Incentive Compensation Plan ("AIC Plan"). Under the AIC Plan, individual awards are granted to participants based upon satisfaction of such participant's target award opportunities and such awards are paid to participants as soon as practicable after they are granted.
(2) Represents options granted under the Partnership's Unit Option and Distribution Equivalent Plan (the "Option Plan"). See "Long Term Compensation Option Plan."
(3) Represents payments received during the applicable year under the Manager's Long-Term Incentive Compensation Plans (the "LTIC Plans"). See "Long-Term Compensation Long-Term Incentive Plans."
(4) Represents lease payments made by the Partnership for an automobile used by Mr. Martinelli.
(5) During the year indicated, no perquisites or non-cash compensation exceeded the lesser of $50,000 or an amount equal to 10 percent of such person's salary and bonus.
(6) Represents director fees which commenced in July 1992. See "Director Compensation."
(7) Represents the amount contributed by the Manager to the Manager's defined contribution retirement plan and the Manager's matching contributions under the Manager's savings plan, the value of shares allocated under the ESOP and, for Messrs. Wilson, Epperly, Muther and Ramsey an additional $17,717, $4,250, $4,775 and $3,165, respectively, under the Manager's Benefit Equalization Plan for 1996. Messrs. Wilson, Epperly, Muther and Ramsey received an additional $23,925, $9,350, $8,050 and $5,580, respectively, in 1995 and $18,313, $7,150, $5,000 and $3,000,
    respectively, in 1994 under the Manager's Benefit Equalization Plan. In addition to participation in the Manager's defined contribution plan, Messrs. Wilson, Epperly and Ramsey are guaranteed certain defined benefits upon retirement under the Manager's retirement income guarantee plan. See "Retirement and Savings Plans."

LONG-TERM COMPENSATION

 Option Plan

  The following table sets forth additional information regarding options granted under the Option Plan to the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and Manager during 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                      POTENTIAL REALIZABLE
                                                                        VALUE AT ASSUMED
                                                                    ANNUAL RATES OF LP UNIT
                                                                     PRICE APPRECIATION FOR
                                     INDIVIDUAL GRANTS                    OPTION TERM
                         ------------------------------------------ --------------------------
                                     PERCENT OF
                                       TOTAL
                         SECURITIES   OPTIONS
                         UNDERLYING  GRANTED TO EXERCISE
                           OPTIONS   EMPLOYEES  OR BASE
                         GRANTED (1) IN FISCAL   PRICE   EXPIRATION
          NAME               (#)        YEAR    ($/UNIT)    DATE    5% ($) (2)    10% ($) (2)
          ----           ----------- ---------- -------- ---------- -----------   ------------
Alfred W. Martinelli....        0        --         --         --            --             --
C. Richard Wilson.......   10,000      27.8%     38.000  2/06/2006       239,000        605,600
Michael P. Epperly......    4,500      12.5%     38.000  2/06/2006       107,500        272,500
Stephen C. Muther.......    5,500      15.3%     38.000  2/06/2006       131,400        333,100
Steven C. Ramsey........    4,500      12.5%     38.000  2/06/2006       107,500        272,500

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

  The following table sets forth information regarding options exercised in 1996 and values of unexercised options as of December 31, 1996 for the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner and the Manager.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                                      NUMBER OF
                                                     SECURITIES      VALUE OF
                                                     UNDERLYING    UNEXERCISED
                                                     UNEXERCISED   IN-THE-MONEY
                                                     OPTIONS AT     OPTIONS AT
                                                    DECEMBER 31,   DECEMBER 31,
                                                      1996 (#)     1996 ($) (1)
                            LP UNITS                ------------- --------------
                          ACQUIRED ON     VALUE     EXERCISABLE/   EXERCISABLE/
          NAME            EXERCISE (#) REALIZED ($) UNEXERCISABLE UNEXERCISABLE
          ----            ------------ ------------ ------------- --------------
Alfred W. Martinelli.....        0           --              0/0             --
C. Richard Wilson........    6,000        93,300    1,170/33,500  19,600/162,600
Michael P. Epperly.......    3,750        64,600        0/15,750        0/77,200
Stephen C. Muther........    3,000        54,400        0/16,800        0/78,600
Steven C. Ramsey.........    4,500        80,100        0/14,500        0/66,900

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

  The RIGP generally provides for an additional retirement benefit equal to the amount, if any, by which the aggregate of the annuity equivalent of the employee's accrued benefit under the former Retirement Plan at December 31, 1985 plus the annuity equivalent of the vested portion of employer contributions under the New Retirement Program for the account of such employee (plus or minus aggregate investment gains or losses thereon) is less than the retirement benefit that the employee would have received if the former Retirement Plan had continued. The vesting formula for the New Retirement Program and the RIGP provides for 100 percent vesting after 5 years of service. Service under the former Retirement Plan is carried over to the new plans. The minimum retirement benefit guaranteed under the RIGP is based on the highest average compensation during any five consecutive calendar years of employment within the last ten years of employment preceding retirement ("Highest Average Compensation"). For purposes of the RIGP, compensation is defined to include the same components as under the Retirement Plan. The former Retirement Plan benefit, which the RIGP was established to guarantee, provides for a retirement benefit equal to 1.75 percent per year of service (maximum of 60 percent) of the Highest Average Compensation, reduced by 1.46 percent for each year of service (with a maximum offset of 50 percent) of the estimated primary insurance (social security) amount that an employee is entitled to receive upon retirement, other termination of employment or, if earlier, attainment of age 65 under the Social Security Act.

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

                                         ESTIMATED ANNUAL RETIREMENT BENEFIT
  VERAGE OF 5A                       --------------------------------------------
 HGHEST ANNUALI                                    YEARS OF SERVICE
  OMPENSATIONC                       --------------------------------------------
    LEVELS                              15       20       25       30       35
--------------                       -------- -------- -------- -------- --------
   $100,000......................... $ 22,765 $ 30,354 $ 37,942 $ 45,531 $ 52,041
    150,000.........................   35,890   47,854   59,817   71,781   82,045
    200,000.........................   49,015   65,354   81,692   98,031  112,049
    250,000.........................   62,140   82,854  103,567  124,281  142,053
    300,000.........................   75,265  100,354  125,442  150,531  172,056
    350,000.........................   88,390  117,854  147,317  176,781  202,060
    400,000.........................  101,515  135,354  169,192  203,031  232,064
    450,000.........................  114,640  152,854  191,067  229,281  262,068
    500,000.........................  127,765  170,354  212,942  255,531  292,071

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

  Messrs. Wilson, Epperly and Ramsey have 22, 31 and 15 full credited years of service with the Manager and its affiliates, respectively, under the New Retirement Program, the RIGP and the Equalization Plan. Each of them is 100 percent vested under such plans. Mr. Muther has six full years of credited service with the Manager. He is not covered under the RIGP and is currently vested under the New Retirement Program.

  Officers of the Manager are also eligible to participate on a voluntary basis in the Manager's Savings Plan (the "Savings Plan"). An employee may elect to contribute to the Savings Plan annually a specified percentage of his pay, subject to certain limitations. Prior to the formation of the ESOP, the Manager contributed to the Savings Plan, out of its current or accumulated profits, for the benefit of each participating employee, an amount equal to his contributions up to a maximum of 5 percent of his pay (6 percent of pay if the employee has completed 20 or more years of service). Employees could elect to have the Manager's contributions invested in any of four investment funds. The Manager's contributions vested immediately for the first 2 percent of the employee's pay and at the rate of 20 percent per year of service (excluding the first year of service) for the remainder, with 100 percent vesting upon death, disability, retirement or attainment of age 65. Benefits are payable, at the election of the employee, in a lump-sum cash distribution after termination of employment or as an annuity upon retirement or a combination of the two.

EMPLOYEE STOCK OWNERSHIP PLAN

  In connection with the Acquisition, the ESOP was formed for the benefit of employees of the General Partner, the Manager and Glenmoor. The ESOP holds an investment in BAC Preferred Stock. The BAC Preferred Stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP loan bear to the total of all principal and interest payments due under the ESOP loan. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Allocated BAC Preferred Stock receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP loan. The BAC Preferred Stock vests at the rate of 20 percent per year of service (excluding the first year of service), with 100 percent vesting upon death, disability, retirement or attainment of age 65. In general, benefits are payable, at the election of the employee, in a lump-sum cash distribution after termination of employment or as an annuity upon retirement or a combination of the two. BAC is required to repurchase the BAC Preferred Stock allocated to employees' accounts, upon termination of employment, at fair market value. The General Partner has approved a proposed ESOP Restructuring which is subject to approval by the Unitholders. See "Business--Introduction."

DIRECTOR COMPENSATION

  The fee schedule for directors of the General Partner other than Messrs. Martinelli and Wilson is as follows: annual fee, $15,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Mr. Varalli was entitled to the annual fee until March 1996. Directors' fees paid by the General Partner in 1996 to such directors amounted to $176,000.

  Mr. Martinelli, Chairman of the Board, Chief Executive Officer and Director of the General Partner is entitled to receive the following fees as Chairman of the Board of Directors: attendance fee for each Board of Directors meeting, $1,500; and attendance fee for each committee meeting, $1,000 and, until March 1996, an annual fee of $20,000. Director's fees paid by the General Partner in 1996 to Mr. Martinelli, including $5,000 in annual fees, amounted to $12,500.

  Mr. Wilson, President, Chief Operating Officer and Director of the General Partner and Manager, is compensated by the Partnership for his services to the Manager (see "Summary Compensation Table") and does not receive any additional compensation or other benefits with respect to his services as a director of the General Partner.

  Members of the Board of Directors of the Manager were not compensated for their services as directors, and it is not currently anticipated that any such compensation will be paid in the future to directors of the Manager who are full-time employees of the Manager or any of its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  The Organization and Compensation Committee consists of Messrs. Kosnik, Varalli and Young. Mr. Varalli is a former executive officer of the General Partner. Mr. Young is counsel to the law firm of Morgan, Lewis and Bockius, LLP, which provides legal services to the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  No person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of February 1, 1997.

  The following table sets forth certain information, as of February 1, 1997, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and the Manager and by all directors and executive officers of the General Partner and the Manager as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner or the Manager owned beneficially, as of February 1, 1997, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

       NAME                                              NUMBER OF LP UNITS (1)
       ----                                              ----------------------
Brian F. Billings.......................................          7,500(2)
Michael P. Epperly......................................            140(2)
A. Leon Fergenson.......................................            200
Edward F. Kosnik........................................          5,000(2)
Alfred W. Martinelli....................................          4,500(2)
William C. Pierce.......................................            800(2)
Steven C. Ramsey........................................            800(2)
Ernest R. Varalli.......................................          6,500(2)
C. Richard Wilson.......................................          2,500
Robert H. Young.........................................          2,500
All directors and executive officers as a group
 (consisting of 13 persons, including those named
 above).................................................         32,540

--------
(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.
(2) The LP Units owned by the persons indicated have shared voting and investment power with their respective spouses.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Partnership and the Operating Partnerships are managed by the General Partner and the Manager, respectively, pursuant to the Partnership Agreement, the several Amended and Restated Agreements of Limited Partnership of the Operating Partnerships (the "Operating Partnership Agreements") and the several Management Agreements between the Manager and the Operating Partnerships (the "Management Agreements").

  On March 22, 1996, BAC acquired all of the common stock of the General Partner from a subsidiary of American Financial for $63 million. The common stock of BAC is owned by Glenmoor and certain managers of the Manager. Glenmoor is a limited liability partnership whose partners consist primarily of members of senior management of the General Partner and the Manager, including Alfred W. Martinelli, Chairman of the Board, Chief Executive Officer and Director of the General Partner and Manager; Ernest R. Varalli, Director of the General Partner and Manager; C. Richard Wilson, President, Chief Operating Officer and Director of the General Partner and Manager; Stephen C. Muther, Senior Vice President--Administration, General Counsel and Secretary of the General Partner and Manager; Steven C. Ramsey, Senior Vice President-- Finance and Chief Financial Officer of the General Partner and Manager; and Michael P. Epperly, Senior Vice President--Operations of the General Partner and Manager. All of the outstanding BAC Preferred Stock is owned by the ESOP.

  In connection with the Acquisition, the General Partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the proceeds to purchase the BAC Preferred Stock. BAC used the $63 million proceeds of the sale of the BAC Preferred Stock to the ESOP, plus $6 million of proceeds from the sale of BAC common stock to Glenmoor and certain managers of the Manager, to pay the Acquisition purchase price, Acquisition-related expenses and to make a capital contribution to the General Partner to maintain adequate net worth.

  On March 22, 1996, the General Partner amended the Partnership Agreement to
(a) extend the period under which the General Partner would agree to act as general partner of the Partnership until the later of (i) December 23, 2011 or
(ii) the date the ESOP loan is paid in full, (b) clarify that fair market value of the GP Units includes the value of the right to receive incentive compensation for purposes of determining the amount required to be paid to the General Partner by any successor general partner of the Partnership, and (c) reduce the threshold for payment of Restricted Payments (as defined in the Partnership Agreement) by the General Partner or the Manager from $23,000,000 to $5,000,000. The Partnership received an opinion of counsel that the execution of the amendment to the Partnership Agreement would not (a) result in the loss of limited liability of any Limited Partner or (b) result in the Partnership or any Operating Partnership being treated as an association taxable as a corporation for federal income tax purposes. The amendment to the Partnership Agreement and related opinion of counsel were approved on behalf of the Partnership by a special committee of disinterested directors of the General Partner comprised of William C. Pierce, A. Leon Fergenson and Edward
F. Kosnik.

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

  Under the Partnership Agreement and the Operating Partnership Agreements, as well as the Management Agreements, the General Partner, the Manager and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnerships. These costs and expenses include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to officers and other employees of the General Partner and Manager, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Such reimbursed amounts constitute a substantial portion of the revenues of the General Partner and the Manager. These costs and expenses reimbursed by the Partnership in 1996 totaled $61.1 million which includes $3.3 million in Glenmoor management fees and $341,000 of American Financial allocated expenses.

  Prior to the Acquisition, the Partnership reimbursed the General Partner for a Senior Management Charge from American Financial equaling $1,400,000 per annum, and an Overhead Allocation estimated to be 3% of overall American Financial non-executive administrative overhead or $450,000 per annum. This allocation was intended to cover the services of Messrs. Martinelli, Varalli, Hahl and other senior American Financial officers who from time to time provided advice regarding Partnership matters, as well as treasury, pension, human resources, risk management, claims and litigation services which the Partnership received from time to time from American Financial personnel. Amounts paid in 1996 to American Financial for allocated expenses equaled $341,000. See "Executive Compensation--Summary Compensation and Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

  On March 22, 1996, the General Partner entered into the Glenmoor Management Agreement pursuant to which Glenmoor agreed to provide certain management functions to the General Partner and the Manager. Glenmoor receives an annual management fee, which is approved each year by the disinterested directors of the General Partner. The management fee includes a Senior Administrative Charge of not less than $975,000, reimbursement for certain compensation costs and expenses and participation of Glenmoor employees in the Manager's employee benefit plans, including the ESOP. The aggregate management fee to Glenmoor is expected to be less than the amounts paid by the General Partner and the Manager to American Financial and senior management for similar services. The Glenmoor Management Agreement was approved by a special committee of disinterested directors of the General Partner comprised of William C. Pierce,
A. Leon Fergenson and Edward F. Kosnik. Amounts paid in 1996 to Glenmoor for management fees equaled $3.3 million, including $0.8 million for the Senior Administrative Charge and $2.5 million of reimbursed expenses.

  The Incentive Compensation Agreement, as amended, provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.65 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 25 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.65 but is not more than $0.70 plus (ii) 30 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.70 but is not more than $0.80 plus (iii) 40 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.80 but is not more than $0.90 plus (iv) 50 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.90. The General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $20.00 (the initial public offering price of the LP Units) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering. Incentive compensation paid by the Partnership to the General Partner for quarterly cash distributions totaled $1,326,000 in 1996; no special cash distributions have ever been paid by the Partnership.

  The General Partner has approved a proposed ESOP Restructuring, which is subject to approval by the Unitholders. Under the terms of the proposed ESOP Restructuring, certain of the foregoing agreements, including the Glenmoor Management Agreement and the Incentive Compensation Agreement, would be amended to, among other things, eliminate permanently the obligation of the Partnership and the Operating Partnerships to reimburse the General Partner, the Manager and Glenmoor for certain executive compensation costs and to reduce the amount of incentive compensation to be paid by the Partnership to the General Partner. See "Business--Introduction."

  On February 12, 1997, the General Partner announced a quarterly distribution of $0.75 per GP and LP Unit payable on February 28, 1997. As such distribution exceeds a target of $0.65 per LP Unit, the Partnership will pay the General Partner incentive compensation aggregating $331,000 as a result of this distribution.

  Based in part on the savings available to the Partnership from the proposed ESOP Restructuring, the Board of Directors of the General Partner announced its intention to increase the regular quarterly cash distributions by $.10, to $.85, per LP Unit, provided that the ESOP Restructuring is approved by the Unitholders and there has been no material change in the business of the Partnership.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

    (1) and (2) Financial Statements and Financial Statement Schedule--see Index to Financial Statements and Financial Statement Schedule appearing on page 20.

    (3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
        3.1      --Amended and Restated Agreement of Limited Partnership of the
                  Partnership, dated as of December 23, 1986.(1) (Exhibit 3.1)
        3.2      --Amendment No. 1 to the Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated July 18,
                  1995.(10) (Exhibit 3.1)
        3.3      --Amendment No. 2 to the Amended and Restated Agreement of
                  Limited Partnership of the Partnership dated March 22,
                  1996.(11) (Exhibit 3.3)
        3.4      --Amended and Restated Certificate of Limited Partnership of
                  the Partnership, dated as of November 18, 1986.(1) (Exhibit
                  3.1)
        4.1      --Indenture of Mortgage and Deed of Trust and Security
                  Agreement, dated as of December 15, 1986, by Buckeye to
                  Pittsburgh National Bank and J. G. Routh, as Trustees.(1)
                  (Exhibit 4.1)
        4.2      --Note Purchase Agreement, dated as of December 15, 1986,
                  among Buckeye and the several purchasers named therein
                  relating to $300,000,000 of First Mortgage Notes.(1) (Exhibit
                  4.2)
        4.3      --First Supplemental Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of December 1, 1987, by
                  Buckeye Pipe Line Company, L.P., to Pittsburgh National Bank
                  and J. G. Routh, as Trustees.(2) (Exhibit 4.4)
        4.4      --Second Supplemental Indenture and Deed of Trust and Security
                  Agreement, dated as of November 30, 1992 by Buckeye Pipe Line
                  Company, L.P. to Pittsburgh National Bank and J. G. Routh, as
                  Trustees.(3) (Exhibit 4.5)
        4.5      --Third Supplemental Indenture and Deed of Trust and Security
                  Agreement, dated as of December 31, 1993, by Buckeye Pipe
                  Line Company, L.P. to Pittsburgh National Bank and J. G.
                  Routh, as Trustees.(8) (Exhibit 4.5)
        4.6      --Note Purchase and Private Shelf Agreement, dated as of
                  December 31, 1993 between Buckeye Pipe Line Company, L.P. and
                  The Prudential Insurance Company of America.(8) (Exhibit 4.6)
        4.7      --Fourth Supplemental Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of March 15, 1994, by
                  Buckeye Pipe Line Company, L.P., to PNC Bank, National
                  Association and J. G. Routh, as Trustees.(9) (Exhibit 4.8)
        4.8      --Fifth Supplemental Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of March 30, 1994, by
                  Buckeye Pipe Line Company, L.P., to PNC Bank, National
                  Association and J. G. Routh, as Trustees.(9) (Exhibit 4.9)

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
        4.9      --Certain instruments with respect to long-term debt of the
                  Operating Partnerships which relate to debt that does not
                  exceed 10 percent of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to
                  Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R.
                  (S)229.601. The Partnership hereby agrees to furnish
                  supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
       10.1      --Amended and Restated Agreement of Limited Partnership of
                  Buckeye, dated as of December 23, 1986.(1)(4) (Exhibit 10.1)
       10.2      --Management Agreement, dated March 22, 1996 between the
                  General Partner and Glenmoor.(11) (Exhibit 10.2)
       10.3      --Management Agreement, dated November 18, 1986, between the
                  Manager and Buckeye.(1)(5) (Exhibit 10.4)
       10.4      --Amended and Restated Incentive Compensation Agreement, dated as of March 22, 1996, between the General Partner and the
                  Partnership.(11) (Exhibit 10.4)
       10.5      --Annual Incentive Compensation Plan for key employees of the
                  Manager.(1)(6) (Exhibit 10.8)
       10.6      --Form of Long-Term Incentive Compensation Plan for key
                  employees of the Manager.(1)(6) (Exhibit 10.9)
       10.7      --Unit Option and Distribution Equivalent Plan of Buckeye
                  Partners, L.P.(6)(7) (Exhibit 10.10)
       10.8      --Buckeye Management Company Unit Option Loan Program.(6)(7)
                  (Exhibit 10.11)
       10.9      --Buckeye Pipe Line Company Benefit Equalization Plan.(3)(6)
                  (Exhibit 10.10)
      *11.1      --Computation of earnings per Unit.
       21.1      --List of subsidiaries of the Partnership.(11) (Exhibit 21.1)
      *27        --Financial Data Schedule

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

(11) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1995.

 *Filed herewith

  (b) Reports on Form 8-K filed during the quarter ended December 31, 1996:

  None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Buckeye Partners, L.P.
                                               (Registrant)

                                          By: Buckeye Management Company,
                                                     as General Partner


Dated: March 11, 1997                     By:     /s/ Alfred W. Martinelli
                                              ---------------------------------
                                                    Alfred W. Martinelli
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Dated: March 11, 1997                     By:    /s/ Brian F. Billings
                                              ---------------------------------
                                                     Brian F. Billings
                                                          Director


Dated: March 11, 1997                     By:    /s/ A. Leon Fergenson
                                              ---------------------------------
                                                     A. Leon Fergenson
                                                          Director


Dated: March 11, 1997                     By:     /s/ Edward F. Kosnik
                                              ---------------------------------
                                                      Edward F. Kosnik
                                                          Director


Dated: March 11, 1997                     By:   /s/ Alfred W. Martinelli
                                              ---------------------------------
                                                    Alfred W. Martinelli
                                                 Chairman of the Board and
                                                          Director
                                               (Principal Executive Officer)


Dated: March 11, 1997                     By:    /s/ William C. Pierce
                                              ---------------------------------
                                                     William C. Pierce
                                                          Director


Dated: March 11, 1997                     By:    /s/ Ernest R. Varalli
                                              ---------------------------------
                                                     Ernest R. Varalli
                                                          Director


Dated: March 11, 1997                     By:    /s/ C. Richard Wilson
                                              ---------------------------------
                                                     C. Richard Wilson
                                                 President, Chief Operating
                                                    Officer and Director


Dated: March 11, 1997                     By:     /s/ Robert H. Young
                                              ---------------------------------
                                                      Robert H. Young
                                                          Director

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 23, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Buckeye Partners, L.P. and subsidiaries referred to in Item 14. This consolidated financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche llp

Philadelphia, Pennsylvania
January 23, 1997

                                                                      SCHEDULE I

                             BUCKEYE PARTNERS, L.P.
                  REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
Assets
  Current assets
    Cash and cash equivalents................................. $  1,210 $  4,209
    Temporary investments.....................................    5,273      895
    Other current assets......................................       73       44
                                                               -------- --------
      Total current assets....................................    6,556    5,148
  Investments in and advances to subsidiaries (at equity).....  275,620  262,030
                                                               -------- --------
      Total assets............................................ $282,176 $267,178
                                                               ======== ========
Liabilities and partners' capital
  Current liabilities......................................... $  6,197 $  4,993
                                                               -------- --------
  Partners' capital
    General Partner...........................................    2,760    2,622
    Limited Partners..........................................  273,219  259,563
                                                               -------- --------
      Total partners' capital.................................  275,979  262,185
                                                               -------- --------
      Total liabilities and partners' capital................. $282,176 $267,178
                                                               ======== ========

                              STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Equity in income of subsidiaries................. $ 50,674  $ 50,388  $ 46,250
Operating expenses...............................       (8)      (29)      (16)
Interest income..................................       55        20       --
Interest and debt expense........................      (58)      (58)      (57)
Incentive compensation to General Partner........   (1,326)     (481)     (360)
                                                  --------  --------  --------
      Net income................................. $ 49,337  $ 49,840  $ 45,817
                                                  ========  ========  ========

                            STATEMENTS OF CASH FLOWS
                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $ 49,337  $ 49,840  $ 45,817
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Undistributed earnings of subsidiaries.......  (13,590)  (16,341)  (11,982)
    Change in assets and liabilities:
      Temporary investments......................   (4,378)    1,360    (2,005)
      Other current assets.......................      (29)      (14)      (12)
      Current liabilities........................    1,204     2,954       347
                                                  --------  --------  --------
      Net cash provided by operating activities..   32,544    37,799    32,165
Cash flows from financing activities:
  Capital contributions..........................       10         4         4
  Proceeds from exercise of unit options.........      974       374       428
  Distributions to Unitholders...................  (36,527)  (34,009)  (33,968)
                                                  --------  --------  --------
  Net (decrease) increase in cash and cash
   equivalents...................................   (2,999)    4,168    (1,371)
  Cash and cash equivalents at beginning of
   period........................................    4,209        41     1,412
                                                  --------  --------  --------
  Cash and cash equivalents at end of period..... $  1,210  $  4,209  $     41
                                                  ========  ========  ========

See footnotes to consolidated financial statements of Buckeye Partners, L.P.