Form 10-Q
period 1997-03-31
BUCKEYE PARTNERS L P
filed 1997-05-06
CIK 805022

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q

     (Mark One)

      x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the quarterly period ended March 31, 1997 or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the transition period from _______________ to _______________

     Commission file number 1-9356


                             BUCKEYE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                   23-2432497
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)               Identification No.)

       5 Radnor Corp. Ctr., Suite 500
       100 Matsonford Rd.
       Radnor, PA                                         19087
     (Address of principal executive                    (Zip Code)
      offices)


     Registrant's telephone number, including area code: 610-254-4600


       3900 Hamilton Boulevard, Allentown, PA 18103
     (Former name, former address and former fiscal year, if changed since last report).


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


         Class                          Outstanding at April 30, 1997
     Limited Partnership Units                 12,069,330 Units

                             BUCKEYE PARTNERS, L.P.

                                      INDEX



                                                         Page No.
Part I.    Financial Information

Item 1.    Consolidated Financial Statements

         Consolidated Statements of Income                  1
         for the three months ended March 31,
         1997 and 1996


         Consolidated Balance Sheets                        2
         March 31, 1997 and December 31, 1996


         Consolidated Statements of Cash Flows              3
         for the three months ended March 31,
         1997 and 1996


         Notes to Consolidated Financial Statements        4-6


Item 2.  Management's Discussion and Analysis              7-9
         of Financial Condition and Results
         of Operations



Part II. Other Information


Item 1.  Legal Proceedings                                 10

Item 6.  Exhibits and Reports on Form 8-K                  10

                        Part I - Financial Information


Item 1.  Consolidated Financial Statements



                           Buckeye Partners, L.P.
                      Consolidated Statements of Income
                   (In thousands, except per Unit amounts)
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
Revenue                                              $ 43,815   $ 46,269
                                                     --------   --------

Costs and expenses
Operating expenses                                     20,885     22,854
Depreciation and amortization                           2,851      2,857
General and administrative expenses                     3,235      3,228
                                                     --------   --------
  Total costs and expenses                             26,971     28,939
                                                     --------   --------

Operating income                                       16,844     17,330
                                                     --------   --------

Other income (expenses)
Interest income                                           549        275
Interest and debt expense                              (5,415)    (5,492)
Minority interests and other                             (452)      (455)
                                                     --------   --------
  Total other income (expenses)                        (5,318)    (5,672)
                                                     --------   --------

Net income                                           $ 11,526   $ 11,658
                                                     ========   ========

Net income allocated to General Partner              $    115   $    117

Net income allocated to Limited Partners             $ 11,411   $ 11,541

Net income allocated to General and Limited
 Partners per Partnership Unit                       $   0.95   $   0.96



See notes to consolidated financial statements.

                              Buckeye Partners, L.P.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                     March 31,  December 31,
                                                       1997         1996
                                                     --------   ------------
                                                   (Unaudited)
Assets

 Current assets
  Cash and cash equivalents                          $ 19,522   $ 17,416
  Temporary investments                                12,993     14,528
  Trade receivables                                     8,244     12,536
  Inventories                                           1,752      1,732
  Prepaid and other current assets                      6,926      7,715
                                                     --------   --------
   Total current assets                                49,437     53,927

 Property, plant and equipment, net                   512,471    511,646
 Other non-current assets                               2,184      2,264
                                                     --------   --------
   Total assets                                      $564,092   $567,837
                                                     ========   ========

Liabilities and partners' capital

 Current liabilities
  Current portion of long-term debt                  $ 13,150   $ 11,900
  Accounts payable                                        390      4,279
  Accrued and other current liabilities                24,574     24,088
                                                     --------   --------
   Total current liabilities                           38,114     40,267

 Long-term debt                                       197,875    202,100
 Minority interests                                     2,938      2,913
 Other non-current liabilities                         46,544     46,578
 Commitments and contingent liabilities                     -          -
                                                     --------   --------
  Total liabilities                                   285,471    291,858
                                                     --------   --------

 Partners' capital
  General Partner                                       2,786      2,760
  Limited Partners                                    275,835    273,219
                                                     --------   --------
   Total partners' capital                            278,621    275,979
                                                     --------   --------
   Total liabilities and partners' capital           $564,092   $567,837
                                                     ========   ========



See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
Cash flows from operating activities:
 Net income                                          $ 11,526   $ 11,658
                                                     --------   --------

 Adjustments to reconcile income to net cash
  provided by operating activities:
   Depreciation and amortization                        2,851      2,857
   Minority interests                                     121        124
   Distributions to minority interests                    (96)       (95)
   Changes in assets and liabilities:
    Temporary investments                               1,535        895
    Trade receivables                                   4,292      1,255
    Inventories                                           (20)       (35)
    Prepaid and other current assets                      789     (1,022)
    Accounts payable                                   (3,889)    (1,661)
    Accrued and other current liabilities                 486     (4,382)
    Other non-current assets                               80          1
    Other non-current liabilities                         (34)       (16)
                                                     --------   --------
     Total adjustments                                  6,115     (2,079)
                                                     --------   --------

    Net cash provided by operating activities          17,641      9,579
                                                     --------   --------

Cash flows from investing activities:
 Capital expenditures                                  (3,670)      (935)
 Expenditures for disposal of property,
  plant and equipment, net                                 (6)        (7)
                                                     --------   --------
    Net cash used in investing activities              (3,676)      (942)
                                                     --------   --------

Cash flows from financing activities:
 Capital contribution                                       3          6
 Proceeds from exercise of unit options                   254        560
 Payment of long-term debt                             (2,975)         -
 Distributions to Unitholders                          (9,141)    (9,125)
                                                     --------   --------
    Net cash used in financing activities             (11,859)    (8,559)
                                                     --------   --------

Net increase in cash and cash equivalents               2,106         78
Cash and cash equivalents at beginning of period       17,416     16,213
                                                     --------   --------
Cash and cash equivalents at end of period           $ 19,522   $ 16,291
                                                     ========   ========

Supplemental cash flow information:
   Cash paid during the period for interest
    (net of amount capitalized)                      $  5,431   $  5,539



See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except for the Balance Sheet as of December 31, 1996, which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. The Partnership adopted Statement No. 125 on January 1, 1997 with no impact on the Partnership's operating results or financial condition.

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption had no significant impact on the partnership's operating results or financial condition.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the Partnership's 1997 Annual Report including interim periods to be presented therein; however, earlier application is not permitted. The Partnership expects that its current EPS calculation will be the same as basic EPS and that basic EPS will not be materially different than diluted EPS.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.


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


3. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                       General       Limited
                                       Partner       Partners       Total
                                       -------       --------      --------
                                                   (In thousands)
 Partners' Capital - 1/1/97             $2,760       $273,219      $275,979
 Net Income                                115         11,411        11,526
 Distributions                             (92)        (9,049)       (9,141)
 Exercise of unit options and
   capital contributions                     3            254           257
                                        ------       --------      --------
 Partners' Capital - 3/31/97            $2,786       $275,835      $278,621
                                        ======       ========      ========


Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                                            Three Months Ended
                                                 March 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
Units outstanding from
 beginning of period                      12,182,000    12,151,242
Weighted average number
 of units issued upon
 exercise of unit options                      3,884         8,803
                                          ----------    ----------
Weighted average number
 of units outstanding                     12,185,884    12,160,045
                                          ==========    ==========

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

The Partnership has declared a cash distribution of $0.75 per unit payable on May 30, 1997 to unitholders of record on May 6, 1997. The total distribution will amount to approximately $9,143,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.


RESULTS OF OPERATIONS

First Quarter

Revenue for the first quarter 1997 was $43.8 million or 5.4 percent less than revenue of $46.3 million for the first quarter 1996. Volume for the first quarter of 1997 was 986,600 barrels per day, 20,800 barrels per day or 2.1 percent less than volume of 1,007,400 barrels per day for the first quarter 1996. Distillate volumes declined by 7.3 percent from 1996 levels primarily as the result of milder winter weather in the Northeast. Temperatures on average were 9 percent warmer during the first quarter 1997 than temperatures experienced during the first quarter of 1996. Gasoline volumes during the first quarter were 2.6 percent less than volumes during the first quarter of 1996. Gasoline deliveries to upstate New York were negatively affected by Canadian imports and by a loss of business to a competing pipeline. In the Midwest, a shipper has been able to use its own pipeline system for transporting additional gasoline following a new connection with another pipeline. Offsetting these declines, to some extent, was an increase in gasoline volumes to locations previously served by barge. Some terminals that were previously supplied by the barges have been closed. Turbine fuel volumes during the first quarter 1997 were 4.9 percent greater than first quarter 1996 volumes. The most significant increases were at J.F.K. and LaGuardia airports in New York and at Newark airport in New Jersey. A portion of this increase is attributable to the mild winter weather as fewer flights had to cancel during the first quarter 1997 than during the first quarter 1996. Tariff increases instituted during the third quarter 1996 contributed approximately $500,000 of additional revenue over the first quarter 1996.

Costs and expenses for the first quarter of 1997 were $27.0 million or 6.6 percent less than costs and expenses of $28.9 million for the first quarter of 1996. Declines in payroll expense resulting from the second quarter 1996 early retirement and termination program were partially offset by increases in payroll overheads related to the Employee Stock Ownership Plan. In addition, operating power, casualty loss and property and other tax expense were less than first quarter 1996 expense.

Other income (expenses), which is the net on non-operating income and expenses, was a net expense of $5.3 million for the first quarter of 1997 compared to a net expense of $5.7 million for the first quarter of 1996. The majority of this expense is related to interest on long-term debt of $5.4 and $5.5 million for the first quarters of 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 1997 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                        As of
                                               ------------------------
                                               3/31/97         12/31/96
                                               --------        --------
Current ratio                                  1.3 to 1        1.3 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities            1.1 to 1        1.1 to 1
Working capital (in thousands)                 $11,323         $13,660
Ratio of total debt to total capital           .43 to 1        .43 to 1
Book value (per Unit)                          $22.86          $22.65

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $25.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the three months ended March 31, 1997, cash provided by operations of $17.6 million was derived principally from net income before depreciation of $14.4 million and increased collection of trade receivables of $4.3 million. During the third quarter of 1996 the Partnership began invoicing customers on a weekly rather than a monthly basis thereby reducing outstanding trade receivables.

For the three months ended March 31, 1996, cash provided by operations of $9.6 million was derived principally from net income before depreciation of $14.5 million, offset by a $4.9 million use of cash in operating working capital changes.


Debt Obligation and Credit Facilities

At March 31, 1997, the Partnership had $197.9 million in outstanding long-term debt and $13.1 million in current debt representing the First Mortgage Notes of Buckeye. The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

The indenture, as amended and pursuant to which the First Mortgage Notes were issued, permits Buckeye, under certain circumstances, to issue additional First Mortgage Notes provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. At March 31, 1997, there were no outstanding borrowings under these facilities.

At March 31, 1997, the ratio of total debt to total capital was 43 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.


Capital Expenditures

At March 31, 1997, approximately 91 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 1997 totaled $3.7 million compared to $0.9 million during the three months ended March 31, 1996. During both periods, capital expenditures were paid from internally generated funds.


OTHER MATTERS

Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. The Partnership adopted Statement No. 125 on January 1, 1997 with no impact on the Partnership's operating results or financial condition.

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption had no significant impact on the partnership's operating results or financial condition.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the statement of earnings and requires reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for the Partnership's 1997 Annual Report including interim periods to be presented therein; however, earlier application is not permitted. The Partnership expects that its current EPS calculation will be the same as basic EPS and that basic EPS will not be materially different than diluted EPS.

                          Part II - Other Information


Item 1. Legal Proceedings


For information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1996.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    11 - Computation of Earnings Per Unit

    27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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



Dated: May 6, 1997                 By: /s/ Steven C. Ramsey

                                       Steven C. Ramsey
                                       Senior Vice President, Finance
                                       and Chief Financial Officer
                                       (Principal Accounting and
                                       Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number         Description                           Page
     11                Computation of Earnings Per Unit
     27                Financial Data Schedule