Form 10-Q
period 1997-06-30
BUCKEYE PARTNERS L P
filed 1997-07-22
CIK 805022

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q

(Mark One)

  x  Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


For the quarterly period ended June 30, 1997 or

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


 Five Radnor Corporate Center, Suite 500
 100 Matsonford Road
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


         Class                              Outstanding at July 15, 1997
Limited Partnership Units                         12,073,730 Units

                             BUCKEYE PARTNERS, L.P.

                                      INDEX


                                                            Page No.
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Income                     1
          for the three months and six months
          ended June 30, 1997 and 1996

         Consolidated Balance Sheets                           2
          June 30, 1997 and December 31, 1996

         Consolidated Statements of Cash Flows                 3
          for the six months ended June 30, 1997
          and 1996

         Notes to Consolidated Financial Statements           4-6


Item 2.  Management's Discussion and Analysis                 7-10
         of Financial Condition and Results
         of Operations


Part II. Other Information

Item 1.  Legal Proceedings                                    11

Item 6.  Exhibits and Reports on Form 8-K                     12

                        Part I - Financial Information


Item 1. Consolidated Financial Statements


                             Buckeye Partners, L.P.
                        Consolidated Statements of Income
                     (In thousands, except per Unit amounts)
                                   (Unaudited)


Three Months Ended                                            Six Months Ended
     June 30,                                                     June 30,
------------------                                            ----------------
  1997     1996                                                 1997     1996
  ----     ----                                                 ----     ----
$46,398  $44,633       Revenue                                $90,213  $90,902
-------  -------                                              -------  -------

                       Costs and expenses
 23,168   25,435        Operating expenses                     44,053   48,289
  2,842    2,838        Depreciation and amortization           5,693    5,695
  3,742    3,381        General and administrative expenses     6,977    6,609
-------  -------                                              -------  -------
 29,752   31,654          Total costs and expenses             56,723   60,593
-------  -------                                              -------  -------

 16,646   12,979       Operating income                        33,490   30,309

                       Other income (expenses)
    528      413        Interest income                         1,077      688
 (5,343)  (5,463)       Interest and debt expense             (10,758) (10,955)
   (450)   2,330        Minority interests and other             (902)   1,875
-------  -------                                              -------  -------
 (5,265)  (2,720)         Total other income (expenses)       (10,583)  (8,392)
-------  -------                                              -------  -------

$11,381  $10,259       Net income                             $22,907  $21,917
=======  =======                                              =======  =======

                       Net income allocated to General
$   114  $   102        Partner                               $   229  $   219

                       Net income allocated to Limited
$11,267  $10,157        Partners                              $22,678  $21,698

$  0.93  $  0.84       Net income per unit                    $  1.88  $  1.80




See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                       June 30,   December 31,
                                                         1997         1996
                                                       ---------  ------------
                                                      (Unaudited)
Assets

 Current assets
  Cash and cash equivalents                            $ 18,216     $ 17,416
  Temporary investments                                  12,845       14,528
  Trade receivables                                      10,281       12,536
  Inventories                                             1,758        1,732
  Prepaid and other current assets                        6,411        7,715
                                                       --------     --------
   Total current assets                                  49,511       53,927

 Property, plant and equipment, net                     514,318      511,646
 Other non-current assets                                 2,104        2,264
                                                       --------     --------
   Total assets                                        $565,933     $567,837
                                                       ========     ========


Liabilities and partners' capital

 Current liabilities
  Current portion of long-term debt                    $ 14,400     $ 11,900
  Accounts payable                                          745        4,279
  Accrued and other current liabilities                  26,959       24,088
                                                       --------     --------
   Total current liabilities                             42,104       40,267

 Long-term debt                                         193,650      202,100
 Minority interests                                       2,961        2,913
 Other non-current liabilities                           46,273       46,578
 Commitments and contingent liabilities                     -            -
                                                       --------     --------
   Total liabilities                                    284,988      291,858
                                                       --------     --------

 Partners' capital
  General Partner                                         2,809        2,760
  Limited Partners                                      278,136      273,219
                                                       --------     --------
   Total partners' capital                              280,945      275,979
                                                       --------     --------

   Total liabilities and partners' capital             $565,933     $567,837
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

                             Buckeye Partners, L.P.
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                          1997         1996
                                                        -------      -------
Cash flows from operating activities:
 Net income                                             $22,907      $21,917
                                                        -------      -------

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of land                                      -        (2,871)
   Depreciation and amortization                          5,693        5,695
   Minority interests                                       239          225
   Distributions to minority interests                     (191)        (191)
   Changes in assets and liabilities:
    Temporary investments                                 1,683       (4,900)
    Trade receivables                                     2,255          925
    Inventories                                             (26)         (96)
    Prepaid and other current assets                      1,304         (508)
    Accounts payable                                     (3,534)         (52)
    Accrued and other current liabilities                 2,871         (320)
    Other non-current assets                                160            1
    Other non-current liabilities                          (305)          99
     Total adjustments                                   10,149       (1,993)
                                                        -------      -------
    Net cash provided by operating activities            33,056       19,924
                                                        -------      -------

Cash flows from investing activities:
 Capital expenditures                                    (8,240)      (4,397)
 Proceeds from sale of land                                  -         3,444
 Expenditures for disposal of property,
  plant and equipment, net                                 (125)         (24)
                                                        -------      -------
    Net cash used in investing activities                (8,365)        (977)
                                                        -------      -------

Cash flows from financing activities:
 Capital contribution                                         3            8
 Proceeds from exercise of unit options                     341          768
 Payment of long-term debt                               (5,950)          -
 Distributions to Unitholders                           (18,285)     (18,258)
                                                        -------      -------
    Net cash used in financing activities               (23,891)     (17,482)
                                                        -------      -------

Net increase in cash and cash equivalents                   800        1,465
Cash and cash equivalents at beginning of period         17,416       16,213
                                                        -------      -------
Cash and cash equivalents at end of period              $18,216      $17,678
                                                        =======      =======

Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                          $ 10,899     $ 11,179

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1996 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and the results of operations for the three month and six month periods ended June 30, 1997 and 1996, and cash flows for the six month periods ended June 30, 1997 and 1996.

The Partnership adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997 with no impact on the Partnership's operating results or financial condition. Statement No. 125 provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and revises the accounting rules for liabilities extinguished by an in-substance defeasance.

On January 1, 1997, the Partnership adopted the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities," which clarifies the accounting for environmental remediation liabilities. The adoption had no significant impact on the Partnership's operating results or financial condition.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Partnership does not anticipate reporting comprehensive income due to immateriality. The Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership currently complies with most provisions of this statement, and any incremental disclosure is not expected to be material.

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


2. CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships"), in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Buckeye Management Company (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or results of operations.

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


3. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                       General      Limited
                                       Partner     Partners      Total
                                       -------     --------     --------
                                                (In thousands)
Partners' Capital - 1/1/97              $2,760     $273,219     $275,979
Net Income                                 229       22,678       22,907
Distributions                             (183)     (18,102)     (18,285)
Exercise of unit options and
  capital contributions                      3          341          344
                                        ------     --------     --------
Partners' Capital - 6/30/97             $2,809     $278,136     $280,945
                                        ======     ========     ========

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                              ----------------------    ----------------------
                                 1997        1996          1997        1996
                              ----------  ----------    ----------  ----------
Units outstanding from
 beginning of period          12,189,071  12,168,919    12,182,000  12,151,242
Weighted average number
 of units issued upon
 exercise of unit options          1,742       4,749         6,348      15,565
                              ----------  ----------    ----------  ----------
Weighted average number
 of units outstanding         12,190,813  12,173,668    12,188,348  12,166,807
                              ==========  ==========    ==========  ==========


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


RESULTS OF OPERATIONS

Second Quarter

Revenue for the second quarter 1997 was $46.4 million or 4.0 percent greater than revenue of $44.6 million for the second quarter 1996. Volume for the second quarter 1997 was 1,022,100 barrels per day, 39,200 barrels per day or
4.0 percent greater than volume of 982,900 barrels per day for the second quarter 1996. Gasoline volumes during the second quarter 1997 were 3.2 percent greater than gasoline volumes during the second quarter 1996. In the East, strong market growth, particularly in the Harrisburg, Altoona and Pittsburgh, Pennsylvania markets, offset declines in the upstate New York area due to shifts to other pipelines and Canadian imports. In the Midwest, spot shipments related to an extended refinery turnaround added to the volume increase. Distillate volumes during the second quarter 1997 were 10.2 percent greater than distillate volumes during the second quarter 1996. Volumes were higher due primarily to shippers taking advantage of attractive prices and summer fill programs occurring earlier than last year. In addition, demand increased as the second quarter of 1997 averaged 9 percent colder than the second quarter of 1996. Turbine fuel volumes also increased during the quarter and were 3.2 percent greater than 1996 levels. Increased demand at Newark and Miami airports was the primary cause of this increase. Tariff increases instituted during the third quarter 1996 contributed approximately $0.5 million of additional revenue over the second quarter 1996.

Costs and expenses for the second quarter 1997 were $29.8 million or 6.0 percent less than costs and expenses of $31.7 million for the second quarter 1996. The primary cause for the decrease was a reduction in payroll expense related to an early retirement and staff reduction program implemented in the second quarter of 1996. In addition, during the second quarter 1996, the Partnership recorded a one-time restructuring charge of $2.5 million related to the early retirement and staff reduction program. Offsetting this favorable variance to some extent were increases in professional fees and operating rents.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $5.3 million for the second quarter 1997 compared to a net expense of $2.7 million during the second quarter 1996. During the second quarter 1996, the Partnership recorded a net gain of $2.9 million on the sale of land which did not recur in 1997.

First Six Months

Revenue for the first six months of 1997 was $90.2 million or 0.8 percent less than revenue of $90.9 million for the first six months of 1996. Volume for the first six months of 1997 was 1,004,500 barrels per day, 9,400 barrels per day or 0.9% greater than volume of 995,100 barrels per day for the first six months of 1996. Gasoline volumes were higher than 1996 levels due to strong market growth throughout Pennsylvania. An extended refinery turnaround in the Midwest also added to the favorable variance. However, longer-haul and higher tariff rate volumes to upstate New York declined due to volume shifts to other pipelines and Canadian imports. Distillate volumes were comparable to 1996 levels. During the first quarter 1997 volumes were weak due to the milder winter than that experienced in 1996. Distillate volumes recovered during the second quarter 1997 on colder spring temperatures and early inventory building due to attractive product prices. Turbine fuel volumes increased on strong demand at Newark and Miami Airports. Tariff increases instituted during the third quarter 1996 contributed approximately $1.0 million of additional revenue over the first six months of 1996.

Costs and expenses for the first six months of 1997 were $56.7 million or 6.4 percent less than costs and expenses of $60.6 for the first six months of 1996. Declines in payroll expense resulting from the second quarter 1996 early retirement and staff reduction program were partially offset by increases in payroll overheads related to the Employee Stock Ownership Plan (the "ESOP"). In addition, property tax and casualty loss expenses were less than 1996 while professional fees and operating rents were greater than 1996.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $10.6 million for the first six months of 1997 compared to a net expense of $8.4 million for the first six months of 1996. A $2.9 million gain recorded on the sale of land in 1996 did not recur in 1997. This variance was partially offset by increased interest income on higher cash balances.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 1997 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                            As of
                                                   ---------------------
                                                    6/30/97     12/31/96
                                                    -------     --------
Current ratio                                      1.2 to 1     1.3 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities                1.0 to 1     1.1 to 1
Working capital (in thousands)                      $ 7,407     $ 13,660
Ratio of total debt to total capital               .42 to 1     .43 to 1
Book value (per Unit)                               $ 23.04      $ 22.65

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $25.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the six months ended June 30, 1997, cash provided by operations of $33.1 million was derived principally from net income before depreciation of $28.6 million and a $4.6 million source of cash from operating working capital changes. Cash was derived primarily from reductions in temporary investments and the collection of trade receivables.

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


Debt Obligation and Credit Facilities

At June 30, 1997, the Partnership had $193.6 million in outstanding long-term debt and $14.4 million in current debt representing the First Mortgage Notes of Buckeye Pipe Line Co., L.P. ("Buckeye"). The First Mortgage Notes are
collateralized  by  substantially  all  of  Buckeye's  property,   plant  and
equipment.

The indenture, as amended and pursuant to which the First Mortgage Notes were issued, permits Buckeye, under certain circumstances, to issue additional First Mortgage Notes provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

The Partnership maintains a $15 million unsecured revolving credit facility with a commercial bank. This facility, which has options to extend borrowings through September 1999, is available to the Partnership for general purposes, including capital expenditures and working capital. In addition, Buckeye has a $10 million short-term line of credit secured by accounts receivable. At June 30, 1997, there were no outstanding borrowings under these facilities.

At June 30, 1997, the ratio of total debt to total capital was 42 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At June 30, 1997, approximately 91 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 1997 totaled $8.2 million compared to $4.4 million during the six months ended June 30, 1996. During both periods, capital expenditures were paid from internally generated funds.

During the second quarter of 1997, the General partner elected to implement a five year plan to install automated field equipment at 52 receipt and delivery locations throughout its systems. Total capital expenditures related to this automation program are estimated to be $9.4 million over the five year period and will be included in the Partnership's capital expenditure plans. The installation of these automated facilities will result in cost reductions as each facility is completed over the five year period.

OTHER MATTERS

Accounting Pronouncements

The Partnership adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997 with no impact on the Partnership's operating results or financial condition. Statement No. 125 provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and revises the accounting rules for liabilities extinguished by an in-substance defeasance.

On January 1, 1997, the Partnership adopted the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities," which clarifies the accounting for environmental remediation liabilities. The adoption had no significant impact on the Partnership's operating results or financial condition.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Partnership does not anticipate reporting comprehensive income due to immateriality. The Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership currently complies with most provisions of this statement, and any incremental disclosure is not expected to be material.

                          Part II - Other Information

Item 1. Legal Proceedings

Shakerdge Litigation Settlement
-------------------------------

On June 24, 1997, counsel for the parties entered into a stipulation of settlement in Shakerdge v. Martinelli et al, a putative class action complaint ("Class Action") that was filed in December 1996 in the Delaware
Court of Chancery against the Partnership, the General Partner, BMC Acquisition Company, Glenmoor Partners, LLP and the directors of the General Partner. The complaint alleged that the terms of the General Partner's proposal to restructure its Employee Stock Ownership Plan (the "ESOP Restructuring"), as negotiated by management and the special committee of the General Partner's board of directors (the "Special Committee"), were unfair and would be dilutive to Unitholders; that the defendants engaged in conduct constituting self-dealing; and that the defendants breached their fiduciary and other common law duties to the plaintiff.

The General Partner and the other defendants deny the allegations of the complaint, but in order to avoid the distraction, burden and expense of further litigation and to avoid any further delay in providing the
Unitholders with the opportunity to vote on the ESOP Restructuring, and without any party admitting liability, the parties have agreed to modify the terms of the ESOP Restructuring in certain respects. The proxy statement for the special meeting of Unitholders scheduled for August 11, 1997 (the "Meeting") reflects the final terms of the ESOP Restructuring as modified by the settlement.

The principal terms of the settlement affecting the  ESOP  Restructuring  are
(i) a reduction in the upper limit of the aggregate dollar value of the LP Units to be issued to the ESOP from $67,038,478 to $64,200,000; (ii) an increase in the level of quarterly cash distributions per LP Unit from $0.85 to $0.88 (an increase in the projected annual distribution level from $3.40 to $3.52 per year) beginning with the first quarterly distribution after the Meeting provided that the ESOP Restructuring is approved by the Unitholders at the meeting and there has been no adverse change in the business of the Partnership; and (iii) further revisions in the incentive compensation formula negotiated between management and the Special Committee to reduce the amount of incentive compensation payable to the General Partner by at least $121,000 per year at annual distribution levels below $4.20, and to increase incentive compensation at annual distribution levels above $4.40.

The settlement is subject to a number of conditions, including approval of the proposed ESOP Restructuring by the Unitholders, and to court approval. The settlement will expressly provide for the dismissal of all claims with prejudice and without cost to any party except as described below. If the two proposals to be considered by the Unitholders at the Meeting are approved, the settlement permits the ESOP Restructuring to be consummated prior to final court approval.

The stipulation of settlement provides that plaintiff's counsel will apply to the court for an award of counsel fees and expenses in an amount not exceeding $1.5 million in the aggregate. Defendants have agreed not to object to an application by plaintiff's counsel which does not exceed such amount. A separate Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing will be distributed to members of the proposed class. Any expenses relating to the settlement, including any award of counsel fees and expenses to plaintiff's counsel and the cost of distributing notice of the proposed settlement, will be paid or reimbursed by the Partnership after court approval and dismissal of the complaint.


Freeport Pipeline Litigation Settlement
---------------------------------------

On May 30, 1997, counsel for the parties entered into a stipulation of settlement in In re Buckeye Pipe Line Litigation, a consolidated class action pending in the Court of Common Pleas for Allegheny County, Pennsylvania. The litigation was filed against the Partnership and certain of its affiliates after a landslide near Freeport, Pennsylvania on March 30, 1990 caused a rupture to one of the Partnership's pipelines that resulted in a release of petroleum products. Plaintiffs allege in their complaint that the petroleum release caused damage and inconvenience to individuals and businesses, and that Buckeye is responsible for these losses under a number of theories. Buckeye has denied the allegations set forth in the complaint; but to avoid the costs and distractions of further litigation, Buckeye has agreed to settle the matter on the terms and conditions set forth in the stipulation of settlement.

The settlement agreement provides that Buckeye will establish a settlement fund of up to a maximum of $1.3 million to be paid to members of the class who submit claims. The proposed class would consist of those residents and business entities which on March 30, 1990 drew their drinking, industrial or commercial water through the facilities of the Harrison Township or Breckenridge Township, Pennsylvania water authorities, and which suffered either a loss of water or a total suspension of water service, and which submit claim forms with appropriate documentation in accordance with the proposed order of settlement. Each claimant would be entitled to a payment of no more than $100. To the extent the settlement fund exceeds the value of the claims submitted, the excess amount of the settlement fund will revert to Buckeye.

In the settlement agreement, plaintiff's counsel has agreed that its request for fees and expenses will not exceed $375,000, and defendants have agreed not to oppose an application to the Court for fees and expenses up to that amount.

The settlement is subject to court approval. The parties have filed with the court a joint motion for preliminary approval of settlement and certification of settlement class, setting time for opt-outs and submitting claim forms, and notice of hearing on final certification of class, final approval of the settlement and certification of settlement class, and on award of attorneys' fees and costs. Notice to the class will be provided by publication following court approval of the motions for preliminary approval of the settlement agreement and class certification.

Buckeye's insurance carriers have been reimbursing Buckeye on a consistent basis since 1990 for covered claims arising from the Freeport pipeline rupture. The insurance carriers have agreed to fund the settlement fund, and to pay all fees and expenses associated with the proposed settlement. It is not anticipated, therefore, that the settlement will have an adverse financial impact on Buckeye.

For   additional   information  concerning  these  matters  and  other  legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1996.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

 11 - Computation of Earnings Per Unit

 27 - Financial Data Schedule

(b) Buckeye Partners, L.P. filed a Current Report on Form 8-K on June 24, 1997 announcing that the terms of the proposed restructuring of its Employee Stock Ownership Plan were revised as part of a settlement of class action litigation pending in the Delaware state court.

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



Dated: July 22, 1997                       By: /s/ Steven C. Ramsey

                                               Steven C. Ramsey
                                               Senior Vice President, Finance
                                                and Chief Financial Officer
                                               (Principal Accounting and
                                                Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number        Description
--------------        -----------
   11                 Computation of Earnings per Unit
   27                 Financial Data Schedule