Form 10-Q
period 1997-09-30
BUCKEYE PARTNERS L P
filed 1997-10-24
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

(Mark One)

  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1997 or

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


 5 Radnor Corporate Center, Suite 500
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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                  Outstanding at October  17, 1997
Limited Partnership Units                  13,360,303 Units

                      BUCKEYE PARTNERS, L.P.

                              INDEX


                                                                 Page No.
Part I.  Financial Information


Item 1. Consolidated Financial Statements


     Consolidated Statements of Income                               1
      for the three months and nine months
      ended September 30, 1997 and 1996


     Consolidated Balance Sheets                                     2
      September 30, 1997 and December 31, 1996


     Consolidated Statements of Cash Flows                           3
      for the nine months ended September 30, 1997
      and 1996


     Notes to Consolidated Financial Statements                     4-7


Item 2. Management's Discussion and Analysis                        8-11
        of Financial Condition and Results
        of Operations



Part II. Other Information


Item 1.  Legal Proceedings                                           12

Item 4.  Submission of Matters to a Vote of Security Holders         12

Item  6. Exhibits and Reports on Form 8-K                            13

                      Part I - Financial Information


Item 1.     Consolidated Financial Statements



                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)

 Three Months Ended                                        Nine Months Ended
   September 30,                                              September 30,
-------------------                                      --------------------
  1997      1996                                           1997        1996
  ----      ----                                           ----        ----
$47,333   $45,083   Revenue                              $137,546    $135,985
-------   -------                                        --------    --------

                    Costs and expenses
 22,514    21,228    Operating expenses                    66,567      69,517
  2,836     2,817    Depreciation and amortization          8,529       8,512
  3,390     3,417    General and administrative expenses   10,367      10,026
-------   -------                                        --------    --------
 28,740    27,462     Total costs and expenses             85,463      88,055
-------   -------                                        --------    --------

 18,593    17,621   Operating income                       52,083      47,930
-------   -------                                        --------    --------

                    Other income (expenses)
    407       409    Interest income                        1,484       1,097
 (5,366)   (5,447)   Interest and debt expense            (16,124)    (16,402)
   (904)     (566)   Minority interests and other          (1,806)      1,309
-------   -------                                        --------    --------
 (5,863)   (5,604)    Total other income (expenses)       (16,446)    (13,996)
-------   -------                                        --------    --------

$12,730   $12,017   Net income                           $ 35,637    $ 33,934
=======   =======                                        ========    ========

                    Net income allocated to General
$   121   $   120    Partner                             $    350    $    339


                    Net income allocated to Limited
$12,609   $11,897    Partners                             $ 35,287   $ 33,595


$  0.99   $  0.99    Net income per unit                  $  2.87     $  2.79


See notes to consolidated financial statements.

                         Buckeye Partners, L.P.
                       Consolidated Balance Sheets
                             (In thousands)

                                            September 30,     December 31,
                                                1997              1996
                                            -------------     ------------
                                             (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                    $ 13,143         $ 17,416
  Temporary investments                          12,329           14,528
  Trade receivables                               9,624           12,536
  Inventories                                     1,853            1,732
  Prepaid and other current assets               11,245            7,715
                                               --------         --------
   Total current assets                          48,194           53,927

  Property, plant and equipment, net            517,699          511,646
  Other non-current assets                       60,895            2,264
                                               --------         --------

    Total assets                               $626,788         $567,837
                                               ========         ========
Liabilities and partners' capital

 Current liabilities
  Current portion of long-term debt            $ 15,650         $ 11,900
  Accounts payable                                1,705            4,279
  Accrued and other current liabilities          26,672           24,088
                                               --------         --------
   Total current liabilities                     44,027           40,267

 Long-term debt                                 189,425          202,100
 Minority interests                               2,970            2,913
 Other non-current liabilities                   44,197           46,578
 Commitments and contingent liabilities             -                -
                                               --------         --------
  Total liabilities                             280,619          291,858
                                               --------         --------
 Partners' capital
  General Partner                                 2,825            2,760
  Limited Partners                              343,344          273,219
                                               --------         --------
   Total partners' capital                      346,169          275,979
                                               --------         --------

   Total liabilities and partners' capital     $626,788         $567,837
                                               ========         ========


See notes to consolidated financial statements.

                         Buckeye Partners, L.P.
                  Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities
 Net income                                              $35,637      $33,934
                                                         -------      -------
 Adjustments to reconcile income to net cash
  provided by operating activities:
    Gain on sale of property, plant and equipment            (11)      (2,651)
    Depreciation and amortization                          8,529        8,512
    Minority interests                                       375          348
    Distributions to minority interests                     (318)        (287)
    Changes in assets and liabilities:
    Temporary investments                                  2,199      (10,025)
    Trade receivables                                      2,912        6,157
    Inventories                                             (121)        (147)
    Prepaid and other current assets                       1,168       (2,024)
    Accounts payable                                      (2,574)        (591)
    Accrued and other current liabilities                  2,584       (3,473)
    Other non-current assets                                 871            1
    Other non-current liabilities                         (2,381)      (1,041)
                                                         -------      -------
     Total adjustments                                    13,233       (5,221)
                                                         -------      -------

    Net cash provided by operating activities             48,870       28,713
                                                         -------      -------

Cash flows from investing activities:
 Capital expenditures                                    (14,150)      (7,312)
 Proceeds from sale of property, plant and equipment          25        5,144
 Expenditures for disposal of property,
  plant and equipment, net                                  (446)        (293)
                                                         -------      -------
   Net cash used in investing activities                 (14,571)      (2,461)
                                                         -------      -------

Cash flows from financing activities:
 Capital contribution                                          5           10
 Proceeds from exercise of unit options                      497          974
 Payment of long-term debt                                (8,925)          -
 Distributions to unitholders                            (30,149)     (27,390)
                                                         -------      -------
   Net cash used in financing activities                 (38,572)     (26,406)
                                                         -------      -------

Net decrease in cash and cash equivalents                 (4,273)        (154)
Cash and cash equivalents at beginning of period          17,416       16,213
                                                         -------      -------
Cash and cash equivalents at end of period               $13,143      $16,059
                                                         =======      =======

Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                            $16,396      $16,664
 Non-cash change from issuance of LP Units               $64,200           -
  (including $59,502 in other non-current assets)

See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1996 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and the results of operations for the three month and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month periods ended September 30, 1997 and 1996.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Partnership does not anticipate reporting comprehensive income due to immateriality. The Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership currently conforms to the provisions of this statement, and any incremental disclosure is not expected to be material.

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

Guaranteed Investment Contract

The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effec tive rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan is to receive certain additional cash payments through the maturity date of the contract pursuant to the Plan of Rehabilitation. The Plan has also submitted a claim to the Pennsylvania Life and Health Insurance Guaranty Association for partial reimbursement of its loss due to the insolvency. The timing and amount of any additional cash payments cannot be estimated accurately at this time. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner's present intention is to effectuate its commitment no later than September 1998. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the guarantee.

3.  Employee Stock Ownership Plan Restructuring

During March 1996, BMC Acquisition Company ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of the General Partner for $63 million in cash (the "Acquisition"). In connection with the Acquisition, BAC formed the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP") which held an investment in BAC Series A Convertible Preferred Stock (the "Preferred Stock"). The costs of the ESOP were chargeable to the Partnership.

After the Acquisition, the General Partner reconsidered various issues relating to the structure of the ESOP. As a result of this analysis, the General Partner developed a proposal to restructure the ESOP (the "ESOP Restructuring"). The goals of the ESOP Restructuring are to provide financial and other benefits to the Partnership, increase cash available for distribution to the holders of limited partnership units ("LP Units"), increase incentives for management and improve the ESOP as a benefit plan for employee participants.

The ESOP Restructuring was approved by a majority of the holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997 after a series of transactions related to the ESOP Restructuring, the Partnership issued an additional 1,286,573 LP Units which are beneficially owned by the ESOP. The market value of the LP Units issued was approximately $64.2 million. In exchange for the LP Units, the Partnership's obligation to reimburse the General Partner for certain executive compensation costs was permanently released, the incentive compensation paid by the Partnership to the General Partner under the existing incentive compensation agreement was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. In connection with the ESOP Restructuring the Partnership increased the regular quarterly cash distribution paid to the holders of the LP Units with respect to the second quarter 1997 from $0.75 to $0.88 per LP Unit. In addition, as part of the ESOP Restructuring, the Partnership recorded an asset of $64.2 million of which $4.7 million was current and $59.5 was non-current. The asset is being amortized over 13.7 years which is the remaining life of the ESOP loan. Amortization expense related to this asset was $0.6 million during the third quarter 1997.

4. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                             General     Limited
                                             Partner     Partners    Total
                                             -------    ---------  ---------
                                                      (In thousands)
  Partners' Capital - 1/1/97                 $2,760     $273,219    $275,979
  Net Income                                    350       35,287      35,637
  Distributions                                (290)     (29,859)    (30,149)
  Value of additional units issued in
   connection with ESOP Restructuring            -        64,200      64,200
  Exercise of unit options and
   capital contributions                          5          497         502
                                             ------     --------    --------
  Partners' Capital - 9/30/97                $2,825     $343,344    $346,169
                                             ======     ========    ========

Earnings per unit is calculated on the basis of the weighted average number of units outstanding. The potential dilution represented by units issuable from the exercise of outstanding unit options is less than three percent and is therefore not reflected in the earnings per unit presentation. The weighted average number of units outstanding used to calculate earnings per unit was as follows:

                             Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                           -----------------------      -----------------------
                               1997        1996             1997       1996
                               ----        ----             ----       ----
Units outstanding from
 beginning of period       12,191,242   12,176,242      12,182,000   12,151,242
Weighted average number
 of units issued in
 connection with ESOP
 Restructuring                699,224        -             235,636        -
Weighted average number
 of units issued upon
 exercise of unit options       4,220        1,557           8,720       19,228
                           ----------   ----------       ---------   ----------
Weighted average number
 of units outstanding      12,894,686   12,177,799      12,426,356   12,170,470
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

The Partnership has declared a cash distribution of $1.05 per unit payable on November 28, 1997 to unitholders of record on November 5, 1997. The total distribution will amount to approximately $14,156,000.

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.


RESULTS OF OPERATIONS

Third Quarter

Revenue for the third quarter 1997 was $47.3 million or 4.9 percent greater than revenue of $45.1 million for the third quarter of 1996. Volume for the third quarter 1997 was 1,042,300 barrels per day, 55,300 barrels per day or
5.6 percent greater than volume of 987,000 barrels per day for the third quarter 1996. Gasoline volumes during the third quarter 1997 were 4.6 percent greater than gasoline volumes during the third quarter 1996. In the East, strong demand for gasoline continued to occur in the Harrisburg, Coraopolis and Pittsburgh, Pennsylvania market area. In addition, deliveries to upstate New York recovered from business lost to other pipelines and Canadian imports. Gasoline deliveries also increased on the Long Island system due to the shutdown of a terminal and the shift of barged volumes to the Partnership's pipeline. Distillate volumes during the third quarter 1997 were 12.7 percent greater than distillate volumes during the third quarter 1996. The distillate increase is primarily the result of shippers building seasonal inventory levels sooner than in 1996 when inventory build-up was delayed. Turbine fuel volumes during the third quarter 1997 were 5.3 percent greater than turbine fuel volumes during the third quarter 1996. Increased demand at Pittsburgh, J.F. Kennedy and Newark airports resulted in the favorable increase. Tariff increases instituted during the third quarter 1996 contributed approximately $0.2 million of additional revenue over the third quarter of 1996.

Costs and expenses for the third quarter 1997 were $28.7 million or 4.3 percent greater than costs and expenses of $27.5 million for the third quarter 1996. Increases in outside services, rents and operating power were offset to some extent by declines in payroll overhead expense and professional fees. In addition, property tax credits that occurred in 1996 did not recur to the same extent in 1997.

Other income (expense), which is the net of non-operating income and expenses, was a net expense of $5.9 million for the third quarter 1997 compared to a net expense of $5.6 million during the third quarter 1996. Higher incentive compensation related to the increase in the third quarter cash distribution to holders of LP Units was the primary cause of the net expense increase.

First Nine Months

Revenue for the first nine months of 1997 was $137.5 million or 1.1 percent greater than revenue of $136.0 million for the first nine months of 1996. Volume transported for the first nine months of 1997 was 1,017,200 barrels per day or 2.5 percent greater than volume of 992,400 barrels per day during the first nine months of 1996. Gasoline volumes were 1.9 percent higher than 1996 levels due to strong demand in the Pittsburgh and Coraopolis, Pennsylvania market areas. Distillate volumes were 3.7 percent higher than 1996 levels as inventory build-up has occurred earlier than last year due to attractive product prices. Turbine fuel volumes were 4.5 percent higher than 1996 levels as demand at Pittsburgh, J.F. Kennedy and Newark airports was strong throughout the year. These increases offset declines in deliveries to the upstate New York area for the first nine months of 1997. Tariff increases instituted during the third quarter 1996 contributed approximately $1.2 million of additional revenue over the first nine months of 1996.

Costs and expenses for the first nine months of 1997 were $85.5 million or 3.0 percent less than costs and expenses of $88.1 for the first nine months of 1996. Declines in payroll expense, resulting from the second quarter 1996 early retirement and staff reduction program, and casualty loss expense were partially offset by increases in operating power, rentals and outside service expenses.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $16.4 million for the first nine months of 1997 compared to a net expense of $14.0 million for the first nine months of 1996. A $2.9 million gain recorded on the sale of land in 1996 did not recur in 1997. In addition, incentive compensation payments on increased distributions were greater in 1997 than 1996. These increases were partially offset by increased interest income earned on cash balances.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 1997 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                         As of
                                               ------------------------
                                                9/30/97        12/31/96
                                                -------        --------
Current ratio                                   1.1 to 1       1.3 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities             0.8 to 1       1.1 to 1
Working capital (in thousands)                  $ 4,167        $13,660
Ratio of total debt to total capital            .37 to 1       .43 to 1
Book value (per Unit)                           $25.68         $22.65

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $10.0 million in short-term credit facilities under which there are no current outstanding borrowings.

Cash Provided by Operations

For the nine months ended September 30, 1997, cash provided by operations of $48.9 million was derived principally from net income before depreciation of $44.2 million and a $3.6 million source of cash from operating working capital changes. Cash was derived primarily from reductions in temporary investments and the collection of trade receivables.

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

Debt Obligation and Credit Facilities

At September 30, 1997, the Partnership had $189.4 million in outstanding long-term debt and $15.7 million in current debt representing the First Mortgage Notes of Buckeye Pipe Line Co., L.P. ("Buckeye"). The First Mortgage Notes are collateralized by substantially all of Buckeye's property, plant and equipment.

The indenture, as amended and pursuant to which the First Mortgage Notes were issued, permits Buckeye, under certain circumstances, to issue additional First Mortgage Notes provided that the aggregate principal amount of First Mortgage Notes outstanding after such issuance does not exceed $275 million.

Buckeye has a $10 million short-term line of credit secured by accounts receivable. At September 30, 1997, there were no outstanding borrowings under these facilities.

At September 30, 1997, the ratio of total debt to total capital was 37 percent. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests in subsidiaries and partners' capital.

As part of its ongoing review of the Partnership's capital structure, the General Partner has decided to increase cash available for distribution by maintaining the Partnership's long-term debt at no less than current levels. In addition, the General Partner is considering refinancing alternatives for the Partnership's long-term debt in order to reduce interest expense and increase further the amount of cash available for distribution to unitholders.

Capital Expenditures

At September 30, 1997, approximately 83 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 1997 totaled $14.2 million compared to $7.3 million during the nine months ended September 30, 1996. During both periods, capital expenditures were paid from internally generated funds.

During the second quarter of 1997, the General Partner elected to implement a five year plan to install automated field equipment at 52 receipt and delivery locations throughout its systems. Total capital expenditures related to this automation program are estimated to be $10.0 million. This new program, which will increase the Partnership's annual capital expenditures by approximately $2.0 million over previously planned levels, will result in cost reductions as each facility is completed over the five year period.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" that will be effective in 1998. The Partnership does not anticipate reporting comprehensive income due to immateriality. The Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership currently conforms with the provisions of this statement, and any incremental disclosure is not expected to be material.

Forward Looking Statements

This  SEC  Form 10-Q includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the General Partner believes that its expectations are based on reasonable assumptions, it can give no assurance that such assumptions will materialize.

                          Part II - Other Information


Item 1.     Legal Proceedings

For information concerning the Partnership's legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and
Part II, Item 1 of the Partnership's 10-Q for the quarter ended June 30, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of unitholders was held on August 11, 1997. The meeting did not involve the election of directors.

The matters voted upon and the results of the voting were as follows:

(1) With respect to the proposal to issue additional LP Units to a corporation wholly owned by the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP") in connection with the restructuring of the ESOP, the holders of the LP Units voted 7,656,844 Units in the affirmative and 254,024 Units in the negative with 3,977,095 votes withheld and 181,367 abstentions. Following the approval of the proposal at the special meeting, the Partnership issued 1,286,573 LP Units to Buckeye Pipe Line Services Company, a Pennsylvania corporation wholly owned by the ESOP ("Services"). On the same date, Services became the sponsor of the ESOP and the employer of all of the employees previously employed by Buckeye Pipe Line Company, the sole general partner and manager of each of the Partnership's operating partnerships.

(2) With respect to the proposal to amend the Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the holders of the LP Units voted 7,622,734 Units in the affirmative and 250,040 Units in the negative with 3,977,095 votes withheld and 219,441 abstentions. The amendment to the Partnership Agreement (i) relieved the General Partner of any obligation to make an additional capital contribution to the Partnership upon the issuance of additional LP Units if the General Partner receives a legal opinion that such additional capital contribution is not required for the Partnership or any of its operating partnerships to avoid being treated as an association taxable as a corporation for federal income tax purposes and (ii) obligated any successor general partner, upon removal and replacement of the General Partner by the holders of the LP Units, to the obligations of the General Partner and its affiliates under the Exchange Agreement and to consider this obligation in determining the value of the general partnership interest which must be acquired by a successor general partner.



Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

     11 -  Computation of Earnings Per Unit

     27 -  Financial Data Schedule

(b) Buckeye Partners, L.P. filed a Current Report on Form 8-K on August 18, 1997 announcing the significant terms of the ESOP Restructuring that was completed on August 12, 1997.

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



Dated:  October 23, 1997           By:  /s/ Steven C. Ramsey

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