Form 10-K
period 1997-12-31
BUCKEYE PARTNERS L P
filed 1998-03-16
CIK 805022

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

      [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM TO

      COMMISSION FILE NUMBER 1-9356

                            BUCKEYE PARTNERS, L.P.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              23-2432497
                                                    (IRS EMPLOYER
    (STATE OR OTHER JURISDICTION OF            IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

       5 RADNOR CORPORATE CENTER
          100 MATSONFORD ROAD
         RADNOR, PENNSYLVANIA                           19087
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 770-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                               WHICH REGISTERED
  -------------------                           ------------------------
  LP Units representing limited
    partnership interests..................     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None
                               (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At March 10, 1998, the aggregate market value of the registrant's LP Units held by non-affiliates was $698 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

 LP Units outstanding as of March 10, 1998: 26,735,506

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I
 ITEM 1.  BUSINESS......................................................    1
 ITEM 2.  PROPERTIES....................................................   10
 ITEM 3.  LEGAL PROCEEDINGS.............................................   10
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   12

 PART II
 ITEM 5.  MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER
           MATTERS......................................................   12
 ITEM 6.  SELECTED FINANCIAL DATA ......................................   13
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   13
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   20
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   43

 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   43
 ITEM 11. EXECUTIVE COMPENSATION .......................................   46
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   47
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   47

 PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K..........................................................   51

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Buckeye Partners, L.P. (the "Partnership"), the Registrant, is a limited partnership organized in 1986 under the laws of the state of Delaware.

  The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). (Each of Buckeye, Laurel, Everglades and BTT is referred to as an "Operating Partnership" and collectively as the "Operating Partnerships"). The Partnership owns approximately a 99 percent interest in each of the Operating Partnerships.

  Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,103 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined petroleum products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products.

  The Partnership acquired its interests in the Operating Partnerships from The Penn Central Corporation, now American Financial Group, Inc. ("American Financial"), on December 23, 1986 (the "1986 Acquisition"). The Operating Partnerships (other than Laurel) had been organized by American Financial for purposes of the 1986 Acquisition and succeeded to the operations of predecessor companies owned by American Financial, including Buckeye Pipe Line Company, an Ohio corporation, and its subsidiaries ("Pipe Line"), in November 1986. Laurel was formed in October 1992 and succeeded to the operations of Laurel Pipe Line Company, an Ohio corporation, which was a majority owned corporate subsidiary of the Partnership until the minority interest was acquired in December 1991.

  Buckeye Management Company (the "General Partner"), a Delaware corporation organized in 1986, owns approximately a 1 percent general partnership interest in, and serves as sole general partner of, the Partnership. A corporate subsidiary of the General Partner, Buckeye Pipe Line Company, a Delaware corporation (the "Manager"), owns a 1 percent general partnership interest in, and serves as sole general partner and manager of, each Operating Partnership.

  During March 1996, BMC Acquisition Company ("BAC"), a Delaware corporation organized in 1996, acquired all of the common stock of the General Partner for $63 million in cash from a subsidiary of American Financial (the "Acquisition"). BAC, which subsequently changed its name to Glenmoor, Ltd. ("Glenmoor"), is owned by certain directors and members of senior management of the General Partner or trusts for the benefit of their families and certain director-level employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation ("Services Company"). Glenmoor currently provides management services to the General Partner, the Manager and Services Company. See "Certain Relationships and Related Transactions."

  On August 12, 1997, as part of a restructuring (the "ESOP Restructuring") of the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP"), all of the Manager's employees were transferred to Services Company, which is wholly owned by the ESOP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Employee Stock Ownership Plan." Services Company also entered into a Services Agreement with the General Partner and the Manager to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Services Company is reimbursed by the General Partner or the Manager for its direct and indirect expenses. The General Partner and the Manager are in turn reimbursed by the Partnership and the Operating Partnerships for such expenses other than certain executive compensation and fringe benefit costs. See "Certain Relationships and Related Transactions."

REFINED PRODUCTS BUSINESS

  The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 1997, refined petroleum products accounted for substantially all of the Partnership's consolidated revenues and consolidated operating income.

  The Partnership transported an average of approximately 1,024,000 barrels per day of refined products in 1997. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

      VOLUME AND PERCENTAGE OF REFINED PETROLEUM PRODUCTS TRANSPORTED(1)
                   (VOLUME IN THOUSANDS OF BARRELS PER DAY)

                                             YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                      1997            1996            1995
                                 --------------- --------------- ---------------
                                 VOLUME  PERCENT VOLUME  PERCENT VOLUME  PERCENT
                                 ------- ------- ------- ------- ------- -------
Gasoline........................   507.8    50%    497.9    49%    507.1    50%
Jet Fuels.......................   255.4    25     244.5    24     243.9    24
Middle Distillates(2)...........   238.8    23     238.7    24     235.2    24
Other Products..................    22.0     2      26.0     3      23.6     2
                                 -------   ---   -------   ---   -------   ---
Total........................... 1,024.0   100%  1,007.1   100%  1,009.8   100%
                                 =======   ===   =======   ===   =======   ===

--------
(1) Excludes local product transfers.
(2) Includes diesel fuel, heating oil, kerosene and other middle distillates.

  The Partnership provides service in the following states: Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut,
Massachusetts and Florida.

 Pennsylvania--New York--New Jersey

  Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 1,003 miles of pipeline. Refined petroleum products are received at Linden, New Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west, through a connection with Laurel, to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through one line to Newark International Airport and through two additional lines to J. F. Kennedy International and LaGuardia airports and to commercial bulk terminals at Long Island City and Inwood, New York. These pipelines presently supply J. F. Kennedy, LaGuardia and Newark airports with substantially all of each airport's turbine fuel requirements.

  Laurel transports refined petroleum products through a 345-mile pipeline extending westward from five refineries in the Philadelphia area to Pittsburgh, Pennsylvania.

 Indiana--Ohio--Michigan--Illinois

  Buckeye transports refined petroleum products through 1,989 miles of pipeline (of which 246 miles are jointly owned with other pipeline companies) in southern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio, through Toledo, Ohio to Detroit, Michigan. Products are received at East Chicago, Indiana; Robinson, Illinois and at the refinery and other pipeline connection points near Detroit, Toledo and Lima. Major market areas served include Huntington/Fort Wayne, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

 Other Refined Products Pipelines

  Buckeye serves Connecticut and Massachusetts through 111 miles of pipeline that carry refined products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

  Everglades carries primarily turbine fuel on a 37-mile pipeline from Port Everglades, Florida to Hollywood-Ft. Lauderdale International Airport and Miami International Airport.

OTHER BUSINESS ACTIVITIES

  BTT provides bulk storage services through leased facilities located in Pittsburgh, Pennsylvania which have the capacity to store up to an aggregate of approximately 257,000 barrels of refined petroleum products. This facility, which is served by Buckeye and Laurel, provides bulk storage and loading facilities for shippers or other customers.

COMPETITION AND OTHER BUSINESS CONSIDERATIONS

  The Operating Partnerships do business without the benefit of exclusive franchises from government entities. In addition, the Operating Partnerships generally operate as common carriers, providing transportation services at posted tariffs and without long-term contracts. The Operating Partnerships do not own the products they transport. Demand for the service provided by the Operating Partnerships derives from demand for petroleum products in the regions served and the ability and willingness of refiners, marketers and end-users to supply such demand by deliveries through the Operating Partnerships' pipelines. Demand for refined petroleum products is primarily a function of price, prevailing general economic conditions and weather. The Operating Partnerships' businesses are, therefore, subject to a variety of factors partially or entirely beyond their control. Multiple sources of pipeline entry and multiple points of delivery, however, have historically helped maintain stable total volumes even when volumes at particular source or destination points have changed.

  The Partnership's business may in the future be affected by changing oil prices or other factors affecting demand for oil and other fuels. The Partnership's business may also be affected by energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies. The General Partner is unable to predict the effect of such factors.

  A substantial portion of the refined petroleum products transported by the Partnership's pipelines are ultimately used as fuel for motor vehicles and aircraft. Changes in transportation and travel patterns in the areas served by the Partnership's pipelines could adversely affect the Partnership's results of operations and financial condition.

  In 1997, the Operating Partnerships had approximately 103 customers, most of which were either major integrated oil companies or large refined product marketing companies. The largest two customers accounted for 9.1 percent and
7.0 percent, respectively, of consolidated revenues, while the 20 largest customers accounted for 76.1 percent of consolidated revenues.

  Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Operating Partnerships' most significant competitors for large volume shipments are other pipelines, many of which are owned and operated by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Operating Partnerships' pipeline system will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Operating Partnerships in particular locations.

  The Operating Partnerships compete with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and Ohio.

  Trucks competitively deliver product in a number of areas served by the Operating Partnerships. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas served by the Operating Partnerships. The availability of truck transportation places a significant competitive constraint on the ability of the Operating Partnerships to increase their tariff rates.

  Privately arranged exchanges of product between marketers in different locations are an increasing but unquantified form of competition. Generally, such exchanges reduce both parties' costs by eliminating or reducing transportation charges.

  Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. In recent years, domestic refining capacity has both increased and decreased as a result of refinery expansions and shutdowns. Because the Partnership's business is largely driven by the consumption of fuel in its delivery areas and the Operating Partnerships' pipelines have numerous source points, the General Partner does not believe that the expansion or shutdown of any particular refinery would have a material effect on the business of the Partnership. However, the General Partner is unable to determine whether additional expansions or shutdowns will occur or what their specific effect would be. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Competition and Other Business Conditions."

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

  Neither the Partnership nor any of the Operating Partnerships have any employees. All of the operations of the Operating Partnerships are managed and operated by employees of Services Company. In addition, Glenmoor provides certain management services to the General Partner, the Manager and Services Company. At December 31, 1997, Services Company had a total of 543 full-time employees, 157 of whom were represented by two labor unions. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

CAPITAL EXPENDITURES

  The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 1997, total capital expenditures were $19.8 million. Projected capital expenditures for 1998 amount to approximately $20.6 million and are expected to be funded from cash generated by operations. Planned capital expenditures in 1998 include, among other things, installation of transmix tanks, renewal and replacement of several tank roofs and seals, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves, facility automation and various improvements that facilitate increased pipeline volumes. Capital expenditures are expected to remain approximately at this level for the next few years as a result of the General Partner's plan to automate certain facilities in order to more effectively control operating costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Expenditures."

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

 FERC Rate Regulation

  Buckeye's rates are governed by a market-based rate regulation program initially approved by FERC in March 1991 for three years and subsequently extended. Under this program, in markets where Buckeye does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15 percent over any two-year period (the "rate cap"), and (b) will be allowed to become effective without suspension or investigation if they do not exceed a "trigger" equal to the change in the GDP implicit price deflator since the date on which the individual rate was last increased, plus 2 percent. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume weighted average rate increase in markets where Buckeye does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume weighted average rate decrease in markets where Buckeye does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye's rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates are unduly discriminatory, or that Buckeye has acquired significant market power in markets previously found to be competitive.

  The Buckeye program is an exception to the generic oil pipeline regulations issued under the Energy Policy Act of 1992. The generic rules rely primarily on an index methodology, whereby a pipeline would be allowed to change its rates in accordance with an index that FERC believes reflects cost changes appropriate for application to pipeline rates. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. In addition, the rules provide for the rights of both pipelines and shippers to demonstrate that the index should not apply to an individual pipeline's rates in light of the pipeline's costs. The final rules became effective on January 1, 1995.

  The Buckeye program will be subject to reevaluation at the same time FERC reviews the index selected in the generic oil pipeline regulations, anticipated to occur by July 2000.

  At this time, the General Partner cannot predict the impact, if any, that a change to Buckeye's rate program would have on Buckeye's operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

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

  The Resource Conservation and Recovery Act ("RCRA"), as amended, establishes a comprehensive program of regulation of "hazardous wastes." Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of these regulations, certain wastes previously generated by pipeline operations are considered "hazardous wastes" which are subject to rigorous disposal requirements.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Disposal of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business could subject the Operating Partnerships to the requirements of these statutes. As a result, to the extent hydrocarbons or other petroleum waste may have been released or disposed of in the past, the Operating Partnerships may in the future be required to remedy contaminated property. Governmental authorities such as the Environmental Protection Agency, and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Partnerships may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Partnerships may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

  The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the "Amendments"), imposes controls on the emission of pollutants into the air. The Amendments require states to develop permitting programs over the next several years to comply with new federal programs. Existing operating and air-emission permits like those held by the Operating Partnerships are being reviewed and submitted to appropriate state agencies to comply with the new programs. It is possible that new or more stringent controls will be imposed upon the Operating Partnerships through this permit review process or in connection with the renewal of such permits in the future.

  The Operating Partnerships are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.

  In connection with the 1986 Acquisition, Pipe Line obtained an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") for all six of Pipe Line's facilities in New Jersey. The ACO permitted the 1986 Acquisition to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental contamination at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun and have been completed at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership or by BAC in the Acquisition, and the costs of compliance have been and will continue to be paid by American Financial. Through December 1997, Buckeye's costs of approximately $2,546,000 have been paid by American Financial.

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

  The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. The Manager has initiated drug and alcohol testing programs to comply with the regulations promulgated by the Office of Pipeline Safety and DOT.

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

TAX TREATMENT OF PUBLICLY TRADED PARTNERSHIPS UNDER THE INTERNAL REVENUE CODE

  The Internal Revenue Code of 1986, as amended (the "Code"), imposes certain limitations on the current deductibility of losses attributable to investments in publicly traded partnerships and treats certain publicly traded partnerships as corporations for federal income tax purposes. The following discussion briefly describes certain aspects of the Code that apply to individuals who are citizens or residents of the United States without commenting on all of the federal income tax matters affecting the Partnership or the holders of LP Units ("Unitholders"), and is qualified in its entirety by reference to the Code. UNITHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE PARTNERSHIP.

 Characterization of the Partnership for Tax Purposes

  The Code treats a publicly traded partnership that existed on December 17, 1987, such as the Partnership, as a corporation for federal income tax purposes, unless, for each taxable year of the Partnership, under Section 7704(d) of the Code, 90 percent or more of its gross income consists of "qualifying income." Because the Partnership is engaged primarily in the refined products pipeline transportation business, the General Partner believes that 90 percent or more of the Partnership's gross income has been qualifying income. If this continues to be true and no subsequent legislation amends that provision, the Partnership will continue to be classified as a partnership and not as a corporation for federal income tax purposes. Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produce such income.

 Passive Activity Loss Rules

  The Code provides that an individual, estate, trust or personal service corporation generally may not deduct losses from passive business activities, to the extent they exceed income from all such passive activities, against other (active) income. Income which may not be offset by passive activity losses includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and the basis limitation. Certain closely held corporations are subject to slightly different rules which can also limit their ability to offset passive losses against certain types of income.

  Under the Code, net income from publicly traded partnerships is not treated as passive income for purposes of the passive loss rule, but is treated as non-passive income. Net losses and credits attributable to an interest in a publicly traded partnership are not allowed to offset a partner's other income. Thus, a Unitholder's proportionate share of the Partnership's net losses may be used to offset only Partnership net income from its trade or business in succeeding taxable years or, upon a complete disposition of a Unitholder's interest in the Partnership to an unrelated person in a fully taxable transaction, may be used to (i) offset gain recognized upon the disposition, and (ii) then against all other income of the Unitholder. In effect, net losses are suspended and carried forward indefinitely until utilized to offset net income of the Partnership from its trade or business or allowed upon the complete disposition to an unrelated person in a fully taxable transaction of the Unitholder's interest in the Partnership. A Unitholder's share of Partnership net income may not be offset by passive activity losses generated by other passive activities. In addition, a Unitholder's proportionate share of the Partnership's portfolio income, including portfolio income arising from the investment of the Partnership's working capital, is not treated as income from a passive activity and may not be offset by such Unitholder's share of net losses of the Partnership.

 Deductibility of Interest Expenses

  The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment, gain attributable to the disposition of property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at special capital gains rates) and portfolio income (determined pursuant to the passive loss rules) reduced by certain expenses (other than interest) which are directly connected with the production of such income. Property subject to the passive loss rules is not treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for purposes of the limitation on the deductibility of investment interest. A Unitholder's investment income attributable to its interest in the Partnership will include both its allocable share of the Partnership's portfolio income and trade or business income. A Unitholder's investment interest expense will include its allocable share of the Partnership's interest expense attributable to portfolio investments.

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

 State Tax Treatment

  During 1997, the Partnership owned property or conducted business in the states of Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts and Florida. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return. UNITHOLDERS SHOULD CONSULT THEIR STATE AND LOCAL INCOME TAX ADVISORS.

ITEM 2. PROPERTIES

  As of December 31, 1997, the principal facilities of the Operating Partnerships included 3,485 miles of 6-inch to 24-inch diameter pipeline, 33 pumping stations, 82 delivery points and various sized tanks having an aggregate capacity of approximately 9.2 million barrels. The Operating Partnerships own substantially all of their facilities.

  In general, the Operating Partnerships' pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. As other pipelines, certain of the Operating Partnerships' rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. Certain portions of Buckeye's pipeline in Connecticut and Massachusetts are subject to security interests in favor of the owners of the right-of-way to secure future lease payments. The Operating Partnerships have not experienced any revocations or lapses of such rights which were material to its business or operations, and the General Partner has no reason to expect any such revocation or lapse in the foreseeable future. Most pumping stations and terminal facilities are located on land owned by the Operating Partnerships.

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

FREEPORT LANDSLIDE

  On March 30, 1990, a landslide near Freeport, Pennsylvania caused a rupture to one of the Partnership's pipelines which resulted in the release of approximately 58,000 gallons of petroleum area and flowed into Knapp Run and eventually into the Allegheny River. Buckeye promptly conducted extensive emergency response and remediation efforts.

  Following the pipeline release in April and May 1990, eight civil class actions against the Partnership, Buckeye and certain affiliates were filed in four Pennsylvania counties. Plaintiffs in these lawsuits sought both injunctive and monetary relief, including punitive damages and attorneys' fees, based on a number of legal theories. In June 1991, these actions were consolidated in a single class action (In re Buckeye Pipe Line Litigation) before the Court of Common Pleas for Allegheny County, Pennsylvania.

  On May 30, 1997, counsel for the parties entered into a stipulation of settlement that provided that Buckeye would establish a settlement fund of up to a maximum of $1.3 million to be paid to members of the class who submitted claims. The proposed class consists of those residents and business entities which on March 30, 1990 drew their drinking, industrial or commercial water through the facilities of the Harrison Township or Breckenridge Township, Pennsylvania water authorities, and which suffered a loss of water or a total suspension of water service. To the extent the settlement fund exceeds the value of the claims submitted, the excess amount of the settlement fund will revert to Buckeye's insurance carrier.

  On January 6, 1998, the Court entered an Opinion and Final Order and Judgment certifying the settlement class and approving the settlement of the litigation (the "Order"). The Order dismissed Buckeye from the proceeding, and provided that the members of the class, except for those who opted out of the settlement, were barred from asserting any further claims against Buckeye arising from the pipeline release. No member of the class opted out of the settlement. The Court also approved plaintiffs' request for $375,000 in attorney's fees and costs to be paid out of the settlement fund.

  Buckeye's insurance carriers have reimbursed Buckeye for all covered claims arising from the Freeport pipeline release. The insurance carriers have funded the settlement fund and have agreed to pay all fees and expenses associated with the settlement except for certain costs of notice to the class. It is anticipated, therefore, that the settlement will not have a material adverse effect on the financial condition of Buckeye.

OTHER PROCEEDINGS

  With respect to environmental litigation, certain Operating Partnerships (or their predecessors) have been named as defendants in several lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal or release of hazardous substances into the environment. Typically, an Operating Partnership is one of many PRPs for a particular site and its contribution of total waste at the site is minimal. However, because CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of an Operating Partnership in connection with such proceedings could be material.

  In July 1994, Buckeye was named as a defendant in an action filed by the Michigan Department of Natural Resources ("MDNR") in Circuit Court, Oakland County, Michigan. The complaint also names three individuals and three other corporations as defendants. The complaint alleges that under the Michigan Environmental Response Act, the Michigan Water Resource Commission Act and the Leaking Underground Storage Tank Act, the defendants are liable to the state of Michigan for remediation expenses in connection with alleged groundwater contamination in the vicinity of Sable Road, Oakland County, Michigan. The complaint asserts that contaminated groundwater has infiltrated drinking water wells in the area. The complaint seeks past response costs in the amount of approximately $2.0 million and a declaratory judgment that the defendants are liable for future response costs and remedial activities at the site.

  The litigation is presently in the discovery phase. In November 1997, plaintiff, MDNR, filed a motion for summary judgment against all defendants, including Buckeye. In addition, one of Buckeye's co-defendants filed a cross-motion for summary judgment against Buckeye in response to the MDNR summary judgment motion. At a hearing on January 28, 1998, plaintiff's motion for summary judgment was denied. The co-defendant's cross-motion against Buckeye is pending with the Court. Mediation of this litigation is scheduled to commence in April 1998.

  Buckeye believes that its pipeline in the vicinity of the contaminated groundwater has not been a source of the contaminants and that Buckeye has no responsibility for past or future clean-up costs at the site. Although the cost of the ultimate remediation cannot be determined at this time, Buckeye expects that its liability, if any, will not be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LP UNITS AND RELATED UNITHOLDER MATTERS

  The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. On January 20, 1998 the General Partner approved a two-for-one unit split to holders of record on January 29, 1998. All unit and per unit information contained in this filing, unless otherwise noted, has been adjusted for the two-for-one split. The high and low sales prices of the LP Units in 1997 and 1996, as reported on the New York Stock Exchange Composite Tape, were as follows:

                                                      1997            1996
                                                 --------------- ---------------
QUARTER                                           HIGH     LOW    HIGH     LOW
-------                                          ------- ------- ------- -------
First........................................... 24.9385 20.1250 19.8750 17.1250
Second.......................................... 22.6250 21.2500 19.4375 18.6250
Third........................................... 26.7500 22.5625 19.8125 18.8125
Fourth.......................................... 30.0000 24.6875 21.4375 19.1875

  During the months of December 1997 and January 1998, the Partnership gathered tax information from its known LP Unitholders and from brokers/nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 17,500.

  Cash distributions paid during 1996 and 1997 were as follows:

RECORD DATE                                      PAYMENT DATE    AMOUNT PER UNIT
-----------                                    ----------------- ---------------
February 20, 1996............................. February 29, 1996     $0.375
May 6, 1996................................... May 31, 1996          $0.375
August 6, 1996................................ August 30, 1996       $0.375
November 6, 1996.............................. November 29, 1996     $0.375
February 21, 1997............................. February 28, 1997     $0.375
May 6, 1997................................... May 30, 1997          $0.375
August 22, 1997............................... August 29, 1997       $0.440
November 5, 1997.............................. November 28, 1997     $0.525

  In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

  On February 5, 1998, the Partnership announced a quarterly distribution of $0.525 per LP Unit payable on February 27, 1998.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                             YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1997     1996     1995     1994     1993
                                   -------- -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Income Statement Data:
  Revenue......................... $184,981 $182,955 $183,462 $186,338 $175,495
  Depreciation and amortization
   (1)............................   13,177   11,333   11,202   11,203   11,002
  Operating income................   72,075   68,784   71,504   72,481   66,851
  Interest and debt expense.......   21,187   21,854   21,710   24,931   25,871
  Income from continuing
   operations before extraordinary
   loss...........................   48,807   49,337   49,840   48,086   41,654
  Net income......................    6,383   49,337   49,840   45,817   39,366
  Income per unit from continuing
   operations before extraordinary
   loss...........................     1.92     2.03     2.05     1.98     1.72
  Net income per unit.............     0.25     2.03     2.05     1.89     1.62
  Distributions per unit..........     1.72     1.50     1.40     1.40     1.30
                                                   DECEMBER 31,
                                   --------------------------------------------
                                     1997     1996     1995     1994     1993
                                   -------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
Balance Sheet Data:
  Total assets.................... $615,062 $567,837 $552,646 $534,765 $543,493
  Long-term debt..................  240,000  202,100  214,000  214,000  224,000
  General Partner's capital.......    2,432    2,760    2,622    2,460    2,338
  Limited Partners' capital.......  300,346  273,219  259,563  243,516  231,357

--------
(1) Depreciation and amortization for 1997 includes $1,806,000 amortization of a deferred charge related to the ESOP Restructuring.

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

RESULTS OF OPERATIONS

  Through its Operating Partnerships, the Partnership is principally engaged in the transportation of refined petroleum products including gasoline, aviation turbine fuel, diesel fuel, heating oil and kerosene. The Partnership's revenues are principally a function of the volumes of refined petroleum products transported by the Partnership, which are in turn a function of the demand for refined petroleum products in the regions served by the Partnership's pipelines and the tariffs or transportation fees charged for such transportation. Results of operations are affected by factors which include general economic conditions, weather, competitive conditions, demand for products transported, seasonality and regulation. See "Business-- Competition and Other Business Considerations."

 1997 Compared With 1996

  Revenue for the year ended December 31, 1997 was $185.0 million, $2.0 million or 1.1 percent greater than revenue of $183.0 million for 1996. Volumes delivered during 1997 averaged 1,024,000 barrels per day, 16,900 barrels per day or 1.7 percent greater than volume of 1,007,100 barrels per day delivered in 1996. The major portion of this increase is related to increased turbine fuel deliveries to Newark, J. F. Kennedy, Miami and Detroit airports. At Newark, J. F. Kennedy and Miami airports, turbine fuel demand continues to grow at a steady rate, while at Detroit the increases are attributable primarily to the installation of new facilities and the attraction of a new shipper. Gasoline volumes also increased over 1996 levels. The increase in gasoline volumes is attributable primarily to market share growth throughout Pennsylvania. The filing of tariff incentives has also led to increased volumes and revenue at various locations. Gasoline revenue overall, however, has declined slightly due to the loss of longer-haul, higher tariff volumes particularly to the upstate New York area and certain Midwest locations that are being supplied with shorter-haul, lower tariff volumes. Distillate volumes and revenues in 1997 were comparable to 1996 volumes while liquefied petroleum gas and other product volumes declined resulting in lower revenues. Tariff rate increases implemented in 1996 also had a favorable impact on 1997 revenues. See "Tariff Changes."

  Costs and expenses during 1997 were $112.9 million, $1.3 million or 1.1 percent less than costs and expenses of $114.2 million during 1996. Payroll expenses declined as the result of a staff reduction program implemented in 1996 and the non-recurrence of the $2.5 million charge recorded in connection with that program. Payroll and payroll overhead expenses were also lower since certain senior executive compensation costs have not been charged to the Partnership since August 12, 1997, in accordance with the terms of the ESOP Restructuring. Professional fee expenses also declined due to reduced expenses associated with the ESOP Restructuring. Offsetting these decreases to some extent were increases in rental expense and the amortization of deferred charges related to the issuance of LP Units under the ESOP Restructuring.

  Other income (expenses) consist of interest income, interest and debt expense, and minority interests and other. Total other expenses increased by $3.8 million. A $2.7 million gain on the sale of property in 1996 did not recur in 1997. In addition, increased incentive compensation payments to the General Partner as a result of greater cash distributions to Unitholders, and the settlement of a lawsuit brought in connection with the ESOP Restructuring, increased expenses. See "Certain Relationships and Related Transactions." Offsetting these increases, to some extent, was a decline in minority interest expense related to the decline in net income.

 1996 Compared With 1995

  Revenue for the year ended December 31, 1996 was $183.0 million, $0.5 million or 0.3 percent less than revenue of $183.5 million for 1995. Volume delivered during 1996 averaged 1,007,100 barrels per day, 2,700 barrels per day or 0.3 percent less than volume of 1,009,800 barrels per day delivered in 1995. The decline in 1996 revenue was related to decreases in gasoline deliveries, offset somewhat by increases in distillate, turbine fuel, liquefied petroleum gas and other petroleum product deliveries. Tariff rate increases implemented in 1996 and 1995 also had a favorable impact on revenues. See "Tariff Changes." Declines in gasoline deliveries were related in part to severe winter storms, particularly in the Northeast, where ground traffic was curtailed during January and February. Increased Canadian imports and the loss of business to other competing pipeline systems also reduced gasoline volumes transported by the Partnership. Continued market growth in Pennsylvania offset these volume declines to some extent. Distillate volumes rose in 1996 compared with 1995 primarily as the result of the colder winter in 1996 and heating oil inventory restocking occurring during the fourth quarter. Turbine fuel volumes were higher than 1995 on increased deliveries to Newark, J. F. Kennedy and Miami airports. Some turbine fuel volumes were lost to additional barging at Pittsburgh and a decline in demand at LaGuardia airport.

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

 Tariff Changes

  The Operating Partnerships did not increase tariff rates during 1997. However, effective January 1, 1998 certain of the Operating Partnerships implemented tariff increases that are expected to generate approximately $2.5 million in additional revenue per year.

  In the years 1996 and 1995, certain tariffs were increased that, at the time of filing, were projected to generate approximately $2.9 million and $4.0 million in additional revenue per year, respectively.

 Competition and Other Business Conditions

  BP America ("BP") has announced that it plans to shut down its Lima, Ohio refinery in 1998 and supply its marginal refined petroleum product requirements via pipeline from sources outside Ohio. BP's decision regarding replacement supply and distribution has the potential to increase or decrease Buckeye's Midwest volumes and revenue. Based on information currently available, it is not possible to predict the timing or financial impact to the Partnership of the shutdown of BP's Lima refinery. However, the General Partner does not believe that a shutdown of the BP refinery will have a material adverse effect on the Partnership's results of operations or financial condition.

  Several major refiners and marketers of petroleum products have announced strategic alliances or mergers in 1997. These alliances or mergers have the potential to alter refined product supply and distribution patterns within the Operating Partnerships' market area. Based on information currently available, it is not possible to predict the impact, if any, these alliances or mergers would have on the Operating Partnerships' business. However, the General Partner does not believe that these alliances or mergers will have a material adverse effect on the Partnership's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

  The Partnership's financial condition at December 31, 1997, 1996 and 1995 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    -------- -------- --------
Current ratio...................................... 1.4 to 1 1.3 to 1 1.7 to 1
Ratio of cash and temporary investments and trade
 receivables to current liabilities................ 0.8 to 1 1.1 to 1 1.3 to 1
Working capital (in thousands).....................   $9,743  $13,660  $16,814
Ratio of total debt to total capital............... .44 to 1 .43 to 1 .45 to 1
Book value (per Unit)..............................   $11.23   $11.33  $ 10.79

 Cash Provided by Operations

  During 1997, cash provided by operations of $28.4 million was derived principally from $62.0 million of income before extraordinary loss and depreciation and amortization reduced by an extraordinary loss of $42.4 million on the early extinguishment of debt. Depreciation and amortization increased by $1.8 million as a result of the amortization of a deferred charge associated with the ESOP Restructuring. Changes in current assets and current liabilities resulted in a net cash source of $10.4 million. The cash source from the change in current assets and liabilities resulted primarily from maturities of temporary investments and the continued improvement in the collection of trade receivables. This source was offset to some extent by a use of cash to pay accrued and other current liabilities payable to the Manager. Changes in non-current assets and liabilities resulted in a net use of cash of $1.6 million including a decline in minority interests of $0.4 million.

  During 1996, cash provided by operations of $47.1 million was derived principally from $60.7 million of income from operations before depreciation. Changes in current assets and current liabilities resulted in a net cash use of $7.5 million. This amount is comprised primarily of a $13.6 million use of cash to increase temporary investments offset by sources of cash from declines in outstanding trade receivables and increases in accounts payable and accrued and other current liabilities. During the third quarter 1996, the Partnership began billing on a weekly rather than monthly basis thereby decreasing trade receivables. Remaining changes in cash provided by operations, totaling $6.1 million in uses, resulted from the deduction of a $2.7 million gain on the sale of property included in net income and changes in other non-current assets and liabilities.

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

 Debt Obligations and Credit Facilities

  During December 1997, Buckeye issued $240.0 million of Senior Notes (Series 1997A through 1997D) (the "Senior Notes") which are due 2024 and accrue interest at an average annual rate of 6.94 percent. The proceeds from the issuance of the Senior Notes, plus additional cash, were used to purchase and retire all of Buckeye's outstanding First Mortgage Notes (the "First Mortgage Notes") which accrued interest at an average annual rate of 10.3 percent. In connection with the purchase of the First Mortgage Notes, Buckeye was required to pay to the holders of the First Mortgage Notes a prepayment premium equal to the difference between the present value of the cash flows under the

First Mortgage Notes, discounted at current U. S. Treasury rates, and the book value of the principal due under the First Mortgage Notes. The prepayment premium amounted to $41.4 million. In addition, debt refinancing costs totaling $1.0 million were incurred. The total costs of $42.4 million were recorded on the income statement as an extraordinary loss. In connection with the issuance of the Senior Notes, the indenture pursuant to which the First Mortgage Notes were issued was amended and restated in its entirety to eliminate the collateral requirements and to impose certain financial covenants.

  The Senior Notes represent all of the Partnership's outstanding long-term debt at December 31, 1997. Prior to the issuance of the Senior Notes, Buckeye paid $11.9 million of principal on its First Mortgage Notes, Series J, that became due in December 1997. The remaining principal of $202.1 million due under the First Mortgage Notes was paid from the proceeds of the Senior Notes.

  At December 31, 1996, the Partnership had $214.0 million in outstanding current and long-term debt, all of which was represented by First Mortgage Notes of Buckeye. This amount excludes $5.0 million of First Mortgage Notes scheduled to mature after December 31, 1996 which had previously been retired by in-substance defeasance. The First Mortgage Notes were collateralized by substantially all of Buckeye's currently existing and after-acquired property, plant and equipment. During 1996, the Partnership did not make any payments of principal on the First Mortgage Notes since no payments were required due to prior in-substance defeasances.

  At December 31, 1995, the Partnership had $214.0 million in outstanding current and long-term debt, all of which was represented by First Mortgage Notes of Buckeye. This amount excludes $25.0 million of First Mortgage Notes scheduled to mature after December 31, 1995 which had previously been retired by in-substance defeasance. The First Mortgage Notes were collateralized by substantially all of Buckeye's currently existing and after-acquired property, plant and equipment. During 1995, the Partnership did not make any payments of principal on the First Mortgage Notes as no payments were required due to prior in-substance defeasances.

  Buckeye has a $10 million short-term line of credit secured by accounts receivable. At December 31, 1997, there were no outstanding borrowings under this facility.

  The ratio of total debt to total capital was 44 percent, 43 percent, and 45 percent at December 31, 1997, 1996 and 1995, respectively. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Capital Expenditures

  At December 31, 1997, property, plant and equipment was approximately 85 percent of total consolidated assets. This compares to 90 percent and 92 percent for the years ended December 31, 1996 and 1995, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing operations.

  Capital expenditures by the Partnership were $19.8 million, $14.9 million and $17.4 million for 1997, 1996 and 1995, respectively. Projected capital expenditures for 1998 are approximately $20.6 million and are expected to be funded from cash generated by operations. See "Business--Capital Expenditures." Planned capital expenditures include, among other things, installation of transmix tanks, renewal and replacement of several tank roofs and seals, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves, facility automation and various facility improvements that facilitate increased pipeline volumes. Capital expenditures are expected to remain at this higher level for the next few years as a result of the General Partner's plan to automate certain facilities in order to more effectively control operating costs.

 Environmental Matters

  The Operating Partnerships are subject to federal and state laws and regulations relating to the protection of the environment. These regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 1997, the Operating Partnerships incurred operating expenses of $2.7 million and capital expenditures of $3.1 million for environmental matters. Capital expenditures of $2.3 million for environmental related projects are included in the Partnership's plans for 1998. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

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

EMPLOYEE STOCK OWNERSHIP PLAN

  In connection with the Acquisition, the ESOP was formed for the benefit of employees of the General Partner, the Manager and Glenmoor Partners, LLP. The General Partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of Series A Convertible Preferred Stock of BAC ("BAC Preferred Stock"). The BAC Preferred Stock had a 7.5% cumulative dividend rate and a conversion rate of approximately 7.7 shares of BAC common stock per share of BAC Preferred Stock.

  In December 1996, the Board of Directors of the General Partner approved a restructuring of the ESOP (the "ESOP Restructuring"). The ESOP Restructuring was approved by a majority of the holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997, in connection with the ESOP Restructuring, the Partnership issued an additional 2,573,146 LP Units (adjusted for a two-for-one split) which are beneficially owned by the ESOP through Services Company. The market value of the LP Units issued to Services Company was approximately $64.2 million. As a result of the Partnership's issuance of the LP Units, the Partnership's obligation to reimburse the General Partner for certain executive compensation costs was permanently released, the incentive compensation formula was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. The $64.2 million market value of the LP Units issued to Services Company was recorded as a deferred charge relating to the ESOP Restructuring and is being amortized over 13.5 years. As part of the ESOP Restructuring, the $63 million loan from the third party lender became a direct obligation of the ESOP which is secured by the stock of Services Company and guaranteed by the General Partner and certain of its affiliates.

  Total ESOP related costs charged to earnings during 1997 was $5.2 million, which included $2.8 million of interest expense with respect to the ESOP loan, $2.0 million based upon the value of 1,976 shares of BAC Preferred Stock released and allocated to employees accounts through August 12, 1997, and $0.4 million for a top-up provision representing the estimated difference between distributions received on the LP Units and the total debt service requirements under the ESOP loan. The 1,976 shares of BAC Preferred Stock that were released and allocated to employees' accounts were exchanged for 40,354 shares of Services Company stock during 1997.

  Total ESOP related costs charged to earnings during 1996 were $5.6 million, which included $3.5 million of interest expense with respect to the ESOP loan and $2.1 million based upon the value of 2,074 shares of BAC Preferred Stock released to employees' accounts. The 2,074 shares of BAC Preferred Stock that were released to employees' accounts in 1996 were exchanged for 42,355 shares of Services Company stock in 1997.

  Subsequent to August 12, 1997, the Partnership will not incur any additional charges related to interest expense and shares released to employees' accounts under the ESOP. The Partnership will, however, incur ESOP-related costs to the extent that required contributions to the ESOP are in excess of distributions received on the LP Units owned by Services Company, for taxes associated with the sale of the LP Units and for routine administrative costs.

ACCOUNTING STATEMENTS NOT YET ADOPTED

 Reporting Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The impact of this new standard is not expected to have a material effect on the Partnership's financial statements.

 Disclosures about Segments of an Enterprise and Related Information

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The impact of this new standard is not expected to have a material effect on the Partnership's financial statements.

INFORMATION SYSTEMS--YEAR 2000 COMPLIANCE

  The Partnership has developed preliminary plans to address possible exposures related to the impact on its computer systems of the year 2000. Key financial, information and operational systems are being assessed and detailed plans developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Partnership's results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BUCKEYE PARTNERS, L.P.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE NUMBER
                                                                    -----------
Financial Statements and Independent Auditors' Report:
  Independent Auditors' Report.....................................      21
  Consolidated Statements of Income--For the years ended December
   31, 1997, 1996 and 1995.........................................      22
  Consolidated Balance Sheets--December 31, 1997 and 1996..........      23
  Consolidated Statements of Cash Flows--For the years ended Decem-
   ber 31, 1997, 1996 and 1995.....................................      24
  Notes to Consolidated Financial Statements.......................      25
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

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 23, 1998

                             BUCKEYE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                            NOTES   1997      1996      1995
                                            ----- --------  --------  --------
Revenue...................................      2 $184,981  $182,955  $183,462
                                                  --------  --------  --------
Costs and expenses
  Operating expenses......................   3,16   86,833    87,855    89,156
  Depreciation and amortization...........  2,4,5   13,177    11,333    11,202
  General and administrative expenses.....     16   12,896    14,983    11,600
                                                  --------  --------  --------
    Total costs and expenses..............         112,906   114,171   111,958
                                                  --------  --------  --------
Operating income..........................          72,075    68,784    71,504
                                                  --------  --------  --------
Other income (expenses)
  Interest income.........................           2,046     1,589     1,037
  Interest and debt expense...............         (21,187)  (21,854)  (21,710)
  Minority interests and other............          (4,127)      818      (991)
                                                  --------  --------  --------
    Total other income (expenses).........         (23,268)  (19,447)  (21,664)
                                                  --------  --------  --------
Income before extraordinary loss..........          48,807    49,337    49,840
Extraordinary loss on early extinguishment
 of debt..................................     14  (42,424)      --        --
                                                  --------  --------  --------
Net income................................        $  6,383  $ 49,337  $ 49,840
                                                  ========  ========  ========
Net income allocated to General Partner...     17 $     85  $    493  $    498
Net income allocated to Limited Partners..     17 $  6,298  $ 48,844  $ 49,342
EARNINGS PER PARTNERSHIP UNIT
Income allocated to General and Limited
 Partners per Partnership Unit:
  Income before extraordinary loss........        $   1.92  $   2.03  $   2.05
  Extraordinary loss on early
   extinguishment of debt.................           (1.67)      --        --
                                                  --------  --------  --------
Net income................................        $   0.25  $   2.03  $   2.05
                                                  ========  ========  ========
EARNINGS PER PARTNERSHIP UNIT--ASSUMING
 DILUTION
Income allocated to General and Limited
 Partners per Partnership Unit:
  Income before extraordinary loss........        $   1.91  $   2.02  $   2.05
  Extraordinary loss on early
   extinguishment of debt.................           (1.66)      --        --
                                                  --------  --------  --------
Net income................................        $   0.25  $   2.02  $   2.05
                                                  ========  ========  ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                               -----------------
                                                     NOTES       1997     1996
                                                 ------------- -------- --------
Assets
  Current assets
    Cash and cash equivalents...................             2 $  7,349 $ 17,416
    Temporary investments.......................             2    2,854   14,528
    Trade receivables...........................             2   10,195   12,536
    Inventories.................................             2    2,087    1,732
    Prepaid and other current assets............         4, 13   11,995    7,715
                                                               -------- --------
      Total current assets......................                 34,480   53,927
  Property, plant and equipment, net............          2, 5  520,941  511,646
  Other non-current assets......................         6, 13   59,641    2,264
                                                               -------- --------
      Total assets..............................               $615,062 $567,837
                                                               ======== ========
Liabilities and partners' capital
  Current liabilities
    Current portion of long-term debt...........               $    --  $ 11,900
    Accounts payable............................                  3,664    4,279
    Accrued and other current liabilities.......      3, 7, 16   21,073   24,088
                                                               -------- --------
      Total current liabilities.................                 24,737   40,267
  Long-term debt................................         8, 14  240,000  202,100
  Minority interests............................                  2,535    2,913
  Other non-current liabilities................. 9, 10, 11, 16   45,012   46,578
  Commitments and contingent liabilities........             3      --       --
                                                               -------- --------
      Total liabilities.........................                312,284  291,858
                                                               -------- --------
Partners' capital...............................            17
  General Partner...............................                  2,432    2,760
  Limited Partners..............................                300,346  273,219
                                                               -------- --------
      Total partners' capital...................                302,778  275,979
                                                               -------- --------
      Total liabilities and partners' capital...               $615,062 $567,837
                                                               ======== ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                            NOTES   1997       1996      1995
                                            ----- ---------  --------  --------
Cash flows from operating activities:
 Income before extraordinary loss.........        $  48,807  $ 49,337  $ 49,840
                                                  ---------  --------  --------
 Adjustments to reconcile income to net
 cash provided by operating activities:
  Extraordinary loss on early extinguish-
   ment of debt...........................     14   (42,424)      --        --
  Gain on sale of property, plant and
   equipment..............................              (11)   (2,651)      --
  Depreciation and amortization...........    4,5    13,177    11,333    11,202
  Minority interests......................               96       506       510
  Distributions to minority interests.....             (474)     (374)     (345)
  Change in assets and liabilities:
   Temporary investments..................           11,674   (13,633)      505
   Trade receivables......................            2,341     3,759       762
   Inventories............................             (355)     (171)     (241)
   Prepaid and other current assets(1)....              418      (443)   (1,798)
   Accounts payable.......................             (615)    1,873        81
   Accrued and other current liabilities..           (3,015)    1,072      (231)
   Other non-current assets(2)............              319    (1,798)     (106)
   Other non-current liabilities..........           (1,566)   (1,680)    1,657
                                                  ---------  --------  --------
    Total adjustments from operating ac-
     tivities.............................          (20,435)   (2,207)   11,996
                                                  ---------  --------  --------
  Net cash provided by operating activi-
   ties...................................           28,372    47,130    61,836
                                                  ---------  --------  --------
Cash flows from investing activities:
 Capital expenditures.....................          (19,841)  (14,881)  (17,407)
 Net proceeds from (expenditures for) dis-
  posal of property, plant and equipment..             (814)    4,497      (656)
                                                  ---------  --------  --------
    Net cash used in investing activi-
     ties.................................          (20,655)  (10,384)  (18,063)
                                                  ---------  --------  --------
Cash flows from financing activities:
 Capital contribution.....................                5        10         4
 Proceeds from exercise of unit options...              516       974       374
 Proceeds from issuance of long-term
  debt....................................   8,14   240,000       --        --
 Payment of long-term debt................   8,14  (214,000)      --        --
 Distributions to Unitholders.............  17,18   (44,305)  (36,527)  (34,009)
                                                  ---------  --------  --------
    Net cash used in financing activi-
     ties.................................          (17,784)  (35,543)  (33,631)
                                                  ---------  --------  --------
Net (decrease) increase in cash and cash
 equivalents..............................      2   (10,067)    1,203    10,142
Cash and cash equivalents at beginning of
 year.....................................      2    17,416    16,213     6,071
                                                  ---------  --------  --------
Cash and cash equivalents at end of year..        $   7,349  $ 17,416  $ 16,213
                                                  =========  ========  ========
Supplemental cash flow information:
 Cash paid during the year for interest
  (net of amount capitalized).............        $  21,432  $ 21,900  $ 21,656
Non-cash change in financing activities:
 Issuance of LP Units in exchange for BAC
  stock...................................     13 $  64,200       --        --
Non-cash change in operating activities:
 (1) Deferred charge from issuance of LP
  Units, current..........................   4,13 $   4,698       --        --
 (2) Deferred charge from issuance of LP
  Units, non-current......................   6,13 $  59,502       --        --

See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1997 AND 1996 AND
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION

  Buckeye Partners, L.P. (the "Partnership") is a limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns approximately 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). These entities are hereinafter referred to as the "Operating Partnerships." Laurel owns a 98.01 percent limited partnership interest in Buckeye Pipe Line Company of Michigan, L.P. ("BPL Michigan") which discontinued operations in 1993.

  Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,103 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products.

  During December 1986, the Partnership sold 12,000,000 limited partnership units ("LP Units") in a public offering representing an aggregate 99 percent limited partnership interest in the Partnership. Concurrently, the Partnership sold 121,212 units representing a 1 percent general partnership interest in the Partnership ("GP Units") to Buckeye Management Company (the "General Partner"). On August 12, 1997, the Partnership issued an additional 1,286,573 units in connection with the restructuring of the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP") (see Note 13). The Partnership has also issued 74,230 limited partnership units and 745 general partnership units in connection with its Unit Option and Distribution Equivalent Plan. At December 31, 1997, there were 13,360,803 limited partnership units and 121,957 general partnership units outstanding (see Note 12 and Note 17). The unit information contained within this paragraph has not been adjusted for the two-for-one unit split approved by the General Partner on January 20, 1998. All other unit information contained within these footnotes, as well as the per unit information contained in the financial statements, has been restated to adjust for this split.

  A subsidiary of the General Partner, Buckeye Pipe Line Company (the "Manager"), owns a 1 percent general partnership interest in, and serves as sole general partner and manager of, each Operating Partnership. The Manager also owns a 1 percent general partnership interest and a 0.99 percent limited partnership interest in BPL Michigan.

  During March 1996, BMC Acquisition Corp. ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of the General Partner from a subsidiary of American Financial Group, Inc. (the "Acquisition"). BAC, which subsequently changed its name to Glenmoor, Ltd. ("Glenmoor"), is owned by certain directors, members of senior management of the General Partner or trusts for the benefit of their families and certain director-level employees of Buckeye Pipe Line Services Company ("Services Company").

  On August 12, 1997, the Manager's employees were transferred to Services Company, a newly formed corporation wholly owned by the ESOP. Services Company employs all of the employees previously employed by the Manager and became the sponsor of all of the employee benefit plans previously maintained by the Manager. Services Company also entered into a Services Agreement

                            BUCKEYE PARTNERS, L.P.

with the General Partner and the Manager to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Services Company is reimbursed by the General Partner or the Manager for its direct and indirect expenses, which in turn are reimbursed by the Partnership, except for certain executive compensation costs which after August 12, 1997 are no longer reimbursed (See Note 16).

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

 Revenue Recognition

  Substantially all revenue is derived from interstate and intrastate transportation of petroleum products. Such revenue is recognized as products are delivered to customers. Such customers include major integrated oil companies, major refiners and large regional marketing companies. While the

                            BUCKEYE PARTNERS, L.P.

consolidated Partnership's continuing customer base numbers approximately 103, no customer during 1997 contributed more than 10 percent of total revenue. The Partnership does not maintain an allowance for doubtful accounts.

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

 Income Taxes

  For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 1997 and 1996, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $253 million and $247 million, respectively.

 Environmental Expenditures

  Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action. In 1997, the Partnership adopted American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". SOP 96-1 prescribes that accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort. Although the Partnership previously accrued for direct costs of remediation and certain indirect costs, additional indirect costs were required to be accrued by the Partnership at the time of adopting SOP 96-1, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The effect of initially applying the provisions of SOP 96-1 has been treated as a change in accounting estimate and is not material to the accompanying financial statements.

                            BUCKEYE PARTNERS, L.P.

 Pensions

  Services Company maintains a defined contribution plan, defined benefit plans (see Note 10) and an employee stock ownership plan (see Note 13) which provide retirement benefits to substantially all of its regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement.

 Postretirement Benefits Other Than Pensions

  Services Company provides postretirement health care and life insurance benefits for certain of its retirees (see Note 11). Certain other retired employees are covered by a health and welfare plan under a union agreement.

 Reporting Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The impact of this new standard is not expected to have a material effect on the Partnership's financial statements.

 Disclosures about Segments of an Enterprise and Related Information

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The impact of this new standard is not expected to have a material effect on the Partnership's financial statements.

3. CONTINGENCIES

  The Partnership and the Operating Partnerships in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or annual results of operations.

 Environmental

  In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses of $2.7 million, $3.1 million and $2.6 million for 1997, 1996 and 1995, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

  Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have

                            BUCKEYE PARTNERS, L.P.

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

 Guaranteed Investment Contract

  The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The initial value of this contract was $6.8 million on September 3, 1993. The contract provides for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan has and will receive additional cash payments through the maturity date of the contract pursuant to the Plan of Rehabilitation. The Plan has also submitted a claim to the Pennsylvania Life and Health Insurance Guaranty Association for partial reimbursement of its loss due to the insolvency. The timing and amount of any additional reimbursements cannot be estimated accurately at this time. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner's present intention is to effectuate its commitment no later than September 1998. The costs and expenses of the employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agreements. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the guarantee.

4. PREPAID AND OTHER CURRENT ASSETS

  Prepaid and other current assets consist of the following:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
   Deferred charge (see Note 13)................................ $ 4,698 $  --
   Other........................................................   7,297  7,715
                                                                 ------- ------
     Total...................................................... $11,995 $7,715
                                                                 ======= ======

  Amortization of the deferred charge related to a restructuring of the ESOP (the "ESOP Restructuring") was $1,806,000 for the year ended December 31, 1997. This deferred charge is being amortized over 13.5 years. There was no amortization of the deferred charge related to the ESOP Restructuring in either 1996 or 1995.

                             BUCKEYE PARTNERS, L.P.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Land...................................................... $  9,504 $  9,522
   Buildings and leasehold improvements......................   27,510   26,690
   Machinery, equipment and office furnishings...............  524,735  521,945
   Construction in progress..................................   17,484    5,355
                                                              -------- --------
                                                               579,233  563,512
     Less accumulated depreciation...........................   58,292   51,866
                                                              -------- --------
     Total................................................... $520,941 $511,646
                                                              ======== ========

  Depreciation expense was $11,371,000, $11,333,000 and $11,202,000 for the years 1997, 1996 and 1995, respectively.

6. OTHER NON-CURRENT ASSETS

  Other non-current assets consist of the following:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
                                                                 (IN THOUSANDS)
   Deferred charge (see Note 13)................................ $57,696 $   --
   Other........................................................   1,945  2,264
                                                                 ------- ------
     Total...................................................... $59,641 $2,264
                                                                 ======= ======

7. ACCRUED AND OTHER CURRENT LIABILITIES

  Accrued and other current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Taxes--other than income.................................... $ 9,157 $ 9,041
   Accrued charges due Manager.................................   3,231   5,754
   Environmental liabilities...................................   3,141   2,527
   Interest....................................................     732     977
   Accrued operating power.....................................     819     869
   Accrued outside services....................................     365     651
   Other.......................................................   3,628   4,269
                                                                ------- -------
     Total..................................................... $21,073 $24,088
                                                                ======= =======

                            BUCKEYE PARTNERS, L.P.

8. LONG-TERM DEBT AND CREDIT FACILITIES

  Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
   First Mortgage Notes:
     11.18% Series J due December 15, 2006...................  $    --  $152,100
     7.11% Series K due December 15, 2007....................       --    11,000
     7.15% Series L due December 15, 2008....................       --    11,000
     7.19% Series M due December 15, 2009....................       --    13,000
     7.93% Series N due December 15, 2010....................       --    15,000
   Senior Notes:
     6.98% Series 1997A due December 16, 2024 (subject to
      $25.0 million annual sinking fund requirement
      commencing December 16, 2020)..........................   125,000      --
     6.89% Series 1997B due December 16, 2024 (subject to
      $20.0 million annual sinking fund requirement
      commencing December 16, 2020)..........................   100,000      --
     6.95% Series 1997C due December 16, 2024 (subject to
      $2.0 million annual sinking fund requirement commencing
      December 16, 2020).....................................    10,000      --
     6.96% Series 1997D due December 16, 2024 (subject to
      $1.0 million annual sinking fund requirement commencing
      December 16, 2020).....................................     5,000      --
                                                               -------- --------
       Total.................................................  $240,000 $202,100
                                                               ======== ========

  At December 31, 1997, there are no scheduled maturities of debt within the next five year period. A total of $240,000,000 of debt is scheduled to mature in the period 2020 through 2024.

  The fair value of the Partnership's debt is estimated to be $240 million and $238 million as of December 31, 1997 and 1996, respectively. The values at December 31, 1997 and 1996 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

  The indenture pursuant to which the Senior Notes were issued (the "Senior
Note Indenture") contains covenants which affect Buckeye, Laurel and BPL Michigan (the "Indenture Parties"). Generally, the Senior Note Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties. In addition, the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") contains certain restrictions which limit the incurrence of debt to (a) any future debt of Buckeye permitted by the Senior
Note Indenture and (b) other debt not in excess of an aggregate principal amount of $25 million plus the aggregate proceeds from the sale of additional Partnership Units.

  Buckeye has a line of credit from two commercial banks (the "Working Capital Facility") which permits short-term borrowings of up to $10 million outstanding at any time. Borrowings under the

                            BUCKEYE PARTNERS, L.P.

Working Capital Facility bear interest at each bank's prime rate and are secured by the accounts receivable of Buckeye. The Working Capital Facility contains covenants that require no indebtedness be outstanding under the Working Capital Facility for a period of 45 consecutive days during any year. At December 31, 1997, there was no amount outstanding under this facility.

9. OTHER NON-CURRENT LIABILITIES

  Other non-current liabilities consist of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Accrued employee benefit liabilities........................ $36,319 $36,231
   Accrued charges due Manager.................................     --    1,807
   Accrued non-current taxes...................................   3,183   3,578
   Other.......................................................   5,510   4,962
                                                                ------- -------
     Total..................................................... $45,012 $46,578
                                                                ======= =======

10. PENSION PLANS

  Services Company provides retirement benefits, primarily through noncontributory pension plans, for substantially all of its regular full-time employees, except those covered by certain labor contracts, under which Services Company contributes 5 percent of each covered employee's salary, and a retirement income guarantee plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986, a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company's policy is to fund amounts as are necessary to at least meet the minimum funding requirements of ERISA.

  Net pension expense for 1997, 1996 and 1995 for the defined benefit plans included the following components:

                                                         1997    1996    1995
                                                        -------  -----  -------
                                                           (IN THOUSANDS)
   Service cost........................................ $   291  $ 485  $   452
   Interest cost on projected benefit obligation.......     819    889      933
   Actual return on assets.............................  (1,086)  (664)  (1,653)
   Net amortization and deferral.......................     393   (193)     838
                                                        -------  -----  -------
     Net pension expense............................... $   417  $ 517  $   570
                                                        =======  =====  =======

  The pension expense for the defined contribution plan included in the consolidated statements of income approximated $1,558,000, $1,379,000 and $1,493,000 for 1997, 1996 and 1995, respectively.

                            BUCKEYE PARTNERS, L.P.

  The following table sets forth the funded status of the Services Company's defined benefit plans and amounts recognized in the Partnership's consolidated balance sheets at December 31, 1997 and 1996 related to those plans:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations
     Vested benefit obligations............................ $ (5,056) $ (4,730)
                                                            ========  ========
     Accumulated benefit obligations....................... $ (6,041) $ (6,531)
                                                            ========  ========
     Projected benefit obligation.......................... $(15,176) $(12,540)
   Plan assets at fair value...............................    6,993     6,305
                                                            --------  --------
   Projected benefit obligation in excess of plan assets...   (8,183)   (6,235)
   Unrecognized net loss...................................    2,694       814
   Unrecognized net asset..................................     (942)   (1,102)
                                                            --------  --------
   Pension liability recognized in the balance sheet....... $ (6,431) $ (6,523)
                                                            ========  ========

  As of December 31, 1997, approximately 32.0 percent of plan assets were invested in fixed income securities and 68.0 percent in equity securities.

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00 percent and 7.50 percent at December 31, 1997 and 1996, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.00 percent and 5.25 percent at December 31, 1997 and 1996, respectively. The expected long-term rate of return on assets was 8.50 percent as of January 1, 1997 and 1996.

  Services Company also participates in a multi-employer retirement income plan which provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $129,000, $144,000 and $145,000 for 1997, 1996 and 1995, respectively.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Services Company provides postretirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and has to meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

  Net postretirement benefit costs for 1997, 1996 and 1995 included the following components:

                                                         1997    1996    1995
                                                        ------  ------  ------
   Service cost.......................................  $  507  $  500  $  520
   Interest cost on accumulated postretirement benefit
    obligation........................................   1,720   1,651   1,895
   Net amortization and deferral......................    (575)   (569)   (577)
                                                        ------  ------  ------
   Net postretirement expense.........................  $1,652  $1,582  $1,838
                                                        ======  ======  ======

                            BUCKEYE PARTNERS, L.P.

  The following table sets forth the amounts related to postretirement benefit obligations recognized in the Partnership's consolidated balance sheets as of December 31, 1997 and 1996:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997      1996
                                                          --------  ---------
                                                            (IN THOUSANDS)
   Actuarial present value of accumulated postretirement
    benefits
     Retirees and dependents............................  $(13,090) $ (12,897)
       Employees eligible to retire.....................    (3,037)    (2,833)
       Employees ineligible to retire...................    (8,816)    (7,832)
                                                          --------  ---------
       Accumulated postretirement benefit obligation....   (24,943)   (23,562)
   Unamortized gain due to plan amendment...............    (3,478)    (4,057)
   Unrecognized net loss (gain).........................    (1,467)    (2,090)
                                                          --------  ---------
   Postretirement liability recognized in the balance
    sheet...............................................  $(29,888) $ (29,709)
                                                          ========  =========

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.0 percent and 7.5 percent at December 31, 1997 and 1996, respectively. The assumed rate for plan cost increases in 1997 was 9.5 percent and 8.5 percent for non-Medicare eligible and Medicare eligible retirees, respectively. The assumed annual rates of cost increase decline each year through 2005 to a rate of 4.0 percent, and remain at 4.0 percent thereafter for both non-Medicare eligible and Medicare eligible retirees. The effect of a 1 percent increase in the health care cost trend rate for each future year would have increased the aggregate of service and interest cost components by $375,000 in 1997 and the APBO would have increased by $3,227,000 as of December 31, 1997.

  Services Company also contributes to a multi-employer postretirement benefit plan which provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $110,000, $133,000 and $137,000 for 1997, 1996 and 1995,
respectively.

12. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

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

  The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") of Services Company not to exceed 720,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options may be granted with a feature that allows Optionees to apply accrued credit balances (the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such Options. The

                            BUCKEYE PARTNERS, L.P.

Distribution Equivalents shall be an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of Services Company following the date of the grant of the Option. Options become vested in varying amounts beginning generally three years after the date of grant and remain exercisable for a period of five years. The Partnership recorded compensation expense related to the Option Plan of $179,000, $283,000 and $231,000 in 1997, 1996 and 1995, respectively. Had compensation cost for the Option Plan been determined based on the fair value at the time of the grant dates for awards consistent with the method of SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the pro-forma amounts below:

                                                       1997     1996     1995
                                                      ---------------- --------
                                                           (IN THOUSANDS,
                                                      EXCEPT PER UNIT AMOUNTS)
   Net income
     As reported..................................... $ 6,383 $ 49,337 $ 49,840
     Pro forma....................................... $ 6,387 $ 49,318 $ 49,795
   Basic earnings per unit
     As reported and Pro forma....................... $  0.25 $   2.03 $   2.05
   Diluted earnings per unit
     As reported and Pro forma....................... $  0.25 $   2.02 $   2.05

  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. A portion of each option grant vests after three, four and five years following the date of the grant. The assumptions used for options granted in 1997, 1996 and 1995 are indicated below. The risk free interest rate and expected life assumptions relate to the three, four and five year vesting periods of the grant.

     YEAR OF       DIVIDEND                   RISK-FREE           EXPECTED
   OPTION GRANT     YIELD     VOLATILITY    INTEREST RATE       LIFE (YEARS)
   ------------    --------   ----------   ---------------    ----------------
     1997              0%        19.6%     6.4%, 6.4%, 6.5%   3.25, 4.25, 5.25
     1996              0%        13.0%     6.3%, 6.4%, 6.5%   3.25, 4.25, 5.25
     1995              0%        13.0%     7.5%, 7.6%, 7.6%   3.25, 4.25, 5.25

  No dividend yield was assumed as the exercise price of the option is adjusted downward during the term of the option to take account of the dividends paid on the underlying stock that the option holder does not receive.

  A summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 1997, 1996 and 1995 is as follows:

                                1997               1996               1995
                          ------------------ ------------------ ------------------
                                    WEIGHTED           WEIGHTED           WEIGHTED
                           UNITS    AVERAGE   UNITS    AVERAGE   UNITS    AVERAGE
                           UNDER    EXERCISE  UNDER    EXERCISE  UNDER    EXERCISE
                           OPTION    PRICE    OPTION    PRICE    OPTION    PRICE
                          --------  -------- --------  -------- --------  --------
Outstanding at beginning
 of year................   197,340   $15.36   186,240   $14.18   153,080   $13.82
Granted.................    51,900    21.07    72,000    19.00    60,500    17.22
Exercised...............   (28,100)   13.74   (60,900)   12.06   (27,340)    9.33
                          --------           --------           --------
Outstanding at end of
 year...................   221,140    15.51   197,340    15.36   186,240    14.18
                          ========           ========           ========
Options exercisable at
 year-end...............    20,140              5,040              7,000
Weighted average fair
 value of options
 granted during the
 year...................  $   5.62           $   4.41           $   4.44

                            BUCKEYE PARTNERS, L.P.

  The following table summarizes information relating to LP Unit options outstanding under the Option Plan at December 31, 1997:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                   ------------------------------------------- --------------------------
                     OPTIONS   WEIGHTED AVERAGE    WEIGHTED      OPTIONS      WEIGHTED
     RANGE OF      OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
 EXERCISE PRICES   AT 12/31/97 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/97 EXERCISE PRICE
 ---------------   ----------- ---------------- -------------- ----------- --------------
 $ 6.00 to $10.00     13,940      5.1 Years         $ 7.96        6,340        $ 6.64
 $10.01 to $14.00     75,500      6.8 Years          12.81        3,000         10.78
 $15.00 to $21.00    131,700      8.6 Years          17.85       10,800         15.42
                     -------                                     ------
   Total             221,140      7.8 Years          15.51       20,140         11.96
                     =======                                     ======

  At December 31, 1997, there were 350,400 LP Units available for future grants under the Option Plan.

13. EMPLOYEE STOCK OWNERSHIP PLAN

  In connection with the Acquisition, the ESOP was formed for the benefit of employees of the General Partner, the Manager and Glenmoor Partners, LLP. The General Partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of Series A Convertible Preferred Stock of BAC ("BAC Preferred Stock"). The BAC Preferred Stock had a 7.5% cumulative dividend rate and a conversion rate of approximately 7.7 shares of BAC common stock per share of BAC Preferred Stock.

  In December 1996, the Board of Directors of the General Partner approved a restructuring of the ESOP (the "ESOP Restructuring"). The ESOP Restructuring was approved by a majority of the holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997, in connection with the ESOP Restructuring, the Partnership issued an additional 2,573,146 LP Units which are beneficially owned by the ESOP through Services Company. The market value of the LP Units issued to Services Company was approximately $64.2 million. As a result of the Partnership's issuance of the LP Units, the Partnership's obligation to reimburse the General Partner for certain executive compensation costs was permanently released, the incentive compensation paid by the Partnership to the General Partner under the existing incentive compensation agreement was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. The $64.2 million market value of the LP Units issued was recorded as a deferred charge relating to the ESOP Restructuring and is being amortized over 13.5 years. As a result of the ESOP Restructuring, the $63 million loan from the third party lender became a direct obligation of the ESOP and is secured by the stock of Services Company and guaranteed by the General Partner and certain of its affiliates.

  Total ESOP related costs charged to earnings during 1997 were $5,241,000 which included $2,805,000 of interest expense with respect to the ESOP loan, $1,976,000 based upon the value of 1,976 shares of BAC Preferred Stock released and allocated to employees accounts through August 12, 1997 and a $460,000 provision ("top-up provision") representing the estimated difference between distributions received on the LP Units and the total debt service requirements under the ESOP loan. The 1,976 shares of BAC Preferred Stock that were released and allocated to employees' accounts were subsequently exchanged for 40,354 shares of Services Company stock during 1997.

  Total ESOP related costs charged to earnings during 1996 were $5,596,000 which included $3,522,000 of interest expense with respect to the ESOP loan and $2,074,000 based upon the value of

                            BUCKEYE PARTNERS, L.P.

2,074 shares of BAC Preferred Stock released and allocated to employees' accounts. The 2,074 shares of BAC Preferred Stock that were released and allocated to employees' accounts in 1996 were converted to 42,355 shares of Services Company stock in 1997.

  Subsequent to August 12, 1997, the Partnership will not incur any additional charges related to interest expense and shares released to employees' accounts under the ESOP. The Partnership will, however, incur ESOP-related costs to the extent that required contributions to the ESOP are in excess of distributions received on the LP Units owned by Services Company, for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs.

  Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP loan bear to the total of all principal and interest payments due under the ESOP loan. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Allocated Services Company stock receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP loan.

14. EARLY EXTINGUISHMENT OF DEBT

  In December 1997, Buckeye entered into an agreement to issue $240.0 million of Senior Notes (Series 1997A through 1997D) bearing interest ranging from
6.89 percent to 6.98 percent (see Note 8). The proceeds from the issuance of the Senior Notes, plus additional amounts approximating $4.5 million, were used to extinguish all of the First Mortgage Notes outstanding, totaling $202.1 million. This debt extinguishment resulted in an extraordinary loss of $42.4 million in 1997 consisting of $41.4 million of prepayment premium and $1.0 million in fees and expenses.

15. LEASES AND COMMITMENTS

  The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 1997 are approximately $2.5 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

  The Manager leases space in an office building and certain copying equipment and Buckeye leases certain computing equipment and automobiles. The rent on such leases is charged to the Operating Partnerships. Future minimum lease payments under these noncancelable operating leases at December 31, 1997 were as follows: $1,089,000 for 1998, $596,000 for 1999, $408,000 for 2000,
$371,000 for 2001, $359,000 for 2002 and $1,288,000 thereafter.

  Buckeye is party to an energy services agreement in connection with the use of main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next fourteen years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods.

  Rent expense for all operating leases was $6,606,000, $5,276,000 and $5,161,000 for 1997, 1996 and 1995, respectively.

                            BUCKEYE PARTNERS, L.P.

16. RELATED PARTY TRANSACTIONS

  The Partnership and the Operating Partnerships are managed by the General Partner and the Manager. Under certain partnership agreements and management agreements, the General Partner, the Manager, and certain related parties are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership and the Operating Partnerships.

  In connection with the ESOP Restructuring in 1997, the Manager's employees were transferred to Services Company. Services Company employs all of the employees previously employed by the Manager and has become the sponsor of all of the employee benefit plans previously maintained by the Manager. Services Company also entered into a Services Agreement with the General Partner and the Manager to provide services to the Partnership and the Operating Partnerships over a 13.5 year term. Services Company is reimbursed by the General Partner or the Manager for its direct and indirect expenses, other than as described below with respect to certain executive compensation, the General Partner and the Manager are reimbursed by the Partnership and the Operating Partnerships. Costs reimbursed to the General Partner, the Manager or Services Company by the Partnership and the Operating Partnerships totaled $57.2 million, $61.1 million and $55.4 million in 1997, 1996 and 1995, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to officers and employees of the General Partner, the Manager and Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Compensation and benefit costs of the executive officers of the General Partner were not charged to the Partnership after August 12, 1997 pursuant to the Exchange Agreement entered into among the General Partner, the Partnership and the Operating Partnerships. Services Company, which is beneficially owned by the ESOP, owns 2,573,146 LP Units (approximately 9.6 percent of the LP Units outstanding). Distributions received on such LP Units are used to fund obligations of the ESOP. From August 12, 1997 through December 31, 1997 distributions paid to Services Company totaled $2,483,000.

  In 1986, Buckeye's predecessor ("Pipe Line") (then owned by a subsidiary of American Financial) obtained an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") for all six of its facilities in New Jersey. The ACO required Pipe Line to conduct in a timely manner a sampling plan for environmental contamination at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership or by BAC in connection with the Acquisition and the costs of compliance have been and will continue to be paid by American Financial. Through December 1997, Buckeye's costs of approximately $2,546,000 have been funded by American Financial.

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

  In connection with the Acquisition in March 1996, the General Partner amended the Partnership Agreement to (a) extend the period under which the General Partner would agree to act as general

                            BUCKEYE PARTNERS, L.P.

partner of the Partnership until the later of (i) December 23, 2011 or (ii) the date the ESOP loan is paid in full, (b) clarify that fair market value of the GP Units includes the value of the right to receive incentive compensation for purposes of determining the amount required to be paid to the General Partner by any successor general partner of the Partnership, and (c) reduce the threshold for payment of Restricted Payments by the General Partner or the Manager from $23,000,000 to $5,000,000. The Partnership received an opinion of counsel that the execution of the amendment to the Partnership Agreement would not (a) result in the loss of limited liability of any Limited Partner or (b) result in the Partnership or any Operating Partnership being treated as an association taxable as a corporation for federal income tax purposes. The amendment to the Partnership Agreement and related opinion of counsel were approved on behalf of the Partnership by a special committee of disinterested directors of the Partnership.

  Also in March 1996, the General Partner amended and restated the Incentive Compensation Agreement to delete American Financial as a party to the agreement and clarify that the amended Incentive Compensation Agreement terminates if the General Partner is removed as general partner of the Partnership. The amended Incentive Compensation Agreement was approved on behalf of the Partnership by a special committee of disinterested directors of the Partnership.

  In connection with the ESOP Restructuring in August 1997, the Unitholders approved an amendment to the Partnership Agreement to (i) relieve the General Partner of any obligation to make an additional capital contribution to the Partnership upon the issuance of additional LP Units if the General Partner receives a legal opinion that such additional capital contribution is not required for the Partnership or any of its Operating Partnerships to avoid being treated as an association taxable as a corporation for federal income tax purposes and (ii) obligated any successor general partner, upon removal and replacement of the General Partner by the holders of the LP Units, to the obligations of the General Partner and its affiliates under the Exchange Agreement and to consider this obligation in determining the value of the general partnership interest which must be acquired by a successor general partner.

  Also in August 1997, the Partnership and the General Partner amended the Amended and Restated Incentive Compensation Agreement to exclude the LP Units held by Services Company from the incentive compensation calculation and to reduce the amount of incentive compensation payable to the General Partner by at least $121,000 per year at annual distribution levels below $2.10 and to increase incentive compensation at annual distribution levels above $2.20. Incentive compensation payments were $3.0 million, $1.3 million and $0.5 million in 1997, 1996 and 1995, respectively.

  The management agreements between the Manager and the Operating Partnerships were amended in August 1997 to include the provisions of the Exchange Agreement dated August 12, 1997 among the Partnership, the Manager and certain of their affiliates. The amended and restated agreements of limited partnership of each of the Operating Partnerships were also amended as of August 12, 1997 to exclude from the definition of reimbursable costs, any cost or expense for which the General Partner and its affiliates are not entitled to be reimbursed pursuant to the terms of the Exchange Agreement.

                            BUCKEYE PARTNERS, L.P.

17. PARTNERS' CAPITAL

  Changes in partners' capital for the years ended December 31, 1995, 1996, and 1997 were as follows:

                                            GENERAL     LIMITED
                                            PARTNER    PARTNERS       TOTAL
                                           ----------------------- -----------
                                           (IN THOUSANDS, EXCEPT FOR UNITS)
   Partners' capital at January 1, 1995... $   2,460  $   243,516  $   245,976
   Net income.............................       498       49,342       49,840
   Distributions..........................      (340)     (33,669)     (34,009)
   Proceeds from exercise of unit options
    and capital contributions.............         4          374          378
                                           ---------  -----------  -----------
   Partners' capital at December 31,
    1995..................................     2,622      259,563      262,185
   Net income.............................       493       48,844       49,337
   Distributions..........................      (365)     (36,162)     (36,527)
   Proceeds from exercise of unit options
    and capital contributions.............        10          974          984
                                           ---------  -----------  -----------
   Partners' capital at December 31,
    1996..................................     2,760      273,219      275,979
   Net income.............................        85        6,298        6,383
   Distributions..........................      (418)     (43,887)     (44,305)
   Value of Units issued in connection
    with ESOP Restructuring....... .......       --        64,200       64,200
   Proceeds from exercise of unit options
    and capital contributions.............         5          516          521
                                           ---------  -----------  -----------
   Partners' capital at December 31,
    1997.................................. $   2,432  $   300,346  $   302,778
                                           =========  ===========  ===========
   Units outstanding at January 1, 1995...   242,748   24,032,120   24,274,868
   Units issued pursuant to the unit
    option and distribution equivalent
    plan and capital contributions........       276       27,340       27,616
                                           ---------  -----------  -----------
   Units outstanding at December 31,
    1995..................................   243,024   24,059,460   24,302,484
   Units issued pursuant to the unit
    option and distribution equivalent
    plan and capital contributions........       616       60,900       61,516
                                           ---------  -----------  -----------
   Units outstanding at December 31,
    1996..................................   243,640   24,120,360   24,364,000
   Units issued in connection with ESOP
    Restructuring.........................       --     2,573,146    2,573,146
   Units issued pursuant to the unit
    option and distribution equivalent
    plan and capital contributions........       274       28,100       28,374
                                           ---------  -----------  -----------
   Units outstanding at December 31,
    1997..................................   243,914   26,721,606   26,965,520
                                           =========  ===========  ===========

  Historical Partnership Unit information has been restated to reflect two-for-one unit split approved by the General Partner on January 20, 1998.

  The net income per unit for 1997, 1996 and 1995 was calculated using the weighted average outstanding units of 25,385,042, 24,346,706 and 24,292,248, respectively.

                            BUCKEYE PARTNERS, L.P.

  The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue more than 9,600,000 additional LP Units, or issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units. At December 31, 1997, the Partnership had the ability to issue up to 6,878,394 additional LP Units without prior approval of the Limited Partners of the Partnership.

18. CASH DISTRIBUTIONS

  The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. In 1997, quarterly distributions of $0.375 in February and May, $0.44 in August and $0.525 in November were paid per GP and LP Unit. In 1996, quarterly distributions of $0.375 per GP and LP Unit were paid in February, May, August and November. In 1995, quarterly distributions of $0.35 per GP and LP Unit were paid in February, May, August and November. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $44,305,000 in 1997, $36,527,000 in 1996 and $34,009,000 in 1995.

  On February 5, 1998, the General Partner announced a quarterly distribution of $0.525 per GP and LP Unit payable on February 27, 1998.

19. QUARTERLY FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

  Summarized quarterly financial data for 1997 and 1996 are set forth below. Quarterly results were influenced by seasonal factors inherent in the Partnership's business.

                            1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER          TOTAL
                          --------------- --------------- --------------- ---------------- -----------------
                           1997    1996    1997    1996    1997    1996    1997     1996     1997     1996
                          ------- ------- ------- ------- ------- ------- -------  ------- -------- --------
                                               (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Revenue.................  $43,815 $46,269 $46,398 $44,633 $47,333 $45,083 $47,435  $46,970 $184,981 $182,955
Operating income........   16,844  17,330  16,646  12,979  18,593  17,621  19,992   20,854   72,075   68,784
Income before
 extraordinary loss.....   11,526  11,658  11,381  10,259  12,730  12,017  13,170   15,403   48,807   49,337
Net income..............   11,526  11,658  11,381  10,259  12,730  12,017 (29,254)  15,403    6,383   49,337
Earnings per Partnership
 Unit:
Income before extraordi-
 nary loss..............     0.47    0.48    0.47    0.42    0.49    0.49    0.49     0.63     1.92     2.03
Net income..............     0.47    0.48    0.47    0.42    0.49    0.49   (1.08)    0.63     0.25     2.03
Earnings per Partnership
 Unit-assuming dilution:
Income before
 extraordinary loss.....     0.47    0.48    0.47    0.42    0.49    0.49    0.49     0.63     1.91     2.02
Net income..............     0.47    0.48    0.47    0.42    0.49    0.49   (1.08)    0.63     0.25     2.02

  The earnings per Partnership Unit presented above reflect a two-for-one unit split approved by the General Partner on January 20, 1998.

                             BUCKEYE PARTNERS, L.P.

20. EARNINGS PER SHARE

  The following is a reconciliation of basic and dilutive income before extraordinary loss per Partnership Unit for the years ended December 31, 1997, 1996 and 1995:

                                  1997                    1996                    1995
                         ----------------------- ----------------------- -----------------------
                         INCOME   UNITS    PER   INCOME   UNITS    PER   INCOME   UNITS    PER
                         (NUMER- (DENOMI-  UNIT  (NUMER- (DENOMI-  UNIT  (NUMER- (DENOMI-  UNIT
                          ATOR)   NATOR)  AMOUNT  ATOR)   NATOR)  AMOUNT  ATOR)   NATOR)  AMOUNT
                         ------- -------- ------ ------- -------- ------ ------- -------- ------
                                         (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Income before
 extraordinary loss..... $48,807                 $49,337                 $49,840
                         -------                 -------                 -------
Basic earnings per
 Partnership Unit.......  48,807  25,385  $1.92   49,337  24,347  $2.03   49,840  24,292  $2.05
                                          =====                   =====                   =====
Effect of dilutive
 securities--options....     --      107             --       62             --       41
                         -------  ------         -------  ------         -------  ------
Diluted earnings per
 Partnership Unit....... $48,807  25,492  $1.91  $49,337  24,409  $2.02  $49,840  24,333  $2.05
                         =======  ======  =====  =======  ======  =====  =======  ======  =====

  Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan (see Note 12).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Partnership does not have directors or officers. The executive officers of the General Partner and the Manager perform all management functions for the Partnership and the Operating Partnerships in their capacities as officers and directors of the General Partner, the Manager and Services Company. Directors and officers of the General Partner and the Manager are selected by Glenmoor. See "Certain Relationships and Related Transactions."

DIRECTORS OF THE GENERAL PARTNER

  Set forth below is certain information concerning the directors of the General Partner.

    NAME, AGE AND PRESENT                   BUSINESS EXPERIENCE DURING
POSITION WITH GENERAL PARTNER                     PAST FIVE YEARS
-----------------------------               --------------------------
Alfred W. Martinelli, 70       Mr. Martinelli has been Chairman of the Board and
 Chairman of the Board,        Chief Executive Officer of the General Partner for
 Chief Executive Officer       more than five years. He has been a director of the
 and Director*                 General Partner since October 1986. Mr. Martinelli
                               served as President of the General Partner from
                               February 1991 to February 1992. He was Chairman and
                               Chief Executive Officer of Penn Central Energy
                               Management Company ("PCEM"), for more than five
                               years, until his resignation in March 1996. Mr.
                               Martinelli was also Vice Chairman and a director of
                               American Financial and a director of American
                               Annuity Group, Inc., for more than five years, until
                               his resignation in March 1996.
C. Richard Wilson, 53          Mr. Wilson has been a director of the General
 President, Chief Operat-      Partner since February 1995. He was elected
 ing Officer and Direc-        President of the General Partner in March 1996 and
 tor*                          was elected Chief Operating Officer in January 1997.
                               Mr. Wilson was elected Chairman of the Board of the
                               Manager in February 1995. He has been President and
                               Chief Operating Officer of the Manager since
                               February 1991.
Brian F. Billings, 59          Mr. Billings has been a director of the General
 Director                      Partner since October 1986. He served as Chairman of
                               the Manager until February 1995. Mr. Billings was
                               President of PCEM from December 1986 to 1995.
Neil M. Hahl, 49               Mr. Hahl has been a director of the General Partner
 Director*                     since September 1997. He is President of The
                               Weitling Group, a business consulting firm and a
                               director of American Capital Strategies, Ltd., a
                               specialty finance firm. Mr. Hahl was previously a
                               director of the Company from February, 1989 until
                               March, 1996 and served as President of the Company
                               from February, 1992 until March 1996. From January
                               1993 to August 1996, he was a Senior Vice President
                               of American Financial Group and its predecessor, The
                               Penn Central Corporation.

    NAME, AGE AND PRESENT                   BUSINESS EXPERIENCE DURING
POSITION WITH GENERAL PARTNER                     PAST FIVE YEARS
-----------------------------  ----------------------------------------------------
Edward F. Kosnik, 53           Mr. Kosnik has been a director of the General
 Director                      Partner since October 1986. Since June 1997, he has
                               been President of Berwind Corporation, a diversified
                               company. Mr. Kosnik was Senior Executive Vice
                               President and Chief Operating Officer of Alexander &
                               Alexander Services, Inc. from May 1996 until January
                               1997. He was Executive Vice President and Chief
                               Financial Officer of Alexander & Alexander Services,
                               Inc. from August 1994 to April 1996. Mr. Kosnik was
                               Chairman of the Board, President and Chief Executive
                               Officer of JWP, Inc. from May 1993 through April
                               1994. He was Executive Vice President and Chief
                               Financial Officer of JWP, Inc. from December 1992 to
                               April 1993.
Jonathan O'Herron, 68          Mr. O'Herron has been a director of the General
 Director                      Partner since September 1997. Since January 1993, he
                               has been Managing Director of Lazard Freres &
                               Company, LLC.
William C. Pierce, 57          Mr. Pierce has been a director of the General
 Director                      Partner since February 1987. He was Executive Vice
                               President and Group Executive of Chemical Bank and
                               Chemical Banking Corporation from November 1992
                               until his retirement in July 1994.
Ernest R. Varalli, 67          Mr. Varalli has been a director of the General
 Director*                     Partner since July 1987. He was Executive Vice
                               President, Chief Financial Officer and Treasurer for
                               more than five years until 1996. Mr. Varalli served
                               as Executive Vice President, Chief Financial Officer
                               and Treasurer of PCEM until his resignation in March
                               1996. Mr. Varalli had been a consultant to American
                               Financial, for more than five years, until March
                               1996.
Robert H. Young, 76            Mr. Young has been a director of the General Partner
 Director                      since July 1987. Since October 1991, he has been
                               Counsel to the law firm of Morgan, Lewis & Bockius
                               LLP. Mr. Young is also Chairman of the Board of
                               Directors of Independence Blue Cross.

--------
* Also a director of the Manager and Services Company.

  The General Partner has an Audit Committee, which currently consists of four directors: Brian F. Billings, Neil M. Hahl, William C. Pierce and Robert H. Young. Messrs. Billings, Hahl, Pierce and Young are neither officers nor employees of the General Partner or any of its affiliates.

  In addition, the General Partner has a Finance Committee, which currently consists of five directors: Neil M. Hahl, Edward F. Kosnik, Jonathan O'Herron, Ernest R. Varalli and C. Richard Wilson. The Finance Committee provides oversight and advice with respect to the capital structure of the Partnership.

EXECUTIVE OFFICERS OF THE MANAGER

  The executive officers of the General Partner also serve as the executive officers of the Manager and Services Company. Set forth below is certain information concerning the executive officers of the General Partner, the Manager and Services Company who, other than Mr. Wilson, are not also directors of the General Partner, the Manager or Services Company.

    NAME, AGE AND PRESENT                   BUSINESS EXPERIENCE DURING
POSITION WITH GENERAL PARTNER                     PAST FIVE YEARS
-----------------------------               --------------------------
C. Richard Wilson, 53          Mr. Wilson has been President and Chief Operating
 President, Chief Operat-      Officer of the General Partner since March 1996 and
 ing Officer and Director      a director of the General Partner since February
                               1995. He has been President and Chief Operating
                               Officer of the Manager since February 1991. Mr.
                               Wilson has been a director of the Manager since
                               October 1986. He was named President and Chief
                               Operating Officer of Services Company in September
                               1997.
William H. Shea, Jr., 43       Mr. Shea was named Executive Vice President of the
 Executive Vice President      General Partner and Manager in September 1997. He
                               served as Vice President of Marketing and Business
                               Development of the General Partner and Manager from
                               March 1996 to September 1997. Mr. Shea was Vice
                               President--West Central Region of Laidlaw
                               Environmental Services from 1994 until 1995. He was
                               Vice President--Sales and Eastern Region Operations
                               of USPCI, Inc. (a subsidiary of Union Pacific
                               Corporation) from 1993 until 1994. Mr. Shea was Vice
                               President--Operations of USPCI, Inc. from 1989 until
                               1993. He was named Executive Vice President of
                               Services Company in September 1997. Mr. Shea is the
                               son-in-law of Mr. Alfred W. Martinelli.
Michael P. Epperly, 54         Mr. Epperly has been Senior Vice President--
 Senior Vice President--       Operations of the General Partner since June 1996.
 Operations                    He has been Senior Vice President of Operations of
                               the Manager since 1990. Mr. Epperly was named Senior
                               Vice President--Operations of Services Company in
                               September 1997.
Stephen C. Muther, 48          Mr. Muther has been Senior Vice President--
 Senior Vice President--       Administration, General Counsel and Secretary of the
 Administration, General       General Partner since June 1996. He has been Senior
 Counsel and Secretary*        Vice President--Administration, General Counsel and
                               Secretary of the Manager since February 1995. Mr.
                               Muther served as General Counsel, Vice President--
                               Administration and Secretary of the Manager from May
                               1990 to February 1995. He was named Senior Vice
                               President--Administration, General Counsel and
                               Secretary of Services Company in September 1997.
Steven C. Ramsey, 43           Mr. Ramsey has been Senior Vice President--Finance
 Senior Vice President--       and Chief Financial Officer of the General Partner
 Finance and Chief Finan-      and Manager since June 1996. He served as Vice
 cial Officer                  President--Finance and Treasurer of the Manager from
                               February 1995 to June 1996. Mr. Ramsey served as
                               Vice President and Treasurer of the Manager from
                               February 1991 to February 1995. He was named Senior
                               Vice President--Finance and Chief Financial Officer
                               of Services Company in September 1997.

    NAME, AGE AND PRESENT                   BUSINESS EXPERIENCE DURING
POSITION WITH GENERAL PARTNER                     PAST FIVE YEARS
-----------------------------               --------------------------
David J. Martinelli, 37        Mr. Martinelli was named Vice President and
 Vice President and Trea-      Treasurer of the General Partner and Manager in
 surer                         March 1997. He served as Treasurer of the General
                               Partner and Manager from June 1996 to March 1997.
                               Mr. Martinelli served as Assistant Treasurer of the
                               Manager from March 1996 to June 1996. He was
                               employed in a corporate financial position with
                               Salomon Brothers Inc. from 1993 until 1996. Mr.
                               Martinelli was named Vice President and Treasurer of
                               Services Company in September 1997. He is the son of
                               Mr. Alfred W. Martinelli.

--------
* Also Secretary of the General Partner since February 1992.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

  The fee schedule for directors of the General Partner is as follows: annual fee, $15,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Messrs. Martinelli, Varalli and Wilson do not receive any additional compensation with respect to their services as directors. Directors' fees paid by the General Partner in 1997 to its directors amounted to $157,000. In connection with the ESOP Restructuring, Mr. Pierce received an additional payment of $25,000 for serving as Chairman of the Special Committee of the Board that reviewed the ESOP Restructuring; Mr. Hahl received $120,300 for consulting services rendered to the Partnership; and Mr. Varalli was paid a consulting fee in the amount of $50,000. Each of these payments were reimbursed by the Partnership.

  Members of the Board of Directors of the Manager and Services Company were not compensated for their services as directors of these companies.

EXECUTIVE COMPENSATION

  Prior to the consummation of the ESOP Restructuring on August 12, 1997, executive officers of the General Partner and the Manager and other employees of the Manager received compensation and benefits from the Manager which were reimbursed by the Partnership and the Operating Partnerships. As part of the ESOP Restructuring, the Partnership and the Operating Partnerships were permanently released from their obligation to reimburse the General Partner or the Manager for certain compensation and fringe benefit costs for executive level duties performed by the General Partner and the Manager with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of the General Partner and the Manager. During 1997, the Partnership or the Operating Partnerships reimbursed the General Partner or the Manager an aggregate of $1.5 million for compensation and benefits with respect to the executive officers of the General Partner and the Manager for the period prior to August 12, 1997. See "Certain Relationships and Related Transactions."

EXECUTIVE OFFICER SEVERANCE AGREEMENTS

  Each of Messrs. Wilson, Ramsey, Muther and Epperly entered into severance agreements with the General Partner, Services Company and Glenmoor providing for the payment of severance compensation equal to the amount of base salary and incentive compensation being paid to such individuals as of August 12, 1997 (the "Severance Compensation Amount"). The severance agreements provide for payment of 1.5 times the Severance Compensation Amount upon termination of such individual's employment without "cause" under certain circumstances not involving a "change of control" of the Partnership, and 2.99 times such individual's Severance Compensation Amount (subject to certain limitations) following a "change of control". For purposes of the severance agreements, a "change of control" is defined as the acquisition (other than by the General Partner and its affiliates) of 80 percent or more of the LP Units of the Partnership.

DIRECTOR RECOGNITION PROGRAM

  The General Partner instituted a Director Recognition Program (the "Recognition Program") in September 1997. The Recognition Program provides that, upon retirement or death and subject to certain conditions, directors receive a recognition benefit of up to three times their annual director's fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of the General Partner. A minimum of three full years of service as a member of the Board of Directors of the General Partner is required for eligibility under the Recognition Program. Members of the Board of Directors who are concurrently serving as an officer or employee of the General Partner or its affiliates are not eligible for the Recognition Program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Services Company owns approximately 9.6 percent of the outstanding LP Units as of February 17, 1998. No other person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of February 17, 1998.

  The following table sets forth certain information, as of February 17, 1998, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and the Manager and by all directors and executive officers of the General Partner and the Manager as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner or the Manager owned beneficially, as of February 17, 1998, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

     NAME                                                 NUMBER OF LP UNITS(1)
     ----                                                 ---------------------
   Brian F. Billings.....................................        15,000(2)
   Michael P. Epperly....................................            80(2)
   Neil M. Hahl..........................................         2,000(2)
   Edward F. Kosnik......................................        10,000(2)
   Alfred W. Martinelli..................................         9,000(2)
   Stephen C. Muther.....................................         9,400
   Jonathan O'Herron.....................................        14,800
   William C. Pierce.....................................         1,600(2)
   William H. Shea, Jr...................................         4,200(2)
   Ernest R. Varalli.....................................        13,000(2)
   C. Richard Wilson.....................................         5,000
   Robert H. Young.......................................         5,000
   All directors and executive officers as a group
    (consisting of 14 persons, including those named
    above)...............................................        90,680

--------
(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.
(2) The LP Units owned by the persons indicated have shared voting and investment power with their respective spouses.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Partnership and the Operating Partnerships are managed by the General Partner and the Manager, respectively, pursuant to the Amended and Restated Agreement of Limited Partnership

(the "Partnership Agreement"), the several Amended and Restated Agreements of Limited Partnership of the Operating Partnerships (the "Operating Partnership Agreements") and the several Management Agreements between the Manager and the Operating Partnerships (the "Management Agreements").

  Under the Partnership Agreement and the Operating Partnership Agreements, as well as the Management Agreements, the General Partner, the Manager and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnerships, except as otherwise provided by the Exchange Agreement (as discussed below). These costs and expenses include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to employees of the General Partner and Manager (other than certain executive officers), tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Such reimbursed amounts constitute a substantial portion of the revenues of the General Partner and the Manager.

  On March 22, 1996, BAC, now Glenmoor, acquired all of the common stock of the General Partner from a subsidiary of American Financial for $63 million. At that time, BAC was owned by Glenmoor Partners, LLP ("Old Glenmoor"), the ESOP and certain director level employees of the Manager. Effective January 1, 1998, Old Glenmoor dissolved and BAC changed its name to Glenmoor, Ltd. Glenmoor is owned by certain directors and members of senior management of the General Partner or trusts for the benefit of their families and certain director-level employees of Services Company.

  In connection with the Acquisition, the General Partner borrowed $63 million pursuant to a 15-year term loan from a third-party lender. The General Partner then loaned $63 million to the ESOP, which used the proceeds to purchase the BAC Preferred Stock.

  On August 12, 1997, with approval of a majority interest of Unitholders at a special meeting held on August 11, 1997, the Partnership restructured the ESOP by replacing the ESOP's investment in BMC Acquisition Company Series A convertible Preferred Stock stated value $1,000 per share (the "BAC Preferred Stock"), with a beneficial ownership interest in LP Units (the "ESOP Restructuring"). Pursuant to the LP Unit Subscription Agreement, dated August 12, 1997 (the "LP Unit Subscription Agreement"), the Partnership issued 2,573,146 LP Units to Services Company in exchange for the 63,000 shares of BAC Preferred Stock owned by the ESOP. The BAC Preferred Stock received by the Partnership in exchange for the issuance of LP Units to Services Company (after being converted to BMC Acquisition Company Common Stock) was exchanged for among other things (i) the permanent release of the Partnership's obligation to reimburse the General Partner, and its affiliates for certain senior executive compensation costs, and (ii) the reduction of the General Partner's incentive compensation formula under the Incentive Compensation Agreement (as discussed below).

  In connection with the ESOP Restructuring, the ESOP Loan was also restructured. The amount, term and interest rate applicable to the ESOP Loan were not changed, but the ESOP became the direct borrower under the ESOP Loan rather than the General Partner. The ESOP secured the ESOP Loan with, among other things, a pledge of the LP Units held by Services Company. The ESOP Loan is guaranteed by Glenmoor, the Manager, the General Partner and Services Company. The distributions on the LP Units held by the ESOP will be used to pay the principal and interest on the ESOP Loan. The General Partner will make an additional contribution to the ESOP (the "top-up contribution"), if necessary, to pay any balance due under the ESOP Loan. The top-up contribution will be reimbursed by the Partnership to the extent it exceeds certain reserves established by the General Partner for that purpose under the Exchange Agreement.

  The Partnership Agreement was amended as part of the ESOP Restructuring to, among other things, (i) relieve the General Partner of any obligation to make an additional capital contribution to the Partnership upon the issuance of additional LP Units if the General Partner receives a legal opinion that such additional capital contribution is not required for the Partnership or any of its Operating Partnerships to avoid being treated as an association taxable as a corporation for federal income tax purposes, and (ii) to bind any successor general partner, upon removal and replacement of the General Partner by the Unitholders, to the obligations of the General Partner and its affiliates under the Exchange Agreement and to consider this obligation in determining the value of the general partnership interest which must be acquired by a successor general partner.

  In connection with the ESOP Restructuring the Manager's employees were transferred to Services Company. Services Company employs all of the employees previously employed by the Manager and has become the sponsor of all of the employee benefit plans previously maintained by the Manager. Services Company also entered into a Services Agreement with the General Partner and the Manager to provide services to the Partnership and the Operating Partnerships over a 13.5 year term. Services Company is reimbursed by the General Partner or the Manager for its direct and indirect expenses. Costs reimbursed to the General Partner, the Manager or Services Company by the Partnership and the Operating Partnerships totaled $57.2 million and $61.1 million in 1997 and 1996, respectively. Reimbursements for 1997 included $3.1 million in Old Glenmoor management fees (discussed below) while reimbursed costs for 1996 included $3.3 million in Old Glenmoor management fees and $341,000 of American Financial allocated expenses. Compensation and benefit costs of certain executive officers of the General Partner were not charged to the Partnership after August 12, 1997 pursuant to the Exchange Agreement.

  On March 22, 1996, the General Partner entered into the Glenmoor Management Agreement pursuant to which Old Glenmoor agreed to provide certain management functions to the General Partner and the Manager. Old Glenmoor received an annual management fee, which was approved each year by the disinterested directors of the General Partner. The management fee included a Senior Administrative Charge of not less than $975,000, reimbursement for certain compensation costs and expenses and participation of Old Glenmoor employees in the Manager's employee benefit plans, including the ESOP. Amounts paid in 1997 to Old Glenmoor for management fees equaled $3.1 million, including $1.0 million for the Senior Administrative Charge and $2.1 million of reimbursed expenses. Following the dissolution of Old Glenmoor at the end of fiscal 1997, Glenmoor now receives the Senior Administrative Charge and is reimbursed for its expenses for services rendered under the Glenmoor Management Agreement.

  On August 12, 1997, as part of the ESOP Restructuring, the Incentive Compensation Agreement was amended to change the target and payment thresholds. The General Partner also agreed not to receive any incentive compensation in respect of distributions on the LP Units issued pursuant to the ESOP Restructuring. The Incentive Compensation Agreement, as subsequently amended to reflect the two-for-one LP Unit split effective on January 29, 1998, provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 35 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.375 but is not more than $0.425, plus (iv) 40 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.425 but is not more than $0.525, plus (v) 45 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.525. The General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering in December 1986. Incentive compensation paid by the Partnership to the General Partner for quarterly cash distributions totaled $3,042,000 and $1,326,000 in 1997 and 1996 respectively. No special cash distributions have ever been paid by the Partnership.

  On February 5, 1998, the General Partner announced a quarterly distribution of $0.525 per GP and LP Unit payable on February 27, 1998. As such distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner incentive compensation aggregating $1.6 million as a result of this distribution.

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

 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
       *3.1      --Amended and Restated Agreement of Limited Partnership of the
                  Partnership, dated as of February 25, 1998.
       *3.2      --Amended and Restated Certificate of Limited Partnership of
                  the Partnership, dated as of February 4, 1998.
       *4.1      --Amended and Restated Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of December 16, 1997, by
                  Buckeye to PNC Bank, National Association, as Trustee.
       *4.2      --Note Agreement, dated as of December 16, 1997, between
                  Buckeye and The Prudential Insurance Company of America.
       *4.3      --Defeasance Trust Agreement, dated as of December 16, 1997, between and among PNC Bank, National Association, and Douglas
                  A. Wilson, as Trustees.
        4.4      --Certain instruments with respect to long-term debt of the
                  Operating Partnerships which relate to debt that does not
                  exceed 10 percent of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item
                  601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. (S)229.601.
                  The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
       10.1      --Amended and Restated Agreement of Limited Partnership of
                  Buckeye, dated as of December 23, 1986.(1)(2) (Exhibit 10.1)
      *10.2      --Amendment No. 1 to the Amended and Restated Agreement of
                  Limited Partnership of Buckeye, dated as of August 12, 1997.
       10.3      --Management Agreement, dated November 18, 1986, between the
                  Manager and Buckeye.(1)(3) (Exhibit 10.4)
       10.4      --Management Agreement, dated November 18, 1986 between the
                  General Partner, Buckeye and Glenmoor.(7) (Exhibit 10.2).
      *10.5      --Amendment to Management Agreement dated as of August 12,
                  1997 between the General Partner, Buckeye and Glenmoor.
       10.6      --Amended and Restated Incentive Compensation Agreement, dated as of March 22, 1996, between the General Partner and the
                  Partnership.(7) (Exhibit 10.4)
      *10.7      --Amendment No. 1 to Amended and Restated Incentive
                  Compensation Agreement dated as of August 12, 1997 between the General Partner and the Partnership.
      *10.8      --Amendment No. 2 to Amended and Restated Incentive
                  Compensation Agreement dated as of January 20, 1998 between the General Partner and the Partnership.


 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
     *10.9       --Services Agreement, dated as of August 12, 1997, among the
                  General Partner, the Manager and Services Company.
     *10.10      --Exchange Agreement, dated as of August 12, 1997, among the
                  General Partner, the Manager the Partnership and the
                  Operating Partnerships.
      10.11      --Unit Option and Distribution Equivalent Plan of Buckeye
                  Partners, L.P.(4)(5) (Exhibit 10.10)
      10.12      --Buckeye Management Company Unit Option Loan Program.(4)(5)
                  (Exhibit 10.11)
     *10.13      --Form of Executive Officer Severance Agreement
      21.1       --List of subsidiaries of the Partnership.(7) (Exhibit 21.1)
     *27         --Financial Data Schedule

--------
(1) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1986.

(2) The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are identical to Exhibit
    10.1 except for the identity of the partnership.

(3) The Management Agreements of the other Operating Partnerships are not filed because they are identical to Exhibit 10.4 except for the identity of the partnership.

(4) Represents management contract or compensatory plan or arrangement.

(5) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(6) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(7) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1995.

*  Filed herewith

  (b) Reports on Form 8-K filed during the quarter ended December 31, 1997:

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

                                          Buckeye Partners, L.P.
                                               (Registrant)

                                          By: Buckeye Management Company,
                                                     as General Partner

                                                  /s/ Alfred W. Martinelli
Dated: March 10, 1998                     By: _________________________________
                                                    Alfred W. Martinelli
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                   /s/ Brian F. Billings
Dated: March 10, 1998                     By: _________________________________
                                                     Brian F. Billings
                                                          Director

                                                      /s/ Neil M. Hahl
Dated: March 10, 1998                     By: _________________________________
                                                        Neil M. Hahl
                                                          Director

                                                    /s/ Edward F. Kosnik
Dated: March 10, 1998                     By: _________________________________
                                                      Edward F. Kosnik
                                                          Director

                                                   /s/ Jonathan O'Herron
Dated: March 10, 1998                     By: _________________________________
                                                     Jonathan O'Herron
                                                          Director

                                                  /s/ Alfred W. Martinelli
Dated: March 10, 1998                     By: _________________________________
                                                    Alfred W. Martinelli
                                                 Chairman of the Board and
                                                Director(Principal Executive
                                                          Officer)

                                                   /s/ William C. Pierce
Dated: March 10, 1998                     By: _________________________________
                                                     William C. Pierce
                                                          Director

                                                   /s/ Ernest R. Varalli
Dated: March 10, 1998                     By: _________________________________
                                                      Ernest R Varalli
                                                          Director

                                                   /s/ C. Richard Wilson
Dated: March 10, 1998                     By: _________________________________
                                                     C. Richard Wilson
                                                 President, Chief Operating
                                                    Officer and Director

                                                    /s/ Robert H. Young
Dated: March 10, 1998                     By: _________________________________
                                                      Robert H. Young
                                                          Director

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

  We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 23, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Buckeye Partners, L.P. and subsidiaries referred to in Item 14. This consolidated financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 23, 1998

                                                                      SCHEDULE 1

                             BUCKEYE PARTNERS, L.P.
                  REGISTRANT'S CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
Assets
  Current assets
   Cash and cash equivalents.................................. $    469 $  1,210
   Temporary investments......................................      740    5,273
   Other current assets.......................................      554       73
                                                               -------- --------
    Total current assets......................................    1,763    6,556
   Investments in and advances to subsidiaries (at equity)....  302,265  275,620
                                                               -------- --------
    Total assets.............................................. $304,028 $282,176
                                                               ======== ========
Liabilities and partners' capital
  Current liabilities......................................... $  1,250 $  6,197
                                                               -------- --------
  Partners' capital
   General Partner............................................    2,432    2,760
   Limited Partner............................................  300,346  273,219
                                                               -------- --------
    Total partners' capital...................................  302,778  275,979
                                                               -------- --------
    Total liabilities and partners' capital................... $304,028 $282,176
                                                               ======== ========

                              STATEMENTS OF INCOME

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Equity in income of subsidiaries.................... $ 9,418  $50,674  $50,388
Operating credits (expenses)........................      17       (8)     (29)
Interest income.....................................      48       55       20
Interest and debt expense...........................     (58)     (58)     (58)
Incentive compensation to General Partner...........  (3,042)  (1,326)    (481)
                                                     -------  -------  -------
    Net income...................................... $ 6,383  $49,337  $49,840
                                                     =======  =======  =======

                            STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $ 6,383  $49,337  $49,840
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Decrease (increase) in investment in subsidiar-
    ies.............................................  37,555  (13,590) (16,341)
   Change in assets and liabilities:
    Temporary investments...........................   4,533   (4,378)   1,360
    Other current assets............................    (481)     (29)     (14)
    Current liabilities.............................  (4,947)   1,204    2,954
                                                     -------  -------  -------
    Net cash provided by operating activities.......  43,043   32,544   37,799
Cash flows from financing activities:
  Capital contributions.............................       5       10        4
  Proceeds from exercise of unit options............     516      974      374
  Distributions to Unitholders...................... (44,305) (36,527) (34,009)
                                                     -------  -------  -------
  Net (decrease) increase in cash and cash equiva-
   lents............................................    (741)  (2,999)   4,168
  Cash and cash equivalents at beginning of period..   1,210    4,209       41
                                                     -------  -------  -------
  Cash and cash equivalents at end of period........ $   469  $ 1,210  $ 4,209
                                                     =======  =======  =======
  Supplemental cash flow information:
   Non-cash change from issuance of LP Units........ $64,200      --       --
   Non-cash change in investments in subsidiaries... $64,200      --       --

See footnotes to consolidated financial statements of Buckeye Partners, L.P.