Form 10-K405/A
period 1997-12-31
BUCKEYE PARTNERS L P
filed 1998-05-13
CIK 805022

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                     None
                               (TITLE OF CLASS)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At March 10, 1998, the aggregate market value of the registrant's LP Units held by non-affiliates was approximately $698 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Partnership's financial condition at December 31, 1997, 1996 and 1995 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    -------- -------- --------
Current ratio...................................... 1.2 to 1 1.3 to 1 1.7 to 1
Ratio of cash and temporary investments and trade
 receivables to current liabilities................ 0.8 to 1 1.1 to 1 1.3 to 1
Working capital (in thousands).....................   $5,045  $13,660  $16,814
Ratio of total debt to total capital............... .44 to 1 .43 to 1 .45 to 1
Book value (per Unit)..............................   $11.23   $11.33  $ 10.79

 Cash Provided by Operations

  During 1997, cash provided by operations of $28.4 million was derived principally from $62.0 million of income before extraordinary loss and depreciation and amortization reduced by an extraordinary loss of $42.4 million on the early extinguishment of debt. Depreciation and amortization increased by $1.8 million as a result of the amortization of a deferred charge associated with the ESOP Restructuring. Changes in current assets and current liabilities resulted in a net cash source of $10.4 million, resulting primarily from the elimination of the current portion of long term debt and continued improvement in the collection of trade receivables, offset by the net payment of $3.0 million of accrued and other current liabilities. Cash and cash equivalents declined by $10.1 million and temporary investments declined by $11.7 million during the year. Distributions paid to Unitholders in 1997 amounted to $44.3 million, an increase of $7.8 million over 1996, and capital expenditures were $19.8 million, an increase of $5.0 million from 1996. At current distribution levels, cash distributions to Unitholders are expected to increase to $56.2 million in 1998 and capital expenditures are expected to be $20.6 million. The General Partner expects the Partnership to satisfy these cash requirements from cash generated by operations.

     Cash provided from the issuance of $240 million of Senior Notes and an additional $4.5 million provided from operations were used to pay the remaining $202.1 million due under the First Mortgage Notes and $42.4 million in prepayment penalty and related refinancing costs. Changes in non-current assets and liabilities resulted in a net use of cash of $1.6 million, including a decline of minority interests of $0.4 million.

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

 Debt Obligations and Credit Facilities


  During December 1997, Buckeye issued $240.0 million of Senior Notes (Series 1997A through 1997D) (the "Senior Notes") which are due 2024 and accrue interest at an average annual rate of 6.94 percent. The proceeds from the issuance of the Senior Notes, plus $4.5 million of additional cash, were used to purchase and retire all of Buckeye's outstanding First Mortgage Notes (the "First Mortgage Notes") which accrued interest at an average annual rate of 10.3 percent. In connection with the purchase of the First Mortgage Notes, Buckeye was required to pay to the holders of the First Mortgage Notes a prepayment premium equal to the difference between the present value of the cash flows under the

First Mortgage Notes, discounted at current U. S. Treasury rates, and the book value of the principal due under the First Mortgage Notes. The prepayment premium amounted to $41.4 million. In addition, debt refinancing costs totaling $1.0 million were incurred. The total costs of $42.4 million were recorded on the income statement as an extraordinary loss. In connection with the issuance of the Senior Notes, the indenture (the "Indenture") pursuant to which the First Mortgage Notes were issued was amended and restated in its entirety to eliminate the collateral requirements and to impose certain financial covenants.

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

     In addition to the financial covenants contained in the Indenture, the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement") provides that without the approval of the holders of two-thirds of the LP Units, neither the Partnership nor the Operating Partnerships will incur any indebtedness for borrowed money except the Senior Notes, any additional debt permitted by the Indenture, intercompany indebtedness among the Partnership, the Operating Partnerships and their respective subsidiaries and other debt not in excess of an aggregate amount of $25 million plus the proceeds from the sale of additional limited partnership interests.


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

     The Partnership Agreement further provides that the consolidated capital expenditures of the Partnership and the Operating Partnerships in any calendar year may not exceed an amount equal to 20 percent of the sum of consolidated operating income and depreciation and amortization for such calendar year unless, in the good faith opinion of the General Partner, capital expenditures in excess of such amount are required to sustain or improve the existing pipeline operations of the Operating Partnerships. If capital expenditures in excess of the 20 percent limit are incurred, the General Partner will use its best efforts to finance the amount of such excess within six months after its incurrence through additional permitted indebtedness, the sale of additional partnership interests, or both. This provision may be waived by a majority of the holders of limited partnership interests as to particular capital expenditures.

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

  Total ESOP related costs charged to earnings through August 12, 1997, the date of the ESOP Restructuring, was $5.0 which included $2.8 million of interest expense with respect to the ESOP loan, $2.0 million based upon the value of 1,976 shares of BAC Preferred Stock released and allocated to employees accounts through August 12, 1997, and administrative costs of $0.2 million. Subsequent to August 12, 1997, ESOP related costs charged to the Partnership were $0.1 million in administrative costs and an additional $0.4 million for a top-up provision representing the estimated difference between distributions to be paid on the LP Units and the total debt service requirements under the ESOP loan. The 1,976 shares of BAC Preferred Stock that were released and allocated to employees' accounts were exchanged for 40,354 shares of Services Company stock during 1997.

     At current distribution levels, the amount of additional cash payable by the Partnership in respect of the LP Units beneficially owned by the ESOP through Services Company will amount to approximately $5.4 million per year. In addition, a top-up reserve representing the estimated difference between distributions to be paid on the LP Units and the total debt service requirements under the ESOP loan is expected to be reimbursed by the Partnership commencing in 2001. The distributions on the LP Units beneficially owned by the ESOP and the top-up provision are expected to be substantially offset by reductions in executive compensation costs and incentive compensation and the elimination of other ESOP related payments.

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

     Employers' Disclosures about Pensions and Other Postretirement Benefits

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement plans but does not change the measurement or recognition of those plans. The impact of this new standard is not expected to have a material effect on the Partnership's financial statements.

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

As discussed in Note 21, the accompanying 1997 balance sheet has been restated.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 23, 1998 (May 13, 1998 as to Note 21)

                             BUCKEYE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                            NOTES   1997      1996      1995
                                            ----- --------  --------  --------
Revenue...................................      2 $184,981  $182,955  $183,462
                                                  --------  --------  --------
Costs and expenses
  Operating expenses......................   3,16   86,833    87,855    89,156
  Depreciation and amortization...........  2,5,6   13,177    11,333    11,202
  General and administrative expenses.....     16   12,896    14,983    11,600
                                                  --------  --------  --------
    Total costs and expenses..............         112,906   114,171   111,958
                                                  --------  --------  --------
Operating income..........................          72,075    68,784    71,504
                                                  --------  --------  --------
Other income (expenses)
  Interest income.........................           2,046     1,589     1,037
  Interest and debt expense...............         (21,187)  (21,854)  (21,710)
  Minority interests and other............          (4,127)      818      (991)
                                                  --------  --------  --------
    Total other income (expenses).........         (23,268)  (19,447)  (21,664)
                                                  --------  --------  --------
Income before extraordinary loss..........          48,807    49,337    49,840
Extraordinary loss on early extinguishment
 of debt..................................     14  (42,424)      --        --
                                                  --------  --------  --------
Net income................................        $  6,383  $ 49,337  $ 49,840
                                                  ========  ========  ========
Net income allocated to General Partner...     17 $     85  $    493  $    498
Net income allocated to Limited Partners..     17 $  6,298  $ 48,844  $ 49,342
EARNINGS PER PARTNERSHIP UNIT
Income allocated to General and Limited
 Partners per Partnership Unit:
  Income before extraordinary loss........        $   1.92  $   2.03  $   2.05
  Extraordinary loss on early
   extinguishment of debt.................           (1.67)      --        --
                                                  --------  --------  --------
Net income................................        $   0.25  $   2.03  $   2.05
                                                  ========  ========  ========
EARNINGS PER PARTNERSHIP UNIT--ASSUMING
 DILUTION
Income allocated to General and Limited
 Partners per Partnership Unit:
  Income before extraordinary loss........        $   1.91  $   2.02  $   2.05
  Extraordinary loss on early
   extinguishment of debt.................           (1.66)      --        --
                                                  --------  --------  --------
Net income................................        $   0.25  $   2.02  $   2.05
                                                  ========  ========  ========


See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                               -----------------
                                                     NOTES       1997     1996
                                                 ------------- -------- --------
                                                                  (As Restated-
                                                                   see Note 21)
Assets
  Current assets
    Cash and cash equivalents...................             2 $  7,349 $ 17,416
    Temporary investments.......................             2    2,854   14,528
    Trade receivables...........................             2   10,195   12,536
    Inventories.................................             2    2,087    1,732
    Prepaid and other current assets............             4    7,297    7,715
                                                               -------- --------
      Total current assets......................                 29,782   53,927
  Property, plant and equipment, net............          2, 5  520,941  511,646
  Other non-current assets......................         6, 13   64,339    2,264
                                                               -------- --------
      Total assets..............................               $615,062 $567,837
                                                               ======== ========
Liabilities and partners' capital
  Current liabilities
    Current portion of long-term debt...........               $    --  $ 11,900
    Accounts payable............................                  3,664    4,279
    Accrued and other current liabilities.......      3, 7, 16   21,073   24,088
                                                               -------- --------
      Total current liabilities.................                 24,737   40,267
  Long-term debt................................         8, 14  240,000  202,100
  Minority interests............................                  2,535    2,913
  Other non-current liabilities................. 9, 10, 11, 16   45,012   46,578
  Commitments and contingent liabilities........             3      --       --
                                                               -------- --------
      Total liabilities.........................                312,284  291,858
                                                               -------- --------
Partners' capital...............................            17
  General Partner...............................                  2,432    2,760
  Limited Partners..............................                300,346  273,219
                                                               -------- --------
      Total partners' capital...................                302,778  275,979
                                                               -------- --------
      Total liabilities and partners' capital...               $615,062 $567,837
                                                               ======== ========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)


                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                            NOTES   1997       1996      1995
                                            ----- ---------  --------  --------
Cash flows from operating activities:
 Income before extraordinary loss.........        $  48,807  $ 49,337  $ 49,840
                                                  ---------  --------  --------
 Adjustments to reconcile income to net
 cash provided by operating activities:
  Extraordinary loss on early extinguish-
   ment of debt...........................     14   (42,424)      --        --
  Gain on sale of property, plant and
   equipment..............................              (11)   (2,651)      --
  Depreciation and amortization...........    5,6    13,177    11,333    11,202
  Minority interests......................               96       506       510
  Distributions to minority interests.....             (474)     (374)     (345)
  Change in assets and liabilities:
   Temporary investments..................           11,674   (13,633)      505
   Trade receivables......................            2,341     3,759       762
   Inventories............................             (355)     (171)     (241)
   Prepaid and other current assets.......              418      (443)   (1,798)
   Accounts payable.......................             (615)    1,873        81
   Accrued and other current liabilities..           (3,015)    1,072      (231)
   Other non-current assets(1)............              319    (1,798)     (106)
   Other non-current liabilities..........           (1,566)   (1,680)    1,657
                                                  ---------  --------  --------
    Total adjustments from operating ac-
     tivities.............................          (20,435)   (2,207)   11,996
                                                  ---------  --------  --------
  Net cash provided by operating activi-
   ties...................................           28,372    47,130    61,836
                                                  ---------  --------  --------
Cash flows from investing activities:
 Capital expenditures.....................          (19,841)  (14,881)  (17,407)
 Net proceeds from (expenditures for) dis-
  posal of property, plant and equipment..             (814)    4,497      (656)
                                                  ---------  --------  --------
    Net cash used in investing activi-
     ties.................................          (20,655)  (10,384)  (18,063)
                                                  ---------  --------  --------
Cash flows from financing activities:
 Capital contribution.....................                5        10         4
 Proceeds from exercise of unit options...              516       974       374
 Proceeds from issuance of long-term
  debt....................................   8,14   240,000       --        --
 Payment of long-term debt................   8,14  (214,000)      --        --
 Distributions to Unitholders.............  17,18   (44,305)  (36,527)  (34,009)
                                                  ---------  --------  --------
    Net cash used in financing activi-
     ties.................................          (17,784)  (35,543)  (33,631)
                                                  ---------  --------  --------
Net (decrease) increase in cash and cash
 equivalents..............................      2   (10,067)    1,203    10,142
Cash and cash equivalents at beginning of
 year.....................................      2    17,416    16,213     6,071
                                                  ---------  --------  --------
Cash and cash equivalents at end of year..        $   7,349  $ 17,416  $ 16,213
                                                  =========  ========  ========
Supplemental cash flow information:
 Cash paid during the year for interest
  (net of amount capitalized).............        $  21,432  $ 21,900  $ 21,656
Non-cash change in financing activities:
 Issuance of LP Units in exchange for BAC
  stock...................................     13 $  64,200       --        --
Non-cash change in operating activities:
 (1) Deferred charge from issuance of LP
  Units ..................................   6,13 $  64,200       --        --

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

  During December 1986, the Partnership sold 24,000,000 limited partnership units ("LP Units") in a public offering representing an aggregate 99 percent limited partnership interest in the Partnership. Concurrently, the Partnership sold 242,424 units representing a 1 percent general partnership interest in the Partnership ("GP Units") to Buckeye Management Company (the "General Partner"). On August 12, 1997, the Partnership issued an additional 2,573,146 units in connection with the restructuring of the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP") (see Note 13). The Partnership has also issued 146,460 limited partnership units and 1,490 general partnership units in connection with its Unit Option and Distribution Equivalent Plan. At December 31, 1997, there were 26,721,606 limited partnership units and 243,914 general partnership units outstanding (see Note 12 and Note 17). All unit information contained in these footnotes, as well as the per unit information contained in the financial statements, has been restated to adjust for the two-for-one unit split approved by the General Partner on January 20, 1998.

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


4. PREPAID AND OTHER CURRENT ASSETS

  Prepaid and other current assets consist primarily of receivables from third parties for pipeline relocations and other work either completed or in-progress. Prepaid and other current assets also include prepaid insurance, prepaid taxes and other miscellaneous items.

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

6. OTHER NON-CURRENT ASSETS

  Other non-current assets consist of the following:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
                                                                 (IN THOUSANDS)
   Deferred charge (see Note 13)................................ $62,394 $   --
   Other........................................................   1,945  2,264
                                                                 ------- ------
     Total...................................................... $64,339 $2,264
                                                                 ======= ======

     The $64.2 million market value of the LP Units issued in connection with the restructuring of the ESOP in August 1997 (the "ESOP Restructuring") was recorded as a deferred charge and is being amortized on the straight line basis over 13.5 years (See Note 13). Amortization of the deferred charge related to the ESOP Restructuring was $1,806,000 for the year ended December 31, 1997. There was no amortization of the deferred charge related to the ESOP Restructuring in either 1996 or 1995.

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


  In December 1996, the Board of Directors of the General Partner approved the ESOP Restructuring, subject to approval of a majority of the holders of LP Units. The ESOP Restructuring was approved by a majority of the holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997, in connection with the ESOP Restructuring, the Partnership issued an additional 2,573,146 LP Units which are beneficially owned by the ESOP through Services Company. The market value of the LP Units issued to Services Company was approximately $64.2 million. As a result of the Partnership's issuance of the LP Units, the Partnership's obligation to reimburse the General Partner for certain executive compensation costs was permanently released, the incentive compensation paid by the Partnership to the General Partner under the existing incentive compensation agreement was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. The $64.2 million market value of the LP Units issued was recorded as a deferred charge relating to the ESOP Restructuring and is being amortized over 13.5 years. As a result of the ESOP Restructuring, the $63 million loan from the third party lender became a direct obligation of the ESOP and is secured by the stock of Services Company and guaranteed by the General Partner and certain of its affiliates.

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


21. RESTATEMENT

  Subsequent to the issuance of the 1997 consolidated financial statements, management determined that the portion of the deferred charge related to the ESOP Restructuring that had been classified as prepaid and other current assets at December 31, 1997, totaling $4,698,000, should be reclassified to other non-current assets. Accordingly, the accompanying December 31, 1997 balance sheet has been restated to reflect the reclassification.

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


  The following table sets forth certain information, as of February 17, 1998, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, certain executive officers of the General Partner and the Manager and by all directors and executive officers of the General Partner and the Manager as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner or the Manager owned beneficially, as of February 17, 1998, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

     NAME                                                 NUMBER OF LP UNITS(1)
     ----                                                 ---------------------
   Brian F. Billings.....................................        15,000(2)
   Michael P. Epperly....................................            80(2)
   Neil M. Hahl..........................................         2,000(2)
   Edward F. Kosnik......................................        10,000(2)
   Alfred W. Martinelli..................................         9,000(2)
   Stephen C. Muther.....................................         9,400
   Jonathan O'Herron.....................................        14,800
   William C. Pierce.....................................         1,600(2)
   Steven C. Ramsey......................................         1,600(2)
   William H. Shea, Jr...................................         4,200(2)
   Ernest R. Varalli.....................................        13,000(2)
   C. Richard Wilson.....................................         5,000
   Robert H. Young.......................................         5,000
   All directors and executive officers as a group
    (consisting of 14 persons, including those named
    above)...............................................        90,680

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


 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
        3.1      --Amended and Restated Agreement of Limited Partnership of the
                  Partnership, dated as of February 25, 1998.
        3.2      --Amended and Restated Certificate of Limited Partnership of
                  the Partnership, dated as of February 4, 1998.
        4.1      --Amended and Restated Indenture of Mortgage and Deed of Trust
                  and Security Agreement, dated as of December 16, 1997, by
                  Buckeye to PNC Bank, National Association, as Trustee.
        4.2      --Note Agreement, dated as of December 16, 1997, between
                  Buckeye and The Prudential Insurance Company of America.
        4.3      --Defeasance Trust Agreement, dated as of December 16, 1997, between and among PNC Bank, National Association, and Douglas
                  A. Wilson, as Trustees.
        4.4      --Certain instruments with respect to long-term debt of the
                  Operating Partnerships which relate to debt that does not
                  exceed 10 percent of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item
                  601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. (S)229.601.
                  The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
       10.1      --Amended and Restated Agreement of Limited Partnership of
                  Buckeye, dated as of December 23, 1986.(1)(2) (Exhibit 10.1)
       10.2      --Amendment No. 1 to the Amended and Restated Agreement of
                  Limited Partnership of Buckeye, dated as of August 12, 1997.
       10.3      --Management Agreement, dated November 18, 1986, between the
                  Manager and Buckeye.(1)(3) (Exhibit 10.4)
       10.4      --Management Agreement, dated November 18, 1986 between the
                  General Partner, Buckeye and Glenmoor.(7) (Exhibit 10.2).
       10.5      --Amendment to Management Agreement dated as of August 12,
                  1997 between the General Partner, Buckeye and Glenmoor.
       10.6      --Amended and Restated Incentive Compensation Agreement, dated as of March 22, 1996, between the General Partner and the
                  Partnership.(7) (Exhibit 10.4)
       10.7      --Amendment No. 1 to Amended and Restated Incentive
                  Compensation Agreement dated as of August 12, 1997 between the General Partner and the Partnership.
       10.8      --Amendment No. 2 to Amended and Restated Incentive
                  Compensation Agreement dated as of January 20, 1998 between the General Partner and the Partnership.


 EXHIBIT NUMBER
 (REFERENCED TO
   ITEM 601 OF
 REGULATION S-K)
 ---------------
      10.9       --Services Agreement, dated as of August 12, 1997, among the
                  General Partner, the Manager and Services Company.
      10.10      --Exchange Agreement, dated as of August 12, 1997, among the
                  General Partner, the Manager the Partnership and the
                  Operating Partnerships.
      10.11      --Unit Option and Distribution Equivalent Plan of Buckeye
                  Partners, L.P.(4)(5) (Exhibit 10.10)
      10.12      --Buckeye Management Company Unit Option Loan Program.(4)(5)
                  (Exhibit 10.11)
      10.13      --Form of Executive Officer Severance Agreement
      21.1       --List of subsidiaries of the Partnership.(7) (Exhibit 21.1)
     *27         --Financial Data Schedule

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

                                          Buckeye Partners, L.P.
                                               (Registrant)

                                          By: Buckeye Management Company,
                                                     as General Partner

                                                  /s/ Alfred W. Martinelli
Dated: May 12, 1998                     By: _________________________________
                                                    Alfred W. Martinelli
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                   /s/ Brian F. Billings
Dated: May 12, 1998                     By: _________________________________
                                                     Brian F. Billings
                                                          Director

                                                      /s/ Neil M. Hahl
Dated: May 12, 1998                     By: _________________________________
                                                        Neil M. Hahl
                                                          Director

                                                    /s/ Edward F. Kosnik
Dated: May 12, 1998                     By: _________________________________
                                                      Edward F. Kosnik
                                                          Director

                                                   /s/ Jonathan O'Herron
Dated: May 12, 1998                     By: _________________________________
                                                     Jonathan O'Herron
                                                          Director

                                                  /s/ Alfred W. Martinelli
Dated: May 12, 1998                     By: _________________________________
                                                    Alfred W. Martinelli
                                                 Chairman of the Board and
                                                Director(Principal Executive
                                                          Officer)

                                                   /s/ William C. Pierce
Dated: May 12, 1998                     By: _________________________________
                                                     William C. Pierce
                                                          Director

                                                   /s/ Ernest R. Varalli
Dated: May 12, 1998                     By: _________________________________
                                                      Ernest R Varalli
                                                          Director

                                                   /s/ C. Richard Wilson
Dated: May 12, 1998                     By: _________________________________
                                                     C. Richard Wilson
                                                 President, Chief Operating
                                                    Officer and Director

                                                    /s/ Robert H. Young
Dated: May 12, 1998                     By: _________________________________
                                                      Robert H. Young
                                                          Director

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