Form 10-Q
period 1998-03-31
BUCKEYE PARTNERS L P
filed 1998-05-15
CIK 805022

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q




 (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998 or

 ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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


         Class                               Outstanding at April 21, 1998
 Limited Partnership Units                         26,735,506 Units

                            BUCKEYE PARTNERS, L.P.

                                     INDEX


                                                            Page No.
Part I.    Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Income
           for the three months
           ended March 31, 1998 and 1997                        1


           Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997                 2


           Consolidated Statements of Cash Flows
           for the three months ended March 31, 1998
           and 1997                                             3


           Notes to Consolidated Financial Statements          4-6


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                       7-9


Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                     10

                        Part I - Financial Information

Item 1. Consolidated Financial Statements


                         Buckeye Partners, L.P.
                    Consolidated Statements of Income
                 (In thousands, except per Unit amounts)
                               (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1998       1997
                                                       ----       ----
Revenue                                              $43,048     $43,815
                                                     -------     -------
Costs and expenses
 Operating expenses                                   18,348      20,885
 Depreciation and amortization                         4,102       2,851
 General and administrative expenses                   4,237       3,235
                                                     -------     -------
   Total costs and expenses                           26,687      26,971
                                                     -------     -------
Operating income                                      16,361      16,844
                                                     -------     -------
Other income (expenses)
 Investment income                                        20         549
 Interest and debt expense                            (3,934)     (5,415)
 Minority interests and other                         (1,531)       (452)
                                                     -------     -------
   Total other income (expenses)                      (5,445)     (5,318)
                                                     -------      -------
Net income                                           $10,916     $11,526
                                                     =======     =======

Net income allocated to General Partner              $    99     $   115

Net income allocated to Limited Partners             $10,817     $11,411

Earnings per Partnership Unit:
 Net income allocated to General and
 Limited Partners per Partnership Unit               $  0.40     $  0.47

Earnings per Partnership Unit - assuming dilution:
 Net income allocated to General and
 Limited Partners per Partnership Unit               $  0.40     $  0.47


See notes to consolidated financial statements.

                         Buckeye Partners, L.P.
                       Consolidated Balance Sheets
                             (In thousands)



                                                    March 31,  December 31,
                                                       1998       1997
                                                       ----       ----
Assets

 Current assets
  Cash and cash equivalents                         $  7,707    $  7,349
  Temporary investments                                  -         2,854
  Trade receivables                                    8,293      10,195
  Inventories                                          2,409       2,087
  Prepaid and other current assets                     7,310       7,297
                                                    --------    --------
   Total current assets                               25,719      29,782

 Property, plant and equipment, net                  522,621     520,941
 Other non-current assets                             63,870      64,339
                                                    --------    --------
   Total assets                                     $612,210    $615,062
                                                    ========    ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                                  $  2,107    $  3,664
  Accrued and other current liabilities               22,815      21,073
                                                    --------    --------
   Total current liabilities                          24,922      24,737

 Long-term debt                                      240,000     240,000
 Minority interests                                    2,507       2,535
 Other non-current liabilities                        45,012      45,012
 Commitments and contingent liabilities                    -           -
                                                    --------    --------
   Total liabilities                                 312,441     312,284
                                                    --------    --------
 Partners' capital
  General Partner                                      2,403       2,432
  Limited Partners                                   297,366     300,346
                                                    --------    --------
   Total partners' capital                           299,769     302,778
                                                    --------    --------
    Total liabilities and partners' capital         $612,210    $615,062
                                                    ========    ========


See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities:
 Net income                                          $10,916     $11,526
                                                     -------     -------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of property, plant and equipment        (196)          -
   Depreciation and amortization                       4,102       2,851
   Minority interests                                    126         121
   Distributions to minority interests                  (154)        (96)
   Changes in assets and liabilities:
     Temporary investments                             2,854       1,535
     Trade receivables                                 1,902       4,292
     Inventories                                        (322)        (20)
     Prepaid   and  other  current  assets               (13)        789
     Accounts payable                                 (1,557)     (3,889)
     Accrued and other current liabilities             1,742         486
     Other non-current assets                           (705)         80
     Other non-current liabilities                         -         (34)
                                                     -------     -------
     Total adjustments                                 7,779       6,115
                                                     -------     -------
   Net cash provided by operating activities          18,695      17,641
                                                     -------     -------
Cash flows from investing activities:
 Capital expenditures                                 (4,467)     (3,670)
 Net proceeds from (expenditures for) disposal of
  property, plant and equipment                           55          (6)
                                                     -------     -------
 Net cash used in investing activities                (4,412)     (3,676)
                                                     -------     -------
Cash flows from financing activities:
 Capital contribution                                      -           3
 Proceeds from exercise of unit options                  237         254
 Payment of long-term debt                                 -      (2,975)
 Distributions to Unitholders                        (14,162)     (9,141)
                                                     -------     -------
 Net cash used in financing activities               (13,925)    (11,859)
                                                     -------     -------
Net increase in cash and cash equivalents                358       2,106
Cash and cash equivalents at beginning of period       7,349      17,416
                                                     -------     -------
Cash and cash equivalents at end of period           $ 7,707     $19,522
                                                     =======     =======
Supplemental cash flow information:
   Cash paid during the period for interest
      (net of amount capitalized)                  $   3,931    $  5,431



See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1997 is derived from audited financial state-ments, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Partnership adopted SOP 98-1 on January 1, 1998 with no significant impact on the Partnership's operating results or financial condition.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Partnership has not reported comprehensive income due to the absence of items of other comprehensive income in any period presented.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that those business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in the interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard will be effective for the Partnership's 1998 Annual Report.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises employers' disclosures about pension and other postretirement plans but does not change the measurement or recognition of those plans. This standard will be effective for the Partnership's 1998 Annual Report.

Pursuant to the rules and regulations of the Securities and Exchange Commis-sion, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

2. CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships"), in the ordinary course of business, are involved in various claims and legal proceed-ings, some of which are covered in whole or in part by insurance. Buckeye Management Company (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or results of operations.

Environmental

Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. The total potential reme-diation costs relating to these clean-up sites cannot be reasonably estimated.

With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner believes that the generation, handling and disposal of hazard-ous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory require-ments. Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws.

Guaranteed Investment Contract

The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effec-tive rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan has received an interest only contract from Aurora National Life Assurance Company in substitution for its Executive Life GIC. The contract provides for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan has and will receive certain additional cash payments through the maturity date of the contract pursuant to the Plan of Rehabilitation. The Plan also received a payment of approximately $2 million in March, 1998, from the Pennsylvania Life and Health Insurance Guaranty Association for partial reimbursement of losses of Plan participants who were Pennsylvania residents on December 6, 1991. The timing and amount of any additional reimbursements cannot be estimated accurately at this time. In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. The General Partner's present intention is to effectuate its commitment no later than September 1998. The costs and expenses of the General Partner's employee benefit plans are reimbursable by the Partnership under the applicable limited partnership and management agreements. The General Partner believes that an adequate provision has been made for costs which may be incurred by the Partnership in connection with the guarantee.


3. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                 General        Limited
                                 Partner        Partners          Total
                                 -------        --------          -----
                                           (In thousands)
Partners' Capital - 1/1/98        $2,432        $300,346        $302,778
Net Income                            99          10,817          10,916
Distributions                       (128)        (14,034)        (14,162)
Exercise of unit options and
 capital contributions                 -             237             237
                                  ------        --------        --------
Partners' Capital - 3/31/98       $2,403        $297,366        $299,769
                                  ======        ========        ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the periods ended March 31:

                             1998                         1997
                  -------------------------    -------------------------
                  Income    Units     Per      Income    Units     Per
                  (Numer-  (Denomi-   Unit     (Numer-  (Denomi-   Unit
                   ator)    nator)   Amount     ator)    nator)   Amount
                  -------  --------  ------    -------  --------  ------
                          (in thousands, except per unit amounts)

Net income        $10,916                      $11,526
                  -------                      -------
Basic earnings
per Partnership
Unit               10,916   26,972   $0.40      11,526    24,372    $0.47

Effect of
dilutive
securities
options                 -      103       -           -        60        -
                  -------   ------   -----     -------    ------    -----
Diluted
earnings per
Partnership
Unit              $10,916   27,075   $0.40     $11,526    24,432    $0.47
                  =======   ======   =====     =======    ======    =====

Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan.

4. CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

The Partnership has declared a cash distribution of $0.525 per unit payable on May 29, 1998 to unitholders of record on May 6, 1998. The total distribution will amount to approximately $14,164,000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indi-cated.

RESULTS OF OPERATIONS

First Quarter

Revenue for the first quarter of 1998 was $43.0 million or 1.8 percent less than revenue of $43.8 million for the first quarter 1997. Volumes for the first quarter 1998 were 997,900 barrels per day, 11,300 barrels per day or 1.1 percent greater than volumes of 986,600 barrels per day for the first quarter 1997. Despite the increase in overall volumes, revenue was lower due primarily to the decline in long-haul/higher tariff distillate volume. Distillate volumes declined by 3.9 percent from 1997 levels primarily as the result of the extremely mild winter weather experienced throughout the majority of our system. Temperatures were 17.4 percent above normal and 11 percent above last year. Gasoline volumes during the first quarter 1998 were 3.4 percent greater than gasoline volumes during the first quarter 1997. Gasoline volumes were higher in the East primarily in the Harrisburg and Pittsburgh areas. Long Island volumes were also higher as the closure of a barge terminal led to increased pipeline volumes. Offsetting these increases to some extent was the loss of some business to a competing pipeline and trucking operations on deliveries to upstate New York. Gasoline volumes in the Midwest were lower due to loss of business due to a shipper connection to another pipeline. Turbine fuel volumes during the first quarter 1998 were 2.5 percent greater than turbine fuel volumes during the first quarter 1997. Deliveries to Newark and J.F. Kennedy Airports increased significantly while shipments to Miami Airport reached record highs. Offsetting these increases were decreased deliveries to Pittsburgh area airports on declines in both commercial and military shipments. Tariff increases instituted during the first quarter 1998 contributed approximately $0.7 million of additional revenue over the first quarter of 1997.

Costs and expenses for the first quarter 1998 were $26.6 million or 1.5 percent less than costs and expenses of $27.0 million for the first quarter 1997. Declines in payroll benefits, outside service, operating power and property tax expense were partially offset by amortization of the deferred charge related to the ESOP restructuring and payroll expense provisions with respect to the realignment of senior management.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $5.4 million during the first quarter 1998 compared to a net expense of $5.3 million during the first quarter 1997. Higher incentive compensation paid to the General Partner due to increased distributions per unit was partially offset by a decline in interest expense related to a debt refinancing in December 1997.



LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 1998 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                             As of
                                                      --------------------
                                                      3/31/98     12/31/97
                                                      -------     --------
Current ratio                                         1.0 to 1    1.2 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities                   0.6 to 1    0.8 to 1
Working capital (in thousands)                        $ 797       $ 5,045
Ratio of total debt to total capital                  .44 to 1    .44 to 1
Book value (per Unit)                                 $11.11      $11.23

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $10.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the three months ended March 31, 1998, cash provided by operations of $18.7 million was derived principally from $15.0 million of income before depreciation and amortization. Depreciation and amortization of $4.1 million increased by $1.2 million over the first quarter of 1997 as a result of the amortization of a deferred charge associated with the ESOP Restructuring that occurred in August 1997. Changes in current assets and current liabilities resulted in a net cash source of $4.6 million, resulting primarily from maturities of temporary investments and the continued improvement in the collection of trade receivables. Cash provided by operations was used to pay distributions to Unitholders of $14.2 million, an increase of $5.0 million over the first quarter of 1997, and capital expenditures of $4.5 million. Changes in non-current assets and liabilities resulted in a net cash use of $0.7 million.



Debt Obligation and Credit Facilities

At March 31, 1998, the Partnership had $240.0 million in outstanding long-term debt representing the Senior Notes of Buckeye Pipe Line Company, L.P. ("Buckeye"). The indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture") contains covenants which affect Buckeye, Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Senior Note Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties. In addition, the Amended and Restated Agreement of Limited Partnership contains certain restrictions which limit the incurrence of debt to (a) any future debt of Buckeye permitted by the Senior Note Indenture and (b) other debt not in excess of an aggregate principal amount of $25 million plus the aggregate proceeds from the sale of additional Partnership Units.

Buckeye has a $10 million short-term line of credit secured by accounts receivable. At March 31, 1998, there were no outstanding borrowings under these facilities.

At March 31, 1998, the ratio of total debt to total capital was 44 percent. For purposes of the calculation of this ratio, total capital consists of cur-rent and long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At March 31, 1998, approximately 85 percent of total consolidated assets con-sisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 1998 totaled $4.5 million compared to $3.7 million during the three months ended March 31, 1997. During both periods, capital expenditures were paid from internally generated funds.

The Partnership Agreement provides that the consolidated capital expenditures of the Partnership and the Operating Partnerships in any calendar year may not exceed an amount equal to 20 percent of the sum of consolidated operating income and depreciation and amortization for such calendar year unless, in the good faith opinion of the General Partner, capital expenditures in excess of such amount are required to sustain or improve the existing pipeline operations of the Operating Partnerships. If capital expenditures in excess of the 20 percent limit are incurred, the General Partner will use its best efforts to finance the amount of such excess within six months after its incurrence through additional permitted indebtedness, the sale of additional partnership interests, or both. This provision may be waived by a majority of the holders of limited partnership interests as to particular capital expenditures.

OTHER MATTERS

Accounting Pronouncements

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Partnership adopted SOP 98-1 on January 1, 1998 with no significant impact on the Partnership's operating results or financial condition.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Partnership has not reported comprehensive income due to the absence of items of other comprehensive income in any period presented.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that those business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in the interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard will be effective for the Partnership's 1998 Annual Report.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises employers' disclosures about pension and other postretirement plans but does not change the measurement or recognition of those plans. This standard will be effective for the Partnership's 1998 Annual Report.

Forward Looking Statements

This  SEC  Form  10-Q includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the General Partner believes that its expectations are based on reasonable assumptions, it can give no assurance that such assumptions will materialize.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule

(b) Buckeye Partners, L.P. filed a Current Report on Form 8-K on January 21, 1998 announcing that the General Partner of the Partnership had approved, on January 20, 1998, a two-for-one split of the units of the Partnership, distributable to all holders of units of record at the close of business on January 29, 1998.


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



Dated:  April 27, 1998                    By: /s/ Steven C. Ramsey

                                              Steven C. Ramsey
                                              Senior Vice President, Finance
                                               and Chief Financial Officer
                                              (Principal Accounting and
                                               Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number           Description                         Page
     27                  Financial Data Schedule