Form 10-Q
period 1998-03-31
BUCKEYE PARTNERS L P
filed 1998-07-17
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q




  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998 or

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


         Class                       Outstanding at July 14, 1998
Limited Partnership Units                   26,742,306 Units

                      BUCKEYE PARTNERS, L.P.

                              INDEX




                                                          Page No.

Part  I. Financial Information

Item 1. Consolidated Financial Statements

     Consolidated Statements of Income                       1
      for the three months and six months
      ended June 30, 1998 and 1997

     Consolidated Balance Sheets                             2
      June 30, 1998 and December 31, 1997

     Consolidated Statements of Cash Flows                   3
      for the six months ended June 30, 1998
      and 1997

     Notes to Consolidated Financial Statements             4-7

Item 2. Management's Discussion and Analysis                7-10
        of Financial Condition and Results
        of Operations

Part II. Other Information

Item 1. Legal Proceedings                                     11

Item 4. Submission of Matters to a Vote of Security Holders   11

Item  6. Exhibits and Reports on Form 8-K                     11

Item 1. Consolidated Financial Statements

                            Buckeye Partners, L.P.
                       Consolidated Statements of Income
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

Three Months Ended                                         Six Months Ended
     June 30,                                                  June 30,
------------------                                        -----------------
  1998      1997                                             1998      1997
  ----      ----                                             ----      ----
$47,034   $46,398   Revenue                                $90,082   $90,213
-------   -------                                          -------   -------

                    Costs and expenses
 20,565    23,168    Operating expenses                     38,913    44,053
  4,082     2,842    Depreciation and amortization           8,184     5,693
  3,524     3,742    General and administrative expenses     7,761     6,977
-------   -------                                          -------   -------
 28,171    29,752     Total costs and expenses              54,858    56,723
-------   -------                                          -------   -------

 18,863    16,646    Operating income                       35,224    33,490

                    Other income (expenses)
    133       528    Investment income                         153     1,077
 (3,884)   (5,343)   Interest and debt expense              (7,818)  (10,758)
 (1,666)     (450)   Minority interests and other           (3,197)     (902)
-------   -------                                          -------   -------
 (5,417)   (5,265)    Total other income (expenses)        (10,862)  (10,583)
-------   -------                                          -------   -------

$13,446   $11,381   Net income                             $24,362   $22,907
=======   =======                                          =======   =======

                    Net income allocated to General
$   121   $   114    Partner                               $   220   $   229

                    Net income allocated to Limited
$13,325   $11,267    Partners                              $24,142   $22,678

                    Earnings per Partnership Unit:
                     Net income allocated to General
                     and Limited Partners per Partnership
$  0.50   $  0.47    Unit                                  $  0.90   $  0.94
=======   =======                                          =======   =======

                    Earnings per Partnership Unit  -
                    assuming dilution:
                     Net income allocated to General
                     and Limited Partners per Partnership
$  0.50   $  0.47    Unit                                  $  0.90   $  0.94
=======   =======                                          =======   =======

See notes to consolidated financial statements.

                            Buckeye Partners, L.P.
                          Consolidated Balance Sheets
                                (In thousands)

                                                 June 30,    December 31,
                                                   1998          1997
                                               -----------   ------------
                                               (Unaudited)
Assets

 Current assets
   Cash and cash equivalents                       $7,195         $7,349
   Temporary investments                                -          2,854
   Trade receivables                                9,756         10,195
   Inventories                                      2,781          2,087
   Prepaid and other current assets                 7,673          7,297
                                                 --------       --------
     Total current assets                          27,405         29,782

 Property, plant and equipment, net               527,466        520,941
 Other non-current assets                          62,778         64,339
                                                 --------       --------
     Total assets                                $617,649       $615,062
                                                 ========       ========

Liabilities and partners' capital

 Current liabilities
   Accounts payable                                $3,950         $3,664
   Accrued and other current liabilities           25,672         21,073
                                                 --------       --------
     Total current liabilities                     29,622         24,737

 Long-term debt                                   240,000        240,000
 Minority interests                                 2,503          2,535
 Other non-current liabilities                     46,355         45,012
 Commitments and contingent liabilities                 -              -
                                                 --------       --------
     Total liabilities                            318,480        312,284
                                                 --------       --------

 Partners' capital
   General Partner                                  2,396          2,432
   Limited Partners                               296,773        300,346
                                                 --------       --------
     Total partners' capital                      299,169        302,778
                                                 --------       --------
     Total liabilities and partners' capital     $617,649       $615,062
                                                 ========       ========

See notes to consolidated financial statements.

                            Buckeye Partners, L.P.
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)
                                  (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                  ----------------------
                                                    1998           1997
                                                    ----           ----
Cash flows from operating activities:
 Net income                                       $24,362        $22,907
                                                  -------        -------
Adjustments to reconcile net income to
net cash provided by operating activities:
 Gain on sale of property, plant and equipment       (196)             -
 Depreciation and amortization                      8,184          5,693
 Minority interests                                   278            239
 Distributions to minority interests                 (310)          (191)
 Changes in assets and liabilities:
   Temporary investments                            2,854          1,683
   Trade receivables                                  439          2,255
   Inventories                                       (694)           (26)
   Prepaid and other current assets                  (376)         1,304
   Accounts payable                                   286         (3,534)
   Accrued and other current liabilities            4,599          2,871
   Other non-current assets                          (788)           160
   Other non-current liabilities                    1,343           (305)
                                                  -------        -------
     Total adjustments                             15,619         10,149
                                                  -------        -------

   Net cash provided by operating activities       39,981         33,056
                                                  -------        -------
Cash flows from investing activities:
 Capital expenditures                             (11,996)        (8,240)
 Expenditures for disposal of property,
  plant and equipment, net                           (168)          (125)
                                                  -------        -------
   Net cash used in investing activities          (12,164)        (8,365)
                                                  -------        -------

Cash flows from financing activities:
 Capital contribution                                   -              3
 Proceeds from exercise of unit options               359            341
 Payment of long-term debt                              -         (5,950)
 Distributions to Unitholders                     (28,330)       (18,285)
                                                  -------        -------
   Net cash used in financing activities          (27,971)       (23,891)
                                                  -------        -------

Net (decrease) increase in cash and cash
 equivalents                                         (154)           800
Cash and cash equivalents at beginning of period    7,349         17,416
                                                  -------        -------
Cash and cash equivalents at end of period         $7,195        $18,216
                                                  =======        =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                       $7,856        $10,899
                                                  =======        =======

See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1997 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and the results of operations for the three month and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Partnership's financial statements for all quarters beginning in the year 2000.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

3. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                      General    Limited
                                      Partner    Partners      Total
                                      -------    --------     --------
                                              (In thousands)
  Partners' Capital - 1/1/98          $2,432     $300,346     $302,778
  Net Income                             220       24,142       24,362
  Distributions                         (256)     (28,074)     (28,330)
  Exercise of unit options                 -          359          359
                                      ------     --------     --------
  Partners' Capital - 6/30/98         $2,396     $296,773     $299,169
                                      ======     ========     ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the three and six month periods ended June 30:

                                       Three Months Ended June 30,
                            -------------------------------------------------
                                     1998                      1997
                            -----------------------   -----------------------
                            Income   Units    Per     Income    Units    Per
                           (Numer-  (Denomi-  Unit   (Numer-   (Denomi-  Unit
                            ator)    nator)  Amount   ator)     nator)  Amount
                            ------   ------  ------   ------    ------  ------
                                 (in thousands, except per unit amounts)
Net income                  $13,446                   $11,381
                            -------                   -------
Basic earnings
 per Partnership Unit        13,446  26,984   $0.50    11,381  24,382   $0.47

Effect of dilutive
 securities - options             -      97       -         -      64       -
                            -------  ------   -----   -------  ------   -----
Diluted earnings per
 Partnership Unit           $13,446  27,081   $0.50   $11,381  24,446   $0.47
                            =======  ======   =====   =======  ======   =====

                                        Six Months Ended June 30,
                            -------------------------------------------------
                                     1998                      1997
                            -----------------------   -----------------------
                            Income   Units    Per     Income    Units    Per
                           (Numer-  (Denomi-  Unit   (Numer-   (Denomi-  Unit
                            ator)    nator)  Amount   ator)     nator)  Amount
                            ------   ------  ------   ------    ------  ------
                                 (in thousands, except per unit amounts)
Net income                  $24,362                   $22,907
                            -------                   -------
Basic earnings
 per Partnership Unit        24,362  26,978   $0.90    22,907  24,377   $0.94

Effect of dilutive
 securities - options             -     101       -         -      65       -
                            -------  ------   -----   -------  ------   -----
Diluted earnings per
 Partnership Unit           $24,362  27,079   $0.90   $22,907  24,442   $0.94
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

The Partnership has declared a cash distribution of $0.525 per unit payable on August 31, 1998 to unitholders of record on August 5, 1998. The total distribution will amount to approximately $14,168,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.

RESULTS OF OPERATIONS

Second Quarter

Revenue for the second quarter 1998 was $47.0 million or 1.3 percent greater than revenue of $46.4 million for the second quarter 1997. Volumes for the second quarter 1998 were 1,044,300 barrels per day, 22,200 barrels per day or
2.2 percent greater than volumes of 1,022,100 barrels per day for the second quarter 1997. Gasoline volumes were 1.5 percent greater than 1997 levels. Strong demand in the East, particularly in the Pittsburgh, Pennsylvania area as a result of a new connection at Midland, Pennsylvania offset declines on other systems. Distillate volumes declined by 0.5 percent from 1997 levels as a result of warmer weather. This decline was offset somewhat by favorable heating oil prices that led to some inventory building. Turbine fuel volumes were 3.7 percent greater than 1997 levels as a result of higher deliveries to Newark, Miami and Detroit Metro airports. Tariff increases instituted during the first quarter 1998 contributed approximately $0.7 million of additional revenue over the second quarter of 1997.

Costs and expenses for the second quarter 1998 were $28.2 million or 5.4 percent less than costs and expenses of $29.8 million for the second quarter 1997. Declines in payroll benefits, outside service, operating power and property tax expense were partially offset by the amortization of a deferred charge related to the ESOP restructuring that occurred during the third quarter 1997.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $5.4 million during the second quarter 1998 compared to a net expense of $5.3 million during the second quarter 1997. Higher incentive compensation paid to the General Partner, due to an increase in per unit distributions, was partially offset by a decline in interest expense related to a debt refinancing in December 1997.

First Six Months

Revenue for the first six months of 1998 was $90.1 million or 0.1 percent less than revenue of $90.2 million for the first six months of 1997. Volumes for the first six months of 1998 were 1,021,200 barrels per day, 16,700 barrels per day or 1.7 percent greater than volumes of 1,004,500 barrels per day for the first six months of 1997. Gasoline volumes were 2.4 percent greater than 1997 levels. Strong volumes to the Pittsburgh, Pennsylvania area and Long Island were offset by declines in other market areas. Distillate volumes declined by 2.3 percent from 1997 levels primarily as a result of mild winter weather experienced throughout a majority of Buckeye's system, partially offset by favorable heating oil prices during the second quarter that led to some inventory building. Turbine fuel volumes increased by 3.1 percent from 1997 levels. Demand was strong at most airports served by the Partnership particularly at Newark airport where a combination of new business and increased international air traffic led to increased volumes. Tariff increases instituted during the first quarter 1998 contributed approximately $1.4 million of additional revenue during the first six months of 1998.

Costs and expenses for the first six months of 1998 were $54.9 million or 3.2 percent less than costs and expenses of $56.7 million for the first six months of 1997. Declines in payroll benefits, outside service, operating power and property tax expense were partially offset by the amortization of a deferred charge related to the ESOP restructuring and payroll expense provisions with respect to the realignment of senior management.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $10.9 million during the first six months of 1998 compared to a net expense of $10.6 million during the first six months of 1997. Higher incentive compensation paid to the General Partner due to an increase in per unit distributions was partially offset by a decline in interest expense related to a debt refinancing in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 1998 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                          As of
                                                -----------------------
                                                 6/30/98       12/31/97
                                                --------       --------
Current ratio                                   0.9 to 1       1.2 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities             0.6 to 1       0.8 to 1
Working capital (in thousands)                  $(2,217)       $5,045
Ratio of total debt to total capital            .44 to 1       .44 to 1
Book value (per Unit)                           $11.09         $11.23

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $10.0 million in short-term credit facilities under which there are no current outstanding borrowings.


Cash Provided by Operations

For the six months ended June 30, 1998, cash provided by operations of $40.0 million was derived principally from $32.5 million of income before depreciation and amortization. Depreciation and amortization of $8.2 million increased by $2.5 million over the first six months of 1997 as a result of the amortization of deferred charge associated with the ESOP Restructuring that occurred in August 1997. Changes in current assets and current liabilities resulted in a net cash source of $7.1 million, resulting primarily from maturities of temporary investments, the continued improvement in the collection of trade receivables and an increase in outstanding liabilities. Cash provided by operations was used to pay distributions to Unitholders of $28.3 million, an increase of $10.0 million over the first six months of 1997, and capital expenditures of $12.0 million. Changes in non-current assets and liabilities resulted in a net cash source of $0.5 million.

Debt Obligation and Credit Facilities

At June 30, 1998, the Partnership had $240.0 million in outstanding long-term debt representing the Senior Notes of Buckeye Pipe Line Company, L.P. ("Buckeye"). The indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture") contains covenants which affect Buckeye, Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Senior Note Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties. In addition, the Amended and Restated Agreement of Limited Partnership contains certain restrictions which limit the incurrence of debt to (a) any future debt of Buckeye permitted by the Senior Note Indenture and (b) other debt not in excess of an aggregate principal amount of $25 million plus the aggregate proceeds from the sale of additional Partnership Units.

Buckeye has a $10 million short-term line of credit secured by accounts receivable. At June 30, 1998, there were no outstanding borrowings under these facilities.

At June 30, 1998, the ratio of total debt to total capital was 44 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At June 30, 1998, approximately 85 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 1998 totaled $12.0 million compared to $8.2 million during the six months ended June 30, 1997. During both periods, capital expenditures were paid from internally generated funds.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Partnership's financial statements for all quarters beginning in the year 2000.

Forward Looking Statements

This SEC Form 10-Q includes forward looking statements within the  meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the General Partner believes that its expectations are based on reasonable assumptions, it can give no assurance that such assumptions will materialize.

                          Part II - Other Information

Item 1. Legal Proceedings

On June 19, 1998, a putative class action complaint (Shakerdge v. Martinelli, et al) was filed in the Delaware Court of Chancery against the Partnership, Buckeye Management Company (the "General Partner"), Glenmoor Ltd., the parent of the General Partner, and the directors of the General Partner alleging that the Consent Solicitation Statement is materially false and misleading because it fails to disclose that the incentive payments made to the General Partner by the Partnership may be affected by an increase in the number of LP Units outstanding; that the elimination of the restrictions contained in the Partnership Agreement will remove the checks and balances imposed on the Partnership and the General Partner; and whether the defendants were planning or considering any specific transactions that would be affected by the removal of the restrictions at the time of the Consent Solicitation Statement. The complaint seeks, among other things, an injunction prohibiting the consummation of the consent solicitation or giving effect to any other proposed amendments to the Partnership Agreement. The General Partner and the other defendants believe that the Consent Solicitation Statement disclosed all material information to the Unitholders and that the complaint is without merit.

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 1998, the Partnership commenced a consent solicitation seeking Unitholder approval of certain amendments to the Partnership Agreement. The solicitation of consents is set to expire at 5:00 p.m., Eastern Standard Time, on July 17, 1998, unless extended.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Management Agreement, dated as of January 1, 1998, among Buckeye Management Company, Buckeye Pipe Line
           Company and Glenmoor Ltd.

     10.2 Transition and Retirement Agreement, dated as of May 22, 1998, by and among Buckeye Management Company, Buckeye Pipe Line Services Company, Buckeye Pipe Line Company, Glenmoor, Ltd., and C. Richard Wilson.

     10.3 First Amendment to the Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of July 14, 1998.

     27   Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                              By:  Buckeye Management Company,
                                    as General Partner



Dated:  July 14, 1998         By:  /s/ Steven C. Ramsey
                                   ------------------------------
                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)