Form 10-Q
period 1998-09-30
BUCKEYE PARTNERS L P
filed 1998-10-23
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q




  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1998 or

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

        Indicate by check mark whether the registran (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x      No


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at October 15, 1998
Limited Partnership Units                       26,742,306 Units

                             BUCKEYE PARTNERS, L.P.

                                     INDEX




                                                       Page No.

Part I. Financial Information


Item 1. Consolidated Financial Statements

     Consolidated Statements of Income                   1
      for the three months and nine months
      ended September 30, 1998 and 1997

     Consolidated Balance Sheets                         2
      September 30, 1998 and December 31, 1997

     Consolidated Statements of Cash Flows               3
      for the nine months ended September 30, 1998
      and 1997

     Notes to Consolidated Financial Statements         4-7


Item 2. Management's Discussion and Analysis            7-11
        of Financial Condition and Results
        of Operations



Part II. Other Information

Item 4. Submission of Matters to a Vote of               12
        Security Holders

Item  6. Exhibits and Reports on Form 8-K                12

                         Part I - Financial Information

Item 1. Consolidated Financial Statements



                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)

Three Months Ended                                       Nine Months Ended
  September 30,                                            September 30,
------------------                                       -----------------
  1998      1997                                           1998      1997
  ----      ----                                           ----      ----
$47,716   $47,333   Revenue                               $137,798    $137,546
-------   -------                                         --------    --------

                    Costs and expenses
 20,440    22,318    Operating expenses                     59,353      66,371
  4,123     3,467    Depreciation and amortization          12,307       9,160
  3,065     2,955    General and administrative expenses    10,826       9,932
-------   -------                                         --------    --------
 27,628    28,740     Total costs and expenses              82,486      85,463
-------   -------                                         --------    --------

 20,088    18,593   Operating income                        55,312      52,083
-------   -------                                         --------    --------

                    Other income (expenses)
     56       407     Interest income                          209       1,484
 (3,942)   (5,366)    Interest and debt expense            (11,760)    (16,124)
 (1,766)     (904)    Minority interests and other          (4,963)     (1,806)
-------   -------                                         --------    --------
 (5,652)   (5,863)      Total other income (expenses)      (16,514)    (16,446)
-------   -------                                         --------    --------

$14,436   $12,730   Net income                            $ 38,798    $ 35,637
=======   =======                                         ========    ========

                    Net income allocated to General
$   131   $   121    Partner                              $    351    $    350

                    Net income allocated to Limited
$14,305   $12,609    Partner                              $ 38,447    $ 35,287


                    Earnings per Partnership Unit:
                     Net income allocated to General
                     and Limited Partners per
$  0.53   $  0.49    Partnership Unit                     $   1.44    $   1.43

                    Earnings per Partnership Unit -
                    assuming dilution:
                     Net income allocated to General
                     and Limited Partners per
$  0.53   $  0.49    Partnership Unit                     $   1.43    $   1.43

See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                          Consolidated Balance Sheets
                                 (In thousands)


                                            September 30,     December 31,
                                                1998              1997
                                            -------------     ------------
                                             (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                    $  6,023         $  7,349
  Temporary investments                               -            2,854
  Trade receivables                               8,927           10,195
  Inventories                                     2,834            2,087
  Prepaid and other current assets                8,406            7,297
                                               --------         --------
   Total current assets                          26,190           29,782

  Property, plant and equipment, net            529,944          520,941
  Other non-current assets                       61,181           64,339
                                               --------         --------
    Total assets                               $617,315         $615,062
                                               ========         ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                             $  2,907         $  3,664
  Accrued and other current liabilities          26,435           21,073
                                               --------         --------
   Total current liabilities                     29,342           24,737

 Long-term debt                                 240,000          240,000
 Minority interests                               2,509            2,535
 Other non-current liabilities                   46,026           45,012
 Commitments and contingent liabilities               -                -
                                               --------         --------
  Total liabilities                             317,877          312,284
                                               --------         --------
 Partners' capital
  General Partner                                 2,399            2,432
  Limited Partners                              297,039          300,346
                                               --------         --------
   Total partners' capital                      299,438          302,778
                                               --------         --------
   Total liabilities and partners' capital     $617,315         $615,062
                                               ========         ========


See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)
                                                         Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities
 Net income                                              $38,798      $35,637
                                                         -------      -------

 Adjustments to reconcile income to net cash
  provided by operating activities:
    Gain on sale of property, plant and equipment           (196)         (11)
    Depreciation and amortization                         12,307        9,160
    Minority interests                                       442          375
    Distributions to minority interests                     (468)        (318)
    Changes in assets and liabilities:
     Temporary investments                                 2,854        2,199
     Trade receivables                                     1,268        2,912
     Inventories                                            (747)        (121)
     Prepaid and other current assets                     (1,109)       1,168
     Accounts payable                                       (757)      (2,574)
     Accrued and other current liabilities                 5,362        2,584
     Other non-current assets                               (365)         240
     Other non-current liabilities                         1,014       (2,381)
                                                         -------      -------
      Total adjustments                                   19,605       13,233
                                                         -------      -------
    Net cash provided by operating activities             58,403       48,870
                                                         -------      -------
Cash flows from investing activities:
 Capital expenditures                                    (17,231)     (14,150)
 Expenditures for disposal of property,
  plant and equipment, net                                  (360)        (421)
                                                         -------      -------
   Net cash used in investing activities                 (17,591)     (14,571)
                                                         -------      -------

Cash flows from financing activities:
 Capital contribution                                          -            5
 Proceeds from exercise of unit options                      359          497
 Payment of long-term debt                                     -       (8,925)
 Distributions to unitholders                            (42,497)     (30,149)
                                                         -------      -------
   Net cash used in financing activities                 (42,138)     (38,572)
                                                         -------      -------
Net decrease in cash and cash equivalents                 (1,326)      (4,273)

Cash and cash equivalents at beginning of period           7,349       17,416
                                                         -------      -------
Cash and cash equivalents at end of period               $ 6,023      $13,143
                                                         =======      =======
Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                            $11,795      $16,396
 Non-cash change from issuance of LP Units
  (including $59,502 in other non-current assets)              -      $64,200

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1997 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and the results of operations for the three month and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

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

Reclassifications

Certain amounts in the consolidated financial statements for the periods prior to 1998 have been reclassified to conform to the current presentation.

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

Guaranteed Investment Contract

The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effec tive rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan received an interest only contract from Aurora National Life Assurance Company (the "Aurora GIC")in substitution for its Executive Life GIC. The contract provided for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan has received certain additional cash payments through the maturity date of the contract and may receive some additional payments after the maturity date pursuant to the Plan of Rehabilitation. The Plan also received a payment of approximately $2 million in March, 1998, from the Pennsylvania Life and Health Insurance Guaranty Association for partial reimbursement of losses of Plan participants who were Pennsylvania residents on December 6, 1991. The timing and amount of any additional reimbursements cannot be estimated accurately at this time.

In May 1991, the General Partner, in order to safeguard the basic retirement and savings benefits of its employees, announced its intention to enter an arrangement with the Plan that would guarantee that the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. On September 3, 1998, the Aurora GIC matured and the plan received $5.6 million. With the receipt of these funds, the General Partner has now met its guaranty obligation to the Plan. Total costs accrued by the Partnership in prior periods in connection with the guaranty were approximately $0.4 million.

3.     PARTNERS' CAPITAL

Partners' capital consists of the following:

                                        General   Limited
                                        Partner   Partners    Total
                                        -------   --------  --------
                                               (In thousands)
  Partners' Capital - 1/1/98            $2,432    $300,346  $302,778
  Net Income                               351      38,447    38,798
  Distributions                           (384)    (42,113)  (42,497)
  Exercise of unit options                   -         359       359
                                        ------    --------  --------
  Partners' Capital - 9/30/98           $2,399    $297,039  $299,438
                                        ======    ========  ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the three and nine month periods ended September 30:

                                     Three Months Ended September 30,
                            -------------------------------------------------
                                     1998                      1997
                            -----------------------   -----------------------
                            Income   Units    Per     Income    Units    Per
                           (Numer-  (Denomi-  Unit   (Numer-   (Denomi-  Unit
                            ator)    nator)  Amount   ator)     nator)  Amount
                            ------   ------  ------   ------    ------  ------
                                 (in thousands, except per unit amounts)
Net income                  $14,436                   $12,730
                            -------                   -------
Basic earnings
 per Partnership Unit        14,436  26,986   $0.53    12,730  25,789   $0.49

Effect of dilutive
 securities - options             -      97       -         -      82       -
                            -------  ------   -----   -------  ------   -----
Diluted earnings per
 Partnership Unit           $14,436  27,083   $0.53   $12,730  25,871   $0.49
                            =======  ======   =====   =======  ======   =====

                                      Nine Months Ended September 30,
                            -------------------------------------------------
                                     1998                      1997
                            -----------------------   -----------------------
                            Income   Units    Per     Income    Units    Per
                           (Numer-  (Denomi-  Unit   (Numer-   (Denomi-  Unit
                            ator)    nator)  Amount   ator)     nator)  Amount
                            ------   ------  ------   ------    ------  ------
                                 (in thousands, except per unit amounts)
Net income                  $38,798                   $35,637
                            -------                   -------
Basic earnings
 per Partnership Unit        38,798  26,981   $1.44    35,637  24,853   $1.43

Effect of dilutive
 securities - options             -     100   (0.01)        -      85       -
                            -------  ------   -----   -------  ------   -----
Diluted earnings per
 Partnership Unit           $38,798  27,081   $1.43   $35,637  24,938   $1.43
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

The Partnership has declared a cash distribution of $0.525 per unit payable on November 30, 1998 to unitholders of record on November 4, 1998. The total distribution will amount to approximately $14,168,000.

5.   SUBSEQUENT EVENTS

On October 19, 1998, the General Partner announced a cost reduction program and performance improvement initiative that will be phased in beginning with the fourth quarter of 1998 and will extend through the year 2001. The program will involve salaried position eliminations, reductions in the number of hourly positions through pipeline automation, and other cost savings initiatives in areas such as operating power, field maintenance, and purchasing.

In connection with the position eliminations projected for 1998 and 1999, the General Partner anticipates incurring a charge of approximately $2 million in the fourth quarter of 1998 for severance payments and relocation costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts in the following discussion and analysis  of  financial  condition  and
results   of  operations  relate  to  continuing  operations  unless  otherwise indicated.

RESULTS OF OPERATIONS

Third Quarter

Revenue for the third quarter 1998 was $47.7 million or 0.8 percent greater than revenue of $47.3 million for the third quarter 1997. Volumes for the third quarter 1998 were 1,042,600 barrels per day, 300 barrels per day greater than third quarter 1997 volumes. Gasoline volumes were 2.1 percent greater than 1997 levels primarily due to increased deliveries to western Pennsylvania as a result of two new connections to customer facilities. Distillate volumes declined by 6.2 percent from 1997 levels as demand remained weak throughout most areas as a result of warmer than normal weather and relatively high field inventory levels. Turbine fuel volumes were 0.7 percent less than 1997 levels. Declines in deliveries to J. F. Kennedy, Miami, Pittsburgh and Detroit Metro airports were partially offset by volume gains at Newark Airport. Liquified petroleum gas volumes increased by 32.9 percent over 1997 levels as a result of capturing new business in Ohio following the modification of a pipeline segment to handle these volumes. Tariff increases instituted during the first quarter 1998 contributed approximately $0.7 million of additional revenue over the third quarter of 1998.

Costs and expenses for the third quarter 1998 were $27.6 million or 3.8 percent less than costs and expenses of $28.7 million for the third quarter 1998.
Declines in payroll benefits, outside services and operating power were partially offset by the amortization of the deferred charge related to the ESOP restructuring that occurred during the third quarter 1997.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $5.7 million during the third quarter 1998 compared to a net expense of $5.9 million during the third quarter 1997. Higher incentive compensation paid to the General Partner, due to an increase in per unit distributions, was offset by a decline in interest expense related to a debt refinancing in December 1997.

First Nine Months

Revenue for the first nine months of 1998 was $137.8 million or 0.2 percent greater than revenue of $137.5 million for the first nine months of 1997. Volumes for the first nine months of 1998 were 1,028,400 barrels per day, 11,200 barrels per day or 1.1 percent greater than volumes of 1,017,200 barrels per day for the first nine months of 1997. Gasoline volumes were 2.3 percent greater than 1997 levels. Strong volumes to the Pittsburgh, Pennsylvania area and Long Island were offset by declines in other market areas. Distillate volumes declined by 3.6 percent from 1997 levels primarily as a result of mild winter weather experienced throughout a majority of Partnership's systems, partially offset by favorable heating oil prices during the second quarter that led to some inventory building. Turbine fuel volumes increased by 1.7 percent from 1997 levels. Demand was strong at most airports served by the Partnership particularly at Newark airport where a combination of new business and increased international air traffic led to increased volumes. Liquified petroleum gas volumes increased by 32.2 percent over 1997 levels as a result of capturing new business following the modification of a pipeline segment to handle these volumes. Tariff increases instituted during the first quarter 1998 contributed approximately $2.1 million of additional revenue during the first nine months of 1998.

Costs and expenses for the first nine months of 1998 were $82.5 million or 3.5 percent less than costs and expenses of $85.5 million for the first nine months of 1997. Declines in payroll benefits, outside services, operating power and property tax expense were partially offset by the amortization of the deferred charge related to the ESOP restructuring.

Other income (expenses), which is the net of non-operating income and expenses, was a net expense of $16.5 million during the first nine months of 1998 compared to a net expense of $16.4 million during the first nine months of 1997. Higher incentive compensation paid to the General Partner due to an increase in per unit distributions was partially offset by a decline in interest expense related to a debt refinancing in December 1997.

Competition and Other Business Conditions

In 1997, BP America ("BP") announced that it planned to shut down its Lima, Ohio refinery in 1998 and to supply its marginal refined petroleum product requirements via pipeline from sources outside Ohio. In August 1998, however, Clark Refining and Marketing announced that it had purchased the Lima refinery from BP and planned to continue to operate the refinery. The continued operation of the Lima refinery will avoid any potential negative impact on Buckeye's Midwest volumes and revenue that might have been caused by a shutdown of the refinery.

Several major refiners and marketers of petroleum products announced strategic alliances or mergers in 1997 and 1998. These alliances or mergers have the potential to alter refined product supply and distribution patterns within the Operating Partnerships' market area. Based on information currently available, it is not possible to predict the impact these alliances or mergers would have on the Operating Partnerships' business, although it is anticipated that on balance, the impact in the Partnership's Midwest service area will be more negative than positive. The General Partner does not believe, however, that these alliances or mergers will have a material adverse effect on the Partnership's results of operations or financial condition.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 1998 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                     As of
                                             -----------------------
                                             9/30/98        12/31/97
                                             -------        --------
Current ratio                                0.9 to 1       1.2 to 1
Ratio of cash and cash equivalents,
 temporary investments and trade
 receivables to current liabilities          0.5 to 1       0.8 to 1
Working (deficit)/capital-in thousands       $(3,152)       $ 5,045
Ratio of total debt to total capital         .44 to 1       .44 to 1
Book value (per Unit)                        $11.10         $11.23

The Partnership's cash flow from operations is generally sufficient to meet current working capital requirements. In addition, the Partnership maintains $6.0 million in short-term credit facilities under which there are no current outstanding borrowings.

Cash Provided by Operations

For the nine months ended September 30, 1998, cash provided by operations of $58.4 million was derived principally from $51.1 million of income before depreciation and amortization. Depreciation and amortization of $12.3 million increased by $3.1 million over the first nine months of 1997 as a result of the amortization of a deferred charge associated with the ESOP restructuring that occurred in August 1997. Changes in current assets and current liabilities resulted in a net cash source of $6.9 million, resulting primarily from maturities of temporary investments, the continued improvement in the collection of trade receivables and an increase in outstanding liabilities. Cash provided by operations was used to pay distributions to Unitholders of $42.5 million, an increase of $12.3 million over the first nine months of 1997, and capital expenditures of $17.2 million. Changes in non-current assets and liabilities resulted in a net cash source of $0.6 million.

Debt Obligation and Credit Facilities

At September 30, 1998, the Partnership had $240.0 million in outstanding long-term debt representing the Senior Notes of Buckeye Pipe Line Company, L.P. ("Buckeye") which are scheduled to mature in the period 2020 through 2024. The indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture") contains covenants which affect Buckeye, Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Senior Note Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

Buckeye has a $6 million short-term line of credit secured by accounts receivable. At September 30, 1998, there were no outstanding borrowings under these facilities.

At September 30, 1998, the ratio of total debt to total capital was 44 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At September 30, 1998, approximately 86 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 1998 totaled $17.2 million compared to $14.2 million during the nine months ended September 30, 1997. This increase in capital expenditures reflects continued progress in the Partnership's plan to automate certain facilities which commenced in 1997. During both periods, capital expenditures were paid from internally generated funds.

OTHER MATTERS

Cost Reduction Program

In October, 1998, the Partnership commenced implementation of a cost reduction program and performance improvement initiative that will be phased in beginning with the fourth quarter of 1998 and will extend through the year 2001. The program will involve salaried position eliminations, reductions in the number of hourly positions through pipeline automation, and other cost savings initiatives in areas such as operating power, field maintenance, and purchasing. It is estimated that the initial impact of the program will be to reduce annual baseline operating expenses by approximately $4 million in 1999.

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

Year 2000 Compliance

In 1998, the Partnership established a comprehensive plan to assess the impact of the Year 2000 issue on the software and hardware utilized by the Partnership's internal operations and pipeline control systems. As part of that assessment, a team is in the process of reviewing and documenting the status of the Partnership's systems for Year 2000 compliance. The key information systems under review include financial systems, pipeline operating systems, and the Partnership's SCADA (Supervisory Control and Data Acquisition) system. In connection with each of these areas, consideration is being given to hardware, operating systems, applications, data base management, system interfaces, electronic transmission, and outside vendors.

The Partnership relies on third-party suppliers for certain systems, products and services including telecommunications. The Partnership has received some preliminary information concerning Year 2000 status from a group of critical suppliers and vendors, and anticipates receiving additional information in the near future that will assist the Partnership in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remediate their year 2000 issues.

At this time, the Partnership believes that the total cost for known or anticipated remediation of its information systems to make them Year 2000 compliant will not be material.

Management of the Partnership believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Completion of the plan and testing of replacement or modified systems is anticipated for the third quarter of 1999. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Partnership would be unable to take customer orders, ship petroleum products, invoice customers or collect payments. The amount of potential liability and lost revenue has not been estimated.

The Company has contingency plans for some pipeline critical applications, involving manual operations, and is working on additional contingency plans to address unavoided or unavoidable risks associated with Year 2000 issues.

Forward Looking Statements

This  SEC  Form  10-Q includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the General Partner believes that its expectations are based on reasonable assumptions, it can give no assurance that such assumptions will materialize. In particular, the General Partner's estimate of cost savings to be realized in connection with its cost reduction program is dependent upon, among other things, its field automation project being implemented effectively and on time, achieving substantial economies in purchasing and supply management, and its ability to take advantage of electric power savings that may result from the deregulation and changing dynamics of the electric utility industry.



Item 4.     Submission of Matters to a Vote of Security Holders

On May 22, 1998, the Partnership commenced a consent solicitation seeking Unitholder approval of certain amendments to the Partnership Agreement. The solicitation of consents expired on July 17, 1998.

The consent solicitation sought Unitholder approval to:

        (1) remove the limitation on the number of limited partnership units of the Partnership that may be issued without the approval of the Unitholders;

        (2) eliminate the restrictions on the amount of debt that can be incurred by the Partnership or its four operating limited partnerships and

        (3) remove the limitations on the amount of capital expenditures that can be made by the Partnership and the Operating Partnerships in any calendar year.

Adoption   of   the  proposed  amendments  required  the  affirmative  vote  of
Unitholders holding two-thirds of the LP Units outstanding.

The proposed amendments were approved by the Unitholders. Holders of approximately 70 percent of the Units outstanding voted in favor of the proposed amendment. The Unitholders voted 18,757,548 Units in the affirmative and 1,467,513 in the negative. Of those who voted, 92.7 percent of the Unitholders voted in favor of the proposal and 7.3 percent voted against the proposal. The Partnership Agreement was amended effective July 17, 1998.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27   Financial Data Schedule

(b) Buckeye Partners, L.P. filed a Current Report on Form 8-K on July 20, 1998 announcing the approval by the Unitholders of the consent solicitation seeking approval of certain amendments to the Partnership Agreement.

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



Dated:  October 22, 1998      By:    /s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)