Form 10-K
period 1998-12-31
BUCKEYE PARTNERS L P
filed 1999-03-22
CIK 805022

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
            (Mark One)

            /X/   Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1998

                                       OR

            / /    Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

            For the transition period from          to

            Commission file number 1-9356


                            Buckeye Partners, L.P.
             (Exact name of registrant as specified in its charter)

              Delaware                                       23-2432497
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                       Identification number)


       5 Radnor Corporate Center
         100 Matsonford Road
        Radnor, Pennsylvania                                     19087
(Address of principal executive offies)                        (Zip Code)


      Registrant's telephone number, including area code: (610) 770-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange on
                     Title of each class                             which registered
                     -------------------                             ----------------
LP Units representing limited partnership interests .........    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At March 15, 1999, the aggregate market value of the registrant's LP Units held by non-affiliates was $667 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

     LP Units outstanding as of March 15, 1999: 26,757,206
================================================================================

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                         -----
PART I
Item 1.     Business ..................................................................    2
Item 2.     Properties ................................................................   11
Item 3.     Legal Proceedings .........................................................   12
Item 4.     Submission of Matters to a Vote of Security Holders .......................   13

PART II
Item 5.     Market for the Registrant's LP Units and Related Unitholder Matters........   14
Item 6.     Selected Financial Data ...................................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations ....................................................   15
Item 8.     Financial Statements and Supplementary Data ...............................   23
Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure .....................................................   45
PART III
Item 10.    Directors and Executive Officers of the Registrant ........................   45
Item 11.    Executive Compensation ....................................................   47
Item 12.    Security Ownership of Certain Beneficial Owners and Management ............   48
Item 13.    Certain Relationships and Related Transactions ............................   49
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........   52

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

     Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,105 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined petroleum products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products.

     The Partnership acquired its interests in the Operating Partnerships from The Penn Central Corporation, now American Financial Group, Inc. ("American Financial"), on December 23, 1986 (the "1986 Acquisition"). The Operating Partnerships (other than Laurel) had been organized by American Financial in November 1986 and succeeded to the operations of predecessor companies owned by American Financial, including Buckeye Pipe Line Company, an Ohio corporation, and its subsidiaries ("Pipe Line"). Laurel was formed in October 1992 and succeeded to the operations of Laurel Pipe Line Company, an Ohio corporation, which was a majority owned corporate subsidiary of the Partnership until the minority interest was acquired in December 1991.

     During March 1996, BMC Acquisition Company ("BAC"), a Delaware corporation organized in 1996, acquired all of the common stock of BMC for $63 million in cash from a subsidiary of American Financial (the "Acquisition"). BAC, which subsequently changed its name to Glenmoor, Ltd. ("Glenmoor"), is owned by certain directors and officers of BMC and trusts for the benefit of their families and members of senior management of Buckeye Pipe Line Services Company, a Pennsylvania corporation ("Services Company"). Glenmoor currently provides management services to BMC, the General Partner and Services Company. See "Certain Relationships and Related Transactions."

     On August 12, 1997, as part of a restructuring (the "ESOP Restructuring") of the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP"), all of the General Partner's employees were transferred to Services Company, which is wholly owned by the ESOP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Employee Stock Ownership Plan." Services Company also entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses. BMC and the General Partner are in turn reimbursed by the Partnership and the Operating Partnerships for such expenses other than certain executive compensation and fringe benefit costs. See "Certain Relationships and Related Transactions."

     In connection with an internal restructuring, effective December 31, 1998, Buckeye Management Company ("BMC"), transferred its general partnership interest in the Partnership, as well as certain other assets and liabilities, to its wholly-owned subsidiary, Buckeye Pipe Line

Company (the "General Partner"). Buckeye Pipe Line Company will serve as sole general partner of the Partnership and will continue to serve as sole general partner of each Operating Partnership. As of December 31, 1998, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partner interest in each Operating Partnership.

Refined Products Business

     The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 1998, refined petroleum products transportation accounted for substantially all of the Partnership's consolidated revenues and consolidated operating income.

     Effective for the December 31, 1998 financial statements, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership has one segment, transportation of refined petroleum products.

     The Partnership transported an average of approximately 1,031,200 barrels per day of refined products in 1998. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

      Volume and Percentage of Refined Petroleum Products Transported (1)

                   (Volume in thousands of barrels per day)

                                                           Year ended December 31,
                                   -----------------------------------------------------------------------
                                            1998                     1997                    1996
                                   ----------------------   ----------------------   ---------------------
                                     Volume      Percent      Volume      Percent      Volume      Percent
                                   ----------   ---------   ----------   ---------   ----------   --------
Gasoline .......................     518.8          50%       507.8          50%       497.9          49%
Jet Fuels ......................     257.2          25        255.4          25        244.5          24
Middle Distillates (2) .........     230.3          23        238.8          23        238.7          24
Other Products .................      24.9           2         22.0           2         26.0           3
                                   -------          --      -------          --      -------          --
Total ..........................   1,031.2         100%     1,024.0         100%     1,007.1         100%
                                   =======         ===      =======         ===      =======         ===

----------
(1) Excludes local product transfers.
(2) Includes diesel fuel, heating oil, kerosene and other middle distillates.

     The Partnership provides service in the following states: Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts and Florida.

 Pennsylvania--New York--New Jersey

     Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 1,004 miles of pipeline. Refined petroleum products are received at Linden, New Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west, through a connection with Laurel, to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through one line to Newark International Airport and through two additional lines to J. F. Kennedy International and LaGuardia airports and to commercial bulk terminals at Long Island City and Inwood, New York. These pipelines presently supply J. F. Kennedy, LaGuardia and Newark airports with substantially all of each airport's turbine fuel requirements.

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

Other Business Activities

     BTT provides bulk storage services through leased facilities located in Pittsburgh, Pennsylvania which have the capacity to store up to an aggregate of approximately 257,000 barrels of refined petroleum products. This facility, which is served by Buckeye and Laurel, provides bulk storage and loading facilities for shippers and other customers.

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

     In 1998, the Operating Partnerships had approximately 97 customers, most of which were either major integrated oil companies or large refined product marketing companies. The largest two customers accounted for 8.1 percent and
6.8 percent, respectively, of consolidated revenues, while the 20 largest customers accounted for 76.2 percent of consolidated revenues.

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

     Privately arranged exchanges of product between marketers in different locations are an increasing but unquantified form of competition. Generally, such exchanges reduce both parties' costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

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

     The Operating Partnerships' mix of products transported tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, operations have been only moderately seasonal, with somewhat lower than average volume being transported during March, April and May as compared to the rest of the year.

     Neither the Partnership nor any of the Operating Partnerships have any employees. All of the operations of the Operating Partnerships are managed and operated by employees of Services Company. In addition, Glenmoor provides certain management services to BMC, the General Partner and Services Company. At December 31, 1998, Services Company had a total of 517 full-time employees, 150 of whom were represented by two labor unions. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

Capital Expenditures

     The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 1998, total capital expenditures were $22.8 million. Projected capital expenditures for 1999 amount to approximately $22.3 million and are expected to be funded from cash generated by operations and Buckeye's bank line of credit. Planned capital expenditures in 1999 include, among other things, installation of transmix tanks, renewal and replacement of several tank roofs and seals, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves, facility automation and various improvements that facilitate increased pipeline volumes. Capital expenditures are expected to remain approximately at this level for the next few years as a result of the General Partner's plan to automate certain facilities in order to more effectively control operating costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-Capital Expenditures."

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

 FERC Rate Regulation

     Buckeye's rates are governed by a market-based rate regulation program initially approved by FERC in March 1991 for three years and subsequently extended. Under this program, in markets where Buckeye does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15 percent over any two-year period (the "rate cap"), and (b) will be allowed to become effective without suspension or investigation if they do not exceed a "trigger" equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2 percent. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume weighted average rate increase in markets where Buckeye does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume weighted average rate decrease in markets where Buckeye does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye's rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates are unduly discriminatory, or that Buckeye has acquired significant market power in markets previously found to be competitive.

     The Buckeye program is an exception to the generic oil pipeline regulations issued under the Energy Policy Act of 1992. The generic rules rely primarily on an index methodology, whereby a pipeline is allowed to change its rates in accordance with an index that FERC believes reflects cost changes appropriate for application to pipeline rates. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. In addition, the rules provide for the rights of both pipelines and shippers to demonstrate that the index should not apply to an individual pipeline's rates in light of the pipeline's costs. The final rules became effective on January 1, 1995.

     The Buckeye program will be subject to reevaluation at the same time FERC reviews the index selected in the generic oil pipeline regulations, which is anticipated to occur by July 2000. At this time, the General Partner cannot predict the impact, if any, that a change to Buckeye's rate program would have on Buckeye's operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

 Environmental Matters

     The Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Partnerships comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Operating Partnerships, could result in substantial costs and liabilities to the Partnership. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Matters."

     The Oil Pollution Act of 1990 ("OPA") amended certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws which may impose additional regulatory burdens on the Partnership.

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

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Disposal of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate "hazardous substances". As a result, to the extent a hazardous substance generated by the Operating Partnerships or their predecessors may have been released or disposed of in the past, the Operating Partnerships may in the future be required to remedy contaminated property. Governmental authorities such as the Environmental Protection Agency, and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Partnerships may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Partnerships may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

     The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the "Amendments"), imposes controls on the emission of pollutants into the air. The Amendments required states to develop facility-wide permitting programs over the past several years to comply with new federal programs. Existing operating and air-emission requirements like those currently imposed on the Operating Partnerships are being reviewed by appropriate state agencies in connection with the new facility-wide permitting program. It is possible that new or more stringent controls will be imposed upon the Operating Partnerships through this permit review process.

     The Operating Partnerships are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.

     In connection with the 1986 Acquisition, Pipe Line entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") relating to all six of Pipe Line's facilities in New Jersey. The ACO permitted the 1986 Acquisition to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental conditions at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun and have been completed at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership or by BAC in the Acquisition, and the costs of compliance have been and will continue to be paid by American Financial. Through December 1998, Buckeye's costs of approximately $2,546,000 have been paid by American Financial.

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

     The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. The General Partner has initiated drug and alcohol testing programs to comply with the regulations promulgated by the Office of Pipeline Safety and DOT.

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

 Characterization of the Partnership for Tax Purposes

     The Code treats a publicly traded partnership that existed on December 17, 1987, such as the Partnership, as a corporation for federal income tax purposes, unless, for each taxable year of the Partnership, under Section 7704(d) of the Code, 90 percent or more of its gross income consists of "qualifying income." Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produce such income. Because the Partnership is engaged primarily in the refined products pipeline transportation business, the General Partner believes that 90 percent or more of the Partnership's gross income has been qualifying income. If this continues to be true and no subsequent legislation amends that provision, the Partnership will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

 Passive Activity Loss Rules

     The Code provides that an individual, estate, trust or personal service corporation generally may not deduct losses from passive business activities, to the extent they exceed income from all such passive activities, against other (active) income. Income which may not be offset by passive activity losses includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and basis limitations. Certain closely held corporations are subject to slightly different rules which can also limit their ability to offset passive losses against certain types of income.

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

 State Tax Treatment

     During 1998, the Partnership owned property or conducted business in the states of Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts and Florida. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

 Certain Tax Consequences to Unitholders

     Upon formation of the Partnership in 1986, the General Partner elected twelve-year straight-line depreciation for tax purposes. For this reason, starting in 1999, the amount of depreciation available to the Partnership will be reduced significantly and taxable income will increase accordingly. Unitholders, however, will continue to offset Partnership income with individual LP Unit depreciation under their IRC section 754 election. Each Unitholder's tax situation will differ depending upon the price paid and when LP Units were purchased. Generally, those who purchased LP Units in the past few years will have adequate depreciation to offset a considerable portion of Partnership income, while those who purchased LP Units more than several years ago will experience the full increase in taxable income. Unitholders are reminded that, in spite of the additional taxable income beginning in 1999, the current level of cash distributions exceed expected tax payments. Furthermore, sale of LP Units will result in ordinary income tax recapture. UNITHOLDERS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS TO THEIR INVESTMENT IN LP UNITS.

Certain Amendments to the Partnership Agreement

     In July 1998, through a consent solicitation approved by more than two-thirds of the LP Unitholders, amendments to the Partnership Agreement were adopted to (i) remove the limitation on the number of LP Units that may be issued without the approval of the Unitholders; (ii) eliminate the restrictions on the amount of debt that can be incurred by the Partnership or its Operating Partnerships and (iii) remove the limitations on the amount of capital expenditures that can be made by the Partnership or the Operating Partnerships in any calendar year.

Item 2. Properties

     As of December 31, 1998, the principal facilities of the Operating Partnerships included 3,487 miles of 6-inch to 24-inch diameter pipeline, 34 pumping stations, 84 delivery points and various sized tanks having an aggregate capacity of approximately 9.2 million barrels. The Operating Partnerships own substantially all of their facilities.

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

     Additional claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors may be asserted in the future under various federal and state laws, but the amount of such claims or the potential liability, if any, cannot be estimated. See "Business--Regulation--Environmental Matters."

     In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in public right-of-way in New York City. The settlement agreement is expected to result in a gain of approximately $11.0 million for the Partnership in the second quarter of 1999. In addition, based upon the settlement, the Partnership expects that its real property tax expense will be reduced by approximately $1.0 million in 1999, with continued tax savings realized in the years 2000 through 2003. The settlement is contingent upon various conditions set forth in the stipulation and order of settlement.

     In June 1998, a putative class action complaint (Shakeredge v. Martinelli, et al) was filed in the Delaware Court of Chancery against the Partnership, BMC, Glenmoor and the directors of BMC alleging that the Consent Solicitation Statement relating to various Partnership Agreement amendments was materially false and misleading, because it failed to disclose that the incentive payments made to the General Partner by the Partnership may be affected by an increase in the number of LP Units outstanding; that the elimination of the restrictions contained in the Partnership Agreement will remove the checks and balances imposed on the Partnership and the General Partner; and whether the defendants were planning or considering any specific transactions that would be affected by the removal of the restrictions at the time of the Consent Solicitation Statement. The complaint seeks, among other things, an injunction prohibiting the consummation of the consent solicitation or giving effect to any other proposed amendments to the Partnership Agreement. An answer was filed by the General Partner and the other defendants in July 1998. No other filings or proceedings have occurred in the case. BMC and the other defendants believe that the Consent Solicitation Statement disclosed all material information to the Unitholders and that the complaint is without merit.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's LP Units and Related Unitholder Matters

     The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. In January 1998, the General Partner approved a two-for-one unit split that became effective February 13, 1998. All unit and per unit information contained in this filing, unless otherwise noted, has been adjusted for the two for one split. The high and low sales prices of the LP Units in 1998 and 1997, as reported on the New York Stock Exchange Composite Tape, were as follows:

                              1998                          1997
                   --------------------------    --------------------------
Quarter                High           Low           High            Low
----------------   -----------    -----------    -----------    -----------
First ..........     30.0625        27.5000        24.9385        20.1250
Second .........     29.8750        27.0000        22.6250        21.2500
Third ..........     30.2500        26.0000        26.7500        22.5625
Fourth .........     31.1250        26.0625        30.0000        24.6875

     During the months of December 1998 and January 1999, the Partnership gathered tax information from its known LP Unitholders and from brokers/nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 18,000.

     Cash distributions paid during 1997 and 1998 were as follows:

                                                       Amount
Record Date                       Payment Date        Per Unit
---------------------------   -------------------   -----------
February 21, 1997 .........   February 28, 1997       $ 0.375
May 6, 1997 ...............   May 30, 1997            $ 0.375
August 22,1997 ............   August 29, 1997         $ 0.440
November 5, 1997 ..........   November 28, 1997       $ 0.525
February 23, 1998 .........   February 27, 1998       $ 0.525
May 6, 1998 ...............   May 29, 1998            $ 0.525
August 5, 1998 ............   August 31, 1998         $ 0.525
November 4, 1998 ..........   November 30, 1998       $ 0.525

     In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

     On February 4, 1999, the Partnership announced a quarterly distribution of $0.525 per LP Unit payable on February 26, 1999 to Unitholders of record on February 16, 1999.

Item 6. Selected Financial Data

     The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                        Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                    1998           1997           1996           1995           1994
                                               -------------  -------------  -------------  -------------  -------------
                                                                (In thousands, except per unit amounts)
Income Statement Data:
  Revenue ...................................    $ 184,477      $ 184,981      $ 182,955      $ 183,462      $ 186,338
  Depreciation and amortization (1) .........       16,432         13,177         11,333         11,202         11,203
  Operating income ..........................       74,358         72,075         68,784         71,504         72,481
  Interest and debt expense (2) .............       15,886         21,187         21,854         21,710         24,931
  Income from continuing operations before
   extraordinary loss .......................       52,007         48,807         49,337         49,840         48,086
  Net income ................................       52,007          6,383         49,337         49,840         45,817
  Income per unit from continuing opera-
   tions before extraordinary loss ..........         1.93           1.92           2.03           2.05           1.98
  Net income per unit .......................         1.93           0.25           2.03           2.05           1.89
  Distributions per unit ....................         2.10           1.72           1.50           1.40           1.40

                                                                              December 31,
                                               -------------------------------------------------------------------------
                                                    1998           1997           1996           1995           1994
                                               -------------  -------------  -------------  -------------  -------------
                                                                             (In thousands)
Balance Sheet Data:
  Total assets ..............................    $ 618,099      $ 615,062      $ 567,837      $ 552,646      $ 534,765
  Long-term debt ............................      240,000        240,000        202,100        214,000        214,000
  General Partner's capital .................        2,390          2,432          2,760          2,622          2,460
  Limited Partners' capital .................      296,095        300,346        273,219        259,563        243,516

---------------
(1) Depreciation and amortization includes $4,698,000 in 1998 and $1,806,000 in 1997 for amortization of a deferred charge related to the ESOP Restructuring.

(2) In December 1997 Buckeye issued $240,000,000 of Senior Notes bearing interest ranging from 6.39 percent to 6.98 percent. Concurrently with the issuance of the Senior Notes, Buckeye extinguished $202,100,000 of First Mortgage Notes bearing interest ranging from 7.11 percent to 11.18 percent.

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

 1998 Compared With 1997

     Revenue for the year ended December 31, 1998 was $184.5 million, $0.5 million or 0.3 percent less than revenue of $185.0 million for 1997. Volumes delivered during 1998 averaged 1,031,200 barrels per day, 7,200 barrels per day or 0.7 percent greater than volume of 1,024,000 barrels per day delivered in 1997. The combination of higher volumes and lower revenues in 1998 as compared to 1997 is the result of several factors. In 1998, the Partnership experienced a slight shift in deliveries from longer-haul, higher tariff movements to shorter-haul, lower tariff movements. In addition, certain tariffs designed to recover capital costs expired in 1998 and were replaced by lower tariffs. The Partnership also had greater costs associated with product downgrades resulting from normal operating activities. Gasoline volumes and revenue increased over 1997 levels. New business was gained at Midland, Pennsylvania as a result of a new connection, and market share throughout Pennsylvania continued to grow in 1998. In addition, increased volumes in the Detroit and Flint, Michigan areas added to the favorable variance. Offsetting these increases were declines in volume to the upstate New York area. Distillate volumes and revenue declined over 1997 levels. Demand was weak throughout most areas due to abnormally warm weather primarily during the first quarter of 1998. Turbine fuel volumes increased slightly over 1997 levels although overall revenue declined. Demand was strong at Newark Airport but was offset by declines at Pittsburgh due to reductions in both military and commercial airline activity. LPG volumes and revenue increased over 1997 levels due to the capture of new business in Ohio. Tariff rate increases implemented in 1998 also had a favorable impact on 1998 revenues. See "Tariff Changes".

     Costs and expenses during 1998 were $110.1 million, $2.8 million or 2.5 percent less than costs and expenses of $112.9 million during 1997. During 1998, as part of a restructuring, the Partnership incurred severance and related expenses of $2.1 million and an additional $1.3 million expense associated with the realignment of senior management. Payroll overhead expenses declined as a result of the ESOP Restructuring in 1997 and a full year effect of the elimination of certain executive compensation costs formerly charged to the Partnership. Such senior executive compensation costs have not been charged to the Partnership since August 12, 1997. See "Executive Compensation". The Partnership also realized cost reductions in outside service expense and incurred less power expense during 1998. Partially offsetting these reductions was the full year effect of amortization of the deferred charge related to the issuance of LP Units under the ESOP restructuring.

     Other income (expenses) consist of interest income, interest and debt expense, minority interests and other. Total other expenses decreased by $0.9 million. Interest expense declined by $5.3 million due to the early extinguishment of higher interest rate debt with the proceeds of lower interest rate debt during December 1997. Partially offsetting these declines in expenses were increased incentive compensation payments to BMC as a result of greater cash distributions to Unitholders (see "Certain Relationships and Related Transactions") and an increase in minority interest expense related to greater net income. Income from invested cash also declined from 1997 levels.

 1997 Compared With 1996

     Revenue for the year ended December 31, 1997 was $185.0 million, $2.0 million or 1.1 percent greater than revenue of $183.0 million for 1996. Volumes delivered during 1997 averaged 1,024,000 barrels per day, 16,900 barrels per day or 1.7 percent greater than volume of 1,007,100 barrels per day delivered in 1996. The major portion of this increase was related to increased turbine fuel deliveries to Newark, J. F. Kennedy, Miami and Detroit airports. At Newark, J. F. Kennedy and Miami airports, turbine fuel demand continued to grow at a steady rate, while at Detroit the increases were attributable primarily to the installation of new facilities and the addition of a new shipper. Gasoline volumes also increased over 1996 levels. The increase in gasoline volumes were attributable primarily to market share growth throughout Pennsylvania. The filing of tariff incentives has also led to increased volumes and revenue at various locations. Gasoline revenue overall, however, declined slightly due to the loss of longer-haul, higher tariff volumes particularly to the upstate New York area and certain Midwest locations that are being supplied with shorter-haul, lower tariff volumes. Distillate volumes and revenues in 1997 were comparable to 1996 volumes, while liquefied petroleum gas and other product volumes declined resulting in lower revenues. Tariff rate increases implemented in 1996 also had a favorable impact on 1997 revenues. See "Tariff Changes."

     Costs and expenses during 1997 were $112.9 million, $1.3 million or 1.1 percent less than costs and expenses of $114.2 million during 1996. Payroll expenses declined as the result of a staff reduction program implemented in 1996 and the non-recurrence of the $2.5 million charge recorded in connection with that program. Payroll and payroll overhead expenses were also lower since certain senior executive compensation costs have not been charged to the Partnership following August 12, 1997, in accordance with the terms of the ESOP Restructuring. Professional fee expenses also declined due to reduced expenses associated with the ESOP Restructuring. Offsetting these decreases to some extent were increases in rental expense and the amortization of deferred charges related to the issuance of LP Units under the ESOP Restructuring.

     Other income (expenses) consist of interest income, interest and debt expense, and minority interests and other. Total other expenses increased by $3.8 million. A $2.7 million gain on the sale of property in 1996 did not recur in 1997. In addition, increased incentive compensation payments to BMC as a result of greater cash distributions to Unitholders, and the settlement of a lawsuit brought in connection with the ESOP Restructuring, increased expenses. See "Certain Relationships and Related Transactions." Offsetting these increases, to some extent, was a decline in minority interest expense related to the decline in net income.

 Tariff Changes

     Effective January 1, 1998 certain of the Operating Partnerships implemented tariff increases that were expected to generate approximately $2.5 million in additional revenue per year. The Operating Partnerships did not increase tariff rates during 1997.

     In 1996, certain tariffs were increased that, at the time of filing, were expected to generate approximately $2.9 million in additional revenue per year.

 Competition and Other Business Conditions

     Several major refiners and marketers of petroleum products announced strategic alliances or mergers in 1997 and 1998. These alliances or mergers have the potential to alter refined product supply and distribution patterns within the Operating Partnerships' market area resulting in both gains and losses of volume and revenue. While the General Partner believes that individual delivery locations within its market area may have significant gains or losses, it is not possible to predict the overall impact these alliances or mergers would have on the Operating Partnerships' business. However, the General Partner does not believe that these alliances or mergers will have a material adverse effect on the Partnership's results of operations or financial condition.

Liquidity and Capital Resources

     The Partnership's financial condition at December 31, 1998, 1997 and 1996 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                                  As of December 31,
                                                     --------------------------------------------
                                                         1998            1997            1996
                                                     ------------   -------------   -------------
Current ratio ....................................     0.8 to 1        1.2 to 1        1.3 to 1
Ratio of cash and temporary investments and trade
  receivables to current liabilities .............     0.5 to 1        0.8 to 1        1.1 to 1
Working capital (deficit) (in thousands) .........     ($ 6,266)         $5,045         $13,660
Ratio of total debt to total capital .............     .44 to 1        .44 to 1        .43 to 1
Book value (per Unit) ............................      $ 11.06         $ 11.23         $ 11.33

 Cash Provided by Operations

     During 1998, cash provided by operations of $80.6 million was derived principally from $68.4 million of net income before depreciation and amortization. Depreciation and amortization increased by $3.3 million as a result of the amortization for a full year of a deferred charge associated with the ESOP Restructuring and depreciation related to capital additions. Changes in current assets and current liabilities resulted in a net cash source of $12.3 million. The cash source from the change in current assets and liabilities resulted primarily from maturities of temporary investments, the continued improvement in the collection of trade receivables, a reduction in prepaid and other current assets and an increase in current liabilities payable to the General Partner. Distributions paid to Unitholders in 1998 amounted to $56.2 million, an increase of $12.3 million over 1997, and capital expenditures were $22.8 million, an increase of $3.0 million over 1997.

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

     Also, during 1997, cash provided from the issuance of $240 million of Senior Notes and an additional $4.5 million provided from operations was used to pay the remaining $202.1 million due under the First Mortgage Notes and $42.4 million in prepayment penalty and related refinancing costs. Changes in non-current assets and liabilities resulted in a net use of cash of $1.6 million, including a decline of minority interests of $0.4 million.

     During 1996, cash provided by operations of $47.1 million was derived principally from $60.7 million of income from operations before depreciation. Changes in current assets and current liabilities resulted in a net cash use of $7.5 million. This amount is comprised primarily of a $13.6 million use of cash to increase temporary investments offset by sources of cash from declines in outstanding trade receivables and increases in accounts payable and accrued and other current liabilities. During the third quarter 1996, the Partnership began billing on a weekly rather than monthly basis thereby decreasing trade receivables. Remaining changes in cash provided by operations, totaling $6.1 million in uses, resulted from the deduction of a $2.7 million gain on the sale of property included in net income and changes in other non-current assets and liabilities. Distributions paid to Unitholders in 1996 amounted to $36.5 million, an increase of $2.5 million over 1995, and capital expenditures were $14.9 million, a decrease of $2.5 million from 1995.

 Debt Obligations and Credit Facilities

     At December 31, 1998, the Partnership had $240.0 million in outstanding long-term debt, all of which was represented by Senior Notes (Series 1997A through 1997D) (the "Senior Notes").

     During December 1997, Buckeye issued the Senior Notes which are due 2024 and accrue interest at an average annual rate of 6.94 percent. The proceeds from the issuance of the Senior Notes, plus $4.5 million of additional cash, were used to purchase and retire all of Buckeye's outstanding First Mortgage Notes (the "First Mortgage Notes") which accrued interest at an average annual rate of 10.3 percent. In connection with the purchase of the First Mortgage Notes in 1997, Buckeye was required to pay to the holders of the First Mortgage Notes a prepayment premium equal to the difference between the cash flows under the First Mortgage Notes, discounted at current U. S. Treasury rates, and the book value of the principal due under the First Mortgage Notes. The prepayment premium amounted to $41.4 million. In addition, debt refinancing costs totaling $1.0 million were incurred. The total costs of $42.4 million were recorded on the 1997 income statement as an extraordinary loss. In connection with the issuance of the Senior Notes, the indenture (the "Indenture") pursuant to which the First Mortgage Notes were issued was amended and restated in its entirety to eliminate the collateral requirements and to impose certain financial covenants.

     The Senior Notes represent all of the Partnership's outstanding long-term debt at December 31, 1997. Prior to the issuance of the Senior Notes, Buckeye paid $11.9 million of principal on its First Mortgage Notes, Series J, that became due in December 1997. The remaining principal of $202.1 million due under the First Mortgage Notes was paid from the proceeds of the Senior Notes.

     The Indenture, as amended in connection with the issuance of the Senior Notes, contains covenants which affect Buckeye, Laurel and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Indenture
(a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

     During December 1998, Buckeye established a line of credit from commercial banks (the "Credit Agreement") which permits borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate at the option of Buckeye. The Credit Agreement expires December 16, 2003. At December 31, 1998 there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains covenants which affect Buckeye and the Partnership. Generally, the Credit Agreement (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios contained in the Credit Agreement, (b) prohibits Buckeye from creating or incurring certain liens on its property, (c) prohibits the Partnership or Buckeye from disposing of property which is material to its operations, and (d) limits consolidation, merger and asset transfers by Buckeye and the Partnership.

     The ratio of total debt to total capital was 44 percent at December 31, 1998 and 1997 and 43 percent at December 31, 1996. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Capital Expenditures

     At December 31, 1998, property, plant and equipment was approximately 86 percent of total consolidated assets. This compares to 85 percent and 90 percent for the years ended December 31, 1997 and 1996, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing operations.

     Capital expenditures by the Partnership were $22.8 million, $19.8 million and $14.9 million for 1998, 1997 and 1996, respectively. Projected capital expenditures for 1999 are approximately $22.3 million and are expected to be funded from cash generated by operations and Buckeye's bank line of credit. See "Business--Capital Expenditures." Planned capital expenditures include, among other things, installation of transmix tanks, renewal and replacement of several tank roofs and seals, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves, facility automation and various facility improvements that facilitate increased pipeline volumes. Capital expenditures are expected to remain at approximately this level for the next few years as a result of the General Partner's plan to automate certain facilities in order to more effectively control operating costs.

 Environmental Matters

     The Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 1998, the Operating Partnerships incurred operating expenses of $1.8 and capital expenditures of $1.7 million for environmental matters. Capital expenditures of $1.2 million for environmental related projects are included in the Partnership's plans for 1999. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

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

Employee Stock Ownership Plan

     In connection with the Acquisition, the ESOP was formed for the benefit of employees of BMC, the General Partner and the shareholders of BMC. BMC borrowed $63 million pursuant to a 15-year term loan from a third-party lender. BMC then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of Series A Convertible Preferred Stock of BAC ("BAC Preferred Stock"). The BAC Preferred Stock had a 7.5% cumulative dividend rate and a conversion rate of approximately 7.7 shares of BAC common stock per share of BAC Preferred Stock.

     In December 1996, the Board of Directors of BMC approved the ESOP Restructuring. The ESOP Restructuring was approved by a majority of the holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997, in connection with the ESOP Restructuring, the Partnership issued an additional 2,573,146 LP Units (adjusted for a two-for-one split) which are beneficially owned by the ESOP through Services Company. The market value of the LP Units issued to Services Company was approximately $64.2 million. As a result of the Partnership's issuance of the LP Units, the Partnership's obligation to reimburse BMC for certain executive compensation costs was permanently released, the incentive compensation formula was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. The $64.2 million market value of the LP Units issued to Services Company was recorded as a deferred charge relating to the ESOP Restructuring and is being amortized over
13.5 years. As part of the ESOP Restructuring, the $63 million loan from the third party lender became a direct obligation of the ESOP which is secured by the stock of Services Company and guaranteed by BMC and certain of its affiliates.

     Total ESOP related costs charged to earnings during 1998 were $1.2 million, representing a non-cash accrual of the estimated difference between distributions to be paid on the LP Units and the total debt service requirements under the ESOP loan (the "top-up provision").

     Total ESOP related costs charged to earnings through August 12, 1997, the date of the ESOP Restructuring, were $5.0 million, which included $2.8 million of interest expense with respect to the ESOP loan, $2.0 million based upon the value of 1,976 shares of BAC Preferred Stock released and allocated to employees accounts through August 12, 1997, and administrative costs of $0.2 million. Subsequent to August 12, 1997, ESOP related costs charged to the Partnership in 1997 were $0.1 million in administrative costs and an additional $0.4 million for a top-up provision. The 1,976 shares of BAC Preferred Stock that were released and allocated to employees' accounts were exchanged for 40,354 shares of Services Company stock during 1997.

     Total ESOP related costs charged to earning during 1996 were $5.6 million, which included $3.5 million of interest expense with respect to the ESOP loan and $2.1 million based upon the value of 2,074 shares of BAC Preferred Stock released to employees' accounts. The 2,074 shares of BAC Preferred Stock that were released to employees' accounts in 1996 were exchanged for 42,355 shares of Services Company stock in 1997.

     As a result of the ESOP Restructuring, the Partnership will not incur any additional charges related to interest expense and shares released to employees' accounts under the ESOP. The Partnership will, however, incur ESOP-related costs to the extent that required contributions to the ESOP are in excess of distributions received on the LP Units owned by Services Company, for taxes associated with the sale of the LP Units and for routine administrative costs.

Accounting Statements Not Yet Adopted

 Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard will be effective for the Partnership's financial statements in the year 2000. The General Partner has not yet assessed the impact of this new standard on the Partnership's financial statements.

Information Systems--Year 2000 Compliance

     In 1998, the Partnership established a comprehensive plan to assess the impact of the Year 2000 issue on the software and hardware utilized by the Partnership's internal operations and pipeline control systems. As part of that assessment, a team is in the process of reviewing and documenting the status of the Partnership's systems for Year 2000 compliance. The key information systems under review include financial systems, pipeline operating systems, and the Partnership's SCADA (Supervisory Control and Data Acquisition) system. In connection with each of these areas, consideration is being given to hardware, operating systems, applications, database management, system interfaces, electronic transmission and outside vendors.

     The Partnership relies on third-party suppliers for certain systems, products and services including telecommunications. The Partnership has received certain information concerning Year 2000 status from a group of critical suppliers and vendors, and anticipates receiving additional information in the near future that will assist the Partnership in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remediate their year 2000 issues.

     At this time, the Partnership believes that the total cost for known or anticipated remediation of its information systems to make them Year 2000 compliant will not be material. Management of the Partnership believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Completion of the plan and testing of replacement or modified systems is anticipated for the third quarter of 1999. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Partnership would be unable to take customer orders, ship petroleum products, invoice customers or collect payments. The effect on the Partnership's liabilities and revenues due to a failure of its systems or a third-party system cannot be predicted.

     The Company has contingency plans for some pipeline critical applications, involving manual operations, and is working on additional contingency plans to address unavoided or unavoidable risks associated with Year 2000 issues.

Forward-Looking Statements

     Information contained above in this Management's Discussion and Analysis and elsewhere in this Report on Form 10-K with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risk and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) changes in laws and regulations, including safety, tax and accounting matters; (3) competitive pressures from alternative energy sources;
(4) liability for environmental claims; (5) improvements in energy efficiency and technology resulting in reduced demand; (6) labor relations; (7) changes in real property tax assessments, (8) regional economic conditions; (9) the success of the Partnership and its suppliers in achieving Year 2000 compliance; and (10) interest rate fluctuations and other capital market conditions.

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 8. Financial Statements and Supplementary Data


                            BUCKEYE PARTNERS, L.P.

        Index to Financial Statements and Financial Statement Schedules

                                                                          Page Number
                                                                        --------------
Financial Statements and Independent Auditors' Report:
  Independent Auditors' Report ......................................         24
  Consolidated Statements of Income--For the years ended December 31,
   1998, 1997 and 1996 ..............................................         25
  Consolidated Balance Sheets--December 31, 1998 and 1997 ...........         26
  Consolidated Statements of Cash Flows--For the years ended December
   31, 1998, 1997 and 1996 ..........................................         27
  Notes to Consolidated Financial Statements ........................         28
Financial Statement Schedules and Independent Auditors' Report:
  Independent Auditors' Report ......................................         S-1
  Schedule I--Registrant's Condensed Financial Statements ...........         S-2

     Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT


To the Partners of Buckeye Partners, L.P.:


     We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
January 28, 1999 (March 5, 1999 as to Note 19)

                             BUCKEYE PARTNERS, LP

                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per unit amounts)

                                                                                 Year Ended December 31,
                                                                         ---------------------------------------
                                                                Notes        1998          1997          1996
                                                               -------   -----------   -----------   -----------
Revenue ....................................................        2     $ 184,477     $ 184,981     $ 182,955
                                                                          ---------     ---------     ---------
Costs and expenses
   Operating expenses ......................................     3,14        79,439        86,833        87,855
   Depreciation and amortization ...........................    2,5,6        16,432        13,177        11,333
   General and administrative expenses .....................       14        14,248        12,896        14,983
                                                                          ---------     ---------     ---------
    Total costs and expenses ...................... ........                110,119       112,906       114,171
                                                                          ---------     ---------     ---------
Operating income ...........................................                 74,358        72,075        68,784
                                                                          ---------     ---------     ---------
Other income (expenses)
   Interest income .........................................                    251         2,046         1,589
   Interest and debt expense ...............................                (15,886)      (21,187)      (21,854)
   Minority interests and other ............................       14        (6,716)       (4,127)          818
                                                                          ---------     ---------     ---------
    Total other income (expenses) ................. ........                (22,351)      (23,268)      (19,447)
                                                                          ---------     ---------     ---------
Income before extraordinary loss ...........................                 52,007        48,807        49,337
Extraordinary loss on early extinguishment of debt .........        8            --       (42,424)           --
                                                                          ---------     ---------     ---------
Net income .................................................              $  52,007     $   6,383     $  49,337
                                                                          =========     =========     =========
Net income allocated to General Partner ....................       15     $     470     $      85     $     493
Net income allocated to Limited Partners ...................       15     $  51,537     $   6,298     $  48,844
Earnings per Partnership Unit
Income allocated to General and Limited Partners per
  Partnership Unit:
   Income before extraordinary loss ........................              $    1.93     $    1.92     $    2.03
   Extraordinary loss on early extinguishment of
     debt ..................................................                     --         (1.67)           --
                                                                          ---------     ---------     ---------
Net income .................................................              $    1.93     $    0.25     $    2.03
                                                                          =========     =========     =========
Earnings per Partnership Unit--assuming dilution
Income allocated to General and Limited Partners per
  Partnership Unit:
   Income before extraordinary loss ........................              $    1.92     $    1.91     $    2.02
   Extraordinary loss on early extinguishment of
     debt ..................................................                     --         (1.66)           --
                                                                          ---------     ---------     ---------
Net income .................................................              $    1.92     $    0.25     $    2.02
                                                                          =========     =========     =========

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, LP

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                              December 31,
                                                                        -------------------------
                                                             Notes          1998          1997
                                                          -----------   -----------   -----------
Assets
  Current assets
   Cash and cash equivalents ..........................           2      $  8,341      $  7,349
   Temporary investments ..............................           2            --         2,854
   Trade receivables ..................................           2         7,578        10,195
   Inventories ........................................           2         2,988         2,087
   Prepaid and other current assets ...................           4         5,320         7,297
                                                                         --------      --------
      Total current assets ............................                    24,227        29,782
  Property, plant and equipment, net ..................        2, 5       532,696       520,941
  Other non-current assets ............................       6, 12        61,176        64,339
                                                                         --------      --------
      Total assets ....................................                  $618,099      $615,062
                                                                         ========      ========
Liabilities and partners' capital
  Current liabilities
   Accounts payable ...................................                  $  4,369      $  3,664
   Accrued and other current liabilities ..............    3, 7, 15        26,124        21,073
                                                                         --------      --------
      Total current liabilities .......................                    30,493        24,737
   Long-term debt .....................................           8       240,000       240,000
   Minority interests .................................                     2,501         2,535
   Other non-current liabilities ......................   9, 10, 14        46,620        45,012
   Commitments and contingent liabilities .............           3            --            --
                                                                         --------      --------
      Total liabilities ...............................                   319,614       312,284
                                                                         --------      --------
Partners' capital .....................................          15
   General Partner ....................................                     2,390         2,432
   Limited Partners ...................................                   296,095       300,346
                                                                         --------      --------
      Total partners' capital .........................                   298,485       302,778
                                                                         --------      --------
      Total liabilities and partners' capital .........                  $618,099      $615,062
                                                                         ========      ========


See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                (In thousands)

                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                             Notes        1998           1997           1996
                                                            -------   ------------   ------------   ------------
Cash flows from operating activities:
  Income before extraordinary loss ......................              $  52,007      $   48,807     $  49,337
                                                                       ---------      ----------     ---------
  Adjustments to reconcile income to net cash
  provided by operating activities:
   Extraordinary loss on early extinguishment of
     debt ...............................................        8            --         (42,424)           --
   Gain on sale of property, plant and equipment ........                   (195)            (11)       (2,651)
   Depreciation and amortization ........................      5,6        16,432          13,177        11,333
   Minority interests ...................................                    594              96           506
   Distributions to minority interests ..................                   (628)           (474)         (374)
   Change in assets and liabilities:
     Temporary investments ..............................                  2,854          11,674       (13,633)
     Trade receivables ..................................                  2,617           2,341         3,759
     Inventories ........................................                   (901)           (355)         (171)
     Prepaid and other current assets ...................                  1,977             418          (443)
     Accounts payable ...................................                    705            (615)        1,873
     Accrued and other current liabilities ..............                  5,051          (3,015)        1,072
     Other non-current assets (1) .......................                 (1,535)            319        (1,798)
     Other non-current liabilities ......................                  1,608          (1,566)       (1,680)
                                                                       ---------      ----------     ---------
      Total adjustments from operating activities .......                 28,579         (20,435)       (2,207)
                                                                       ---------      ----------     ---------
      Net cash provided by operating activities .........                 80,586          28,372        47,130
                                                                       ---------      ----------     ---------
Cash flows from investing activities:
  Capital expenditures ..................................                (22,750)        (19,841)      (14,881)
  Net proceeds from (expenditures for) disposal of
   property, plant and equipment ........................                   (544)           (814)        4,497
                                                                       ---------      ----------     ---------
      Net cash used in investing activities .............                (23,294)        (20,655)      (10,384)
                                                                       ---------      ----------     ---------
Cash flows from financing activities:
  Capital contribution ..................................                     --               5            10
  Proceeds from exercise of unit options ................                    366             516           974
  Proceeds from issuance of long-term debt ..............        8            --         240,000            --
  Payment of long-term debt .............................        8            --        (214,000)           --
  Distributions to Unitholders ..........................    15,16       (56,666)        (44,305)      (36,527)
                                                                       ---------      ----------     ---------
      Net cash used in financing activities .............                (56,300)        (17,784)      (35,543)
                                                                       ---------      ----------     ---------
Net increase (decrease) in cash and cash equivalents.....        2           992         (10,067)        1,203
Cash and cash equivalents at beginning of year ..........        2         7,349          17,416        16,213
                                                                       ---------      ----------     ---------
Cash and cash equivalents at end of year ................              $   8,341      $    7,349     $  17,416
                                                                       =========      ==========     =========
Supplemental cash flow information:
  Cash paid during the year for interest (net of
   amount capitalized) ..................................              $  15,918      $   21,432     $  21,900
Non-cash change in financing activities:
  Issuance of LP Units in exchange for BAC stock ........       12            --      $   64,200            --
Non-cash change in operating activities:
  (1) Deferred charge from issuance of LP Units .........     6,12            --      $   64,200            --


See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1998 AND 1997 AND
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

     In connection with an internal restructuring, effective December 31, 1998, Buckeye Management Company ("BMC") transferred its general partnership interest in the Partnership, as well as certain other assets and liabilities, to its wholly-owned subsidiary, Buckeye Pipe Line Company (the "General Partner"). Buckeye Pipe Line Company will now serve as sole general partner of the Partnership and will continue to serve as sole general partner of each Operating Partnership. As of December 31, 1998, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an effective 2 percent interest in the Partnership.

     Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 3,105 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products.

     During March 1996, BMC Acquisition Corp. ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of BMC from a subsidiary of American Financial Group, Inc. ("American Financial") (the "Acquisition"). BAC, which subsequently changed its name to Glenmoor, Ltd. ("Glenmoor"), is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain director-level employees of Buckeye Pipe Line Services Company ("Services Company").

     On August 12, 1997, the General Partner's employees were transferred to Services Company, a newly formed corporation wholly owned by the ESOP. Services Company employs all of the employees previously employed by the General Partner and became the sponsor of all of the employee benefit plans previously maintained by the General Partner. Services Company also entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, which in turn are reimbursed by the Partnership, except for certain executive compensation costs which after August 12, 1997 are no longer reimbursed (See Note 14).

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

                            BUCKEYE PARTNERS, L.P.

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

 Revenue Recognition

     Substantially all revenue is derived from interstate and intrastate transportation of petroleum products. Such revenue is recognized as products are delivered to customers. Such customers include major integrated oil companies, major refiners and large regional marketing companies. While the consolidated Partnership's continuing customer base numbers approximately 97, no customer during 1998 contributed more than 10 percent of total revenue. The Partnership does not maintain an allowance for doubtful accounts.

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

 Income Taxes

     For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 1998 and 1997, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $285 million and $253 million, respectively.

 Environmental Expenditures

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action. In 1997, the Partnership adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities". SOP 96-1 prescribes that accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort. Although the Partnership previously accrued for direct costs of remediation and certain indirect costs, additional indirect costs were required to be accrued by the Partnership at the time of adopting SOP 96-1, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The effect of initially applying the provisions of SOP 96-1 has been treated as a change in accounting estimate and is not material to the accompanying financial statements.

 Pensions

     Services Company maintains a defined contribution plan, defined benefit plans (see Note 10) and an employee stock ownership plan (see Note 12) which provide retirement benefits to substantially all of its regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement.

 Postretirement Benefits Other Than Pensions

     Services Company provides postretirement health care and life insurance benefits for certain of its retirees (see Note 10). Certain other retired employees are covered by a health and welfare plan under a union agreement.

 Comprehensive Income

     The Partnership has not reported comprehensive income due to the absence of items of other comprehensive income in any period presented.

 Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting

                            BUCKEYE PARTNERS, L.P.

standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard will be effective for the Partnership's financial statements in the year 2000. The General Partner has not yet assessed the impact of this new standard on the Partnership's financial statements.

 Segment Reporting and Related Information

     Effective for the December 31, 1998 financial statements, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership has one reportable segment, transportation of refined petroleum products.

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

 Environmental

     In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses of $1.8 million, $2.7 million and $3.1 million for 1998, 1997 and 1996, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

     Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Partnerships relating to these clean-up sites cannot be reasonably estimated and could be material. With respect to each site, however, the Operating Partnership involved is one of several or as many as several hundred potentially responsible parties that would share in the total costs of clean-up under the principle of joint and several liability. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings.

 Guaranteed Investment Contract

     The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased

                            BUCKEYE PARTNERS, L.P.

in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan received an interest only contract from Aurora National Life Assurance Company (the "Aurora GIC") in substitution for its Executive Life GIC. The Aurora GIC provided for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan has received certain additional cash payments through the maturity date of the contract. The Plan also received a payment of approximately $2 million in March, 1998, from the Pennsylvania Life and Health Insurance Guaranty Association for partial reimbursement of losses of Plan participants who were Pennsylvania residents on December 6, 1991.

     In May 1991, in order to safeguard the basic retirement and savings benefits of its employees, BMC (as General Partner) entered into an arrangement with the Plan that would guarantee the Plan would receive at least its initial principal investment of $7.4 million plus interest at an effective rate per annum of 5 percent from July 1, 1989. On September 3, 1998, the Aurora GIC matured and BMC has met its guaranty obligation to the Plan. Total costs incurred in connection with the guaranty obligation were approximately $0.4 million and were reimbursed by the Partnership.

4. PREPAID AND OTHER CURRENT ASSETS

     Prepaid and other current assets consist primarily of receivables from third parties for pipeline relocations and other work either completed or in-progress. Prepaid and other current assets also include prepaid insurance, prepaid taxes and other miscellaneous items.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:



                                                                 December 31,
                                                           -------------------------
                                                               1998          1997
                                                           -----------   -----------
                                                                (In thousands)
   Land ................................................    $  9,498      $  9,504
   Buildings and leasehold improvements ................      27,569        27,510
   Machinery, equipment and office furnishings .........     533,063       524,735
   Construction in progress ............................      30,676        17,484
                                                            --------      --------
                                                             600,806       579,233
      Less accumulated depreciation ....................      68,110        58,292
                                                            --------      --------
      Total ............................................    $532,696      $520,941
                                                            ========      ========


     Depreciation expense was $11,734,000, $11,371,000 and $11,333,000 for the years 1998, 1997 and 1996, respectively.

6. OTHER NON-CURRENT ASSETS

     Other non-current assets consist of the following:

                                                  December 31,
                                             -----------------------
                                                1998         1997
                                             ----------   ----------
                                                 (In thousands)
   Deferred charge (see Note 12) .........    $57,696      $62,394
   Other .................................      3,480        1,945
                                              -------      -------
      Total ..............................    $61,176      $64,339
                                              =======      =======


                            BUCKEYE PARTNERS, L.P.

     The $64.2 million market value of the LP Units issued in connection with the restructuring of the ESOP in August 1997 (the "ESOP Restructuring") was recorded as a deferred charge and is being amortized on the straight line basis over 13.5 years (See Note 12). Amortization of the deferred charge related to the ESOP Restructuring was $4,698,000 in 1998 and $1,806,000 in 1997.


7. ACCRUED AND OTHER CURRENT LIABILITIES


     Accrued and other current liabilities consist of the following:


                                                       December 31,
                                                   ---------------------
                                                      1998        1997
                                                   ---------   ---------
                                                      (In thousands)
   Taxes--other than income ....................   $ 8,729     $ 9,157
   Accrued charges due General Partner .........     8,724       3,231
   Environmental liabilities ...................     2,121       3,141
   Interest ....................................       699         732
   Accrued operating power .....................     1,080         819
   Accrued outside services ....................       352         365
   Other .......................................     4,419       3,628
                                                   -------     -------
      Total ....................................   $26,124     $21,073
                                                   =======     =======

8. LONG-TERM DEBT AND CREDIT FACILITIES


     Long-term debt consists of the following:

                                                                    December 31,
                                                              -------------------------
                                                                  1998          1997
                                                              -----------   -----------
                                                                   (In thousands)
   Senior Notes:
     6.98% Series 1997A due December 16, 2024 (subject to
      $25.0 million annual sinking fund requirement com-
      mencing December 16, 2020) ..........................    $125,000      $125,000
     6.89% Series 1997B due December 16, 2024 (subject to
      $20.0 million annual sinking fund requirement
      commencing December 16, 2020) .......................     100,000       100,000
     6.95% Series 1997C due December 16, 2024 (subject to
      $2.0 million annual sinking fund requirement
      commencing December 16, 2020) .......................      10,000        10,000
     6.96% Series 1997D due December 16, 2024
      (subject to $1.0 million annual sinking fund
      requirement commencing December 16, 2020) ...........       5,000         5,000
                                                               --------      --------
      Total ...............................................    $240,000      $240,000
                                                               ========      ========


     At December 31, 1998, there are no scheduled maturities of debt within the next five year period. A total of $240,000,000 of debt is scheduled to mature in the period 2020 through 2024.

                            BUCKEYE PARTNERS, L.P.

     The fair value of the Partnership's debt is estimated to be $241 million and $240 million as of December 31, 1998 and 1997, respectively. The values at December 31, 1998 and 1997 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

     In December 1997, Buckeye entered into an agreement to issue $240.0 million of Senior Notes (Series 1997A through 1997D) bearing interest ranging from 6.89 percent to 6.98 percent (see Note 8). The proceeds from the issuance of the Senior Notes, plus additional amounts approximating $4.5 million, were used to extinguish all of the First Mortgage Notes outstanding, totaling $202.1 million bearing interest ranging from 7.11 percent to 11.18 percent. This debt extinguishment resulted in an extraordinary loss of $42.4 million in 1997 consisting of $41.4 million of prepayment premium and $1.0 million in fees and expenses.

     The indenture, as amended in connection with the issuance of the Senior Notes (the "Indenture") contains covenants which affect Buckeye, Laurel and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property,
(c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

     During December 1998, Buckeye established a line of credit from commercial banks (the "Credit Agreement") which permits borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate at the option of Buckeye. The Credit Agreement expires December 16, 2003. At December 31, 1998 there were no borrowings outstanding under the Credit Agreement.

     The Credit Agreement contains certain covenants which affect Buckeye and the Partnership. Generally, the Credit Agreement (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios contained in the Credit Agreement, (b) prohibits Buckeye from creating or incurring certain liens on its property, (c) prohibits the Partnership or Buckeye from disposing of property which is material to its operations, and (d) limits consolidation, merger and asset transfers by Buckeye and the Partnership.


9. OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of the following:

                                                         December 31,
                                                    -----------------------
                                                       1998         1997
                                                    ----------   ----------
                                                        (In thousands)
   Accrued employee benefit liabilities .........    $36,919      $36,319
   Accrued top-up reserve .......................      1,656          460
   Accrued non-current taxes ....................      2,450        3,183
   Other ........................................      5,595        5,050
                                                     -------      -------
      Total .....................................    $46,620      $45,012
                                                     =======      =======

10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Services Company provides retirement benefits, primarily through noncontributory pension plans, for substantially all of its regular full-time employees, except those covered by certain labor

                            BUCKEYE PARTNERS, L.P.

contracts, under which Services Company contributes 5 percent of each covered employee's salary. Services Company also sponsors a retirement income guarantee plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986, a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company's policy is to fund amounts as are necessary to at least meet the minimum funding requirements of ERISA.

     Services Company also provides postretirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and has to meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

     A reconciliation of the beginning and ending balances of the benefit obligations under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                               Postretirement
                                                    Pension Benefits              Benefits
                                                 -----------------------   -----------------------
                                                    1998         1997         1998         1997
                                                 ----------   ----------   ----------   ----------
                                                                  (In thousands)
   Change in benefit obligation
   Benefit obligation at beginning of
     year ....................................    $ 14,469     $11,764      $ 24,943     $ 23,562
   Service cost ..............................         511         291           540          507
   Interest cost .............................         888         819         1,707        1,720
   Actuarial (gain) loss .....................      (1,353)       (437)        3,317          626
   Change in assumptions .....................       1,229       2,832            --           --
   Adjusted benefit payments .................        (622)       (800)       (1,114)      (1,472)
                                                  --------     -------      --------     --------
   Benefit obligation at end of year .........    $ 15,122     $14,469      $ 29,393     $ 24,943
                                                  ========     =======      ========     ========


     A reconciliation of the beginning and ending balances of the fair value of plan assets under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                                   Postretirement
                                                    Pension Benefits                  Benefits
                                               --------------------------   -----------------------------
                                                   1998           1997           1998            1997
                                               ------------   -----------   -------------   -------------
                                                                     (In thousands)
   Change in plan assets
   Fair value of plan assets at
     beginning of year .....................     $  6,993      $  6,305       $      --       $      --
   Actuarial return on plan assets .........        1,264         1,278              --              --
   Revaluation of asset ....................          951            --              --              --
   Employer contribution ...................          270           510           1,114           1,472
   Benefits paid ...........................         (614)       (1,100)         (1,114)         (1,472)
                                                 --------      --------       ---------       ---------
   Fair value of plan assets at end of
     year ..................................     $  8,864      $  6,993       $      --       $      --
                                                 ========      ========       =========       =========
   Funded status ...........................     $ (6,258)     $ (5,043)      $ (29,393)      $ (24,943)
   Unrecognized prior service cost .........         (751)         (837)         (2,898)         (3,478)
   Unrecognized actuarial loss .............          945           391           1,832          (1,467)
   Unrecognized net asset at
     transition ............................         (782)         (942)             --              --
                                                 --------      --------       ---------       ---------
   Accrued benefit cost ....................     $ (6,846)     $ (6,431)      $ (30,459)      $ (29,888)
                                                 ========      ========       =========       =========

                            BUCKEYE PARTNERS, L.P.

     The weighted average assumptions used in accounting for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:

                                                                         Postretirement
                                                Pension Benefits            Benefits
                                              ---------------------   ---------------------
                                                 1998        1997        1998        1997
                                              ---------   ---------   ---------   ---------
Weighted-average assumptions as of
 December 31
   Discount rate ..........................      6.5%        7.0%        7.0%        7.0%
   Expected return on plan assets .........      8.5%        8.5%         N/A         N/A
   Rate of compensation increase ..........      4.5%        5.0%         N/A         N/A

     The assumed rate of cost increase in the postretirement health care and life insurance plan in 1998 was 8.0 percent and 9.0 percent for non-Medicare eligible and Medicare eligible retirees, respectively. The assumed annual rates of cost increase decline each year through 2005 to a rate of 4.0 percent, and remain at 4.0 percent thereafter for both non-Medicare eligible and Medicare eligible retirees.


     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1 percent change in the health care cost trend rate for each future year would have had the following effects on 1998 results:

                                                            1-Percentage      1-Percentage
                                                           Point Increase    Point Decrease
                                                          ----------------  ---------------
                                                                   (In thousands)
   Effect on total service cost and interest cost
     components ........................................       $  429          $   (346)
   Effect on postretirement benefit obligation .........       $4,650          $ (3,830)


     The components of the net periodic benefit cost recognized for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:

                                                    Pension Benefits               Postretirement Benefits
                                             -------------------------------  ---------------------------------
                                                1998       1997       1996       1998        1997        1996
                                             ---------  ---------  ---------  ----------  ----------  ---------
                                                                       (In thousands)
   Components of net periodic
     benefit cost
   Service cost ...........................   $  511     $  291     $  485      $  540      $  507     $  500
   Interest cost ..........................      888        819        889       1,707       1,720      1,651
   Expected return on plan assets .........     (656)      (531)      (694)         --          --         --
   Amortization of unrecognized
     transition asset .....................     (160)      (160)      (160)         --          --         --
   Amortization of prior service cost .....      (86)       (70)       (70)       (580)       (580)      (580)
   Amortization of unrecognized
     losses ...............................      189         68         67          18           5         11
                                              ------     ------     ------      ------      ------     ------
   Net periodic benefit cost ..............   $  686     $  417     $  517      $1,685      $1,652     $1,582
                                              ======     ======     ======      ======      ======     ======


     Services Company also participates in a multi-employer retirement income plan which provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $126,000, $129,000 and $144,000 for 1998, 1997 and 1996, respectively.

                            BUCKEYE PARTNERS, L.P.

     In addition, Services Company contributes to a multi-employer postretirement benefit plan which provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $106,000, $110,000 and $133,000 for 1998, 1997 and 1996, respectively.

11. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

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

     The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan was amended and restated on July 14, 1998. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") of Services Company not to exceed 720,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options granted prior to 1998 were granted with a feature that allows Optionees to apply accrued credit balances (the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such Options. The Distribution Equivalents are an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. Options granted after 1997 do not have a Distribution Equivalent feature. Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of Services Company following the date of the grant of the Option. Options granted prior to 1998 vested in varying amounts beginning generally three years after the date of grant. Options granted after 1997 vest in three years. Options granted in 1998 are exercisable for a period of seven years following the date on which they vest. Options granted prior to 1998 are exercisable for a period of five years following the date on which they vest. The Partnership recorded compensation expense related to the Option Plan of $34,000, $179,000 and $283,000 in 1998, 1997 and 1996,
respectively. Compensation and benefit costs of executive officers were not charged to the Partnership after August 12, 1997 (See Note 14). If compensation cost for the Option Plan had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the pro-forma amounts below:

                                               1998          1997         1996
                                           ------------  -----------  ------------
                                                        (In thousands
                                                  except per Unit amounts)
   Net income
      As reported .......................    $ 52,007      $ 6,383      $ 49,337
      Pro forma .........................    $ 52,006      $ 6,387      $ 49,318
   Basic earnings per unit
      As reported and Pro forma .........    $   1.93      $  0.25      $   2.03
   Diluted earnings per unit
      As reported and Pro forma .........    $   1.92      $  0.25      $   2.02

                            BUCKEYE PARTNERS, L.P.

     Options granted in 1998 vest after 3 years following the date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. A portion of each option granted prior to 1998 vests after three, four and five years following the date of the grant. The assumptions used for options granted in 1998, 1997 and 1996 are indicated below.

                                              Risk-free Interest Rate          Expected Life (Years)
                                          -------------------------------  ------------------------------
    Year of      Dividend                         Vesting Period                   Vesting Period
 Option Grant      Yield     Volatility    3 Years    4 Years    5 Years    3 Years    4 Years    5 Years
--------------  ----------  ------------  ---------  ---------  ---------  ---------  ---------  --------
     1998          7.1%        24.7%         5.5%       N/A        N/A        3.50        N/A        N/A
     1997            0%        19.6%         6.4%       6.4%       6.5%       3.25       4.25       5.25
     1996            0%        13.0%         6.3%       6.4%       6.5%       3.25       4.25       5.25

     Options granted in 1998 assume a dividend yield of 7.1 percent. No dividend yield was assumed on options granted prior to 1998 as the exercise price of the option is adjusted downward during the term of the option to take account of the dividends paid on the underlying stock that the option holder does not receive.

     A summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 1998, 1997 and 1996 is as follows:

                                                  1998                      1997                      1996
                                        ------------------------  ------------------------  -------------------------
                                                       Weighted                  Weighted                   Weighted
                                            Units       Average       Units       Average       Units       Average
                                            Under      Exercise       Under      Exercise       Under       Exercise
                                           Option        Price       Option        Price       Option        Price
                                        ------------  ----------  ------------  ----------  ------------  -----------
Outstanding at beginning of year .....     221,140      $ 15.51      197,340      $ 15.36      186,240      $ 14.18
Granted ..............................      20,300        29.50       51,900        21.07       72,000        19.00
Exercised ............................     (21,000)       11.78      (28,100)       13.74      (60,900)       12.06
                                           -------                   -------                   -------
Outstanding at end of year ...........     220,440        15.71      221,140        15.51      197,340        15.36
                                           =======                   =======                   =======
Options exercisable at year-end ......      49,540                    20,140                     5,040
Weighted average fair value of
 options granted during the year .....   $    3.75                 $    5.62                 $    4.41

     The following table summarizes information relating to LP Unit options outstanding under the Option Plan at December 31, 1998:

                                    Options Outstanding                       Options Exercisable
                    ---------------------------------------------------  ------------------------------
                       Options      Weighted Average       Weighted         Options         Weighted
     Range of        Outstanding        Remaining           Average       Exercisable       Average
  Exercise Prices    at 12/31/98    Contractual Life    Exercise Price    at 12/31/98    Exercise Price
------------------  -------------  ------------------  ----------------  -------------  ---------------
$6.00 to $10.00          8,340         3.2 Years           $ 7.48             8,340          $ 7.48
$10.01 to $15.00       128,600         5.8 Years            13.16            29,500           12.62
$15.01 to $20.00        63,200         7.0 Years            17.55            11,700           15.59
$20.01 to $30.00        20,300         9.5 Years            29.50                --              --
                       -------                                               ------
   Total               220,440         6.4 Years            15.71            49,540           12.45
                       =======                                               ======

     At December 31, 1998, there were 330,100 LP Units available for future grants under the Option Plan.

                            BUCKEYE PARTNERS, L.P.

12. EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the Acquisition, the ESOP was formed for the benefit of employees of BMC, the General Partner and shareholders of BMC. BMC borrowed $63 million pursuant to a 15-year term loan from a third-party lender. BMC then loaned $63 million to the ESOP, which used the loan proceeds to purchase $63 million of Series A Convertible Preferred Stock of BAC ("BAC Preferred Stock"). The BAC Preferred Stock had a 7.5% cumulative dividend rate and a conversion rate of approximately 7.7 shares of BAC common stock per share of BAC Preferred Stock.

     In December 1996, the Board of Directors of BMC approved a restructuring of the ESOP (the "ESOP Restructuring"). The ESOP Restructuring was approved by a majority of the holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997, in connection with the ESOP Restructuring, the Partnership issued an additional 2,573,146 LP Units which are beneficially owned by the ESOP through Services Company. The market value of the LP Units issued to Services Company was approximately $64.2 million. As a result of the Partnership's issuance of the LP Units, the Partnership's obligation to reimburse BMC for certain executive compensation costs was permanently released, the incentive compensation paid by the Partnership to BMC under the existing incentive compensation agreement was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. The $64.2 million market value of the LP Units issued was recorded as a deferred charge relating to the ESOP Restructuring and is being amortized over 13.5 years. As a result of the ESOP Restructuring, the $63 million loan from the third party lender became a direct obligation of the ESOP and is secured by the stock of Services Company and guaranteed by BMC and certain of its affiliates.

     Total ESOP related costs charged to earnings during 1998 were $1,196,000, representing a non-cash accrual of the current year's portion of the estimated difference between the total distributions to be received on the LP Units and the total debt service requirements under the ESOP loan (the "top-up provision").

     Total ESOP related costs charged to earnings during 1997 were $5,241,000 which included $2,805,000 of interest expense with respect to the ESOP loan, $1,976,000 based upon the value of 1,976 shares of BAC Preferred Stock released and allocated to employees accounts through August 12, 1997 and the accrual of a $460,000 top-up provision. The 1,976 shares of BAC Preferred Stock that were released and allocated to employees' accounts were subsequently exchanged for 40,354 shares of Services Company stock during 1997.

     Total ESOP related costs charged to earnings during 1996 were $5,596,000 which included $3,522,000 of interest expense with respect to the ESOP loan and $2,074,000 based upon the value of 2,074 shares of BAC Preferred Stock released and allocated to employees' accounts. The 2,074 shares of BAC Preferred Stock that were released and allocated to employees' accounts in 1996 were converted to 42,355 shares of Services Company stock in 1997.

     As a result of the ESOP Restructuring the Partnership will not incur any additional charges related to interest expense and shares released to employees' accounts under the ESOP. The Partnership will, however, incur ESOP-related costs to the extent that required contributions to the ESOP are in excess of distributions received on the LP Units owned by Services Company, for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs.

                            BUCKEYE PARTNERS, L.P.

     Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP loan bear to the total of all principal and interest payments due under the ESOP loan. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Services Company stock, allocated to employees, receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP loan.

13. LEASES AND COMMITMENTS

     The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 1998 are approximately $2.8 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

     The General Partner leases space in an office building and certain copying equipment and Buckeye leases certain computing equipment and automobiles. The rent on such leases is charged to the Operating Partnerships. Future minimum lease payments under these noncancelable operating leases at December 31, 1998 were as follows: $610,000 for 1999, $408,000 for 2000, $371,000 for 2001,
$359,000 for 2002, $333,000 for 2003 and $954,000 thereafter.

     Buckeye is party to an energy services agreement in connection with the use of main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next thirteen years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods.

     Rent expense for all operating leases was $7,192,000, $6,606,000 and $5,276,000 for 1998, 1997 and 1996, respectively.

14. RELATED PARTY TRANSACTIONS

     The Partnership and the Operating Partnerships are managed by the General Partner. Under certain partnership agreements and management agreements, BMC, the General Partner, Services Company and certain related parties are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership and the Operating Partnerships.

     In connection with the Acquisition in March 1996, the Partnership Agreement was amended to (a) extend the period under which the General Partner would agree to act as general partner of the Partnership until the later of (i) December 23, 2011 or (ii) the date the ESOP loan is paid in full, (b) clarify that fair market value of the GP Units includes the value of the right to receive incentive compensation for purposes of determining the amount required to be paid by any successor general partner of the Partnership, and (c) reduce the threshold for payment of Restricted Payments by BMC or the General Partner from $23,000,000 to $5,000,000. The Partnership received an opinion of counsel that the execution of the amendment to the Partnership Agreement would not (a) result in the loss of limited liability of any limited partner or (b) result in the Partnership or any Operating Partnership being treated as an association taxable as a corporation for federal income tax purposes. The amendment to the Partnership Agreement and related opinion of counsel were approved on behalf of the Partnership by a special committee of disinterested directors.

                            BUCKEYE PARTNERS, L.P.

     In March 1996, the Incentive Compensation Agreement was amended and restated to delete American Financial as a party to the agreement and clarify that the Incentive Compensation Agreement terminates if the General Partner is removed as general partner of the Partnership. The amended Incentive Compensation Agreement was approved on behalf of the Partnership by a special committee of disinterested directors.

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

     Also in connection with the ESOP Restructuring, the General Partner's employees were transferred to Services Company. Services Company employs all of the employees previously employed by the General Partner and has become the sponsor of all of the employee benefit plans previously maintained by the General Partner. Services Company also entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships over a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, other than as described below with respect to certain executive compensation. BMC and the General Partner are reimbursed by the Partnership and the Operating Partnerships. Costs reimbursed to BMC, the General Partner or Services Company by the Partnership and the Operating Partnerships totaled $54.4 million, $57.2 million and $61.1 million in 1998, 1997 and 1996, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to officers and employees of BMC, the General Partner and Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Compensation and benefit costs of the executive officers of BMC were not charged to the Partnership after August 12, 1997 pursuant to the Exchange Agreement entered into among BMC, the Partnership and the Operating Partnerships. Services Company, which is beneficially owned by the ESOP, owns 2,573,146 LP Units (approximately 9.6 percent of the LP Units outstanding). Distributions received by Services Company on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $5,390,000 during 1998 and $2,483,000 for the period August 12, 1997 through December 31, 1997.

     In August 1997, the Incentive Compensation Agreement was further amended to exclude the LP Units held by Services Company from the incentive compensation calculation and to reduce the amount of incentive compensation payable to the General Partner by at least $121,000 per year at annual distribution levels below $2.10 and to increase incentive compensation at annual distribution levels above $2.20. Included in minority interests and other expenses are incentive compensation payments of $6.4 million, $3.0 million and $1.3 million in 1998, 1997 and 1996, respectively.

     The management agreements between the General Partner and the Operating Partnerships were amended in August 1997 to include the provisions of the Exchange Agreement dated August 12, 1997 among the Partnership, the General Partner and certain of their affiliates. The amended and restated agreements of limited partnership of each of the Operating Partnerships were also amended as of August 12, 1997 to exclude from the definition of reimbursable costs, any cost or expense for which BMC and its affiliates are not entitled to be reimbursed pursuant to the terms of the Exchange Agreement.

                            BUCKEYE PARTNERS, L.P.

     In July 1998, through a consent solicitation approved by more than two-thirds of the LP Unitholders, amendments to the Partnership Agreement were adopted to (i) remove the limitation on the number of limited partnership units of the Partnership that may be issued without the approval of the Unitholders;
(ii) eliminate the restrictions on the amount of debt that can be incurred by the Partnership or its Operating Partnerships and (iii) remove the limitations on the amount of capital expenditures that can be made by the Partnership or the Operating Partnerships in any calendar year.

     In December 1998, the Partnership Agreement was amended and restated to reflect the transfer of the general partnership interest in the Partnership from BMC to the General Partner.

15. PARTNERS' CAPITAL

     Changes in partners' capital for the years ended December 31, 1996, 1997, and 1998 were as follows:

                                                        General         Limited
                                                        Partner        Partners           Total
                                                      -----------   --------------   --------------
                                                            (In thousands, except for Units)
   Partners' capital at January 1, 1996 ...........    $  2,622     $  259,563       $  262,185
   Net income .....................................         493         48,844           49,337
   Distributions ..................................        (365)       (36,162)         (36,527)
   Proceeds from exercise of unit options and
     capital contributions ........................          10            974              984
                                                       --------     -----------      -----------
   Partners' capital at December 31, 1996 .........       2,760        273,219          275,979
   Net income .....................................          85          6,298            6,383
   Distributions ..................................        (418)       (43,887)         (44,305)
   Value of Units issued in connection with
     ESOP Restructuring ...........................          --         64,200           64,200
   Proceeds from exercise of unit options and
     capital contributions ........................           5            516              521
                                                       --------     -----------      -----------
   Partners' capital at December 31, 1997 .........       2,432        300,346          302,778
   Net Income .....................................         470         51,537           52,007
   Distributions ..................................        (512)       (56,154)         (56,666)
   Proceeds from exercise of unit options .........          --            366              366
                                                       --------     -----------      -----------
   Partners capital December 31, 1998 .............    $  2,390     $  296,095       $  298,485
                                                       ========     ===========      ===========
   Units outstanding at January 1, 1996 ...........     243,024     24,059,460       24,302,484
   Units issued pursuant to the unit option and
     distribution equivalent plan and capital
     contributions ................................         616         60,900           61,516
                                                       --------     -----------      -----------
   Units outstanding at December 31, 1996 .........     243,640     24,120,360       24,364,000
   Units issued in connection with ESOP
     Restructuring ................................          --      2,573,146        2,573,146
   Units issued pursuant to the unit option and
     distribution equivalent plan and capital
     contributions ................................         274         28,100           28,374
                                                       --------     -----------      -----------
   Units outstanding at December 31, 1997 .........     243,914     26,721,606       26,965,520
   Units issued pursuant to the unit option and
     distribution equivalent plan .................          --         21,000           21,000
                                                       --------     -----------      -----------
   Units outstanding at December 31, 1998 .........     243,914     26,742,606       26,986,520
                                                       ========     ===========      ===========


                            BUCKEYE PARTNERS, L.P.

     Historical Partnership Unit information has been restated to reflect a two-for-one unit split approved effective February 13, 1998.

     The net income per unit for 1998, 1997 and 1996 was calculated using the weighted average outstanding units of 26,982,099, 25,385,042 and 24,346,706, respectively.

     The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units.

16. CASH DISTRIBUTIONS

     The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. In 1998, quarterly distributions of $0.525 per GP and LP Unit were paid in February, May, August and November. In 1997, quarterly distributions of $0.375 in February and May, $0.44 in August and $0.525 in November were paid per GP and LP Unit. In 1996, quarterly distributions of $0.375 per GP and LP Unit were paid in February, May, August and November. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $56,666,000 in 1998, $44,305,000 in 1997 and
$36,527,000 in 1996.

17. QUARTERLY FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

     Summarized quarterly financial data for 1998 and 1997 are set forth below. Quarterly results were influenced by seasonal factors inherent in the Partnership's business.

                                         1st                         2nd                         3rd
                                       Quarter                     Quarter                     Quarter
                              --------------------------  --------------------------  --------------------------
                                  1998          1997          1998          1997          1998          1997
                              ------------  ------------  ------------  ------------  ------------  ------------
                                                   (In thousands, except per unit amounts)
Revenue ....................    $ 43,048      $ 43,815      $ 47,034      $ 46,398      $ 47,716      $ 47,333
Operating income ...........      16,361        16,844        18,863        16,646        20,088        18,593
Income before
 extraordinary loss ........      10,916        11,526        13,446        11,381        14,436        12,730
Net income .................      10,916        11,526        13,446        11,381        14,436        12,730
Earnings per Partnership
 Unit:
Income before
 extraordinary loss ........        0.40          0.47          0.50          0.47          0.53          0.49
Net income per Unit ........        0.40          0.47          0.50          0.47          0.53          0.49
Earnings per Partnership
 Unit-assuming dilution:
Income before
 extraordinary loss ........        0.40          0.47          0.50          0.47          0.53          0.49
Net income .................        0.40          0.47          0.50          0.47          0.53          0.49
                                         4th
                                       Quarter                       Total
                              --------------------------  ----------------------------
                                  1998          1997           1998           1997
                              ------------  ------------  -------------  -------------
                                      (In thousands, except per unit amounts)
Revenue ....................    $ 46,679     $   47,435     $ 184,477      $ 184,981
Operating income ...........      19,046         19,992        74,358         72,075
Income before
 extraordinary loss ........      13,209         13,170        52,007         48,807
Net income .................      13,209        (29,254)       52,007          6,383
Earnings per Partnership
 Unit:
Income before
 extraordinary loss ........         0.49           0.49          1.93           1.92
Net income per Unit ........         0.49         (1.08)          1.93           0.25
Earnings per Partnership
 Unit-assuming dilution:
Income before
 extraordinary loss ........         0.49           0.49          1.92           1.91
Net income .................         0.49         (1.08)          1.92           0.25

     The earnings per Partnership Unit presented above reflect a two-for-one unit split effective February 13, 1998.

                            BUCKEYE PARTNERS, L.P.

18. EARNINGS PER UNIT

     The following is a reconciliation of basic and dilutive income before extraordinary loss per Partnership Unit for the years ended December 31, 1998, 1997 and 1996:

                             Income      Units        Per       Income       Units        Per       Income      Units        Per
                            (Numer-    (Denomi-      Unit      (Numer-     (Denomi-      Unit      (Numer-    (Denomi-      Unit
                             ator)      nator)      Amount      ator)       nator)      Amount      ator)      nator)      Amount
                           ---------  ----------  ----------  ---------   ----------  ----------  ---------  ----------  ----------
                                                            (In thousands, except per unit amounts)
Income before
 extraordinary loss .....   $52,007                            $48,807                              $49,337
                            -------                            -------                              -------
Basic earnings per
 Partnership Unit .......    52,007     26,982    $ 1.93        48,807      25,385      $ 1.92       49,337     24,347      $ 2.03
                                                  ======                                ======                              ======
Effect of dilutive
 securities--options.....        --        104                      --         107                      --          62
                            -------     ------                 -------      ------                  -------     ------
Diluted earnings per
 Partnership Unit .......   $52,007     27,086    $ 1.92       $48,807      25,492      $ 1.91      $49,337     24,409      $ 2.02
                            =======     ======    ======       =======      ======      ======      =======     ======      ======

     Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan (see Note 11).

19. SUBSEQUENT EVENTS

     In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in public right-of-way in New York City. The settlement agreement is expected to result in a gain of approximately $11.0 million for the Partnership in the second quarter of 1999. The settlement is contingent upon various conditions set forth in the stipulation and order of settlement.

     In March 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG") for cash consideration of $12.6 million. The assets acquired by the Partnership from ARG include a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois and related assets, including inventories and accounts receivable. The Partnership will operate such business under the name of Buckeye Refining Company, LLC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The Partnership does not have directors or officers. The executive officers of the General Partner perform all management functions for the Partnership and the Operating Partnerships in their capacities as officers and directors of the General Partner and Services Company. Directors and officers of the General Partner are selected by BMC. See "Certain Relationships and Related Transactions."

Directors of the General Partner

     Set forth below is certain information concerning the directors of the General Partner.

     Name, Age and Present                           Business Experience During
 Position with General Partner                            Past Five Years
-------------------------------   ---------------------------------------------------------------
Alfred W. Martinelli, 71          Mr. Martinelli has been Chairman of the Board and Chief
  Chairman of the Board,          Executive Officer of the General Partner and BMC for more
  Chief Executive Officer         than five years. He has been a Director of BMC since October
  and Director*                   1986. Mr. Martinelli served as President of BMC from February
                                  1991 to February 1992. He was Chairman and Chief Executive
                                  Officer of Penn Central Energy Management Company
                                  ("PCEM"), for more than five years, until his resignation in
                                  March 1996. Mr. Martinelli was also Vice Chairman and a direc-
                                  tor of American Financial and a director of American Annuity
                                  Group, Inc., for more than five years until his resignation in
                                  March 1996.

C. Richard Wilson, 54             Mr. Wilson became Vice Chairman of the Board of the General
  Vice Chairman                   Partner on December 31, 1998. He has been a director of the
  Director*                       General Partner for more than five years. Mr. Wilson was Chief
                                  Operating Officer of the General Partner from July 1987 until
                                  July 1998 and President from February 1991 until July 1998. He was elected Vice Chairman of the Board of BMC in July 1998,
                                  Chief Operating Officer of BMC in January 1997 and President
                                  of BMC in March 1996. Mr. Wilson has been a director of BMC since February 1995.

Brian F. Billings, 60             Mr. Billings became a director of the General Partner on
  Director                        December 31, 1998. Mr. Billings has been a director of BMC since October 1986. He served as Chairman of the General Part-
                                  ner until February 1995. Mr. Billings was President of PCEM from December 1986 to 1995.

     Name, Age and Present                           Business Experience During
 Position with General Partner                             Past Five Years
-------------------------------   ----------------------------------------------------------------
Neil M. Hahl, 50                  Mr. Hahl became a director of the General Partner and BMC in
  Director*                       September 1997. He is President of The Weitling Group, a busi-
                                  ness consulting firm and a Director of American Capital Strate-
                                  gies, Ltd., a specialty finance firm. Mr. Hahl was previously a director of BMC from February 1989 until March, 1996 and
                                  served as President of BMC from February 1992 until March
                                  1996. From January 1993 to August 1996, he was a Senior Vice
                                  President of American Financial Group and its predecessor,
                                  The Penn Central Corporation.

Edward F. Kosnik, 54              Mr. Kosnik became a director of the General Partner on Decem-
  Director                        ber 31, 1998. Mr. Kosnik has been a director of BMC since
                                  October 1986. Since June 1997, he has been President of Ber-
                                  wind Corporation, a diversified company. Mr. Kosnik was
                                  Senior Executive Vice President and Chief Operating Officer of
                                  Alexander & Alexander Services, Inc. from May 1996 until Janu-
                                  ary 1997. He was Executive Vice President and Chief Financial
                                  Officer of Alexander & Alexander Services, Inc. from August
                                  1994 to April 1996. Mr. Kosnik was Chairman of the Board,
                                  President and Chief Executive Officer of JWP, Inc. from May
                                  1993 through April 1994.

Jonathan O'Herron, 69             Mr. O'Herron became a director of the General Partner on
  Director                        December 31, 1998. Mr. O'Herron has been a director of BMC since September 1997. He had been Managing Director of Laz-
                                  ard Freres & Company, LLC for more than five years.

William C. Pierce, 58             Mr. Pierce became a director of the General Partner on Decem-
  Director                        ber 31, 1998. Mr. Pierce had been a director of BMC since Feb-
                                  ruary 1987. He was Executive Vice President and Group Execu-
                                  tive of Chemical Bank and Chemical Banking Corporation from
                                  November 1992 until his retirement in July 1994.

Ernest R. Varalli, 68             Mr. Varalli has been a director of the General Partner and BMC
  Director*                       since July 1987. He was Executive Vice President, Chief Finan-
                                  cial Officer and Treasurer for more than five years until 1996.
                                  Mr. Varalli served as Executive Vice President, Chief Financial
                                  Officer and Treasurer of PCEM until his resignation in March
                                  1996. Mr. Varalli had been a consultant to American Financial, for more than five years, until March 1996.

Robert H. Young, 77               Mr. Young became a director of the General Partner on Decem-
  Director                        ber 31, 1998. Mr. Young had been a director of BMC since July
                                  1987. Since October 1991, he has been Counsel to the law firm of Morgan, Lewis & Bockius LLP. Mr. Young is also Chairman of the Board of Directors of Independence Blue Cross.

---------------
* Also a director of Services Company.

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

Executive Officers of the General Partner

     Set forth below is certain information concerning the executive officers the General Partner who also serve in similar positions in Services Company.

   Name, Age and Present                         Business Experience During
          Position                                    Past Five Years
---------------------------  -----------------------------------------------------------------
William H. Shea, Jr., 44     Mr. Shea was named President and Chief Operating Officer of
  President and Chief        the General Partner and BMC in July 1998. Mr. Shea had been
  Operating Officer          named Executive Vice President of the General Partner in Sep-
                             tember 1997 and previously served as Vice President of Market-
                             ing and Business Development of the General Partner from
                             March 1996 to September 1997. Mr. Shea was Vice President--
                             West Central Region of Laidlaw Environmental Services from
                             1994 until 1995. He was Vice President--Sales and Eastern
                             Region Operations of USPCI, Inc. (a subsidiary of Union Pacific
                             Corporation) from 1993 until 1994. Mr. Shea is the son-in-law of
                             Mr. Alfred W. Martinelli.

David J. Martinelli, 38      Mr. Martinelli was named Senior Vice President and Treasurer
  Senior Vice President      of the General Partner in July 1998 and previously served as
  and Treasurer              Vice President and Treasurer of the General Partner from June
                             1996. Mr. Martinelli served as Assistant Treasurer of the Gen-
                             eral Partner from March 1996 to June 1996. He was employed in a corporate financial position with Salomon Brothers Inc from 1993 until 1996. He is the son of Mr. Alfred W. Martinelli.

Stephen C. Muther, 49        Mr. Muther has been Senior Vice President--Administration,
  Senior Vice President--    General Counsel and Secretary of the General Partner since
  Administration,            February 1995. Mr. Muther served as General Counsel, Vice
  General Counsel            President--Administration and Secretary of the General Part-
  and Secretary              ner from May 1990 to February 1995.

Steven C. Ramsey, 44         Mr. Ramsey has been Senior Vice President--Finance and Chief
  Senior Vice President--    Financial Officer of the General Partner since February 1995.
  Finance and Chief          Mr. Ramsey served as Vice President and Treasurer of the Gen-
  Financial Officer          eral Partner from February 1991 to February 1995.


Item 11. Executive Compensation

Director Compensation

     The fee schedule for directors of the General Partner is as follows: annual fee, $15,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Messrs. Martinelli, Varalli and Wilson do not receive any fees as directors. Directors' fees paid by BMC in 1998 to its directors amounted to $147,800. Mr. Hahl received $118,100 for consulting services, and Mr. Varalli was paid a consulting fee in the amount of $112,500. Each of these payments were reimbursed by the Partnership. Members of the Board of Directors of Services Company are not compensated for their services as directors.

Executive Compensation

     Prior to the consummation of the ESOP Restructuring on August 12, 1997, executive officers of the General Partner and other employees of the General Partner received compensation and benefits which were reimbursed by the Partnership and the Operating Partnerships. As part of the ESOP Restructuring, the Partnership and the Operating Partnerships were permanently released from their obligation to reimburse the General Partner for certain compensation and fringe benefit costs for executive level duties performed by the General Partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of the General Partner. See "Certain Relationships and Related Transactions."

Executive Officer Severance Agreements

     BMC, Services Company and Glenmoor entered into severance agreements in May 1997 with four executive officers of the General Partner providing for the payment of severance compensation equal to the amount of annual base salary and incentive compensation then being paid to such individuals (the "Severance Compensation Amount"). Such officers were C. Richard Wilson, then President and Chief Operating Officer; Michael P. Epperly, then Senior Vice President--Operations; Steven C. Ramsey, Senior Vice President--Finance; and Stephen C. Muther, Senior Vice President - Administration, General Counsel and Secretary. The severance agreements provide for 1.5 times the Severance Compensation Amount upon termination of such individual's employment without "cause" under certain circumstances not involving a "change of control" of the Partnership, and 2.99 times such individual's Severance Compensation Amount (subject to certain limitations) following a "change of control". For purposes of the severance agreements, a "change of control" is defined as the acquisition (other than by the General Partner and its affiliates) of 80 percent or more of the LP Units of the Partnership. Any costs incurred under the severance agreements was to be reimbursed by the Partnership.

     In April 1998, in connection with the realignment of senior management, Mr. Wilson was named Vice Chairman and was succeeded as President and Chief Operating Officer of the General Partner by William H. Shea, Jr. Mr. Epperly's position was eliminated, and his responsibilities were assigned to other officers. The General Partner entered into agreements with each of Messrs. Wilson and Epperly under which they would receive the equivalent of the Severance Compensation Amount and certain additional compensation pending their retirement. Thereafter, each of Messrs. Wilson and Epperly agreed to provide certain consulting services to the General Partner for a period of 60 months for a fixed annual fee. Total costs incurred in 1998 under Messrs. Wilson's and Epperly's severance agreements amounted to $0.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

Director Recognition Program

     The General Partner has adopted the Director Recognition Program (the "Recognition Program") that had been instituted by BMC in September 1997. The Recognition Program provides that, upon retirement or death and subject to certain conditions, directors receive a recognition benefit of up to three times their annual director's fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of the General Partner or BMC. A minimum of three full years of service as a member of the Board of Directors is required for eligibility under the Recognition Program. Members of the Board of Directors who are concurrently serving as an officer or employee of the General Partner or its affiliates are not eligible for the Recognition Program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Services Company owns approximately 9.6 percent of the outstanding LP Units as of March 15, 1999. No other person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of March 15, 1999.

     The following table sets forth certain information, as of March 15, 1999, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and by all directors and executive officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner owned beneficially, as of March 15, 1999, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

                                Name                                    Number of LP Units (1)
--------------------------------------------------------------------   -----------------------
Brian F. Billings ..................................................          15,000(2)
Neil M. Hahl .......................................................           2,000(2)
Edward F. Kosnik ...................................................          10,000(2)
Alfred W. Martinelli ...............................................           9,000(2)
Stephen C. Muther ..................................................          13,500
Jonathan O'Herron ..................................................          14,800
William C. Pierce ..................................................           1,600(2)
Steven C. Ramsey ...................................................          14,000
William H. Shea, Jr. ...............................................           4,200(2)
Ernest R. Varalli ..................................................          13,000(2)
C. Richard Wilson ..................................................           5,000
Robert H. Young ....................................................           5,000
All directors and executive officers as a group
  (consisting of 13 persons, including those named above) ..........         107,100

---------------
(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.

(2) The LP Units owned by the persons indicated have shared voting and investment power with their respective spouses.


Item 13. Certain Relationships and Related Transactions

     The Partnership and the Operating Partnerships are managed by the General Partner pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the several Amended and Restated Agreements of Limited Partnership of the Operating Partnerships (the "Operating Partnership Agreements") and the several Management Agreements between the General Partner and the Operating Partnerships (the "Management Agreements"). BMC, which had been general partner of the Partnership, contributed its general partnership interest and certain other assets to the General Partner effective December 31, 1998. The General Partner is a wholly-owned subsidiary of BMC.

     Under the Partnership Agreement and the Operating Partnership Agreements, as well as the Management Agreements, the General Partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnerships, except as otherwise provided by the Exchange Agreement (as discussed below). These costs and expenses include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to employees of the General Partner (other than certain executive officers), tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Such reimbursed amounts constitute a substantial portion of the revenues of the General Partner.

     On March 22, 1996, BAC, now Glenmoor, acquired all of the common stock of BMC from a subsidiary of American Financial for $63 million. The purchase price was financed in part through the ESOP. Glenmoor is owned by certain directors and members of senior management of the General Partner or trusts for the benefit of their families and certain director-level employees of Services Company.

     Glenmoor is entitled to receive an annual management fee for certain management functions it provides to the General Partner pursuant to a Management Agreement among Glenmoor, BMC and the General Partner. The amount is approved each year by the disinterested directors of the General Partner. The management fee includes a Senior Administrative Charge of not less than $975,000, reimbursement for certain compensation costs and expenses and participation of Glenmoor employees in the General Partner's employee benefit plans, including the ESOP. Amounts paid to Glenmoor in 1998 for management fees equaled $2.4 million, including $1.0 for Senior Administrative Charge and $1.4 million of reimbursed expenses. Amounts paid in 1997 to Glenmoor for management fees equaled $3.1 million, including $1.0 million for the Senior Administrative Charge and $2.1 million of reimbursed expenses.

     On August 12, 1997, with approval of a majority interest of Unitholders at a special meeting held on August 11, 1997, the Partnership restructured the ESOP by replacing the ESOP's investment in BAC with a beneficial ownership interest in LP Units. The Partnership issued 2,573,146 LP Units to Services Company in consideration for, among other things, (i) the permanent release of the Partnership's obligation to reimburse the General Partner, and its affiliates for certain senior executive compensation costs, and (ii) the reduction of the General Partner's incentive compensation formula under the Incentive Compensation Agreement (as discussed below).

     In connection with the ESOP Restructuring, the ESOP Loan was also restructured. The amount, term and interest rate applicable to the ESOP Loan were not changed, but the ESOP became the direct borrower under the ESOP Loan. The ESOP secured the ESOP Loan with, among other things, a pledge of the LP Units held by Services Company. The ESOP Loan is guaranteed by Glenmoor, BMC, the General Partner and Services Company. The distributions on the LP Units held by the ESOP will be used to pay the principal and interest on the ESOP Loan. The General Partner will make an additional contribution to the ESOP (the "top-up provision"), if necessary, to pay any balance due under the ESOP Loan. The top-up contribution will be reimbursed by the Partnership to the extent it exceeds certain reserves established by the General Partner for that purpose.

     In connection with the ESOP Restructuring, the General Partner's employees were transferred to Services Company. Services Company employs all of the employees previously employed by the General Partner and has become the sponsor of all of the employee benefit plans previously maintained by the General Partner. Services Company also entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships over a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses. Costs reimbursed to BMC, the General Partner or Services Company by the Partnership and the Operating Partnerships totaled $54.4 million and $57.2 million in 1998 and 1997, respectively. Compensation and benefit costs of certain executive officers of BMC or the General Partner were not charged to the Partnership after August 12, 1997 pursuant to the Exchange Agreement.

The following chart depicts the ownership relationships among the Partnership, the General Partner and various other parties:

 ____________           ____________            _____________________
|            |         |            |          |                     |
|  Public    |         |            |          |                     |
|Unitholders |         |    ESOP    |          |      Glenmoor       |
|____________|         |____________|          |_____________________|
      |                       |                           |
      |                       | 100%                      | 100%
      |                       |                           |
      |                 ____________            _____________________
      |                |            |          |                     |
      |                | Services   |          |                     |
      |                | Company    |          |         BMC         |
      |                |____________|          |_____________________|
       \                      /                           |
         \                   /                            |
     90%   \                / 9%                          | 100%
             \             /                              |
              ______________                    _____________________
             |              |        1%        |                     |
             |   Buckeye    |__________________|Buckeye Pipe Line Co.|
             |Partners, L.P.|                  |  (General Partner)  |
             |______________|                  |_____________________|
                    |                                     |
                    | 99%                                 |
                    |                                     |
              ______________                              |
             |              |         1%                  |
             |  Operating   |_____________________________|
             | Partnerships |
             |______________|


     As part of the ESOP Restructuring, the Incentive Compensation Agreement was amended to change the target and payment thresholds, and the General Partner also agreed not to receive any incentive compensation in respect of distributions on the LP Units issued pursuant to the ESOP Restructuring. The Incentive Compensation Agreement, as subsequently amended to reflect the two-for-one LP Unit split effective on January 29, 1998, provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 35 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.375 but is not more than $0.425, plus (iv) 40 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.425 but is not more than $0.525, plus (v) 45 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.525. the General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering in December 1986. Incentive compensation paid by the Partnership for quarterly cash distributions totaled $6,405,000 and $3,042,000 in 1998 and 1997 respectively. No special cash distributions have ever been paid by the Partnership.

     On December 31, 1998, BMC transferred its general partnership interest and certain other assets relating to the Partnership to the General Partner and the General Partner assumed certain liabilities and obligations of BMC, including the liabilities and obligations of BMC under the Exchange Agreement, the Services Agreement and the Incentive Compensation Agreement.

     On February 4, 1999, the General Partner announced a quarterly distribution of $0.525 per GP and LP Unit payable on February 26, 1999. As such distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner incentive compensation aggregating $1.6 million as a result of this distribution.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (a) The following documents are filed as a part of this Report:

       (1) and (2) Financial Statements and Financial Statement Schedule--see Index to Financial Statements and Financial Statement Schedule appearing on page 23.

        (3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 Exhibit Number
 (Referenced to
   Item 601 of
 Regulation S-K)
----------------
            *3.1   -- Amended and Restated Agreement of Limited Partnership of the
                      Partnership, dated as of December 31, 1998.

            *3.2   -- Certificate of Amendment to Amended and Restated Certificate of
                      Limited Partnership of the Partnership, dated as of December 31, 1998.

             4.1   -- Amended and Restated Indenture of Mortgage and Deed of Trust and
                      Security Agreement, dated as of December 16, 1997, by Buckeye to
                      PNC Bank, National Association, as Trustee. (8) (Exhibit 4.1)

             4.2   -- Note Agreement, dated as of December 16, 1997, between Buckeye and The Prudential Insurance Company of America. (8) (Exhibit 4.2)

             4.3   -- Defeasance Trust Agreement, dated as of December 16, 1997, between and among PNC Bank, National Association, and Douglas A. Wilson, as
                      Trustees. (8) (Exhibit 4.3)

             4.4   -- Certain instruments with respect to long-term debt of the Operating
                      Partnerships which relate to debt that does not exceed 10 percent of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17
                      C.F.R. ss.229.601. The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

            10.1   -- Amended and Restated Agreement of Limited Partnership of Buckeye,
                      dated as of December 23, 1986. (1)(2) (Exhibit 10.1)

            10.2   -- Amendment No. 1 to the Amended and Restated Agreement of Limited
                      Partnership of Buckeye, dated as of August 12, 1997. (8) (Exhibit 10.2)

            10.3   -- Management Agreement, dated November 18, 1986, between the
                      Manager and Buckeye. (1)(3) (Exhibit 10.4)

            10.4   -- Amended and Restated Management Agreement, dated November 18,
                      1986 between the General Partner, Buckeye and Glenmoor. (7)
                      (Exhibit 10.2)

  Exhibit Number
  (Referenced to
    Item 601 of
  Regulation S-K)
------------------
            10.5     -- Amendment to Management Agreement dated as of August 12, 1997 between the General Partner, Buckeye and Glenmoor. (8) (Exhibit
                        10.5)

            10.6     -- Amended and Restated Incentive Compensation Agreement, dated as of March 22, 1996, between the General Partner and the Partnership.
                        (7) (Exhibit 10.4)

            10.7     -- Amendment No. 1 to Amended and Restated Incentive Compensation
                        Agreement dated as of March 22, 1997 between the General Partner and the Partnership. (8) (Exhibit 10.7)

            10.8     -- Amendment No. 2 to Amended and Restated Incentive Compensation
                        Agreement dated as of January 20, 1998 between the General Partner and the Partnership. (8) (Exhibit 10.8)

            10.9     -- Services Agreement, dated as of August 12, 1997, among the General
                        Partner, the Manager and Services Company. (8) (Exhibit 10.9)

            10.10    -- Exchange Agreement, dated as of August 12, 1997, among the General
                        Partner, the Manager the Partnership and the Operating Partnership.
                        (8) (Exhibit 10.10)

            10.11    -- Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P.
                        (4)(5) (Exhibit 10.10)

            10.12    -- Buckeye Management Company Unit Option Loan Program. (4)(5)
                        (Exhibit 10.11)

            10.13    -- Form of Executive Officer Severance Agreement. (8) (Exhibit 10.13)

           *10.14    -- Contribution, Assignment and Assumption Agreement, dated as of
                        December 31, 1998, between Buckeye Management Company and
                        Buckeye Pipe Line Company.

           *10.15    -- Director Recognition Program of the General Partner.

           *10.16    -- Credit Agreement dated as of December 16, 1998 among Buckeye Pipe
                        Line Company, L.P., Buckeye Partners, L.P., First Union National Bank
                        as Agent, The First National Bank of Chicago as Documentation Agent
                        and the Lenders party thereto.

           *10.17    -- Guaranty Agreement dated December 16, 1998 by Buckeye Partners,
                        L.P. in favor of First Union National Bank, as agent for the lenders that are or become parties to the Credit Agreement dated as of December
                        16, 1998 among Buckeye Pipe Line Company, L.P., Buckeye Partners,
                        L.P., First Union National Bank as Agent, The First National Bank of
                        Chicago as Documentation Agent and the Lenders party thereto.

             21.1    -- List of subsidiaries of the Partnership. (7) (Exhibit 21.1)

              *27    -- Financial Data Schedule.

---------------
(1) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year
    1986.

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

(8) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year
    1997.

* Filed herewith

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1998:

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                                        By:  Buckeye Pipe Line Company,
                              as General Partner

Dated: March 17, 1999                     By:        /s/ ALFRED W. MARTINELLI
                                          -------------------------------------
                                                      Alfred W. Martinelli
                                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 1999                     By:          /s/ BRIAN F. BILLINGS
                                           -------------------------------------
                                                          Brian F. Billings
                                                              Director

Dated: March 17, 1999                     By:           /s/ NEIL M. HAHL
                                          -------------------------------------
                                                            Neil M. Hahl
                                                              Director

Dated: March 17, 1999                     By:          /s/ EDWARD F. KOSNIK
                                          -------------------------------------
                                                           Edward F. Kosnik
                                                               Director

Dated: March 17, 1999                     By:         /s/ JONATHAN O'HERRON
                                          -------------------------------------
                                                        Jonathan O'Herron
                                                             Director

Dated: March 17, 1999                     By:        /s/ ALFRED W. MARTINELLI
                                          -------------------------------------
                                                       Alfred W. Martinelli
                                             Chairman of the Board and Director
                                                (Principal Executive Officer)

Dated: March 17, 1999                     By:          /s/ WILLIAM C. PIERCE
                                          -------------------------------------
                                                         William C. Pierce
                                                              Director

Dated: March 17, 1999                     By:          /s/ ERNEST R. VARALLI
                                          -------------------------------------
                                                          Ernest R Varalli
                                                              Director

Dated: March 17, 1999                     By:         /s/ C. RICHARD WILSON
                                          -------------------------------------
                                                         C. Richard Wilson
                                                              Director

Dated: March 17, 1999                     By:          /s/ ROBERT H. YOUNG
                                          -------------------------------------
                                                     Robert H. Young Director

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

     We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 28, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Buckeye Partners, L.P. and subsidiaries referred to in Item 14. This consolidated financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
January 28, 1999

                                                                     SCHEDULE I
                            BUCKEYE PARTNERS, L.P.
                  Registrant's Condensed Financial Statements
                                (In thousands)

                                BALANCE SHEETS

                                                                               December 31,
                                                                        ---------------------------
                                                                            1998           1997
                                                                        ------------   ------------
Assets
   Current assets
    Cash and cash equivalents .......................................    $      30      $     469
    Temporary investments ...........................................           --            740
    Other current assets ............................................           44            554
                                                                         ---------      ---------
      Total current assets ..........................................           74          1,763
    Investments in and advances to subsidiaries (at equity) .........      298,566        302,265
                                                                         ---------      ---------
      Total assets ..................................................    $ 298,640      $ 304,028
                                                                         =========      =========
Liabilities and partners' capital
   Current liabilities ..............................................    $     155      $   1,250
                                                                         ---------      ---------
   Partners' capital
    General Partner .................................................        2,390          2,432
    Limited Partners ................................................      296,095        300,346
                                                                         ---------      ---------
      Total partners' capital .......................................      298,485        302,778
                                                                         ---------      ---------
      Total liabilities and partners' capital .......................    $ 298,640      $ 304,028
                                                                         =========      =========

                             STATEMENTS OF INCOME

                                                                Year Ended December 31,
                                                      --------------------------------------------
                                                           1998           1997           1996
                                                      --------------   ----------   --------------
Equity in income of subsidiaries ..................      $ 58,415       $  9,418       $ 50,674
Operating (expenses) credits ......................            (6)            17             (8)
Interest income ...................................             3             48             55
Interest and debt expense .........................            --            (58)           (58)
Incentive compensation to General Partner .........        (6,405)        (3,042)        (1,326)
                                                         ---------      --------       ---------
      Net income ..................................      $ 52,007       $  6,383       $  49,337
                                                         =========      ========       =========

                           STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  ----------------------------------------
                                                                      1998          1997           1996
                                                                  -----------   ------------   -----------
Cash flows from operating activities:
   Net income .................................................    $  52,007     $   6,383      $  49,337
   Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease (increase) in investment in subsidiaries .........        3,699        37,555        (13,590)
    Change in assets and liabilities:
      Temporary investments ...................................          740         4,533         (4,378)
      Other current assets ....................................          510          (481)           (29)
      Current liabilities .....................................       (1,095)       (4,947)         1,204
                                                                   ---------     ---------      ---------
      Net cash provided by operating activities ...............       55,861        43,043         32,544
Cash flows from financing activities:
   Capital contributions ......................................           --             5             10
   Proceeds from exercise of unit options .....................          366           516            974
   Distributions to Unitholders ...............................      (56,666)      (44,305)       (36,527)
                                                                   ---------     ---------      ---------
   Net decrease in cash and cash equivalents ..................         (439)         (741)        (2,999)
   Cash and cash equivalents at beginning of period ...........          469         1,210          4,209
                                                                   ---------     ---------      ---------
   Cash and cash equivalents at end of period .................    $      30     $     469      $   1,210
                                                                   =========     =========      =========
   Supplemental cash flow information:
    Non-cash change from issuance of LP Units .................           --     $  64,200             --
    Non-cash change in investments in subsidiaries ............           --     $  64,200             --

See footnotes to consolidated financial statements of Buckeye Partners, L.P.