Form 10-Q
period 1999-03-31
BUCKEYE PARTNERS L P
filed 1999-04-28
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1999 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _______________ to _______________

Commission file number 1-9356


                     BUCKEYE PARTNERS, L.P.
                     ----------------------
     (Exact name of registrant as specified in its charter)


            Delaware                          23-2432497
-------------------------------           -------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)           Identification No.)


5 Radnor Corporate Center, Suite 500
100 Matsonford Road
Radnor, PA                                        19087
---------------------------------               ----------
(Address  of  principal executive               (Zip Code)
 offices)

Registrant's telephone number, including area code:  610-254-4600


                          Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding at  April 20, 1999
-------------------------          ------------------------------
Limited Partnership Units                  26,757,206 Units

                     BUCKEYE PARTNERS, L.P.
                              INDEX


                                                       Page No.
Part  I. Financial Information

Item 1. Consolidated Financial Statements

     Consolidated Statements of Income                   1
      for the three months ended
       March 31, 1999 and 1998

     Consolidated Balance Sheets                         2
      March 31, 1999 and December 31, 1998

     Consolidated Statements of Cash Flows               3
      for the three months ended
       March 31, 1999 and 1998

     Notes to Consolidated Financial Statements         4-8

Item 2. Management's Discussion and Analysis            9-12
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures         12
        about Market Risk

Part II. Other Information

Item 1. Legal Proceedings                                12

Item 6. Exhibits and Reports on Form 8-K                 12

                      Part I - Financial Information


                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


                                               Three Months Ended
                                                     March 31,
                                               ---------------------
                                                1999          1998
                                                ----          ----
Revenue
 Transportation                               $46,881        $43,048
 Refining                                       6,741              -
                                              -------        -------
  Total Revenue                                53,622         43,048
                                              -------        -------

Costs and expenses
 Cost of refined products sold                  6,119              -
 Operating expenses                            18,976         18,348
 Depreciation and amortization                  4,207          4,102
 General and administrative expenses            4,507          4,237
                                              -------        -------
  Total costs and expenses                     33,809         26,687
                                              -------        -------

Operating income                               19,813         16,361
                                              -------        -------

Other income (expenses)
 Interest income                                   14             20
 Interest and debt expense                     (4,057)        (3,934)
 Minority interests and other                  (1,763)        (1,531)
                                              -------        -------
  Total other income (expenses)                (5,806)        (5,445)
                                              -------        -------

Net income                                    $14,007        $10,916
                                              =======        =======

Net income allocated to General Partner       $   127        $    99

Net income allocated to Limited Partners      $13,880        $10,817

Earnings per Partnership Unit:
 Net income allocated to General and
 Limited Partners per Partnership Unit        $  0.52        $  0.40

Earnings per Partnership Unit -
assuming dilution:
 Net income allocated to General and
 Limited Partners per Partnership Unit        $  0.52        $  0.40


See notes to consolidated financial statements.

[CAPTION]

                        Buckeye Partners, L.P.
                      Consolidated Balance Sheets
                            (In thousands)


                                            March 31,     December 31,
                                              1999            1998
                                              ----            ----
                                           (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                  $ 11,388       $  8,341
  Trade receivables                            10,582          7,578
  Inventories                                   8,886          2,988
  Prepaid and other current assets              5,853          5,320
                                             --------       --------
   Total current assets                        36,709         24,227

  Property, plant and equipment, net          544,466        532,696
  Other non-current assets                     63,356         61,176
                                             --------       --------
   Total assets                              $644,531       $618,099
                                             ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $  7,412       $  4,369
  Accrued and other current liabilities        22,843         26,124
                                             --------       --------
   Total current liabilities                   30,255         30,493

 Long-term debt                               266,000        240,000
 Minority interests                             2,503          2,501
 Other non-current liabilities                 47,189         46,620
 Commitments and contingent liabilities             -              -
                                             --------       --------
  Total liabilities                           345,947        319,614
                                             --------       --------
 Partners' capital
  General Partner                               2,389          2,390
  Limited Partners                            296,195        296,095
                                             --------       --------
   Total partners' capital                    298,584        298,485
                                             --------       --------
   Total liabilities and partners' capital   $644,531       $618,099
                                             ========       ========

See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                1999           1998
                                                ----           ----
Cash flows from operating activities:
 Net income                                   $14,007        $10,916
                                              -------        -------
Adjustments to reconcile net income to
net cash provided by operating activities:
 Gain on sale of property, plant and
  equipment                                         -           (196)
 Depreciation and amortization                  4,207          4,102
 Minority interests                               161            126
 Distributions to minority interests             (159)          (154)
 Changes in assets and liabilities,
  net of acquisitions:
   Temporary investments                            -          2,854
   Trade receivables                           (2,149)         1,902
   Inventories                                 (1,796)          (322)
   Prepaid and other current assets              (533)           (13)
   Accounts payable                             3,043         (1,557)
   Accrued and other current liabilities       (3,321)         1,742
   Other non-current assets                       246           (705)
   Other non-current liabilities                  569              -
                                              -------        -------
     Total adjustments                            268          7,779
                                              -------        -------

   Net cash provided by operating activities   14,275         18,695
                                              -------        -------

Cash flows from investing activities:
 Capital expenditures                          (4,543)        (4,467)
 Acquisitions                                 (18,740)             -
 Expenditures for disposal of property,
  plant and equipment, net                        (37)            55
                                              -------        -------
   Net cash used in investing activities      (23,320)        (4,412)
                                              -------        -------

Cash flows from financing activities:
 Proceeds from exercise of unit options           263            237
 Borrowings                                    26,000              -
 Distributions to Unitholders                 (14,171)       (14,162)
                                              -------        -------
   Net cash provided by (used in)
    financing activities                       12,092        (13,925)
                                              -------        -------

Net increase in cash and cash equivalents       3,047            358
Cash and cash equivalents at beginning of
 period                                         8,341          7,349
                                              -------        -------
Cash and cash equivalents at end of period    $11,388        $ 7,707
                                              =======        =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 4,021        $ 3,931

See notes to consolidated financial statements.

                          BUCKEYE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1998 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and 1998 and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

2. ACQUISITIONS

On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG") for a total purchase price of $12,990,000. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois, and related assets, which included trade receivables and inventory valued at net realizable value. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 4, 1999. The Partnership will operate the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:

          Trade receivables                 $   815,000
          Oil inventory                       4,102,000
          Property, plant and equipment       8,073,000
                                            -----------
          Total                             $12,990,000
                                            ===========

In connection with the acquisition of the ARG assets, the Partnership is obligated to pay additional consideration, not to exceed $5,000,000 in the aggregate over a six-year period, if BRC's gross profits and cash flows exceed certain levels.

On March 31, 1999, the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull") for a total purchase price of $5,750,000. The assets acquired consist primarily of six pipeline operating agreements for major chemical companies in the Gulf Coast area, a 16-mile pipeline (a portion of which is leased to a chemical company), and related assets. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 31, 1999. The Partnership will operate the former Seagull pipeline assets under the name of Buckeye Gulf Coast Pipe Lines, LLC. The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:

          Property, plant and equipment       $2,150,000
          Other non-current assets             3,600,000
                                              ----------
          Net cost of acquisition             $5,750,000
                                              ==========

Pro forma results of operations for the Partnership, assuming the acquisition of the ARG and Seagull assets had occurred at the beginning of the periods indicated below, are as follows:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                           1999      1998
                                           ----      ----
                               (In thousands, except per Unit amounts)
          Revenue                         $64,422   $66,812
          Net income                      $13,275   $10,067
          Earnings per Unit               $  0.49   $  0.37

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

3. SEGMENT INFORMATION

The Partnership has two reportable segments, the transportation segment and the refining segment, which are organized on the basis of products and service. The transportation segment derives its revenues from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. The refining segment derives its revenues from the refining of transmix and the marketing of the resulting product to others for distribution to consumers. Transmix, generally, is various grades and types of refined petroleum products that, during the handling or transportation thereof, have been commingled. In addition, the refining segment owns equipment and operates four retail service stations in the Pittsburgh, Pennsylvania area and may purchase certain quantities of finished product, mainly premium unleaded gasoline and No. 2 diesel fuel, for resale.

The Partnership evaluates performance on the basis of operating income before interest income, interest expense and minority interests and other. The Partnership accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. Such intersegment sales and transfers are eliminated in consolidation.

The Partnership's reportable segments are distinct business enterprises that offer different products or services. Revenues from the transportation segment are generally subject to regulation or are under contract and tend to be less variable than revenues from the refining segment. The refining segment's revenues, to a large extent, are dependent on the market price of refined petroleum products that, for the most part, are beyond the control of management. The segments also require different technology, marketing and risk management strategies.

The following is a summary of each reportable segment's profit and loss and the segment's assets. The refining segment's results of operations include the period from the March 4, 1999 (date of acquisition) through March 31, 1999.

                                Trans-                   Inter-
                              portation    Refining     company     Total
                              ---------    --------     -------     -----
                                            (In thousands)
  Revenues                     $47,061       $6,741    $  (180)    $53,622
  Intersegment revenues            180            -          -         180
  Operating income              19,780           33          -      19,813
  Segment assets               626,415       21,628     (3,512)    644,531
  Expenditures for property,
   plant and equipment           4,543            -          -       4,543

All revenues are from sources within the United States.

4. CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships"), in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Buckeye Pipe Line Company (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or results of operations.

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

5. INVENTORIES

As a result of the BRC acquisition, inventories now consist of transmix, fuel oils, gasolines and other specialty products, as well as pipeline materials and supplies which includes pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items. Inventories are valued at the lower of cost or market on the first-in first-out method. Inventories consisted of the following:


                                       March 31,    December 31,
                                         1999           1998
                                         ----           ----
                                            (In thousands)
    Raw materials                       $4,138        $    -
    Finished goods                       1,392             -
    Additives and other supplies            16             -
    Pipeline materials and supplies      3,340         2,988
                                        ------        ------
       Total                            $8,886        $2,988
                                        ======        ======

6. LONG-TERM DEBT

The Partnership borrowed $26.0 million under its $100 million Credit Agreement during the first quarter 1999 which was used to finance acquisitions of $18.7 million and for working capital purposes. The weighted average interest for the debt was 5.93 percent at March 31, 1999.

7. PARTNERS' CAPITAL

Partners' capital consists of the following:


                                      General   Limited
                                      Partner   Partners     Total
                                      -------   --------     -----
                                            (In thousands)
  Partners' Capital - 1/1/99          $2,390    $296,095   $298,485
  Net Income                             127      13,880     14,007
  Distributions                         (128)    (14,043)   (14,171)
  Exercise of unit options                 -         263        263
                                      ------    --------   --------
  Partners' Capital - 3/31/99         $2,389    $296,195   $298,584
                                      ======    ========   ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the three month periods ended March 31:


                                      Three Months Ended March 31,
                            -------------------------------------------------
                                     1999                       1998
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $14,007                   $10,916
                            -------                   -------

 Basic earnings per
  Partnership Unit           14,007   26,993   $0.52   10,916   26,972   $0.40

 Effect of dilutive
  securities - options            -       94       -        -      103       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $14,007   27,087   $0.52  $10,916   27,075   $0.40
                            =======   ======   =====  =======   ======   =====

Options reported as dilutive securities are related to unexercised options outstanding under the Partnerships' Unit Option Plan.

8. CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

The Partnership has declared a cash distribution of $0.55 per unit payable on May 28, 1999 to unitholders of record on May 7, 1999. The cash distribution represents a quarterly increase of $0.025 per unit to an indicated annual cash distribution level of $2.20 per unit. The total distribution will amount to approximately $14,851,000.

9. ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Partnership's financial statements for all quarters beginning in the year 2000. The General Partner has not yet assessed the impact of this standard on the Partnership's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.

RESULTS OF OPERATIONS

First Quarter

Revenue for the first three months of 1999 from the transportation of refined petroleum products, excluding $0.2 million of intercompany sales, was $46.9 million or 9.1 percent greater than revenue of $43.0 million for the first three months of 1998. Volumes for the first three months of 1999 were 1,050,900 barrels per day, 53,000 barrels per day or 5.3 percent greater than volumes of 997,900 barrels per day for the first three months of 1998. Gasoline volumes were 2.9 percent greater than 1998 levels. Strong growth continued in the Pittsburgh, Pennsylvania market area due to increase in demand and new business gained at Midland, Pennsylvania as a result of a new connection. Demand was also strong at Toledo, Ohio and in the Connecticut, Massachusetts, and Long Island market areas. Distillate volumes were 12.7 percent greater than 1998 levels. In the East, volumes were sharply higher in all markets as degree days were 17 percent higher than in 1998. In the Midwest, revenues were slightly higher primarily on increased demand in the Lima and Toledo, Ohio areas. New business at Springfield, Massachusetts also added to the favorable variance. Turbine fuel volumes increased by 4.0 percent from 1998 levels. The increase in volumes was related to growth at Newark Airport in the East and increased demand at Detroit, Michigan and Toledo, Ohio in the Midwest.

Refining operation revenue for the period March 4, 1999 (date of acquisition) through March 31, 1999 was derived from the sale of 7.3 million gallons of gasoline and 9.0 million gallons of distillate products. Revenue from the sale of gasoline was $3.1 million while revenue from the sale of distillates was $3.6 million.

Costs and expenses for the first three months of 1999 were $33.8 million including $6.7 million in expenses related to BRC's operations. Transportation expenses were $0.4 million or 1.5 percent above 1998 costs and expenses of $26.7 million. Increases in supplies, operating power, professional fees and payroll benefits expense offset declines in payroll expense related to staff reduction programs. The $6.7 million of refining operating expense is related to $6.1 million in cost of refining products sold, depreciation and other operating expenses.

Other expenses were a net expense of $5.8 million during the first three months of 1999 compared to a net expense of $5.4 million during the first three months of 1998.

Competition and Other Business Conditions

With the acquisition of BRC, the Partnership's refining segment is subject to competition from other refiners and marketers of refined petroleum products and subject to market price risks representing the difference between the purchase cost of transmix and the market price of refined petroleum products at the time of resale. In order to reduce the level of market price risk the General Partner has adopted a policy of hedging a substantial portion of BRC's refined product sales through the sale of gasoline and heating oil contracts on the New York Mercantile Exchange.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 1999 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                     As of
                                           ------------------------
                                            3/31/99        12/31/98
                                            -------        --------
Current ratio                              1.2 to 1        0.8 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                       0.7 to 1        0.5 to 1
Working  capital/(deficit)-in thousands    $6,454          $(6,266)
Ratio of total debt to total capital       .47 to 1        .44 to 1
Book value (per Unit)                      $11.06          $11.06

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") which expires on December 16, 2003. At March 31, 1999 there was $26.0 million borrowed under the Credit Agreement.

Cash Provided by Operations

For the three months ended March 31, 1999, cash provided by operations of $14.3 million was derived principally from $18.2 million of income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $4.8 million. Increases in inventories and accounts receivable are attributable to the acquisition of BRC and were offset by a corresponding increase in BRC's accounts payable. Cash provided by operations was used to pay distributions to Unitholders of $14.2 million. During the quarter the Partnership borrowed $26.0 million under its Credit Agreement which was used to finance acquisitions of $18.7 million and for working capital purposes. Changes in non-current assets and liabilities resulted in a net cash source of $0.8 million.

Debt Obligation and Credit Facilities

At March 31, 1999, the Partnership had $266.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $26.0 million of borrowings under the Credit Facility.

The indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture") contains covenants which affect Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Senior Note Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

The Credit Agreement permits borrowings of up to $100 million and contains covenants, which affect Buckeye and the Partnership. Generally, the Credit Agreement (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios contained in the Credit Agreement, (b) prohibits Buckeye from creating or incurring certain liens on its property, (c) prohibits the Partnership or Buckeye from disposing of property which is material to its operations, and (d) limits consolidation, merger and asset transfers by Buckeye and the Partnership.

At March 31, 1999, the ratio of total debt to total capital was 47 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At March 31, 1999, approximately 84 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 1999 totaled $4.5 million and was equivalent to capital expenditures for the three months ended March 31, 1998. The Partnership continues to make capital expenditures in connection with the automation of its facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency.

Property Tax Settlement

In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in public right-of-way in New York City. The settlement agreement is expected to result in a gain of approximately $11.0 million, including a cash refund of $6.0 million, for the Partnership in the second quarter of 1999. The settlement is contingent upon various conditions set forth in the stipulation and order of settlement.

OTHER MATTERS

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Partnership's financial statements for all quarters beginning in the year 2000. The General Partner has not yet assessed the impact of this standard on the Partnership's financial statements.

Information Systems-Year 2000 Compliance

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

The Partnership relies on third-party suppliers for certain systems, products and services including telecommunications. The Partnership has received certain information concerning Year 2000 status from a group of critical suppliers and vendors, and anticipates receiving additional information in the near future that will assist the Partnership in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remedy their year 2000 issues.

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

The  Company  has  contingency  plans  for  pipeline  critical   applications,
involving manual operations, and is working on additional contingency plans to address unavoided or unavoidable risks associated with Year 2000 issues.

Forward Looking Statements

This  SEC  Form 10-Q includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the General Partner believes that its expectations are based on reasonable assumptions, it can give no assurance that such assumptions will materialize.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Partnership uses derivative financial instruments to manage price risk associated with the market price of refined petroleum products. The derivative instruments that the Partnership selects are negatively correlated to the market price of petroleum products. The intent is to protect operating margins and the overall profitability of the refining segment from adverse changes in refined petroleum product prices. At March 31, 1999 the Partnership had hedged approximately 60 percent of its petroleum product inventory and had approximately $0.3 million of unrealized losses related to futures contracts held. The results of operations for the quarter ended March 31, 1999 include approximately $0.8 million in realized losses related to investments in futures contracts. However, this loss was offset by gains in refined product sales by BRC.

                        Part II - Other Information

Item 1. Legal Proceedings

On March 29, 1999, the complaint in the action Shakerdge v. Martinelli, et al., a putative class action pending in the Delaware Court of Chancery, was dismissed without prejudice by stipulation among the parties. For additional information concerning this litigation and other legal proceedings, see Item 3 of the Partnership's Form 10-K for the fiscal year ended December 31, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27 Financial Data Schedule

(b) Buckeye Partners, L.P. filed a Current Report on Form 8-K on January 8, 1999 announcing that, effective December 31, 1998, Buckeye Management Company had transferred its general partnership interest in the Partnership to Buckeye Pipe Line Company, a wholly owned subsidiary of Buckeye Management Company.

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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                              By:  Buckeye Management Company,
                                    as General Partner



Dated:  April 27, 1999        By:  /s/ Steven C. Ramsey
                                   ---------------------------
                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)