Form 10-Q
period 1999-06-30
BUCKEYE PARTNERS L P
filed 1999-07-23
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q




  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1999 or

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


     Class                            Outstanding at July 20, 1999
Limited Partnership Units                    26,772,106 Units

                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                       Page No.

Part  I. Financial Information


Item 1. Consolidated Financial Statements


     Consolidated Statements of Income                   1
      for the three months and six months ended
       June 30, 1999 and 1998


     Consolidated Balance Sheets                         2
      June 30, 1999 and December 31, 1998


     Consolidated Statements of Cash Flows               3
      for the six months ended
       June 30, 1999 and 1998


     Notes to Consolidated Financial Statements        4-9


Item 2. Management's Discussion and Analysis          10-14
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures        14
        about Market Risk


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K               14

Item 1.  Consolidated Financial Statements

                     Buckeye Partners, L.P.
                Consolidated Statements of Income
             (In thousands, except per Unit amounts)
                           (Unaudited)


  Three Months Ended                                         Six Months Ended
      June 30,                                                   June 30,
  ------------------                                         ----------------
   1999      1998                                             1999      1998
   ----      ----                                             ----      ----
                     Revenue
 $50,461   $47,034    Transportation                        $ 97,342  $ 90,082
  26,106      -       Refining                                32,847       -
 -------   -------                                          --------  --------
  76,567    47,034     Total Revenue                         130,189    90,082
 -------   -------                                          --------  --------

                     Costs and expenses
  21,650        -     Cost of Refined Products Sold           27,769        -
  13,633    20,565    Operating expenses                      32,609    38,913
   5,040     4,082    Depreciation and amortization            9,247     8,184
   4,128     3,524    General and administrative expenses      8,635     7,761
 -------   -------                                          --------  --------
  44,451    28,171     Total costs and expenses               78,260    54,858
 -------   -------                                          --------  --------

  32,116    18,863   Operating income                         51,929    35,224
 -------   -------                                          --------  --------

                     Other income (expenses)
      41       133    Investment income                           55       153
  (4,217)   (3,884)   Interest and debt expense               (8,274)   (7,818)
  (2,143)   (1,666)   Minority interests and other            (3,906)   (3,197)
 -------   -------                                          --------  --------
  (6,319)   (5,417)    Total other income (expenses)         (12,125)  (10,862)
 -------   -------                                          --------  --------

 $25,797   $13,446   Net income                             $ 39,804  $ 24,362
 ========  =======                                          ========  ========

                     Net income allocated to General
 $   233  $    121    Partner                               $    360  $    220
                    Net income allocated to Limited
 $25,564  $ 13,325    Partners                              $ 39,444  $ 24,142

                    Earnings per Partnership Unit:
                    Net income allocated to General and
 $  0.96  $   0.50   Limited Partners per Partnership Unit  $   1.47  $   0.90


                    Earnings per Partnership Unit-
                    assuming dilution:
                    Net income allocated to General and
 $  0.95  $   0.50   Limited Partners per Partnership Unit  $   1.47  $   0.90


 See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                      Consolidated Balance Sheets
                            (In thousands)



                                                June 30,      December 31,
                                                  1999            1998
                                              -----------     ------------
                                              (Unaudited)
Assets

 Current assets
   Cash and cash equivalents                   $ 17,700         $  8,341
   Trade receivables                             10,602            7,578
   Inventories                                   14,466            2,988
   Prepaid and other current assets               6,395            5,320
                                               --------         --------
     Total current assets                        49,163           24,227

 Property, plant and equipment, net             546,963          532,696
 Other non-current assets                        61,461           61,176
                                               --------         --------
     Total assets                              $657,587         $618,099
                                               ========         ========

Liabilities and partners' capital

 Current liabilities
   Accounts payable                            $ 10,260         $  4,369
   Accrued and other current liabilities         20,365           26,124
                                               --------         --------
     Total current liabilities                   30,625           30,493

 Long-term debt                                 266,000          240,000
 Minority interests                               2,653            2,501
 Other non-current liabilities                   48,483           46,620
 Commitments and contingent liabilities              -                -
                                               --------         --------
     Total liabilities                          347,761          319,614
                                               --------         --------

 Partners' capital
   General Partner                                2,488            2,390
   Limited Partners                             307,338          296,095
                                               --------         --------
     Total partners' capital                    309,826          298,485
                                               --------         --------
     Total liabilities and partners' capital   $657,587         $618,099
                                               ========         ========


See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                               -------------------------
                                                  1999            1998
                                                  ----            ----
Cash flows from operating activities:
 Net income                                    $ 39,804         $ 24,362
                                               --------         --------
Adjustments to reconcile net income to
net cash provided by operating activities:
 Gain on sale of property, plant and
  equipment                                          -              (196)
 Depreciation and amortization                    9,247            8,184
 Minority interests                                 480              278
 Distributions to minority interests               (328)            (310)
 Changes in assets and liabilities:
   Temporary investments                             -             2,854
   Trade receivables                             (2,169)             439
   Inventories                                   (7,376)            (694)
   Prepaid and other current assets              (1,075)            (376)
   Accounts payable                               5,891              286
   Accrued and other current liabilities         (5,799)           4,599
   Other non-current assets                         252             (788)
   Other non-current liabilities                  1,863            1,343
                                               --------         --------
     Total adjustments                              986           15,619
                                               --------         --------

   Net cash provided by operating activities     40,790           39,981
                                               --------         --------

Cash flows from investing activities:
 Capital expenditures                           (10,302)         (11,996)
 Acquisitions                                   (18,740)              -
 Proceeds from (expenditures for) disposal
  of property, plant and equipment, net              74             (168)
                                               --------         --------
   Net cash used in investing activities        (28,968)         (12,164)
                                               --------         --------

Cash flows from financing activities:
 Proceeds from exercise of unit options             558              359
 Borrowings                                      26,000               -
 Distributions to Unitholders                   (29,021)         (28,330)
                                               --------         --------
   Net cash used in financing activities         (2,463)         (27,971)
                                               --------         --------

Net increase (decrease) in cash and cash
  equivalents                                     9,359             (154)
Cash and cash equivalents at beginning of
 period                                           8,341            7,349
                                               --------         --------
Cash and cash equivalents at end of period     $ 17,700         $  7,195
                                               ========         ========

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                   $  7,913         $  7,856
                                               ========         ========


See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1998 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and the results of operations for the three month periods ended June 30, 1999 and 1998 and cash flows for the three month and six month periods ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

2.ACQUISITIONS

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

On March 31, 1999, the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull") for a total purchase price of $5,750,000. The assets acquired consist primarily of six pipeline operating agreements for major chemical companies in the Gulf Coast area, a 16-mile pipeline (a portion of which is leased to a chemical company), and related assets. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 31, 1999. The Partnership will operate the former Seagull pipeline assets under the name of Buckeye Gulf Coast Pipe Lines, LLC ("BGC"). The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:

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
                                              ==========

Pro forma results of operations for the Partnership, assuming the acquisition of the ARG and Seagull assets had occurred at the beginning of the periods indicated below, are as follows:


                                         Six Months Ended
                                             June 30,
                                     ------------------------
                                        1999          1998
                                        ----          ----
                                       (In thousands, except
                                      except per Unit amounts)

          Revenue                     $140,989      $136,015
          Net income                  $ 38,472      $ 23,307
          Earnings per Unit           $   1.43      $   0.86

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

The following is a summary of each reportable segment's profit and loss and the segment's assets as of and for the period ended June 30, 1999. The refining segment's results of operations include the period from the March 4, 1999 (date of acquisition) through June 30, 1999. The transportation segment results of operations include BGC's results of operations for the period March 31, 1999 through June 30, 1999.


                                 Trans-                Inter-
                                portation  Refining   company    Total
                                ---------  --------   -------    -----
                                           (In thousands)

Revenues from external
 customers                        $98,381   $32,847   (1,039)  $130,189
Intersegment revenues               1,039        -        -       1,039
Operating income                   49,586     2,343       -      51,929
Segment assets                    639,460    26,041   (7,914)   657,587
Expenditures for property,
 plant and equipment               10,213        89       -      10,302


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


                                         June 30,    December 31,
                                           1999         1998
                                           ----         ----
                                            (In thousands)

    Raw materials                         $ 8,194      $   -
    Finished goods                          2,736          -
    Additives and other supplies               14          -
    Pipeline materials and supplies         3,522       2,988
                                          -------      ------
       Total                              $14,466      $2,988
                                          =======      ======

The Partnership uses derivative financial instruments to manage price risk associated with the market price of refined petroleum products. At June 30, 1999 the Partnership had hedged approximately 58 percent of its petroleum product inventory and had approximately $0.5 million of unrealized losses related to futures contracts held. BRC's operating income of $2.3 million for the six months ended June 30, 1999 includes approximately $1.1 million in realized losses related to investments in futures contracts. Of the $1.1 million in realized losses, $0.3 million is related to investments in futures contracts during the second quarter of 1999

6.   LONG-TERM DEBT

The Partnership borrowed $26.0 million under its $100 million Credit Agreement during the first quarter 1999 which was used to finance acquisitions of $18.7 million and for working capital purposes. The weighted average interest for the $26.0 million debt was 5.39 percent at June 30, 1999.

7.     PARTNERS' CAPITAL

Partners' capital consists of the following:


                                   General   Limited
                                   Partner   Partners     Total
                                   -------   --------     -----
                                         (In thousands)
  Partners' Capital - 1/1/99       $2,390    $296,095   $298,485
  Net Income                          360      39,444     39,804
  Distributions                      (262)    (28,759)   (29,021)
  Exercise of unit options              -         558        558
                                   ------    --------   --------
  Partners' Capital - 6/30/99      $2,488    $307,338   $309,826
                                   ======    ========   ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the three month and six month periods ended June 30:


                                       Three Months Ended June 30,
                            -------------------------------------------------
                                     1999                       1998
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $25,797                   $13,446
                            -------                   -------

 Basic earnings per
  Partnership Unit           25,797   27,003   $0.96   13,446   26,984   $0.50

 Effect of dilutive
  securities - options            -       89   (0.01)       -       97       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $25,797   27,092   $0.95  $13,446   27,081   $0.50
                            =======   ======   =====  =======   ======   =====


                                       Six Months Ended June 30,
                            -------------------------------------------------
                                     1999                       1998
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $39,804                   $24,362
                            -------                   -------

 Basic earnings per
  Partnership Unit           39,804   26,998   $1.47   24,362   26,978   $0.90

 Effect of dilutive
  securities - options            -       91       -        -      101       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $39,804   27,089   $1.47  $24,362   27,079   $0.90
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

The Partnership has declared a cash distribution of $0.55 per unit payable on August 31, 1999 to unitholders of record on August 4, 1999. The total distribution will amount to approximately $14,859,000.

9. PROPERTY TAX SETTLEMENT

In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in public right-of-way in New York City. The settlement agreement resulted in a gain of approximately $11.0 million, including a cash refund of $6.0 million, for the Partnership in the second quarter of 1999.

10. ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to all fiscal quarters and all fiscal years beginning after June 15, 2000. The impact of this statement is not expected to have a material adverse effect on the Partnership's results of operations.


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.

RESULTS OF OPERATIONS

Second Quarter

Revenue from the transportation of refined petroleum products for the second quarter 1999 was $50.5 million or 7.4 percent greater than revenue of $47.0 million for the second quarter 1998. Volumes for the second quarter 1999 were 1,054,100 barrels per day, 9,800 barrels per day or 0.9 percent greater than volumes of 1,044,300 barrels per day for the second quarter 1998. Gasoline volumes were 3.9 percent greater during the second quarter 1999 than the second quarter 1998. Volumes were up 20 percent on the Long Island system and on deliveries to Long Island City and the Inwood, New York area. Volumes were strong to the Pittsburgh, Pennsylvania market area as a result of a new connection and deliveries to upstate New York increased over 1998 levels. Gasoline deliveries to the Toledo, Ohio area were also significantly above second quarter 1998 levels. These increases were partially offset by declines in deliveries to the Detroit, Michigan area. Distillate volumes during the second quarter 1999 declined by 1.9 percent from second quarter 1998 levels. Deliveries were down slightly in most areas served by the Partnership. The declines in distillate deliveries were partially offset by increases in deliveries to Midland, Pennsylvania. Turbine fuel volumes were 1.5 percent greater during the second quarter 1999 than the second quarter 1998. Most of this increase was related to deliveries to Newark Airport in the East and Toledo, Ohio in the Midwest. These increases in turbine fuel deliveries were offset by a slight decline in demand at Miami International Airport.

Refining operation revenue for second quarter 1999 was $26.1 million. The partnership began refining operations on March 4, 1999 with the acquisition of the fuels division of American Refining Group, Inc. Revenue during the second quarter 1999 was derived from the sale of 29 million gallons of gasoline and 24 million gallons of distillate products. Revenue from the sale of gasoline during the second quarter 1999 was $12.4 million while revenue from the sale of distillate products was $13.7 million.

Costs and expenses for the second quarter 1999 were $44.5 million including $23.4 million in expenses related to refining operations. Transportation expenses were $21.1 million, $7.1 million or 25.2 percent below costs and expenses of $28.2 million incurred during the second quarter 1998. During the second quarter 1999, the Partnership settled a property tax dispute with the City and State of New York, which resulted in a reduction in real property tax expenses of $11.0 million. Increases in operating power, casualty loss and BGC operating expense partially offset the reduction in property taxes.

Other expenses totaled $6.3 million during the second quarter 1999 as compared to $5.4 million during the second quarter 1998. Interest expense increased on additional borrowings during the first quarter 1999 used to finance acquisitions. In addition, incentive compensation payments to the General Partner, that are based on the level of Partnership distributions, were greater during the second quarter 1999 as compared to second quarter 1998.

First Six Months

Revenue from the transportation of refined petroleum products for the first six months of 1999 was $97.3 million or 8.0 percent greater than revenue of $90.1 million for the first six months of 1998. Volumes for the first six months of 1999 were 1,052,500 barrels per day, 31,300 barrels per day or 3.1 percent greater than volumes of 1,021,200 barrels per day for the first six months of 1998. Gasoline volumes were 3.4 percent greater during the first six months of 1999 than the first six months of 1998. Volumes were up on the Long Island system on strong demand at Long Island City and Inwood, New York. Demand also was strong in the Hartford, Connecticut; Pittsburgh, Pennsylvania; and upstate New York areas. These increases were partially offset by a decline in deliveries throughout the Midwest region. Distillate volumes were
5.9 percent greater during the first six months of 1999 than the first six months of 1998. In the East, volumes were higher throughout most market areas as degree days were 17 percent higher during the first quarter of 1999 than the first quarter of 1998. In the Midwest, revenues were slightly higher on increased demand in the Lima and Toledo, Ohio areas. Turbine fuel volumes increased by 2.7 percent during the first six months of 1999 as compared to the first six months of 1998. The increase in volumes was related to growth at the Newark Airport in the East and increased demand at Detroit, Michigan and Toledo, Ohio in the Midwest.

Refining operation revenue from March 4, 1999 (date of acquisition) was $32.8 million. Revenue was derived from the sale of 31 million gallons of gasoline and 38 million gallons of distillate products. Revenue from the sale of gasoline was $15.5 million while revenue from the sale of distillate products was $17.3 million.

Costs and expenses for the first six months of 1999 were $78.3 million including $30.0 million in expenses related to refining operations. Transportation expenses were $48.3 million, $6.6 million or 12.0 percent below costs and expenses of $54.9 million incurred during the first six months of 1998. During the first six months of 1999, the Partnership settled a real property tax dispute with the City and State of New York, which resulted in a property tax reduction of $11.0 million. Payroll costs also declined as a result of previous staff reduction programs. Increases in professional fees, operating power, payroll benefit, casualty loss and Seagull operating expense partially offset the reductions in property tax and payroll expense.

Other expenses totaled $12.1 million during the first six months of 1999 as compared to $10.9 million during the first six months of 1998. Interest expense increased on additional borrowings used to finance acquisitions. In addition, incentive compensation payments to the General Partner, that are based on the level of Partnership distributions, were greater during the first six months of 1999 than the first six months of 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 1999 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                  As of
                                          ------------------------
                                           6/30/99        12/31/98
                                           -------        --------
Current ratio                              1.6 to 1       0.8 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                       0.9 to 1       0.5 to 1
Working  capital/(deficit)-in thousands    $18,538        $(6,266)
Ratio of total debt to total capital       .46 to 1       .44 to 1
Book value (per Unit)                      $11.47         $11.06

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") which expires on December 16, 2003. At June 30, 1999 there was $26.0 million borrowed under the Credit Agreement.

Cash Provided by Operations

For the six months ended June 30, 1999, cash provided by operations of $40.8 million was derived principally from $48.5 million of income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $10.5 million. Increases in inventories and trade receivables are attributable to the acquisition of BRC and were offset by a corresponding increase in BRC's accounts payable and other accrued liabilities. Cash provided by operations was used to pay distributions to Unitholders of $29.0 million. During the period the Partnership borrowed $26.0 million under its Credit Agreement which was used to finance acquisitions of $18.7 million and for working capital purposes. Changes in non-current assets and liabilities resulted in a net cash source of $2.1 million.

Debt Obligation and Credit Facilities

At June 30, 1999, the Partnership had $266.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $26.0 million of borrowings under the Credit Facility.

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

At June 30, 1999, the ratio of total debt to total capital was 46 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At June 30, 1999, approximately 83 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 1999 totaled $10.3 and were $1.7 million less than capital expenditures for the six months ended June 30, 1998. The Partnership continues to make capital expenditures in connection with the automation of its facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 1999, net of acquisitions, amount to $27.9 million.

Property Tax Settlement

In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in public right-of-way in New York City. The settlement agreement resulted in a gain of approximately $11.0 million, including a cash refund of $6.0 million, for the Partnership in the second quarter of 1999.

Debt and Equity Shelf Registration

On July 2, 1999, Buckeye Partners, L.P. filed with the Securities and Exchange Commission a shelf registration statement (Form S-3) for up to $300 million of limited partnership units or debt securities. The proceeds from the sale of these securities would be used for, but not limited to, general business purposes, debt repayment, acquisitions, capital expenditures and/or working capital. At the present time there is no plan to issue securities under this registration statement.

OTHER MATTERS

Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to all fiscal quarters and all fiscal years beginning after June 15, 2000. The impact of this statement is not expected to have a material adverse effect on the Partnership's results of operations.

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

At this time, the Partnership believes that the total cost for known or anticipated remediation of its information systems to make them Year 2000 compliant will not be material. Management of the Partnership believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Completion of the plan and testing of replacement or modified systems is anticipated for the third quarter of 1999. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Partnership would be unable to take customer orders, ship petroleum products, invoice customers or collect payments. The effect on the Partnership's liabilities and revenues due to a failure of its systems or a third-party system cannot be predicted and could be material.

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

Item  3.    Qualitative and Quantitative Disclosures  about  Market Risk

The Partnership uses derivative financial instruments to manage price risk associated with the market price of refined petroleum products. The derivative instruments that the Partnership selects are negatively correlated to the market price of petroleum products. The intent is to protect operating margins and the overall profitability of the refining segment from adverse changes in refined petroleum product prices. At June 30, 1999 the Partnership had hedged approximately 58 percent of its petroleum product inventory and had approximately $0.5 million of unrealized losses related to futures contracts held. BRC's operating income of $2.3 million for the six months ended June 30, 1999 includes approximately $1.1 million in realized losses related to investments in futures contracts. However, this loss was offset by gains in refined product sales by BRC.

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27   Financial Data Schedule

(b)  No  reports on Form 8-k were filed during the quarter  ended
     June 30,1999.
                            SIGNATURE




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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                              By:  Buckeye Management Company,
                                    as General Partner



Dated:  July 22, 1999         By:  /s/ Steven C. Ramsey
                                   ------------------------------
                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)