Form 10-Q
period 1999-09-30
BUCKEYE PARTNERS L P
filed 1999-10-22
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q




  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1999 or

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


    Class                         Outstanding at October 19, 1999
Limited Partnership Units                 26,791,006 Units

                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                       Page No.

Part  I. Financial Information


Item 1. Consolidated Financial Statements


     Consolidated Statements of Income                   1
      for the three months and nine months ended
       September 30, 1999 and 1998


     Consolidated Balance Sheets                         2
      September 30, 1999 and December 31, 1998


     Consolidated Statements of Cash Flows               3
      for the nine months ended
       September 30, 1999 and 1998


     Notes to Consolidated Financial Statements         4-8


Item 2. Management's Discussion and Analysis           10-13
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures         13
        about Market Risk


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                14

                      Part I - Financial Information


Item 1. Consolidated Financial Statements


                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


 Three Months Ended                                        Nine Months Ended
   September  30,                                            September 30,
 ------------------                                        -----------------
  1999      1998                                             1999        1998
  ----      ----                                             ----        ----
                    Revenue
$48,966   $47,716    Transportation                        $146,308    $137,798
 36,314       -      Refining                                69,161        -
-------   -------                                          --------    --------
 85,280    47,716     Total Revenue                         215,469     137,798
-------   -------                                          --------    --------

                    Costs and expenses
 33,035        -     Cost of refined products sold           60,804         -
 22,340    20,440    Operating expenses                      54,949      59,353
  3,773     4,123    Depreciation and amortization           13,020      12,307
  3,260     3,065    General and administrative expenses     11,895      10,826
-------   -------                                          --------    --------
 62,408    27,628     Total costs and expenses              140,668      82,486
-------   -------                                          --------    --------

 22,872    20,088   Operating income                         74,801      55,312
-------   -------                                          --------    --------

                    Other income (expenses)
    160        56     Interest income                           215         209
 (4,352)   (3,942)    Interest and debt expense             (12,626)    (11,760)
 (2,055)   (1,766)    Minority interests and other           (5,961)     (4,963)
-------   -------                                          --------    --------
 (6,247)   (5,652)   Total other income (expenses)          (18,372)    (16,514)
-------   -------                                          --------    --------

$16,625   $14,436   Net income                             $ 56,429    $ 38,798
=======   =======                                          ========    ========

                    Net income allocated to General
$   150   $   131    Partner                               $    510    $    351

                    Net income allocated to Limited
$16,475   $14,305    Partners                              $ 55,919    $ 38,447

                    Earnings per Partnership Unit:
                    Net income allocated to General and
$  0.62   $  0.53    Limited Partners per Partnership Unit $   2.09    $   1.44



                    Earnings per Partnership Unit -
                    assuming dilution:
                    Net income allocated to General and
$  0.61   $  0.53    Limited Partners per Partnership Unit $   2.08    $   1.43


See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                      Consolidated Balance Sheets
                            (In thousands)


                                             September 30,    December 31,
                                                 1999            1998
                                             -------------    ------------
                                              (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                     $ 14,095       $  8,341
  Trade receivables                               11,901          7,578
  Inventories                                     17,383          2,988
  Prepaid and other current assets                 5,642          5,320
                                                --------       --------
   Total current assets                           49,021         24,227

  Property, plant and equipment, net             551,105        532,696
  Other non-current assets                        60,842         61,176
                                                --------       --------
   Total assets                                 $660,968       $618,099
                                                ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                              $ 11,862       $  4,369
  Accrued and other current liabilities           20,238         26,124
                                                --------       --------
   Total current liabilities                      32,100         30,493

 Long-term debt                                  266,000        240,000
 Minority interests                                2,711          2,501
 Other non-current liabilities                    48,368         46,620
 Commitments and contingent liabilities               -              -
                                                --------       --------
  Total liabilities                              349,179        319,614
                                                --------       --------

 Partners' capital
  General Partner                                  2,504          2,390
  Limited Partners                               309,285        296,095
                                                --------       --------
   Total partners' capital                       311,789        298,485
                                                --------       --------
   Total  liabilities and  partners' capital    $660,968       $618,099
                                                ========       ========

See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   --------------------
                                                     1999         1998
                                                     ----         ----
Cash flows from operating activities
 Net income                                        $56,429      $38,798
                                                   -------      -------
 Adjustments to reconcile income to net cash
 provided by operating activities:
  Gain  on  sale  of  property, plant and
   equipment                                            -          (196)
    Depreciation and amortization                   13,020       12,307
    Minority interests                                 707          442
    Distributions to minority interests               (497)        (468)
    Changes in assets and liabilities:
     Temporary investments                              -         2,854
     Trade receivables                              (3,468)       1,268
     Inventories                                   (10,293)        (747)
     Prepaid and other current assets                 (322)      (1,109)
     Accounts payable                                7,493         (757)
     Accrued and other current liabilities          (5,886)       5,362
     Other non-current assets                          291         (365)
     Other non-current liabilities                   1,708        1,014
                                                   -------      -------
      Total adjustments                              2,753       19,605
                                                   -------      -------

    Net cash provided by operating activities       59,182       58,403
                                                   -------      -------

Cash flows from investing activities:
 Capital expenditures                              (17,562)     (17,231)
 Acquisitions                                      (18,740)          -
 Expenditures for disposal of property,
  plant and equipment, net                              (1)        (360)
                                                   -------      -------
   Net cash used in investing activities           (36,303)     (17,591)
                                                   -------      -------

Cash flows from financing activities:
 Proceeds from exercise of unit options                762          359
 Borrowings                                         26,000           -
 Distributions to unitholders                      (43,887)     (42,497)
                                                   -------      -------
   Net cash used in financing activities           (17,125)     (42,138)
                                                   -------      -------

Net increase (decrease) in cash and cash
 equivalents                                         5,754       (1,326)
Cash and cash equivalents at beginning of period     8,341        7,349
                                                   -------      -------
Cash and cash equivalents at end of period         $14,095      $ 6,023
                                                   =======      =======
Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                      $12,423      $11,795
                                                   =======      =======

See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1998 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and the results of operations for the three month periods ended September 30, 1999 and 1998 and cash flows for the three month and nine month periods ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

2. ACQUISITIONS

On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG") for a total purchase price of $12,990,000. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois, and related assets, which included trade receivables and inventory valued at net realizable value. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 4, 1999. The Partnership operates the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:

          Trade receivables                 $   815,000
          Petroleum products inventory        4,102,000
          Property, plant and equipment       8,073,000
                                            -----------
          Total                             $12,990,000
                                            ===========

In connection with the acquisition of the ARG assets, the Partnership is obligated to pay additional consideration, not to exceed $5,000,000 in the aggregate over a six-year period, if BRC's gross profits and cash flows, calculated on an annual basis, exceed certain levels.

On March 31, 1999, the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull") for a total purchase price of $5,750,000. The assets acquired consist primarily of six pipeline operating agreements for major chemical companies in the Gulf Coast area, a 16-mile pipeline (a portion of which is leased to a chemical company), and related assets. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 31, 1999. The Partnership operates the former Seagull pipeline assets under the name of Buckeye Gulf Coast Pipe Lines, LLC ("BGC"). The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:

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
                                            ==========

Pro forma results of operations for the Partnership, assuming the acquisition of the ARG and Seagull assets had occurred at the beginning of the periods indicated below, are as follows:


                                         Nine Months Ended
                                           September 30,
                                         -----------------
                                          1999      1998
                                          ----      ----
                                        In thousands,except
                                         per Unit amounts)

          Revenue                        $226,268  $204,978
          Net income                     $ 55,751  $ 39,410
          Earnings per Unit              $   2.06  $   1.46

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

3. SEGMENT INFORMATION

The Partnership has two reportable segments, the transportation segment and the refining segment, which are organized on the basis of products and service. The transportation segment derives its revenues from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. The refining segment derives its revenues from the refining of transmix and the marketing of the resulting product to others for distribution to consumers. Transmix generally consists of various grades and types of refined petroleum products that are commingled during handling or transportation by a pipeline system. In addition, the refining segment owns equipment and operates four retail service stations in the Pittsburgh, Pennsylvania area.

The Partnership evaluates its performance on the basis of operating income before interest income, interest expense, minority interests and other. The Partnership accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. Such intersegment sales and transfers are eliminated in consolidation.

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

The following is a summary of each reportable segment's profit and loss and the segment's assets as of and for the period ended September 30, 1999. The refining segment's results of operations include the period from the March 4, 1999 (date of acquisition) through September 30, 1999. The transportation segment results of operations include BGC's results of operations for the period March 31, 1999 through September 30, 1999.


                            Trans-                   Inter-
                           portation    Refining    company     Total
                           ---------    --------    -------     -----
                                       (In thousands)

Revenues from external
 customers                  $148,268    $69,161    $(1,960)    $215,469
Intersegment revenues          1,960         -          -         1,960
Operating income              71,579      3,222         -        74,801
Segment assets               641,024     29,406     (9,462)     660,968
Expenditures for property,
 plant and equipment          17,392        170         -        17,562

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

5. INVENTORIES

As a result of the BRC acquisition, inventories now consist of transmix, fuel oils, gasoline and other specialty products, as well as pipeline materials and supplies which includes pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items. Inventories are valued at the lower of cost or market on the first-in first-out method. Inventories consisted of the following:

                                        September 30,  December 31,
                                            1999           1998
                                        -------------  ------------
                                              (In thousands)

    Raw materials                          $ 9,994        $   -
    Finished goods                           3,404            -
    Additives and other supplies                12            -
    Pipeline materials and supplies          3,973         2,988
                                           -------        ------
       Total                               $17,383        $2,988
                                           =======        ======

The Partnership uses derivative financial instruments to manage price risk associated with the market price of refined petroleum products. At September 30, 1999 the Partnership had hedged approximately 56 percent of its petroleum product inventory and had approximately $0.1 million of unrealized gains related to futures contracts held. BRC's operating income of $3.2 million for the nine months ended September 30, 1999 includes approximately $4.0 million in realized losses related to investments in futures contracts. However, this loss was offset by gains in refined product sales by BRC. Of the $4.0 million in realized losses, $2.9 million is related to investments in futures contracts during the third quarter of 1999.

6. LONG-TERM DEBT

As of September 30, 1999, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent. In addition, the Partnership borrowed $26.0 million under its $100 million Credit Agreement during the first quarter 1999 which was used to finance acquisitions of $18.7 million and for working capital purposes. The weighted average interest rate for the $26.0 million debt was 6.07 percent at September 30, 1999.

7. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General    Limited
                                   Partner    Partners      Total
                                   -------    --------      -----
                                           (In thousands)

  Partners' Capital - 1/1/99       $2,390     $296,095     $298,485
  Net Income                          510       55,919       56,429
  Distributions                      (396)     (43,491)     (43,887)
  Exercise of unit options             -           762          762
                                   ------     --------     --------
  Partners' Capital - 9/30/99      $2,504     $309,285     $311,789
                                   ======     ========     ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the three month and nine month periods ended September 30:


                                      Three Months Ended September 30,
                            -------------------------------------------------
                                     1999                       1998
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $16,625                   $14,436
                            -------                   -------

 Basic earnings per
  Partnership Unit           16,625   27,024   $0.62   14,436   26,986   $0.53

 Effect of dilutive
  securities - options            -       82   (0.01)       -       97       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $16,625   27,106   $0.61  $14,436   27,083   $0.53
                            =======   ======   =====  =======   ======   =====


                                       Nine Months Ended September 30,
                            -------------------------------------------------
                                     1999                       1998
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $56,429                   $38,798
                            -------                   -------

 Basic earnings per
  Partnership Unit           56,429   27,007   $2.09   38,798   26,981   $1.44

 Effect of dilutive
  securities - options            -       91   (0.01)       -      100   (0.01)
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $56,429   27,098   $2.08  $38,798   27,081   $1.43
                            =======   ======   =====  =======   ======   =====

Options reported as dilutive securities are related to unexercised options outstanding under the Partnership's Unit Option Plan.

8. CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

The Partnership has declared a cash distribution of $0.55 per unit payable on November 30, 1999 to unitholders of record on November 3, 1999. The total distribution will amount to approximately $14,869,000.

9. PROPERTY TAX SETTLEMENT

In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in public right-of-way in New York City. The settlement agreement resulted in a reduction of operating expenses of approximately $11.0 million, including a cash refund of $6.0 million, for the Partnership in the second quarter of 1999.

10. ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. The impact of this statement is not expected to have a material adverse effect on the Partnership's results of operations.

Item  2. Management's  Discussion and  Analysis  of  Financial
         Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.

RESULTS OF OPERATIONS

Third Quarter

Revenue from the transportation of refined petroleum products for the third quarter 1999 was $49.0 million or 2.7 percent greater than revenue of $47.7 million for the third quarter 1998. Volumes for the third quarter 1999 were 1,035,900 barrels per day, 6,700 barrels per day or 0.6 percent less than volumes of 1,042,600 barrels per day for the third quarter 1998. Longer haul movements at higher tariff rates during the third quarter of 1999 than during the third quarter of 1998 resulted in increased revenues. The average revenue per barrel was 50.4 cents per barrel during the third quarter 1999 as compared to 48.8 cents per barrel during the third quarter 1998. In addition, the acquisition of BGC added $1.2 million to transportation revenue for the quarter. Gasoline volumes were 4.9 percent greater during the third quarter 1999 than the third quarter 1998. In the East, volumes were strong to both the Pittsburgh, Pennsylvania market area, as a result of a new connection, and to the upstate New York market area. Volumes also increased on the Long Island system as a result of increased deliveries to the Inwood, New York area. Gasoline volumes declined in the Midwest where demand was generally weak with the exception of the Toledo and Cleveland, Ohio and Bay City, Michigan areas. Distillate volumes during the third quarter 1999 declined by 6.3 percent from third quarter 1998 levels. Deliveries were down to most areas served by the Partnership with the largest decline occurring at Toledo, Ohio. Turbine fuel volumes were 2.7 percent greater during the third quarter 1999 than the third quarter 1998. Most of this increase was related to deliveries to Dearborn, Michigan in the Midwest and to J.F.K. and Newark airports in the East. These increases in turbine fuel deliveries were offset by a decline in demand at Miami International Airport.

Refining operation revenue for third quarter 1999 was $36.3 million. The Partnership began refining operations on March 4, 1999 with the acquisition of the fuels division of American Refining Group, Inc. Revenue during the third quarter 1999 was derived from the sale of 29.2 million gallons of gasoline and
31.1 million gallons of distillate products. Revenue from the sale of gasoline during the third quarter 1999 was $18.8 million while revenue from the sale of distillate products was $17.5 million.

Costs and expenses for the third quarter 1999 were $62.4 million including $35.0 million in expenses related to the refining operations of BRC and $0.5 million in expenses related to BGC's operations. Excluding the expenses of BRC and BGC, costs and expenses were $26.9 million, $0.7 million or 2.5 percent below costs and expenses of $27.6 million incurred during the third quarter 1998. Declines in payroll, outside services and professional fee expense were partially offset by increased operating power, payroll overhead and casualty loss expense.

Other expenses totaled $6.2 million during the third quarter 1999 as compared to $5.7 million during the third quarter 1998. Interest expense increased due to additional borrowings during the first quarter 1999 used to finance acquisitions. In addition, incentive compensation payments to the General Partner due to an increase in the level of cash distributions paid to limited partners were greater during the third quarter 1999 as compared to the third quarter 1998.

First Nine Months

Revenue from the transportation of refined petroleum products for the first nine months of 1999 was $146.3 million or 6.2 percent greater than revenue of $137.8 million for the first nine months of 1998. BGC's operations added $2.5 million to revenue during the period. Volumes for the first nine months of 1999 were 1,046,900 barrels per day, 18,500 barrels per day or 1.8 percent greater than volumes of 1,028,400 barrels per day for the first nine months of 1998. Gasoline volumes were 2.7 percent greater during the first nine months of 1999 than the first nine months of 1998. In the East, business increased primarily to the upstate New York and Pittsburgh, Pennsylvania areas. In the Midwest, gasoline volume declines at Cleveland and Columbus, Ohio and Detroit, Michigan more than offset increased deliveries into the Toledo, Ohio area. Gasoline deliveries on the Long Island and Jet Lines systems were up over 1998 levels on strong demand. Distillate volumes were 2.0 percent greater during the first nine months of 1999 than the first nine months of 1998. In the East, volumes were higher throughout most market areas as degree days were 17 percent higher during the first quarter of 1999 than the first quarter of 1998. Demand was particularly strong in the upstate New York and Pittsburgh, Pennsylvania areas. In the Midwest, revenues were essentially flat despite volume declines as an incentive tariff related to inter-refinery distillate movements expired. The Long Island and Jet Lines systems experienced modest growth for the year. Turbine fuel volumes increased by 2.7 percent during the first nine months of 1999 as compared to the first nine months of 1998. The increase in volumes was related to growth at the Newark Airport in the East and increased demand at Detroit, Michigan and Toledo, Ohio in the Midwest.

Refining operation revenue from March 4, 1999 (date of acquisition) was $69.2 million. Revenue was derived from the sale of 61.0 million gallons of gasoline and 69.5 million gallons of distillate products. Revenue from the sale of gasoline was $35.0 million while revenue from the sale of distillate products was $34.2 million.

Costs and expenses for the first nine months of 1999 were $140.7 million including $65.1 million in expenses related to the refining operations of BRC and $2.1 million in expenses related to BGC's operations. Excluding the expenses of BRC and BGC, operating expenses were $73.5 million, $9.0 million or 10.9 percent below costs and expenses of $82.5 million incurred during 1998. During the first nine months of 1999, the Partnership settled a real property tax dispute with the City and State of New York, which resulted in a property tax expense reduction of $11.0 million. Payroll costs also declined as a result of previous staff reduction programs. Increases in operating power, payroll benefit and casualty loss expense offset reductions in property tax, payroll and outside service expense.

Other expenses totaled $18.4 million during the first nine months of 1999 as compared to $16.5 million during the first nine months of 1998. Interest expense increased due to additional borrowings used to finance acquisitions. In addition, incentive compensation payments to the General Partner that are based on the level of Partnership distributions were approximately $0.5 million greater during the first nine months of 1999 than the first nine months of 1998.

Competition and Other Business Conditions

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 1999 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                 As of
                                         ------------------------
                                           9/30/99      12/31/98
                                           -------      --------

Current ratio                              1.5 to 1      0.8 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                       0.8 to 1      0.5 to 1
Working  capital/(deficit)-in thousands    $16,921       $(6,266)
Ratio of total debt to total capital       .46 to 1      .44 to 1
Book value (per Unit)                      $11.54        $11.06

Following the acquisition of BRC, the current ratio and working capital increased primarily as the result of additional working capital required to support BRC's inventories. In addition, cash balances have increased from year end 1998 levels.

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") which expires on December 16, 2003. At September 30, 1999 there was $26.0 million borrowed under the Credit Agreement.

Cash Provided by Operations

For the nine months ended September 30, 1999, cash provided by operations of $59.2 million was derived principally from $69.4 million of income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $12.5 million. Increases in inventories and trade receivables are attributable to the acquisition of BRC and were partially offset by a corresponding increase in BRC's accounts payable. Cash provided by operations was used to pay distributions to Unitholders of $43.9 million. During the period the Partnership borrowed $26.0 million under its Credit Agreement which was used to finance acquisitions of $18.7 million and for working capital purposes. Changes in non-current assets and liabilities resulted in a net cash source of $2.0 million.

Debt Obligation and Credit Facilities

At September 30, 1999, the Partnership had $266.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $26.0 million of borrowings under the Credit Facility.

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

The Credit Agreement permits borrowings of up to $100 million and contains covenants that affect Buckeye and the Partnership. Generally, the Credit Agreement (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios contained in the Credit Agreement, (b) prohibits Buckeye from creating or incurring certain liens on its property, (c) prohibits the Partnership or Buckeye from disposing of property which is material to its operations, and (d) limits consolidation, merger and asset transfers by Buckeye and the Partnership.

At September 30, 1999, the ratio of total debt to total capital was 46 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At September 30, 1999, approximately 83 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 1999 totaled $17.6 and were $0.4 million greater than capital expenditures for the nine months ended September 30, 1998. The Partnership continues to make capital expenditures in connection with the automation of its pipeline facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 1999, net of acquisitions, amount to $27.6 million.

During the third quarter, the Partnership commenced an expansion of its pipeline from East Chicago, Indiana to Lima, Ohio. The expansion will require capital investment of approximately $6 million and is expected to be completed in the third quarter of 2000. The capacity expansion will enable the Partnership to transport additional petroleum products anticipated to be shipped in connection with a major pipeline project under construction by a third party. In addition, during the third quarter, the Partnership completed an expansion of its pipeline serving Newark Airport. This capacity expansion will enable the Partnership to serve growing demand at the airport. Finally, the Partnership is also actively engaged in expanding capacity on its Laurel pipeline system to meet increased demand across Pennsylvania.

Property Tax Settlement

In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in public right-of-way in New York City. The settlement agreement resulted in an expense reduction of approximately $11.0 million, including a cash refund of $6.0 million, for the Partnership in the second quarter of 1999.

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

OTHER MATTERS

Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. The impact of this statement is not expected to have a material adverse effect on the Partnership's results of operations.

Information Systems-Year 2000 Compliance

In 1998, the Partnership established a comprehensive plan to assess the impact of the Year 2000 issue on the software and hardware utilized by the Partnership's internal operations and pipeline control systems. As part of that assessment, a team has reviewed and documented the status of the Partnership's systems for Year 2000 compliance. The key information systems reviewed included financial systems, pipeline operating systems, and the Partnership's SCADA (Supervisory Control and Data Acquisition) system. In connection with each of these areas, consideration has been given to hardware, operating systems, applications, database management, system interfaces, electronic transmission and outside vendors.

The Partnership relies on third-party suppliers for certain systems, products and services including telecommunications. The Partnership has received information concerning Year 2000 status from a group of critical suppliers and vendors, and anticipates receiving additional information that will assist the Partnership in determining the extent to which the Partnership may be vulnerable to those third parties' failure to remedy their Year 2000 issues.

At this time, the Partnership believes that the total cost for known or anticipated remediation of its information systems to make them Year 2000 compliant will not be material. Management of the Partnership believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Testing of replacement or modified systems continued during the third quarter of 1999 and will be completed prior to Year 2000. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Partnership would be unable to take customer orders, ship petroleum products, invoice customers or collect payments. The effect on the Partnership's liabilities and revenues due to a failure of its systems or a third-party system cannot be predicted and could be material.

The Company has contingency plans for pipeline critical applications, involving manual operations, and is working on additional contingency plans to address unavoided or unavoidable risks associated with Year 2000 issues. The Company's plan presently includes a controlled shut-down and re-start of the Partnership's pipeline system during the December 31, 1999 to January 1, 2000 time period.

Forward Looking Statements

This  SEC  Form 10-Q includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the General Partner believes that its expectations are based on reasonable assumptions, it can give no assurance that such assumptions will materialize. For instance, cost savings to be realized in connection with the automation of pipeline facilities depend upon, among other things, the field automation projects being implemented effectively and on time. Similarly, increased revenues anticipated to be realized in connection with pipeline expansion projects are dependent upon, among other things, the expansion projects being implemented effectively and on time, and the use of the increased capacity by shippers on the pipeline systems.

Item  3. Qualitative and Quantitative Disclosures about Market Risk

The Partnership uses derivative financial instruments to manage price risk associated with the market price of refined petroleum products. The derivative instruments that the Partnership selects are negatively correlated to the market price of petroleum products. The intent is to protect operating margins and the overall profitability of the refining segment from adverse changes in refined petroleum product prices. At September 30, 1999 the Partnership had hedged approximately 56 percent of its petroleum product inventory and had approximately $0.1 million of unrealized gains related to futures contracts held. BRC's operating income of $3.2 million for the nine months ended September 30, 1999 includes approximately $4.0 million in realized losses related to investments in futures contracts. However, this loss was offset by gains in refined product sales by BRC.

                   Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27 Financial Data Schedule

(b)  No  reports on Form 8-K were filed during the quarter ended
     September 30, 1999.

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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                              By:  Buckeye Pipe Line Company,
                                    as General Partner



Dated:  October 19, 1999      By:  /s/ Steven C. Ramsey
                                   ------------------------------
                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)