Form 10-K
period 1999-12-31
BUCKEYE PARTNERS L P
filed 2000-03-22
CIK 805022

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Wsahington, D.C. 20549

                                   FORM 10-K

  (Mark One)
             /X/ Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                      OR

           / / Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the transition period from      to

          Commission file number 1-9356


                            Buckeye Partners, L.P.
            (Exact name of registrant as specified in its charter)


                  Delaware                                23-2432497
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)               Identification number)

         5 Radnor Corporate Center
             100 Matsonford Road
             Radnor, Pennsylvania                            19087
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (610) 770-4000


Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange on
Title of each class                                                  which registered
-------------------                                              ------------------------
LP Units representing limited partnership interests .........    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At March 17, 2000, the aggregate market value of the registrant's LP Units held by non-affiliates was $621 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

     LP Units outstanding as of March 17, 2000: 26,799,906
================================================================================

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I
Item 1.     Business ..................................................................    2
Item 2.     Properties ................................................................   13
Item 3.     Legal Proceedings .........................................................   14
Item 4.     Submission of Matters to a Vote of Security Holders .......................   14

PART II
Item 5.     Market for the Registrant's LP Units and Related Unitholder Matters.          15
Item 6.     Selected Financial Data ...................................................   15
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations ....................................................   16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ................   23
Item 8.     Financial Statements and Supplementary Data ...............................   24
Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure .....................................................   49
PART III
Item 10.    Directors and Executive Officers of the Registrant ........................   49
Item 11.    Executive Compensation ....................................................   51
Item 12.    Security Ownership of Certain Beneficial Owners and Management ............   53
Item 13.    Certain Relationships and Related Transactions ............................   53

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........   57

                                    PART I

Item 1. Business

Introduction

     Buckeye Partners, L.P. (the "Partnership"), the Registrant, is a limited partnership organized in 1986 under the laws of the state of Delaware.

     The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). (Each of Buckeye, Laurel, Everglades and BTT is referred to individually as an "Operating Partnership" and collectively as the "Operating Partnerships"). The Partnership owns approximately a 99 percent interest in each of the Operating Partnerships. BTT owns a 100 percent interest in each of Buckeye Refining Company, LLC ("BRC") and Buckeye Gulf Coast Pipelines, LLC ("BGC") and also owns a 75 percent interest in WesPac Pipelines-Reno Ltd. and related WesPac entities.

     Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,970 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined petroleum products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products. BRC refines transmix at its Indianola, Pennsylvania and Hartford, Illinois refineries. BGC is a contract operator of pipelines owned by major chemical companies in the Gulf Coast area.

     The Partnership acquired its interests in the Operating Partnerships from The Penn Central Corporation, now American Financial Group, Inc. ("American Financial"), on December 23, 1986 (the "1986 Acquisition"). The Operating Partnerships (other than Laurel) were organized by American Financial in November 1986 and succeeded to the operations of predecessor companies owned by American Financial, including Buckeye Pipe Line Company, an Ohio corporation, and its subsidiaries ("Pipe Line"). Laurel was formed in October 1992 and succeeded to the operations of Laurel Pipe Line Company, an Ohio corporation, which was a majority owned corporate subsidiary of the Partnership until the minority interest was acquired in December 1991. In March 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG"). The Partnership operates the former ARG processing business as BRC. On March 31, 1999, the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull"). The Partnership operates the assets acquired from Seagull as BGC. See Item 8, "Financial Statements and Supplementary Data," for the Partnership's financial segment information.

     During March 1996, BMC Acquisition Company ("BAC"), a Delaware corporation organized in 1996, acquired all of the common stock of Buckeye Management Company ("BMC") for $63 million in cash from a subsidiary of American Financial (the "Acquisition"). At the time of the Acquisition, BMC served as general partner of the Partnership. BAC, which subsequently changed its name to Glenmoor, Ltd. ("Glenmoor"), is owned by certain directors and officers of BMC and trusts for the benefit of their families and certain employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation ("Services Company"). Glenmoor currently provides management services to BMC, Buckeye Pipe Line Company (the "General Partner") and Services Company. See "Certain Relationships and Related Transactions."

     On August 12, 1997, as part of a restructuring (the "ESOP Restructuring") of the BMC Acquisition Company Employee Stock Ownership Plan (the "ESOP"), all of the General Partner's employees were transferred to Services Company, which is wholly owned by the ESOP. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Employee Stock Ownership Plan." Services Company also entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Under the terms of the Service Agreement, Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses. BMC and the General Partner are in turn reimbursed by the Partnership and the Operating Partnerships for such expenses other than certain executive compensation and fringe benefit costs. See "Certain Relationships and Related Transactions."

     In connection with an internal restructuring, effective December 31, 1998, BMC transferred its general partnership interest in the Partnership, as well as certain other assets and liabilities, to its wholly-owned subsidiary, Buckeye Pipe Line Company. Buckeye Pipe Line Company currently serves as sole general partner of the Partnership and as sole general partner of each Operating Partnership. As of December 31, 1999, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership.

     Effective for the December 31, 1998 financial statements, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 1999, the Partnership had two segments, the refined products transportation segment and the refining segment. Prior to 1999 the Partnership had only one segment, namely, the refined products transportation segment.

                    Refined Products Transportation Segment

     The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 1999, refined petroleum products transportation accounted for approximately 65 percent of the Partnership's consolidated revenues and approximately 95 percent of consolidated operating income. See Item 8, "Financial Statements and Supplementary Data," for the Partnership's financial segment information.

     The Partnership transported an average of approximately 1,056,100 barrels per day of refined products in 1999. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

      Volume and Percentage of Refined Petroleum Products Transported (1)

                   (Volume in thousands of barrels per day)

                                                           Year ended December 31,
                                   -----------------------------------------------------------------------
                                            1999                     1998                    1997
                                   ----------------------   ----------------------   ---------------------
                                     Volume      Percent      Volume      Percent      Volume      Percent
                                   ----------   ---------   ----------   ---------   ----------   --------
Gasoline .......................     531.9          50%       518.8          50%       507.8          50%
Jet Fuels ......................     265.9          25        257.2          25        255.4          25
Middle Distillates (2) .........     240.2          23        230.3          23        238.8          23
Other Products .................      18.1           2         24.9           2         22.0           2
                                   -------          --      -------          --      -------          --
Total ..........................   1,056.1         100%     1,031.2         100%     1,024.0         100%
                                   =======         ===      =======         ===      =======         ===

---------------
(1) Excludes local product transfers.
(2) Includes diesel fuel, heating oil, kerosene and other middle distillates.

     The Partnership provides service in the following states: Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts and Florida.

 Pennsylvania--New York--New Jersey

     Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 1,004 miles of pipeline. Refined petroleum products are received at Linden, New Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west, through a connection with Laurel, to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through one line to Newark International Airport and through two additional lines to J. F. Kennedy International and LaGuardia airports and to commercial bulk terminals at Long Island City and Inwood, New York. These pipelines presently supply J. F. Kennedy, LaGuardia and Newark airports with substantially all of each airport's jet fuel requirements.

     Laurel transports refined petroleum products through a 345-mile pipeline extending westward from five refineries in the Philadelphia area to Pittsburgh, Pennsylvania.

 Indiana--Ohio--Michigan--Illinois

     Buckeye transports refined petroleum products through 1,854 miles of pipeline (of which 246 miles are jointly owned with other pipeline companies) in southern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio, through Toledo, Ohio to Detroit, Michigan. Products are received at East Chicago, Indiana; Robinson, Illinois and at the refinery and other pipeline connection points near Detroit, Toledo and Lima. Major market areas served include Huntington/Fort Wayne, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

 Other Refined Products Pipelines

     Buckeye serves Connecticut and Massachusetts through 112 miles of pipeline that carry refined products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

     Everglades carries primarily jet fuel on a 37-mile pipeline from Port Everglades, Florida to Hollywood-Ft. Lauderdale International Airport and Miami International Airport. Everglades presently supplies Miami International Airport with substantially all of its jet fuel requirements.

Other Business Activities--Transportation

     BTT provides bulk storage services through leased facilities located in Pittsburgh, Pennsylvania which have the capacity to store up to an aggregate of approximately 257,000 barrels of refined petroleum products. This facility, which is served by Buckeye and Laurel, provides bulk storage and loading facilities for shippers and other customers.

     BGC is a contract operator of pipelines owned by major chemical companies in the state of Texas. BGC currently has six contracts in place, each with different chemical companies. BGC also owns a 16-mile pipeline located in the state of Texas that it leases to a third-party chemical company.

     WesPac Pipelines-Reno Ltd., a joint venture between BTT and Kealine Partners, completed a 2.5-mile pipeline in November 1999 serving the Reno/Tahoe International Airport. BTT has a 75 percent interest in the joint venture.

Competition and Other Business Considerations--Transportation

     The Operating Partnerships conduct business without the benefit of exclusive franchises from government entities. In addition, the Operating Partnerships generally operate as common carriers, providing transportation services at posted tariffs and without long-term contracts. The Operating

Partnerships do not own the products they transport. Demand for the service provided by the Operating Partnerships derives from demand for petroleum products in the regions served and the ability and willingness of refiners, marketers and end-users to supply such demand by deliveries through the Operating Partnerships' pipelines. Demand for refined petroleum products is primarily a function of price, prevailing general economic conditions and weather. The Operating Partnerships' businesses are, therefore, subject to a variety of factors partially or entirely beyond their control. Multiple sources of pipeline entry and multiple points of delivery, however, have historically helped maintain stable total volumes even when volumes at particular source or destination points have changed.

     The Partnership's business may in the future be affected by changing oil prices or other factors affecting demand for oil and other fuels. The Partnership's business may also be affected by energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies. The General Partner is unable to predict the effect of such factors.

     A substantial portion of the refined petroleum products transported by the Partnership's pipelines is ultimately used as fuel for motor vehicles and aircraft. Changes in transportation and travel patterns in the areas served by the Partnership's pipelines could adversely affect the Partnership's results of operations and financial condition.

     In 1999, the transportation business had approximately 90 customers, most of which were either major integrated oil companies or large refined product marketing companies. The largest two customers accounted for 4.8 percent and
4.7 percent, respectively, of transportation revenues, while the 20 largest customers accounted for 45.4 percent of consolidated transportation revenues.

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

     Neither the Partnership nor any of the Operating Partnerships, other than BTT's subsidiaries, have any employees. The Operating Partnerships' transportation segment operations are managed and operated by employees of Services Company and BGC. In addition, Glenmoor provides certain management services to BMC, the General Partner and Services Company. At December 31, 1999, Services Company had a total of 492 full-time employees, 12 of whom were represented by two labor unions. At December 31, 1999, BGC had a total on 28 full-time, non-union employees. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

Capital Expenditures--Transportation

     The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 1999, total capital expenditures related to the transportation business were $26.7 million. Projected capital expenditures for the transportation business in 2000 amount to approximately $35.5 million and are expected to be funded from cash generated by operations and Buckeye's existing credit facility. Planned capital expenditures in 2000 include, among other things, various facility improvements that facilitate increased pipeline volumes, facility automation, renewal and replacement of several tank roofs, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves and construction of additional office space. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Expenditures."

Regulation--Transportation

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

                               Refining Segment

     BTT, through its subsidiary BRC, owns and operates two transmix processing refineries. The refineries are located in Indianola, Pennsylvania and Hartford, Illinois. These facilities refine pipeline transmix, which represents the commingling of refined petroleum products, primarily fuel oil and gasoline, that occurs as a result of pipeline operations. Separate quantities of fuel oil, kerosene and gasoline are produced from the refining process. In some instances, BRC blends purchased product with the processed refined products in order to meet minimum specifications. The refined products are marketed at the wholesale level. In November 1999, BRC entered into a contract with a major integrated oil company that requires BRC to sell all of the refined product produced at its Indionala refinery to such company. The selling price of the refined product under the terms of the contract is based on a formula that is related to market indices. The initial term of the contract is for five years.

     BRC's Indianola, Pennsylvania facilities include the refinery and a truck loading terminal. The maximum processing capability of the refinery is approximately 11,500 barrels per day of transmix. The products produced are fuel oil, kerosene and gasoline. BRC's Indianola refinery receives its supply of transmix from pipelines, barges and trucks. For the 10 months ended December 31, 1999, the Indianola refinery processed approximately 2.4 million barrels of transmix from which it produced 1.54 million barrels of fuel oil, 0.03 million barrels of kerosene and 0.83 million barrels of gasoline.

     BRC's Hartford, Illinois refinery has maximum processing capability of approximately 5,000 barrels per day of transmix. The products produced are fuel oil, kerosene and gasoline. BRC's Hartford refinery receives its supply of transmix from pipelines. For the 10 months ended December 31, 1999, the Hartford refinery processed approximately 1.0 million barrels of transmix from which it produced 0.7 million barrels of fuel oil and 0.3 million barrels of gasoline.

Competition and Other Business Considerations--Refining

     In 1999, the refining business had approximately 95 customers. The largest customer was Marathon Ashland Petroleum who accounted for 30.1 percent of consolidated refining revenue. The second largest customer accounted for 6.6 percent of consolidated refining revenue while the 10 largest customers accounted for 60.3 percent of consolidated refining revenue.

     The profitability of the refining business is affected by the cost of the transmix, the cost to refine the transmix and the market price at which the refined transmix products can be sold. In order to reduce the market price risk, BRC hedges a substantial portion of its exposure with gasoline and fuel oil futures contracts. In addition, BRC has entered into a processing arrangement at Hartford, Illinois with a major petroleum pipeline and a wholesale marketing agreement at Indianola, Pennsylvania with a major integrated oil company each of which reduces the impact of market price fluctuation. See Item 8, "Financial Statements and Supplementary Data," for the Partnership's financial data.

     At December 31, 1999, BRC had a total of 34 full-time employees, 19 of whom were represented by a labor union.

Capital Expenditures--Refining

     The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its refining assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 1999, total capital expenditures related to the refining segment were $0.3 million. Projected capital expenditures for 2000 amount to approximately $0.8 million and are expected to be funded from cash generated by operations. Planned capital expenditures in 2000 include, among other things, a truck rack and terminal expansion and a heat exchange upgrade.

Environmental Matters

     The Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Partnerships comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Operating Partnerships, could result in substantial costs and liabilities to the Partnership. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources--Environmental Matters."

     As a refiner of petroleum products, BRC is subject to the Environmental Protection Agency regulations. The Clean Air Act requires refiners to change the composition of refined products in order to reduce the amount of pollutants released into the environment. To date, such regulations have not had a material adverse effect on the refining business. It is possible, however, that new or more stringent environmental controls could have a material impact on the refining business and the products it produces.

     The Oil Pollution Act of 1990 ("OPA") amended certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws that may impose additional regulatory burdens on the Partnership.

     Contamination resulting from spills or releases of refined petroleum products is not unusual in the petroleum pipeline industry. The Partnership's pipelines cross numerous navigable rivers and streams. Although the General Partner believes that the Operating Partnerships comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to the Partnership.

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

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Disposal of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate "hazardous substances." As a result, to the extent a hazardous substance generated by the Operating Partnerships or their predecessors may have been released or disposed of in the past, the Operating Partnerships may in the future be required to remedy contaminated property. Governmental authorities such as the Environmental Protection Agency, and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Partnerships may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Partnerships may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

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

     In connection with the 1986 Acquisition, Pipe Line entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") relating to all six of Pipe Line's facilities in New Jersey. The ACO permitted the 1986 Acquisition to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental conditions at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun and have been completed at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership or by BAC in the Acquisition, and the costs of compliance have been and will continue to be paid by American Financial. Through December 1999, Buckeye's costs of approximately $2,546,000 have been paid by American Financial.

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

 Passive Activity Loss Rules

     The Code provides that an individual, estate, trust or personal service corporation generally may not deduct losses from passive business activities, to the extent they exceed income from all such passive activities, against other (active) income. Income that may not be offset by passive activity losses includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and basis limitations. Certain closely held corporations are subject to slightly different rules that can also limit their ability to offset passive losses against certain types of income.

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

 Deductibility of Interest Expense

     The Code generally provides that investment interest expense is deductible only to the extent of a non- corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment, gain attributable to the disposition of property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at special capital gains rates) and portfolio income (determined pursuant to the passive loss rules) reduced by certain expenses (other than interest) which are directly connected with the production of such income. Property subject to the passive loss rules is not treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for purposes of the limitation on the deductibility of investment interest. A Unitholder's investment income attributable to its interest in the Partnership will include both its allocable share of the Partnership's portfolio income and trade or business income. A Unitholder's investment interest expense will include its allocable share of the Partnership's interest expense attributable to portfolio investments.

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

 State Tax Treatment

     During 1999, the Partnership owned property or conducted business in the states of Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts,

Florida, Texas and Nevada. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

 Certain Tax Consequences to Unitholders

     Upon formation of the Partnership in 1986, the General Partner elected twelve-year straight-line depreciation for tax purposes. For this reason, starting in 1999, the amount of depreciation available to the Partnership has been reduced significantly and taxable income has increased accordingly. Unitholders, however, will continue to offset Partnership income with individual LP Unit depreciation under their IRC section 754 election. Each Unitholder's tax situation will differ depending upon the price paid and when LP Units were purchased. Generally, those who purchased LP Units in the past few years will have adequate depreciation to offset a considerable portion of Partnership income, while those who purchased LP Units more than several years ago will experience the full increase in taxable income. Unitholders are reminded that, in spite of the additional taxable income beginning in 1999, the current level of cash distributions exceed expected tax payments. Furthermore, sale of LP Units will result in taxable ordinary income recapture. UNITHOLDERS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS TO THEIR INVESTMENT IN LP UNITS.

Item 2. Properties

     As of December 31, 1999, the principal facilities of the Operating Partnership's transportation segment included 3,368 miles of 6-inch to 24-inch diameter pipeline, 34 pumping stations, 84 delivery points and various sized tanks having an aggregate capacity of approximately 9.2 million barrels. At December 31, 1999, the principal facilities of the Operating Partnership's refining segment included a transmix refinery located in Indianola, Pennsylvania with a maximum processing capacity of 11,500 barrels per day and a transmix refinery located in Hartford, Illinois with a maximum processing capacity of 5,000 barrels per day. The Operating Partnerships own substantially all of their facilities.

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

     In October, 1999, the parties reached a settlement agreement. The defendants agreed to pay the state of Michigan $1.1 million for past costs incurred in connection with site activities, and to conduct certain investigation and remediation activities in the future. The Partnership's share of the settlement payment will be less than $0.4 million.

     The parties are in the process of negotiating a Consent Decree to be entered by the Court to confirm the settlement. In addition, the defendants are in the process of negotiating a Site Participation Agreement to confirm the agreed upon funding arrangements among the defendants for future costs at the site. Although the cost of the future remediation costs to be undertaken by the defendants cannot be determined at this time, Buckeye expects that its portion of any such liability will not be material.

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

     In February 1999, the General Partner entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in a public right-of-way in New York City. The settlement agreement resulted in a one-time property tax reduction of $11.0 million for the Partnership in the second quarter of 1999.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

Item 5. Market for the Registrant's LP Units and Related Unitholder Matters

     The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. In January 1998, the General Partner approved a two-for-one unit split that became effective February 13, 1998. All unit and per unit information contained in this filing, unless otherwise noted, has been adjusted for the two for one split. The high and low sales prices of the LP Units in 1999 and 1998, as reported on the New York Stock Exchange Composite Tape, were as follows:


                              1999                          1998
Quarter             High            Low           High            Low
-------             ----            ---           ----            ---
First ..........   29.2500        25.7500        30.0625        27.5000
Second .........   29.3750        25.2500        29.8750        27.0000
Third ..........   29.5000        26.5000        30.2500        26.0000
Fourth .........   28.3750        25.0000        31.1250        26.0625

     During the months of December 1999 and January 2000, the Partnership gathered tax information from its known LP Unitholders and from brokers/nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 18,000.

     Cash distributions paid during 1998 and 1999 were as follows:

                                                     Amount
Record Date                     Payment Date        Per Unit
-----------                     ------------        --------
February 23, 1998 .........   February 27, 1998     $ 0.525
May 6, 1998 ...............   May 29, 1998          $ 0.525
August 5, 1998 ............   August 31, 1998       $ 0.525
November 4, 1998 ..........   November 30, 1998     $ 0.525

February 16, 1999 .........   February 26, 1999     $ 0.525
May 5, 1999 ...............   May 28, 1999          $ 0.550
August 4, 1999 ............   August 31, 1999       $ 0.550
November 1, 1999 ..........   November 30, 1999     $ 0.550

     In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

     On January 20, 2000, the Partnership announced a quarterly distribution of $0.60 per LP Unit payable on February 29, 2000 to Unitholders of record on February 4, 2000.

Item 6. Selected Financial Data

     The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                        Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                    1999           1998           1997           1996           1995
                                               -------------  -------------  -------------  -------------  -------------
                                                                (In thousands, except per unit amounts)
Income Statement Data:
  Revenue:
   Transportation (1) .......................    $ 198,297      $ 184,477      $ 184,981      $ 182,955      $ 183,462
   Refining (2) .............................      107,489             --             --             --             --
  Total revenue (1)(2) ......................      305,786        184,477        184,981        182,955        183,462
  Depreciation and amortization (3) .........       17,475         16,432         13,177         11,333         11,202
  Operating income (1)(2) ...................      101,029         74,358         72,075         68,784         71,504
  Interest and debt expense (4)(5) ..........       16,854         15,886         21,187         21,854         21,710
  Income from continuing operations before
   extraordinary loss .......................       76,283         52,007         48,807         49,337         49,840
  Net income ................................       76,283         52,007          6,383         49,337         49,840
  Income per unit from continuing opera-
   tions before extraordinary loss ..........         2.82           1.93           1.92           2.03           2.05
  Net income per unit .......................         2.82           1.93           0.25           2.03           2.05
  Distributions per unit ....................         2.18           2.10           1.72           1.50           1.40



                                                                              December 31,
                                               -------------------------------------------------------------------------
                                                   1999            1998           1997           1996           1995
                                               -----------     -----------    -----------    -----------     -----------
                                                                             (In thousands)
Balance Sheet Data:
  Total assets ..............................   $674,285         $618,099       $615,062       $567,837       $552,646
  Long-term debt (4) ........................    266,000          240,000        240,000        202,100        214,000
  General Partner's capital .................      2,548            2,390          2,432          2,760          2,622
  Limited Partners' capital .................    314,441          296,095        300,346        273,219        259,563

(1) Transportation revenue and operating income for 1999 include BGC revenue of $3,715,000 and operating income of $488,000 for the period March 31, 1999 through December 31, 1999.

(2) Refining revenue and operating income for 1999 include BRC revenue of $107,489,000 and operating income of $5,093,000 for the period March 4, 1999 through December 31, 1999.

(3) Depreciation and amortization includes $4,698,000 in each of 1999 and 1998 and $1,806,000 in 1997 for amortization of a deferred charge related to the ESOP Restructuring.

(4) In December 1997 Buckeye issued $240,000,000 of Senior Notes bearing interest ranging from 6.39 percent to 6.98 percent. Concurrently with the issuance of the Senior Notes, Buckeye extinguished $202,100,000 of First Mortgage Notes bearing interest ranging from 7.11 percent to 11.18 percent.

(5) In February and March 1999, Buckeye borrowed a total of $26,000,000 under a Credit Agreement. Borrowings under the Credit Agreement bear interest at the bank's base rate or at a rate based on the London interbank rate.

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

Results of Operations

     Through its Operating Partnerships and their subsidiaries, the Partnership is principally engaged in the pipeline transportation of refined petroleum products and the refining of transmix.

Products transported via pipeline include gasoline, jet fuel, diesel fuel, heating oil and kerosene. The Partnership's revenues derived from the transportation of refined petroleum products are principally a function of the volumes of refined petroleum products transported by the Partnership, which are in turn a function of the demand for refined petroleum products in the regions served by the Partnership's pipelines, and the tariffs or transportation fees charged for such transportation. The Partnership's revenues derived from the refining of transmix are principally a function of the wholesale market price of the refined products produced and the number of barrels of refined products sold. Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation. See "Business--Competition and Other Business Considerations."

 1999 Compared With 1998

     Revenue from the transportation of refined petroleum products for the year ended December 31, 1999 was $198.3 million, $13.8 million or 7.5 percent greater than revenue of $184.5 million in 1998. Volumes delivered during 1999 averaged 1,056,100 barrels per day, 24,900 barrels per day or 2.4 percent greater than volume of 1,031,200 barrels per day delivered in 1998. Revenue from the transportation of gasoline increased by $4.7 million, or 4.8 percent, over 1998 levels. The revenue increase is primarily related to gasoline volume increases of 13,100 barrels per day, or 2.5 percent more than 1998 volumes. Deliveries to the upstate New York area, which are longer haul and at higher tariff rates, were the primary cause of the increased gasoline revenue and volumes. Demand in the Pittsburgh, Pennsylvania, Toledo, Ohio and Inwood, New York areas also increased over 1998 levels. Offsetting these increases were declines in volume to eastern and central Ohio locations. Revenue from the transportation of distillate volumes increased by $4.3 million, or 9.1 percent, over 1998 levels. The revenue increase is primarily related to distillate volume increases of 9,900 barrels per day, or 4.3 percent more than 1998 volumes. In the East, volumes were higher throughout most market areas as degree days were 17 percent higher during the first quarter of 1999 than the first quarter of 1998. In the Midwest, distillate revenues were up slightly despite declines in volumes due to the expiration of an incentive tariff early in the year. The Long Island, Connecticut and Massachusetts markets experienced modest growth in distillate revenues and volumes during 1999. Revenue from the transportation of jet fuel volumes increased by $1.3 million, or 3.8 percent, over 1998 levels. The revenue increase is primarily related to jet fuel volume increases of 8,700 barrels per day, which were 3.4 percent greater than 1998 volumes. These increases are related to increased demand at Pittsburgh, Pennsylvania, J.F. Kennedy, New York and Newark, New Jersey airports in the East and at Detroit, Michigan airport in the Midwest. In addition, new jet fuel business at Huntington, Indiana added to the favorable variance. Revenue from the transportation of LPG volumes and other petroleum products declined by $0.6 million, or 15.9 percent, from 1998 levels with most of the decline occurring at Toledo, Ohio. Transportation revenue from BGC's operations beginning March 31, 1999 (date of acquisition) through December 31, 1999 amounted to $3.7 million.

     Refining revenue beginning March 4, 1999 (date of acquisition) through December 31, 1999 was $107.5 million. Revenue was derived from the sale of 85.8 million gallons of gasoline and 102.1 million gallons of distillate products. Revenue from the sale of gasoline was $51.6 million while revenue from the sale of distillate products was $55.9 million.

     Costs and expenses for 1999 were $204.8 million and included $102.4 million in expenses related to the refining operations of BRC and $3.2 million in expenses related to BGC's operations. Excluding the expenses of BRC and BGC, operating expenses were $99.2 million, $10.9 million or 9.9 percent below costs and expenses of $110.1 million incurred during 1998. During 1999, the Partnership settled a real property tax dispute with the City and State of New York, which resulted in a one-time property tax expense reduction of $11.0 million. Payroll costs also declined as severance related provisions and costs associated with the realignment of senior management occurring in 1998 did not recur in 1999. Outside service costs and maintenance material expense also declined in 1999. Offsetting these decreases were increases in provisions for environmental costs and increased power costs associated with the higher level of volumes delivered.

     Other expenses for 1999 were $24.7 million compared to $22.4 million in 1998. Interest expense increased due to additional borrowings used to finance acquisitions. In addition, incentive compensation payments to the General Partner that are based on the level of Partnership distributions were approximately $0.8 million greater during 1999 than 1998.

 1998 Compared With 1997

     Revenue for the year ended December 31, 1998 was $184.5 million, $0.5 million or 0.3 percent less than revenue of $185.0 million for 1997. Volumes delivered during 1998 averaged 1,031,200 barrels per day, 7,200 barrels per day or 0.7 percent greater than volume of 1,024,000 barrels per day delivered in 1997. The combination of higher volumes and lower revenues in 1998 as compared to 1997 is the result of several factors. In 1998, the Partnership experienced a slight shift in deliveries from longer-haul, higher tariff movements to shorter-haul, lower tariff movements. In addition, certain tariffs designed to recover capital costs expired in 1998 and were replaced by lower tariffs. The Partnership also had greater costs associated with product downgrades resulting from normal operating activities. Gasoline volumes and revenue increased over 1997 levels. New business was gained at Midland, Pennsylvania as a result of a new connection, and market share throughout Pennsylvania continued to grow in 1998. In addition, increased volumes in the Detroit and Flint, Michigan areas added to the favorable variance. Offsetting these increases were declines in volume to the upstate New York area. Distillate volumes and revenue declined over 1997 levels. Demand was weak throughout most areas due to abnormally warm weather primarily during the first quarter of 1998. Jet fuel volume increased slightly over 1997 levels although overall revenue declined. Demand was strong at Newark Airport but was offset by declines at Pittsburgh due to reductions in both military and commercial airline activity. LPG volumes and revenue increased over 1997 levels due to the capture of new business in Ohio. Tariff rate increases implemented in 1998 also had a favorable impact on 1998 revenues. See "Tariff Changes."

     Costs and expenses during 1998 were $110.1 million, $2.8 million or 2.5 percent less than costs and expenses of $112.9 million during 1997. During 1998, as part of a restructuring, the Partnership incurred severance and related expenses of $2.1 million and an additional $1.3 million expense associated with the realignment of senior management. Payroll overhead expenses declined as a result of the ESOP Restructuring in 1997 and a full year effect of the elimination of certain executive compensation costs formerly charged to the Partnership. Such senior executive compensation costs have not been charged to the Partnership since August 12, 1997. See "Executive Compensation." The Partnership also realized cost reductions in outside service expense and incurred less power expense during 1998. Partially offsetting these reductions was the full year effect of amortization of the deferred charge related to the issuance of LP Units under the ESOP restructuring.

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

 Tariff Changes

     Effective January 1, 1998 certain of the Operating Partnerships implemented tariff increases that were expected to generate approximately $2.5 million in additional revenue per year. The Operating Partnerships did not file any general tariff rate increases that became effective during 1999 or 1997.

 Competition and Other Business Conditions

     Several major refiners and marketers of petroleum products announced strategic alliances or mergers in recent years. These alliances or mergers have the potential to alter refined product supply and distribution patterns within the Operating Partnerships' market area resulting in both gains and losses of volume and revenue. While the General Partner believes that individual delivery locations within its market area may have significant gains or losses, it is not possible to predict the overall impact these alliances or mergers would have on the Operating Partnerships' business. However, the General Partner does not believe that these alliances or mergers will have a material adverse effect on the Partnership's results of operations or financial condition.

Liquidity and Capital Resources

     The Partnership's financial condition at December 31, 1999, 1998 and 1997 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                                  As of December 31,
                                                     --------------------------------------------
                                                          1999           1998            1997
                                                     -------------   ------------   -------------
Current ratio ....................................      1.3 to 1        0.8 to 1       1.2 to 1
Ratio of cash and temporary investments and trade
  receivables to current liabilities .............      0.7 to 1        0.5 to 1       0.8 to 1
Working capital (deficit) (in thousands) .........      $13,149         ($ 6,266)      $5,045
Ratio of total debt to total capital .............      .45 to 1        .44 to 1       .44 to 1
Book value (per Unit) ............................      $ 11.72          $ 11.06       $ 11.23

 Cash Provided by Operations

     During 1999, cash provided by operations of $91.5 million was derived principally from $93.8 million of income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $0.8 million. Increases in inventories and trade receivables are attributable to the acquisition of BRC and were partially offset by a corresponding increase in BRC's accounts payable. During the year the Partnership borrowed $26.0 million under its Credit Agreement which was used to finance acquisitions of $19.5 million and for working capital purposes. Changes in non-current assets and liabilities resulted in a net cash use of $1.8 million. Distributions paid to Unitholders in 1999 amounted to $58.8 million, an increase of $2.1 million over 1998, and capital expenditures were $27.0 million, an increase of $4.2 million over 1998.

     During 1998, cash provided by operations of $80.6 million was derived principally from $68.4 million of net income before depreciation and amortization. Depreciation and amortization increased by $3.3 million as a result of the amortization for a full year of a deferred charge associated with the ESOP Restructuring and depreciation related to capital additions. Changes in current assets and current liabilities resulted in a net cash source of $12.3 million. The cash source from the change in current assets and liabilities resulted primarily from maturities of temporary investments, continued improvement in the collection of trade receivables, a reduction in prepaid and other current assets and an increase in current liabilities payable to the General Partner. Distributions paid to Unitholders in 1998 amounted to $56.7 million, an increase of $12.4 million over 1997, and capital expenditures were $22.8 million, an increase of $3.0 million over 1997.

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

 Debt Obligations and Credit Facilities

     At December 31, 1999, the Partnership had $266.0 million in outstanding long-term debt representing $240.0 million of Senior Notes (Series 1997A through 1997D) (the "Senior Notes") and $26.0 million of borrowings under the Credit Agreement.

     During December 1997, Buckeye issued the Senior Notes, which are due 2024 and accrue interest at an average annual rate of 6.94 percent. The proceeds from the issuance of the Senior Notes, plus $4.5 million of additional cash, were used to purchase and retire all of Buckeye's outstanding First Mortgage Notes (the "First Mortgage Notes") which accrued interest at an average annual rate of 10.3 percent. In connection with the purchase of the First Mortgage Notes in 1997, Buckeye was required to pay to the holders of the First Mortgage Notes a prepayment premium equal to the difference between the cash flows under the First Mortgage Notes, discounted at current U. S. Treasury rates, and the book value of the principal due under the First Mortgage Notes. The prepayment premium amounted to $41.4 million. In addition, debt refinancing costs totaling $1.0 million were incurred. The total costs of $42.4 million were recorded on the 1997 income statement as an extraordinary loss. In connection with the issuance of the Senior Notes, the indenture (the "Indenture") pursuant to which the First Mortgage Notes were issued was amended and restated in its entirety to eliminate the collateral requirements and to impose certain financial covenants.

     The Indenture, as amended in connection with the issuance of the Senior Notes, contains covenants, which affect Buckeye, Laurel and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Indenture
(a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

     During December 1998, Buckeye established a line of credit from commercial banks (the "Credit Agreement") which permits borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate (LIBOR) at the option of Buckeye. The Credit Agreement expires December 16, 2003. At December 31, 1999 there were $26.0 million of borrowings outstanding under the Credit Agreement. Of the $26.0 million in borrowings, $3.0 million occurred in February 1999 and $23.0 million occurred in March 1999. Proceeds from the borrowings were used to finance the purchase of BRC and BGC and for working capital purposes.

     The Credit Agreement contains covenants that affect Buckeye and the Partnership. Generally, the Credit Agreement (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios contained in the Credit Agreement, (b) prohibits Buckeye from creating or incurring certain liens on its property, (c) prohibits the Partnership or Buckeye from disposing of property which is material to its operations, and (d) limits consolidation, merger and asset transfers by Buckeye and the Partnership.

     The ratio of total debt to total capital was 45 percent at December 31, 1999 and 44 percent at December 31, 1998 and 1997. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Capital Expenditures

     At December 31, 1999, property, plant and equipment was approximately 83 percent of total consolidated assets. This compares to 86 percent and 85 percent for the years ended December 31, 1998 and 1997, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing operations.

     Capital expenditures by the Partnership were $27.0 million, $22.8 million and $19.8 million for 1999, 1998 and 1997, respectively. Projected capital expenditures for 2000 of approximately $36.3 million, including approximately $12.4 million of maintenance capital and $23.9 million of expansion capital, are expected to be funded from cash generated by operations and Buckeye's bank line of credit. Planned capital expenditures of $35.5 million related to the transportation segment include, among other things, various facility improvements that facilitate increased pipeline volumes, facility automation, renewal and replacement of several tank roofs, upgrades to field instrumentation and cathodic protection systems, installation and replacement of mainline pipe and valves and construction of additional office space. Planned capital expenditures of $0.8 million related to the refining segment include, among other things, a truck rack and terminal expansion and a heat exchange upgrade.

 Environmental Matters

     The Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 1999, the Operating Partnerships incurred operating expenses of $3.2 and capital expenditures of $1.4 million for environmental matters. Capital expenditures of $1.9 million for environmental related projects are included in the Partnership's plans for 2000. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

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

     In December 1996, the Board of Directors of BMC approved the ESOP Restructuring. The ESOP Restructuring was approved by the required majority of holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997, in connection with the ESOP Restructuring, the Partnership issued an additional 2,573,146 LP Units (adjusted for a two-for-one split) which are beneficially owned by the ESOP through Services Company. The market value of the LP Units issued to Services Company was approximately $64.2 million. As a result of the Partnership's issuance of the LP Units, the Partnership's obligation to reimburse BMC for certain executive compensation costs was permanently released, the incentive compensation formula was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. The $64.2 million market value of the LP Units issued to Services Company was recorded as a deferred charge relating to the ESOP Restructuring and is being amortized over 13.5 years. As part of the ESOP Restructuring, the $63 million loan from the third party lender became a direct obligation of the ESOP which is secured by the stock of Services Company and guaranteed by BMC and certain of its affiliates.

     Total ESOP related costs charged to earnings were $1.3 million in 1999 and $1.2 million in 1998. The ESOP costs represent a non-cash accrual of the estimated difference between distributions to be paid on the LP Units and the total debt service requirements under the ESOP loan (the "top-up provision").

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

     In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management has not completed its evaluation of the effect of this statement on the Partnership financial statements.

Year 2000 Compliance

     The Partnership established a comprehensive plan to assess the impact of the Year 2000 issue on the software and hardware utilized by the Partnership's internal operations and pipeline control systems. The Partnership also had in place contingency plans, involving manual operation, for critical pipeline applications. The Partnership also tried to assess the preparedness of critical suppliers and vendors in dealing with the Year 2000 issue. The total cost related to the investigation, research and update of critical areas related to the Year 2000 issue was not material.

     The Partnership has not experienced any material problems or incurred any significant losses related to the Year 2000 issue from its own operations, nor has it experienced any material problems or incurred any significant losses as the result of third-party operations.

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

     The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) changes in laws and regulations, including safety, tax and accounting matters; (3) competitive pressures from alternative energy sources;
(4) liability for environmental claims; (5) improvements in energy efficiency and technology resulting in reduced demand; (6) labor relations; (7) changes in real property tax assessments, (8) regional economic conditions; (9) market prices of petroleum products and the demand for those products in the Partnership's service territory; and (10) interest rate fluctuations and other capital market conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Partnership is exposed to market risks resulting from changes in interest rates and commodity prices. Market risk represents the risk of loss that may impact the Partnership's results of operations, the consolidated financial position or operating cash flows. The Partnership is not exposed to any market risk due to rate changes on its Senior Notes but is exposed to market risk related to the interest rate on its Credit Agreement. The Partnership is also exposed to market risk on commodity futures contracts that it holds for the sale of gasoline and fuel oil.

 Market Risk--Other than Trading Instruments

     The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. As of December 31, 1999, a 1 percent increase or decrease in the applicable rate under the Credit Agreement will result in an interest expense fluctuation of approximately $0.3 million. As of December 31, 1998, the Partnership did not have any debt outstanding that was subject to variable rate pricing.

 Market Risk--Trading Instruments

     The Partnership hedges a substantial portion of its exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil. At December 31, 1999, the Partnership had hedged approximately 56 percent of BRC's inventory and held commodity futures contracts for the sale of
6.3 million gallons of gasoline and 6.7 million gallons of fuel oil. A $0.01 per gallon increase in the market price of gasoline and fuel oil would result in a loss of approximately $130,000 in the futures contracts. A $0.01 per gallon decrease in the market price of gasoline and fuel oil would result in a gain of approximately $130,000 in the futures contracts.

Item 8. Financial Statements and Supplementary Data

                             BUCKEYE PARTNERS, L.P.

        Index to Financial Statements and Financial Statement Schedules

                                                                          Page Number
                                                                          -----------
Financial Statements and Independent Auditors' Report:
  Independent Auditors' Report ......................................         25
  Consolidated Statements of Income--For the years ended December 31,
   1999, 1998 and 1997 ..............................................         26
  Consolidated Balance Sheets--December 31, 1999 and 1998 ...........         27
  Consolidated Statements of Cash Flows--For the years ended Decem-
   ber 31, 1999, 1998 and 1997 ......................................         28
  Notes to Consolidated Financial Statements ........................         29
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

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

     We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
January 28, 2000

                            BUCKEYE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per unit amounts)

                                                                                  Year Ended December 31,
                                                                         ------------------------------------------
                                                                Notes        1999           1998           1997
                                                               -------   ------------   ------------   ------------
Revenue
  Transportation ...........................................      2,4     $ 198,297      $ 184,477      $ 184,981
  Refining .................................................      2,4       107,489             --             --
                                                                          ---------      ---------      ---------
   Total Revenue ...........................................                305,786        184,477        184,981
                                                                          ---------      ---------      ---------
Costs and expenses
  Cost of product sold .....................................        2        94,702             --             --
  Operating expenses .......................................     5,17        77,611         79,439         86,833
  Depreciation and amortization ............................    2,8,9        17,475         16,432         13,177
  General and administrative expenses ......................       17        14,969         14,248         12,896
                                                                          ---------      ---------      ---------
   Total costs and expenses ................................                204,757        110,119        112,906
                                                                          ---------      ---------      ---------
Operating income ...........................................                101,029         74,358         72,075
                                                                          ---------      ---------      ---------
Other income (expenses)
  Investment income ........................................                    140            251          2,046
  Interest and debt expense ................................                (16,854)       (15,886)       (21,187)
  Minority interests and other .............................       17        (8,032)        (6,716)        (4,127)
                                                                          ---------      ---------      ---------
   Total other income (expenses) ...........................                (24,746)       (22,351)       (23,268)
                                                                          ---------      ---------      ---------
Income before extraordinary loss ...........................                 76,283         52,007         48,807
Extraordinary loss on early extinguishment of debt .........       11            --             --        (42,424)
                                                                          ---------      ---------      ---------
Net income .................................................              $  76,283      $  52,007      $   6,383
                                                                          =========      =========      =========
Net income allocated to General Partner ....................       18     $     689      $     470      $      85
Net income allocated to Limited Partners ...................       18     $  75,594      $  51,537      $   6,298

Earnings per Partnership Unit
Income allocated to General and Limited Partners per
  Partnership Unit:
   Income before extraordinary loss ........................              $    2.82      $    1.93      $    1.92
   Extraordinary loss on early extinguishment of
     debt ..................................................                     --             --         ( 1.67)
                                                                          ---------      ---------      ---------
Net income .................................................              $    2.82      $    1.93      $    0.25
                                                                          =========      =========      =========
Earnings per Partnership Unit -- assuming dilution
Income allocated to General and Limited Partners per
  Partnership Unit:
   Income before extraordinary loss ........................              $    2.81      $    1.92      $    1.91
   Extraordinary loss on early extinguishment of
     debt ..................................................                     --             --         ( 1.66)
                                                                          ---------      ---------      ---------
Net income .................................................              $    2.81      $    1.92      $    0.25
                                                                          =========      =========      =========

See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                             December 31,
                                                                      --------------------------
                                                            Notes         1999          1998
                                                         ----------   -----------   ------------
Assets
  Current assets
   Cash and cash equivalents .........................           2     $  22,003     $   8,341
   Trade receivables .................................           2         9,718         7,578
   Inventories .......................................         2,6        18,397         2,988
   Prepaid and other current assets ..................           7         5,509         5,320
                                                                       ---------     ---------
     Total current assets ............................                    55,627        24,227
  Property, plant and equipment, net .................       2,4,8       556,904       532,696
  Other non-current assets ...........................        9,15        61,754        61,176
                                                                       ---------     ---------
     Total assets ....................................                 $ 674,285     $ 618,099
                                                                       =========     =========
Liabilities and partners' capital
  Current liabilities
   Accounts payable ..................................                 $  18,961     $   4,369
   Accrued and other current liabilities .............     5,10,17        23,517        26,124
                                                                       ---------     ---------
     Total current liabilities .......................                    42,478        30,493
   Long-term debt ....................................          11       266,000       240,000
   Minority interests ................................                     2,853         2,501
   Other non-current liabilities .....................    12,13,17        45,965        46,620
   Commitments and contingent liabilities ............           5            --            --
                                                                       ---------     ---------
     Total liabilities ...............................                   357,296       319,614
                                                                       ---------     ---------
Partners' capital
  General Partner ....................................          18         2,548         2,390
  Limited Partner ....................................          18       314,441       296,095
                                                                       ---------     ---------
     Total partners' capital .........................                   316,989       298,485
                                                                       ---------     ---------
     Total liabilities and partners' capital .........                 $ 674,285     $ 618,099
                                                                       =========     =========


See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                (In thousands)

                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                              Notes        1999          1998           1997
                                                             -------   -----------   -----------   -------------
Cash flows from operating activities:
  Income before extraordinary loss .......................              $  76,283     $  52,007     $   48,807
                                                                        ---------     ---------     ----------
  Adjustments to reconcile income to net cash
 provided by operating activities:
   Extraordinary loss on early extinguishment of
     debt ................................................       11            --            --        (42,424)
   Gain on sale of property, plant and equipment .........                     --          (195)           (11)
   Depreciation and amortization .........................      8,9        17,475        16,432         13,177
   Minority interests ....................................                  1,011           594             96
   Distributions to minority interests ...................                   (659)         (628)          (474)
   Change in assets and liabilities:
     Temporary investments ...............................                     --         2,854         11,674
     Trade receivables ...................................                 (1,285)        2,617          2,341
     Inventories .........................................                (11,307)         (901)          (355)
     Prepaid and other current assets ....................                   (189)        1,977            418
     Accounts payable ....................................                 14,592           705           (615)
     Accrued and other current liabilities ...............                 (2,647)        5,051         (3,015)
     Other non-current assets ............................                 (1,150)       (1,535)           319
     Other non-current liabilities .......................                   (655)        1,608         (1,566)
                                                                        ---------     ---------     ----------
      Total adjustments from operating activities ........                 15,186        28,579        (20,435)
                                                                        ---------     ---------     ----------
      Net cash provided by operating activities ..........                 91,469        80,586         28,372
                                                                        ---------     ---------     ----------
Cash flows from investing activities:
  Capital expenditures ...................................                (27,018)      (22,750)       (19,841)
  Acquisitions ...........................................                (19,487)           --             --
  Net proceeds from (expenditures for) disposal of
   property, plant and equipment .........................                    477          (544)          (814)
                                                                        ---------     ---------     ----------
      Net cash used in investing activities ..............                (46,028)      (23,294)       (20,655)
                                                                        ---------     ---------     ----------
Cash flows from financing activities:
  Capital contribution ...................................                     --            --              5
  Proceeds from exercise of unit options .................                    978           366            516
  Proceeds from issuance of long-term debt ...............       11        26,000            --        240,000
  Payment of long-term debt ..............................       11            --            --       (214,000)
  Distributions to Unitholders ...........................    18,19       (58,757)      (56,666)       (44,305)
                                                                        ---------     ---------     ----------
      Net cash used in financing activities ..............                (31,779)      (56,300)       (17,784)
                                                                        ---------     ---------     ----------
Net increase (decrease) in cash and cash equivalents .....                 13,662           992        (10,067)
Cash and cash equivalents at beginning of year ...........                  8,341         7,349         17,416
                                                                        ---------     ---------     ----------
Cash and cash equivalents at end of year .................              $  22,003     $   8,341     $    7,349
                                                                        =========     =========     ==========
Supplemental cash flow information:
  Cash paid during the year for interest (net of
   amount capitalized) ...................................              $  16,912     $  15,918     $   21,432
Non-cash change in financing activities:
  Issuance of LP Units in exchange for BAC stock .........                     --            --     $   64,200
Non-cash change in operating activities:
  Deferred charge from issuance of LP Units ..............                     --            --     $   64,200

See notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1999 AND 1998 AND
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION

     Buckeye Partners, L.P. (the "Partnership") is a limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns approximately 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). These entities are hereinafter referred to as the "Operating Partnerships." BTT owns a 100 percent interest in each of Buckeye Refining Company, LLC and Buckeye Gulf Coast Pipelines, LLC and also owns a 75 percent interest in WesPac Pipelines-Reno Ltd. and related WesPac entities.

     In connection with an internal restructuring, effective December 31, 1998, Buckeye Management Company ("BMC") transferred its general partnership interest in the Partnership, as well as certain other assets and liabilities, to its wholly-owned subsidiary, Buckeye Pipe Line Company (the "General Partner"). Buckeye Pipe Line Company serves as sole general partner of the Partnership and as the sole general partner of each Operating Partnership. As of December 31, 1998, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an effective 2 percent interest in the Partnership.

     Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,970 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT provides bulk storage service through leased facilities with an aggregate capacity of 257,000 barrels of refined petroleum products.

     On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG"). The Partnership operates the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). BRC re-refines transmix at its Indianola, Pennsylvania and Hartford, Illinois refineries. Transmix represents refined petroleum products, primarily fuel oil and gasoline, that become commingled during normal pipeline operations. The refining process produces separate quantities of fuel oil, kerosene and gasoline that BRC then markets at the wholesale level.

     On March 31, 1999, the Partnership acquired pipeline operating contracts and a 16-mile pipeline from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull"). The Partnership operates the assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC ("BGC"). BGC is an owner and contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC also leases the 16- mile pipeline to a chemical company.

     During March 1996, BMC Acquisition Corp. ("BAC"), a corporation organized in 1996 under the laws of the state of Delaware, acquired all of the common stock of BMC from a subsidiary of American Financial Group, Inc. ("American Financial") (the "Acquisition"). BAC, which subsequently changed its name to Glenmoor, Ltd. ("Glenmoor"), is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain other management employees of Buckeye Pipe Line Services Company ("Services Company").

     On August 12, 1997, the General Partner's employees were transferred to Services Company, a newly formed corporation wholly owned by the ESOP. Services Company employs all of the employees previously employed by the General Partner and became the sponsor of all of the employee benefit plans previously maintained by the General Partner. Services Company also

                            BUCKEYE PARTNERS, L.P.

entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, which in turn are reimbursed by the Partnership, except for certain executive compensation costs which after August 12, 1997 are no longer reimbursed (See Note 17).

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

 Financial Instruments

     The fair values of financial instruments are determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values (see Note 11).

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

 Revenue Recognition

     Substantially all revenue is derived from interstate and intrastate transportation of petroleum products and the sale of re-refined transmix products at the wholesale level. Such revenue is recognized as products are delivered to customers. Such customers include major integrated oil companies, major refiners and large regional marketing companies. The consolidated Partnership's customer base was approximately 170 in 1999. During 1999, sales of $46.6 million to one customer

                            BUCKEYE PARTNERS, L.P.

represented approximately 15% of consolidated revenue. Of the $46.6 million in sales, $32.3 million was related to the refining segment and $14.3 million was related to the transportation segment. The Partnership does not maintain an allowance for doubtful accounts.

 Inventories

     Inventories, consisting of petroleum products, materials and supplies, are carried at the lower of cost or market based on the first-in first-out method.

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

 Goodwill

     The Partnership amortizes goodwill on the straight-line basis over a period of fifteen years.

 Long-Lived Assets

     The Partnership regularly assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Income Taxes

     For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 1999 and 1998, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $290 million and $285 million, respectively.

 Environmental Expenditures

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action. In 1997, the Partnership adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 prescribes that accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort. Although the Partnership previously accrued for direct costs of remediation and certain indirect costs, additional indirect costs were required to be accrued by the Partnership at the time of adopting SOP 96-1, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The effect of initially applying the provisions of SOP 96-1 has been treated as a change in accounting estimate and is not material to the accompanying financial statements.

                            BUCKEYE PARTNERS, L.P.

 Pensions

     Services Company maintains a defined contribution plan, defined benefit plans (see Note 13) and an employee stock ownership plan (see Note 15) which provide retirement benefits to substantially all of its regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement.

 Postretirement Benefits Other Than Pensions

     Services Company provides postretirement health care and life insurance benefits for certain of its retirees (see Note 13). Certain other retired employees are covered by a health and welfare plan under a union agreement.

 Comprehensive Income

     The Partnership has not reported comprehensive income due to the absence of items of other comprehensive income in any period presented.

 Segment Reporting and Related Information

     Effective for the December 31, 1998 financial statements, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership has two reportable segments, transportation of refined petroleum products and refining of petroleum products.

 Accounting for Derivative Instruments and Hedging Activities

     The Partnership hedges a substantial portion of its exposure to inventory price fluctuations with commodity futures contracts in gasoline and fuel oil. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under such contracts are reported on the consolidated balance sheet as current receivables or liabilities. Realized gains and losses arising from such hedging transactions are recorded in cost of goods sold when the hedged inventory is sold.

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

     In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management has not completed its evaluation of the effect of this statement on the Partnership financial statements.

3. ACQUISITIONS

     On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. for an initial purchase price of $12,990,000. In December 1999, the Partnership accrued an additional payment of $747,000 pursuant to a contingent payment agreement. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola,

                            BUCKEYE PARTNERS, L.P.

Pennsylvania, a transmix processing facility located in Hartford, Illinois, and related assets, which included trade receivables and inventory valued at net realizable value. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 4, 1999. The Partnership operates the former ARG processing business under the name of Buckeye Refining Company, LLC. The purchase price has been allocated to assets acquired based on estimated fair value. The allocated fair value of assets acquired is summarized as follows:


        Trade receivables .....................   $   815,000
        Petroleum products inventory ..........     4,102,000
        Property, plant and equipment .........     8,073,000
        Goodwill ..............................       747,000
                                                  -----------
        Total .................................   $13,737,000
                                                  ===========

     In connection with the acquisition of the ARG assets, the Partnership is obligated to pay additional consideration, not to exceed $5,000,000 in the aggregate over a six-year period, if BRC's gross profits and cash flows, calculated on an annual basis, exceed certain levels.

     On March 31, 1999, the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation for a total purchase price of $5,750,000. The assets acquired consist primarily of six pipeline operating agreements for major chemical companies in the Gulf Coast area, a 16-mile pipeline (a portion of which is leased to a chemical company), and related assets. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 31, 1999. The Partnership operates the pipeline assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC. The purchase price has been allocated to assets acquired based on estimated fair value. The allocated fair value of assets acquired is summarized as follows:

        Property, plant and equipment .........    $2,150,000
        Goodwill ..............................     3,600,000
                                                   ----------
        Total .................................    $5,750,000
                                                   ==========

     Pro forma results of operations for the Partnership, assuming the acquisition of the ARG and Seagull assets had occurred at the beginning of the periods indicated below, are as follows:

                                      Twelve Months Ended
                                         December 31,
                                 -----------------------------
                                      1999            1998
                                 -------------   -------------
                                        (In thousands,
                                   except per Unit amounts)
   Revenue ...................     $ 316,585       $ 276,414
   Net income ................     $  75,585       $  51,614
   Earnings per Unit .........     $    2.80       $    1.91

     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

                            BUCKEYE PARTNERS, L.P.

4. SEGMENT INFORMATION

     The Partnership has two reportable segments, the transportation segment and the refining segment, which are organized on the basis of products and services. The transportation segment derives its revenues from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. The refining segment derives its revenues from the refining of pipeline transmix and the wholesale marketing of the resulting products to others for distribution to consumers. Transmix generally consists of various grades and types of refined petroleum products that are commingled during handling or transportation by a pipeline system.

     Management evaluates segment performance on the basis of operating income. The Partnership accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. Such intersegment sales and transfers are eliminated in consolidation.

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

     The following is a summary of each reportable segment's profit and loss and the segment's assets as of and for the period ended December 31, 1999. The refining segment's results of operations include the period from the March 4, 1999 (date of acquisition) through December 31, 1999. The transportation segment results of operations include BGC's results of operations for the period March 31, 1999 through December 31, 1999.

                                                   Trans-                     Inter-
                                                 portation     Refining       company        Total
                                                -----------   ----------   ------------   -----------
                                                                   (In thousands)
   Revenues from external customers .........    $200,828     $107,489       $ (2,531)     $305,786
   Intersegment revenues ....................       2,531           --             --         2,531
   Operating income .........................      95,936        5,093             --       101,029
   Segment assets ...........................     647,519       30,615         (3,849)      674,285
   Expenditures for property, plant and
     equipment ..............................      26,731          287             --        27,018


     All revenues are from sources within the United States.

5. CONTINGENCIES

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

                            BUCKEYE PARTNERS, L.P.

 Environmental

     In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses of $3.2 million, $1.8 million and $2.7 million for 1999, 1998 and 1997, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

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

 Guaranteed Investment Contract

     The Buckeye Pipe Line Company Retirement and Savings Plan (the "Plan") held a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company ("Executive Life"), which entered conservatorship proceedings in the state of California in April 1991. The GIC was purchased in July 1989, with an initial principal investment of $7.4 million earning interest at an effective rate per annum of 8.98 percent through June 30, 1992. Pursuant to the Executive Life Plan of Rehabilitation, the Plan received an interest only contract from Aurora National Life Assurance Company (the "Aurora GIC") in substitution for its Executive Life GIC. The Aurora GIC provided for semi-annual interest payments at a rate of 5.61 percent per annum through September 1998, the maturity date of the contract. In addition, the Plan received certain additional cash payments through the maturity date of the contract as a result of the liquidation of the Executive Life assets. The Plan also received a payment of approximately $2 million in March, 1998, from the Pennsylvania Life and Health Insurance Guaranty Association for partial reimbursement of losses of Plan participants who were Pennsylvania residents on December 6, 1991.

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

6. INVENTORIES

     As a result of the BRC acquisition, inventories now consist of transmix, fuel oils, gasoline and other specialty products, as well as pipeline materials and supplies which includes pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items.

                            BUCKEYE PARTNERS, L.P.

Inventories are valued at the lower of cost or market on the first-in first-out method. Inventories consisted of the following:

                                                      December 31,
                                                  ---------------------
                                                     1999        1998
                                                  ----------   --------
                                                     (In thousands)
   Transmix ...................................    $12,319      $   --
   Gasoline, distillates and jet fuel .........      1,664          --
   Pipeline materials and supplies ............      4,414       2,988
                                                   -------      ------
    Total .....................................    $18,397      $2,988
                                                   =======      ======

     The Partnership uses derivative financial instruments to manage price risk associated with the market price of refined petroleum products. At December 31, 1999 the Partnership had hedged approximately 56 percent of its petroleum product inventory and had approximately $0.1 million of unrealized gains related to futures contracts held. BRC's operating income of $5.1 million for the 10 months ended December 31, 1999 is net of $4.4 million in realized losses related to investments in futures contracts.

7. PREPAID AND OTHER CURRENT ASSETS

     Prepaid and other current assets consist primarily of receivables from third parties for pipeline relocations and other work either completed or in-progress. Prepaid and other current assets also include prepaid insurance, prepaid taxes and other miscellaneous items.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                 December 31,
                                                               1999          1998
                                                           -----------   -----------
                                                                (In thousands)
   Land ................................................    $  9,846      $  9,498
   Buildings and leasehold improvements ................      29,892        27,569
   Machinery, equipment and office furnishings .........     545,355       533,063
   Construction in progress ............................      51,985        30,676
                                                            --------      --------
                                                             637,078       600,806
     Less accumulated depreciation .....................      80,174        68,110
                                                            --------      --------
     Total .............................................    $556,904      $532,696
                                                            ========      ========


     Depreciation expense was $12,556,000, $11,734,000 and $11,371,000 for the years 1999, 1998 and 1997, respectively.


9. OTHER NON-CURRENT ASSETS

     Other non-current assets consist of the following:

                                                  December 31,
                                             -----------------------
                                                1999         1998
                                             ----------   ----------
                                                 (In thousands)
   Deferred charge (see Note 15) .........    $52,999      $57,696
   Goodwill ..............................      4,126           --
   Other .................................      4,629        3,480
                                              -------      -------
    Total ................................    $61,754      $61,176
                                              =======      =======

                            BUCKEYE PARTNERS, L.P.

     The $64.2 million market value of the LP Units issued in connection with the restructuring of the ESOP in August 1997 (the "ESOP Restructuring") was recorded as a deferred charge and is being amortized on the straight-line basis over 13.5 years (See Note 15). Amortization of the deferred charge related to the ESOP Restructuring was $4,698,000 in 1999 and 1998. Goodwill is amortized on a straight-line basis over a period of fifteen years. Amortization of goodwill was $221,000 in 1999.

10. ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consist of the following:

                                                       December 31,
                                                   ---------------------
                                                      1999        1998
                                                   ---------   ---------
                                                      (In thousands)
   Taxes--other than income ....................   $ 5,483     $ 8,729
   Accrued charges due General Partner .........     6,690       8,724
   Environmental liabilities ...................     3,588       2,121
   Interest ....................................       756         699
   Accrued operating power .....................     1,242       1,080
   Other .......................................     5,758       4,771
                                                   -------     -------
    Total ......................................   $23,517     $26,124
                                                   =======     =======

11. LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt consists of the following:

                                                                       December 31,
                                                                 -------------------------
                                                                     1999          1998
                                                                 -----------   -----------
                                                                      (In thousands)
   Senior Notes:
     6.98% Series 1997A due December 16, 2024 (subject to
      $25.0 million annual sinking fund requirement
      commencing December 16, 2020) ..........................    $125,000      $125,000
     6.89% Series 1997B due December 16, 2024 (subject to
      $20.0 million annual sinking fund requirement
      commencing December 16, 2020) ..........................     100,000       100,000
     6.95% Series 1997C due December 16, 2024 (subject to
      $2.0 million annual sinking fund requirement
      commencing December 16, 2020) ..........................      10,000        10,000
     6.96% Series 1997D due December 16, 2024 (subject to
      $1.0 million annual sinking fund requirement
      commencing December 16, 2020) ..........................       5,000         5,000
     Credit Agreement due December 16, 2003 (variable rates;
      average weighted rate at December 31, 1999 was
      6.32%) .................................................      26,000            --
                                                                  --------      --------
        Total ................................................    $266,000      $240,000
                                                                  ========      ========

     At December 31, 1999, a total of $26.0 million of debt was scheduled to mature in December 2003. A total of $240,000,000 of debt is scheduled to mature in the period 2020 through 2024.

     The fair value of the Partnership's debt is estimated to be $234 million and $241 million as of December 31, 1999 and 1998, respectively. The values at December 31, 1999 and 1998 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

                            BUCKEYE PARTNERS, L.P.

     In December 1997, Buckeye entered into an agreement to issue $240.0 million of Senior Notes (Series 1997A through 1997D) bearing interest ranging from 6.89 percent to 6.98 percent. The proceeds from the issuance of the Senior Notes, plus additional amounts approximating $4.5 million, were used to extinguish all of the First Mortgage Notes outstanding, totaling $202.1 million bearing interest ranging from 7.11 percent to 11.18 percent. This debt extinguishment resulted in an extraordinary loss of $42.4 million in 1997 consisting of $41.4 million of prepayment premium and $1.0 million in fees and expenses.

     The indenture, as amended in connection with the issuance of the Senior Notes (the "Indenture") contains covenants that affect Buckeye, Laurel and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property,
(c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

     During December 1998, Buckeye established a line of credit from commercial banks (the "Credit Agreement") that permits borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate at the option of Buckeye. The Credit Agreement expires December 16, 2003. At December 31, 1999 a total of $26.0 million in borrowings, at a weighted average rate of 6.32 percent, was outstanding under the Credit Agreement.

     The Credit Agreement contains certain covenants that affect Buckeye and the Partnership. Generally, the Credit Agreement (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios contained in the Credit Agreement, (b) prohibits Buckeye from creating or incurring certain liens on its property, (c) prohibits the Partnership or Buckeye from disposing of property which is material to its operations, and (d) limits consolidation, merger and asset transfers by Buckeye and the Partnership.

12. OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of the following:

                                                         December 31,
                                                    -----------------------
                                                       1999         1998
                                                    ----------   ----------
                                                        (In thousands)
   Accrued employee benefit liabilities .........    $36,491      $36,919
   Accrued top-up reserve .......................      2,998        1,656
   Accrued non-current taxes ....................         91        2,450
   Other ........................................      6,385        5,595
                                                     -------      -------
    Total .......................................    $45,965      $46,620
                                                     =======      =======

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

                            BUCKEYE PARTNERS, L.P.

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

     A reconciliation of the beginning and ending balances of the benefit obligations under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                             Postretirement
                                                  Pension Benefits              Benefits
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
                                                                (In thousands)
   Change in benefit obligation
     Benefit obligation at beginning of
      year .................................    $ 15,122     $ 14,469     $ 29,393     $ 24,943
     Service cost ..........................         492          511          509          540
     Interest cost .........................         742          888        1,688        1,707
     Actuarial (gain) loss .................        (466)      (1,353)      (3,732)       3,317
     Change in assumptions .................        (171)       1,229           --           --
     Adjusted benefit payments .............      (3,424)        (622)      (1,510)      (1,114)
                                                --------     --------     --------     --------
     Benefit obligation at end of year .....    $ 12,295     $ 15,122     $ 26,348     $ 29,393
                                                ========     ========     ========     ========

     A reconciliation of the beginning and ending balances of the fair value of plan assets under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                                 Postretirement
                                                  Pension Benefits                  Benefits
                                             --------------------------   -----------------------------
                                                 1999          1998            1999            1998
                                             -----------   ------------   -------------   -------------
                                                                   (In thousands)
   Change in plan assets
     Fair value of plan assets at
      beginning of year ..................    $  8,864       $  6,993       $      --       $      --
     Actuarial return on plan assets .....       1,713          1,264              --              --
     Revaluation of asset ................          --            951              --              --
     Employer contribution ...............       1,184            270           1,510           1,114
     Benefits paid .......................      (3,424)          (614)         (1,510)         (1,114)
                                              --------       --------       ---------       ---------
     Fair value of plan assets at end
      of year ............................    $  8,337       $  8,864       $      --       $      --
                                              ========       ========       =========       =========

     Funded status .......................    $ (3,958)      $ (6,258)      $ (26,348)      $ (29,393)
     Unrecognized prior service cost .....        (665)          (751)         (2,318)         (2,898)
     Unrecognized actuarial (gain)
      loss ...............................      (1,007)           945          (1,927)          1,832
     Unrecognized net asset at
      transition .........................        (623)          (782)             --              --
                                              --------       --------       ---------       ---------
     Accrued benefit cost ................    $ (6,253)      $ (6,846)      $ (30,593)      $ (30,459)
                                              ========       ========       =========       =========

                            BUCKEYE PARTNERS, L.P.

     The weighted average assumptions used in accounting for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:

                                                                          Postretirement
                                               Pension Benefits              Benefits
                                            -----------------------   -----------------------
                                               1999         1998         1999         1998
                                            ----------   ----------   ----------   ----------
                                                             (In thousands)
   Weighted-average assumptions
     as of December 31
     Discount rate ......................   7.75%        6.50%        7.75%        6.50%
     Expected return on plan assets .....   8.50%        8.50%         N/A          N/A
     Rate of compensation increase ......   5.25%        4.50%         N/A          N/A

     The assumed rate of cost increase in the postretirement health care and life insurance plan in 1999 was 7.0 percent and 7.75 percent for non-Medicare eligible and Medicare eligible retirees, respectively. The assumed annual rates of cost increase decline each year through 2005 to a rate of 5.5 percent, and remain at 5.5 percent thereafter for both non-Medicare eligible and Medicare eligible retirees.

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1 percent change in the health care cost trend rate for each future year would have had the following effects on 1999 results:

                                                            1-Percentage      1-Percentage
                                                           Point Increase    Point Decrease
                                                          ----------------  ---------------
                                                                   (In thousands)
   Effect on total service cost and interest cost
     components ........................................       $  377          $   (320)
   Effect on postretirement benefit obligation .........       $4,086          $ (3,520)

     The components of the net periodic benefit cost recognized for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:

                                                Pension Benefits               Postretirement Benefits
                                         -------------------------------  ---------------------------------
                                            1999       1998       1997       1999        1998        1997
                                         ---------  ---------  ---------  ----------  ----------  ---------
                                                                   (In thousands)
   Components of net periodic
     benefit cost
     Service cost .....................   $  492     $  511     $  291      $  509      $  540     $  507
     Interest cost ....................      742        888        819       1,688       1,707      1,720
     Expected return on plan assets ...     (655)      (656)      (531)         --          --         --
     Amortization of unrecognized
      transition asset ................     (160)      (160)      (160)         --          --         --
     Amortization of prior service
      cost ............................      (86)       (86)       (70)       (580)       (580)      (580)
     Amortization of unrecognized
      losses ..........................      258        189         68          26          18          5
                                          ------     ------     ------      ------      ------     ------
     Net periodic benefit cost ........   $  591     $  686     $  417      $1,643      $1,685     $1,652
                                          ======     ======     ======      ======      ======     ======

     Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $140,000, $126,000 and $129,000 for 1999, 1998 and 1997, respectively.

                            BUCKEYE PARTNERS, L.P.

     In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $103,000, $106,000 and $110,000 for 1999, 1998 and 1997, respectively.

14. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

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

     The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan was amended and restated on July 14, 1998. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") of Services Company not to exceed 720,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options granted prior to 1998 were granted with a feature that allows Optionees to apply accrued credit balances (the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such Options. The Distribution Equivalents are an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. Options granted after 1997 do not have a Distribution Equivalent feature. Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of Services Company following the date of the grant of the Option. Options granted prior to 1998 vested in varying amounts beginning generally three years after the date of grant. Options granted after 1997 vest in three years. Options granted in 1998 are exercisable for a period of seven years following the date on which they vest. Options granted prior to 1998 are exercisable for a period of five years following the date on which they vest. The Partnership recorded compensation expense related to the Option Plan of $33,000 in 1999, $34,000 in 1998 and $179,000 in 1997.
Compensation and benefit costs of executive officers were not charged to the Partnership after August 12, 1997 (See Note 17). If compensation cost for the Option Plan had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the proforma amounts below:

                                               1999          1998          1997
                                           ------------  ------------  -----------
                                                        (In thousands
                                                  except per Unit amounts)
   Net income
      As reported .......................    $ 76,283      $ 52,007      $ 6,383
      Pro forma .........................    $ 76,258      $ 52,006      $ 6,387
   Basic earnings per unit
      As reported and Pro forma .........    $   2.82      $   1.93      $  0.25
   Diluted earnings per unit
      As reported and Pro forma .........    $   2.81      $   1.92      $  0.25

                            BUCKEYE PARTNERS, L.P.

     Options granted in 1999 and 1998 vest after 3 years following the date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. A portion of each option granted prior to 1998 vests after three, four and five years following the date of the grant. The assumptions used for options granted in 1999, 1998 and 1997 are indicated below.

                                              Risk-free Interest Rate          Expected Life (Years)
                                          -------------------------------  ------------------------------
    Year of      Dividend                         Vesting Period                   Vesting Period
 Option Grant      Yield     Volatility    3 Years    4 Years    5 Years    3 Years    4 Years    5 Years
--------------  ----------  ------------  ---------  ---------  ---------  ---------  ---------  --------
     1999       7.7%        20.1%         5.6%         N/A        N/A      3.50         N/A        N/A
     1998       7.1%        24.7%         5.5%         N/A        N/A      3.50         N/A        N/A
     1997       0.0%        19.6%         6.4%         6.4%       6.5%     3.25        4.25       5.25

     Options granted in 1999 and 1998 assume a dividend yield of 7.7 percent and 7.1 percent, respectively. No dividend yield was assumed on options granted prior to 1998 as the exercise price of the option is adjusted downward during the term of the option to take account of the dividends paid on the underlying LP units.

     A summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 1999, 1998 and 1997 is as follows:

                                                   1999                      1998                      1997
                                         ------------------------  ------------------------  -------------------------
                                                        Weighted                  Weighted                   Weighted
                                             Units       Average       Units       Average       Units       Average
                                             Under      Exercise       Under      Exercise       Under       Exercise
                                            Option        Price       Option        Price       Option        Price
                                         ------------  ----------  ------------  ----------  ------------  -----------
Outstanding at beginning of year ......     220,440      $ 15.71      221,140     $ 15.51       197,340      $ 15.36
Granted ...............................      37,400        28.50       20,300       29.50        51,900        21.07
Exercised .............................     (53,800)       12.53      (21,000)      11.78       (28,100)       13.74
                                            -------                   -------                   -------
Outstanding at end of year ............     204,040        17.86      220,440       15.71       221,140        15.51
                                            =======                   =======                   =======
Options exercisable at year-end .......      68,240                    49,540                    20,140
Weighted average fair value of
  options granted during the year .....   $    2.66                 $    3.75                 $    5.62

     The following table summarizes information relating to LP Unit options outstanding under the Option Plan at December 31, 1999:

                                Options Outstanding                  Options Exercisable
                     ------------------------------------------   -------------------------
                                        Weighted
                                        Average       Weighted                     Weighted
     Range of           Options        Remaining       Average       Options       Average
     Exercise         Outstanding     Contractual     Exercise     Exercisable     Exercise
      Prices          at 12/31/99         Life          Price      at 12/31/99      Price
------------------   -------------   -------------   ----------   -------------   ---------
 $6.00 to $10.00         10,140      4.8 Years        $ 8.40           1,340       $ 9.06
$10.01 to $15.00         79,000      4.4 Years         12.57          55,200        12.71
$15.01 to $20.00         57,200      5.9 Years         15.75          11,700        15.59
$20.01 to $30.00         57,700      9.2 Years         28.85              --           --
                        -------                                       ------
 Total                  204,040      6.2 Years         17.86          68,240        13.13
                        =======                                       ======

     At December 31, 1999, there were 292,700 LP Units available for future grants under the Option Plan.

                            BUCKEYE PARTNERS, L.P.

15. EMPLOYEE STOCK OWNERSHIP PLAN

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

     In December 1996, the Board of Directors of BMC approved a restructuring of the ESOP (the "ESOP Restructuring"). The ESOP Restructuring was approved by a majority of the holders of the LP Units at a special meeting held on August 11, 1997. On August 12, 1997, in connection with the ESOP Restructuring, the Partnership issued an additional 2,573,146 LP Units that are beneficially owned by the ESOP through Services Company. The market value of the LP Units issued to Services Company was approximately $64.2 million. As a result of the Partnership's issuance of the LP Units, the Partnership's obligation to reimburse BMC for certain executive compensation costs was permanently released, the incentive compensation paid by the Partnership to BMC under the existing incentive compensation agreement was reduced, and other changes were implemented to make the ESOP a less expensive fringe benefit for the Partnership. The $64.2 million market value of the LP Units issued was recorded as a deferred charge relating to the ESOP Restructuring and is being amortized over 13.5 years. As a result of the ESOP Restructuring, the $63 million loan from the third party lender became a direct obligation of the ESOP and is secured by the stock of Services Company and guaranteed by BMC and certain of its affiliates.

     Total ESOP related costs charged to earnings were $1,341,000 during 1999 and $1,196,000 during 1998, representing a non-cash accrual of the current year's portion of the estimated difference between the total distributions to be received on the LP Units and the total debt service requirements under the ESOP loan (the "top- up provision").

     Total ESOP related costs charged to earnings during 1997 were $5,241,000 which included $2,805,000 of interest expense with respect to the ESOP loan, $1,976,000 based upon the value of 1,976 shares of BAC Preferred Stock released and allocated to employee accounts through August 12, 1997 and the accrual of a $460,000 top-up provision. The 1,976 shares of BAC Preferred Stock that were released and allocated to employees' accounts were subsequently exchanged for 40,354 shares of Services Company stock during 1997.

     As a result of the ESOP Restructuring the Partnership will not incur any additional charges related to interest expense and shares released to employee accounts under the ESOP. The Partnership will, however, incur ESOP-related costs to the extent that required contributions to the ESOP are in excess of distributions received on the LP Units owned by Services Company, for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs.

     Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP loan bear to the total of all principal and interest payments due under the ESOP loan. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Services Company stock allocated to employees receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP loan.

                            BUCKEYE PARTNERS, L.P.

16. LEASES AND COMMITMENTS

     The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 1999 are approximately $2.9 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

     The General Partner leases space in an office building and certain copying equipment and charges these costs to the Operating Partnerships. Buckeye leases certain computing equipment and automobiles. BRC leases tanks. Future minimum lease payments under these noncancelable operating leases at December 31, 1999 were as follows: $1,519,000 for 2000, $1,497,000 for 2001, $1,357,000 for 2002,
$1,239,000 for 2003, $1,253,000 for 2004 and $2,187,000 thereafter.

     Buckeye entered into an energy services agreement for certain main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next twelve years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye's use of the natural gas engines has exceeded the minimum requirement in 1998 and 1999.

     Rent expense for all operating leases was $8,448,000, $7,192,000 and $6,606,000 for 1999, 1998 and 1997, respectively.

17. RELATED PARTY TRANSACTIONS

     The Partnership and the Operating Partnerships are managed by the General Partner. Under certain partnership agreements and management agreements, BMC, the General Partner, Services Company and certain related parties are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership and the Operating Partnerships.

     In connection with the ESOP Restructuring in August 1997, the Unitholders approved an amendment to the Partnership Agreement to (i) relieve the General Partner of any obligation to make an additional capital contribution to the Partnership upon the issuance of additional LP Units if the General Partner receives a legal opinion that such additional capital contribution is not required for the Partnership or any of its Operating Partnerships to avoid being treated as an association taxable as a corporation for federal income tax purposes and (ii) obligate any successor general partner, upon removal and replacement of the General Partner by the holders of the LP Units, to the obligations of the General Partner and its affiliates under the Exchange Agreement and to consider this obligation in determining the value of the general partnership interest which must be acquired by a successor general partner.

     Also in connection with the ESOP Restructuring, the General Partner's employees were transferred to Services Company. Services Company employs all of the employees previously employed by the General Partner and has become the sponsor of all of the employee benefit plans previously maintained by the General Partner. Services Company also entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships over a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, other than as described below with respect to certain executive compensation. BMC and the General Partner are reimbursed by the Partnership and the Operating Partnerships. Costs reimbursed to BMC, the General Partner or Services Company

                            BUCKEYE PARTNERS, L.P.

by the Partnership and the Operating Partnerships totaled $54.3 million, $54.4 million and $57.2 million in 1999, 1998 and 1997, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to officers and employees of BMC, the General Partner and Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Compensation and benefit costs of the executive officers of BMC were not charged to the Partnership after August 12, 1997 pursuant to the Exchange Agreement entered into among BMC, the Partnership and the Operating Partnerships. Services Company, which is beneficially owned by the ESOP, owns 2,534,157 LP Units (approximately 9.5 percent of the LP Units outstanding). Distributions received by Services Company on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $5,533,000 during 1999, $5,390,000 during 1998 and $2,483,000 for the period August 12, 1997 through December 31, 1997.

     In August 1997, the Incentive Compensation Agreement was further amended to exclude the LP Units held by Services Company from the incentive compensation calculation and to reduce the amount of incentive compensation payable to the General Partner by at least $121,000 per year at annual distribution levels below $2.10 and to increase incentive compensation at annual distribution levels above $2.20. Included in minority interests and other expenses are incentive compensation payments of $7.2 million, $6.4 million and $3.0 million in 1999, 1998 and 1997, respectively.

     The management agreements between the General Partner and the Operating Partnerships were amended in August 1997 to include the provisions of the Exchange Agreement dated August 12, 1997 among the Partnership, the General Partner and certain of their affiliates. The amended and restated agreements of limited partnership of each of the Operating Partnerships were also amended as of August 12, 1997 to exclude from the definition of reimbursable costs any cost or expense for which BMC and its affiliates are not entitled to be reimbursed pursuant to the terms of the Exchange Agreement.

     In July 1998, through a consent solicitation approved by more than two-thirds of the LP Unitholders, amendments to the Partnership Agreement were adopted to (i) remove the limitation on the number of limited partnership units of the Partnership that may be issued without the approval of the Unitholders;
(ii) eliminate the restrictions on the amount of debt that can be incurred by the Partnership or its Operating Partnerships; and (iii) remove the limitations on the amount of capital expenditures that can be made by the Partnership or the Operating Partnerships in any calendar year.

     In December 1998, the Partnership Agreement was amended and restated to reflect the transfer of the general partnership interest in the Partnership from BMC to the General Partner.

                            BUCKEYE PARTNERS, L.P.

18. PARTNERS' CAPITAL

    Changes in partners' capital for the years ended December 31, 1997, 1998, and 1999 were as follows:

                                                        General         Limited
                                                        Partner        Partners           Total
                                                      -----------   --------------   --------------
                                                            (In thousands, except for Units)
   Partners' capital at January 1, 1997 ...........    $  2,760    $   273,219      $   275,979
   Net income .....................................          85          6,298            6,383
   Distributions ..................................        (418)       (43,887)         (44,305)
   Value of Units issued in connection with ESOP
     Restructuring ................................          --         64,200           64,200
   Proceeds from exercise of unit options and
     capital contributions ........................           5            516              521
                                                       --------    -----------      -----------
   Partners' capital at December 31, 1997 .........       2,432        300,346          302,778
   Net income .....................................         470         51,537           52,007
   Distributions ..................................        (512)       (56,154)         (56,666)
   Proceeds from exercise of unit options .........          --            366              366
                                                       --------    -----------      -----------
   Partners' capital December 31, 1998 ............       2,390        296,095          298,485
   Net income .....................................         689         75,594           76,283
   Distributions ..................................        (531)       (58,226)         (58,757)
   Proceeds from exercise of unit options .........          --            978              978
                                                       --------    -----------      -----------
   Partners' capital December 31, 1999 ............    $  2,548    $   314,441      $   316,989
                                                       ========    ===========      ===========
   Units outstanding at January 1, 1997 ...........     243,640     24,120,360       24,364,000
   Units issued in connection with ESOP
     Restructuring ................................          --      2,573,146        2,573,146
   Units issued pursuant to the unit option and
     distribution equivalent plan and capital
     contributions ................................         274         28,100           28,374
                                                       --------    -----------      -----------
   Units outstanding at December 31, 1997 .........     243,914     26,721,606       26,965,520
   Units issued pursuant to the unit option and
     distribution equivalent plan .................          --         21,000           21,000
                                                       --------    -----------      -----------
   Units outstanding at December 31, 1998 .........     243,914     26,742,606       26,986,520
   Units issued pursuant to the unit option and
     distribution equivalent plan .................          --         53,800           53,800
                                                       --------    -----------      -----------
   Units outstanding at December 31, 1999 .........     243,914     26,796,406       27,040,320
                                                       ========    ===========      ===========

     Historical LP Unit information has been restated to reflect a two-for-one unit split approved effective February 13, 1998.

     The net income per unit for 1999, 1998 and 1997 was calculated using the weighted average outstanding LP Units of 27,014,429, 26,982,099 and 25,385,402, respectively.

     The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units.

                            BUCKEYE PARTNERS, L.P.

19. CASH DISTRIBUTIONS

    The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. In 1999, quarterly distributions of $0.525 per GP and LP Unit were paid in February and $0.55 per GP and LP Unit were paid in May, August and November. In 1998, quarterly distributions of $0.525 per GP and LP Unit were paid in February, May, August and November. In 1997, quarterly distributions of $0.375 in February and May, $0.44 in August and $0.525 in November were paid per GP and LP Unit. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $58,757,000 in 1999, $56,666,000 in 1998 and $44,305,000 in 1997.

20. QUARTERLY FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

    Summarized quarterly financial data for 1999 and 1998 are set forth below. Quarterly results were influenced by seasonal factors inherent in the Partnership's business.

                                       1st                         2nd                         3rd
                                     Quarter                     Quarter                     Quarter
                            --------------------------  --------------------------  --------------------------
                                1999          1998          1999          1998          1999          1998
                            ------------  ------------  ------------  ------------  ------------  ------------
                                                 (In thousands, except per unit amounts)
Revenue:
 Transportation ..........    $ 46,881      $ 43,048      $ 50,461      $ 47,034      $ 48,966      $ 47,716
 Refining* ...............       6,741            --        26,106            --        36,314            --
                              --------      --------      --------      --------      --------      --------
  Total revenue ..........      53,622        43,048        76,567        47,034        85,280        47,716
Operating income .........      19,813        16,361        32,116        18,863        22,872        20,088
Net income ...............      14,007        10,916        25,797        13,446        16,625        14,436
Earnings per Partner-
 ship Unit:
 Net income per Unit......        0.52          0.40          0.96          0.50          0.62          0.53

Earnings per Partner-
 ship Unit: assuming
 dilution:
  Net income per
    Unit .................        0.52          0.40          0.95          0.50          0.61          0.53

                                       4th
                                     Quarter                       Total
                            --------------------------  ----------------------------
                                1999          1998           1999           1998
                            ------------  ------------  -------------  -------------
                                    (In thousands, except per unit amounts)
Revenue:
 Transportation ..........    $ 51,989      $ 46,679      $ 198,297      $ 184,477
 Refining* ...............      38,328            --        107,489             --
                              --------      --------      ---------      ---------
  Total revenue ..........      90,317        46,679        305,786        184,477
Operating income .........      26,228        19,046        101,029         74,358
Net income ...............      19,854        13,209         76,283         52,007
Earnings per Partner-
 ship Unit:
 Net income per Unit......        0.73          0.49           2.82           1.93

Earnings per Partner-
 ship Unit: assuming
 dilution:
  Net income per
    Unit .................        0.73          0.49           2.81           1.92


     The earnings per LP Unit presented above reflect a two-for-one unit split effective February 13, 1998.

     * Operations acquired in March 1999.

                            BUCKEYE PARTNERS, L.P.

21. EARNINGS PER UNIT

    The following is a reconciliation of basic and dilutive income before extraordinary loss per LP Unit for the years ended December 31, 1999, 1998 and 1997:

                                          1999                              1998                              1997
                            --------------------------------  --------------------------------  --------------------------------
                              Income     Units        Per       Income     Units        Per       Income     Units        Per
                             (Numer-    (Denom-      Unit      (Numer-    (Denom-      Unit      (Numer-    (Denom-      Unit
                               ator     inator)      Amt.       ator)     inator)      Amt.       ator)     inator)      Amt.
                            ---------  ---------  ----------  ---------  ---------  ----------  ---------  ---------  ----------
Income before
 extraordinary loss ......   $76,283                           $52,007                           $48,807
                             -------                           -------                           -------
Basic earnings per
 Partnership Unit ........    76,283    27,014    $ 2.82        52,007    26,982    $ 1.93       $48,807    25,385    $ 1.92
                                                  ======                            ======                            ======
Effect of dilutive
 securities--options .....        --        85                      --       104                      --       107
                             -------    ------                 -------    ------                 -------    ------
Diluted earnings per
 Partnership Unit ........   $76,283    27,099    $ 2.81       $52,007    27,086    $ 1.92       $48,807    25,492    $ 1.91
                             =======    ======    ======       =======    ======    ======       =======    ======    ======

     Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan (see Note 14).

22. PROPERTY TAX SETTLEMENT

    In February 1999, the Partnership entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in a public right-of-way in New York City. The settlement agreement resulted in a one-time reduction of operating expenses of $11.0 million, including a cash refund of $6.0 million, for the Partnership in the second quarter of 1999.

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

Directors of the General Partner

     Set forth below is certain information concerning the directors of the General Partner.

     Name, Age and Present                           Business Experience During
 Position with General Partner                            Past Five Years
-------------------------------                      --------------------------
Alfred W. Martinelli, 72          Mr. Martinelli has been Chairman of the Board and Chief
  Chairman of the Board,          Executive Officer of the General Partner and BMC since April
  Chief Executive Officer         1987. He has been a Director of the General Partner and BMC
  and Director*                   since October 1986. Mr. Martinelli was Chairman and Chief
                                  Executive Officer of Penn Central Energy Management Com-
                                  pany ("PCEM") from April 1987 until his resignation in March
                                  1996. He was also Vice Chairman and a director of American
                                  Financial and a director of American Annuity Group, Inc., for more than five years until his resignation in March 1996.

C. Richard Wilson, 55             Mr. Wilson became Vice Chairman of the Board of the General
  Vice Chairman                   Partner on December 31, 1998. He has been a director of the
  and Director*                   General Partner since October 1986. Mr. Wilson was Chief Oper-
                                  ating Officer of the General Partner from January 1987 until
                                  July 1998 and President from February 1991 until July 1998. He was elected Vice Chairman of the Board of BMC in July 1998.
                                  Mr. Wilson served as Chief Operating Officer of BMC from
                                  January 1997 until July 1998 and as President of BMC from
                                  March 1996 until July 1998. He has been a director of BMC
                                  since February 1995.

Brian F. Billings, 61             Mr. Billings became a director of the General Partner on
  Director                        December 31, 1998. Mr. Billings was a director of BMC from
                                  October 1986 to December 1998. He served as Chairman of the
                                  General Partner from February 1991 until February 1995. Mr.
                                  Billings was President of PCEM from December 1986 to 1995.

     Name, Age and Present                            Business Experience During
 Position with General Partner                              Past Five Years
-------------------------------                       --------------------------
Neil M. Hahl, 51                  Mr. Hahl became a director of the General Partner and BMC in
  Director*                       September 1997. He is President of The Weitling Group, a busi-
                                  ness consulting firm and a director of American Capital Strate-
                                  gies, Ltd., a specialty finance firm. Mr. Hahl was previously a director of BMC from February 1989 until March, 1996 and
                                  served as President of BMC from February 1992 until March
                                  1996. From January 1993 to August 1996, he was a Senior Vice
                                  President of American Financial Group and its predecessor,
                                  The Penn Central Corporation.

Edward F. Kosnik, 55              Mr. Kosnik became a director of the General Partner on Decem-
  Director                        ber 31, 1998. Mr. Kosnik was a director of BMC from October
                                  1986 to December 1998. Since December 1999, he has been
                                  President and Chief Executive Officer of Berwind Corporation,
                                  a diversified company. Mr. Kosnik was President and Chief
                                  Operating Officer of Berwind Corporation from June 1997 to
                                  December 1999. He was Senior Executive Vice President and
                                  Chief Operating Officer of Alexander & Alexander Services, Inc.
                                  from May 1996 until January 1997. Mr. Kosnik was Executive
                                  Vice President and Chief Financial Officer of Alexander & Alex-
                                  ander Services, Inc. from August 1994 to April 1996.

Jonathan O'Herron, 70             Mr. O'Herron became a director of the General Partner on
  Director                        December 31, 1998. Mr. O'Herron was a director of BMC from
                                  September 1997 to December 1998. He has been Managing
                                  Director of Lazard Freres & Company, LLC for more than five years.

Ernest R. Varalli, 69             Mr. Varalli has been a director of the General Partner and BMC
  Director*                       since July 1987. He was Executive Vice President, Chief Finan-
                                  cial Officer and Treasurer for more than five years until 1996.
                                  Mr. Varalli also served as Executive Vice President, Chief Finan-
                                  cial Officer and Treasurer of PCEM for more than five years until his resignation in March 1996. He had been a consultant to
                                  American Financial from September 1986 until March 1996.

---------------
* Also a director of Services Company.

     The General Partner has an Audit Committee, which currently consists of three directors: Brian F. Billings, Neil M. Hahl and Edward F. Kosnik. Messrs. Billings, Hahl and Kosnik are neither officers nor employees of the General Partner or any of its affiliates.

     In addition, the General Partner has a Finance Committee, which currently consists of five directors: Neil M. Hahl, Edward F. Kosnik, Jonathan O'Herron, Ernest R. Varalli and C. Richard Wilson. The Finance Committee provides oversight and advice with respect to the capital structure of the Partnership.

Executive Officers of the General Partner

     Set forth below is certain information concerning the executive officers of the General Partner who also serve in similar positions in BMC and Services Company.

      Name, Age and Present                            Business Experience During
             Position                                       Past Five Years
      ---------------------                            --------------------------
William H. Shea, Jr., 45           Mr. Shea was named President and Chief Operating Officer of
  President and Chief              the General Partner in July 1998. Mr. Shea had been named
  Operating Officer                Executive Vice President of the General Partner in September
                                   1997 and previously served as Vice President of Marketing and
                                   Business Development of the General Partner from March 1996 to September 1997. Mr. Shea was Vice President--West Central
                                   Region of Laidlaw Environmental Services from 1994 until
                                   1995. Mr. Shea is the son-in-law of Mr. Alfred W. Martinelli.

Stephen C. Muther, 50              Mr. Muther has been Senior Vice President--Administration,
  Senior Vice President-           General Counsel and Secretary of the General Partner since
  Administration,                  February 1995. Mr. Muther served as General Counsel, Vice
  General Counsel                  President--Administration and Secretary of the General Part-
  and Secretary                    ner from May 1990 to February 1995.

Steven C. Ramsey, 45               Mr. Ramsey has been Senior Vice President--Finance and Chief
  Senior Vice President-Finance    Financial Officer of the General Partner since February 1995.
  and Chief Financial Officer      Mr. Ramsey served as Vice President and Treasurer of the Gen-
                                   eral Partner from February 1991 to February 1995.

David J. Martinelli, 39            Mr. Martinelli was named Senior Vice President--Corporate
  Senior Vice President-           Development and Treasurer of the General Partner in Decem-
  Corporate Development            ber 1999. He served as Senior Vice President and Treasurer of
  and Treasurer                    the General Partner from July 1998 to December 1999 and pre-
                                   viously served as Vice President and Treasurer of the General
                                   Partner from June 1996. Mr. Martinelli served as Assistant Trea-
                                   surer of the General Partner from March 1996 to June 1996. He was employed in a corporate financial position with Salomon
                                   Brothers Inc from 1993 until 1996. He is the son of Mr. Alfred
                                   W. Martinelli.

Item 11. Executive Compensation

Director Compensation

     The fee schedule for directors of the General Partner is as follows: annual fee, $15,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Messrs. Martinelli, Varalli and Wilson do not receive any fees as directors. Directors' fees paid by General Partner in 1999 to its directors amounted to $114,500. In addition, Mr. Hahl received $69,400 for consulting services. Each of these payments were reimbursed by the Partnership. Members of the Board of Directors of BMC and Services Company are not compensated for their services as directors.

Executive Compensation

     Prior to the consummation of the ESOP Restructuring on August 12, 1997, executive officers of the General Partner and other employees of the General Partner received compensation and benefits that were reimbursed by the Partnership and the Operating Partnerships. As part of the ESOP Restructuring, the Partnership and the Operating Partnerships were permanently released from their obligation to reimburse the General Partner for certain compensation and fringe benefit costs for executive level duties performed by the General Partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of the General Partner. See "Certain Relationships and Related Transactions."

Executive Officer Severance Agreements

     BMC, Services Company and Glenmoor entered into severance agreements in May 1997 with four executive officers of the General Partner providing for the payment of severance compensation equal to the amount of annual base salary and incentive compensation then being paid to such individuals (the "Severance Compensation Amount"). Such officers were C. Richard Wilson, then President and Chief Operating Officer; Michael P. Epperly, then Senior Vice President--Operations; Steven C. Ramsey, Senior Vice President--Finance; and Stephen C. Muther, Senior Vice President--Administration, General Counsel and Secretary. The severance agreements provide for 1.5 times the Severance Compensation Amount upon termination of such individual's employment without "cause" under certain circumstances not involving a "change of control" of the Partnership, and 2.99 times such individual's Severance Compensation Amount (subject to certain limitations) following a "change of control." For purposes of the severance agreements, a "change of control" is defined as the acquisition (other than by the General Partner and its affiliates) of 80 percent or more of the LP Units of the Partnership. Any costs incurred under the severance agreements was to be reimbursed by the Partnership.

     In April 1998, in connection with the realignment of senior management, Mr. Wilson was named Vice Chairman and was succeeded as President and Chief Operating Officer of the General Partner by William H. Shea, Jr. Mr. Epperly's position was eliminated, and his responsibilities were assigned to other officers. The General Partner entered into agreements with each of Messrs. Wilson and Epperly under which they would receive the equivalent of the Severance Compensation Amount and certain additional compensation pending their retirement. Thereafter, each of Messrs. Wilson and Epperly agreed to provide certain consulting services to the General Partner for a period of 60 months for a fixed annual fee. Total costs incurred in 1999 and 1998 under Messrs. Wilson's and Epperly's severance agreements amounted to $0.1 million and $0.9 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

     In December 1999, the severance agreements for Messrs. Muther and Ramsey were amended to modify the definition of "change of control" to include the acquisition (other than by the General Partner and its affiliates) of 80 percent or more of the LP Units, 51 percent or more of the general partnership interests owned by the General Partner, or 50 percent or more of the voting equity interests of the Partnership and the General Partner on a combined basis.

Director Recognition Program

     The General Partner has adopted the Director Recognition Program (the "Recognition Program") that had been instituted by BMC in September 1997. The Recognition Program provides that, upon retirement or death and subject to certain conditions, directors receive a recognition benefit of up to three times their annual director's fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of the General Partner or BMC. A minimum of three full years of service as a member of the Board of Directors is required for eligibility under the Recognition Program. Members of the Board of Directors who are concurrently serving as an officer or employee of the General Partner or its affiliates are not eligible for the Recognition Program. In 1999, the Partnership recorded expenses of $180,000 under the Recognition Program. Mr. William C. Pierce and Mr. Robert H. Young, former members of the Board of Directors who resigned in July 1999, were paid $45,000 each in 1999 under the Recognition Program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Services Company owns approximately 9.5 percent of the outstanding LP Units as of March 15, 2000. No other person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of March 15, 2000.

     The following table sets forth certain information, as of March 15, 2000, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and by all directors and executive officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner owned beneficially, as of March 15, 2000, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

                               Name                                  Number of LP Units (1)
                               ----                                  ----------------------
Brian F. Billings ...............................................            15,000(2)
Neil M. Hahl ....................................................             2,000(2)
Edward F. Kosnik ................................................            10,000(2)
Alfred W. Martinelli ............................................             9,000(2)
David J. Martinelli .............................................             1,800
Stephen C. Muther ...............................................            17,500
Jonathan O'Herron ...............................................            14,800
Steven C. Ramsey ................................................            19,400
William H. Shea, Jr. ............................................             9,600(2)
Ernest R. Varalli ...............................................            13,000(2)
C. Richard Wilson ...............................................             5,000
All directors and executive officers as a group (consisting of 11
  persons named above ...........................................           117,100

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

     Glenmoor and BMC are entitled to receive an annual management fee for certain management functions it provides to the General Partner pursuant to a Management Agreement among Glenmoor, BMC and the General Partner. The amount is approved each year by the disinterested directors of the General Partner. The management fee includes a Senior Administrative Charge of not less than $975,000 and reimbursement for certain costs and expenses. Amounts paid to Glenmoor and BMC in 1999 for management fees equaled $2.3 million, including $1.0 million for the Senior Administrative Charge and $1.3 million of reimbursed expenses. Amounts paid to Glenmoor and BMC in 1998 for management fees equaled $2.1 million, including $1.0 million for the Senior Administrative Charge and $1.1 million of reimbursed expenses. Amounts paid to Glenmoor and BMC in 1997 for management fees equaled $3.1 million, including $1.0 million for the Senior Administrative Charge and $2.1 million of reimbursed expenses.

     On August 12, 1997, with approval of a majority interest of Unitholders at a special meeting held on August 11, 1997, the Partnership restructured the ESOP by replacing the ESOP's investment in BAC with a beneficial ownership interest in LP Units. The Partnership issued 2,573,146 LP Units to Services Company in consideration for, among other things, (i) the permanent release of the Partnership's obligation to reimburse the General Partner and its affiliates for certain senior executive compensation costs, and (ii) the reduction of the General Partner's incentive compensation formula under the Incentive Compensation Agreement (as discussed below).

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

     In connection with the ESOP Restructuring, the General Partner's employees were transferred to Services Company. Services Company employs all of the employees previously employed by the General Partner and has become the sponsor of all of the employee benefit plans previously maintained by the General Partner. Services Company also entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating Partnerships over a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses which in turn are reimbursed by the Operating Partnerships other than certain executive compensation and fringe benefit costs. Costs reimbursed to BMC, the General Partner or Services Company by the Partnership and the Operating Partnerships totaled $54.3 million, $54.4 million and $57.2 million in 1999, 1998 and 1997, respectively. Compensation and benefit costs of certain executive officers of BMC or the General Partner were not charged to the Partnership after August 12, 1997 pursuant to the Exchange Agreement.

     The following chart depicts the ownership relationships among the Partnership, the General Partner and various other parties:

 ____________                  ____________      _____________________
|            |                |            |    |                     |
|  Public    |                |            |    |                     |
|Unitholders |                |    ESOP    |    |   Glenmoor, Ltd.    |
|____________|                |____________|    |_____________________|
      |                              |                    |
      |                              | 100%               | 100%
      |                              |                    |
      |                        ____________      _____________________
      |                       |            |    |                     |
      |                       | Buckeye    |    |       Buckeye       |
      |                       | Pipe Line  |    |     Management      |
      |                       | Services   |    |      Company        |
      |                       |____________|    |_____________________|
      |                             |                    |
  90% |                             | 9%                 | 100%
      |                             |                    |
      |                       ______________      _____________________
      |                      |              |    |                     |
      |                      |              | 1% |       Buckeye       |
      |______________________|   Buckeye    |___ |    Pipe Line Co.    |_____|
                             |Partners, L.P.|    |  (General Partner)  |     |
                             |______________|    |_____________________|     |
                                     |                    |                  |
                                     | 99%                | 1%               |
                                     |                    |                  |
       _______________________________________________________________       |
       |                   |                  |                      |       |
       |                   |                  |                      |       |
 _______________   _______________   _________________   __________________  |
|               | |               | |                 | |                  | |
|   Buckey      | |    Buckeye    | |  Everglades     | |     Buckeye      | |
| Pipe Line     | |     Tank      | |  Pipe Line      | |  Pipe Line Co.   | |
| Company, L.P. | |Terminals, L.P.| | Company, L.P.   | |(General Partner) | |2%
|_______________| |_______________| |_________________| |__________________| |
                           |                                         |       |
                           |                                         |       |
       ________________________________________                      |       |
       |                   |                   |                     |       |
       | 100%              | 100%              | 75%                 | 98%   |
 _______________   _______________   _________________   __________________  |
|               | |               | |                 | |                  | |
|Buckey Refining| |    Buckeye    | |WesPac Pipelines-| |     Buckeye      | |
| Company, L.P. | |  Gulf Coast   | |  Reno Ltd. and  | | Pipe Line Company|_|
|               | |Pipelines, LLC | | related entities| | of Michigan, L.P.|
|_______________| |_______________| |_________________| |__________________|

     As part of the ESOP Restructuring, the Incentive Compensation Agreement was amended to change the target and payment thresholds, and the General
Partner also agreed not to receive any incentive compensation in respect of distributions on the LP Units issued pursuant to the ESOP Restructuring. The Incentive Compensation Agreement, as subsequently amended to reflect the two-for-one LP Unit split effective on February 13, 1998, provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 30 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.375 but is not more than $0.40, plus (iv) 35 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.40 but is not more than $0.425, plus (v) 40 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.425 but is not more than $0.525, plus (vi) 45 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.525. the General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering in December 1986. Incentive compensation paid by the Partnership for quarterly cash distributions totaled $7,229,000, $6,405,000 and $3,042,000 in 1999, 1998 and 1997, respectively. No special cash distributions have ever been paid by the Partnership.

     On December 31, 1998, BMC transferred its general partnership interest and certain other assets relating to the Partnership to the General Partner, and the General Partner assumed certain liabilities and obligations of BMC, including the liabilities and obligations of BMC under the Exchange Agreement, the Services Agreement and the Incentive Compensation Agreement.

     On January 20, 2000, the General Partner announced a quarterly distribution of $0.60 per GP and LP Unit payable on February 29, 2000. As such distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner incentive compensation aggregating $2.4 million as a result of this distribution.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report:

       (1) and (2) Financial Statements and Financial Statement Schedule-see Index to Financial Statements and Financial Statement Schedule appearing on page 24.

       (3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 Exhibit Number
 (Referenced to
   Item 601 of
 Regulation S-K)
----------------
     3.1     -- Amended and Restated Agreement of Limited Partnership of the
                Partnership, dated as of December 31, 1998.(9) (Exhibit 3.1)

     3.2     -- Certificate of Amendment to Amended and Restated Certificate of
                Limited Partnership of the Partnership, dated as of December 31, 1998.
                (9) (Exhibit 3.2)

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

    10.1     -- Amended and Restated Agreement of Limited Partnership of Buckeye,
                dated as of December 23, 1986. (1)(2) (Exhibit 10.1)

    10.2     -- Amendment No. 1 to the Amended and Restated Agreement of Limited
                Partnership of Buckeye, dated as of August 12, 1997. (8) (Exhibit 10.2)

    10.3     -- Management Agreement, dated November 18, 1986, between the
                Manager and Buckeye. (1)(3) (Exhibit 10.4)

    10.4     -- Amended and Restated Management Agreement, dated November 18,
                1986, between the General Partner, Buckeye and Glenmoor. (7)
                (Exhibit 10.2)

  Exhibit Number
  (Referenced to
    Item 601 of
  Regulation S-K)
------------------
       10.5   -- Amendment to Management Agreement dated as of August 12, 1997, between the General Partner, Buckeye and Glenmoor. (8) (Exhibit
                 10.5)

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

       10.11  -- Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P.
                 (4)(5) (Exhibit 10.10)

       10.12  -- Buckeye Management Company Unit Option Loan Program. (4)(5)
                 (Exhibit 10.11)

       10.13  -- Form of Executive Officer Severance Agreement. (8) (Exhibit 10.13)

       10.14  -- Contribution, Assignment and Assumption Agreement, dated as of
                 December 31, 1998, between Buckeye Management Company and
                 Buckeye Pipe Line Company. (9) (Exhibit 10.14)

       10.15  -- Director Recognition Program of the General Partner. (4) (9) (Exhibit
                 10.15)

       10.16  -- Credit Agreement dated as of December 16, 1998 among Buckeye Pipe
                 Line Company, L.P., Buckeye Partners, L.P., First Union National Bank
                 as Agent, The First National Bank of Chicago as Documentation Agent
                 and the Lenders party thereto. (9) (Exhibit 10.16)

       10.17  -- Guaranty Agreement dated December 16, 1998 by Buckeye Partners,
                 L.P. in favor of First Union National Bank, as agent for the lenders that are or become parties to the Credit Agreement dated as of December
                 16, 1998 among Buckeye Pipe Line Company, L.P., Buckeye Partners,
                 L.P. First Union National Bank as Agent, The First National Bank of
                 Chicago as Documentation Agent and the Lenders party thereto. (9)
                 (Exhibit 10.17)

      *10.18  -- Form of Amendment No. 1 to Executive Officer Severance Agreement.
                 (Exhibit 10.18)

 Exhibit Number
 (Referenced to
   Item 601 of
 Regulation S-K)
----------------
    21.1  -- List of subsidiaries of the Partnership. (7) (Exhibit 21.1)
    *27   -- Financial Data Schedule.

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

(9) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year
    1998.

*  Filed herewith

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

         Buckeye Partners, L.P. filed a Current Report on Form 8-K on November 12, 1999 announcing that, effective with the fourth quarter 1999 distribution to be paid in February 2000, it had increased the annual distribution by $0.20 per LP Unit ($0.05 per quarter) to an indicated annual distribution of $2.40.

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

                                        BUCKEYE PARTNERS, L.P.
                                                    (Registrant)

                                        By:  Buckeye Pipe Line Company,
                                                     as General Partner

  Dated: March 15, 2000                 By:  /s/ ALFRED W. MARTINELLI
                                           -------------------------------------
                                                 Alfred W. Martinelli
                                                Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Dated: March 15, 2000                 By:  /s/ BRIAN F. BILLINGS
                                           -------------------------------------
                                                  Brian F. Billings
                                                      Director

  Dated: March 15, 2000                 By: /s/ NEIL M. HAHL
                                           -------------------------------------
                                                    Neil M. Hahl
                                                      Director

  Dated: March 15, 2000                 By: /s/ EDWARD F. KOSNIK
                                            ------------------------------------
                                                  Edward F. Kosnik
                                                      Director

  Dated: March 15, 2000                 By: /s/ ALFRED W. MARTINELLI
                                           -------------------------------------
                                                Alfred W. Martinelli
                                           Chairman of the Board and Director
                                             (Principal Executive Officer)

  Dated: March 15, 2000                 By: /s/ JONATHAN O'HERRON
                                           -------------------------------------
                                                   Jonathan O'Herron
                                                       Director

  Dated: March 15, 2000                 By: /s/ STEVEN C. RAMSEY
                                           -------------------------------------
                                                   Steven C. Ramsey
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

  Dated: March 15, 2000                 By: /s/ ERNEST R. VARALLI
                                           -------------------------------------
                                                  Ernest R Varalli
                                                     Director

  Dated: March 15, 2000                 By: /s/ C. RICHARD WILSON
                                           -------------------------------------
                                                   C. Richard Wilson
                                                       Director

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

     We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 28, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Buckeye Partners, L.P. and subsidiaries referred to in Item 14. This consolidated financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
January 28, 2000

                                                                     SCHEDULE I
                            BUCKEYE PARTNERS, L.P.
                  Registrant's Condensed Financial Statements
                                (In thousands)

                                BALANCE SHEETS

                                                                               December 31,
                                                                        ---------------------------
                                                                            1999           1998
                                                                        ------------   ------------
Assets
   Curent assets
    Cash and cash equivalents .......................................    $     171      $      30
    Other current assets ............................................          135             44
                                                                         ---------      ---------
      Total current assets ..........................................          306             74
    Investments in and advances to subsidiaries (at equity) .........      317,117        298,566
                                                                         ---------      ---------
      Total assets ..................................................    $ 317,423      $ 298,640
                                                                         =========      =========
Liabilities and partners' capital
   Current liabilities ..............................................    $     434      $     155
                                                                         ---------      ---------
   Partners' capital
    General Partner .................................................        2,548          2,390
    Limited Partners ................................................      314,441        296,095
                                                                         ---------      ---------
      Total partners' capital .......................................      316,989        298,485
                                                                         ---------      ---------
      Total liabilities and partners' capital .......................    $ 317,423      $ 298,640
                                                                         =========      =========

                             STATEMENTS OF INCOME

                                                               Year Ended December 31,
                                                      -----------------------------------------
                                                          1999           1998           1997
                                                      -----------   --------------   ----------
Equity in income of subsidiaries ..................    $ 83,791        $ 58,415       $  9,418
Operating (expenses) credits ......................        (301)             (6)            17
Interest income ...................................          --               3             48
Interest and debt expense .........................          22              --            (58)
Incentive compensation to General Partner .........      (7,229)         (6,405)        (3,042)
                                                       --------        ---------      --------
      Net income ..................................    $ 76,283        $ 52,007       $  6,383
                                                       ========        =========      ========

                           STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  ----------------------------------------
                                                                      1999          1998          1997
                                                                  -----------   -----------   ------------
Cash flows from operating activities:
   Net income .................................................    $  76,283     $  52,007     $   6,383
   Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease (increase) in investment in subsidiaries .........      (18,551)        3,699        37,555
    Change in assets and liabilities:
      Temporary investments ...................................           --           740         4,533
      Other current assets ....................................          (91)          510          (481)
      Current liabilities .....................................          279        (1,095)       (4,947)
                                                                   ---------     ---------     ---------
      Net cash provided by operating activities ...............       57,920        55,861        43,043
Cash flows from financing activities:
   Capital contributions ......................................           --            --             5
   Proceeds from exercise of unit options .....................          978           366           516
   Distributions to Unitholders ...............................      (58,757)      (56,666)      (44,305)
                                                                   ---------     ---------     ---------
   Net decrease in cash and cash equivalents ..................          141          (439)         (741)
   Cash and cash equivalents at beginning of period ...........           30           469         1,210
                                                                   ---------     ---------     ---------
   Cash and cash equivalents at end of period .................    $     171     $      30     $     469
                                                                   =========     =========     =========
   Supplemental cash flow information:
    Non-cash change from issuance of LP Units .................           --            --     $  64,200
    Non-cash change in investments in subsidiaries ............           --            --     $  64,200

See footnotes to consolidated financial statements of Buckeye Partners, L.P.