Form 10-Q
period 2000-03-31
BUCKEYE PARTNERS L P
filed 2000-04-28
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at April 25, 2000
-------------------------           -----------------------------
Limited Partnership Units                  26,799,906 Units

                     BUCKEYE PARTNERS, L.P.
                              INDEX




                                                       Page No.

Part I. Financial Information


Item 1. Consolidated Financial Statements


     Consolidated Statements of Income                   1
      for the three months ended
      March 31, 2000 and 1999


     Consolidated Balance Sheets                         2
      March 31, 2000 and December 31, 1999


     Consolidated Statements of Cash Flows               3
      for the three months ended
       March 31, 2000 and 1999


     Notes to Consolidated Financial Statements         4-7


Item 2. Management's Discussion and Analysis            8-11
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures         11
        about Market Risk


Part II. Other Information

Item 5. Other Information                                12

Item 6. Exhibits and Reports on Form 8-K                 12

                      Part I - Financial Information


                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


                                               Three Months Ended
                                                     March 31,
                                               ---------------------
                                                2000          1999
                                                ----          ----
Revenue
 Transportation                               $49,276        $46,881
 Refining                                      46,844          6,741
                                              -------        -------
  Total Revenue                                96,120         53,622
                                              -------        -------

Costs and expenses
 Cost of refined products sold                 43,083          6,119
 Operating expenses                            22,490         18,976
 Depreciation and amortization                  4,442          4,207
 General and administrative expenses            3,974          4,507
                                              -------        -------
  Total costs and expenses                     73,989         33,809
                                              -------        -------

Operating income                               22,131         19,813
                                              -------        -------

Other income (expenses)
 Investment income                                365             14
 Interest and debt expense                     (4,459)        (4,057)
 Minority interests and other                  (2,427)        (1,763)
                                              -------        -------
  Total other income (expenses)                (6,521)        (5,806)
                                              -------        -------

Net income                                    $15,610        $14,007
                                              =======        =======

Net income allocated to General Partner       $   141        $   127

Net income allocated to Limited Partners      $15,469        $13,880

Earnings per Partnership Unit:
 Net income allocated to General and
 Limited Partners per Partnership Unit        $  0.58        $  0.52

Earnings per Partnership Unit -
assuming dilution:
 Net income allocated to General and
 Limited Partners per Partnership Unit        $  0.58        $  0.52


See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                      Consolidated Balance Sheets
                            (In thousands)


                                            March 31,     December 31,
                                              2000            1999
                                              ----            ----
                                           (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                  $  9,031       $ 22,003
  Trade receivables                            11,827          9,718
  Inventories                                  17,704         18,397
  Prepaid and other current assets              5,070          5,509
                                             --------       --------
   Total current assets                        43,632         55,627

  Property, plant and equipment, net          564,301        556,904
  Other non-current assets                     60,685         61,754
                                             --------       --------
   Total assets                              $668,618       $674,285
                                             ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $ 17,063       $ 18,961
  Accrued and other current liabilities        19,769         23,517
                                             --------       --------
   Total current liabilities                   36,832         42,478

 Long-term debt                               266,000        266,000
 Minority interests                             2,653          2,853
 Other non-current liabilities                 46,695         45,965
 Commitments and contingent liabilities             -              -
                                             --------       --------
  Total liabilities                           352,180        357,296
                                             --------       --------
 Partners' capital
  General Partner                               2,543          2,548
  Limited Partners                            313,895        314,441
                                             --------       --------
   Total partners' capital                    316,438        316,989
                                             --------       --------
   Total liabilities and partners' capital   $668,618       $674,285
                                             ========       ========

See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                2000           1999
                                                ----           ----
Cash flows from operating activities:
 Net income                                   $15,610        $14,007
                                              -------        -------
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization                  4,442          4,207
 Minority interests                               (12)           161
 Distributions to minority interests             (188)          (159)
 Changes in assets and liabilities,
  net of acquisitions:
   Trade receivables                           (2,109)        (2,149)
   Inventories                                    693         (1,796)
   Prepaid and other current assets               439           (533)
   Accounts payable                            (1,898)         3,043
   Accrued and other current liabilities       (3,748)        (3,321)
   Other non-current assets                      (194)           246
   Other non-current liabilities                  730            569
                                              -------        -------
     Total adjustments                         (1,845)           268
                                              -------        -------

   Net cash provided by operating activities   13,765         14,275
                                              -------        -------

Cash flows from investing activities:
 Capital expenditures                         (10,509)        (4,543)
 Acquisitions                                       -        (18,740)
 Expenditures for disposal of property,
  plant and equipment, net                        (67)           (37)
                                              -------        -------
   Net cash used in investing activities      (10,576)       (23,320)
                                              -------        -------

Cash flows from financing activities:
 Proceeds from exercise of unit options            64            263
 Borrowings                                         -         26,000
 Distributions to Unitholders                 (16,225)       (14,171)
                                              -------        -------
   Net cash provided by (used in)
    financing activities                      (16,161)        12,092
                                              -------        -------

Net increase in cash and cash equivalents     (12,972)         3,047
Cash and cash equivalents at beginning of
 period                                        22,003          8,341
                                              -------        -------
Cash and cash equivalents at end of period    $ 9,031        $11,388
                                              =======        =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 4,457        $ 4,021

See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
1.BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1999 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999 and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

2.ACQUISITIONS

On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. for an initial purchase price of $12,990,000. In January 2000, the Partnership made an additional payment of $747,000 pursuant to a contingent payment agreement. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois. The Partnership operates the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC").

On March 31, 1999, the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation for a total purchase price of $5,750,000. The assets acquired consisted primarily of six pipeline operating agreements for major chemical companies in the Gulf Coast area, a 16-mile pipeline (a portion of which is leased to a chemical company), and related assets. The Partnership operates the pipeline assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC ("BGC").

Pro forma results of operations for the Partnership, assuming the acquisition of the ARG and Seagull assets had occurred at the beginning of the period indicated below, are as follows:

                                        Three Months Ended
                                          March 31, 1999
                                        ------------------
                                           (In thousands,
                                      except per Unit amounts)
          Revenue                            $ 64,422
          Net income                         $ 13,275
          Earnings per Unit                  $   0.49

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of the period presented, or of future results of operations of the entities.

3. SEGMENT INFORMATION

The Partnership has two reportable segments, the transportation segment and the refining segment, which are organized on the basis of products and service. The transportation segment derives its revenues from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. The refining segment derives its revenues from the refining of transmix and the wholesale marketing of the resulting product to others for distribution to consumers. Transmix generally consists of various grades and types of refined petroleum products that are commingled during handling or transportation by a pipeline system.

Management evaluates its performance on the basis of operating income. The Partnership accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. Such intersegment sales and transfers are eliminated in consolidation.

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

The following is a summary of each reportable segment's profit and loss and the segment's assets as of and for the period ended March 31, 2000.

                            Trans-              Inter-
                           portation Refining   company   Total
                           --------- --------   -------   -----
                                      (In thousands)
Revenues from external
 customers                  $ 49,873  $46,867  $ (620)   $ 96,120
Intersegment revenues            597       23    (620)         -
Operating income              20,857    1,274       -      22,131
Segment assets               639,518   31,366  (2,266)    668,618
Expenditures for property,
 plant and equipment          10,233      276       -      10,509

All revenues are from sources within the United States.

The following is a summary of each reportable segment's profit and loss and the expenditures for property, plant and equipment for the period ended March 31, 1999. The refining segment's results of operations include the period from the March 4, 1999 (date of acquisition) through March 31, 1999.

                            Trans-              Inter-
                           portation Refining   company   Total
                           --------- --------   -------   -----
                                      (In thousands)
Revenues                    $ 47,061   $6,741   $(180)     $53,622
Intersegment revenues            180        -    (180)           -
Operating income              19,780       33       -       19,813
Expenditures for property,
 plant and equipment           4,543        -       -        4,543

All revenues are from sources within the United States.

The following is a summary of each reportable segment's assets as of December 31, 1999.

                             Trans-              Inter-
                           portation Refining   company   Total
                           --------- --------   -------   -----
                                      (In thousands)
Segment assets             $647,519   $30,615  $(3,849)  $674,285

4. CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships"), in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Buckeye Pipe Line Company (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership's results of operations for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or results of operations. Environmental

Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. Typically, an Operating Partnership is one of many PRP's for a particular site and its contribution of total waste at the site is minimal. However, because CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of an Operating Partnership in connection with such proceedings could be material. The total potential remediation costs relating to these clean-up sites cannot be reasonably estimated.

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

5. INVENTORIES

Inventories consist of transmix, fuel oils, gasoline and other specialty products, as well as pipeline materials and supplies which includes pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items. Inventories are valued at the lower of cost or market on the first-in first-out method. Inventories consisted of the following:

                                         March 31,  December 31,
                                           2000        1999
                                           ----        ----
                                            (In thousands)
    Transmix                            $ 11,813    $ 12,319
    Gasoline, distillates and jet fuel     1,186       1,664
    Pipeline materials and supplies        4,705       4,414
                                        --------    --------
       Total                            $ 17,704    $ 18,397
                                        ========    ========

The Partnership hedges a substantial portion of its exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil. At March 31, 2000 the Partnership had hedged approximately 53 percent of its petroleum product inventory and had approximately $163,000 of unrealized losses related to futures contracts held on March 31, 2000. BRC's operating income of $1.3 million for the three months ended March 31, 2000 includes approximately $2.5 million in realized losses related to investments in futures contracts.

6. LONG-TERM DEBT

As of March 31, 2000, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent. In addition, the Partnership had $26.0 million of its $100 million Credit Agreement outstanding. The weighted average interest rate for the $26.0 million debt was 6.67 percent at March 31, 2000.

7. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General   Limited
                                   Partner   Partners    Total
                                   -------   --------    -----
                                          (In thousands)
  Partners' Capital - 1/1/00       $2,548    $314,441  $316,989
  Net Income                          141      15,469    15,610
  Distributions                      (146)    (16,079)  (16,225)
  Exercise of unit options              -          64        64
                                   ------    --------  --------
  Partners' Capital - 3/31/00      $2,543    $313,895  $316,438
                                   ======    ========  ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the three month period ended March 31:

                                      Three Months Ended March 31,
                            -------------------------------------------------
                                     2000                       1999
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $15,610                   $14,007
                            -------                   -------

 Basic earnings per
  Partnership Unit           15,610   27,042   $0.58   14,007   26,993   $0.52

 Effect of dilutive
  securities - options            -       72       -        -       94       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $15,610   27,114   $0.58  $14,007   27,087   $0.52
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

The Partnership has declared a cash distribution of $0.60 per unit payable on May 31, 2000 to unitholders of record on May 4, 2000. The total distribution will amount to approximately $16,226,000.

9. ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management has not completed its evaluation of the effect of this statement on the Partnership's financial statements.

10. SUBSEQUENT EVENT

In April 2000, the Partnership announced that it entered into agreements that provide for the Partnership to receive a 3.5 percent equity interest in Aerie Networks, Inc. ("Aerie") in exchange for assisting Aerie with its development of a fiber optics network along a portion of the Partnership's pipeline rights-of-way. No cash investment or expense is required by the Partnership. The Partnership, and 11 other natural gas, oil and liquid petroleum pipeline companies and telecommunications affiliates, are providing Aerie with over 14,500 miles of rights-of-way on which to build the single largest capacity broadband network in the U.S. The pipeline rights-of-way will serve as the foundation for Aerie's planned 20,000 mile broadband fiber optic network that will connect 194 cities. The Partnership's agreement to provide access to its rights-of-way is contingent on Aerie's success in raising additional capital. At this time, it is not possible to estimate the value of the Partnership's equity interest in Aerie, however, such investment may be material to the Partnership's financial position in the future. The interest in Aerie will be accounted for on a cost basis.

Item  2. Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Amounts in the following discussion and analysis of financial condition and results of operations relate to continuing operations unless otherwise indicated.

RESULTS OF OPERATIONS

First Quarter

Revenue from the transportation of refined petroleum products for the first quarter 2000 was $49.3 million or 5.1 percent greater than revenue of $46.9 million for the first quarter 1999. Volumes for the first quarter of 2000 were 1,041,800 barrels per day, 9,100 barrels per day or 0.9 percent less than volumes of 1,050,900 barrels per day for the first quarter 1999. Additional revenue of $1.4 million from BGC operating contracts as well as longer haul movements during the first quarter 2000 than during the first quarter of 1999 resulted in increased transportation revenue. Average transportation revenue was 49.7 cents per barrel during the first quarter 2000 as compared to 49.1 cents per barrel during the first quarter 1999. Gasoline volumes were 0.9 percent greater during the first quarter 2000 than the first quarter 1999. In the East, volumes were strong to both the Pittsburgh, Pennsylvania market area and to the upstate New York market area. Volumes also increased on the Long Island system as a result of increased deliveries to the Inwood, New York area. Gasoline volumes declined in the Midwest where demand was generally weak with the exception of the Columbus and Cleveland, Ohio areas and the Bay City and Flint, Michigan areas where demand has been strong since the closure of the a refinery in Alma, Michigan. Distillate volumes during the first quarter 2000 declined by 1.9 percent from first quarter 1999 levels. In the East, deliveries were down to most areas served as the result of warmer winter temperatures. In the Midwest, volumes increased primarily as a result of a new connection in the Indianapolis, Indiana area. Turbine fuel volumes were 0.1 percent less during the first quarter 2000 than the first quarter 1999. In the East, volumes were down primarily as the result of decreased deliveries to Pittsburgh airport. In the Midwest, turbine fuel volumes were down slightly due to declines in deliveries to the Toledo, Ohio area. Increased demand at J.F.K. Airport partially offset other turbine fuel declines.

Refining operating revenue for first quarter 2000 was $46.8 million compared to $6.7 million for the period March 4, 1999 (date of acquisition) through March 31, 1999. The Partnership began refining operations on March 4, 1999 with the acquisition BRC. BRC's revenue during the first quarter 2000 was derived from the sale of 15.0 million gallons of gasoline and 21.8 million gallons of distillate products. Revenue from the sale of gasoline during the first quarter 2000 was $20.0 million while revenue from the sale of distillate products was $26.8 million. In November 1999, BRC entered into a contract with a major integrated oil company to sell all the refined product produced at its Indianola, Pennsylvania facility to such company. Total revenue under the contract for the first quarter 2000 was approximately $42.0 million.

Costs and expenses for the first quarter 2000 were $74.0 million including $45.6 million in expenses related to the refining operations of BRC and $1.4 million in expenses related to BGC's operations. Excluding the expenses of BRC and BGC, costs and expenses were $27.0 million, which were equal to costs and expenses incurred during the first quarter 1999. Declines in payroll, supplies and professional fee expense offset increases in property tax expense.

Other expenses totaled $6.5 million during the first quarter 2000 as compared to $5.8 million during the first quarter 1999. Interest expense increased as borrowings incurred during the first quarter 1999 to finance acquisitions were outstanding for the full first quarter 2000. In addition, incentive compensation payments to the General Partner increased during the first quarter 2000 as compared to the first quarter 1999 due to an increase in the level of cash distributions paid to limited partners.

Competition and Other Business Conditions

The Partnership's refining segment is subject to competition from other refiners and marketers of refined petroleum products and is subject to market price risks representing the difference between the purchase cost of transmix and the market price of refined petroleum products at the time of resale. In order to reduce the level of market price risk the General Partner has adopted a policy of hedging a substantial portion of BRC's exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 2000 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                As of
                                       ------------------------
                                        3/31/00        12/31/99
                                        -------        --------
Current ratio                           1.2 to 1       1.3 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                    0.6 to 1       0.7 to 1
Working  capital - in thousands         $6,800         $13,149
Ratio of total debt to total capital    .45 to 1       .45
Book value (per Unit)                   $11.70         $11.72

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") which expires on December 16, 2003. At March 31, 2000 there was $26.0 million borrowed under the Credit Agreement.

Cash Provided by Operations

For the three months ended March 31, 2000, cash provided by operations of $13.8 million was derived principally from $20.1 million of income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $6.6 million. Increases in trade receivables are related to BRC's operations and were partially offset by a corresponding increase in BRC's accounts payable. Accrued and other current liabilities declined primarily as a result of payments to the general partner for its services. Cash provided by operations was used to pay distributions to Unitholders of $16.2 million. Changes in non-current assets and liabilities resulted in a net cash source of $0.5 million.

Debt Obligation and Credit Facilities

At March 31, 2000, the Partnership had $266.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $26.0 million of borrowings under the Credit Facility.

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

At March 31, 2000, the ratio of total debt to total capital was 45 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At March 31, 2000, approximately 84 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 2000 totaled $10.5 million and were $6.0 million greater than capital expenditures for the three months ended March 31, 1999. Of the $10.5 million in capital expenditures, $10.2 million was related to the transportation segment and $0.3 million was related to the refining segment. The Partnership continues to make capital expenditures in connection with the automation of its pipeline facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 2000, exclusive of acquisitions, amount to $39.3 million.

In March 2000, the Partnership purchased a petroleum products terminal from BP Amoco at a cost of $3.0 million. The terminal is located in Taylor, Michigan, near the Detroit airport, and has a capacity of approximately 280,000 barrels of petroleum product. The Partnership is currently expanding its pipeline from East Chicago, Indiana to Lima, Ohio. The capacity expansion will enable the Partnership to transport additional petroleum products anticipated to be shipped in connection with a major pipeline project under construction by a third party. Of the $6.0 million total estimated cost of this expansion, $1.2 million was spent during the first quarter 2000.

The Partnership continues to make capital expenditures for, among other things, various facility improvements that facilitate increased pipeline volumes, facility automation, renewal and replacement of several tank roofs, upgrades to field instrumentation and cathodic protection systems and the installation and replacement of mainline pipe and valves. The Partnership is also constructing additional office space that will replace currently leased facilities.

OTHER MATTERS

Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management has not completed its evaluation of the effect of this statement on the Partnership's financial statements.


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

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. As of March 31, 2000, a 1 percent increase or decrease in the applicable rate under the Credit Agreement will result in an interest expense fluctuation of approximately $0.3 million.

Market Risk -  Trading Instruments

The Partnership hedges a substantial portion of its exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil. At March 31, 2000 the Partnership had hedged approximately 53 percent of BRC's inventory and held commodity futures contracts for the sale of 1.7 million gallons of gasoline and 8.8 million gallons of fuel oil. A $0.01 per gallon increase in the market price of gasoline and fuel oil would result in a loss of approximately $105,000 in the futures contracts. A $0.01 per gallon decrease in the market price of gasoline and fuel oil would result in a gain of approximately $105,000 in the futures contracts.


                   Part II - Other Information

Item 5. Other Information

Effective April 25, 2000, C. Richard Wilson retired from the Board of Directors. Mr. Wilson was Chief Operating Officer of the General Partner from January 1987 until July 1998, and President of the General Partner from February 1991 until July 1998. He served as a Director since February 1995.

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits:

     27 Financial Data Schedule

(b)   No  reports on Form 8-K were filed during the quarter ended
      March 31, 2000.

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



Dated:  April 25, 2000             By:/s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)