Form 10-Q
period 2000-06-30
BUCKEYE PARTNERS L P
filed 2000-07-25
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2000 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at July 19, 2000
-------------------------           -----------------------------
Limited Partnership Units                  26,818,506 Units


                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                       Page No.

Part  I. Financial Information


Item 1. Consolidated Financial Statements


     Consolidated Statements of Income                   1
      for the three months and six months ended
       June 30, 2000 and 1999


     Consolidated Balance Sheets                         2
      June 30, 2000 and December 31, 1999


     Consolidated Statements of Cash Flows               3
      for the six months ended
       June 30, 2000 and 1999


     Notes to Consolidated Financial Statements         4-9


Item 2. Management's Discussion and Analysis           10-14
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures       14-15
        about Market Risk


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                15

Item 1.     Consolidated Financial Statements


                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


 Three Months Ended                                         Six Months Ended
     June 30,                                                   June 30,
 ------------------                                        ------------------
  2000      1999                                             2000        1999
  ----      ----                                             ----        ----
                    Revenue
$49,508   $50,461    Transportation                        $ 98,784    $ 97,342
 44,690    26,106    Refining                                91,534      32,847
-------   -------                                          --------    --------
 94,198    76,567     Total Revenue                         190,318     130,189
-------   -------                                          --------    --------

                    Costs and expenses
 42,267    21,650    Cost of refined products sold           85,350      27,769
 23,185    13,633    Operating expenses                      45,675      32,609
  4,449     5,040    Depreciation and amortization            8,891       9,247
  3,298     4,128    General and administrative expenses      7,272       8,635
-------   -------                                          --------    --------
 73,199    44,451     Total costs and expenses              147,188      78,260
-------   -------                                          --------    --------

 20,999    32,116   Operating income                         43,130      51,929
-------   -------                                          --------    --------

                    Other income (expenses)
    118        41     Investment income                         483          55
 (4,549)   (4,217)    Interest and debt expense              (9,008)     (8,274)
 (2,132)   (2,143)    Minority interests and other           (4,559)     (3,906)
-------   -------                                          --------    --------
 (6,563)   (6,319)   Total other income (expenses)          (13,084)    (12,125)
-------   -------                                          --------    --------

$14,436   $25,797   Net income                             $ 30,046    $ 39,804
=======   =======                                          ========    ========

                    Net income allocated to General
$   130   $   233    Partner                               $    271    $    360

                    Net income allocated to Limited
$14,306   $25,564    Partners                              $ 29,775    $ 39,444

                    Earnings per Partnership Unit:
                    Net income allocated to General and
$  0.53   $  0.96    Limited Partners per Partnership Unit $   1.11    $   1.47



                    Earnings per Partnership Unit -
                    assuming dilution:
                    Net income allocated to General and
$  0.53   $  0.95    Limited Partners per Partnership Unit $   1.11    $   1.47


See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                      Consolidated Balance Sheets
                            (In thousands)


                                            June 30,      December 31,
                                              2000            1999
                                              ----            ----
                                           (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                  $  9,263       $ 22,003
  Trade receivables                            14,391          9,718
  Inventories                                  23,057         18,397
  Prepaid and other current assets              5,053          5,509
                                             --------       --------
   Total current assets                        51,764         55,627

  Property, plant and equipment, net          578,081        556,904
  Other non-current assets                     71,347         61,754
                                             --------       --------
   Total assets                              $701,192       $674,285
                                             ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $ 21,242       $ 18,961
  Accrued and other current liabilities        17,941         23,517
                                             --------       --------
   Total current liabilities                   39,183         42,478

 Long-term debt                               297,000        266,000
 Minority interests                             2,671          2,853
 Other non-current liabilities                 47,354         45,965
 Commitments and contingent liabilities             -              -
                                             --------       --------
  Total liabilities                           386,208        357,296
                                             --------       --------
 Partners' capital
  General Partner                               2,526          2,548
  Limited Partners                            312,458        314,441
                                             --------       --------
   Total partners' capital                    314,984        316,989
                                             --------       --------
   Total liabilities and partners' capital   $701,192       $674,285
                                             ========       ========

See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                 Six Months Ended
                                                     June, 30
                                              ----------------------
                                                2000           1999
                                                ----           ----
Cash flows from operating activities:
 Net income                                   $30,046        $39,804
                                              -------        -------
Adjustments to reconcile net income to
net cash provided by operating activities:
 Gain on sale of land                            (432)             -
 Depreciation and amortization                  8,891          9,247
 Minority interests                               192            480
 Changes in assets and liabilities,
  net of acquisitions:
   Trade receivables                           (4,673)        (2,169)
   Inventories                                 (4,519)        (7,376)
   Prepaid and other current assets               456         (1,075)
   Accounts payable                             2,281          5,891
   Accrued and other current liabilities       (5,576)        (5,799)
   Other non-current assets                      (657)           252
   Other non-current liabilities                1,389          1,863
                                              -------        -------
     Total adjustments                         (2,648)         1,314
                                              -------        -------

   Net cash provided by operating activities   27,398         41,118
                                              -------        -------

Cash flows from investing activities:
 Capital expenditures                         (19,759)       (10,302)
 Acquisitions                                 (19,251)       (18,740)
 Proceeds from disposal of property,
  plant and equipment, net                        297             74
                                              -------        -------
   Net cash used in investing activities      (38,713)       (28,968)
                                              -------        -------

Cash flows from financing activities:
 Proceeds from exercise of unit options           410            558
 Distributions to minority interests             (374)          (328)
 Borrowings                                    31,000         26,000
 Distributions to Unitholders                 (32,461)       (29,021)
                                              -------        -------
   Net cash used in financing activities       (1,425)        (2,791)
                                              -------        -------

Net (decrease) increase in cash and cash
 equivalents                                  (12,740)         9,359
Cash and cash equivalents at beginning of
 period                                        22,003          8,341
                                              -------        -------
Cash and cash equivalents at end of period    $ 9,263        $17,700
                                              =======        =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 8,921        $ 7,913

See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1999 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and the results of operations for the six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

2. ACQUISITIONS

On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG") for an initial purchase price of $12,990,000. In January 2000, the Partnership made an additional payment of $747,000 pursuant to a contingent payment agreement. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois. The Partnership operates the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC").

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

On June 30, 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC ("Agway") for a total purchase price of $19,000,000. Additional costs incurred in connection with the acquisition for gasoline and diesel fuel additives and closing adjustments amounted to $251,000. The terminals are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The terminals have an aggregate capacity of approximately two million barrels of petroleum product. The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:

          Fuel additive inventory            $   141,000
          Property, plant and equipment        7,680,000
          Goodwill                            11,430,000
                                             -----------
          Total                              $19,251,000
                                             ===========

Pro forma results of operations for the Partnership, assuming the acquisition of the ARG, Seagull and Agway assets had occurred at the beginning of the periods indicated below, are as follows:

                                   Six Months Ended June 30,
                                   -------------------------
                                     2000             1999
                                     ----             ----
                                         (In thousands,
                                    except per Unit amounts)
          Revenue                   $192,107        $142,778
          Net income                $ 29,953        $ 38,379
          Earnings per unit         $   1.11        $   1.42

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of the period presented, or of future results of operations of the entities.


3. SEGMENT INFORMATION

The Partnership has two reportable segments, the transportation segment and the refining segment, which are organized on the basis of products and
service.   The   transportation   segment   derives   its  revenues  from  the
transportation of refined petroleum products through its pipelines that it receives from refineries, connecting pipelines and marine terminals and from the storage and throughput of refined petroleum products at its terminals. The refining segment derives its revenues from the refining of transmix and the wholesale marketing of the resulting product to others for distribution to consumers. Transmix generally consists of various grades and types of refined petroleum products that are commingled during handling or transportation by a pipeline system.

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

The following is a summary of each reportable segment's profit and loss and the segment's assets as of and for the period ended June 30, 2000.


                            Trans-                   Inter-
                           portation    Refining    company     Total
                           ---------    --------    -------     -----
                                       (In thousands)

Revenues from external
 customers                  $ 99,927    $91,557    $(1,166)    $190,318
Intersegment revenues          1,143         23     (1,166)           -
Operating income              41,480      1,650          -       43,130
Segment assets               672,809     31,761     (3,378)     701,192
Expenditures for property,
 plant and equipment          19,296        463          -       19,759

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


                            Trans-                   Inter-
                           portation    Refining    company     Total
                           ---------    --------    -------     -----
                                       (In thousands)

Revenues from external
 customers                  $ 98,381    $32,847    $(1,039)    $130,189
Intersegment revenues          1,039          -     (1,039)           -
Operating income              49,586      2,343          -       51,929
Segment assets               639,460     26,041     (7,914)     657,587
Expenditures for property,
 plant and equipment          10,213         89          -       10,302

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

Environmental

Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. Typically, an Operating Partnership is one of many PRP's for a particular site and its contribution of total waste at the site is minimal. However, because CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of an Operating Partnership in connection with such proceedings could be material. The total potential remediation costs relating to these clean-up sites cannot be reasonably estimated. During the period ended June 30, 2000, there were no notifications of any new proceedings.

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

5. INVENTORIES

Inventories consist of transmix, fuel oils, gasoline and other specialty products, as well as pipeline materials and supplies which include pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items. Inventories are valued at the lower of cost or market on the first-in first-out method. Inventories consisted of the following:

                                         June 30,   December 31,
                                           2000        1999
                                           ----        ----
                                            (In thousands)
    Transmix                              $13,900     $12,319
    Gasoline, distillates and jet fuel      4,008       1,664
    Pipeline materials and supplies         5,149       4,414
                                          -------     -------
       Total                              $23,057     $18,397
                                          =======     =======

The Partnership hedges a substantial portion of its exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil. At June 30, 2000 the Partnership had hedged approximately 52 percent of its petroleum product inventory and had approximately $0.4 million of unrealized losses related to futures contracts held on June 30, 2000. During the six month period ended June 30, 2000, BRC's operations generated $6.6 million in operating profit offset by $4.9 million in realized losses related to investment in futures contracts resulting in $1.7 million of operating income.

6. LONG-TERM DEBT

As of June 30, 2000, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent. In addition, the Partnership had $57.0 million of its $100 million Credit Agreement outstanding. The weighted average interest rate for the $57.0 million debt was 7.02 percent at June 30, 2000.

7. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                        General   Limited
                                       Partner   Partners      Total
                                       -------   --------      -----
                                                (In thousands)
  Partners' Capital - 1/1/00           $2,548    $314,441    $316,989
  Net Income                              271      29,775      30,046
  Distributions                          (293)    (32,168)    (32,461)
  Exercise of unit options                  -         410         410
                                       ------    --------    --------
  Partners' Capital - 6/30/00          $2,526    $312,458    $314,984
                                       ======    ========    ========

The following is a reconciliation of basic and dilutive income per Partnership Unit for the three month and six month periods ended June 30:

                                        Three Months Ended June 30,
                            -------------------------------------------------
                                     2000                       1999
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $14,436                   $25,797
                            -------                   -------

 Basic earnings per
  Partnership Unit           14,436   27,054   $0.53   25,797   27,003   $0.96

 Effect of dilutive
  securities - options            -       68       -        -       89   (0.01)
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $14,436   27,122   $0.53  $25,797   27,092   $0.95
                            =======   ======   =====  =======   ======   =====


                                         Six Months Ended June 30,
                            -------------------------------------------------
                                     2000                       1999
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Net income                 $30,046                   $39,804
                            -------                   -------

 Basic earnings per
  Partnership Unit           30,046   27,048   $1.11   39,804   26,998   $1.47

 Effect of dilutive
  securities - options            -       71       -       -        91       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $30,046   27,119   $1.11  $39,804   27,089   $1.47
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

The Partnership declared a cash distribution of $0.60 per unit payable on August 31, 2000 to unitholders of record on August 4, 2000. The total distribution will amount to approximately $16,237,000.

9. ACCOUNTING PRONOUNCEMENTS

In November 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 sets forth the SEC Staff's position regarding the point at which it is appropriate to recognize revenue. The Staff believes that revenue is realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collection is reasonably assured. The Partnership uses the above criteria to determine when revenue should be recognized and therefore the issuance of SAB 101 is not expected to have a material impact on its financial statements.

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management has not completed its evaluation of the effect of SFAS No. 133 on the Partnership's financial statements.

10. OTHER EVENTS

In April 2000, the Partnership announced that it entered into non-exclusive agreements that provide for the Partnership to receive a 3.5 percent equity interest in Aerie Networks, Inc. ("Aerie") in exchange for assisting Aerie with its development of a fiber optics network along a portion of the Partnership's pipeline rights-of-way. No cash investment or expense is required by the Partnership. The Partnership, and 11 other natural gas, oil and liquid petroleum pipeline companies and telecommunications affiliates, are providing Aerie with rights in over 14,500 miles of rights-of-way on which to build a large capacity broadband fiber optics network. The pipeline rights-of-way will serve as the foundation for Aerie's planned 20,000 mile broadband fiber optic network that will connect 194 cities. The Partnership's agreement to provide access to its rights-of-way is contingent on Aerie's success in raising additional capital. At this time, it is not possible to estimate the value of the Partnership's equity interest in Aerie, however, such investment may be material to the Partnership's financial position in the future. The interest in Aerie will be accounted for on the cost basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter

Revenue from the transportation of refined petroleum products for the second quarter 2000 was $49.5 million or 2.0 percent less than revenue of $50.5 million for the second quarter 1999. Volumes for the second quarter of 2000 were 1,041,400 barrels per day, 12,700 barrels per day or 1.2 percent less than volumes of 1,054,100 barrels per day for the second quarter 1999. Average transportation revenue was 49.7 cents per barrel during the second quarter 2000 as compared to 50.7 cents per barrel during the second quarter 1999. Gasoline volumes were 1.8 percent lower during the second quarter 2000 than in the second quarter 1999. In the East, the largest declines were in deliveries to the upstate New York area. Other declines occurred in the Midwest at Dearborn, Michigan and Aurora, Ohio. These declines were partially offset by increased deliveries to Detroit and Bay City, Michigan where volumes have been strong since the closure of a regional refinery in Alma, Michigan. Distillate volumes during the second quarter 2000 declined by 5.0 percent from second quarter 1999 levels. In the East, the largest declines were in deliveries to the upstate New York area. In the Midwest, the largest decline was at Toledo, Ohio where volumes declined by over 5,000 barrels per day. Partially offsetting these declines was increased business at Bay City, Michigan and new business in the Indianapolis, Indiana area due to a new connection. Turbine fuel volumes were 4.2 percent greater during the second quarter 2000 than the second quarter 1999. Increased demand at Detroit, Pittsburgh and J.F.K. airports was the primary reason for the increase.

Refining operating revenue for second quarter 2000 was $44.7 million compared to $26.1 million for the second quarter 1999. BRC's revenue during the second quarters of 2000 and 1999 was derived from the sale of 54.3 and 53.0 million gallons of refined petroleum products respectively. During the second quarter 2000, revenue from the sale of gasoline was $20.6 million while revenue from the sale of distillate products was $24.1 million. During the second quarter 1999, revenue from the sale of gasoline was $12.4 million while revenue from the sale of distillate products was $13.7 million. In November 1999, BRC entered into a contract with a major integrated oil company to sell all the refined product produced at its Indianola, Pennsylvania facility to such company. Total revenue under the contract for the second quarter 2000 was approximately $25.0 million.

Costs and expenses for the second quarter 2000 were $73.2 million compared to $44.5 million for the second quarter 1999. Refining cost of goods sold was up $20.6 million dollars primarily due to higher costs of transmix. In addition, an $11.0 million one-time favorable settlement of a property tax dispute with the City of New York occurred during the second quarter of 1999 and resulted in a reduction of property tax expense. Other operating expenses declined by $2.9 million primarily as a result of a $2.0 million non-recurring casualty loss expense in 1999 and declines in payroll benefit expense.

Other expenses totaled $6.6 million during the second quarter 2000 as compared to $6.3 million during the second quarter 1999. Interest expense increased due to additional borrowings incurred in 2000. In addition, incentive compensation payments to the General Partner increased during the second quarter 2000 as compared to the second quarter 1999 due to an increase in the level of cash distributions paid to limited partners.

First Six Months

Revenue from the transportation of refined petroleum products for the first six months of 2000 was $98.8 million or 1.5 percent greater than revenue of $97.3 million for the first six months of 1999. Revenue under BGC operating contracts was $1.9 million higher in 2000 as BGC did not begin operations until March 31, 1999. Volumes for the first six months of 2000 were 1,042,800 barrels per day, 9,700 barrels per day or 0.9 percent less than volumes of 1,052,500 barrels per day for the first six months of 1999. Gasoline volumes were 0.6 percent less during the first six months of 2000 than the first six months of 1999. In the East, volumes declined to the upstate New York and Pittsburgh, Pennsylvania areas and were partially offset by modest volume gains in the Altoona, Pennsylvania area. In the Midwest, volumes were relatively flat although revenue was up as longer-haul moves to Bay City, Michigan more than offset declines in volume to the Toledo and Cleveland, Ohio areas. Distillate volumes were 3.2 percent less during the first six months of 2000 than the first six months of 1999. In the East, volumes fell to the upstate New York area and most of the Pennsylvania market area with the exception of Pittsburgh where volumes and revenues were up slightly. In the Midwest, revenue grew on essentially flat volumes due to a shift to long-haul moves to Bay City, Michigan and new business in the Indianapolis, Indiana area resulting from a new connection. Turbine fuel volumes increased by 2.1 percent during the first six months of 2000 as compared to the first six months of 1999. Increased demand at Detroit Airport and J.F.K. Airport was the primary reason for the increase.

Refining operating revenue for the first six months of 2000 was $91.5 million compared to $32.8 million for the period March 4, 1999 (date of acquisition) through June 30, 1999. BRC's revenue for the first six months of 2000 and 1999 was derived from the sale of 90.2 and 69.0 million gallons of refined petroleum products respectively. During the first six months of 2000, revenue from the sale of gasoline was $40.6 million while revenue from the sale of distillate products was $50.9 million. During the first six months of 1999, revenue from the sale of gasoline was $15.5 million while revenue from the sale of distillate products was $17.3 million. In November 1999, BRC entered into a contract with a major integrated oil company to sell all the refined product produced at its Indianola, Pennsylvania facility to such company. Total revenue under the contract for the first six months of 2000 was approximately $55.0 million.

Costs and expenses for the first six months of 2000 were $147.2 million including $89.9 million in expenses related to the refining operations of BRC and $3.0 million in expenses related to BGC's operations. Costs and expenses for the first six months of 1999 were $78.3 million including $30.0 million in expenses related to the refining operations of BRC and $1.6 million in expenses related to BGC's operations. Excluding the expenses of BRC and BGC, costs and expenses of $54.3 million for the first six months of 2000 were $7.6 million above costs and expenses incurred during the first six months of 1999. During the first six months of 1999, the Partnership settled a real property tax dispute with the City and State of New York, which resulted in a one-time expense reduction of $11.0 million in 1999. Expenses related to casualty losses and payroll benefits were lower during the first six months of 2000 compared to 1999.

Other expenses totaled $13.1 million during the first six months of 2000 as compared to $12.1 million during the first six months of 1999. Interest expense increased due to additional borrowings in 2000 and due to the fact that borrowings incurred during March of 1999 to finance acquisitions were outstanding for the full first six months of 2000. In addition, incentive compensation payments to the General Partner increased during the first six months of 2000 as compared to the first six months of 1999 due to an increase in the level of cash distributions paid to limited partners.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 2000 is highlighted in the following comparative summary:

Liquidity and Capital Indicators
                                                 As of
                                        -----------------------
                                        6/30/00        12/31/99
                                        -------        --------
Current ratio                           1.3 to 1       1.3 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                    0.6 to 1       0.7 to 1
Working  capital  - in thousands        $12,581        $13,149
Ratio of total debt to total capital    .48 to 1       .45 to 1
Book value (per Unit)                   $11.64         $11.72

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") which expires on December 16, 2003. At June 30, 2000 there was $57.0 million borrowed under the Credit Agreement.

Cash Provided by Operations

For the six months ended June 30, 2000, cash provided by operations of $27.4 million was derived principally from $38.9 million of income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $12.0 million. Increases in trade receivables are related to BRC's operations and were partially offset by a corresponding increase in BRC's accounts payable. Accrued and other current liabilities declined primarily as a result of payments to the general partner for its services. Cash provided by operations was used to pay distributions to Unitholders of $32.5 million. Changes in non-current assets and liabilities resulted in a net cash source of $0.7 million.

Debt Obligation and Credit Facilities

At June 30, 2000, the Partnership had $297.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $57.0 million of borrowings under the Credit Facility.

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

At June 30, 2000, the ratio of total debt to total capital was 48 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At June 30, 2000, approximately 82 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 2000 totaled $19.8 million and were $9.5 million greater than capital expenditures for the six months ended June 30, 1999. Of the $19.8 million in capital expenditures, $19.3 million was related to the transportation segment and $0.5 million was related to the refining segment. The Partnership continues to make capital expenditures in connection with the automation of its pipeline facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 2000, exclusive of acquisitions, amount to $39.3 million.

In March 2000, the Partnership purchased a petroleum products terminal from BP Amoco at a cost of $3.0 million. The terminal is located in Taylor, Michigan, near the Detroit airport, and has a capacity of approximately 280,000 barrels of petroleum product. In June 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC at a total cost of $19.3 million. The terminals are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The terminals have an aggregate capacity of approximately 2.0 million barrels of petroleum product. The Partnership is currently expanding its pipeline from East Chicago, Indiana to Lima, Ohio. The capacity expansion will enable the Partnership to transport additional petroleum products anticipated to be shipped in connection with a major pipeline project under construction by a third party. Of the $6.0 million total estimated cost of this expansion, $2.9 million was spent during the first six months of 2000.

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

OTHER MATTERS

Accounting Pronouncements

In November 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 sets forth the SEC Staff's position regarding the point at which it is appropriate to recognize revenue. The Staff believes that revenue is realizable and earned when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collection is reasonably assured. The Partnership uses the above criteria to determine when revenue should be recognized and therefore the issuance of SAB 101 is not expected to have a material impact on its financial statements.

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

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. As of June 30, 2000, a 1 percent increase or decrease in the applicable rate under the Credit Agreement will result in an interest expense fluctuation of approximately $0.6 million.

Market Risk -  Trading Instruments

The Partnership hedges a substantial portion of its exposure to inventory price fluctuations related to its BRC business with commodity futures contracts for the sale of gasoline and fuel oil. At June 30, 2000 the Partnership had hedged approximately 52 percent of BRC's inventory and held commodity futures contracts for the sale of 9.87 million gallons of fuel oil. No commodity futures contracts for the sale of gasoline were outstanding. A $0.01 per gallon increase in the market price of gasoline would result in a loss of approximately $0.1 million in the futures contracts. A $0.01 per gallon decrease in the market price of gasoline would result in a gain of approximately $0.1 million in the futures contracts.




                   Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits:
     27 Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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



Dated:  July 19, 2000         By:  /s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)