Form 10-Q
period 2000-09-30
BUCKEYE PARTNERS L P
filed 2000-11-03
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2000 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding at October 31,2000
-------------------------          ------------------------------
Limited Partnership Units                 26,837,906 Units


                       BUCKEYE PARTNERS, L.P.

                              INDEX




                                                       Page No.

Part  I. Financial Information


Item 1. Consolidated Financial Statements


     Consolidated Statements of Income                   1
      for the three months and nine months ended
       September 30, 2000 and 1999


     Consolidated Balance Sheets                         2
      September 30, 2000 and December 31, 1999


     Consolidated Statements of Cash Flows               3
      for the nine months ended
       September 30, 2000 and 1999


     Notes to Consolidated Financial Statements         4-11


Item 2. Management's Discussion and Analysis           12-17
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures         17
        about Market Risk


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                18

                 Part I - Financial Information


Item 1. Consolidated Financial Statements





                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


Three Months Ended                                         Nine Months Ended
  September 30,                                               September 30,
------------------                                         -----------------
 2000      1999                                              2000       1999
 ----      ----                                              ----       ----

$52,567   $49,886   Transportation revenue                 $152,518   $148,268
-------   -------                                          --------   --------

                    Costs and expenses
 23,226    21,480    Operating expenses                      66,706     53,152
  4,525     3,584    Depreciation and amortization           13,126     12,619
  2,752     2,829    General and administrative expenses      9,142     10,918
-------   -------                                          --------   --------
 30,503    27,893     Total costs and expenses               88,974     76,689
-------   -------                                          --------   --------

 22,064    21,993   Operating income                         63,544     71,579
-------   -------                                          --------   --------

                    Other income (expenses)
   (129)      138     Investment income                         267        189
 (4,855)   (4,352)    Interest and debt expense             (13,863)   (12,626)
 (2,609)   (2,055)    Minority interests and other           (7,169)    (5,961)
-------   -------                                          --------   --------
 (7,593)   (6,269)   Total other income (expenses)          (20,765)   (18,398)
-------   -------                                          --------   --------

 14,471    15,724   Income from continuing operations        42,779     53,181

  3,465       901   Income from discontinued operations       5,203      3,248
-------   -------                                          --------   --------
$17,936   $16,625   Net income                             $ 47,982   $ 56,429
=======   =======                                          ========   ========

                    Net income allocated to General
$   164   $   150    Partner                               $    435   $    510

                    Net income allocated to Limited
$17,772   $16,475    Partners                              $ 47,547   $ 55,919

                    Earnings per Partnership Unit:
                     Income from continuing operations
                     allocated to General and Limited
$  0.53   $  0.59    Partners per Partnership Unit         $   1.58   $   1.97

                     Income from discontinued operations
                     allocated to General and Limited
   0.13      0.03    Partners per Partnership Unit             0.19       0.12
-------   -------                                          --------   --------
$  0.66   $  0.62   Earnings per Partnership Unit          $   1.77   $   2.09
=======   =======                                          ========   ========

                     Earnings per Partnership Unit -
                     assuming dilution
                      Income from continuing operations
                      allocated to General and Limited
$   0.53   $  0.58    Partners per Partnership Unit        $   1.58   $   1.96

                      Income from discontinued operations
                      allocated to General and Limited
    0.13      0.03    Partners per Partnership Unit            0.19       0.12
--------   -------                                         --------   --------
$   0.66   $  0.61   Earnings per Partnership Unit         $   1.77   $   2.08
========   =======                                         ========   ========

See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                      Consolidated Balance Sheets
                            (In thousands)


                                          September 30,   December 31,
                                              2000            1999
                                              ----            ----
                                           (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                  $ 15,681       $ 22,003
  Trade receivables                            16,919          9,718
  Inventories                                  18,733         18,397
  Prepaid and other current assets              8,220          5,509
                                             --------       --------
   Total current assets                        59,553         55,627

  Property, plant and equipment, net          584,632        556,904
  Other non-current assets                     70,299         61,754
                                             --------       --------
   Total assets                              $714,484       $674,285
                                             ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $ 15,504       $ 18,961
  Accrued and other current liabilities        22,589         23,517
                                             --------       --------
   Total current liabilities                   38,093         42,478

 Long-term debt                               309,000        266,000
 Minority interests                             2,766          2,853
 Other non-current liabilities                 47,569         45,965
 Commitments and contingent liabilities             -              -
                                             --------       --------
  Total liabilities                           397,428        357,296
                                             --------       --------
 Partners' capital
  General Partner                               2,544          2,548
  Limited Partners                            314,512        314,441
                                             --------       --------
   Total partners' capital                    317,056        316,989
                                             --------       --------
   Total liabilities and partners' capital   $714,484       $674,285
                                             ========       ========



See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                              ----------------------
                                                2000           1999
                                                ----           ----
Cash flows from operating activities:
 Net income from continuing operations        $42,779        $53,181
                                              -------        -------
Adjustments to reconcile net income to
net cash provided by operating activities:
 Gain on sale of land                            (432)             -
 Depreciation and amortization                 13,563         13,020
 Minority interests                               477            707
 Changes in assets and liabilities,
  net of acquisitions:
   Trade receivables                           (7,201)        (3,468)
   Inventories                                   (195)       (10,293)
   Prepaid and other current assets            (2,711)          (322)
   Accounts payable                            (3,457)         7,493
   Accrued and other current liabilities         (928)        (5,886)
   Other non-current assets                    (1,324)           291
   Other non-current liabilities                1,604          1,708
                                              -------        -------
     Total adjustments                           (604)         3,250
                                              -------        -------

Net cash provided by operating activities      42,175         56,431
Income from discontinued operations             5,203          3,248
                                              -------        -------
 Net cash from continuing and discontinued
  operations                                   47,378         59,679
                                              -------        -------

Cash flows from investing activities:
 Capital expenditures                         (29,113)       (17,562)
 Acquisitions                                 (19,251)       (18,740)
 Proceeds from disposal of property,
  plant and equipment, net                        143             (1)
                                              -------        -------
   Net cash used in investing activities      (48,221)       (36,303)
                                              -------        -------

Cash flows from financing activities:
 Proceeds from exercise of unit options           784            762
 Distributions to minority interests             (564)          (497)
 Borrowings                                    43,000         26,000
 Distributions to Unitholders                 (48,699)       (43,887)
                                              -------        -------
   Net cash used in financing activities       (5,479)       (17,622)
                                              -------        -------

Net (decrease) increase in cash and cash
 equivalents                                   (6,322)         5,754
Cash and cash equivalents at beginning of
 period                                        22,003          8,341
                                              -------        -------
Cash and cash equivalents at end of period    $15,681        $14,095
                                              =======        =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $13,325        $12,423


See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.BASIS OF PRESENTATION

In   the   opinion   of   management,   the   accompanying   financial
statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 1999 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and the results of operations for the nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

Certain amounts in the financial statements for 1999 have been reclassified to conform to the current presentation.

2.ACQUISITIONS AND DIVESTITURES

On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG") for an initial purchase price of $12,990,000. In January 2000, the Partnership made an additional payment of $747,000 pursuant to a contingent payment agreement with ARG. The maximum amount of additional payments that could be due under this agreement is $4.2 million. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois. The Partnership operates the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). The Partnership subsequently sold its investment in BRC on October 25, 2000 for an aggregate purchase price of approximately $45,000,000.

On March 31, 1999, the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull") for a total purchase price of $5,750,000. The assets acquired consisted primarily of nine pipeline operating agreements for major chemical companies in the Gulf Coast area, a 16-mile pipeline (a portion of which is leased to a chemical company), and related assets. The Partnership operates the pipeline assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC ("BGC").

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

          Fuel additive inventory           $   141,000
          Property, plant and equipment       7,963,000
          Goodwill                           11,147,000
                                            -----------
          Total                             $19,251,000
                                            ===========

Pro forma results of operations for the Partnership, assuming the acquisition of the Seagull and Agway assets had occurred at the beginning of the periods indicated below, are as follows:

                                Nine Months Ended September 30,
                                -------------------------------
                                     2000             1999
                                     ----             ----
                                         (In thousands,
                                    except per Unit amounts)
  Revenue                           $152,338        $152,331
  Income from continuing
  operations                        $ 42,794        $ 53,155
  Earnings per Unit from
  continuing operations             $   1.58        $   1.97

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of the period presented, or of future results of operations of the entities.

3. SEGMENT INFORMATION

The Partnership had two reportable segments, the transportation segment and the refining segment, which were organized on the basis of products and service. The refining segment was sold on October 25, 2000. The results of operations for the refining segment are reported on the consolidated income statement as income from discontinued operations (see Note 11). The assets and liabilities of the refining segment are included in the consolidated balance sheet.

The transportation segment derives its revenues from the transportation of refined petroleum products through its pipelines that it receives from refineries, connecting pipelines and marine terminals and from the storage and throughput of refined petroleum products at its terminals. All transportation revenues are from sources within the United States.

The following is a summary of each reportable segment's assets as of and for the period ended September 30, 2000.


                            Trans-                   Inter-
                           portation    Refining    company     Total
                           ---------    --------    -------     -----
                                       (In thousands)

Segment assets              $684,639    $37,613    $(7,768)    $714,484
Expenditures for property,
 plant and equipment          28,448        665          -       29,113


The following is a summary of each reportable segment's assets as of and for the period ended September 30, 1999.


                            Trans-                   Inter-
                           portation    Refining    company     Total
                           ---------    --------    -------     -----
                                       (In thousands)

Segment assets               $41,024    $29,406    $(9,462)    $660,968
Expenditures for property,
 plant and equipment          17,392        170          -       17,562

The following is a summary of each reportable segment's assets as of December 31, 1999.

                            Trans-                   Inter-
                           portation    Refining     company     Total
                           ---------   --------     -------      -----
                                        (In thousands)
Segment assets             $647,519    $30,615     $(3,849)     $674,285

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

Environmental

Certain Operating Partnerships (or their predecessors) have been named as a defendant in lawsuits or have been notified by federal or state authorities that they are a potentially responsible party ("PRP") under federal laws or a respondent under state laws relating to the generation, disposal, or release of hazardous substances into the environment. These proceedings generally relate to potential liability for clean-up costs. Typically, an Operating
Partnership is one of many PRP's for a particular site and its contribution of total waste at the site is minimal. However, because CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of an Operating Partnership in connection with such proceedings could be material. The total potential remediation costs relating to these clean-up sites cannot be reasonably estimated. During the period ended September 30, 2000, there were no notifications of any new proceedings.

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

5.   INVENTORIES

Inventories consist of transmix, fuel oils, gasoline and other specialty products, as well as pipeline materials and supplies that include pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items. Inventories are valued at the lower of cost or market on the first-in first-out method. Inventories consisted of the following:

                                         September 30,  December 31,
                                              2000          1999
                                              ----          ----
                                                (In thousands)
    Transmix                                 $10,850       $12,319
    Gasoline, distillates and jet fuel         1,929         1,664
    Pipeline materials and supplies            5,954         4,414
                                             -------        ------
       Total                                 $18,733       $18,397
                                             =======       =======

The Partnership hedged a substantial portion of its exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil. At September 30, 2000 the Partnership had hedged approximately 54 percent of its petroleum product inventory and had approximately $0.2 million of unrealized gains related to futures contracts held on September 30, 2000. These futures contracts were terminated prior to October 25, 2000 in anticipation of the sale of BRC (see Note 2). During the nine month period ended September 30, 2000, BRC's discontinued operations generated $11.6 million in operating profit offset by $6.5 million in realized losses related to investment in futures contracts resulting in $5.1 million of operating income from discontinued operations.

6.   LONG-TERM DEBT

As of September 30, 2000, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent. In addition, the Partnership had $69.0 million of its $100 million Credit Agreement outstanding. The weighted average interest rate for the $69.0 million debt was 7.11 percent at September 30, 2000.

7.     PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General   Limited
                                   Partner   Partners     Total
                                   -------   --------     -----
                                          (In thousands)
  Partners' Capital - 1/1/00       $2,548    $314,441   $316,989
  Net Income                          435      47,547     47,982
  Distributions                      (439)    (48,260)   (48,699)
  Exercise of unit options              -         784        784
                                   ------    --------   --------
  Partners' Capital - 9/30/00      $2,544    $314,512   $317,056
                                   ======    ========   ========

The following is a reconciliation of basic and dilutive income from continuing operations per Partnership Unit for the three month and nine month periods ended September 30:

                                        Three Months Ended September 30,
                            -------------------------------------------------
                                     2000                       1999
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $14,471                   $15,724
                            -------                   -------
 Basic earnings per
  Partnership Unit           14,471   27,069   $0.53   15,724   27,024   $0.59

 Effect of dilutive
  securities - options            -       68       -        -       82   (0.01)
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $14,471   27,137   $0.53  $15,724   27,106   $0.58
                            =======   ======   =====  =======   ======   =====


                                     Nine Months Ended September 30,
                            -------------------------------------------------
                                     2000                       1999
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $42,779                   $53,181
                            -------                   -------

 Basic earnings per
  Partnership Unit           42,779   27,055   $1.58   53,181   27,007   $1.97

 Effect of dilutive
  securities - options            -       76       -       -        91    (.01)
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $42,779   27,131   $1.58  $53,181   27,098   $1.96
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

The Partnership declared a cash distribution of $0.60 per unit payable on November 30, 2000 to unitholders of record on November 6, 2000. The total distribution will amount to approximately $16,249,000.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives thereby reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The Partnership will adopt SFAS 133 and the corresponding amendments under SFAS
138 on January 1, 2001. Management has not completed its evaluation of the effect of SFAS 133 and 138 on the Partnership's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. In addition, this Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS 140 to have a significant effect on the Partnership.

10. OTHER EVENTS

In April 2000, the Partnership announced that it entered into non-exclusive agreements that provide for the Partnership to receive a 3.5 percent equity interest in Aerie Networks, Inc. ("Aerie") in exchange for assisting Aerie with its development of a fiber optics network along a portion of the Partnership's pipeline rights-of-way. No cash investment or expense is required by the Partnership. The Partnership, and 11 other natural gas, oil and liquid petroleum pipeline companies and telecommunications affiliates, are providing Aerie with rights in over 14,500 miles of rights-of-way on which to build a large capacity broadband fiber optics network. The pipeline rights-of-way will serve as the foundation for Aerie's planned 20,000 mile broadband fiber optic network that will connect 194 cities. The Partnership's agreement to provide access to its rights-of-way was contingent on Aerie's success in raising additional capital. On September 1, 2000, Aerie completed its minimum financing requirement and the Partnership received preferred stock in Aerie Networks, Inc. in exchange for 1,026 miles of right-of-way occupancy rights for fiber optic cable. At this time, it is not possible to estimate the value of the Partnership's equity interest in Aerie, however, such investment may be material to the Partnership's financial position in the future. The interest in Aerie will be accounted for on the cost basis.

On July 27, 2000, the Partnership entered into a joint venture with PetroNet Corporation. The Partnership received 49.99 percent of PetroNet common stock in exchange for granting PetroNet the right to construct a next generation fiber optics network within the Partnership's pipeline rights-of-way. Buckeye's right-of-way will serve as the foundation for PetroNet's 13,500 mile national fiber optics network, the first stage of which will serve 22 cities in the Northeast and Midwest United States. PetroNet is currently seeking first-stage financing in the form of equity and debt. At this time it is not possible to estimate the value of the Partnership's investment in PetroNet stock.

11. SUBSEQUENT EVENTS

On October 13, 2000, the Partnership announced that it had entered into a purchase agreement to sell BRC's transmix refining business to Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") for $37 million in cash plus net working capital on the closing date of the transaction. BRC was sold to Kinder Morgan on October 25, 2000 for an aggregate purchase price of approximately $45,000,000, subject to post-closing working capital adjustments. The gain on the sale of BRC is expected to approximate
$29,000,000, exclusive of any conditional payments to ARG (see Note 2). The Partnership and Kinder Morgan also entered into a long-term agreement whereby Kinder Morgan will purchase from the Partnership transmix generated in connection with the Partnership's pipeline operations.

The assets and liabilities of BRC, net of intercompany items, included in the consolidated balance sheets are as follows:

                                        September 30,   December 31,
                                            2000            1999
                                            ----            ----
                                         (Unaudited)     (Unaudited)
Assets
 Current assets
 Cash and cash equivalents                $  9,254        $  6,272
 Trade receivables                           6,522           1,771
 Inventories                                12,779          13,806
 Prepaid and other current assets              844             775
                                          --------        --------
  Total current assets                      29,399          22,624

 Property, plant and equipment, net          7,539           7,278
 Other non-current assets                      675             713
                                          --------        --------
  Total assets                            $ 37,613        $ 30,615
                                          ========        ========
Liabilities
 Current liabilities
 Accounts payable                         $ 10,828        $ 12,456
 Accrued and other current liabilities         365             752
                                          --------        --------
  Total current liabilities               $ 11,193        $ 13,208
                                          ========        ========

Refining revenue included in discontinued operations for the third quarter 2000 was $66.7 million compared to $36.3 million for the third quarter 1999. Operating expenses of discontinued operations were $63.3 million for the third quarter 2000 compared to $35.4 million for the third quarter 1999. Depreciation and amortization expense of discontinued operations was $0.1 million for third quarter 2000 compared to $0.2 million for the third quarter 1999.

Refining revenue included in discontinued operations for the first nine months of 2000 was $158.3 million compared to $69.2 million for the period March 4, 1999 (date of acquisition) through September 30, 1999. Operating expenses of discontinued operations were $153.2 million for the first nine months of 2000 compared to $65.9 million for the partial period in 1999. Depreciation and amortization expense of discontinued operations was $0.4 million for the first nine months of 2000 as well as for the partial period in 1999.

Transportation revenue, as reported on the consolidated statements of income, includes revenue from BRC for the transportation of transmix to BRC. For the quarters ended September 30, 2000 and 1999, such transportation revenue was $0.8 million and $0.9 million, respectively. For the nine months ended
September 30, 2000 and for the period March 4, 1999 (date of acquisition)through September 30, 1999, transportation revenue was $2.0 million. The Partnership anticipates it will continue to receive revenue from the transportation of transmix to BRC subsequent to the sale of BRC to Kinder Morgan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter

Revenue from the transportation of refined petroleum products for the third quarter 2000 was $52.6 million or 5.4 percent greater than revenue of $49.9 million for the third quarter 1999. Volumes for the third quarter of 2000 were 1,051,600 barrels per day, 15,700 barrels per day or 1.5 percent greater than volumes of 1,035,900 barrels per day for the third quarter 1999. Average transportation revenue was 50.9 cents per barrel during the third quarter 2000 as compared to 50.4 cents per barrel during the third quarter 1999. Gasoline volumes were 3.5 percent lower during the third quarter 2000 than in the third quarter 1999. In the East, the largest declines were in deliveries to the upstate New York and Pittsburgh, Pennsylvania areas. Demand was up slightly in the Midwest partially offsetting declines in the East. Distillate volumes during the third quarter 2000 increased by 16.8 percent from third quarter 1999 levels. In the East, the largest increase in deliveries was to the upstate New York area where distillate volumes had been below 1999 levels in previous quarters. In the Midwest, revenue for the third quarter 2000 was approximately $1.0 million greater than the third quarter 1999. Demand was strong throughout most areas with the most significant increases occurring in the Indianapolis, Indiana area due to a new connection and at Bay City, Michigan where volumes have been strong since the closure of a regional refinery in Alma, Michigan. Turbine fuel volumes were 2.3 percent greater during the third quarter 2000 than the third quarter 1999. Demand was up at most airports with the largest increase occurring at Pittsburgh airport.


Costs and expenses for the third quarter 2000 were $30.5 million compared to $27.9 million for the third quarter 1999. The operating expenses increase of $2.6 million is primarily related to an increase in the costs associated with additional contract services provided by BGC, additional outside services and an increase in depreciation expense. These cost increases were partially offset by declines in rental, payroll benefit and casualty loss expense.

Other expenses totaled $7.6 million during the third quarter 2000 as compared to $6.3 million during the third quarter 1999. Interest expense increased due to additional borrowings incurred in 2000. In addition, incentive compensation payments to the General Partner increased during the third quarter 2000 as compared to the third quarter 1999 due to an increase in the level of cash distributions paid to limited partners.

Discontinued Operations

Refining revenue included in discontinued operations for third quarter 2000 was $66.7 million compared to $36.3 million for the third quarter 1999. BRC's revenue during the third quarters of 2000 and 1999 was derived from the sale of 72 million and 60 million gallons of refined petroleum products, respectively. During the third quarter 2000, revenue from the sale of gasoline was $31.3 million while revenue from the sale of distillate products was $35.4 million. During the third quarter 1999, revenue from the sale of gasoline was $18.8 million while revenue from the sale of distillate products was $17.5 million. In November 1999, BRC entered into a contract with a major integrated oil company to sell all the refined petroleum products produced at its Indianola, Pennsylvania facility to such company. Total revenue under the contract for the third quarter 2000 was approximately $42.7 million.

Operating expenses of discontinued operations were $63.3 million for the third quarter 2000 compared to $35.4 million for the third quarter 1999. The increase is attributable to an increase in the cost of goods sold of $28.2 million dollars due primarily to higher costs of transmix.

First Nine Months

Revenue from the transportation of refined petroleum products for the first nine months of 2000 was $152.5 million or 2.8 percent greater than revenue of $148.3 million for the first nine months of 1999. Revenue of $5.3 million under Buckeye Gulf Coast Pipe Lines, LLC ("BGC") operating contracts was $2.8 million higher in 2000 due to additional contract services provided by BGC, as well as the fact that BGC did not begin operations until March 31, 1999. Volumes for the first nine months of 2000 were 1,045,700 barrels per day, 1,200 barrels per day or 0.1 percent less than volumes of 1,046,900 barrels per day for the first nine months of 1999. Gasoline volumes were 1.6 percent less during the first nine months of 2000 than the first nine months of 1999. In the East, volumes declined in most markets as high prices dampened demand and encouraged reduced inventories. In the Midwest, revenue grew despite flat volumes as increased revenue under longer-haul moves more than offset declines in shorter-haul movements. Distillate volumes were 2.6 percent greater during the first nine months of 2000 than the first nine months of 1999. In the East, deliveries declined as normal summer restocking was deferred due to high product prices and market volatility. The Midwest gained on increased deliveries to Bay City, Michigan and new business in the Indianapolis, Indiana area resulting from a new connection. Turbine fuel volumes increased by 2.1 percent during the first nine months of 2000 as compared to the first nine months of 1999. Increased demand at Detroit Airport and J.F.K. Airport was the primary reason for the increase.

Costs and expenses for the first nine months of 2000 were $89.0 million including $4.8 million in expenses related to BGC's operations. Costs and expenses for the first nine months of 1999 were $76.7 million including $2.1 million in expenses related to BGC's operations. Excluding the expenses of BGC, costs and expenses of $84.2 million for the first nine months of 2000 were $9.6 million above costs and expenses incurred during the first nine months of 1999. During the first nine months of 1999, the Partnership settled a real property tax dispute with the City and State of New York, which resulted in a one-time expense reduction of $11.0 million in 1999. Expenses related to casualty losses and payroll benefits were lower during the first nine months of 2000 compared to 1999.

Other expenses totaled $20.8 million during the first nine months of 2000 as compared to $18.4 million during the first nine months of 1999. Interest expense increased due to additional borrowings in 2000 and due to borrowings incurred in March 1999 to finance acquisitions that were outstanding for the full first nine months of 2000. In addition, incentive compensation payments to the General Partner increased during the first nine months of 2000 as compared to the first nine months of 1999 due to an increase in the level of cash distributions paid to limited partners.

Discontinued Operations

Refining revenue included in discontinued operations for the first nine months of 2000 was $158.3 million compared to $69.2 million for the period March 4, 1999 (date of acquisition) through September 30, 1999. BRC's revenue for the first nine months of 2000 and from the date of acquisition through September 30, 1999 was derived from the sale of 183 million and 130 million gallons of refined petroleum products, respectively. During the first nine months of 2000, revenue from the sale of gasoline was $72 million while revenue from the sale of distillate products was $86.2 million. During the partial period in 1999, revenue from the sale of gasoline was $35.0 million while revenue from the sale of distillate products was $34.2 million. In November 1999, BRC entered into a contract with a major integrated oil company to sell all the refined product produced at its Indianola, Pennsylvania facility to such company. Total revenue under the contract for the first nine months of 2000 was approximately $98 million.

Operating expenses of discontinued operations were $153.2 million for the first nine months of 2000 compared to $65.9 million for the partial period in 1999. The increase is attributable to a full year's operations of BRC and an increase in the cost of goods sold due primarily to higher costs of transmix.

Competition and Other Business Conditions

The Partnership's refining segment, reported as discontinued operations, is subject to competition from other refiners and marketers of refined petroleum products and is subject to market price risks representing the difference between the purchase cost of transmix and the market price of refined petroleum products at the time of resale. In order to reduce the level of market price risk the General Partner had adopted a policy of hedging a substantial portion of BRC's exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil. Just prior to the sale of BRC on October 25, 2000, the Partnership liquidated its futures contracts with respect to BRC's inventory.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 2000 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                   As of
                                          -----------------------
                                          9/30/00        12/31/99
                                          -------        --------
Current ratio                             1.6 to 1       1.3 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                      0.9 to 1       0.7 to 1
Working  capital  - in thousands          $21,460        $13,149
Ratio of total debt to total capital      .49 to 1       .45 to 1
Book value (per Unit)                     $11.71         $11.72

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") which expires on December 16, 2003. At September 30, 2000 there was $69.0 million borrowed under the Credit Agreement.

Cash Provided by Operations

For the nine months ended September 30, 2000, cash provided by operations of $42.2 million was derived principally from $56.3 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $14.5 million. Increases in trade receivables are related to BRC's operations. Accrued and other current liabilities declined primarily as a result of payments to the general partner for its services. Changes in non-current assets and liabilities resulted in a net cash source of $0.3 million. Cash provided by operations was used to pay distributions to Unitholders of $48.7 million.

Debt Obligation and Credit Facilities

At September 30, 2000, the Partnership had $309.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $69.0 million of borrowings under the Credit Facility.

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

At September 30,  2000,  the ratio of total  debt  to  total  capital  was  49 percent. For purposes of the calculation of this ratio, total capital consists of long-term debt, minority interests in subsidiaries and partners' capital.

Capital Expenditures

At September 30, 2000, approximately 82 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 2000 totaled $29.1 million and were $11.5 million greater than capital expenditures for the nine months ended September 30, 1999. Of the $29.1 million in capital expenditures, $28.4 million was related to the transportation segment and $0.7 million was related to the refining segment. The Partnership continues to make capital expenditures in connection with the automation of its pipeline facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 2000, exclusive of acquisitions, amount to $39.3 million.

In March 2000, the Partnership purchased a petroleum products terminal from BP Amoco at a cost of $3.0 million. The terminal is located in Taylor, Michigan, near the Detroit airport, and has a capacity of approximately 280,000 barrels of petroleum product. In June 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC at a total cost of $19.3 million. The terminals are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The terminals have an aggregate capacity of approximately 2.0 million barrels of petroleum product. The Partnership is currently expanding its pipeline from East Chicago, Indiana to Lima, Ohio. This capacity expansion will enable the Partnership to transport additional petroleum products anticipated to be shipped in connection with a major pipeline project under construction by a third party. Of the $6.0 million total estimated cost of this expansion, $4.4 million was spent during the first nine months of 2000.

In addition, the Partnership continues to make capital expenditures for, among other things, various improvements that facilitate increased pipeline volumes, facility automation, renewal and replacement of several tank roofs, upgrades to field instrumentation and cathodic protection systems and the installation and replacement of mainline pipe and valves. The Partnership has also constructed additional office space that will replace currently leased facilities.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives thereby reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The Partnership will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Management has not completed its evaluation of the effect of SFAS 133 and 138 on the Partnership's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. In addition, this Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS 140 to have a significant effect on the Partnership.

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

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. As of September 30, 2000, a 1 percent increase or decrease in the applicable rate under the Credit Agreement will result in an interest expense fluctuation of approximately $0.7 million.

Market Risk -  Trading Instruments

The Partnership hedged a substantial portion of its exposure to inventory price fluctuations related to its BRC business with commodity futures contracts for the sale of gasoline and fuel oil. At September 30, 2000 the Partnership had hedged approximately 54 percent of BRC's inventory and held commodity futures contracts for the sale of 4.6 million gallons of fuel oil and for the sale of 2.1 million gallons of gasoline. A $0.01 per gallon decrease in the market price of fuel oil would result in a gain of approximately $46,000 in the futures contracts. A $0.01 per gallon increase in the market price of fuel oil would result in a loss of approximately $46,000 in the futures contracts. A $0.01 per gallon increase in the market price of gasoline would result in a loss of approximately $21,000 in the futures contracts. A $0.01 per gallon decrease in the market price of gasoline would result in a gain of approximately $21,000 in the futures contracts. These futures contracts were terminated prior to October 25, 2000 in anticipation of the sale of BRC.

                   Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

    27 Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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



Dated:  October 31, 2000      By: /s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)