Form 10-K
period 2000-12-31
BUCKEYE PARTNERS L P
filed 2001-03-28
CIK 805022

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)
             /X/ Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

      Registrant's telephone number, including area code: (484) 232-4000


Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange on
Title of each class                                                  which registered
-------------------------------------------------------------   -------------------------
LP Units representing limited partnership interests .........    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At March 11, 2001, the aggregate market value of the registrant's LP Units held by non-affiliates was $831 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

     LP Units outstanding as of March 11, 2001: 26,854,006

================================================================================

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                       -----
PART I
Item 1.     Business ................................................................    2
Item 2.     Properties ..............................................................   12
Item 3.     Legal Proceedings .......................................................   12
Item 4.     Submission of Matters to a Vote of Security Holders .....................   13

PART II
Item 5.     Market for the Registrant's LP Units and Related Unitholder Matters......   14
Item 6.     Selected Financial Data .................................................   15
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..................................................   16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ..............   22
Item 8.     Financial Statements and Supplementary Data .............................   24
Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ...................................................   49

PART III
Item 10.    Directors and Executive Officers of the Registrant ......................   49
Item 11.    Executive Compensation ..................................................   51
Item 12.    Security Ownership of Certain Beneficial Owners and Management ..........   53
Item 13.    Certain Relationships and Related Transactions ..........................   53

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........   56

                                    PART I

Item 1. Business

Introduction

     Buckeye Partners, L.P. (the "Partnership"), the Registrant, is a limited partnership organized in 1986 under the laws of the state of Delaware.

     The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). (Each of Buckeye, Laurel, Everglades and BTT is referred to individually as an "Operating Partnership" and collectively as the "Operating Partnerships"). The Partnership owns approximately a 99 percent interest in each of the Operating Partnerships. BTT owns a 100 percent interest in each of Buckeye Terminals, LLC ("BT") and Buckeye Gulf Coast Pipe Lines, LLC ("BGC") and also owns a 75 percent interest in WesPac Pipelines-Reno Ltd. ("WesPac") and related WesPac entities. The Partnership also owns a 99 percent interest in Buckeye Telecom, L.P. ("Telecom").

     Buckeye Pipe Line Company (the "General Partner") serves as the general partner to the Partnership. As of December 31, 2000, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an effective 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company ("BMC"). BMC is a wholly-owned subsidiary of Glenmoor, Ltd ("Glenmoor"). Glenmoor is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain other management employees of Buckeye Pipe Line Services Company ("Services Company").

     Services Company employs all of the employees that work for the Operating Partnerships. Services Company entered into a Services Agreement with BMC and the General Partner in August 1997 to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, which in turn are reimbursed by the Partnership, except for certain executive compensation costs.

     Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,970 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined petroleum products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT, through facilities it owns in Taylor, Michigan, provides bulk storage service with an aggregate capacity of 256,000 barrels of refined petroleum products. BT, with facilities located in New York and Pennsylvania, provides bulk storage services with an aggregate capacity of 1,346,000 barrels of refined petroleum products. BGC is a contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC also provides engineering and construction management services to major chemical companies in the Gulf Coast area. WesPac provides transportation services to the Reno/Tahoe International airport through a 2.5-mile pipeline. Telecom owns the shares that the Partnership received from Aerie Networks, Inc. ("Aerie") in exchange for providing Aerie with the right to build a large capacity broadband fiber optics network over 1,000 miles of the Partnership's right-of-way.

     In March 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG"). The Partnership operated the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). BRC was sold to Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") on October 25, 2000. BRC processed transmix at its Indianola, Pennsylvania and

Hartford, Illinois refineries. Transmix represents refined petroleum products, primarily fuel oil and gasoline that becomes commingled during normal pipeline operations. The refining process produced separate quantities of fuel oil, kerosene and gasoline that BRC then marketed at the wholesale level.

     In March 1999, the Partnership acquired pipeline operating contracts and a 16-mile pipeline from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull"). The Partnership operates the assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC. BGC is an owner and contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC also leases the 16-mile pipeline to a chemical company.

     In June 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC. The terminals acquired had an aggregate capacity of approximately 1.8 million barrels and are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The Partnership operates the assets acquired from Agway under the name of Buckeye Terminals, LLC.

     In 1999, the Partnership had two segments, the refined products transportation segment and the refining segment. Prior to 1999 the Partnership had only one segment, namely, the refined products transportation segment. The refining segment was disposed of in October 2000. The refining segment's results of operations are now being reported as discontinued operations in 1999 and 2000. Consequently, the Partnership has only the refined products transportation segment remaining.

     The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 2000, refined petroleum products transportation accounted for substantially all of the Partnership's consolidated revenues and consolidated operating income.

     The Partnership transported an average of approximately 1,061,500 barrels per day of refined products in 2000. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

       Volume and Percentage of Refined Petroleum Products Transported (1)

                   Volume and Percentage of Refined Petroleum

                                                           Year ended December 31,
                                   -----------------------------------------------------------------------
                                            2000                     1999                    1998
                                   ----------------------   ----------------------   ---------------------
                                     Volume      Percent      Volume      Percent      Volume      Percent
                                   ----------   ---------   ----------   ---------   ----------   --------
Gasoline .......................     526.7          50        531.9          50        518.8          50
Jet Fuels ......................     270.9          26        265.9          25        257.2          25
Middle Distillates (2) .........     248.6          23        240.2          23        230.3          23
Other Products .................      15.3           1         18.1           2         24.9           2
                                   -------          --      -------          --      -------          --
Total ..........................   1,061.5         100      1,056.1         100      1,031.2         100
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

 Pennsylvania--New York--New Jersey

     Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 1,004 miles of pipeline. Refined petroleum products are received at Linden, New

Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west, through a connection with Laurel, to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through one line to Newark International Airport and through two additional lines to J. F. Kennedy International and LaGuardia airports and to commercial bulk terminals at Long Island City and Inwood, New York. These pipelines supply J. F. Kennedy, LaGuardia and Newark airports with substantially all of each airport's jet fuel requirements.

     Laurel transports refined petroleum products through a 345-mile pipeline extending westward from five refineries in the Philadelphia area to Pittsburgh, Pennsylvania.

 Indiana--Ohio--Michigan--Illinois

     Buckeye transports refined petroleum products through 1,854 miles of pipeline (of which 246 miles are jointly owned with other pipeline companies) in southern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio, through Toledo, Ohio to Detroit, Michigan. Products are received at East Chicago, Indiana, Robinson, Illinois and at the refinery and other pipeline connection points near Detroit, Toledo and Lima. Major market areas served include Huntington/Fort Wayne, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

 Other Refined Products Pipelines

     Buckeye serves Connecticut and Massachusetts through 112 miles of pipeline that carry refined products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

     Everglades carries primarily jet fuel on a 37-mile pipeline from Port Everglades, Florida to Hollywood-Ft. Lauderdale International Airport and Miami International Airport. Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

Other Business Activities

     BTT provides bulk storage services through facilities located in Taylor, Michigan that have the capacity to store an aggregate of approximately 256,000 barrels of refined petroleum products.

     BGC is a contract operator of pipelines owned by major chemical companies in the state of Texas. BGC currently has six contracts in place, each with different chemical companies. BGC also owns a 16-mile pipeline located in the state of Texas that it leases to a third-party chemical company. BGC also provides engineering and construction management services to major chemical companies in the Gulf Coast area.

     BT, with facilities located in New York and Pennsylvania, provides bulk storage services that have the capacity to store an aggregate of approximately 1,402,000 barrels of refined petroleum products.

     WesPac Pipelines-Reno Ltd., a joint venture between BTT and Kealine Partners, completed a 2.5-mile pipeline in November 1999 serving the Reno/Tahoe International Airport. BTT has a 75 percent interest in the joint venture.

Competition and Other Business Considerations

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

     In 2000, the transportation business had approximately 90 customers, most of which were either major integrated oil companies or large refined product marketing companies. The largest two customers accounted for 8.0 percent and
7.4 percent, respectively, of transportation revenues, while the 20 largest customers accounted for 66.7 percent of consolidated transportation revenues.

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

     Neither the Partnership nor any of the Operating Partnerships, other than BTT's subsidiaries, have any employees. The Operating Partnerships' transportation segment operations are managed and operated by employees of Services Company and BGC. In addition, Glenmoor provides certain management services to BMC, the General Partner and Services Company. At December 31, 2000, Services Company had a total of 492 full-time employees, 12 of whom were represented by two labor unions. At December 31, 2000, BGC had a total of 51 full-time, non-union employees and BT had a total of 14 full-time, non-union employees. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

Capital Expenditures

     The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 2000, total capital expenditures related to the transportation business were $40.3 million. Projected capital expenditures for the transportation business in 2001 amount to approximately $27.7 million and are expected to be funded from cash generated by operations and Buckeye's existing credit facility. Planned capital expenditures in 2001 include, among other things, various improvements that facilitate increased pipeline volumes, facility automation, renewal and replacement of several tank roofs, upgrades to field instrumentation and cathodic protection systems and installation and replacement of mainline pipe and valves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Expenditures."

Regulation

  General

     Buckeye is an interstate common carrier subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and non-discriminatory. FERC regulation also enforces common carrier obligations and specifies a uniform system of accounts. In addition, Buckeye and the other Operating Partnerships are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

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

     The Buckeye program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations. The FERC has decided to continue the generic oil pipeline regulations with no material changes and Buckeye has received no notice from FERC that it intends to modify or discontinue Buckeye's program. The General Partner cannot predict the impact, if any, that a change to Buckeye's rate program would have on Buckeye's operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

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

     In 1986, certain predecessor companies acquired by the Partnership, namely Buckeye Pipe Line Company and its subsidiaries ("Pipe Line") entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") relating to all six of Pipe Line's facilities in New Jersey. The ACO permitted the 1986 acquisition of Pipe Line to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental conditions at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun and have been completed at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership and the costs of compliance have been and will continue to be paid by American Financial Group, Inc. ("American Financial"). Through December 2000, Buckeye's costs of approximately $2,546,000 have been paid by American Financial.

Safety Matters

     The Operating Partnerships are subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of their pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

     The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. The General Partner has initiated drug and alcohol testing programs to comply with the regulations promulgated by the Office of Pipeline Safety and DOT.

     HLPSA requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in environmentally sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. In this connection, effective in August 1999, the DOT issued its Operator Qualification Rule, which requires a written program by April 27, 2001 for ensuring operators are qualified to perform tasks covered by the pipeline safety rules (49CFR195). All persons performing covered tasks must have been qualified under the program by October 28, 2002. The General Partner has identified the tasks that must be performed to comply with this rule and will have its written plan in place as required. In addition, on December 1, 2000, DOT published notice of final rulemaking for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline). This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. The effective date of the rule has been delayed to May 28, 2001 by Executive Order of the Bush Administration. Under the rule, pipeline operators will be required to identify line segments which could impact high consequence areas by December 31, 2001, develop "Baseline Assessment Plans" for evaluating the integrity of each pipeline segment by March 31, 2002 and complete an assessment of the highest risk 50 percent of line segments by September 30, 2004, with full assessment of the remaining 50 percent by March 31, 2008. Pipeline operators will thereafter be required to re-assess each affected segment in five-year intervals. The General Partner believes that the Operating Partnerships' operations comply in all material respects with HLPSA. However, the industry, including the Partnership, could be required to incur substantial additional maintenance capital expenditures and will incur increased operating costs based on these and other regulations that could be issued by DOT pursuant to HLPSA. It is not possible to estimate the impact that these requirements will have, if any, on the Partnership's results of operations or financial position.

     The Operating Partnerships are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The General Partner believes that the Operating Partnerships' operations comply in all material respects with OSHA requirements, including general industry standards, record keeping, hazard communication requirements and monitoring of occupational exposure to benzene and other regulated substances.

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

 State Tax Treatment

     During 2000, the Partnership owned property or conducted business in the states of Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts, Florida, Texas, Nevada and California. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

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

Item 2. Properties

     As of December 31, 2000, the principal facilities of the Partnership included 3,370 miles of 6-inch to 24-inch diameter pipeline, 35 pumping stations, 83 delivery points and various sized tanks having an aggregate capacity of approximately 11.4 million barrels. The Operating Partnerships and their subsidiaries own substantially all of their facilities.

     In general, the Operating Partnerships' and their subsidiaries' pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Partnerships' and their subsidiaries rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. Certain portions of Buckeye's pipeline in Connecticut and Massachusetts are subject to security interests in favor of the owners of the right-of-way to secure future lease payments. The Operating Partnerships and their subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and the General Partner has no reason to expect any such revocation or lapse in the foreseeable future. Most pumping stations and terminal facilities are located on land owned by the Operating Partnerships or their subsidiaries.

     The General Partner believes that the Operating Partnerships and their subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and franchises from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Partnerships' and their subsidiaries title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by the General Partner to interfere materially with the conduct of the Operating Partnerships' or their subsidiaries' businesses.

Item 3. Legal Proceedings

     The Partnership, in the ordinary course of business, is involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or annual results of operations.

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

     In October 1999, the parties reached a settlement agreement. The defendants agreed to pay the state of Michigan $1.1 million for past costs incurred in connection with site activities, and to conduct certain investigation and remediation activities in the future. The Partnership's share of the settlement payment will be less than $0.4 million.

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


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market for the Registrant's LP Units and Related Unitholder Matters

     The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. In January 1998, the General Partner approved a two-for-one unit split that became effective February 13, 1998. All unit and per unit information contained in this filing, unless otherwise noted, has been adjusted for the two for one split. The high and low sales prices of the LP Units in 2000 and 1999, as reported on the New York Stock Exchange Composite Tape, were as follows:

                              2000                          1999
                   ---------------------------   ---------------------------
Quarter                High            Low           High            Low
----------------   ------------   ------------   ------------   ------------
First ..........     28.0000        25.0000        29.2500        25.7500
Second .........     27.8125        25.0625        29.3750        25.2500
Third ..........     28.8750        26.4375        29.5000        26.5000
Fourth .........     31.8750        27.6250        28.3750        25.0000

     During the months of December 2000 and January 2001, the Partnership gathered tax information from its known LP Unitholders and from brokers/nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 18,000.

     Cash distributions paid during 1999 and 2000 were as follows:

                                                                   Amount
Record Date                                 Payment Date          Per Unit
-----------                                 ------------          --------
February 16, 1999 ........................  February 26, 1999      $ 0.525
May 5, 1999 ..............................  May 28, 1999           $ 0.550
August 4, 1999 ...........................  August 31, 1999        $ 0.550
November 1, 1999 .........................  November 30, 1999      $ 0.550

February 4, 2000 .........................  February 29, 2000      $ 0.600
May 4, 2000 ..............................  May 31, 2000           $ 0.600
August 4, 2000 ...........................  August 31, 2000        $ 0.600
November 6, 2000 .........................  November 30, 2000      $ 0.600

     In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

     On January 23, 2001, the Partnership announced a quarterly distribution of $0.60 per LP Unit payable on February 28, 2001 to Unitholders of record on February 6, 2001.

Item 6. Selected Financial Data

     The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                         Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                     2000           1999           1998           1997           1996
                                                -------------  -------------  -------------  -------------  -------------
                                                                 (In thousands, except per unit amounts)
Income Statement Data:
   Transportation revenue(1) .................    $ 208,632      $ 200,828      $ 184,477      $ 184,981      $ 182,955
   Depreciation and amortization(2) ..........       17,906         16,908         16,432         13,177         11,333
   Operating income (3)(4) ...................       91,475         95,936         74,358         72,075         68,784
   Interest and debt expense (5) (6) (7) .....       18,690         16,854         15,886         21,187         21,854
   Income from continuing operations
     before extraordinary loss and discon-
     tinued operations .......................       64,467         71,101         52,007         48,807         49,337
   Net income ................................       96,331         76,283         52,007          6,383         49,337
   Income per unit from continuing opera-
     tions before extraordinary loss and
     discontinued operations .................         2.38           2.63           1.93           1.92           2.03
   Net income per unit .......................         3.56           2.82           1.93           0.25           2.03
   Distributions per unit ....................         2.40           2.18           2.10           1.72           1.50


                                                                 December 31,
                                        ---------------------------------------------------------------
                                            2000         1999         1998         1997         1996
                                        -----------  -----------  -----------  -----------  -----------
                                                                (In thousands)
Balance Sheet Data:
   Total assets ......................   $712,812     $661,078     $618,099     $615,062     $567,837
   Long-term debt (4) ................    283,000      266,000      240,000      240,000      202,100
   General Partner's capital .........      2,831        2,548        2,390        2,432        2,760
   Limited Partners' capital .........    346,551      314,441      296,095      300,346      273,219


(1) Transportation revenue includes BGC revenue of $7,696,000 for 2000 and $3,715,000 for the period March 31, 1999 through December 31, 1999.

(2) Depreciation and amortization includes $4,698,000 in each of 1998 through 2000 and $1,806,000 in 1997 for amortization of a deferred charge related to the issuance of LP Units, with a market value of $64,200,000, in connection with a restructuring of the ESOP that occurred in 1997.

(3) Operating income for 2000 includes BGC operating income of $1,194,000 for 2000 and $488,000 for the period March 4, 1999 through December 31, 1999.

(4) Operating income for 1999 includes a one-time property tax expense reduction of $11.0 million following the settlement of a real property tax dispute with the City and State of New York.

(5) In December 1997 Buckeye issued $240,000,000 of Senior Notes bearing interest ranging from 6.39 percent to 6.98 percent. Concurrently with the issuance of the Senior Notes, Buckeye extinguished $202,100,000 of First Mortgage Notes bearing interest ranging from 7.11 percent to 11.18 percent.

(6) In February, May, June and August 2000, Buckeye borrowed an additional $46,000,000 under its Credit Agreement. Borrowings under the Credit Agreement bear interest at the bank's base rate or at a rate based on the London interbank rate. In March and October 2000, Buckeye repaid $3,000,000 and $26,000,000 million, respectively, under the Credit Agreement.

(7) In February and March 1999, Buckeye borrowed a total of $26,000,000 under its Credit Agreement. Borrowings under the Credit Agreement bear interest at the bank's base rate or at a rate based on the London interbank rate.

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

Results of Operations

     Through its Operating Partnerships and their subsidiaries, the Partnership is principally engaged in the pipeline transportation of refined petroleum products and, prior to October 25, 2000, the refining of transmix. Products transported via pipeline include gasoline, jet fuel, diesel fuel, heating oil and kerosene. The Partnership's revenues derived from the transportation of refined petroleum products are principally a function of the volumes of refined petroleum products transported by the Partnership, which are in turn a function of the demand for refined petroleum products in the regions served by the Partnership's pipelines, and the tariffs or transportation fees charged for such transportation. The Partnership's revenues included in discontinued operations, that were derived from the refining of transmix, were principally a function of the wholesale market price of the refined products produced and the number of barrels of refined products sold. Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation. See "Business-- Competition and Other Business Considerations."

 2000 Compared With 1999

     Revenue from the transportation of refined petroleum products for the year ended December 31, 2000 was $208.6 million, $7.8 million or 3.9 percent greater than revenue of $200.8 million in 1999. Volumes delivered during 2000 averaged 1,061,500 barrels per day, 5,400 barrels per day or 0.5 percent greater than volume of 1,056,100 barrels per day delivered in 1999. Revenue from the transportation of gasoline decreased by $0.1 million, or 0.1 percent, from 1999 levels. In the East, higher gasoline prices dampened demand and discouraged inventory restocking. In the Midwest, revenue grew despite flat volumes as increased revenue under longer-haul moves more than offset declines in shorter haul movements. Revenue from the transportation of distillate volumes increased by $1.8 million, or 3.6 percent, over 1999 levels. The revenue increase is primarily related to distillate volume increases of 8,400 barrels per day, or
3.5 percent more than 1999 volumes. In the East, volumes were relatively flat throughout most market areas. In the Midwest, distillate revenues were up primarily on increased deliveries to Bay City, Michigan and new business in the Indianapolis, Indiana area. Distillate deliveries to Long Island market areas were up approximately 21 percent, or 3,400 barrels per day, over 1999 levels. Revenue from the transportation of jet fuel volumes increased by $1.2 million, or 3.2 percent, over 1999 levels. Increased demand at Detroit Airport and modest increases to New York airports were the primary reasons for the increase. In addition, WesPac's jet fuel transportation revenue increased by $0.3 million as a result of a full year of operations in 2000 compared to two months in 1999. Revenue from BGC's operations, which began in March 1999, was up $4.0 million as a result of a full year of operations and the impact of entering into an expanded operating agreement with a major petrochemical company. Revenue from BT's operations, which began in June 2000, added $1.9 million to revenue for the year.

     Costs and expenses for 2000 were $117.2 million compared to costs and expenses of $104.9 for 1999. During 1999, the Partnership settled a real property tax dispute with the City and State of New York that resulted in a one-time property tax expense reduction of $11.0 million. BGC's costs and expenses increased $3.3 million over 1999 as result of a full year of operations and additional contract services provided. BT's cost and expenses amounted to $1.4 million for its six months of operations in 2000. Excluding BGC's and BT's expenses, payroll and payroll benefit costs declined during the year and were partially offset by an increase in the use of outside services. Casualty loss expenses were also less in 2000 than in 1999.

     Other expenses for 2000 were $27.0 million compared to $24.8 million in 1999. Interest expense increased due to additional borrowings used to finance acquisitions. In addition, incentive compensation payments to the General Partner that are based on the level of Partnership distributions were approximately $2.5 million greater during 2000 than 1999 due to an increase in the level of cash distributions paid to limited partners. These increases were partially offset by a $1.6 million gain on the sale of property.

 Discontinued Operations

     In 2000, net income of $5.7 million from the discontinued operations of BRC resulted from revenues of $172.5 million offset by costs and expenses of $166.8 million. In 1999, net income of $5.2 million from the discontinued operations of BRC resulted from revenues of $107.5 million offset by costs and expenses of $102.3 million. BRC was sold to Kinder Morgan Energy Partners, L.P. for an aggregate sale price of $45.7 million on October 25, 2000. The sale resulted in a gain of $26.2 million (see Item 8, "Financial Statements and Supplementary Data").

 1999 Compared With 1998

     Revenue from the transportation of refined petroleum products for the year ended December 31, 1999 was $200.8 million, $16.3 million or 8.8 percent greater than revenue of $184.5 million in 1998. Volumes delivered during 1999 averaged 1,056,100 barrels per day, 24,900 barrels per day or 2.4 percent greater than volume of 1,031,200 barrels per day delivered in 1998. Revenue from the transportation of gasoline increased by $4.7 million, or 4.8 percent, over 1998 levels. The revenue increase is primarily related to gasoline volume increases of 13,100 barrels per day, or 2.5 percent more than 1998 volumes. Deliveries to the upstate New York area, which are longer haul and at higher tariff rates, were the primary cause of the increased gasoline revenue and volumes. Demand in the Pittsburgh, Pennsylvania, Toledo, Ohio and Inwood, New York areas also increased over 1998 levels. Offsetting these increases were declines in volume to eastern and central Ohio locations. Revenue from the transportation of distillate volumes increased by $4.3 million, or 9.1 percent, over 1998 levels. The revenue increase is primarily related to distillate volume increases of 9,900 barrels per day, or 4.3 percent more than 1998 volumes. In the East, volumes were higher throughout most market areas as degree days were 17 percent higher during the first quarter of 1999 than the first quarter of 1998. In the Midwest, distillate revenues were up slightly despite declines in volumes due to the expiration of an incentive tariff early in the year. The Long Island, Connecticut and Massachusetts markets experienced modest growth in distillate revenues and volumes during 1999. Revenue from the transportation of jet fuel volumes increased by $1.3 million, or 3.8 percent, over 1998 levels. The revenue increase is primarily related to jet fuel volume increases of 8,700 barrels per day, which were 3.4 percent greater than 1998 volumes. These increases are related to increased demand at Pittsburgh, Pennsylvania, J.F. Kennedy, New York and Newark, New Jersey airports in the East and at Detroit, Michigan airport in the Midwest. In addition, new jet fuel business at Huntington, Indiana added to the favorable variance. Revenue from the transportation of LPG volumes and other petroleum products declined by $0.6 million, or 15.9 percent, from 1998 levels with most of the decline occurring at Toledo, Ohio. Transportation revenue from BGC's operations beginning March 31, 1999 (date of acquisition) through December 31, 1999 amounted to $3.7 million.

     Costs and expenses for 1999 were $104.9 million, $5.2 million or 4.7 percent less than costs and expenses of $110.1 million for 1998. Costs and expenses in 1999 include $3.2 million related to BGC's operations. Excluding the expenses of BGC, operating expenses were $101.7 million, $8.4 million or
7.6 percent below costs and expenses of $110.1 million incurred during 1998.

During 1999, the Partnership settled a real property tax dispute with the City and State of New York that resulted in a one-time property tax expense reduction of $11.0 million. Payroll costs also declined as severance related provisions and costs associated with the realignment of senior management occurring in 1998 did not recur in 1999. Outside service costs and maintenance material expense also declined in 1999. Offsetting these decreases were increases in provisions for environmental costs and increased power costs associated with the higher level of volumes delivered.

     Other expenses for 1999 were $24.8 million compared to $22.4 million in 1998. Interest expense increased due to additional borrowings used to finance acquisitions. In addition, incentive compensation payments to the General Partner that are based on the level of Partnership distributions were approximately $0.8 million greater during 1999 than 1998.


 Tariff Changes

     Effective July 1, 2000, certain of the Operating Partnerships implemented tariff increases that were expected to generate approximately $2.0 million in additional revenue per year. Effective January 1, 1998, certain of the Operating Partnerships implemented tariff increases that were expected to generate approximately $2.5 million in additional revenue per year. The Operating Partnerships did not file any general tariff rate increases that became effective during 1999.


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


Liquidity and Capital Resources

     The Partnership's financial condition at December 31, 2000, 1999 and 1998 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                                     As of December 31,
                                                        --------------------------------------------
                                                             2000            1999           1998
                                                        -------------   -------------   ------------
Current ratio .......................................     2.0 to 1        1.4 to 1        0.8 to 1
Ratio of cash, cash equivalents and trade receivables
  to current liabilities ............................     1.5 to 1        0.8 to 1        0.5 to 1
Working capital (deficit) (in thousands) ............     $28,749         $13,149         ($ 6,266)
Ratio of total debt to total capital ................     .45 to 1        .45 to 1        .44 to 1
Book value (per Unit) ...............................     $ 12.91         $ 11.72          $ 11.06

 Cash Provided by Operations

     During 2000, net cash provided by continuing operations of $74.4 million was derived principally from $82.4 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $8.4 million resulting primarily from increases in trade receivables and increases in prepaid and other current assets related to anticipated insurance recoveries of funds previously expended for casualty losses. Changes in non-current assets and liabilities resulted in a net cash source of $1.2 million. During the year the Partnership borrowed $46.0 million under a line of credit from commercial banks (the "Credit Agreement") which was used to finance, in part, capital expenditures of $40.3 million and acquisitions of $20.7 million. Capital expenditures increased by $13.6 million over 1999 and acquisitions increased by $1.2 million over 1999. Distributions paid to Unitholders in 2000 amounted to $65.0 million, an increase of $6.2 million over 1999. Proceeds of $45.7 million from the sale of BRC were used to repay $26.0 million of debt under its Credit Agreement and for working capital purposes. An additional $3.0 million of debt was repaid in March 2000.

     During 1999, net cash provided by continuing operations of $84.6 million was derived principally from $88.0 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $2.6 million. During the year the Partnership borrowed $26.0 million under its Credit Agreement which was used to finance acquisitions of $19.5 million and for working capital purposes. Changes in non-current assets and liabilities resulted in a net cash use of $1.8 million. Distributions paid to Unitholders in 1999 amounted to $58.8 million, an increase of $2.1 million over 1998, and capital expenditures were $26.7 million, an increase of $4.0 million over 1998.

     During 1998, cash provided by operations of $81.2 million was derived principally from $68.4 million of net income before depreciation and amortization. Depreciation and amortization increased by $3.3 million as a result of the amortization for a full year of a deferred charge associated with a restructuring of the ESOP and depreciation related to capital additions. Changes in current assets and current liabilities resulted in a net cash source of $12.3 million. The cash source from the change in current assets and liabilities resulted primarily from maturities of temporary investments, continued improvement in the collection of trade receivables, a reduction in prepaid and other current assets and an increase in current liabilities payable to the General Partner. Distributions paid to Unitholders in 1998 amounted to $56.7 million, an increase of $12.4 million over 1997, and capital expenditures were $22.8 million, an increase of $3.0 million over 1997.

 Debt Obligations and Credit Facilities

     At December 31, 2000, the Partnership had $283.0 million in outstanding long-term debt representing $240.0 million of Senior Notes (Series 1997A through 1997D) (the "Senior Notes") and $43.0 million of borrowings under the Credit Agreement.

     During December 1997, Buckeye issued the Senior Notes, which are due 2024 and accrue interest at an average annual rate of 6.94 percent. The proceeds from the issuance of the Senior Notes, plus $4.5 million of additional cash, were used to purchase and retire all of Buckeye's outstanding First Mortgage Notes (the "First Mortgage Notes"), which accrued interest at an average annual rate of 10.3 percent. In connection with the issuance of the Senior Notes, the indenture (the "Indenture") pursuant to which the First Mortgage Notes were issued was amended and restated in its entirety to eliminate the collateral requirements and to impose certain financial covenants.

     The Indenture, as amended in connection with the issuance of the Senior Notes, contains covenants that affect Buckeye, Laurel and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Indenture
(a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property that is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

     During December 1998, Buckeye established the Credit Agreement which permits borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate (LIBOR) at the option of Buckeye. The Credit Agreement expires December 16, 2003. At December 31, 2000 there were $43.0 million of borrowings outstanding under the Credit Agreement. During 2000, Buckeye borrowed $46.0 million and repaid $29.0 million under the Credit Agreement resulting in a net increase in borrowings of $17.0 million. Proceeds from the borrowings were used to finance the purchase of the Agway terminal assets for BT, for capital expenditures and for working capital purposes. At December 31, 2000, a total of $57.0 million was available for borrowing under the Credit Agreement.

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

     The ratio of total debt to total capital was 45 percent at December 31, 2000 and 1999 and 44 percent at December 31, 1998. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Capital Expenditures

     At December 31, 2000, property, plant and equipment was approximately 82 percent of total consolidated assets. This compares to 83 percent and 86 percent for the years ended December 31, 1999 and 1998, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing operations.

     Capital expenditures made by the Partnership were $40.3 million, $26.7 million and $22.8 million for 2000, 1999 and 1998, respectively. Projected capital expenditures for 2001 are approximately $27.7 million, including approximately $20.0 million of maintenance capital and $7.7 million of expansion capital, are expected to be funded from cash generated by operations and Buckeye's Credit Agreement. Planned capital expenditures include, among other things, various improvements that facilitate increased pipeline volumes, facility automation, renewal and replacement of several tank roofs, upgrades to field instrumentation and cathodic protection systems and installation and replacement of mainline pipe and valves.

 Environmental Matters

     The Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 2000, the Operating Partnerships incurred operating expenses of $1.5 million and capital expenditures of $2.3 million for environmental matters. Capital expenditures of $1.4 million for environmental related projects are planned for 2001. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

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

Employee Stock Ownership Plan

     Services Company provides an employee stock ownership plan (the "ESOP") to substantially all of its regular full-time employees, except those covered by certain labor contracts. The ESOP owns all of the outstanding common stock of Services Company. At December 31, 2000, the ESOP was directly obligated to a third-party lender for $54.8 million of 7.24 percent Notes (the "ESOP Notes"). The ESOP Notes are secured by Services Company common stock and are guaranteed by Glenmoor and certain of its affiliates. The proceeds from the issuance of the ESOP Notes were used to purchase Services Company common stock. Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Services Company stock allocated to employees receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP Notes.

     The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership's obligation to reimburse BMC for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to BMC under the existing incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, as required to cover the shortfall, if any, between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes. The Partnership will also incur ESOP-related costs for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs. Total ESOP related costs charged to earnings were $1.1 million during 2000, $1.3 million during 1999 and $1.2 million during 1998.

Accounting Statements Not Yet Adopted

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives thereby reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The Partnership will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Management completed its evaluation of the effect of SFAS 133 and 138 on the Partnership's financial statements and has determined that the adoption of SFAS 133 and 138 will not have a material impact on the financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Partnership is exposed to market risks resulting from changes in interest rates. Market risk represents the risk of loss that may impact the Partnership's results of operations, the consolidated financial position or operating cash flows. The Partnership is not exposed to any market risk due to rate changes on its Senior Notes but is exposed to market risk related to the interest rate on its Credit Agreement.

 Market Risk -- Other than Trading Instruments

     Prior to the sale of BRC, the Partnership hedged a substantial portion of its exposure to inventory price fluctuations related to its BRC business with commodity futures contracts for the sale of gasoline and fuel oil. Losses related to commodity futures contracts included in earnings from discontinued operations were $6.7 million and $4.4 million for 2000 and 1999, respectively.


 Market Risk -- Other than Trading Instruments

     The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At December 31, 2000, the Partnership had $43.0 million in outstanding debt under its Credit Agreement that was subject to market risk. A 1 percent increase or decrease in the applicable rate under the Credit Agreement will result in an interest expense fluctuation of approximately $0.4 million. As of December 31, 1999, the Partnership had $26.0 million in outstanding debt under its Credit Agreement that was subject to market risk.

Item 8. Financial Statements and Supplementary Data


                            BUCKEYE PARTNERS, L.P.

        Index to Financial Statements and Financial Statement Schedules



                                                                          Page Number
                                                                        --------------
Financial Statements and Independent Auditors' Report:
   Independent Auditors' Report .....................................         25
   Consolidated Statements of Income--For the years ended December
     31, 2000, 1999 and 1998 ........................................         26
   Consolidated Balance Sheets--December 31, 2000 and 1999 ..........         27
   Consolidated Statements of Cash Flows--For the years ended Decem-
     ber 31, 2000, 1999 and 1998 ....................................         28
   Notes to Consolidated Financial Statements .......................         29
Financial Statement Schedules and Independent Auditors' Report:
   Independent Auditors' Report .....................................         S-1
   Schedule I--Registrant's Condensed Financial Information .........         S-2


     Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

     We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
January 26, 2001

                            BUCKEYE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per unit amounts)

                                                                            Year Ended December 31,
                                                                   ------------------------------------------
                                                         Notes         2000           1999           1998
                                                      ----------   ------------   ------------   ------------
Transportation revenue ............................        2,4      $ 208,632      $ 200,828      $ 184,477
                                                                    ---------      ---------      ---------
Costs and expenses
  Operating expenses ..............................    6,17,22         87,498         74,346         79,439
  Depreciation and amortization ...................      2,8,9         17,906         16,908         16,432
  General and administrative expenses .............         17         11,753         13,638         14,248
                                                                    ---------      ---------      ---------
   Total costs and expenses .......................                   117,157        104,892        110,119
                                                                    ---------      ---------      ---------
Operating income ..................................                    91,475         95,936         74,358
                                                                    ---------      ---------      ---------
Other income (expenses)
  Investment income ...............................                       596             64            251
  Interest and debt expense .......................                   (18,690)       (16,854)       (15,886)
  Minority interests and other ....................         17         (8,914)        (8,045)        (6,716)
                                                                    ---------      ---------      ---------
   Total other income (expenses) ..................                   (27,008)       (24,835)       (22,351)
                                                                    ---------      ---------      ---------
Income from continuing operations .................                    64,467         71,101         52,007
                                                                    ---------      ---------      ---------
Earnings of discontinued operations ...............                     5,682          5,182             --
Gain on sale of discontinued operations ...........                    26,182             --             --
                                                                    ---------      ---------      ---------
Income from discontinued operations ...............                    31,864          5,182             --
                                                                    ---------      ---------      ---------
Net income ........................................                 $  96,331      $  76,283      $  52,007
                                                                    =========      =========      =========
Net income allocated to General Partner ...........         18      $     868      $     689      $     470
Net income allocated to Limited Partners ..........         18      $  95,463      $  75,594      $  51,537

Earnings per Partnership Unit
Income from continuing operations allocated to
  General and Limited Partners per Partnership
  Unit ............................................                 $    2.38      $    2.63      $    1.93
Income from discontinued operations allocated to
  General and Limited Partners per Partnership
  Unit ............................................                      1.18           0.19             --
                                                                    ---------      ---------      ---------
Earnings per Partnership Unit .....................                 $    3.56      $    2.82      $    1.93
                                                                    =========      =========      =========
Earnings Per Partnership Unit -- assuming dilution:
Income from continuing operations allocated to
  General and Limited Partners per Partnership
  Unit ............................................                 $    2.38      $    2.62      $    1.92
Income from discontinued operations allocated to
  General and Limited Partners per Partnership
  Unit ............................................                      1.17           0.19             --
                                                                    ---------      ---------      ---------
Earnings per Partnership Unit .....................                 $    3.55      $    2.81      $    1.92
                                                                    =========      =========      =========

See Notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)


                                                                                  December 31,
                                                                             -----------------------
                                                                   Notes        2000         1999
                                                                ----------   ----------   ----------
Assets
  Current assets
   Cash and cash equivalents ................................           2    $ 32,216     $ 15,731
   Trade receivables ........................................           2      11,005        7,947
   Inventories ..............................................           2       5,871        4,591
   Prepaid and other current assets .........................           7       8,961        4,734
   Net current assets of discontinued operations ............           5          --        9,417
                                                                             --------     --------
     Total current assets ...................................                  58,053       42,420
  Property, plant and equipment, net ........................       2,4,8     585,630      549,626
  Other non-current assets ..................................        9,15      69,129       61,041
  Net non-current assets of discontinued operations .........           5          --        7,991
                                                                             --------     --------
     Total assets ...........................................                $712,812     $661,078
                                                                             ========     ========
Liabilities and partners' capital
  Current liabilities
   Accounts payable .........................................                $  6,588     $  6,506
   Accrued and other current liabilities ....................     5,10,17      22,716       22,765
                                                                             --------     --------
     Total current liabilities ..............................                  29,304       29,271
  Long-term debt ............................................          11     283,000      266,000
  Minority interests ........................................                   3,102        2,853
  Other non-current liabilities .............................    12,13,17      48,024       45,965
  Commitments and contingent liabilities ....................        6,16          --           --
                                                                             --------     --------
     Total liabilities ......................................                 363,430      344,089
                                                                             --------     --------
  Partners' capital
   General Partner ..........................................          18       2,831        2,548
   Limited Partner ..........................................          18     346,551      314,441
                                                                             --------     --------
     Total partners' capital ................................                 349,382      316,989
                                                                             --------     --------
     Total liabilities and partners' capital ................                $712,812     $661,078
                                                                             ========     ========


See Notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                (In thousands)

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                               Notes        2000           1999           1998
                                                              -------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income ..............................................              $  96,331      $  76,283      $  52,007
  Income from discontinued operations .....................                 (5,682)        (5,182)            --
  Gain on sale of discontinued operations .................                (26,182)            --             --
                                                                         ---------      ---------      ---------
  Income from continuing operations .......................                 64,467         71,101         52,007
                                                                         ---------      ---------      ---------
  Adjustments to reconcile income to net cash pro-
   vided by operating activities:
   Gain on sale of property, plant and equipment ..........                 (1,582)            --           (195)
   Depreciation and amortization ..........................      8,9        17,906         16,908         16,432
   Minority interests .....................................                    788          1,011            594
   Change in assets and liabilities:
     Temporary investments ................................                     --             --          2,854
     Trade receivables ....................................                 (3,058)          (369)         2,617
     Inventories ..........................................                 (1,159)        (1,603)          (901)
     Prepaid and other current assets .....................                 (4,227)           586          1,977
     Accounts payable .....................................                     82          2,137            705
     Accrued and other current liabilities ................                    (49)        (3,359)         5,051
     Other non-current assets .............................                   (838)        (1,143)        (1,535)
     Other non-current liabilities ........................                  2,059           (655)         1,608
                                                                         ---------      ---------      ---------
      Total adjustments from operating activities .........                  9,922         13,513         29,207
                                                                         ---------      ---------      ---------
      Net cash provided by continuing operations ..........                 74,389         84,614         81,214
                                                                         ---------      ---------      ---------
      Net cash provided by discontinued operations                           3,576          1,511             --
                                                                         ---------      ---------      ---------
Cash flows from investing activities:
  Capital expenditures ....................................                (40,267)       (26,731)       (22,750)
  Acquisitions ............................................                (20,693)       (19,487)            --
  Net proceeds from (expenditures for) disposal of
   property, plant and equipment ..........................                  1,261            (79)          (544)
  Proceeds from sale of discontinued operations ...........                 45,696             --             --
                                                                         ---------      ---------      ---------
      Net cash used in investing activities ...............                (14,003)       (46,297)       (23,294)
                                                                         ---------      ---------      ---------
Cash flows from financing activities:
  Capital contribution ....................................                    306             --             --
  Proceeds from exercise of unit options ..................                  1,013            978            366
  Distributions to minority interests .....................                   (845)          (659)          (628)
  Proceeds from issuance of long-term debt ................       11        46,000         26,000             --
  Payment of long-term debt ...............................       11       (29,000)            --             --
  Distributions to Unitholders ............................    18,19       (64,951)       (58,757)       (56,666)
                                                                         ---------      ---------      ---------
      Net cash used in financing activities ...............                (47,477)       (32,438)       (56,928)
                                                                         ---------      ---------      ---------
Net increase in cash and cash equivalents .................                 16,485          7,390            992
Cash and cash equivalents at beginning of year ............                 15,731          8,341          7,349
                                                                         ---------      ---------      ---------
Cash and cash equivalents at end of year ..................              $  32,216      $  15,731      $   8,341
                                                                         =========      =========      =========
Supplemental cash flow information:
  Cash paid during the year for interest (net of
   amount capitalized) ....................................              $  17,828      $  16,912      $  15,918


See Notes to consolidated financial statements.

                            BUCKEYE PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2000 AND 1999 AND
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1. ORGANIZATION

     Buckeye Partners, L.P. (the "Partnership") is a limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns approximately 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Tank Terminals Company, L.P. ("BTT"). These entities are hereinafter referred to as the "Operating Partnerships." BTT owns a 100 percent interest in each of Buckeye Terminals, LLC ("BT") and Buckeye Gulf Coast Pipe Lines, LLC ("BGC") and also owns a 75 percent interest in WesPac Pipelines-Reno Ltd. ("WesPac") and related WesPac entities. The Partnership also owns a 99 percent interest in Buckeye Telecom, L.P. ("Telecom").

     Buckeye Pipe Line Company (the "General Partner") serves as the general partner to the Partnership. As of December 31, 2000, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an effective 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company ("BMC"). BMC is a wholly-owned subsidiary of Glenmoor, Ltd. Glenmoor is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain other management employees of Buckeye Pipe Line Services Company ("Services Company").

     Services Company employs all of the employees that work for the Operating Partnerships. Services Company entered into a Services Agreement with BMC and the General Partner in August 1997 to provide services to the Partnership and the Operating Partnerships for a 13.5 year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, which in turn are reimbursed by the Partnership, except for certain executive compensation costs which after August 12, 1997 are no longer reimbursed (see
Note 17).

     Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,970 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Everglades owns 37 miles of refined products pipeline in Florida. Buckeye, Laurel and Everglades conduct the Partnership's refined products pipeline business. BTT and its subsidiaries provide bulk storage service through facilities with an aggregate capacity of 1,658,000 barrels of refined petroleum products.

     On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG"). The Partnership operated the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). BRC was sold to Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") on October 25, 2000. BRC processed transmix at its Indianola, Pennsylvania and Hartford, Illinois refineries. Transmix represents refined petroleum products, primarily fuel oil and gasoline that become commingled during normal pipeline operations. The refining process produced separate quantities of fuel oil, kerosene and gasoline that BRC then marketed at the wholesale level.

     On March 31, 1999, the Partnership acquired pipeline operating contracts and a 16-mile pipeline from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull"). The Partnership operates the assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC. BGC is an owner and contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC also leases the 16-mile pipeline to a chemical company.

                            BUCKEYE PARTNERS, L.P.

     On June 30, 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC. The terminals have an aggregate capacity of approximately 1.8 million barrels and are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania.

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

 Revenue Recognition

     Substantially all revenue from continuing operations is derived from interstate and intrastate transportation of petroleum products. Such revenue is recognized as products are delivered to customers. Such customers include major integrated oil companies, major refiners and large regional marketing companies. The consolidated Partnership's customer base was approximately 90 in 2000. No customer contributed more than 10 percent of total revenue during 2000. The Partnership does not maintain an allowance for doubtful accounts due to its favorable collections experience.

 Inventories


     Inventories, consisting of materials and supplies, pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items are carried at the lower of cost or market based on the first-in first-out method.

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

 Income Taxes

     For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 2000 and 1999, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $293 million and $290 million, respectively.

  Environmental Expenditures

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action. Accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms.

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

                            BUCKEYE PARTNERS, L.P.

 Unit Option and Distribution Equivalent Plan

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

 Recent Accounting Pronouncements

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives thereby reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The Partnership will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Management completed its evaluation of the effect of SFAS 133 and 138 on the Partnership's financial statements and has determined that the adoption of SFAS 133 and 138 will not have a material impact on the financial statements.

3. ACQUISITIONS AND DIVESTITURES

 Buckeye Refining Company, LLC

     On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. for an initial purchase price of $12,990,000. In December 1999, the Partnership accrued an additional payment of $747,000 pursuant to a contingent payment agreement. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois, and related assets, which included trade receivables and inventory valued at net realizable value. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired

                            BUCKEYE PARTNERS, L.P.

operations were included in the financial statements of the Partnership beginning on March 4, 1999. The Partnership operated the former ARG processing business under the name of Buckeye Refining Company, LLC. The purchase price was allocated to assets acquired based on estimated fair value. The allocated fair value of assets acquired is summarized as follows:


        Trade receivables .....................    $    815,000
        Petroleum products inventory ..........       4,102,000
        Property, plant and equipment .........       8,073,000
        Goodwill ..............................         747,000
                                                   ------------
        Total .................................    $ 13,737,000
                                                   ============


     In connection with the acquisition of the ARG assets, the Partnership was obligated to pay additional consideration, not to exceed $5,000,000 in the aggregate over a six-year period, if BRC's gross profits and cash flows, calculated on an annual basis, exceed certain levels. On October 25, 2000, BRC was sold to Kinder Morgan for an aggregate sale price of $45,696,000 million. The total additional consideration provided for since the acquisition of BRC amounted to $4,217,000 million (see Note 5).

 Buckeye Gulf Coast Pipe Lines, LLC

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

        Property, plant and equipment .........    $ 2,150,000
        Goodwill ..............................      3,600,000
                                                   -----------
          Total ...............................    $ 5,750,000
                                                   ===========

 Buckeye Terminals, LLC


     On June 30, 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC ("Agway") for a total purchase price of $19,000,000. Additional costs incurred in connection with the acquisition for gasoline and diesel fuel additives and closing adjustments amounted to $1,693,000. The Partnership operates the terminals under the name of Buckeye Terminals, LLC. The terminals are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The terminals have an aggregate capacity of approximately 1.8 million barrels of petroleum product. The initial allocated fair value of assets acquired is summarized as follows:

        Fuel additive inventory ...............   $   121,000
        Property, plant and equipment .........     7,964,000
        Goodwill ..............................    12,608,000
                                                  -----------
        Total .................................   $20,693,000
                                                  ===========

                            BUCKEYE PARTNERS, L.P.

     Pro forma results of operations for the Partnership, assuming the acquisition of the Seagull and Agway assets had occurred at the beginning of the periods indicated below, are as follows:

                                                              Twelve Months Ended
                                                                  December 31,
                                                ------------------------------------------------
                                                     2000             1999             1998
                                                --------------   --------------   --------------
                                                    (In thousands, except per Unit amounts)
Revenue .....................................     $  210,421       $  205,786       $  193,024
Income from continuing operations ...........     $   64,374       $   71,305       $   53,229
Net income ..................................     $   96,238       $   76,487       $   53,229
Earnings per Partnership Unit from continuing
  operations ................................     $     2.38       $     2.64       $     1.97
Earnings per Partnership Unit ...............     $     3.56       $     2.83       $     1.97

     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

4. SEGMENT INFORMATION

     The Partnership operated in two business segments, the transportation segment and the refining segment. Operations in the refining segment commenced upon the acquisition of BRC in March, 1999 and ceased upon the sale of BRC in October, 2000. As a result of the sale of BRC, the refining segment is accounted for as a discontinued operation in the accompanying financial statements. The Partnership's continuing operations consist solely of its transportation segment.

     The transportation segment derives its revenues from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Revenues from the transportation segment are generally subject to regulation or are under contract and tend to be less variable than revenues from the refining segment.

5. DISCONTINUED OPERATIONS

     On October 25, 2000, the Partnership sold BRC to Kinder Morgan Energy Partners, L.P. for $45,696,000 in cash. The sale resulted in a gain of $26,182,000 after provisions of $3,470,000 related to conditional consideration payable to ARG by the Partnership pursuant to the acquisition agreement entered into in March, 1999 (see Note 3). Proceeds from the sale were used to repay $26,000,000 of debt and for working capital purposes.

     Results of BRC's operations are reported as a discontinued operation for all periods presented in the accompanying financial statements. BRC operated as a subsidiary of the Partnership for the period of March 4, 1999 through October 25, 2000. Summarized operating results of BRC were as follows for the periods indicated below:

                            BUCKEYE PARTNERS, L.P.

                               January 1, 2000      March 4, 1999
                                   through             through
                              October 25, 2000    December 31, 1999
                             ------------------  ------------------
 Refining revenue .........       $ 172,451           $ 107,489
 Operating income .........       $   5,526           $   5,093
 Net income ...............       $   5,682           $   5,182


     At December 31, 1999 the assets and liabilities of BRC reported on the balance sheet as net assets of discontinued operations consisted of the following:


        Assets
          Cash .................................................    $  6,272
          Trade receivables ....................................       1,771
          Inventories ..........................................      13,806
          Prepaid and other current assets .....................         775
                                                                    --------
           Total current assets ................................    $ 22,624
                                                                    ========
        Liabilities
        Current liabilities
          Accounts payable .....................................    $ 12,455
          Accrued and other current liabilities ................         752
                                                                    --------
           Total current liabilities ...........................    $ 13,207
                                                                    ========
          Net current assets of discontinued operations ........    $  9,417
                                                                    ========
           Property, plant and equipment, net ..................    $  7,278
           Other non-current assets ............................         713
                                                                    --------
          Net non-current assets of discontinued operations.....    $  7,991
                                                                    ========


     The Partnership hedged a substantial portion of its exposure to inventory price fluctuations related to its BRC business with commodity futures contracts for the sale of gasoline and fuel oil. Losses related to commodity futures contracts included in earnings from discontinued operations were $6.7 million and $4.4 million for 2000 and 1999, respectively.

6. CONTINGENCIES

     The Partnership and the Operating Partnerships in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or annual results of operations.

 Environmental

     In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses of $1.5 million, $3.2 million and $1.8 million for 2000, 1999 and 1998, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

                            BUCKEYE PARTNERS, L.P.

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


8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                  December 31,
                                                           --------------------------
                                                               2000          1999
                                                           -----------   ------------
                                                                 (In thousands)
   Land ................................................    $  12,300     $   9,499
   Buildings and leasehold improvements ................       29,209        27,926
   Machinery, equipment and office furnishings .........      603,003       539,982
   Construction in progress ............................       29,722        51,975
                                                            ---------     ---------
                                                              674,234       629,382
      Less accumulated depreciation ....................       88,604        79,756
                                                            ---------     ---------
      Total ............................................    $ 585,630     $ 549,626
                                                            =========     =========


     Depreciation expense was $12,548,000, $12,030,000 and $11,734,000 for the years 2000, 1999 and 1998, respectively. Depreciation expense related to discontinued operations was $434,000 and $525,000 in 2000 and 1999, respectively.

9. OTHER NON-CURRENT ASSETS

     Other non-current assets consist of the following:

                                                   December 31,
                                             -------------------------
                                                 2000          1999
                                             -----------   -----------
                                                  (In thousands)
   Deferred charge (see Note 15) .........    $ 48,302      $ 52,999
   Goodwill ..............................      15,368         3,420
   Other .................................       5,459         4,622
                                              --------      --------
     Total ...............................    $ 69,129      $ 61,041
                                              ========      ========

                            BUCKEYE PARTNERS, L.P.

     The $64.2 million market value of the LP Units issued in connection with the restructuring of the ESOP in August 1997 (the "ESOP Restructuring") was recorded as a deferred charge and is being amortized on the straight-line basis over 13.5 years (see Note 15). Amortization of the deferred charge related to the ESOP Restructuring was $4,698,000 in 2000, 1999 and 1998. Goodwill is amortized on a straight-line basis over a period of fifteen years. Goodwill amortization expense related to continuing operations was $660,000 and $180,000 in 2000 and 1999, respectively. Goodwill amortization expense included in income from discontinued operations was $41,000 in 2000 and 1999.


10. ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consist of the following:

                                                        December 31,
                                                   -----------------------
                                                      2000         1999
                                                   ----------   ----------
                                                       (In thousands)
   Taxes--other than income ....................    $  4,158     $  5,050
   Accrued charges due General Partner .........       5,581        6,690
   Environmental liabilities ...................       2,611        3,588
   Interest ....................................       1,618          756
   Accrued operating power .....................         926        1,242
   Deposits ....................................       3,170           --
   Other .......................................       4,652        5,439
                                                    --------     --------
     Total .....................................    $ 22,716     $ 22,765
                                                    ========     ========

11. LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt consists of the following:

                                                                 December 31,
                                                          ---------------------------
                                                              2000           1999
                                                          ------------   ------------
                                                                (In thousands)
   Senior Notes:
     6.98% Series 1997A due December 16, 2024 (subject
      to $25.0 million annual sinking fund requirement
      commencing December 16, 2020) ...................    $ 125,000      $ 125,000
     6.89% Series 1997B due December 16, 2024 (subject
      to $20.0 million annual sinking fund requirement
      commencing December 16, 2020) ...................      100,000        100,000
     6.95% Series 1997C due December 16, 2024 (subject
      to $2.0 million annual sinking fund requirement
      commencing December 16, 2020) ...................       10,000         10,000
     6.96% Series 1997D due December 16, 2024 (sub-
      ject to $1.0 million annual sinking fund require-
      ment commencing December 16, 2020) ..............        5,000          5,000
     Credit Agreement due December 16, 2003 (variable
      rates; average weighted rate at December 31,
      2000 and 1999 was 7.21% and 6.32%,
      respectively) ...................................       43,000         26,000
                                                           ---------      ---------
      Total ...........................................    $ 283,000      $ 266,000
                                                           =========      =========


                            BUCKEYE PARTNERS, L.P.

     At December 31, 2000, a total of $43.0 million of debt was scheduled to mature in December 2003. A total of $240,000,000 of debt is scheduled to mature in the period 2020 through 2024.

     The fair value of the Partnership's debt is estimated to be $283 million and $234 million as of December 31, 2000 and 1999, respectively. The values at December 31, 2000 and 1999 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

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

     During December 1998, Buckeye established a line of credit from commercial banks (the "Credit Agreement") that permits borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate at the option of Buckeye. The Credit Agreement expires December 16, 2003. At December 31, 2000 a total of $43.0 million in borrowings, at a weighted average rate of 7.21 percent, was outstanding under the Credit Agreement.

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

12. OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of the following:

                                                                        December 31,
                                                                  -------------------------
                                                                      2000          1999
                                                                  -----------   -----------
                                                                       (In thousands)
   Accrued employee benefit liabilities (see Note 13) .........    $ 35,658      $ 36,491
   Accrued top-up reserve .....................................       4,097         2,998
   Other ......................................................       8,269         6,476
                                                                   --------      --------
     Total ....................................................    $ 48,024      $ 45,965
                                                                   ========      ========


13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Services Company provides retirement benefits, primarily through noncontributory pension plans, for substantially all of its regular full-time employees, except those covered by certain labor contracts, under which Services Company contributes 5 percent of each covered employee's salary. Services Company also sponsors a retirement income guarantee plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986,

                            BUCKEYE PARTNERS, L.P.

a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company's policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

     Services Company also provides postretirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

     A reconciliation of the beginning and ending balances of the benefit obligations under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                                Postretirement
                                                   Pension Benefits                Benefits
                                               -------------------------   ------------------------
                                                   2000          1999          2000         1999
                                               -----------   -----------   -----------   ----------
                                                                  (In thousands)
   Change in benefit obligation
     Benefit obligation at beginning of
      year .................................    $ 12,295      $ 15,122      $ 26,348      $ 29,393
     Service cost ..........................         519           492           518           509
     Interest cost .........................         726           742         1,983         1,688

     Actuarial (gain) loss .................      (1,225)         (466)          788        (3,732)
     Change in assumptions .................          --          (171)           --            --
     Benefit payments ......................      (2,394)       (3,424)       (1,600)       (1,510)
                                                --------      --------      --------      --------
     Benefit obligation at end of year .....    $  9,921      $ 12,295      $ 28,037      $ 26,348
                                                ========      ========      ========      ========


     A reconciliation of the beginning and ending balances of the fair value of plan assets under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                                         Postretirement
                                                       Pension Benefits                     Benefits
                                                 -----------------------------   -------------------------------
                                                      2000            1999            2000             1999
                                                 -------------   -------------   --------------   --------------
                                                                         (In thousands)
   Change in plan assets
     Fair value of plan assets at
      beginning of year ......................     $   8,337       $   8,864       $       --       $       --
     Actuarial return on plan assets .........           (10)          1,713               --               --
     Employer contribution ...................         1,360           1,184            1,600            1,510
     Benefits paid ...........................        (2,394)         (3,424)          (1,600)          (1,510)
                                                   ---------       ---------       ----------       ----------
     Fair value of plan assets at end
      of year ................................     $   7,293       $   8,337       $       --       $       --
                                                   =========       =========       ==========       ==========

     Funded status ...........................     $  (2,628)      $  (3,958)      $  (28,037)      $  (26,348)
     Unrecognized prior service cost .........          (569)           (665)          (1,738)          (2,318)
     Unrecognized actuarial (gain)
      loss ...................................        (1,397)         (1,007)          (1,159)          (1,927)
     Unrecognized net asset at transi-
      tion ...................................          (463)           (623)              --               --
                                                   ---------       ---------       ----------       ----------
     Accrued benefit cost ....................     $  (5,057)      $  (6,253)      $  (30,934)      $  (30,593)
                                                   =========       =========       ==========       ==========


                            BUCKEYE PARTNERS, L.P.

     The weighted average assumptions used in accounting for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:

                                                                              Postretirement
                                                   Pension Benefits              Benefits
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
                                                                 (In thousands)
   Weighted-average assumptions
     as of December 31
     Discount rate ..........................      7.75%        7.75%        7.75%        7.75%
     Expected return on plan assets .........      8.50%        8.50%         N/A          N/A
     Rate of compensation increase ..........      5.25%        5.25%         N/A          N/A


     The assumed rate of cost increase in the postretirement health care and life insurance plan in 2000 was 7.25 percent and 6.75 percent for non-Medicare eligible and Medicare eligible retirees, respectively. The assumed annual rates of cost increase decline each year through 2005 to a rate of 5.5 percent, and remain at 5.5 percent thereafter for both non-Medicare eligible and Medicare eligible retirees.

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1 percent change in the health care cost trend rate for each future year would have had the following effects on 2000 results:

                                                            1-Percentage      1-Percentage
                                                           Point Increase    Point Decrease
                                                          ----------------  ---------------
                                                                   (In thousands)
   Effect on total service cost and interest cost
     components ........................................       $   431         $    (366)
   Effect on postretirement benefit obligation .........       $ 4,369         $  (3,763)


     The components of the net periodic benefit cost recognized for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:

                                                    Pension Benefits                 Postretirement Benefits
                                             ------------------------------   --------------------------------------
                                               2000       1999       1998         2000          1999         1998
                                             --------   --------   --------   -----------   -----------   ----------
                                                                         (In thousands)
Components of net periodic
  benefit cost
  Service cost ...........................    $  519     $  492     $  511      $   518       $   509       $  540
  Interest cost ..........................       726        742        888        1,983         1,688        1,707
  Expected return on plan assets .........      (676)      (655)      (656)          --            --           --
  Amortization of unrecognized
   transition asset ......................      (160)      (160)      (160)          --            --           --
  Amortization of prior service
   cost ..................................       (96)       (86)       (86)        (580)         (580)        (580)
  Amortization of unrecognized
   (gains)/losses ........................      (149)       258        189           21            26           18
                                              ------     ------     ------      -------       -------       ------
  Net periodic benefit cost ..............    $  164     $  591     $  686      $ 1,942       $ 1,643       $1,685
                                              ======     ======     ======      =======       =======       ======


     Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $119,000, $140,000 and $126,000 for 2000, 1999 and 1998, respectively.

     In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $95,000, $103,000 and $106,000 for 2000, 1999 and 1998, respectively.

                            BUCKEYE PARTNERS, L.P.

14. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

     The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan was amended and restated on July 14, 1998. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") of Services Company not to exceed 720,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options granted prior to 1998 were granted with a feature that allows Optionees to apply accrued credit balances (the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such Options. The Distribution Equivalents are an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. Options granted after 1997 do not have a Distribution Equivalent feature. Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of Services Company following the date of the grant of the Option. Options granted prior to 1998 vested in varying amounts beginning generally three years after the date of grant. Options granted after 1997 vest in three years. Options granted after 1997 are exercisable for a period of seven years following the date on which they vest. Options granted prior to 1998 are exercisable for a period of five years following the date on which they vest. The Partnership recorded compensation expense related to the Option Plan of $20,000 in 2000, $33,000 in 1999 and $34,000 in 1998. Compensation and benefit costs of executive officers were not charged to the Partnership after August 12, 1997 (see Note 17). If compensation cost for the Option Plan had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the proforma amounts below:

                                                              (In thousands,
                                                         except per Unit amounts)
                                                ------------------------------------------
                                                    2000           1999           1998
                                                ------------   ------------   ------------
Net income                    As reported         $ 96,331       $ 76,283       $ 52,007
                              Pro forma           $ 96,256       $ 76,258       $ 52,006
Basic earnings per unit       As reported
                              and Pro forma       $   3.56       $   2.82       $   1.93
Diluted earnings per unit     As reported
                              and Pro forma       $   3.55       $   2.81       $   1.92

     Options granted after 1997 vest after 3 years following the date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. A portion of each option granted prior to 1998 vests after three, four and five years following the date of the grant. The assumptions used for options granted in 2000, 1999 and 1998 are indicated below.

                                              Risk-free Interest Rate     Expected Life (Years)
                                             -------------------------   ----------------------
    Year of       Dividend                         Vesting Period            Vesting Period
 Option Grant       Yield      Volatility             3 Years                    3 Years
 ------------       -----      ----------             -------                    -------
     2000           9.3%         19.4%                  6.5%                        3.50
     1999           7.7%         20.1%                  5.6%                        3.50
     1998           7.1%         24.7%                  5.5%                        3.50


     Options granted in 2000, 1999 and 1998 assume a dividend yield of 9.3 percent, 7.7 percent and 7.1 percent, respectively.

                            BUCKEYE PARTNERS, L.P.

     A summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2000, 1999 and 1998 is as follows:

                                               2000                           1999                         1998
                                  ------------------------------  -----------------------------  -------------------------
                                      Units         Weighted          Units         Weighted         Units       Weighted
                                      Under          Average          Under         Average          Under       Average
                                     Option      Exercise Price      Option      ExercisePrice      Option       Exercise
                                     ------      --------------      ------      -------------      ------       --------
Outstanding at beginning
 of year .......................     204,040        $  17.86         220,440       $  15.71         221,140     $  15.51
Granted ........................      45,900           25.75          37,400          28.50          20,300        29.50
Exercised ......................     (50,200)          14.09         (53,800)         12.53         (21,000)       11.78
                                     -------                         -------                        -------
Outstanding at end of year.          199,740           20.17         204,040          17.86         220,440        15.71
                                     =======                         =======                        =======
Options exercisable at
 year-end ......................      78,740                          68,240                         49,540
Weighted average fair
 value of options granted
 during the year ...............   $    2.03                       $    3.75                      $    2.66

     The following table summarizes information relating to LP Unit options outstanding under the Option Plan at December 31, 2000:

                                Options Outstanding                   Options Exercisable
                     ------------------------------------------   ---------------------------
                                        Weighted
                                        Average       Weighted                      Weighted
     Range of           Options        Remaining       Average       Options        Average
     Exercise         Outstanding     Contractual     Exercise     Exercisable      Exercise
      Prices          at 12/31/00         Life          Price      at 12/31/00       Price
      ------          -----------         ----          -----      -----------       -----
 $8.00 to $10.00         14,840       4.6 Years       $  9.20           6,940      $  8.45
$10.01 to $15.00         61,000       3.7 Years         12.72          48,000        12.53
$15.01 to $20.00         23,800       2.7 Years         15.63          23,800        15.63
$20.01 to $30.00        100,100       8.6 Years         27.43              --           --
                        -------                                        ------
  Total                 199,740       6.1 Years         20.17          78,740        13.10
                        =======                                        ======

     At December 31, 2000, there were 246,800 LP Units available for future grants under the Option Plan.

15. EMPLOYEE STOCK OWNERSHIP PLAN

     Services Company provides an employee stock ownership plan (the "ESOP") to substantially all of its regular full-time employees, except those covered by certain labor contracts. The ESOP owns all of the outstanding common stock of Services Company. At December 31, 2000, the ESOP was directly obligated to a third-party lender for $54.8 million of 7.24 percent Notes ( the "ESOP Notes"). The ESOP Notes are secured by Services Company common stock and are guaranteed by Glenmoor and certain of its affiliates. The proceeds from the issuance of the ESOP Notes were used to purchase Services Company common stock. Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base

                            BUCKEYE PARTNERS, L.P.

salary, overtime payments and certain bonuses. Services Company stock allocated to employees receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP Notes.

     The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership's obligation to reimburse BMC for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to BMC under the existing incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, as required to cover the shortfall, if any, between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes. The Partnership will also incur ESOP-related costs for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs. Total ESOP related costs charged to earnings were $1.1 million during 2000, $1.3 million during 1999 and $1.2 million during 1998.

16. LEASES AND COMMITMENTS

     The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2000 are approximately $3.1 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

     The General Partner leases space in an office building and certain copying equipment and charges these costs to the Operating Partnerships. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these noncancelable operating leases at December 31, 2000 were as follows:, $937,000 for 2001, $739,000 for 2002, $516,000 for 2003, $426,000 for
2004, $427,000 for 2005 and $247,000 thereafter.

     Buckeye entered into an energy services agreement for certain main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next eleven years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye's use of the natural gas engines has exceeded the minimum requirement in 1998, 1999 and 2000.

     Rent expense for all operating leases was $8,855,000, $8,448,000, and $7,192,000 for 2000, 1999 and 1998, respectively. Included in rent expense for all operating leases is $1,191,000 and $1,187,000 related to discontinued operations for 2000 and 1999, respectively.

17. RELATED PARTY TRANSACTIONS

     The Partnership and the Operating Partnerships are managed by the General Partner. Under certain partnership agreements and management agreements, BMC, the General Partner, Services Company and certain related parties are entitled to reimbursement of substantially all direct and indirect costs related to the business activities of the Partnership and the Operating Partnerships.

     Services Company employs all of the employees that work for the Operating Partnerships. Services Company entered into a Services Agreement with BMC and the General Partner to provide services to the Partnership and the Operating

                            BUCKEYE PARTNERS, L.P.

Partnerships over a 13.5-year term. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, other than as described below with respect to certain executive compensation. BMC and the General Partner are reimbursed by the Partnership and the Operating Partnerships. Costs reimbursed to BMC, the General Partner or Services Company by the Partnership and the Operating Partnerships totaled $53.6 million, $54.3 million and $54.4 million in 2000, 1999 and 1998, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

     Services Company, which is beneficially owned by the ESOP, owns 2,512,881 LP Units (approximately 9.4 percent of the LP Units outstanding). Distributions received by Services Company on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $6,050,000, $5,533,000 and $5,390,000 in 2000, 1999 and 1998, respectively. In addition, the Partnership recorded ESOP related costs of $1,099,000, $1,341,000 and $1,196,000 in 2000, 1999 and 1998, respectively, representing a non-cash accrual of the current General Partner of estimated expenses related to the ESOP (see Note 15.)

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

                            BUCKEYE PARTNERS, L.P.

18. PARTNERS' CAPITAL

     Changes in partners' capital for the years ended December 31, 1998, 1999, and 2000 were as follows:

                                                     General      Limited
                                                     Partner      Partners          Total
                                                   -----------   -----------      ----------
                                                         (In thousands, except for Units)
Partners' capital at January 1, 1998 ...........    $  2,432     $  300,346       $  302,778
Net income .....................................         470         51,537           52,007
Distributions ..................................        (512)       (56,154)         (56,666)
Proceeds from exercise of unit options .........          --            366              366
                                                    --------     ----------       ----------
Partners' capital at December 31, 1998 .........       2,390        296,095          298,485
Net income .....................................         689         75,594           76,283
Distributions ..................................        (531)       (58,226)         (58,757)
Proceeds from exercise of unit options .........          --            978              978
                                                    --------     ----------       ----------
Partners' capital December 31, 1999 ............       2,548        314,441          316,989
Net income .....................................         868         95,463           96,331
Distributions ..................................        (585)       (64,366)         (64,951)
Proceeds from exercise of unit options .........          --          1,013            1,013
                                                    --------     ----------       ----------
Partners' capital December 31, 2000 ............    $  2,831     $  346,551       $  349,382
                                                    ========     ==========       ==========
Units outstanding at January 1, 1998 ...........     243,914     26,721,606       26,965,520
Units issued pursuant to the unit option and
  distribution equivalent plan and capital
  contributions ................................          --         21,000           21,000
                                                    --------     ----------       ----------
Units outstanding at December 31, 1998 .........     243,914     26,742,606       26,986,520
Units issued pursuant to the unit option and
  distribution equivalent plan .................          --         53,800           53,800
                                                    --------     ----------       ----------
Units outstanding at December 31, 1999 .........     243,914     26,796,406       27,040,320
Units issued pursuant to the unit option and
  distribution equivalent plan .................          --         50,200           50,200
                                                    --------     ----------       ----------
Units outstanding at December 31, 2000 .........     243,914     26,846,606       27,090,520
                                                    ========     ==========       ==========

     Historical LP Unit information has been restated to reflect a two-for-one unit split approved effective February 13, 1998.

     The net income per unit for 2000, 1999 and 1998 was calculated using the weighted average outstanding LP Units of 27,062,809, 27,014,429 and 26,982,099, respectively.

     The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units.

                            BUCKEYE PARTNERS, L.P.

19. CASH DISTRIBUTIONS

     The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. In 2000, quarterly distributions of $0.60 per GP and LP Unit were paid in February, May, August and November. In 1999, quarterly distributions of $0.525 per GP and LP Unit were paid in February and $0.55 per GP and LP Unit were paid in May, August and November. In 1998, quarterly distributions of $0.525 per GP and LP Unit were paid in February, May, August and November. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $64,951,000 in 2000, $58,757,000 in 1999 and $56,666,000 in 1998.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2000 and 1999 are set forth below. Quarterly results were influenced by seasonal factors inherent in the Partnership's business.

                                           1st Quarter                 2nd Quarter                 3rd Quarter
                                    --------------------------  --------------------------  --------------------------
                                        2000          1999          2000          1999          2000          1999
                                    ------------  ------------  ------------  ------------  ------------  ------------
                                                         (In thousands, except per unit amounts)
Transportation revenue ...........    $ 49,873      $ 47,061      $ 50,078      $ 51,321      $ 52,567      $ 49,886
Operating income .................      20,844        19,780        20,636        29,806        22,064        21,993
Income from continuing
 operations ......................      14,293        13,970        14,015        23,487        14,471        15,724
Income from discontinued
 operations ......................       1,317            37           421         2,310         3,465           901
Gain on sale of discontinued
 operations ......................          --            --            --            --            --            --
Net income .......................      15,610        14,007        14,436        25,797        17,936        16,625
Earnings per Partnership Unit:
 Income from continuing
  operations .....................        0.53          0.52          0.52          0.87          0.53          0.59
 Income from discontinued
  operations .....................        0.05            --          0.01          0.09          0.13          0.03
 Gain on sale of discontinued
  operations .....................          --            --            --            --            --            --
 Net income per Unit .............        0.58          0.52          0.53          0.96          0.66          0.62
Earnings per Partnership Unit:
assuming dilution:
 Income from continuing
  operations .....................        0.53          0.52          0.52          0.87          0.53          0.58
 Income from discontinued
  operations .....................        0.05            --          0.01          0.08          0.13          0.03
 Gain on sale of discontinued
  operations .....................          --            --            --            --            --            --
 Net income per Unit .............        0.58          0.52          0.53          0.95          0.66          0.61

                                           4th Quarter                     Total
                                    --------------------------  ----------------------------
                                        2000          1999           2000           1999
                                    ------------  ------------  -------------  -------------
                                            (In thousands, except per unit amounts)
Transportation revenue ...........    $ 56,114      $ 52,560      $ 208,632      $ 200,828
Operating income .................      27,931        24,357         91,475         95,936
Income from continuing
 operations ......................      21,688        17,920         64,467         71,101
Income from discontinued
 operations ......................         479         1,934          5,682          5,182
Gain on sale of discontinued
 operations ......................      26,182            --         26,182             --
Net income .......................      48,349        19,854         96,331         76,283
Earnings per Partnership Unit:
 Income from continuing
  operations .....................        0.80          0.66           2.38           2.63
 Income from discontinued
  operations .....................        0.02          0.07           0.21           0.19
 Gain on sale of discontinued
  operations .....................        0.97            --           0.97             --
 Net income per Unit .............        1.79          0.73           3.56           2.82
Earnings per Partnership Unit:
assuming dilution:
 Income from continuing
  operations .....................        0.80          0.66           2.38           2.62
 Income from discontinued
  operations .....................        0.02          0.07           0.21           0.19
 Gain on sale of discontinued
  operations .....................        0.96            --           0.96             --
 Net income per Unit .............        1.78          0.73           3.55           2.81

                            BUCKEYE PARTNERS, L.P.

21. EARNINGS PER UNIT

     The following is a reconciliation of basic and dilutive income from continuing operations per LP Unit for the years ended December 31, 2000, 1999 and 1998:

                                                 2000                              1999
                                   --------------------------------  --------------------------------
                                     Income     Units        Per       Income     Units        Per
                                    (Numer-    (Denom-      Unit      (Numer-    (Denom-      Unit
                                      ator     inator)      Amt.       ator)     inator)      Amt.
                                   ---------  ---------  ----------  ---------  ---------  ----------
Income from continuing
 operations. ....................   $64,467                           $71,101
                                    -------                           -------
Basic earnings per Partner-
 ship Unit ......................    64,467    27,063    $ 2.38        71,101    27,014    $ 2.63
                                                         ======                            ======
Effect of dilutive securities
 -- options .....................        --        75                      --        85
                                    -------    ------                 -------    ------
Diluted earnings per Part-
 nership Unit ...................   $64,467    27,138    $ 2.38       $71,101    27,099    $ 2.62
                                    =======    ======    ======       =======    ======    ======

                                                 1998
                                   --------------------------------
                                     Income     Units        Per
                                    (Numer-    (Denom-      Unit
                                     ator)     inator)      Amt.
                                   ---------  ---------  ----------
Income from continuing
 operations. ....................   $52,007
                                    -------
Basic earnings per Partner-
 ship Unit ......................    52,007    26,982    $ 1.93
                                                         ======
Effect of dilutive securities
 -- options .....................        --       104
                                    -------    ------
Diluted earnings per Part-
 nership Unit ...................   $52,007    27,086    $ 1.92
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

23. OTHER EVENTS

     In April 2000, the Partnership announced that it entered into non-exclusive agreements that provide for the Partnership to receive a 3.5 percent equity interest in Aerie Networks, Inc. ("Aerie") in exchange for assisting Aerie with its development of a fiber optics network along a portion of the Partnership's pipeline rights-of-way. No cash investment or expense is required by the Partnership. The Partnership, and 11 other natural gas, oil and liquid petroleum pipeline companies and telecommunications affiliates, are providing Aerie with rights in over 14,500 miles of right-of-way on which to build a large capacity broadband fiber optics network. The pipeline rights-of-way will serve as the foundation for Aerie's planned 20,000-mile broadband fiber optic network that will connect 194 cities. The Partnership's agreement to provide access to its rights-of-way was contingent on Aerie's success in raising additional capital. On September 1, 2000, the Partnership received preferred stock in Aerie Networks, Inc. in exchange for 1,026 miles of right-of-way occupancy rights for fiber optic cable. As a result of Aerie's successful financing, the Partnership's equity ownership was diluted to approximately a 2.8 percent interest in Aerie. At this time, it is not possible to estimate the value of the Partnership's equity interest in Aerie, however, such investment may be material to the Partnership's financial position in the future.

     In July, 2000, the Partnership entered into a joint venture with PetroNet Corporation ("PetroNet"). The Partnership received 49.99 percent of PetroNet common stock in exchange for

                            BUCKEYE PARTNERS, L.P.

granting PetroNet the right to construct a next generation fiber optics network within the Partnership's pipeline rights-of-way. PetroNet has not been successful in obtaining first stage equity financing, and has substantially reduced its level of operations. As a result, on January 4, 2001, the Partnership exercised its option to put its stock interest back to PetroNet and has terminated its contractual relationship with PetroNet, with no material impact on the Partnership's results of operations or financial position.

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

Directors of the General Partner

     Set forth below is certain information concerning the directors of the General Partner.



     Name, Age and Present                             Business Experience During
 Position with General Partner                               Past Five Years
-------------------------------   --------------------------------------------------------------------
Alfred W. Martinelli, 73          Mr. Martinelli has been Chairman of the Board of the General
  Chairman of the Board*          Partner and BMC since April 1987. He was Chief Executive
                                  Officer of the General Partner and BMC from April 1987 to Sep-
                                  tember 2000. Mr. Martinelli has been a Director of the General
                                  Partner and BMC since October 1986. He was Chairman and
                                  Chief Executive Officer of Penn Central Energy Management
                                  Company ("PCEM") from April 1987 until his resignation in
                                  March 1996. Mr. Martinelli was also Vice Chairman and a direc-
                                  tor of American Financial and a director of American Annuity
                                  Group, Inc., for more than five years until his resignation in
                                  March 1996.

William H. Shea, Jr., 46          Mr. Shea was named President and Chief Executive Officer and
  President and Chief             a director of the General Partner on September 27, 2000. He
  Executive Officer and           served as President and Chief Operating Officer of the General
  Director*                       Partner from July 1998 to September 2000. Mr. Shea had been named Executive Vice President of the General Partner in Sep-
                                  tember 1997 and previously served as Vice President of Market-
                                  ing and Business Development of the General Partner from
                                  March 1996 to September 1997. He was Vice President--West
                                  Central Region of Laidlaw Environmental Services from 1994 until 1995. Mr. Shea is the son-in-law of Mr. Alfred W. Martinelli.

Brian F. Billings, 62             Mr. Billings became a director of the General Partner on
  Director                        December 31, 1998. Mr. Billings was a director of BMC from
                                  October 1986 to December 1998. He served as Chairman of the
                                  General Partner from February 1991 until February 1995. Mr.
                                  Billings was President of PCEM from December 1986 to 1995.

     Name, Age and Present                           Business Experience During
 Position with General Partner                             Past Five Years
-------------------------------   ----------------------------------------------------------------
Neil M. Hahl, 52                  Mr. Hahl became a director of the General Partner and BMC in
  Director*                       September 1997. He is President of The Weitling Group, a busi-
                                  ness consulting firm and a director of American Capital Strate-
                                  gies, Ltd., a specialty finance firm. Mr. Hahl was previously a director of BMC from February 1989 until March, 1996 and
                                  served as President of BMC from February 1992 until March
                                  1996. From January 1993 to August 1996, he was a Senior Vice
                                  President of American Financial Group and its predecessor,
                                  The Penn Central Corporation.

Edward F. Kosnik, 56              Mr. Kosnik became a director of the General Partner on Decem-
  Director                        ber 31, 1998. He was a director of BMC from October 1986 to
                                  December 1998. Mr. Kosnik was President and Chief Executive
                                  Officer of Berwind Corporation, a diversified company, from
                                  December 1999 until February 2001 and was President and
                                  Chief Operating Officer of Berwind Corporation from June 1997 to December 1999. He was Senior Executive Vice President and
                                  Chief Operating Officer of Alexander & Alexander Services, Inc.
                                  from May 1996 until January 1997. Mr. Kosnik was Executive
                                  Vice President and Chief Financial Officer of Alexander & Alex-
                                  ander Services, Inc. from August 1994 to April 1996.

Jonathan O'Herron, 71             Mr. O'Herron became a director of the General Partner on
  Director                        December 31, 1998. Mr. O'Herron was a director of BMC from
                                  September 1997 to December 1998. He has been Managing
                                  Director of Lazard Freres & Company, LLC for more than five years.

David J. Martinelli, 40           Mr. Martinelli became a director of the General Partner on Sep-
  Senior Vice President--         tember 27, 2000. He was named Senior Vice President--
  Corporate                       Corporate Development and Treasurer of the General Partner
  Development and                 in December 1999. Mr. Martinelli served as Senior Vice Presi-
  Treasurer and Director          dent and Treasurer of the General Partner from July 1998 to
                                  December 1999 and previously served as Vice President and
                                  Treasurer of the General Partner from June 1996. He served as
                                  Assistant Treasurer of the General Partner from March 1996 to
                                  June 1996. Mr. Martinelli was employed in a corporate financial position with Salomon Brothers Inc from 1993 until 1996. He is the son of Mr. Alfred W. Martinelli.

Frank S. Sowinski, 44             Mr. Sowinski became a director of the General Partner on Feb-
  Director                        ruary 22, 2001. He has served as Senior Vice President and
                                  Chief Financial Officer of the Dun & Bradstreet Corporation
                                  since October 2000. Mr. Sowinski served as President of the
                                  Dun & Bradstreet operating company from September 1999 to
                                  October 2000. He had been Senior Vice President and Chief
                                  Financial Officer of the Dun & Bradstreet Corporation from
                                  November 1996 to September 1999.

     Name, Age and Present                            Business Experience During
 Position with General Partner                              Past Five Years
-------------------------------   ------------------------------------------------------------------
Ernest R. Varalli, 70             Mr. Varalli has been a director of the General Partner and BMC
  Director*                       since July 1987. He was Executive Vice President, Chief Finan-
                                  cial Officer and Treasurer for more than five years until 1996.
                                  Mr. Varalli also served as Executive Vice President, Chief Finan-
                                  cial Officer and Treasurer of PCEM for more than five years until his resignation in March 1996. He had been a consultant to
                                  American Financial from September 1986 until March 1996.

---------------
* Also a director of Services Company.


     The General Partner has an Audit Committee, which currently consists of four directors: Brian F. Billings, Edward F. Kosnik, Jonathan O'Herron and Frank S. Sowinski. Messrs. Billings, Kosnik, O'Herron and Sowinski are neither officers nor employees of the General Partner or any of its affiliates.

     In addition, the General Partner has a Finance Committee, which currently consists of four directors: Neil M. Hahl, Edward F. Kosnik, Jonathan O'Herron and Ernest R. Varalli. The Finance Committee provides oversight and advice with respect to the capital structure of the Partnership.

Executive Officers of the General Partner

     Set forth below is certain information concerning the executive officers of the General Partner who also serve in similar positions in BMC and Services Company.

   Name, Age and Present                        Business Experience During
          Position                                    Past Five Years
---------------------------   --------------------------------------------------------------
Stephen C. Muther, 51         Mr. Muther has been Senior Vice President--Administration,
  Senior Vice President--     General Counsel and Secretary of the General Partner since
  Administration,             February 1995. Mr. Muther served as General Counsel, Vice
  General Counsel             President--Administration and Secretary of the General Part-
  and Secretary               ner from May 1990 to February 1995.

Steven C. Ramsey, 46          Mr. Ramsey has been Senior Vice President--Finance and Chief
  Senior Vice President--     Financial Officer of the General Partner since February 1995.
  Finance and Chief           Mr. Ramsey served as Vice President and Treasurer of the Gen-
  Financial Officer           eral Partner from February 1991 to February 1995.

Item 11. Executive Compensation

Director Compensation

     The fee schedule for directors of the General Partner is as follows: annual fee, $25,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Messrs. Alfred and David Martinelli, Shea, and Varalli do not receive any fees as directors. Directors' fees paid by the General Partner in 2000 to its directors amounted to $128,300. In addition, Mr. Hahl received $56,300 for consulting services. Each of these payments were reimbursed by the Partnership. Members of the Board of Directors of BMC and Services Company are not separately compensated for their services as directors.

Executive Compensation

     As part of a restructuring of the ESOP in 1997, the Partnership and the Operating Partnerships were permanently released from their obligation to reimburse the General Partner for certain compensation and fringe benefit costs for executive level duties performed by the General Partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of the General Partner.

Executive Officer Severance Agreements

     BMC, Services Company and Glenmoor entered into severance agreements in May 1997 with four executive officers of the General Partner providing for the payment of severance compensation equal to the amount of annual base salary and incentive compensation then being paid to such individuals (the "Severance Compensation Amount"). Such officers were C. Richard Wilson, then President and Chief Operating Officer; Michael P. Epperly, then Senior Vice President--Operations; Steven C. Ramsey, Senior Vice President--Finance; and Stephen C. Muther, Senior Vice President--Administration, General Counsel and Secretary. The severance agreements provide for 1.5 times the Severance Compensation Amount upon termination of such individual's employment without "cause" under certain circumstances not involving a "change of control" of the Partnership, and 2.99 times such individual's Severance Compensation Amount (subject to certain limitations) following a "change of control." For purposes of the severance agreements, a "change of control" is defined as the acquisition (other than by the General Partner and its affiliates) of 80 percent or more of the LP Units of the Partnership. Any costs incurred under the severance agreements were to be reimbursed by the Partnership.

     In April 1998, in connection with the realignment of senior management, Mr. Wilson was named Vice Chairman and was succeeded as President and Chief Operating Officer of the General Partner by William H. Shea, Jr. Mr. Wilson resigned as Vice Chairman in 2000. Mr. Epperly's position was eliminated, and his responsibilities were assigned to other officers. The General Partner entered into agreements with each of Messrs. Wilson and Epperly under which they would receive the equivalent of the Severance Compensation Amount and certain additional compensation pending their retirement. Total costs incurred in 2000, 1999 and 1998 under Messrs. Wilson's and Epperly's severance agreements amounted to $0.3 million, $0.1 million and $0.9 million, respectively. After their retirement, each of Messrs. Wilson and Epperly agreed to provide certain consulting services to the General Partner for a period of 60 months for a fixed annual fee.

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

Director Recognition Program

     The General Partner has adopted the Director Recognition Program (the "Recognition Program") that had been instituted by BMC in September 1997. The Recognition Program provides that, upon retirement or death and subject to certain conditions, directors receive a recognition benefit of up to three times their annual director's fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of the General Partner or BMC. A minimum of three full years of service as a member of the Board of Directors is required for eligibility under the Recognition Program. Members of the Board of Directors who are concurrently serving as an officer or employee of the General Partner or its affiliates are not eligible for the Recognition Program. In 2000, there were $210,000 in expenses recorded under the program.

In 1999, the Partnership recorded expenses of $180,000 under the Recognition Program. Mr. William C. Pierce and Mr. Robert H. Young, former members of the Board of Directors who resigned in July 1999, were paid $45,000 each in 1999 under the Recognition Program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Services Company owns approximately 9.4 percent of the outstanding LP Units as of March 15, 2001. No other person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of March 15, 2001.

     The following table sets forth certain information, as of March 15, 2001, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and by all directors and executive officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner owned beneficially, as of March 15, 2001, more than 1 percent of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

                               Name                                  Number of LP Units (1)
                               ----                                  ----------------------
Brian F. Billings ...............................................            16,000(2)
Neil M. Hahl ....................................................             2,000(2)
Edward F. Kosnik ................................................            10,000(2)
Alfred W. Martinelli ............................................             9,000(2)
David J. Martinelli .............................................             6,000
Stephen C. Muther ...............................................            24,100
Jonathan O'Herron ...............................................            14,800
Steven C. Ramsey ................................................            20,000
William H. Shea, Jr. ............................................            15,600(2)
Ernest R. Varalli ...............................................            13,000(2)
All directors and executive officers as a group (consisting of 11
  persons) ......................................................           130,500

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

     Glenmoor owns all of the common stock of BMC. Glenmoor is owned by certain directors and members of senior management of the General Partner or trusts for the benefit of their families and certain director-level employees of Services Company.

     Glenmoor and BMC are entitled to receive an annual management fee for certain management functions they provide to the General Partner pursuant to a Management Agreement among Glenmoor, BMC and the General Partner. The disinterested directors of the General Partner approve the amount on a periodic basis. The management fee includes a Senior Administrative Charge of not less than $975,000 and reimbursement for certain costs and expenses. Amounts paid to Glenmoor and BMC in each of the years 2000, 1999 and 1998 for management fees equaled $2.3 million, including $1.0 million for the Senior Administrative Charge and $1.3 million of reimbursed expenses.

     The following chart depicts the ownership relationships among the Partnership, the General Partner and various other parties:


                               [GRAPHIC OMITTED]

     The Incentive Compensation Agreement, as subsequently amended to reflect the two-for-one LP Unit split effective on February 13, 1998, provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 30 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.375 but is not more than $0.40, plus (iv) 35 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.40 but is not more than $0.425, plus (v) 40 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.425 but is not more than $0.525, plus (vi) 45 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.525. The General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering in December 1986. Incentive compensation paid by the Partnership for quarterly cash distributions totaled $9,698,000, $7,229,000 and $6,405,000 in 2000, 1999 and 1998, respectively. No special cash distributions have ever been paid by the Partnership.

     On December 31, 1998, BMC transferred its general partnership interest and certain other assets relating to the Partnership to the General Partner, and the General Partner assumed certain liabilities and obligations of BMC, including the liabilities and obligations of BMC under the Exchange Agreement, the Services Agreement and the Incentive Compensation Agreement.

     On January 23, 2001, the General Partner announced a quarterly distribution of $0.60 per GP and LP Unit payable on February 28, 2001. As such distribution exceeds a target of $0.325 per LP Unit, the Partnership paid the General Partner incentive compensation aggregating $2.4 million as a result of this distribution.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report:

       (1) and (2) Financial Statements and Financial Statement Schedule--see Index to Financial Statements and Financial Statement Schedule appearing on page 24.

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

    10.1         -- Amended and Restated Agreement of Limited Partnership of Buckeye,
                    dated as of December 23, 1986. (1)(2) (Exhibit 10.1)

    10.2         -- Amendment No. 1 to the Amended and Restated Agreement of Limited
                    Partnership of Buckeye, dated as of August 12, 1997. (8) (Exhibit 10.2)

    10.3         -- Management Agreement, dated November 18, 1986, between the
                    Manager and Buckeye. (1)(3) (Exhibit 10.4)

    10.4         -- Amended and Restated Management Agreement, dated November 18,
                    1986, between the General Partner, Buckeye and Glenmoor. (7)
                    (Exhibit 10.2)

 Exhibit Number
(Referenced to
  Item 601 of
Regulation S-K)
----------------
    10.5           -- Amendment to Management Agreement dated as of August 12, 1997, between the General Partner, Buckeye and Glenmoor. (8) (Exhibit
                      10.5)

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

    10.18          -- Form of Amendment No. 1 to Executive Officer Severance Agreement.
                      (10) (Exhibit 10.18)

    21.1           -- List of subsidiaries of the Partnership. (7) (Exhibit 21.1)

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

(10) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1999.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

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

                                        BUCKEYE PARTNERS, L.P.
                                                (Registrant)

                                        By:  Buckeye Pipe Line Company,
                                                  as General Partner

 Dated: March 15, 2001                   By:      /s/ WILLIAM H. SHEA, JR.
                                          -------------------------------------
                                                      William H. Shea, Jr.
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Dated: March 15, 2001                   By:      /s/ BRIAN F. BILLINGS
                                          -------------------------------------
                                                      Brian F. Billings
                                                          Director

  Dated: March 15, 2001                   By:      /s/ NEIL M. HAHL
                                          -------------------------------------
                                                        Neil M. Hahl
                                                          Director

  Dated: March 15, 2001                   By:     /s/ EDWARD F. KOSNIK
                                          -------------------------------------
                                                      Edward F. Kosnik
                                                          Director

  Dated: March 15, 2001                   By:     /s/ ALFRED W. MARTINELLI
                                          -------------------------------------
                                                    Alfred W. Martinelli
                                            Chairman of the Board and Director

  Dated: March 15, 2001                   By:     /s/ DAVID J. MARTINELLI
                                          -------------------------------------
                                                    David J. Martinelli
                                                          Director

  Dated: March 15, 2001                   By:     /s/ JONATHAN O'HERRON
                                          -------------------------------------
                                                     Jonathan O'Herron
                                                          Director

  Dated: March 15, 2001                   By:     /s/ STEVEN C. RAMSEY
                                          -------------------------------------
                                                      Steven C. Ramsey
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

  Dated: March 15, 2001                   By:     /s/ WILLIAM H. SHEA, JR.
                                          -------------------------------------
                                                   William H. Shea, Jr.
                                                        Director

  Dated: March 15, 2001                   By:      /s/ FRANK S. SOWINSKI
                                          -------------------------------------
                                                    Frank S. Sowinski
                                                        Director

  Dated: March 15, 2001                   By:      /s/ ERNEST R. VARALLI
                                          -------------------------------------
                                                     Ernest R. Varalli
                                                        Director

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Buckeye Partners, L.P.:

     We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 26, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the condensed financial information (Parent Only) of Buckeye Partners, L.P. listed in Item 14. This condensed financial information is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such condensed financial information, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Philadelphia, Pennsylvania
January 26, 2001

                                                                     SCHEDULE I

                             BUCKEYE PARTNERS, L.P.
           Registrant's Condensed Financial Information (Parent Only)
                                 (In thousands)

                                 BALANCE SHEETS

                                                                                December 31,
                                                                        ---------------------------
                                                                            2000           1999
                                                                        ------------   ------------
Assets
   Current assets
    Cash and cash equivalents .......................................    $      73      $     171
    Other current assets ............................................        1,020            135
                                                                         ---------      ---------
     Total current assets ................................. .........        1,093            306
    Investments in and advances to subsidiaries (at equity) .........      348,701        317,117
                                                                         ---------      ---------
     Total assets ......................................... .........    $ 349,794      $ 317,423
                                                                         =========      =========
Liabilities and partners' capital
   Current liabilities ..............................................    $     412      $     434
                                                                         ---------      ---------
   Partners' capital
    General Partner .................................................        2,831          2,548
    Limited Partners ................................................      346,551        314,441
                                                                         ---------      ---------
     Total partners' capital .............................. .........      349,382        316,989
                                                                         ---------      ---------
     Total liabilities and partners' capital .............. .........    $ 349,794      $ 317,423
                                                                         =========      =========

                             STATEMENTS OF INCOME

                                                               Year Ended December 31,
                                                      ------------------------------------------
                                                          2000          1999           1998
                                                      -----------   -----------   --------------
Equity in income of subsidiaries ..................    $106,087      $ 83,791        $ 58,415
Operating expenses ................................         (59)         (301)             (6)
Interest income ...................................           1            --               3
Interest and debt expense .........................          --            22              --
Incentive compensation to General Partner .........      (9,698)       (7,229)         (6,405)
                                                       --------      --------        --------
      Net income ..................................    $ 96,331      $ 76,283        $ 52,007
                                                       ========      ========        ========

                           STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                    ---------------------------------------
                                                                        2000          1999          1998
                                                                    -----------   -----------   -----------
Cash flows from operating activities:
   Net income ...................................................    $  96,331     $  76,283     $  52,007
   Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease (increase) in investment in subsidiaries ...........      (31,584)      (18,551)        3,699
    Change in assets and liabilities:
      Temporary investments .....................................           --            --           740
      Other current assets ......................................         (885)          (91)          510
      Current liabilities .......................................          (22)          279        (1,095)
                                                                     ---------     ---------     ---------
      Net cash provided by operating activities .................       63,840        57,920        55,861
Cash flows from financing activities:
   Proceeds from exercise of unit options .......................        1,013           978           366
   Distributions to Unitholders .................................      (64,951)      (58,757)      (56,666)
                                                                     ---------     ---------     ---------
   Net (decrease) increase in cash and cash equivalents .........          (98)          141          (439)
   Cash and cash equivalents at beginning of period .............          171            30           469
                                                                     ---------     ---------     ---------
   Cash and cash equivalents at end of period ...................    $      73     $     171     $      30
                                                                     =========     =========     =========

See footnotes to consolidated financial statements of Buckeye Partners, L.P.