Form 10-Q
period 2001-03-31
BUCKEYE PARTNERS L P
filed 2001-04-26
CIK 805022

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


  x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended March 31, 2001 or

         Transition report pursuant to Section 13 or 15(d) of the
-----    Securities Exchange Act of 1934


For the transition period from _______________ to _______________

Commission file number 1-9356


                             BUCKEYE PARTNERS, L.P.
                             ----------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         23-2432497
-------------------------------                       --------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


5 Radnor Corporate Center, Suite 500
100 Matsonford Road
Radnor, PA                                                    19087
-------------------------------------                 --------------------
(Address of principal executive                             (Zip Code)
 offices)

Registrant's telephone number, including area code: 484-232-4000
                                                    ------------

                                 Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report).


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at April 17, 2001
-------------------------                     -----------------------------
Limited Partnership Units                           26,854,006 Units

                             BUCKEYE PARTNERS, L.P.

                                      INDEX
                                                               Page No.
                                                               --------


Part I.    Financial Information
--------------------------------


Item 1.    Consolidated Financial Statements


         Consolidated Statements of Income                          1
           for the three months ended
           March 31, 2001 and 2000


         Consolidated Balance Sheets                                2
           March 31, 2001 and December 31, 2000


         Consolidated Statements of Cash Flows                      3
           for the three months ended
           March 31, 2001 and 2000


         Notes to Consolidated Financial Statements               4-7


Item 2.    Management's Discussion and Analysis                  8-10
                of Financial Condition and Results
                of Operations

Item 3.    Quantitative and Qualitative Disclosures                10
                about Market Risk


Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                          11

                         Part I - Financial Information


                             Buckeye Partners, L.P.
                        Consolidated Statements of Income
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                2001                2000
                                                                ----                ----
Revenue                                                       $ 54,417             $ 49,873
                                                              --------             --------

Costs and expenses
 Operating expenses                                             24,720               21,381
 Depreciation and amortization                                   4,839                4,297
 General and administrative expenses                             3,005                3,351
                                                              --------             --------
  Total costs and expenses                                      32,564               29,029
                                                              --------             --------

Operating income                                                21,853               20,844
                                                              --------             --------

Other income (expenses)
  Investment income                                                271                  322
  Interest and debt expense                                     (4,546)              (4,459)
  Minority interests and other                                  (2,655)              (2,414)
                                                              --------             --------
    Total other income (expenses)                               (6,930)              (6,551)
                                                              --------             --------

Income from continuing operations                               14,923               14,293

Income from discontinued operations                               --                  1,317
                                                              --------             --------

Net income                                                    $ 14,923             $ 15,610
                                                              ========             ========

Net income allocated to General Partner                       $    134             $    141

Net income allocated to Limited Partners                      $ 14,789             $ 15,469

Earnings per Partnership Unit - basic:
   Income from continuing operations
    allocated to General and Limited
    Partners per Partnership Unit                             $   0.55             $   0.53

   Income from discontinued operations
    allocated to General and Limited
    Partners per Partnership Unit                                 --                   0.05
                                                              --------             --------

Earnings per Partnership Unit - basic                         $   0.55             $   0.58
                                                              ========             ========

Earnings per Partnership Unit - assuming dilution:

   Income from continuing operations
    allocated to General and Limited
    Partners per Partnership Unit                             $   0.55             $   0.53

   Income from discontinued operations
    allocated to General and Limited
    Partners per Partnership Unit                                 --                   0.05
                                                              --------             --------

Earnings per Partnership Unit - assuming
  dilution                                                    $   0.55             $   0.58
                                                              ========             ========


                 See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                      March 31,          December 31,
                                                        2001                2000
                                                      --------            --------
                                                     (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                           $ 13,904            $ 32,216
  Trade receivables                                     10,749              11,005
  Inventories                                            6,120               5,871
  Prepaid and other current assets                       8,092               8,961
                                                      --------            --------
   Total current assets                                 38,865              58,053

  Property, plant and equipment, net                   589,815             585,630
  Other non-current assets                              67,495              69,129
                                                      --------            --------

    Total assets                                      $696,175            $712,812
                                                      ========            ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                                    $  3,743            $  6,588
  Accrued and other current liabilities                 19,737              22,716
                                                      --------            --------
   Total current liabilities                            23,480              29,304

 Long-term debt                                        273,000             283,000
 Minority interests                                      3,165               3,102
 Other non-current liabilities                          48,339              48,024
 Commitments and contingent liabilities                   --                  --
                                                      --------            --------
  Total liabilities                                    347,984             363,430
                                                      --------            --------

 Partners' capital
  General Partner                                        2,819               2,831
  Limited Partners                                     345,372             346,551
                                                      --------            --------
   Total partners' capital                             348,191             349,382
                                                      --------            --------

   Total liabilities and partners' capital            $696,175            $712,812
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

                             Buckeye Partners, L.P.
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                            2001                       2000
                                                                            ----                       ----
Cash flows from operating activities:
    Net income                                                            $ 14,923                   $ 15,610
    Income from discontinued operations                                       --                       (1,317)
                                                                          --------                   --------
    Income from continuing operations                                       14,923                     14,293
                                                                          --------                   --------
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                            4,839                      4,297
    Minority interests                                                         251                        (12)
    Change in assets and liabilities,
     net of acquisitions:
       Trade receivables                                                       256                      1,299
       Inventories                                                            (249)                      (114)
       Prepaid and other current assets                                        869                        (43)
       Accounts payable                                                     (2,845)                    (3,171)
       Accrued and other current liabilities                                (2,979)                    (3,534)
       Other non-current assets                                                198                       (177)
       Other non-current liabilities                                           315                        730
                                                                          --------                   --------
         Total adjustments from operating activities                           655                       (725)
                                                                          --------                   --------
       Net cash provided by continuing activities                           15,578                     13,568
                                                                          --------                   --------
       Net cash provided by discontinued operations                           --                        2,736
                                                                          --------                   --------

Cash flows from investing activities:
    Capital expenditures                                                    (7,488)                   (10,233)
    Net expenditures for disposal of property, plant
    and equipment                                                             (100)                       (70)
                                                                          --------                   --------
       Net cash used in investing activities                                (7,588)                   (10,303)
                                                                          --------                   --------

Cash flows from financing activities:
    Proceeds from exercise of unit options                                     144                         64
    Distributions to minority interests                                       (188)                      (188)
    Payment of long-term debt                                              (10,000)                      --
    Distributions to Unitholders                                           (16,258)                   (16,225)
                                                                          --------                   --------
       Net cash used in financing activities                               (26,302)                   (16,349)
                                                                          --------                   --------
Net decrease in cash and cash equivalents                                  (18,312)                   (10,348)
Cash and cash equivalents at beginning of period                            32,216                     15,731
                                                                          --------                   --------
Cash and cash equivalents at end of period                                $ 13,904                   $  5,383
                                                                          ========                   ========

Supplemental cash flow information:
    Cash paid during the period for interest
    (net of amount capitalized)                                           $  5,390                   $  4,457

                See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2000 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2001 and the results of operations for the three month period ended March 31, 2001 and 2000 and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain amounts in the financial statements for 2000 have been reclassified to conform to the current presentation.

2. ACQUISITIONS


On June 30, 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC ("Agway") for a total purchase price of $19,000,000. Additional costs incurred in connection with the acquisition for gasoline and diesel fuel additives and closing adjustments amounted to $1,693,000. The Partnership operates the terminals under the name of Buckeye Terminals, LLC ("BT"). The terminals are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The terminals have an aggregate capacity of approximately 1.8 million barrels of petroleum product. The initial allocated fair value of assets acquired is summarized as follows:

                                                       (In thousands)
                 Fuel additive inventory                  $   121
                 Property, plant and equipment              7,964
                 Goodwill                                  12,608
                                                          -------
                 Total                                    $20,693
                                                          =======

Pro forma results of operations for the Partnership, assuming the acquisition of the Agway assets had occurred at the beginning of the periods indicated below, are as follows:

                                            Three Months Ended March 31, 2000
                                            ---------------------------------
                                                      (In thousands,
                                                 except per unit amounts)

    Revenue                                            $   51,662
    Income from continuing operations                  $   14,200
    Earnings per Unit from continuing
     operations                                        $     0.53

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of the period presented, or of future results of operations of the entities.

3. SEGMENT INFORMATION

During year 2000, the Partnership operated in two business segments, the transportation segment and the refining segment. Operations in the refining segment commenced upon the acquisition of Buckeye Refining Company ("BRC") in March 1999 and ceased upon the sale of BRC in October 2000. As a result of the sale of BRC, the refining segment is accounted for as a discontinued operation in the accompanying financial statements. The Partnership's continuing operations consist solely of its transportation segment.

The transportation segment derives its revenues from the transportation of refined petroleum products through its pipelines that it receives from refineries, connecting pipelines and marine terminals and from the storage and throughput of refined petroleum products at its terminals. All transportation revenues are from sources within the United States.

4.       DISCONTINUED OPERATIONS

On October 25, 2000, the Partnership sold BRC to Kinder Morgan Energy Partners, L.P. for $45,696,000 in cash. The sale resulted in a gain of $26,182,000 after provisions of $3,470,000 related to conditional consideration payable to BRC's predecessor by the Partnership pursuant to the acquisition agreement entered into in March, 1999. Proceeds from the sale were used to repay $26,000,000 of debt and for working capital purposes.

Results of BRC's operations are reported as a discontinued operation for all periods presented in the accompanying financial statements. BRC operated as a subsidiary of the Partnership for the period of March 4, 1999 through October 25, 2000. Summarized operating results of BRC were as follows for the period indicated below:

                                                 January 1, 2000
                                                     through
                                                  March 31, 2000
                                                  --------------
                                                  (In thousands)

                Refining revenue                  $     46,867
                Operating income                  $      1,275
                Net income                        $      1,317


5.   CONTINGENCIES

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

6.   LONG-TERM DEBT

As of March 31, 2001, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent. In addition, at March 31, 2001, the Partnership had $33.0 million outstanding under its $100 million Credit Agreement at an interest rate of 5.285 percent.

7.   PARTNERS' CAPITAL

Partners' capital consists of the following:

                                              General           Limited
                                              Partner           Partners           Total
                                              -------           --------           -----
                                                              (In thousands)
     Partners' Capital - 1/1/01               $2,831            $346,551         $349,382
     Net income                                  134              14,789           14,923
     Distributions                              (146)            (16,112)         (16,258)
     Exercise of unit options                      -                 144              144
                                              ------            --------         --------

     Partners' Capital - 3/31/01              $2,819            $345,372         $348,191
                                              ======            ========         ========

The following is a reconciliation of basic and dilutive income from continuing operations per Partnership Unit for the three month period ended March 31:

                                                         Three Months Ended March 31,
                               --------------------------------------------------------------------------------
                                                   2001                                         2000
                               ---------------------------------            -----------------------------------
                                Income         Units                        Income         Units
                               (Numer-        (Denomi-   Per Unit           (Numer-       (Denomi-      Per Unit
                                ator)          nator)     Amount             ator)         nator)        Amount
                                -----          ------     ------             -----         ------        ------
                                                     (In thousands, except per unit amounts)

 Income from continuing
  operations................   $14,923                                       $14,293
                               -------                                       -------

 Basic earnings per
  Partnership Unit..........    14,923          27,095     $0.55              14,293       27,042        $0.53

 Effect of dilutive
    securities - options....         -              75         -                   -           72            -
                               -------          ------     -----             -------       ------        -----

 Diluted earnings per
    Partnership Unit........   $14,923          27,170     $0.55             $14,293       27,114        $0.53
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

The Partnership declared a cash distribution of $0.60 per unit payable on May 31, 2001 to Unitholders of record on May 4, 2001. The total distribution will amount to approximately $16,257,000.

9. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $3,967,000 and $5,581,000 due the General Partner as of March 31, 2001 and December 31, 2000, respectively.

10. OTHER EVENTS

In July 2000, the Partnership entered into a joint venture with PetroNet Corporation ("PetroNet"). The Partnership received 49.99 percent of PetroNet common stock in exchange for granting PetroNet the right to construct a next generation fiber optics network within the Partnership's pipeline rights-of-way. PetroNet has not been successful in obtaining first stage equity financing, and has substantially reduced its level of operations. As a result, on January 4, 2001, the Partnership exercised its option to put its stock interest back to PetroNet and has terminated its contractual relationship with PetroNet, with no material impact on the Partnership's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter

Revenue from the transportation of refined petroleum products for the first quarter 2001 was $54.4 million or 9.0 percent greater than revenue of $49.9 million for the first quarter 2000. Volumes for the first quarter of 2001 were 1,091,900 barrels per day, 47,800 barrels per day or 4.6 percent greater than volumes of 1,044,100 barrels per day for the first quarter 2000. Average transportation revenue was 50.7 cents per barrel during the first quarter 2001 as compared to 49.7 cents per barrel during the first quarter 2000. Gasoline volumes were 0.7 percent greater during the first quarter 2001 than in the first quarter 2000. In the East, gasoline volumes declined by approximately 6,000 barrels per day, or 2.8 percent, primarily due to decreases in deliveries to the upstate New York area. In the Midwest, gasoline volumes increased by approximately 10,400 barrels per day, or 6.5 percent, primarily due to strong demand in the Detroit and Flint, Michigan areas. Distillate volumes during the first quarter 2001 increased by 13.4 percent from first quarter 2000 levels. In the East and on the Jet Lines system, serving Connecticut and Massachusetts, distillate volumes were up by approximately 34,100 barrels per day, or 19.5 percent, as demand was strong throughout all areas served due to colder than normal winter conditions. In the Midwest, volumes were basically flat as declines in deliveries to the northern Michigan area were offset by increased demand in the eastern Ohio area. Turbine fuel volumes were 3.2 percent greater during the first quarter 2001 than the first quarter 2000. Demand was up at most airports with the largest increase occurring at Pittsburgh airport. In addition, revenue generated by Buckeye Gulf Coast Pipe Lines, LLC ("BGC") increased $1.0 million as a result of additional contract services provided in the Gulf Coast and BT revenues increased $0.9 million as a result of the Agway terminal acquisition last year.

Costs and expenses for the first quarter 2001 were $32.6 million compared to $29.0 million for the first quarter 2000. The increase of $3.6 million is primarily related to an increase in the use of outside services, additional operating power expense related to increased deliveries and increases in payroll expense due to additional services provided by BGC and BT. These cost increases were partially offset by declines in professional fees, payroll benefits and casualty loss expense.

Discontinued Operations

In 2000, net income of $1.3 million from the discontinued operations of BRC resulted from revenues of $46.9 million offset by costs and expenses of $45.6 million. BRC was sold to Kinder Morgan Energy Partners, L.P. for an aggregate sale price of $45.7 million on October 25, 2000. The sale resulted in a gain of $26.2 million during the fourth quarter of 2000. The Partnership's refining segment, reported as discontinued operations, was subject to competition from other refiners and marketers of refined petroleum products and was subject to market price risks representing the difference between the purchase cost of transmix and the market price of refined petroleum products at the time of resale. In order to reduce the level of market price risk the General Partner adopted a policy of hedging a substantial portion of BRC's exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 2001 and December 31, 2000 is highlighted in the following comparative summary:

Liquidity and Capital Indicators
                                                            As of
                                                ------------------------------
                                                3/31/01               12/31/00
                                                -------               --------

Current ratio                                   1.7 to 1              2.0 to 1
Ratio of cash and cash equivalents,
   and trade receivables to
   current liabilities                          1.0 to 1              1.5 to 1
Working capital - in thousands                  $15,385               $28,749
Ratio of total  debt to total capital           .44 to 1              .45 to 1
Book value (per Unit)                           $12.85                $12.91

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") that expires on December 16, 2003. At March 31, 2001 there was $33.0 million borrowed under the Credit Agreement.

Cash Provided by Operations

For the three months ended March 31, 2001, net cash provided by continuing operations of $15.6 million was principally derived from $19.8 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $4.9 million. Accounts payable declined due to the payment of outstanding invoices while accrued and other current liabilities declined primarily as a result of payments to the General Partner for its services and payments of interest. Changes in non-current assets and liabilities resulted in a net cash source of $0.5 million. Distributions to Unitholders amounted to $16.3 million.

Debt Obligation and Credit Facilities

At March 31, 2001, the Partnership had $273.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $33.0 million of borrowings under the Credit Agreement. The weighted average interest rate on all debt outstanding at March 31, 2001 was 6.74 percent.

Capital Expenditures

At March 31, 2001 approximately 85 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 2001 totaled $7.5 million and were $2.7 million less than capital expenditures for the three months ended March 31, 2000. The Partnership continues to make capital expenditures in connection with the automation of its pipeline facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 2001, exclusive of acquisitions, amount to $27.7 million.

OTHER MATTERS

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

Market Risk - Trading Instruments (discontinued operations)

     Prior to the sale of BRC, the Partnership hedged a substantial portion of its exposure to inventory price fluctuations related to its BRC business with commodity futures contracts for the sale of gasoline and fuel oil. Losses related to commodity futures contracts included in earnings from discontinued operations were $2.5 million for the period ended March 31, 2000.

Market Risk - Other than Trading Instruments

     The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At March 31, 2001, the Partnership had $33.0 million in outstanding debt under its Credit Agreement that was subject to market risk. A 1 percent increase or decrease in the applicable rate under the Credit Agreement will result in an interest expense fluctuation of approximately $0.3 million per year. As of December 31, 2000, the Partnership had $43.0 million in outstanding debt under its Credit Agreement that was subject to market risk.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits:
     None

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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



                                      BUCKEYE PARTNERS, L.P.
                                         (Registrant)

                                      By:   Buckeye Pipe Line Company,
                                              as General Partner



Dated:  April 23, 2001                By: /s/ Steven C. Ramsey
                                          ----------------------------------
                                              Steven C. Ramsey
                                              Senior Vice President, Finance
                                                and Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)