Form 10-Q
period 2001-06-30
BUCKEYE PARTNERS L P
filed 2001-07-25
CIK 805022

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q




  x      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended June 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at July 13, 2001
-------------------------                     ----------------------------
Limited Partnership Units                           26,900,546 Units

                             BUCKEYE PARTNERS, L.P.

                                      INDEX




                                                                        Page No.
                                                                        --------

Part I.    Financial Information


Item 1.    Consolidated Financial Statements (unaudited)


         Consolidated Statements of Income                                   1
           for the three months and six months
           ended June 30, 2001 and 2000


         Consolidated Balance Sheets                                         2
           June 30, 2001 and December 31, 2000


         Consolidated Statements of Cash Flows                               3
           for the six months ended
           June 30, 2001 and 2000


         Notes to Consolidated Financial Statements                        4-8


Item 2.    Management's Discussion and Analysis                           9-12
                of Financial Condition and Results
                of Operations

Item 3.    Quantitative and Qualitative Disclosures                         12
                about Market Risk


Part II. Other Information

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Item 1.  Consolidated Financial Statements


                             Buckeye Partners, L.P.
                        Consolidated Statements of Income
                     (In thousands, except per Unit amounts)
                                   (Unaudited)

     Three Months Ended                                                                                  Six Months Ended
 6/30/01              6/30/00                                                                       6/30/01            6/30/00
 -------              -------                                                                       -------            -------
$  56,867           $   50,076        Revenue                                                     $   111,284        $    99,949
---------           ----------                                                                    -----------        -----------

                                      Costs and expenses
   25,917               22,096         Operating expenses                                              50,637             43,477
    4,887                4,304         Depreciation and amortization                                    9,726              8,601
    3,051                3,040         General and administrative expenses                              6,056              6,391
---------           ----------                                                                    -----------        -----------
   33,855               29,440           Total costs and expenses                                      66,419             58,469
---------           ----------                                                                    -----------        -----------
   23,012               20,636        Operating income                                                 44,865             41,480
---------           ----------                                                                    -----------        -----------

                                      Other income (expenses)
      127                   73          Investment income                                                 398                395
   (4,157)              (4,549)         Interest and debt expense                                      (8,703)            (9,008)
   (2,932)              (2,145)         Minority interests and other                                   (5,587)            (4,559)
---------           ----------                                                                    -----------        -----------
   (6,962)              (6,621)           Total other income (expenses)                               (13,892)           (13,172)
---------           ----------                                                                    -----------        -----------

   16,050               14,015        Income from continuing operations                                30,973             28,308

        -                  421        Income from discontinued operations                                   -              1,738
---------           ----------                                                                    -----------        -----------
$  16,050           $   14,436        Net income                                                  $    30,973        $    30,046
=========           ==========                                                                    -----------        -----------

                                      Net income allocated to General
$     145           $      130         Partner                                                    $       279        $       271

                                      Net income allocated to Limited
$  15,905           $   14,306          Partners                                                  $    30,694        $    29,775

                                      Earnings per Partnership Unit- basic:
                                        Income from continuing operations allocated to
$    0.59           $     0.52          General and Limited Partners per Partnership Unit         $      1.14        $      1.05


                                      Income from discontinued operations allocated to
        -                 0.01          General and Limited Partners per Partnership Unit                   -               0.06
---------           ----------                                                                    -----------        -----------
$    0.59           $     0.53        Earnings per Partnership Unit - basic                       $     1 .14        $      1.11
=========           ==========                                                                    ===========        ===========

                                      Earnings per Partnership Unit -
                                      assuming dilution:
                                        Income from continuing operations allocated to
$    0.59           $     0.52            General and Limited Partners per Partnership Unit       $      1.14        $      1.05

                                        Income from discontinued operations allocated to
        -                 0.01            General and Limited Partners per Partnership Unit                 -               0.06
---------           ----------                                                                    -----------        -----------

                                      Earnings per Partnership Unit -
$    0.59           $     0.53             assuming dilution                                      $     1.14         $      1.11
=========           ==========                                                                    ==========         ===========

See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                       June 30,              December 31,
                                                                         2001                    2000
                                                                      ----------             ------------
Assets

    Current assets
       Cash and cash equivalents                                    $      10,102           $      32,216
       Trade receivables                                                   12,102                  11,005
       Inventories                                                          6,549                   5,871
       Prepaid and other current assets                                     8,408                   8,961
                                                                    -------------           -------------
         Total current assets                                              37,161                  58,053

    Property, plant and equipment, net                                    594,671                 585,630
    Other non-current assets                                               66,206                  69,129
                                                                    -------------           -------------

         Total assets                                               $     698,038           $     712,812
                                                                    =============           =============

Liabilities and partners' capital

    Current liabilities
       Accounts payable                                             $       4,286           $       6,588
       Accrued and other current liabilities                               20,097                  22,716
                                                                    -------------           -------------
         Total current liabilities                                         24,383                  29,304

    Long-term debt                                                        273,000                 283,000
    Minority interests                                                      3,279                   3,102
    Other non-current liabilities                                          48,685                  48,024
    Commitments and contingent liabilities                                      -                       -
                                                                    -------------           -------------
         Total liabilities                                                349,347                 363,430
                                                                    -------------           -------------

    Partners' capital
       General Partner                                                      2,817                   2,831
       Limited Partners                                                   345,874                 346,551
                                                                    -------------           -------------
         Total partners' capital                                          348,691                 349,382
                                                                    -------------           -------------

         Total liabilities and partners' capital                    $     698,038           $     712,812
                                                                    =============           =============

See notes to consolidated financial statements.

                             Buckeye Partners, L.P.
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                       --------------------------------
                                                                                           2001                 2000
                                                                                           ----                 ----
Cash flows from operating activities:
    Net income                                                                         $     30,973         $    30,046
    Income from discontinued operations                                                           -              (1,738)
                                                                                       ------------         -----------
    Income from continuing operations                                                        30,973              28,308
                                                                                       ------------         -----------

Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of property, plant and equipment                                                 -                (432)
    Depreciation and amortization                                                             9,726               8,601
    Minority interests                                                                          555                 192
    Change in assets and liabilities,
     net of acquisitions:
       Trade receivables                                                                     (1,097)             (1,134)
       Inventories                                                                             (678)               (558)
       Prepaid and other current assets                                                         553                (499)
       Accounts payable                                                                      (2,302)             (1,664)
       Accrued and other current liabilities                                                 (2,619)             (4,927)
       Other non-current assets                                                                  42                (583)
       Other non-current liabilities                                                            661               1,389
                                                                                       ------------        ------------
         Total adjustments from operating activities                                          4,841                 385
                                                                                       ------------        ------------

       Net cash provided by continuing activities                                            35,814              28,693
                                                                                       ------------        ------------

       Net cash provided by discontinued operations                                               -                 512
                                                                                       ------------        ------------

Cash flows from investing activities:
    Capital expenditures                                                                    (15,669)            (19,296)
    Acquisitions                                                                                  -             (19,251)
    Net (expenditures) proceeds for disposal of
       property, plant and equipment                                                           (217)                293
                                                                                       ------------        ------------

       Net cash used in investing activities                                                (15,886)            (38,254)
                                                                                       ------------        ------------

Cash flows from financing activities:
    Proceeds from exercise of unit options                                                      853                 410
    Distributions to minority interests                                                        (378)               (374)
    Payment of long-term debt                                                               (15,000)                  -
    Proceeds from issuance of long-term debt                                                  5,000              31,000
    Distributions to Unitholders                                                            (32,517)            (32,461)
                                                                                       ------------        ------------

       Net cash used in financing activities                                                (42,042)             (1,425)
                                                                                       ------------        ------------

Net decrease in cash and cash equivalents                                                   (22,114)            (10,474)
Cash and cash equivalents at beginning of period                                             32,216              15,731
                                                                                       ------------        ------------

Cash and cash equivalents at end of period                                             $     10,102        $      5,257
                                                                                       ============        ============

Supplemental cash flow information:
    Cash paid during the period for interest
    (net of amount capitalized)                                                        $      9,544        $      8,921

See notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2000 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2001 and the results of operations for the three month and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

2. ACQUISITIONS

On June 30, 2000, the Partnership acquired six petroleum products terminals from Agway Energy Products LLC ("Agway") for a total purchase price of $19,000,000. Additional costs incurred in connection with the acquisition for gasoline and diesel fuel additives and closing adjustments amounted to $1,693,000. The Partnership operates the terminals under the name of Buckeye Terminals, LLC ("BT"). The terminals are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The terminals have an aggregate capacity of approximately 1.8 million barrels of petroleum product. The allocated fair value of assets acquired is summarized as follows:

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
                                                              =======

Pro forma results of operations for the Partnership, assuming the acquisition of the Agway assets had occurred at the beginning of the periods indicated below, are as follows:

                                               Six Months Ended June 30, 2000
                                                       (In thousands,
                                                  except per Unit amounts)

    Revenue                                             $ 101,738
    Income from continuing operations                   $  28,215
    Earnings per Unit from continuing
      operations                                        $    1.04

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the period presented, or of future results of operations of the entities.

3. SEGMENT INFORMATION

During the year 2000, the Partnership operated in two business segments, the transportation segment and the refining segment. Operations in the refining segment commenced upon the acquisition of Buckeye Refining Company ("BRC") in March 1999 and ceased upon the sale of BRC in October 2000. As a result of the sale of BRC, the refining segment is accounted for as a discontinued operation in the accompanying financial statements. The Partnership's continuing operations consist solely of its transportation segment.

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

                                                January 1, 2000
                                                    through
                                                 June 30, 2000
                                                 -------------
                                                 (In thousands)

                Refining revenue                   $ 91,534
                Operating income                   $  1,650
                Net income                         $  1,738


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

6. LONG-TERM DEBT

As of June 30, 2001, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent. In addition, at June 30, 2001, the Partnership had $33.0 million outstanding under its $100 million Credit Agreement at an interest rate of 5.21 percent.

During June 2001, the Partnership entered into a new Loan Agreement (the "Loan Agreement") with First Union National Bank ("First Union") under which $30.0 million in additional funds were committed to the Partnership. Funds advanced under the Loan Agreement are at interest rates based on a spread over LIBOR, to be determined by First Union at the time of the borrowing. At June 30, 2001, there were no borrowings outstanding under the Loan Agreement.

7. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                   General            Limited
                                   Partner           Partners             Total
                                   -------           --------             -----
                                                  (In thousands)

Partners' Capital - 1/1/01         $2,831             $346,551         $349,382
Net income                            279               30,694           30,973
Distributions                        (293)             (32,224)         (32,517)
Exercise of unit options                -                  853              853
                                   ------             --------         --------

Partners' Capital - 6/30/01        $2,817             $345,874         $348,691
                                   ======             ========         ========

The following is a reconciliation of basic and dilutive income from continuing operations per Partnership Unit for the three month and six month periods ended June 30:

                                                            Three Months Ended June 30,
                                                   2001                                     2000
                                   ------------------------------------    ----------------------------------
                                   Income          Units                   Income           Units
                                   (Numer        (Denomi       Per Unit    (Numer         (Denomi    Per Unit
                                   -ator)        -nator)        Amount     -ator)         -nator)      Amount
                                   ------        ------        --------    -----          -------    --------
                                                    (in thousands, except per unit amounts)
 Income from
  continuing operations......     $16,050                                  $14,015
                                  -------                                  -------

 Basic earnings per
  Partnership Unit..........       16,050         27,117          $0.59     14,015         27,054       $0.52

 Effect of dilutive
   securities - options.....            -             65              -          -             68           -
                                  -------         ------          -----    -------         ------       -----

 Diluted earnings per
   Partnership Unit.........      $16,050         27,182          $0.59    $14,015         27,122       $0.52
                                  =======         ======          =====    =======         ======       =====


                                                             Six Months Ended June 30,
                                                   2001                                     2000
                                   ------------------------------------    ----------------------------------
                                   Income          Units                   Income           Units
                                   (Numer        (Denomi       Per Unit    (Numer         (Denomi    Per Unit
                                   -ator)        -nator)        Amount     -ator)         -nator)      Amount
                                   ------        ------        --------    -----          -------    --------
                                                    (in thousands, except per unit amounts)
 Income from
  continuing operations.....      $30,973                                  $28,308
                                  -------                                  -------

 Basic earnings per
  Partnership Unit..........       30,973         27,106          $1.14     28,308         27,048       $1.05

 Effect of dilutive
   securities - options.....            -             72              -          -             71           -
                                  -------         ------          -----    -------         ------       -----

 Diluted earnings per
   Partnership Unit.........      $30,973         27,178          $1.14    $28,308         27,119       $1.05
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

The Partnership declared a cash distribution of $0.625 per unit payable on August 31, 2001 to Unitholders of record on August 6, 2001. The total distribution will amount to approximately $16,969,000.

9. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $4,516,000 and $5,581,000 due the General Partner as of June 30, 2001 and December 31, 2000, respectively.

10. ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

11. OTHER EVENTS

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

On May 21, 2001, the Partnership announced that it had entered into a Letter of Intent with TransMontaigne Inc. to purchase TransMontaigne's Norco refined product pipeline system and associated storage, product distribution and delivery facilities. The transaction is anticipated to close during the third quarter 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter

Revenue from the transportation of refined petroleum products for the second quarter 2001 was $56.9 million or 13.6 percent greater than revenue of $50.1 million for the second quarter 2000. Volumes for the second quarter of 2001 were 1,080,505 barrels per day, 39,071 barrels per day or 3.8 percent greater than volumes of 1,041,434 barrels per day for the second quarter 2000. Average transportation revenue was 51.4 cents per barrel during the second quarter 2001 as compared to 49.7 cents per barrel during the second quarter 2000. Gasoline volumes were 0.4 percent greater during the second quarter 2001 than in the second quarter 2000. In the East, gasoline volumes increased by approximately 15,000 barrels per day, or 6.3 percent, primarily due to increases in deliveries to the upstate New York area. In the Midwest, gasoline volumes decreased by approximately 12,400 barrels per day, or 6.8 percent, primarily due to lower business to Cleveland and Toledo, Ohio and to Bay City, Michigan. Distillate volumes during the second quarter 2001 increased by 14.5 percent from second quarter 2000 levels. In the East, distillate volumes were up by approximately 8,100 barrels per day, or 16.4 percent, due to increased deliveries to the upstate New York and Pittsburgh, Pennsylvania markets. In the Midwest, volumes increased by 7,300 barrels per day or 11.6 percent due to increased deliveries to Lima, Ohio and the Detroit, Michigan area. Revenue generated by Buckeye Gulf Coast Pipe Lines, LLC ("BGC") increased $0.5 million as a result of additional contract services and BT revenues increased $1.4 million as a result of the Agway terminal acquisition last year.

Costs and expenses for the second quarter 2001 were $33.9 million compared to $29.4 million for the second quarter 2000. The increase is primarily related to an increase in the use of outside services and operating power related to increased pipeline deliveries and increases in payroll and outside service expenses related to the new business at BGC and the acquisition of the Agway terminals.

First Six Months

Revenue from the transportation of refined petroleum products for the first six months of 2001 was $111.3 million or 11.4 percent greater than revenue of $99.9 million for the first six months of 2000. Volumes for the first six months 2001 were 1,086,174 barrels per day, 43,407 barrels per day or 4.2 percent greater than volumes of 1,042,767 barrels per day for the first six months 2000. Average transportation revenue during the first six months 2001 was 51.0 cents per barrel as compared to 49.7 cents per barrel during the first six months 2000. Gasoline volumes were 0.6 percent greater during the first six months 2001 than in the first six months 2000. In the East, gasoline volumes increased by approximately 4,709 barrels per day, or 2.1 percent, primarily due to favorable product prices in New York harbor. In the Midwest, gasoline volumes were slightly lower for the first six months 2001 as compared to the first six months 2000. Strong demand in the Detroit and Flint, Michigan areas during the first quarter were offset by weaker deliveries to Cleveland and Toledo, Ohio during the second quarter. Distillate volumes during the first six months 2001 increased by 13.3 percent from the first six months 2000 levels. In the East and on the Jet Lines system serving Connecticut and Massachusetts, distillate volumes were up by approximately 26,900 barrels per day, or 17.9, as demand was strong throughout all areas served due to the colder than normal winter conditions present during the first quarter. The increase in distillate volume was also due to increases in deliveries to upstate New York, and Pittsburgh, Pennsylvania. In the Midwest, volumes increased by approximately 3,500 barrels per day or 5.1 percent compared to the first six months last year on stronger deliveries to the Cleveland and Lima, Ohio areas. Turbine fuel volumes were 2.0 percent greater during the first six months 2001 than the first six months 2000. Demand was up at most airports with the largest increase occurring at Pittsburgh airport. In addition, revenue generated by BGC increased $1.4 million as a result of additional contract services and BT revenues increased $2.5 million as a result of the Agway terminal acquisition last year.

Costs and expenses for the first six months 2001 were $66.4 million compared to $58.5 million for the first six months 2000. The increase of $7.9 million is primarily related to an increase in the use of outside services and operating power related to increased pipeline deliveries and increases in payroll, outside services and other expense due to additional services provided by BGC and the acquisition of the Agway terminals by BT. These cost increases were partially offset by declines in professional fees.

Discontinued Operations

During the first six months of 2000, net income of $1.7 million from the discontinued operations of BRC resulted from revenues of $91.5 million offset by costs and expenses of $89.8 million. BRC was sold to Kinder Morgan Energy Partners, L.P. for an aggregate sale price of $45.7 million on October 25, 2000. The sale resulted in a gain of $26.2 million during the fourth quarter of 2000. The Partnership's refining segment, reported as discontinued operations, was subject to competition from other refiners and marketers of refined petroleum products and was subject to market price risks representing the difference between the purchase cost of transmix and the market price of refined petroleum products at the time of resale. In order to reduce the level of market price risk the General Partner adopted a policy of hedging a substantial portion of BRC's exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 2001 and December 31, 2000 is highlighted in the following comparative summary:

Liquidity and Capital Indicators
                                                        As of
                                             -------------------------
                                             6/30/01          12/31/00
                                             -------          --------

Current ratio                                1.5 to 1         2.0 to 1
Ratio of cash and cash equivalents,
   and trade receivables to
   current liabilities                       0.9 to 1         1.5 to 1
Working capital - in thousands               $12,778          $28,749
Ratio of total debt to total capital         .44 to 1         .45 to 1
Book value (per Unit)                        $12.85           $12.91

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has a $100 million credit agreement (the "Credit Agreement") that expires on December 16, 2003. At June 30, 2001 there was $33.0 million borrowed under the Credit Agreement.

During June 2001, the Partnership entered into a new Loan Agreement (the "Loan Agreement") with First Union National Bank ("First Union") under which $30.0 million in additional funds were committed to the Partnership. Funds advanced under the Loan Agreement are at interest rates based on a spread over LIBOR, to be determined by First Union at the time of the borrowing. At June 30, 2001, there were no borrowings outstanding under the Loan Agreement.

Cash Provided by Operations

For the six months ended June 30, 2001, net cash provided by continuing operations of $35.8 million was principally derived from $40.7 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $6.1 million. Accounts payable declined due to the payment of outstanding invoices while accrued and other current liabilities declined primarily as a result of payments to the General Partner for its services and payments of interest. Changes in non-current assets and liabilities resulted in a net cash source of $0.7 million. Distributions to Unitholders amounted to $32.5 million.

Debt Obligation and Credit Facilities

At June 30, 2001, the Partnership had $273.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $33 million of borrowings under the Credit Agreement. The weighted average interest rate on all debt outstanding at June 30, 2001 was 6.73 percent.

Capital Expenditures

At June 30, 2001 approximately 85 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 2001 totaled $15.7 million and were $3.6 million less than capital expenditures for the six months ended June 30, 2000. The Partnership continues to make capital expenditures in connection with the automation of its pipeline facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 2001, exclusive of acquisitions, amount to $27.7 million.

OTHER MATTERS

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates. Market risk represents the risk of loss that may impact the Partnership's results of operations, the consolidated financial position or operating cash flows. The Partnership is not exposed to any market risk due to rate changes on its Senior Notes but is exposed to market risk related to the interest rate on its Credit Agreement and its Loan Agreement.

Market Risk - Trading Instruments (discontinued operations)

Prior to the sale of BRC, the Partnership hedged a substantial portion of its exposure to inventory price fluctuations related to its BRC business with commodity futures contracts for the sale of gasoline and fuel oil. Losses related to commodity futures contracts included in earnings from discontinued operations were $4.9 million for the period ended June 30, 2000.

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Agreement due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At June 30, 2001, the Partnership had $33.0 million in outstanding debt under its Credit Agreement that was subject to market risk. A 1 percent increase or decrease in the applicable rate under the Credit Agreement will result in an interest expense fluctuation of approximately $0.3 million per year. As of December 31, 2000, the Partnership had $43.0 million in outstanding debt under its Credit Agreement that was subject to market risk. The Partnership also has market risk exposure on its Loan Agreement due to variable rate pricing applicable to each borrowing.

                           Part II - Other Information

Item 5. Other Information

A Second Amended and Restated Incentive Compensation Agreement (the "Second Restatement") between the Partnership and Buckeye Pipe Line Company, the General Partner of the Partnership, was approved on April 23, 2001, in accordance with the terms of the Partnership's Limited Partnership Agreement. The amendments, which are designed to more closely align the interests of the General Partner and the Partnership, were approved by the Board of Directors of Buckeye Pipe Line Company based upon a recommendation of a special committee of disinterested directors of the Board. The principal change reflected in the Second Restatement is a provision which eliminated prospectively a cap on aggregate incentive compensation payments to the General Partner effective on December 31, 2005, or earlier if quarterly distributions to holders of the Partnership's LP Units equal or exceed $.6375 per LP Unit for four consecutive quarterly periods ($2.55 annually). The Second Restatement also made certain definitional and similar changes.

Item 6. Exhibits and Reports on Form 8-K


(a) 10.7 Second Amended and Restated Incentive Compensation Agreement, dated April 23, 2001, between the General Partner and the Partnership


(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



                                       BUCKEYE PARTNERS, L.P.
                                            (Registrant)

                                       By:  Buckeye Pipe Line Company,
                                               as General Partner



Dated:  July 18, 2001                  By: /s/ Steven C. Ramsey
                                           --------------------------
                                           Steven C. Ramsey
                                           Senior Vice President, Finance
                                           and Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)