Form 10-Q
period 2001-09-30
BUCKEYE PARTNERS L P
filed 2001-10-31
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding at October 17,2001
-------------------------          ------------------------------
Limited Partnership Units                 26,915,326 Units


                       BUCKEYE PARTNERS, L.P.

                              INDEX




                                                       Page No.

Part I. Financial Information


Item 1. Consolidated Financial Statements (unaudited)


     Consolidated Statements of Income                   1
      for the three months and nine months ended
       September 30, 2001 and 2000


     Consolidated Balance Sheets                         2
      September 30, 2001 and December 31, 2000


     Consolidated Statements of Cash Flows               3
      for the nine months ended
       September 30, 2001 and 2000


     Notes to Consolidated Financial Statements         4-9


Item 2. Management's Discussion and Analysis           10-13
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures         14
        about Market Risk


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                14


                          Buckeye Partners, L.P.
                     Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


Three Months Ended                                         Nine Months Ended
  September 30,                                               September 30,
------------------                                         -----------------
 2001      2000                                              2001       2000
 ----      ----                                              ----       ----

$58,650   $52,567   Revenue                                $169,934   $152,518
-------   -------                                          --------   --------

                    Costs and expenses
 26,161    23,226    Operating expenses                      76,798     66,706
  5,085     4,525    Depreciation and amortization           14,811     13,126
  2,834     2,752    General and administrative expenses      8,890      9,142
-------   -------                                          --------   --------
 34,080    30,503     Total costs and expenses              100,499     88,974
-------   -------                                          --------   --------

 24,570    22,064   Operating income                         69,435     63,544
-------   -------                                          --------   --------

                    Other income (expenses)
     65      (129)   Investment income                          463        267
 (4,965)   (4,855)   Interest and debt expense              (13,668)   (13,863)
 (2,964)   (2,609)   Minority interests and other            (8,551)    (7,169)
-------   -------                                          --------   --------
 (7,864)   (7,593)    Total other income (expenses)         (21,756)   (20,765)
-------   -------                                          --------   --------

 16,706    14,471   Income from continuing operations        47,679     42,779

      -     3,465   Income from discontinued operations           -      5,203
-------   -------                                          --------   --------
$16,706   $17,936   Net income                             $ 47,679   $ 47,982
=======   =======                                          ========   ========

                    Net income allocated to General
$   126   $   164    Partner                               $    405   $    435

                    Net income allocated to Limited
$16,580   $17,772    Partners                              $ 47,274   $ 47,547

                    Earnings per Partnership Unit - basic:
                     Income from continuing operations
                      allocated to General and Limited
$  0.62   $  0.53     Partners per Partnership Unit        $   1.76   $   1.58

                     Income from discontinued operations
                      allocated to General and Limited
      -      0.13     Partners per Partnership Unit               -       0.19
-------   -------                                          --------   --------
$  0.62   $  0.66   Earnings per Partnership Unit - basic  $   1.76   $   1.77
=======   =======                                          ========   ========

                     Earnings per Partnership Unit -
                     assuming dilution:
                      Income from continuing operations
                       allocated to General and Limited
$   0.61   $  0.53     Partners per Partnership Unit       $   1.75   $   1.58

                      Income from discontinued operations
                       allocated to General and Limited
       -      0.13     Partners per Partnership Unit              -       0.19
--------   -------                                         --------   --------
                    Earnings per Partnership Unit -
$   0.61   $  0.66   assuming dilution                     $   1.75   $   1.77
========   =======                                         ========   ========

See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                      Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)


                                          September 30,   December 31,
                                              2001            2000
                                              ----            ----

Assets
 Current assets
  Cash and cash equivalents                  $  9,502       $ 32,216
  Trade receivables                            11,921         11,005
  Inventories                                  10,942          5,871
  Prepaid and other current assets             10,172          8,961
                                             --------       --------
   Total current assets                        42,537         58,053

  Property, plant and equipment, net          657,877        585,630
  Other non-current assets                     65,483         69,129
                                             --------       --------
   Total assets                              $765,897       $712,812
                                             ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $  4,479       $  6,588
  Accrued and other current liabilities        21,227         22,716
                                             --------       --------
   Total current liabilities                   25,706         29,304

 Long-term debt                               340,000        283,000
 Minority interests                             3,242          3,102
 Other non-current liabilities                 47,955         48,024
                                             --------       --------
  Total liabilities                           416,903        363,430
                                             --------       --------

 Commitments and contingent liabilities             -              -

 Partners' capital
  General Partner                               2,791          2,831
  Limited Partners                            346,203        346,551
                                             --------       --------
   Total partners' capital                    348,994        349,382
                                             --------       --------
   Total liabilities and partners' capital   $765,897       $712,812
                                             ========       ========



See notes to consolidated financial statements.


                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                              ----------------------
                                                2001            2000
                                                ----           ----
Cash flows from operating activities:
 Net income                                   $ 47,679        $47,982
 Income from discontinued operations                 -         (5,203)
                                              --------        -------
  Income from continuing operations             47,679         42,779
                                              --------        -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Gain on sale of property, plant and
   equipment                                         -           (432)
  Depreciation and amortization                 14,811         13,126
  Minority interests                               696            477
  Change in assets and liabilities,
   net of acquisitions:
    Trade receivables                             (916)        (2,450)
    Inventories                                   (839)        (1,222)
    Prepaid and other current assets            (1,211)        (2,642)
    Accounts payable                            (2,109)        (1,830)
    Accrued and other current liabilities       (1,489)          (541)
    Other non-current assets                       486         (1,323)
    Other non-current liabilities                  (69)         1,604
                                              --------        -------
      Total adjustments from operating
       activities                                9,360          4,767
                                              --------        -------

Net cash provided by continuing operations      57,039         47,546
                                              --------        -------
Net cash used in discontinued operations             -         (3,810)
                                              --------        -------

Cash flows from investing activities:
 Capital expenditures                          (24,910)       (28,449)
 Acquisitions                                  (61,577)       (19,251)
 Net (expenditures) proceeds for disposal
  of property, plant and equipment                (478)           139
                                              --------        -------
   Net cash used in investing activities       (86,965)       (47,561)
                                              --------        -------

Cash flows from financing activities:
 Proceeds from exercise of unit options          1,419            784
 Distributions to minority interests              (556)          (564)
 Payment of long-term debt                    (120,000)        (3,000)
 Proceeds from issuance of long-term debt      177,000         46,000
 Payment of debt issuance fees                  (1,165)             -
 Distributions to Unitholders                  (49,486)       (48,699)
                                              --------        -------
   Net cash provided by (used in)
    financing activities                         7,212         (5,479)
                                              --------        -------

Net decrease in cash and cash equivalents      (22,714)        (9,304)
Cash and cash equivalents at beginning of
 period                                         32,216         15,731
                                              --------        -------
Cash and cash equivalents at end of period    $  9,502        $ 6,427
                                              ========        =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 14,271        $13,325


See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2000 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2001 and the results of operations for the three month and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

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
                                           =======

On July 31, 2001, the Partnership acquired a pipeline system and related terminals from affiliates of TransMontaigne Inc. for a total purchase price of $61,375,000. Additional costs incurred in connection with the acquisition amounted to $202,000. The assets included a 482-mile refined petroleum products pipeline that runs from Hartsdale, Indiana west to Fort Madison, Iowa and east to Toledo, Ohio, with an 11-mile pipeline connection between major storage terminals in Hartsdale and East Chicago, Indiana. The assets also included 3.2 million barrels of pipeline storage and trans-shipment facilities in Hartsdale and East Chicago, Indiana and Toledo, Ohio; and four truck rack product terminals located in Bryan, Ohio; South Bend and Indianapolis, Indiana; and Peoria, Illinois. The Partnership operates the pipeline system under the name of NORCO Pipe Line Co., LLC ("NORCO"). The terminal assets became part of Buckeye Terminals, LLC's operations. The pipeline system and related terminals are collectively referred to as the "NORCO Assets" or "NORCO Operations". The initial purchase price has been allocated on a preliminary basis, pending a final determination, to assets acquired based on estimated fair value. The initial allocated fair value of assets acquired is summarized as follows:
                                        (In thousands)

          Pipe inventory                   $ 4,232
          Property, plant and equipment     57,345
                                           -------
          Total                            $61,577
                                           =======

Pro forma results of operations for the Partnership, assuming the acquisition of the Agway and the NORCO Assets had occurred at the beginning of the periods indicated below, are as follows:

                                Nine Months Ended September 30,
                                -------------------------------
                                     2001             2000
                                     ----             ----
                                         (In thousands,
                                    except per Unit amounts)

  Revenue                          $179,675         $167,351
  Income from continuing
  operations                       $ 49,601         $ 47,004
  Net income                       $ 49,601         $ 52,207
  Earnings per Unit from
   continuing operations           $   1.83         $   1.74
  Earnings per Unit                $   1.83         $   1.93

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the periods presented, or of future results of operations of the entities. Both acquisitions were accounted for under the purchase method of accounting.

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

4. DISCONTINUED OPERATIONS

On October 25, 2000, the Partnership sold BRC to Kinder Morgan Energy Partners, L.P. for $45,696,000 in cash. The sale resulted in a gain of $26,182,000 after a payment of $3,470,000 related to additional consideration payable to BRC's predecessor by the Partnership pursuant to the acquisition agreement entered into in March 1999. At September 30, 2001, $1,100,000 of the additional consideration remained payable. Proceeds from the sale were used to repay $26,000,000 of debt and for working capital purposes.

Results of BRC's operations are reported as a discontinued operation for all periods presented in the accompanying financial statements. BRC operated as a subsidiary of the Partnership for the period of March 4, 1999 through October 25, 2000. Summarized operating results of BRC were as follows for the periods indicated below:

                         July 1, 2000         January 1, 2000
                            through               through
                      September 30, 2000     September 30, 2000
                      ------------------     ------------------
                                   (In thousands)

      Refining revenue      $66,704             $158,238
      Operating income      $ 3,422             $  5,072
      Net income            $ 3,465             $  5,203

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

6. LONG-TERM DEBT

As of September 30, 2001, the Partnership had $240 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent.

In September 2001, the Partnership entered into a $262.5 million 5-year Revolving Credit Agreement and an $87.5 million 364-day Revolving Credit Agreement (the "Credit Facilities") with a syndicate of banks led by SunTrust Bank. These Credit Facilities permit borrowings of up to $350 million subject to certain limitations contained in the Credit Facility agreements. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate ("LIBOR") at the option of Buckeye Pipe Line Co., L.P. ("Buckeye"). At September 30, 2001, the Partnership had borrowed $100 million under these Credit Facilities at a LIBOR pricing option rate of 3.115 percent. The Credit Facility agreements contain certain covenants that affect Buckeye and the Partnership. Generally, the Credit Facility (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios contained in the Credit Facility agreements (b) prohibits Buckeye from creating or incurring certain liens on its property, (c) prohibits the Partnership or Buckeye from disposing of property which is material to its operations, and (d) limits consolidation, merger and asset transfers by Buckeye and the Partnership. Concurrent with the above transaction, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement with First Union National Bank ("First Union") and its $30 million Loan Agreement with First Union. Those agreements were terminated with the repayment of the borrowings.

The fair value of the Partnership's debt is estimated to be $347 million and $283 million as of September 30, 2001 and December 31, 2000, respectively. The values at September 30, 2001 and December 31, 2000 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

7. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                          General   Limited
                                          Partner   Partners    Total
                                          -------   --------    -----
                                                (In thousands)

           Partners' Capital - 1/1/01    $2,831    $346,551    $349,382
           Net income                       405      47,274      47,679
           Distributions                   (445)    (49,041)    (49,486)
           Exercise of unit options           -       1,419       1,419
                                         ------    --------    --------
           Partners' Capital - 9/30/01   $2,791    $346,203    $348,994
                                         ======    ========    ========

The following is a reconciliation of basic and dilutive income from continuing operations per Partnership Unit for the three month and nine month periods ended September 30:


                                        Three Months Ended September 30,
                            -------------------------------------------------
                                     2001                       2000
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $16,706                   $14,471
                            -------                   -------
 Basic earnings per
  Partnership Unit           16,706   27,150   $0.62   14,471   27,069   $0.53

 Effect of dilutive
  securities - options            -       53   (0.01)       -       68       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $16,706   27,203   $0.61  $14,471   27,137   $0.53
                            =======   ======   =====  =======   ======   =====


                                     Nine Months Ended September 30,
                            -------------------------------------------------
                                     2001                       2000
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $47,679                   $42,779
                            -------                   -------

 Basic earnings per
  Partnership Unit           47,679   27,121   $1.76   42,779   27,055   $1.58

 Effect of dilutive
  securities - options            -       70   (0.01)       -       76       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $47,679   27,191   $1.75  $42,779   27,131   $1.58
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

The Partnership declared a cash distribution of $0.625 per unit payable on November 30, 2001 to Unitholders of record on November 6, 2001. The total distribution will amount to approximately $16,975,000.

9. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $3,114,000 and $5,581,000 due the General Partner as of September 30, 2001 and December 31, 2000, respectively.

10. ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Beginning with the effective date, goodwill will no longer be subject to amortization but will be subject to an annual impairment test. The Partnership is currently evaluating the provisions of SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Partnership is currently evaluating the provisions of SFAS 144.

11. SUBSEQUENT EVENTS

On October 11, 2001, an additional bank joined the Credit Facilities adding $20 million of additional borrowing capacity, bringing borrowing capacity to a total of $370 million. The Partnership now has capacity of $277.5 million under its 5-year Revolving Credit Agreement and $92.5 available under its 364-day Revolving Credit Agreement.

On October 29, 2001, the Partnership purchased 6,805 shares of common stock of West Shore Pipe Line Company ("West Shore"), representing 18.52 percent of West Shore capital stock outstanding. The purchase price was approximately $23.1 million. West Shore owns and operates a refined products pipeline system that originates in the Chicago, Illinois area with segments that extend north to Green Bay, Wisconsin and northwest to Madison, Wisconsin.

Item 2. Management's  Discussion and  Analysis  of  Financial
        Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter

Revenue from the transportation of refined petroleum products for the third quarter 2001 was $58.7 million or 11.6 percent greater than revenue of $52.6 million for the third quarter 2000. Included in third quarter 2001 revenue is $2.2 million from two months of NORCO Operations. Volumes for the third quarter of 2001 were 1,095,600 barrels per day, 44,000 barrels per day or 4.2 percent greater than volumes of 1,051,600 barrels per day for the third quarter 2000. Included in third quarter volumes are two months of NORCO volumes of 17,900 barrels per day. Average transportation revenue was 53.7 cents per barrel during the third quarter 2001 as compared to 50.9 cents per barrel during the third quarter 2000. Gasoline volumes, excluding NORCO, were
4.1 percent greater during the third quarter 2001 than the third quarter 2000. In the East, gasoline volumes increased by approximately 27,600 barrels per day, or 12.2 percent, primarily due to increases in deliveries to the Pittsburgh, Pennsylvania and upstate New York areas. In the Midwest, gasoline volumes decreased by approximately 9,200 barrels per day, or 5.1 percent, primarily due to lower business to Detroit and Bay City, Michigan. Increases in deliveries to Flint, Michigan partially offset the declines to Detroit and Bay City. Distillate volumes, excluding NORCO, were 2.2 percent greater during the third quarter 2001 than the third quarter 2000. In the East, distillate volumes were up by approximately 7,600 barrels per day, or 5.7 percent, due to increased deliveries to the Pittsburgh and Harrisburg, Pennsylvania markets. In the Midwest, volumes decreased by 5,000 barrels per day, or 6.9 percent, as demand was weak throughout the entire system. Turbine fuel volumes were 5.0 percent lower during the third quarter 2001 than the third quarter 2000. NORCO does not transport turbine fuel. Volumes to all major airports declined as a result of reduced flight activity following the terrorist attacks on September 11, 2001. LPG volumes were 93.7 percent greater during the third quarter 2001 than the third quarter 2000. NORCO does not transport LPG product. The increase in LPG volumes is related to additional business at Lima, Ohio.

The outlook for recovery of turbine fuel volumes is uncertain due to airline schedule reductions and reduced consumer air travel. Although the Partnership anticipates fourth quarter 2001 turbine fuel volumes to be 10 to 20 percent below fourth quarter 2000 levels, turbine fuel revenue constitutes only approximately 15 percent of the Partnership's revenues. The Partnership expects that any revenue decline in the fourth quarter of this year resulting from lower turbine fuel shipments will be substantially offset by higher revenues from increasing gasoline and distillate volumes along with cost saving initiatives currently being implemented by the Partnership.

Costs and expenses for the third quarter 2001 were $34.1 million compared to $30.5 million for the third quarter 2000. Of the $3.6 million increase in expenses, $1.2 million is related to two months of NORCO Operations. Other increases of $2.4 million are primarily related to increased payroll and benefits, an increase in the use of outside services, increased power costs related to additional pipeline deliveries and increased costs on Buckeye Gulf Coast Pipe Lines, LLC ("BGC") related to additional services being provided.

First Nine Months

Revenue from the transportation of refined petroleum products for the first nine months of 2001 was $169.9 million or 11.4 percent greater than revenue of $152.5 million for the first nine months of 2000. Included in the first nine months of 2001 revenue is $2.2 million from two months of NORCO Operations. Volumes for the first nine months of 2001 were 1,089,400 barrels per day, 43,700 barrels per day or 4.2 percent greater than volumes of 1,045,700 barrels per day for the first nine months of 2000. Included in the first nine months of 2001 volumes are two months of NORCO volumes of 6,000 barrels per day. Average transportation revenue was 51.9 cents per barrel during the first nine months of 2001 as compared to 50.1 cents per barrel during the first nine months of 2000. Gasoline volumes, excluding NORCO, were 1.8 percent greater during the first nine months of 2001 than the first nine months of 2000. In the East, gasoline volumes increased by approximately 12,400 barrels per day, or 5.5 percent. Demand for gasoline was strong throughout the majority of the Eastern products system. In the Midwest, gasoline volumes decreased by approximately 3,800 barrels per day, or 2.1 percent, primarily due to lower business to the Bay City, Michigan area. Increases in deliveries to Flint, Michigan and Columbus, Ohio partially offset the declines to Bay City. Distillate volumes, excluding NORCO, were 9.6 percent greater during the first nine months of 2001 than the first nine months of 2000. In the East, distillate volumes were up by approximately 17,000 barrels per day, or 13.0 percent. Demand for distillate products has been strong throughout most of the Eastern products region. In the Midwest distillate volumes were comparable to the 2000 level. Turbine fuel volumes were 0.4 percent lower during the first nine months of 2001 than the first nine months of 2000. NORCO does not transport turbine fuel. Volumes to most major airports declined as a result of reduced flight activity following the terrorist attacks on September 11, 2001. The third quarter 2001 decrease in turbine fuel volumes comes after a
2.0 percent increase that occurred during the first six months of 2001 and the commencement of deliveries to San Diego airport in May, 2001. LPG volumes were
45.1 percent greater during the first nine months of 2001 than the first nine months of 2000. NORCO does not transport LPG product. The increase in LPG volumes is related to additional business at Lima, Ohio. In addition, revenue generated by BGC increased $3.4 million as a result of additional contract services while BT revenues increased $2.5 million as a result of the Agway terminal acquisition last year.

Costs and expenses for the first nine months of 2001 were $100.5 million compared to $89.0 million for the first nine months of 2000. Of the $11.5 million increase in expenses, $1.2 million is related to two months of NORCO Operations and $3.0 million is related to nine months of BT operations in 2001 versus three months of operations in 2000. Other increases of $7.3 million are primarily related to increased payroll and benefits, an increase in the use of outside services, increased power costs related to additional pipeline deliveries and increased costs on BGC related to additional services being provided.

Discontinued Operations

During the first nine months of 2000, net income of $5.2 million from the discontinued operations of BRC resulted from revenues of $158.2 million offset by costs and expenses of $153.0 million. BRC was sold to Kinder Morgan Energy Partners, L.P. for an aggregate sale price of $45.7 million on October 25, 2000. The sale resulted in a gain of $26.2 million during the fourth quarter of 2000. The Partnership's refining segment, reported as discontinued operations, was subject to competition from other refiners and marketers of refined petroleum products and was subject to market price risks representing the difference between the purchase cost of transmix and the market price of refined petroleum products at the time of resale. In order to reduce the level of market price risk the General Partner adopted a policy of hedging a substantial portion of BRC's exposure to inventory price fluctuations with commodity futures contracts for the sale of gasoline and fuel oil.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 2001 and December 31, 2000 is highlighted in the following comparative summary:

Liquidity and Capital Indicators                 As of
                                        -----------------------
                                        9/30/01        12/31/00
                                        -------        --------
Current ratio                           1.7 to 1       2.0 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                    0.8 to 1       1.5 to 1
Working  capital  - in thousands        $16,831         $28,749
Ratio of total debt to total capital    .49 to 1       .45 to 1
Book value (per Unit)                   $12.85         $12.91

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has the ability to borrow up to $350 million under its Credit Facilities. $350 million of the Credit Facilities is available until September 2002 with $262.5 million available thereafter until September 2006. At September 30, 2001 there was $100.0 million borrowed under the Credit Facilities.

Cash Provided by Operations

For the nine months ended September 30, 2001, net cash provided by continuing operations of $57.0 million was principally derived from $62.5 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $6.6 million. Accounts payable declined due to the payment of outstanding invoices while accrued and other current liabilities declined primarily as a result of payments to the General Partner for its services and payments of interest. Changes in non-current assets and liabilities resulted in a net cash source of $0.4 million.

Debt Obligation and Credit Facilities

In September 2001, the Partnership entered into a $262.5 million 5-year Revolving Credit Agreement and an $87.5 million 364-day Revolving Credit Agreement (the "Credit Facilities") with a syndicate of banks led by SunTrust Bank. These Credit Facilities permit borrowings of up to $350 million subject to certain limitations contained in the Credit Facility agreements. Borrowings bear interest at the bank's base rate or at a rate based on LIBOR at the option of Buckeye. At September 30, 2001, the Partnership had borrowed $100 million under these Credit Facilities at a LIBOR pricing option rate of
3.115 percent. Also in September 2001 and concurrent with the above transaction, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement with First Union National Bank ("First Union") and its $30 million Loan Agreement with First Union. These agreements were terminated with the repayment of the borrowings.

At September 30, 2001, the Partnership had $340.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $100 million of borrowings under the Credit Facilities. The weighted average interest rate on all debt outstanding at September 30, 2001 was 5.81 percent. Capital Expenditures

At September 30, 2001 approximately 86 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 2001 totaled $24.9 million and were $3.5 million less than capital expenditures for the nine months ended September 30, 2000. The Partnership continues to make capital expenditures in connection with the automation of its pipeline facilities and improvements to its facilities in order to increase capacity, reliability, integrity and efficiency. Estimated total capital expenditures for 2001, exclusive of acquisitions, amount to $32.2 million.

OTHER MATTERS

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Beginning with the effective date, goodwill will no longer be subject to amortization but will be subject to an annual impairment test. The Partnership is currently evaluating the provisions of SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Partnership is currently evaluating the provisions of SFAS 144.

Forward Looking Statements

This  SEC  Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that the General Partner believes to be reasonable at the time of filing of this Form 10-Q. Actual results may differ significantly because of risks and uncertainties that are difficult to predict and many of which are beyond the control of the Partnership. You should read the Partnership's Annual Report on Form 10-K for a more extensive list of factors that could affect results. Among them are the demand for petroleum products in the market areas served by the Partnership, government regulation, adverse weather conditions, interest rates and general economic conditions. The Partnership undertakes no obligation to revise its forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures  about  Market
        Risk

The Partnership is exposed to market risks resulting from changes in interest rates. Market risk represents the risk of loss that may impact the Partnership's results of operations, the consolidated financial position or operating cash flows. The Partnership is not exposed to any market risk due to rate changes on its fixed-rate Senior Notes but is exposed to market risk related to the interest rate on its Credit Facilities.

Market Risk - Trading Instruments (discontinued operations)

Prior to the sale of BRC, the Partnership hedged a substantial portion of its exposure to inventory price fluctuations related to its BRC business with commodity futures contracts for the sale of gasoline and fuel oil. Earnings from discontinued operations of $5.2 million, for the period ended September 30, 2000, included losses of $6.5 million related to commodity futures contracts.

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Facilities due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At September 30, 2001, the Partnership had $100.0 million in outstanding debt under its Credit Facilities that was subject to market risk. A 1 percent increase or decrease in the applicable rate under the Credit Facilities will result in an interest expense fluctuation of approximately $1.0 million per year. As of December 31, 2000, the Partnership had $43.0 million in outstanding debt under its subsequently terminated Credit Agreement that was subject to market risk.

                   Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
    None

(b) No  reports on Form 8-K were filed during the quarter ended
    September 30, 2001.

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



Dated:  October 24, 2001           By: /s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)