Form 10-K405
period 2001-12-31
BUCKEYE PARTNERS L P
filed 2002-03-28
CIK 805022

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
   (Mark One)

              |X|Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                                       OR

            |_|Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the transition period from       to

                         Commission file number 1-9356

                             Buckeye Partners, L.P.
             (Exact name of registrant as specified in its charter)


               Delaware                                 23-2432497
   -------------------------------                ----------------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                Identification number)

       5 Radnor Corporate Center
          100 Matsonford Road
          Radnor, Pennsylvania                            19087
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (484) 232-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
LP Units representing limited partnership interests.... New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   At March 20, 2002, the aggregate market value of the registrant's LP Units held by non-affiliates was $960 million. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

   LP Units outstanding as of March 20, 2002: 26,924,546
===============================================================================

                    [THIS PAGE IS INTENTIONALLY LEFT BLANK]

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I
Item 1.     Business ................................................................................     4
Item 2.     Properties ..............................................................................    16
Item 3.     Legal Proceedings .......................................................................    16
Item 4.     Submission of Matters to a Vote of Security Holders .....................................    17

PART II
Item 5.     Market for the Registrant's LP Units and Related Unitholder Matters .....................    18
Item 6.     Selected Financial Data .................................................................    19
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations .................................................................    20
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ..............................    29
Item 8.     Financial Statements and Supplementary Data .............................................    30
Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ..................................................................    58

PART III
Item 10.    Directors and Executive Officers of the Registrant ......................................    58
Item 11.    Executive Compensation ..................................................................    60
Item 12.    Security Ownership of Certain Beneficial Owners and Management ..........................    61
Item 13.    Certain Relationships and Related Transactions ..........................................    62

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................    65

                                     PART I


Item 1.  Business

Introduction

   Buckeye Partners, L.P. (the "Partnership"), the Registrant, is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership's principal line of business is the transportation of refined petroleum products for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership.

   The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Pipe Line Holdings, L.P. ("BPH" formerly Buckeye Tank Terminals, L.P.). (Each of Buckeye, Laurel, Everglades and BPH is referred to individually as an "Operating Partnership" and collectively as the "Operating Partnerships"). The Partnership owns approximately a 99 percent interest in each of the Operating Partnerships. BPH owns directly, or indirectly, a 100 percent interest in each of Buckeye Terminals, LLC ("BT"), Norco Pipe Line Company, LLC ("Norco") and Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"). BPH also owns a 75 percent interest in WesPac Pipeline-Reno Ltd., WesPac Pipeline-San Diego, Ltd. and related WesPac entities (collectively known as "WesPac") and an 18.52 percent interest in West Shore Pipe Line Company.

   Buckeye Pipe Line Company (the "General Partner") serves as the general partner to the Partnership. As of December 31, 2001, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an effective 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company ("BMC"). BMC is a wholly-owned subsidiary of Glenmoor, Ltd. ("Glenmoor"). Glenmoor is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain other management employees of Buckeye Pipe Line Services Company ("Services Company").

   Services Company employs a significant portion of the employees that work for the Operating Partnerships. At December 31, 2001, Services Company had 492 full-time employees. Services Company entered into a Services Agreement with BMC and the General Partner in August 1997 to provide services to the Partnership and the Operating Partnerships through March 2011. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, which in turn are reimbursed by the Partnership, except for certain executive compensation costs. BT, Norco and BGC directly employed 109 full-time employees at December 31, 2001.

   Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,909 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Norco runs a 482-mile pipeline in Indiana, Illinois and Ohio. Everglades owns 37 miles of refined petroleum products pipeline in Florida. Buckeye, Laurel, Norco and Everglades conduct the Partnership's refined products pipeline business. BPH, through facilities it owns in Taylor, Michigan, provides bulk storage service with an aggregate capacity of 260,000 barrels of refined petroleum products. BT, with facilities located in New York, Pennsylvania, Ohio, Indiana and Illinois provides bulk storage services with an aggregate capacity of 4,848,000 barrels of refined petroleum products. BGC is a contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC also provides engineering and construction management services to major chemical companies in the Gulf Coast area. WesPac provides turbine fuel transportation services to the Reno/Tahoe International Airport through a 3.0-mile pipeline and to the San Diego International Airport through a 4.3-mile pipeline.

   In March 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG") for approximately $13.7 million. The Partnership operated the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). BRC was sold to Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") on October 25, 2000 for approximately $45.7 million. BRC processed transmix at its Indianola, Pennsylvania and Hartford, Illinois refineries. Transmix represents refined petroleum products, primarily fuel oil and gasoline that becomes commingled during normal pipeline operations. The refining process produced separate quantities of fuel oil, kerosene and gasoline that BRC then marketed at the wholesale level.

   In March 1999, the Partnership also acquired pipeline operating contracts and a 16-mile pipeline from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull") for approximately $5.8 million. The Partnership operates the assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC. BGC is an owner and contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC leases its 16-mile pipeline to a major chemical company.

   In June 2000, the Partnership also acquired six petroleum products terminals from Agway Energy Products LLC for approximately $20.7 million. The terminals acquired had an aggregate capacity of approximately 1.8 million barrels and are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The Partnership operates the assets acquired from Agway under the name of Buckeye Terminals, LLC.

   On July 31, 2001, the Partnership acquired a refined products pipeline system and related terminals from affiliates of TransMontaigne Inc. for approximately $62.3 million. The assets included a 482-mile refined petroleum products pipeline that runs from Hartsdale, Indiana west to Fort Madison, Iowa and east to Toledo, Ohio, with an 11-mile pipeline connection between major storage terminals in Hartsdale and East Chicago, Indiana. These assets are operated by the Partnership under the name of Norco Pipe Line Company, LLC. The acquired assets also included 3.2 million barrels of pipeline storage and trans-shipment facilities in Hartsdale and East Chicago, Indiana and Toledo, Ohio; and four petroleum products terminals located in Bryan, Ohio; South Bend and Indianapolis, Indiana; and Peoria, Illinois. The storage and terminal assets are operated by Buckeye Terminals, LLC.

   On October 29, 2001, the Partnership acquired 6,805 shares of common stock of West Shore Pipe Line Company ("West Shore") from TransMontaigne Pipeline Inc. for approximately $23.3 million. The common stock represents an 18.52 percent interest in West Shore. West Shore owns and operates a pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to users in northern Illinois and Wisconsin. The other stockholders of West Shore are major oil companies. The pipeline is operated under contract by Citgo Pipeline Company. The investment in West Shore is accounted for using the cost basis of accounting.

   In 1999 and 2000, the Partnership had two segments, the refined products transportation segment and the refining segment. Prior to 1999 the Partnership had only one segment, namely, the refined products transportation segment. The refining segment was disposed of in October 2000. The refining segment's results of operations are now being reported as discontinued operations in 1999 and 2000. Consequently, the Partnership has only the refined products transportation segment.

Refined Products Transportation

   The Partnership receives petroleum products from refineries, connecting pipelines and marine terminals, and transports those products to other locations. In 2001, refined petroleum products transportation accounted for substantially all of the Partnership's consolidated revenues and consolidated operating income.

   The Partnership transported an average of approximately 1,090,400 barrels per day of refined products in 2001. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

      Volume and Percentage of Refined Petroleum Products Transported (1)

                    (Volume in thousands of barrels per day)


                                                    Year ended December 31,
                                  -----------------------------------------------------------
                                        2001                 2000                 1999
                                  -----------------    -----------------    -----------------
                                  Volume    Percent    Volume    Percent    Volume    Percent
                                  ------    -------    ------    -------    ------    -------
Gasoline .....................     540.7       50       526.7       50        531.9      50
Jet Fuels ....................     260.0       24       270.9       26        265.9      25
Middle Distillates (2) .......     266.8       24       248.6       23        240.2      23
Other Products ...............      22.9        2        15.3        1         18.1       2
                                 -------      ---     -------      ---      -------     ---
Total ........................   1,090.4      100     1,061.5      100      1,056.1     100
                                 =======      ===     =======      ===      =======     ===

---------------
(1) Excludes local product transfers.
(2) Includes diesel fuel, heating oil, kerosene and other middle distillates.

   The Partnership provides service in the following states: Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut,
Massachusetts, Texas, Nevada, California and Florida.

 Pennsylvania--New York--New Jersey

   Buckeye serves major population centers in the states of Pennsylvania, New York and New Jersey through 943 miles of pipeline. Refined petroleum products are received at Linden, New Jersey. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west, through a connection with Laurel, to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica and Rochester and, via a connecting carrier, Buffalo). Products received at Linden, New Jersey are also transported through one line to Newark International Airport and through two additional lines to J. F. Kennedy International and LaGuardia airports and to commercial bulk terminals at Long Island City and Inwood, New York. These pipelines supply J. F. Kennedy, LaGuardia and Newark airports with substantially all of each airport's jet fuel requirements.

   Laurel transports refined petroleum products through a 345-mile pipeline extending westward from five refineries in the Philadelphia area to Reading, Harrisburg, Altoona /Johnstown and Pittsburgh, Pennsylvania and into eastern Ohio.

 Indiana--Ohio--Michigan--Illinois

   Buckeye and Norco transport refined petroleum products through 1,854 miles of pipeline (of which 246 miles are jointly owned with other pipeline companies) in southern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio, through Toledo, Ohio to Detroit, Michigan. Products are received at East Chicago, Indiana; Robinson, Illinois and at the refinery and other pipeline connection points near Detroit, Toledo and Lima. Major market areas served include Peoria, Illinois; Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

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

Other Business Activities

   BPH provides bulk storage services through facilities located in Taylor, Michigan that have the capacity to store an aggregate of approximately 260,000 barrels of refined petroleum products.

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

   BT, operates 15 terminals located in New York, Pennsylvania, Ohio, Indiana and Illinois that provide bulk storage and throughput services and have the capacity to store an aggregate of approximately 4,848,000 barrels of refined petroleum products.

   WesPac Pipeline-Reno Ltd., completed a 3.0-mile pipeline in November 1999 serving the Reno/Tahoe International Airport. WesPac Pipeline -- San Diego Ltd. completed a 4.3-mile pipeline in May 2001 serving the San Diego International Airport. WesPac is a joint venture between BPH and Kealine Partners in which BPH owns a 75 percent ownership interest. The Partnership also provides $9.5 million in debt financing to WesPac entities.

   West Shore owns and operates a pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to users in northern Illinois and Wisconsin. The other stockholders of West Shore are major oil companies. The pipeline is operated under contract by Citgo Pipeline Company.

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

   The Partnership's business may in the future be affected by changing oil prices or other factors affecting demand for oil and other fuels. The Partnership's business may also be impacted by energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies. The General Partner is unable to predict the effect of such factors.

   Approximately 86 percent of the refined petroleum products transported by the Partnership's pipelines is ultimately used as fuel for motor vehicles and aircraft. Changes in transportation and travel patterns in the areas served by the Partnership's pipelines as well as further improvements in average fuel efficiency could adversely affect the Partnership's results of operations and financial condition.

   In 2001, the transportation business had approximately 110 customers, most of which were either major integrated oil companies or large refined product marketing companies. The largest two customers accounted for 9.3 percent and
6.5 percent, respectively, of transportation revenues, while the 20 largest customers accounted for 72.0 percent of consolidated transportation revenues.

   Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Operating Partnerships' most significant competitors for large volume shipments are other pipelines, many of which are owned and operated by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Operating Partnerships' pipeline system will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Operating Partnerships in particular locations. In the Midwest, several petroleum product pipeline expansions and two new petroleum product pipeline construction projects are in various stages of completion. Generally, these projects will increase the capacity to bring additional refined products into the Partnership's service area. Because the Operating Partnership's owns multiple pipelines throughout the Partnership's service area and these projects do not impact local petroleum product supply and demand, the General Partner believes that the completion of these pipeline projects may result in volumes shifting from one Operating Partnership pipeline segment to another, but will not, in the aggregate, have a material adverse effect on the Operating Partnership's results of operations or financial condition.

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

   Privately arranged exchanges of product between marketers in different locations are an increasing but non-quantified form of competition. Generally, such exchanges reduce both parties' costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

   Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. In recent years, domestic refining capacity has both increased and decreased as a result of refinery expansions and shutdowns. Because the Partnership's business is largely driven by the consumption of fuel in its delivery areas and the Operating Partnerships' pipelines have numerous source points, the General Partner does not believe that the expansion or shutdown of any particular refinery would have a material effect on the business of the Partnership. However, the General Partner is unable to determine whether additional expansions or shutdowns will occur or what their specific effect would be. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Competition and Other Business Conditions."

   The Operating Partnerships' mix of products transported tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, operations have been only moderately seasonal, with somewhat lower than average volume being transported during March, April and May and somewhat higher than average volume being transported in November, December and January.

   Neither the Partnership nor any of the Operating Partnerships, other than BPH's subsidiaries, has any employees. The Operating Partnerships are managed and operated by employees of Services Company, BGC, Norco and BT. In addition, Glenmoor provides certain management services to BMC, the General Partner and Services Company. At December 31, 2001, Services Company had a total of 492 full-time employees, 12 of whom were represented by two labor unions. At December 31, 2001, BGC had a total of 51 full-time, non-union employees, Norco had a total of 35 full-time, non-union employees and BT had a total of 23 full-time, non-union employees. The Operating Partnerships (and their predecessors) have never experienced any significant work stoppages or other significant labor problems.

Capital Expenditures

   The General Partner anticipates that the Partnership will continue to make ongoing capital expenditures to maintain and enhance its assets and properties, including improvements to meet customers' needs and those required to satisfy new environmental and safety standards. In 2001, total capital expenditures were $36.7 million. Projected capital expenditures in 2002 amount to approximately $30 million and are expected to be funded from cash generated by operations and the Partnership's existing credit facility. Planned capital expenditures in 2002 include, among other things, various improvements that enhance pipeline integrity, facilitate increased pipeline volumes, renewal and replacement of tank floors and roofs, upgrades to field instrumentation and cathodic protection systems and installation and replacement of mainline pipe and valves. In addition to the above planned 2002 capital expenditures, BGC has entered into a construction management agreement with three major petrochemical companies to construct a 90-mile pipeline. At December 31, 2001, the project was in the right-of-way acquisition and design stage. Construction is to begin during the first quarter 2002 and be completed during 2002. Depending upon the outcome of financial terms and conditions of the ownership agreement, the General Partner expects to be a co-owner of the pipeline with a potential capital investment of up to $25 million. This project will be funded by the Partnership's existing credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Expenditures."

Regulation

 General

   Buckeye and Norco are interstate common carriers subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and non-discriminatory. FERC regulation also enforces common carrier obligations and specifies a uniform system of accounts. In addition, Buckeye, Norco and the other Operating Partnerships are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

   The Operating Partnerships are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety.

 FERC Rate Regulation

   Buckeye's rates are governed by a market-based rate regulation program initially approved by FERC in March 1991 and subsequently extended. Under this program, in markets where Buckeye does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15 percent over any two-year period (the "rate cap"), and (b) will be allowed to become effective without suspension or investigation if they do not exceed a "trigger" equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2 percent. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume weighted average rate increase in markets where Buckeye does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume weighted average rate decrease in markets where Buckeye does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye's rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates are unduly discriminatory, or that Buckeye has acquired significant market power in markets previously found to be competitive.

   The Buckeye program is an exception to the generic oil pipeline regulations issued under the Energy Policy Act of 1992. The generic rules rely primarily on an index methodology, whereby a pipeline is allowed to change its rates in accordance with an index (currently the Producer Price Index less 1 percent) that FERC believes reflects cost changes appropriate for application to pipeline rates. Alternatively, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. In addition, the rules provide for the rights of both pipelines and shippers to demonstrate that the index should not apply to an individual pipeline's rates in light of the pipeline's costs. The final rules became effective on January 1, 1995.

   The Buckeye program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations. FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye's program. The General Partner cannot predict the impact that any change to Buckeye's rate program would have on Buckeye's operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

   Norco's tariff rates are governed by the generic FERC index methodology, and therefore are subject to change annually according to the index.

Environmental Matters

   The Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Partnerships comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or injuries to persons resulting from the operations of the Operating Partnerships, could result in substantial costs and liabilities to the Partnership. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Matters."

   The Oil Pollution Act of 1990 ("OPA") amended certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to petroleum product spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws that may impose additional regulatory burdens on the Partnership.

   Contamination resulting from spills or releases of refined petroleum products is not unusual in the petroleum pipeline industry. The Operating Partnerships' pipelines cross numerous navigable rivers and streams. Although the General Partner believes that the Operating Partnerships comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to the Partnership.

   The Resource Conservation and Recovery Act ("RCRA"), as amended, establishes a comprehensive program of regulation of "hazardous wastes." Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of these regulations, certain wastes typically generated by pipeline operations are considered "hazardous wastes" which are subject to rigorous disposal requirements.

   The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate "hazardous substances." As a result, to the extent a hazardous substance generated by the Operating Partnerships or their predecessors may have been released or disposed of in the past, the

Operating Partnerships may in the future be required to remedy contaminated property. Governmental authorities such as the Environmental Protection Agency, and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Partnerships may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Partnerships may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

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

   In 1986, certain predecessor companies acquired by the Partnership, namely Buckeye Pipe Line Company and its subsidiaries ("Pipe Line"), entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection and Energy under the New Jersey Environmental Cleanup Responsibility Act of 1983 ("ECRA") relating to all six of Pipe Line's facilities in New Jersey. The ACO permitted the 1986 acquisition of Pipe Line to be completed prior to full compliance with ECRA, but required Pipe Line to conduct in a timely manner a sampling plan for environmental conditions at the New Jersey facilities and to implement any required clean-up plan. Sampling continues in an effort to identify areas of contamination at the New Jersey facilities, while clean-up operations have begun and have been completed at certain of the sites. The obligations of Pipe Line were not assumed by the Partnership and the costs of compliance have been and will continue to be paid by American Financial Group, Inc. ("American Financial"). Through December 2001, Buckeye's costs of approximately $2,546,000 have been paid by American Financial.

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

   HLPSA requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in environmentally sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. In this connection, effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks must have been qualified under the program by October 28, 2002. The General Partner has identified the tasks that must be performed to comply with this rule and has filed its written plan as required. In addition, on December 1, 2000, DOT published notice of final rulemaking for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline). This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. They are required to develop "Baseline Assessment Plans" for evaluating the integrity of each pipeline segment by March 31, 2002 and complete an assessment of the highest risk 50 percent of line segments by September 30, 2004, with full assessment of the remaining 50 percent by March 31, 2008. Pipeline operators will thereafter be required to re-assess each affected segment in five-year intervals. The General Partner believes that the Operating Partnerships' operations currently comply in all material respects with HLPSA. However, the industry, including the Partnership, will, in the future, incur additional maintenance capital expenditures and are likely to incur increased operating costs based on these and other regulations that could be issued by DOT pursuant to HLPSA. During 2001, the maintenance portion of the Partnership's capital budget increased approximately $8 to $10 million to approximately $24 million. The General Partner expects maintenance capital expenditures to continue at this level for at least the next five years in order to complete its initial assessment and pipeline improvements required by HLPSA. Once this initial assessment is complete, re-assessments are expected to cost significantly less and will be expensed, adding to the Partnership's operating costs. The General Partner believes these additional capital and operating expenditures with respect to HLSPA requirements will be offset, to some degree, by a reduced need for other facility improvements and lower operating expenses associated with improved pipeline facilities.

   The Operating Partnerships are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The General Partner believes that the Operating Partnerships' operations comply in all material respects with OSHA requirements, including general industry standards, record- keeping, hazard communication requirements and monitoring of occupational exposure to benzene and other regulated substances.

   The General Partner cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations would increase operating costs and impose additional capital expenditure requirements on the Partnership, but the General Partner does not presently expect that such costs or capital expenditure requirements would have a material adverse effect on the Partnership's results of operations or financial condition.

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

 State Tax Treatment

   During 2001, the Partnership owned property or conducted business in the states of Pennsylvania, New York, New Jersey, Indiana, Ohio, Michigan, Illinois, Connecticut, Massachusetts, Florida, Texas, Nevada and California. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

 Certain Tax Consequences to Unitholders

   Upon formation of the Partnership in 1986, the General Partner elected twelve-year straight-line depreciation for tax purposes. For this reason, starting in 1999, the amount of depreciation available to the Partnership has been reduced significantly and taxable income has increased accordingly. Unitholders, however, will continue to offset Partnership income with individual LP Unit depreciation under their IRC section 754 election. Each Unitholder's tax situation will differ depending upon the price paid and when LP Units were purchased. Generally, those who purchased LP Units within the past few years will have adequate depreciation to offset a considerable portion of Partnership income, while those who purchased LP Units more than several years ago will experience the full increase in taxable income. Unitholders are reminded that, in spite of the additional taxable income beginning in 1999, the current level of cash distributions exceed expected tax payments. Furthermore, sale of LP Units will result in taxable ordinary income as a consequence of depreciation recapture. UNITHOLDERS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS TO THEIR INVESTMENT IN LP UNITS.

Item 2.  Properties

   As of December 31, 2001, the principal facilities of the Partnership included 3,761 miles of 6-inch to 24-inch diameter pipeline, 49 pumping stations, 90 delivery points, various sized tanks having an aggregate capacity of approximately 14.7 million barrels and 15 bulk storage and terminal facilities. The Operating Partnerships and their subsidiaries own substantially all of their facilities.

   In general, the Partnership's pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Partnerships' and their subsidiaries rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. Certain portions of Buckeye's pipeline in Connecticut and Massachusetts are subject to security interests in favor of the owners of the right-of-way to secure future lease payments. The Operating Partnerships and their subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and the General Partner has no reason to expect any such revocation or lapse in the foreseeable future. Most pumping stations and terminal facilities are located on land owned by the Operating Partnerships or their subsidiaries.

   The General Partner believes that the Operating Partnerships and their subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Partnerships' and their subsidiaries title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by the General Partner to interfere materially with the conduct of the Operating Partnerships' or their subsidiaries' businesses.

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

   With respect to environmental litigation, certain Operating Partnerships (or their predecessors) have been named in the past as defendants in lawsuits or have been notified by federal or state authorities that they are potentially responsible parties ("PRPs") under federal laws or a respondent under state laws relating to the generation, disposal or release of hazardous substances into the environment. Typically, an Operating Partnership is one of many PRPs for a particular site and its contribution of total waste at the site is minimal. However, because

CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of an Operating Partnership in connection with such proceedings could be material.

   Although there is no material environmental litigation pending against the Partnership or the Operating Partnerships at this time, claims may be asserted in the future under various federal and state laws, but the amount of such claims or the potential liability, if any, cannot be estimated. See "Business--Regulation--Environmental Matters."

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II


Item 5.  Market for the Registrant's LP Units and Related Unitholder Matters

   The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. The high and low sales prices of the LP Units in 2001 and 2000, as reported in the New York Stock Exchange Composite Transactions, were as follows:

                                                2001                 2000
                                          -----------------    -----------------
Quarter                                    High       Low       High       Low
-------                                    ----       ---       ----       ---
First ................................   34.9900    28.3750    28.0000   25.0000
Second ...............................   38.1000    31.2700    27.8125   25.0625
Third ................................   38.0000    28.5000    28.8750   26.4375
Fourth ...............................   37.6400    34.5500    31.8750   27.6250


   During the months of December 2001 and January 2002, the Partnership gathered tax information from its known LP Unitholders and from brokers/ nominees. Based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 22,000.

   Cash distributions paid during 2000 and 2001 were as follows:

                                                                        Amount
Record Date                          Payment Date                      Per Unit
-----------                          ------------                      --------
February 4, 2000.................    February 29, 2000                   $0.600
May 4, 2000......................    May 31, 2000                        $0.600
August 4, 2000...................    August 31, 2000                     $0.600
November 6, 2000.................    November 30, 2000                   $0.600
February 6, 2001.................    February 28, 2001                   $0.600
May 4, 2001......................    May 31, 2001                        $0.600
August 6, 2001...................    August 31, 2001                     $0.625
November 6, 2001.................    November 30, 2001                   $0.625


   In general, the Partnership makes quarterly cash distributions of substantially all of its available cash less such retentions for working capital, anticipated expenditures and contingencies as the General Partner deems appropriate.

   On January 23, 2002, the Partnership announced a quarterly distribution of $0.625 per LP Unit payable on February 28, 2002, to Unitholders of record on February 6, 2002.

Item 6.  Selected Financial Data

   The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. In January 1998, the General
Partner approved a two-for-one unit split that became effective February 13, 1998. All unit and per unit information contained in this filing, unless otherwise noted, has been adjusted for the two for one split. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.


                                                                          Year Ended December 31,
                                                          ------------------------------------------------------
                                                            2001       2000        1999        1998       1997
                                                            ----       ----        ----        ----       ----
                                                                  (In thousands, except per unit amounts)
Income Statement Data:
   Transportation revenue (1).........................    $232,397   $208,632    $200,828    $184,477   $184,981
   Depreciation and amortization (2)..................      20,002     17,906      16,908      16,432     13,177
   Operating income (3) (4)...........................      98,331     91,475      95,936      74,358     72,075
   Interest and debt expense (5) (6) (7) (8)..........      18,882     18,690      16,854      15,886     21,187
   Income from continuing
    operations before
    extraordinary loss and
    discontinued operations...........................      69,402     64,467      71,101      52,007     48,807
   Net income.........................................      69,402     96,331      76,283      52,007      6,383
   Income per unit from continuing
    operations before
    extraordinary loss and
    discontinued operations...........................        2.56       2.38        2.63        1.93       1.92
   Net income per unit................................        2.56       3.56        2.82        1.93       0.25
   Distributions per unit.............................        2.45       2.40        2.18        2.10       1.72


                                                                               December 31,
                                                          ------------------------------------------------------
                                                            2001       2000        1999        1998       1997
                                                            ----       ----        ----        ----       ----
                                                                              (In thousands)
Balance Sheet Data:
   Total assets.......................................    $807,560   $712,812    $661,078    $618,099   $615,062
   Long-term debt ....................................     373,000    283,000     266,000     240,000    240,000
   General Partner's capital..........................       2,834      2,831       2,548       2,390      2,432
   Limited Partners' capital..........................     351,057    346,551     314,441     296,095    300,346
   Receivable from exercise of
    options...........................................         995         --          --          --         --


(1) Transportation revenue includes BGC revenue of $9,712,000 for 2001, $7,696,000 for 2000 and $3,715,000 for the period March 31, 1999 through
    December 31, 1999. Transportation revenue includes BT revenue of $7,317,000 for 2001, which includes $2,646,000 from Norco terminal operations for the period July 31, 2001 through December 31, 2001. Transportation revenue also includes BT transportation revenue of $1,881,000 for the period June 30, 2000 through December 31, 2000. Transportation revenue includes Norco pipe line revenue of $3,131,000 for the period July 31, 2001 through December 31, 2001.

(2) Depreciation and amortization includes $4,698,000 in each of 1998 through 2001 and $1,806,000 in 1997 for amortization of a deferred charge related to the issuance of LP Units, with a market value of $64,200,000, in connection with a restructuring of the ESOP that occurred in 1997.

(3) Operating income includes BGC operating income of $1,548,000 for 2001, $1,194,000 for 2000 and $488,000 for the period March 31, 1999 through December 31, 1999. Operating income includes BT operating income of $1,431,000 for 2001, which includes $1,245,000 from Norco terminal operations for the period July 31, 2001 through December 31, 2001. Operating income also includes BT operating income of $433,000 for the period June 30, 2000 through December 31, 2000. Operating income includes Norco pipe line operating income of $523,000 for the period July 31, 2001 through December 31, 2001.

(4) Operating income for 1999 includes a one-time property tax expense reduction of $11.0 million following the settlement of a real property tax dispute with the City and State of New York.

(5) In December 1997 Buckeye issued $240,000,000 of Senior Notes bearing interest ranging from 6.39 percent to 6.98 percent. Concurrently with the issuance of the Senior Notes, Buckeye extinguished $202,100,000 of First Mortgage Notes bearing interest ranging from 7.11 percent to 11.18 percent. The debt extinguishment resulted in an extraordinary loss of $42,424,000 consisting of $41,395,000 of prepayment premium and $1,029,000 in fees and expenses.

(6) In February and March 1999, Buckeye borrowed a total of $26,000,000 under its Credit Agreement. Borrowings under the Credit Agreement bear interest at the bank's base rate or at a rate based on the London interbank rate.

(7) In February, May, June and August 2000, Buckeye borrowed a total of $46,000,000 under its Credit Agreement. Borrowings under the Credit Agreement bear interest at the bank's base rate or at a rate based on the London interbank rate. In March and October 2000, Buckeye repaid $3,000,000 and $26,000,000 million, respectively, under the Credit Agreement.

(8) During 2001, the Partnership borrowed a total of $133,000,000 under new Credit Facilities, of which $43,000,000 was used to repay amounts outstanding under Buckeye's Credit Agreement. Borrowings under the Credit Facilities bear interest at the bank's base rate or at a rate based on the London interbank rate.

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

 2001 Compared With 2000

   Total revenue for the year ended December 31, 2001 was $232.4 million, $23.8 million or 11.4 percent greater than revenue of $208.6 million in 2000.
Revenue derived from the pipeline transportation of refined products was $206.7 million in 2001 compared to revenue derived from the pipeline transportation of refined products of $195.9 million in 2000. Of the $10.8 million increase in pipeline transportation revenue, $2.7 million of the increase is related to the Norco acquisition. Volumes delivered during 2001 averaged 1,090,400 barrels per day, 28,900 barrels per day or 2.7 percent greater than volume of 1,061,500 barrels per day delivered in 2000. The Norco acquisition represented 14,700 barrels per day of the volumes transported in 2001.

   Revenue from the transportation of gasoline increased by $5.5 million, or
5.4 percent, from 2000 levels, of which $1.2 million was related to the Norco acquisition. In the East, deliveries to the Pittsburgh, Pennsylvania and upstate New York areas increased on strong demand there. In the Midwest, volumes and revenue declined primarily as the result of decreased deliveries to the Bay City, Michigan area. Deliveries to Bay City were unusually high in 2000 following the closure of a refinery in that area.

   Revenue from the transportation of distillate volumes increased by $3.8 million, or 7.0 percent, over 2000 levels, of which $1.3 million was related to the Norco acquisition. Distillate deliveries for the year were up primarily due to the colder than normal weather experienced during the first and second quarter of 2001.

   Revenue from the transportation of jet fuel volumes decreased by $0.2 million, or 0.6 percent, from 2000 levels. Norco does not transport turbine fuel. In May, 2001 WesPac commenced turbine fuel deliveries to San Diego airport. This new business added $1.4 million to 2001 revenues. Through September 11, 2001, turbine fuel revenue was approximately 4 percent above prior year levels. However, the terrorist attacks of September 11th greatly curtailed air travel during the balance of September and the fourth quarter of 2001. Turbine fuel deliveries declined by 18 percent overall during the fourth quarter of 2001. Turbine fuel volumes improved in December 2001 as air travel began to recover but was still down by approximately 10 percent overall from December 2000 levels. Deliveries to New York area airports were particularly affected, with a 24 percent decline in October 2001 and a 28 percent decline in November 2001, and an 18 percent decline in December 2001 from year earlier volumes. This greater than average decline reflects the larger percentage of international flights at these airports as compared to other jet fuel delivery locations. The outlook for turbine fuel deliveries remains unclear due to continued airline schedule reductions, reduced consumer air travel and general economic uncertainty.

   Revenue from the transportation of liquefied petroleum products ("LPG") increased by $1.3 million, or 49.3 percent, over 2000 levels. Norco does not transport LPG product. The increase in LPG revenues is related primarily to new business at Lima, Ohio.

   Terminalling service revenue during 2001 increased by $3.4 million of which $1.9 million is related to the Norco acquisition with the balance primarily resulting from a full year of operations related to the Agway terminal acquisition on June 30, 2000. Rental revenue increased by $7.4 million during 2001 of which $2.1 million is related to the Norco and Agway acquisitions, with the balance due to increased contract services provided by BGC and additional pipeline lease revenues on BPL.

   Costs and expenses for 2001 were $134.1 million compared to costs and expenses of $117.2 million for 2000. BGC's costs and expenses increased by $4.4 million over 2000 as result of additional contract services provided. Another $4.4 million of the expense increase is related to the Norco and Agway acquisitions. Other increases of $8.1 million are primarily related to general wage increases, increased payroll overhead costs, an increase in the use of outside services, increased power costs related to additional pipeline deliveries and higher insurance premiums. While the General Partner continues to pursue cost reduction projects and control measures, increased costs are expected in the near term from a tightening that has occurred in the insurance markets resulting in higher premiums and increased accruals for future medical and retirement plan costs.

   Other expenses for 2001 were $28.9 million compared to $27.0 million in 2000. A $1.6 million gain realized on the sale of property in 2000 did not recur in 2001. In addition, incentive compensation payments to the General Partner that are based on the level of Partnership distributions were approximately $0.6 million greater during 2001 than 2000 due to an increase in the level of cash distributions paid to limited partners. Investment income increased primarily as the result of a $0.6 million gain on the tendering of preferred stock back to Aerie Networks, Inc. ("Aerie"). The preferred stock had been issued by Aerie in exchange for assisting Aerie with its development of a fiber optics network along the Partnership's rights-of-way.

 2000 Compared With 1999

   Revenue from the transportation of refined petroleum products for the year ended December 31, 2000, was $208.6 million, $7.8 million or 3.9 percent greater than revenue of $200.8 million in 1999. Volumes delivered during 2000 averaged 1,061,500 barrels per day, 5,400 barrels per day or 0.5 percent greater than volume of 1,056,100 barrels per day delivered in 1999.

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

   Revenue from the transportation of jet fuel increased by $1.2 million, or
3.2 percent, over 1999 levels. Increased demand at Detroit Airport and modest increases to New York airports were the primary reasons for the increase. In addition, WesPac's jet fuel transportation revenue increased by $0.3 million as a result of a full year of operations in 2000 compared to two months in 1999.

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

 Tariff Changes

   Effective July 1, 2001, certain of the Operating Partnerships implemented tariff increases that were expected to generate approximately $4.1 million in additional revenue per year. Effective July 1, 2000, certain of the Operating Partnerships implemented tariff increases that were expected to generate approximately $2.0 million in additional revenue per year. No tariff increases were implemented in 1999.

 Competition and Other Business Conditions

   Several major refiners and marketers of petroleum products announced strategic alliances or mergers in recent years. These alliances or mergers have the potential to alter refined product supply and distribution patterns within the Operating Partnerships' market area resulting in both gains and losses of volume and revenue. While the General Partner believes that individual delivery locations within its market area may have significant gains or losses, it is not possible to predict the overall impact these alliances or mergers may have on the Operating Partnerships' business. However, the General Partner does not believe that these alliances or mergers will have a material adverse effect on the Partnership's results of operations or financial condition.

   In the Midwest, several petroleum product pipeline expansions and two new petroleum product pipeline construction projects are in various stages of completion. While these projects have the potential to alter supply sources with respect to the Partnership's service area, they are not expected to have a material adverse effect on the Operating Partnership's results of operations or financial condition.

Liquidity and Capital Resources

   The Partnership's financial condition at December 31, 2001, 2000, and 1999 is highlighted in the following comparative summary:

 Liquidity and Capital Indicators

                                                                                  As of December 31,
                                                                           -------------------------------
                                                                             2001        2000       1999
                                                                             ----        ----       ----
Current ratio..........................................................    1.5 to 1    2.0 to 1   1.4 to 1
Ratio of cash, cash equivalents and trade receivables to current
  liabilities..........................................................    0.8 to 1    1.5 to 1   0.8 to 1
Working capital (in thousands).........................................     $15,430     $28,749    $13,149
Ratio of total debt to total capital...................................    .51 to 1    .45 to 1   .45 to 1
Book value (per Unit)..................................................      $12.98      $12.91     $11.72

 Cash Provided by Operations

   During 2001, net cash provided by continuing operations of $81.0 million was derived principally from $89.4 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $5.3 million primarily from increases in trade receivables, an increase in inventories related to acquisitions and an increase in prepaid and other current assets related to an increase in BGC's level of operations. The increase in current assets was partially offset by an increase in current liabilities related to a $1.1 million payment due to the former owners of BRC and the shift of $1.3 million of expense related to the employee stock ownership plan from non-current to current liabilities. Changes in non-current assets and liabilities resulted in a net cash use of $3.5 million. The decrease is related to changes in non-current assets from increased BGC activity and a non-cash charge of $1.1 million to BRC's former owners due within one year. During 2001, the Partnership's long-term debt increased by $90.0 million. The Partnership borrowed a net amount of $133.0 million under a new $277.5 million 5-year Revolving Credit Agreement and a $92.5 million 364-day Revolving Credit Agreement (the "Credit Facilities"). The proceeds of the borrowings were used to repay $43.0 million of long-term debt under an existing and subsequently canceled credit agreement and to finance, in part, (i) capital expenditures of $36.7 million, (ii) the Norco acquisition of $62.3 million, and (iii) an investment in West Shore Pipe Line Company of $23.3 million. Capital expenditures declined by approximately $3.6 million from year 2000 levels. Distributions paid to limited partners in 2001 amounted to $66.5 million, an increase of $1.5 million over 2000 distributions.

   During 2000, net cash provided by continuing operations of $74.7 million was derived principally from $82.4 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $8.4 million primarily from increases in trade receivables and increases in prepaid and other current assets related to anticipated insurance recoveries of funds previously expended for casualty losses. Changes in non-current assets and liabilities resulted in a net cash source of $1.2 million. During the year the Partnership borrowed $46.0 million under a line of credit from commercial banks (the "Credit Agreement") which was used to finance, in part, capital expenditures of $40.3 million and acquisitions of $20.7 million. Capital expenditures increased by $13.6 million over 1999 and acquisitions increased by $1.2 million over 1999. Distributions paid to limited partners in 2000 amounted to $65.0 million, an increase of $6.2 million over 1999. Proceeds of $45.7 million from the sale of BRC were used to repay $26.0 million of debt under the Credit Agreement and for working capital purposes. An additional $3.0 million of debt was repaid in March 2000.

   During 1999, net cash provided by continuing operations of $84.6 million was derived principally from $88.0 million of income from continuing operations before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $2.6 million. During the year the Partnership borrowed $26.0 million under its Credit Agreement which was used to finance acquisitions of $19.5 million and for working capital purposes. Changes in non-current assets and liabilities resulted in a net cash use of $1.8 million. Distributions paid to limited partners in 1999 amounted to $58.8 million, an increase of $2.1 million over 1998, and capital expenditures were $26.7 million, an increase of $4.0 million over 1998.

 Debt Obligations and Credit Facilities

   At December 31, 2001, the Partnership had $373.0 million in outstanding long-term debt representing $240.0 million of Senior Notes (Series 1997A through 1997D) (the "Senior Notes") and $133.0 million of borrowings under the Credit Facilities. At December 31, 2001, a total of $133.0 million of debt was scheduled to mature in September 2006 and a total of $240,000,000 of debt is scheduled to mature in the period 2020 through 2024.

   During December 1997, Buckeye issued the Senior Notes, which are due in 2024 and accrue interest at an average annual rate of 6.94 percent. The proceeds from the issuance of the Senior Notes, plus $4.5 million of additional cash, were used to purchase and retire all of Buckeye's outstanding First Mortgage Notes (the "First Mortgage Notes"), which accrued interest at an average annual rate of 10.3 percent. In connection with the issuance of the Senior Notes, the indenture (the "Indenture") pursuant to which the First Mortgage Notes were issued was amended and restated in its entirety to eliminate the collateral requirements and to impose certain financial covenants.

   The Indenture contains covenants that affect Buckeye, Laurel and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property that is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

   During December 1998, Buckeye established the Credit Agreement which permitted borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings accrued interest at the bank's base rate or at a rate based on the London interbank rate (LIBOR) at the option of Buckeye. At December 31, 2000, there were $43.0 million of borrowings outstanding under the Credit Agreement. During 2000, Buckeye borrowed $46.0 million and repaid $29.0 million under the Credit Agreement resulting in a net increase in borrowings of $17.0 million. Proceeds from the borrowings were used to finance the purchase of the Agway terminal assets for BT, for capital expenditures and for working capital purposes. The Credit Agreement was repaid and canceled in 2001 with proceeds borrowed under the Credit Facilities.

   During September and October 2001, the Partnership entered into the Credit Facilities with a syndicate of banks led by SunTrust Bank. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate ("LIBOR") at the option of the Partnership. At December 31, 2001, the Partnership had borrowed $133.0 million under the 5-year Revolving Credit Agreement at a weighted average LIBOR rate of 3.05 percent. The Credit Facilities agreements contain certain covenants that (a) limit outstanding indebtedness of the Partnership based upon certain financial ratios contained in the Credit Facilities agreements (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property which is material to its operations, (d) limits consolidation, merger and asset transfers by the Partnership and (e) requires the Partnership to maintain at least one investment grade credit rating (BBB-, Baa3 or greater) from S&P or Moody's. At December 31, 2001, the Partnership had the ability to borrow an additional $237.0 million under the Credit Facilities.

   The ratio of total debt to total capital was 51 percent at December 31, 2001 and 45 percent at December 31, 2000 and 1999. For purposes of the calculation of this ratio, total capital consists of current and long-term debt, minority interests and partners' capital.

 Operating Leases

   The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2001 are approximately $3.3 million for each of the next five years. Substantially all of these lease payments may be canceled at any time should they not be required for operations.

   The General Partner leases space in an office building and certain copying equipment and charges these costs to the Operating Partnerships. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these noncancelable operating leases at

December 31, 2001 were as follows: $898,000 for 2002, $734,000 for 2003,
$649,000 for 2004, $657,000 for 2005, $483,000 for 2006 and $59,000
thereafter.

   Buckeye entered into an energy services agreement for certain main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next ten years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye's use of the natural gas engines has exceeded the minimum requirement in 1999, 2000 and 2001.

   Rent expense under operating leases was $7,700,000, $8,855,000 and $8,448,000 for 2001, 2000 and 1999, respectively. Included in rent expense for operating leases is $1,191,000 and $1,187,000 related to discontinued operations for 2000 and 1999, respectively.

   Contractual obligations are summarized in the follow table:

                                                                     Payments Due by Period
                                                  -----------------------------------------------------------
                                                             Less than
Contractual Obligations                            Total       1 year     1-3 years    4-5 years   Thereafter
-----------------------                           --------   ---------    ---------    ---------   ----------
                                                                         (In thousands)
Long-Term Debt................................    $373,000     $   --      $    --     $133,000     $240,000
Capital Lease Obligations.....................          --         --           --           --           --
Operating Leases..............................       3,480        898        1,383        1,140           59
Unconditional Purchase Obligations............          --         --           --           --           --
Other Long-Term Obligations...................      17,430      1,743        3,486        3,486        8,715
                                                  --------     ------      -------     --------     --------
Total Contractual Cash Obligations............    $393,910     $2,641      $ 4,869     $137,626     $248,774
                                                  ========     ======      =======     ========     ========


 Capital Expenditures

   At December 31, 2001, property, plant and equipment was approximately 83 percent of total consolidated assets. This compares to 82 percent and 83 percent for the years ended December 31, 2000 and 1999, respectively. Capital expenditures are generally for expansion of the Operating Partnerships' service capabilities and sustaining the Operating Partnerships' existing operations.

   Capital expenditures made by the Partnership were $36.7 million, $40.3 million, and $26.7 million for 2001, 2000 and 1999, respectively. Projected capital expenditures for 2002 are approximately $30 million, including approximately $25 million of maintenance capital and $5 million of expansion capital, and are expected to be funded from cash generated by operations and the Credit Facilities. Planned capital expenditures include, among other things, various improvements that enhance pipeline integrity, facilitate increased pipeline volumes, renewal and replacement of tank floors and roofs, upgrades to field instrumentation and cathodic protection systems and installation and replacement of mainline pipe and valves. In addition to the above planned 2002 capital expenditures, BGC has entered into a construction management agreement with three major petrochemical companies to construct a 90-mile pipeline. At December 31, 2001, the project was in the right-of-way acquisition and design stage. Construction is to begin during the first quarter 2002 and be completed during 2002. Depending upon the outcome of financial terms and conditions of the ownership agreement, the General Partner expects to be a co-owner of the pipeline with a potential capital investment of up to $25 million. This project will be funded by the Partnership's existing credit facility.

   During 2001, the maintenance portion of the Partnership's capital budget increased by approximately $10 million to approximately $24 million. The General Partner expects maintenance capital expenditures to continue at this level for at least the next five years in order to complete its initial assessment and pipeline improvements required by HLPSA. Once this initial assessment is complete, re-assessments are expected to cost significantly less and will be expensed, adding to the Partnership's operating costs. The General Partner believes these additional capital and operating expenditures with respect to HLSPA requirements will be offset, to some degree, by a reduced need for other facility improvements and lower operating expenses associated with improved pipeline facilities.

 Environmental Matters

   The Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Partnerships to incur current and ongoing operating and capital expenditures. During 2001, the Operating Partnerships incurred operating expenses of $2.2 million and capital expenditures of $1.4 million for environmental matters. Capital expenditures of $2.1 million for environmental related projects are planned for 2002. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly rigorous environmental laws.

   Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Partnerships relating to these clean-up sites cannot be reasonably estimated and could be material. With respect to each site, however, the Operating Partnership involved is typically one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings. See "Business--Regulation--Environmental Matters" and "Legal Proceedings."

Employee Stock Ownership Plan

   Services Company provides an employee stock ownership plan (the "ESOP") to substantially all of its regular full-time employees, except those covered by certain labor contracts. The ESOP owns all of the outstanding common stock of Services Company. At December 31, 2001, the ESOP was directly obligated to a third-party lender for $51.4 million of 7.24 percent Notes (the "ESOP Notes"). The ESOP Notes are secured by Services Company common stock and are guaranteed by Glenmoor and certain of its affiliates. The proceeds from the issuance of the ESOP Notes were used to purchase Services Company common stock. Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based on the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Services Company stock allocated to employees receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP Notes.

   The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership's obligation to reimburse BMC for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to BMC under the existing incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, as required to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the "top-up" reserve). The Partnership will also incur ESOP-related costs for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs. Total ESOP related costs charged to earnings were $1.1 million during each of 2001 and 2000 and $1.3 million during 1999.

Critical Accounting Policies

   With respect to critical accounting policies see Note 2 to the consolidated financial statements included elsewhere in this report.

Related Party Transactions

   With respect to related party transactions see Note 17 to the consolidated financial statements and Item 13 of Part III included elsewhere in this report.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives thereby reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The Partnership adopted SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. The adoption of SFAS 133 and 138 did not have a material impact on the Partnership's financial statements.

   In June 2001, the FASB issued two pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Norco acquisition was accounted for in accordance with the provisions of SFAS 141. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership's goodwill of $14,296,000 will no longer be subject to amortization beginning in 2002 (see Note 9). The Partnership is currently evaluating the provisions of SFAS 142.

   In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the provisions of SFAS 143.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Partnership is currently evaluating the provisions of SFAS 144.

Forward-Looking Statements

   Information contained above in this Management's Discussion and Analysis and elsewhere in this Report on Form 10-K with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risk and uncertainties. For those statements, the Partnership and the General Partner claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

   The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) changes in laws and regulations, including safety, tax and accounting matters; (3) competitive pressures from alternative energy sources;
(4) liability for environmental claims; (5) improvements in energy efficiency and technology resulting in reduced demand; (6) labor relations; (7) changes in real property tax assessments; (8) regional economic conditions; (9) market prices of petroleum products and the demand for those products in the Partnership's service territory; (10) disruptions to the air travel system;
(11) security issues relating to the Partnership' assets; and (12) interest rate fluctuations and other capital market conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Partnership is exposed to market risks resulting from changes in interest rates. Market risk represents the risk of loss that may impact the Partnership's results of operations, the consolidated financial position or operating cash flows. The Partnership is not exposed to any market risk due to rate changes on its Senior Notes but is exposed to market risk related to the interest rate on the Credit Facilities.

 Market Risk -- Trading Instruments

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

 Market Risk -- Other than Trading Instruments

   The Partnership has market risk exposure on its Credit Facilities due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At December 31, 2001, the Partnership had $133.0 million in outstanding debt under its Credit Facilities that was subject to market risk.
A 1 percent increase or decrease in the applicable rate under the Credit Facilities will result in an interest expense fluctuation of approximately
$1.3 million. As of December 31, 2000, the Partnership had $43.0 million in outstanding debt under its subsequently canceled Credit Agreement that was subject to market risk.

Item 8.  Financial Statements and Supplementary Data

                             BUCKEYE PARTNERS, L.P.
        Index to Financial Statements and Financial Statement Schedules



                                                                     Page Number
                                                                     -----------
Financial Statements and Independent Auditors' Report:
    Independent Auditors' Report .................................        31
    Consolidated Statements of Income--For the years ended
      December 31, 2001, 2000 and 1999 ...........................        32
    Consolidated Balance Sheets--December 31, 2001 and 2000 ......        33
    Consolidated Statements of Cash Flows--For the years ended
      December 31, 2001, 2000 and 1999 ...........................        34
    Notes to Consolidated Financial Statements ...................        35
Financial Statement Schedules and Independent Auditors' Report:
    Independent Auditors' Report .................................       S-1
    Schedule I--Registrant's Condensed Financial Information .....       S-2


   Schedules other than those listed above are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Partners of Buckeye Partners, L.P.:

   We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Philadelphia, Pennsylvania
February 15, 2002

                             BUCKEYE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per unit amounts)



                                                                                       Year Ended December 31,
                                                                                   -------------------------------
                                                                         Notes       2001        2000       1999
                                                                        -------    --------    --------   --------
Transportation revenue ..............................................       2,4    $232,397    $208,632   $200,828
                                                                                   --------    --------   --------
Costs and expenses
 Operating expenses .................................................   6,17,22     101,965      87,498     74,346
 Depreciation and amortization ......................................     2,8,9      20,002      17,906     16,908
 General and administrative expenses ................................        17      12,099      11,753     13,638
                                                                                   --------    --------   --------
   Total costs and expenses..........................................               134,066     117,157    104,892
                                                                                   --------    --------   --------
Operating income ....................................................                98,331      91,475     95,936
                                                                                   --------    --------   --------
Other income (expenses)
 Investment income ..................................................                 1,526         596         64
 Interest and debt expense ..........................................               (18,882)    (18,690)   (16,854)
 Minority interests and other .......................................        17     (11,573)     (8,914)    (8,045)
                                                                                   --------    --------   --------
   Total other income (expenses).....................................               (28,929)    (27,008)   (24,835)
                                                                                   --------    --------   --------
Income from continuing operations ...................................                69,402      64,467     71,101
                                                                                   --------    --------   --------
Earnings of discontinued operations .................................                    --       5,682      5,182
Gain on sale of discontinued operations .............................                    --      26,182         --
                                                                                   --------    --------   --------
Income from discontinued operations .................................                    --      31,864      5,182
                                                                                   --------    --------   --------
Net income ..........................................................              $ 69,402    $ 96,331   $ 76,283
                                                                                   ========    ========   ========
Net income allocated to General Partner .............................        18    $    601    $    868   $    689
Net income allocated to Limited Partners ............................        18    $ 68,801    $ 95,463   $ 75,594
Earnings per Partnership Unit
Income from continuing operations allocated to
  General and Limited Partners per Partnership
  Unit...............................................................              $   2.56    $   2.38   $   2.63
Income from discontinued operations allocated to
  General and Limited Partners per Partnership
  Unit...............................................................                    --        1.18       0.19
                                                                                   --------    --------   --------
Earnings per Partnership Unit .......................................              $   2.56    $   3.56   $   2.82
                                                                                   ========    ========   ========
Earnings Per Partnership Unit - assuming dilution:
Income from continuing operations allocated to
  General and Limited Partners per Partnership
  Unit...............................................................              $   2.55    $   2.38   $   2.62
Income from discontinued operations allocated to
  General and Limited Partners per Partnership
  Unit...............................................................                    --        1.17       0.19
                                                                                   --------    --------   --------
Earnings per Partnership Unit .......................................              $   2.55    $   3.55   $   2.81
                                                                                   ========    ========   ========

See Notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                        December 31,
                                                                                     -------------------
                                                                            Notes      2001       2000
                                                                            -----      ----       ----
Assets
 Current assets
   Cash and cash equivalents.........................................           2    $ 12,946   $ 32,216
   Trade receivables.................................................           2      13,753     11,005
   Inventories.......................................................           2       7,591      5,871
   Prepaid and other current assets..................................           7      13,441      8,961
                                                                                     --------   --------
    Total current assets.............................................                  47,731     58,053
 Property, plant and equipment, net..................................       2,4,8     670,439    585,630
 Other non-current assets............................................        9,15      89,390     69,129
                                                                                     --------   --------
    Total assets.....................................................                $807,560   $712,812
                                                                                     ========   ========
Liabilities and partners' capital
 Current liabilities
   Accounts payable..................................................                $  7,416   $  6,588
   Accrued and other current liabilities.............................     5,10,17      24,885     22,716
                                                                                     --------   --------
    Total current liabilities........................................                  32,301     29,304
 Long-term debt......................................................          11     373,000    283,000
 Minority interests..................................................                   3,307      3,102
 Other non-current liabilities.......................................    12,13,17      46,056     48,024
                                                                                     --------   --------
    Total liabilities................................................                 454,664    363,430
                                                                                     --------   --------
 Commitments and contingent liabilities..............................        6,16          --         --
Partners' capital
 General Partner.....................................................          18       2,834      2,831
 Limited Partner.....................................................          18     351,057    346,551
 Receivable from exercise of options.................................          18        (995)        --
                                                                                     --------   --------
    Total partners' capital..........................................                 352,896    349,382
                                                                                     --------   --------
    Total liabilities and partners' capital..........................                $807,560   $712,812
                                                                                     ========   ========


See Notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)


                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                        Notes       2001        2000       1999
                                                                        -----       ----        ----       ----
Cash flows from operating activities:
  Net income ........................................................            $  69,402    $ 96,331   $ 76,283
  Income from discontinued operations ...............................                   --      (5,682)    (5,182)
  Gain on sale of discontinued operations ...........................                   --     (26,182)        --
                                                                                 ---------    --------   --------
  Income from continuing operations .................................               69,402      64,467     71,101
                                                                                 ---------    --------   --------
  Adjustments to reconcile income to net cash provided by
   operating activities:
    Gain on sale of property, plant and equipment ...................                   --      (1,582)        --
    Gain on sale of investments .....................................                 (620)         --         --
    Depreciation and amortization ...................................     8,9       20,002      17,906     16,908
    Minority interests ..............................................                  960       1,094      1,011
    Change in assets and liabilities:
      Trade receivables .............................................               (2,748)     (3,058)      (369)
      Inventories ...................................................               (1,032)     (1,159)    (1,603)
      Prepaid and other current assets ..............................               (4,480)     (4,227)       586
      Accounts payable ..............................................                  828          82      2,137
      Accrued and other current liabilities .........................                2,169         (49)    (3,359)
      Other non-current assets ......................................               (1,515)       (838)    (1,143)
      Other non-current liabilities .................................               (1,968)      2,059       (655)
                                                                                 ---------    --------   --------
        Total adjustments from operating activities..................               11,596      10,228     13,513
                                                                                 ---------    --------   --------
        Net cash provided by continuing operations...................               80,998      74,695     84,614
                                                                                 ---------    --------   --------
        Net cash provided by discontinued operations.................                   --       3,576      1,511
                                                                                 ---------    --------   --------
Cash flows from investing activities:
  Capital expenditures ..............................................              (36,667)    (40,267)   (26,731)
  Acquisitions ......................................................              (62,283)    (20,693)   (19,487)
  Investment in West Shore Pipe Line Company ........................              (23,268)         --         --
  Net (expenditures for) proceeds from disposal of property,
    plant and equipment .............................................                 (779)      1,261        (79)
  Proceeds from sale of investments .................................                  711          --         --
  Proceeds from sale of discontinued operations .....................                   --      45,696         --
                                                                                 ---------    --------   --------
        Net cash used in investing activities........................             (122,286)    (14,003)   (46,297)
                                                                                 ---------    --------   --------
Cash flows from financing activities:
  Debt issuance costs ...............................................      11       (1,339)         --         --
  Proceeds from exercise of unit options ............................                  576       1,013        978
  Distributions to minority interests ...............................                 (755)       (845)      (659)
  Proceeds from issuance of long-term debt ..........................      11      210,000      46,000     26,000
  Payment of long-term debt .........................................      11     (120,000)    (29,000)        --
  Distributions to unitholders ......................................   18,19      (66,464)    (64,951)   (58,757)
                                                                                 ---------    --------   --------
        Net cash from (used in) financing activities.................               22,018     (47,783)   (32,438)
                                                                                 ---------    --------   --------
Net (decrease) increase in cash and cash equivalents ................              (19,270)     16,485      7,390
Cash and cash equivalents at beginning of year ......................               32,216      15,731      8,341
                                                                                 ---------    --------   --------
Cash and cash equivalents at end of year ............................            $  12,946    $ 32,216   $ 15,731
                                                                                 =========    ========   ========
Supplemental cash flow information:
  Cash paid during the year for interest (net of amount
    capitalized) ....................................................            $  19,053    $ 17,828   $ 16,912

See Notes to consolidated financial statements.

                             BUCKEYE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 2001 AND 2000 AND
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. ORGANIZATION

   Buckeye Partners, L.P. (the "Partnership") is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership's principal line of business is the transportation of refined petroleum products for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership.

   The Partnership owns approximately 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Pipe Line Holdings, L.P. ("BPH" formerly Buckeye Tank Terminals Company, L.P.) These entities are hereinafter referred to as the "Operating Partnerships." BPH owns directly, or indirectly, a 100 percent interest in each of Buckeye Terminals, LLC ("BT"), Norco Pipe Line Company, LLC ("Norco"), Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"). BPH also owns a 75 percent interest in WesPac Pipeline-Reno Ltd., WesPac Pipeline-San Diego, Ltd. and related WesPac entities (collectively known as "WesPac") and an 18.52 percent interest in West Shore Pipe Line Company.

   Buckeye Pipe Line Company (the "General Partner") serves as the general partner to the Partnership. As of December 31, 2001, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an effective 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company ("BMC"). BMC is a wholly-owned subsidiary of Glenmoor, Ltd. ("Glenmoor"). Glenmoor is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain other management employees of Buckeye Pipe Line Services Company ("Services Company").

   Services Company employs substantially all of the employees that work for the Operating Partnerships. At December 31, 2001, Services Company had 492 full-time employees. Services Company entered into a Services Agreement with BMC and the General Partner in August 1997 to provide services to the Partnership and the Operating Partnerships through March 2011. Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, which in turn are reimbursed by the Partnership, except for certain executive compensation costs. (see Note 17). BT, Norco and BGC directly employed 109 full-time employees at December 31, 2001

   Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,909 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Norco owns a 482-mile refined products pipeline system located primarily in Illinois, Indiana and Ohio. Everglades owns a 37-mile refined products pipeline in Florida. Buckeye, Laurel, Norco and Everglades conduct the Partnership's refined products pipeline business. BPH and its subsidiaries provide bulk storage service through facilities with an aggregate capacity of 5.1 million barrels of refined petroleum products. BGC is a contract operator of pipelines owned by major chemical companies in the State of Texas. WesPac provides pipeline transportation service to Reno/Tahoe International and San Diego International airports.

                             BUCKEYE PARTNERS, L.P.

   On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. ("ARG") for approximately $13.7 million. The Partnership operated the former ARG processing business under the name of Buckeye Refining Company, LLC ("BRC"). BRC was sold to Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") on October 25, 2000. BRC processed transmix at its Indianola, Pennsylvania and Hartford, Illinois refineries. Transmix represents refined petroleum products, primarily fuel oil and gasoline that become commingled during normal pipeline operations. The refining process produced separate quantities of fuel oil, kerosene and gasoline that BRC then marketed at the wholesale level (see Note 5).

   On March 31, 1999, the Partnership acquired pipeline operating contracts and a 16-mile pipeline from Seagull Products Pipeline Corporation and Seagull Energy Corporation ("Seagull") for approximately $5.8 million. The Partnership operates the assets acquired from Seagull under the name of Buckeye Gulf Coast Pipe Lines, LLC. BGC is an owner and contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC leases its 16-mile pipeline to a chemical company.

   In June 2000, the Partnership also acquired six petroleum products terminals from Agway Energy Products LLC for approximately $20.7 million. The terminals acquired had an aggregate capacity of approximately 1.8 million barrels and are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The Partnership operates the assets acquired from Agway under the name of Buckeye Terminals, LLC.

   On July 31, 2001, the Partnership acquired a refined products pipeline system and related terminals from affiliates of TransMontaigne Inc. for approximately $62.3 million. The assets included a 482-mile refined petroleum products pipeline that runs from Hartsdale, Indiana west to Fort Madison, Iowa and east to Toledo, Ohio, with an 11-mile pipeline connection between major storage terminals in Hartsdale and East Chicago, Indiana. These assets are operated by the Partnership under the name of Norco Pipe Line Company, LLC. The acquired assets also included 3.2 million barrels of pipeline storage and trans-shipment facilities in Hartsdale and East Chicago, Indiana and Toledo, Ohio; and four petroleum products terminals located in Bryan, Ohio; South Bend and Indianapolis, Indiana; and Peoria, Illinois. The storage and terminal assets are operated by Buckeye Terminals, LLC.

   On October 29, 2001, the Partnership acquired 6,805 shares of common stock of West Shore Pipe Line Company ("West Shore") from TransMontaigne Pipeline Inc. for approximately $23.3 million. The common stock represents an 18.52 percent interest in West Shore. West Shore owns and operates a pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to users in northern Illinois and Wisconsin. The other stockholders of West Shore are major oil companies. The pipeline is operated under contract by Citgo Pipeline Company. The investment in West Shore is accounted for using the cost basis of accounting.

   The Partnership maintains its accounts in accordance with the Uniform System of Accounts for Pipeline Companies, as prescribed by the Federal Energy Regulatory Commission ("FERC"). Buckeye and Norco are subject to rate regulation as promulgated by FERC. Reports to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), generally in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

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

 Revenue Recognition

   Substantially all revenue from continuing operations is derived from interstate and intrastate transportation of petroleum products. Such revenue is recognized as products are delivered to customers. Such customers include major integrated oil companies, major petroleum refiners, major petrochemical companies, large regional marketing companies and large commercial airlines. The consolidated Partnership's customer base was approximately 110 in 2001. No customer contributed more than 10 percent of total revenue during 2001. The Partnership does not maintain an allowance for doubtful accounts due to its favorable collections experience.

 Inventories

   Inventories, consisting of materials and supplies such as: pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items are carried at the lower of cost or market based on the first-in, first-out method.

 Property, Plant and Equipment

   Property, plant and equipment consist primarily of pipeline and related transportation facilities and equipment. For financial reporting purposes, depreciation on pipe assets is calculated using the straight-line method over the estimated useful life of 50 years. Other assets are depreciated on a straight-line basis over an estimated life of 5 to 50 years. Additions and betterments are capitalized and maintenance and repairs are charged to income as incurred.

                             BUCKEYE PARTNERS, L.P.

Generally, upon normal retirement or replacement, the cost of property (less salvage) is charged to the depreciation reserve, which has no effect on income.

 Goodwill

   During the reporting periods 2001, 2000 and 1999 the Partnership amortized goodwill on the straight-line basis over a period of fifteen years.

 Long-Lived Assets

   The Partnership regularly assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership assesses recoverability based on estimated future cash flows expected to result from the use of the asset and its eventual disposal. The measurement is based on the fair value of the asset.

 Income Taxes

   For federal and state income tax purposes, the Partnership and Operating Partnerships are not taxable entities. Accordingly, the taxable income or loss of the Partnership and Operating Partnerships, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 2001 and 2000, the Partnership's reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $306 million and $293 million, respectively.

 Environmental Expenditures

   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership's commitment to a formal plan of action. Accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The Partnership maintains insurance which may cover in whole or in part certain environmental expenditures.

 Pensions

   Services Company maintains a defined contribution plan, defined benefit plans (see Note 13) and an employee stock ownership plan (see Note 15) which provide retirement benefits to substantially all of its regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement.

                             BUCKEYE PARTNERS, L.P.

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

 Reclassifications

   Certain prior year amounts have been reclassified to conform to current year presentation.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives thereby reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The Partnership adopted SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. The adoption of SFAS 133 and 138 did not have a material impact on the Partnership's financial statements.

   In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Norco acquisition was accounted for in accordance with the provisions of SFAS 141. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The

                             BUCKEYE PARTNERS, L.P.

Partnership's goodwill of $14,296,000 will no longer be subject to amortization beginning in 2002 (see Note 9). The Partnership is currently evaluating the provisions of SFAS 142.

   In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the provisions of SFAS 143.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Partnership is currently evaluating the provisions of SFAS 144.

3. ACQUISITIONS AND DIVESTITURES

 Buckeye Refining Company, LLC

   On March 4, 1999, the Partnership acquired the fuels division of American Refining Group, Inc. for an initial purchase price of $12,990,000. In December 1999, the Partnership accrued an additional payment of $747,000 pursuant to a contingent payment agreement. The assets acquired included a refined petroleum products terminal and a transmix processing facility located in Indianola, Pennsylvania, a transmix processing facility located in Hartford, Illinois, and related assets, which included trade receivables and inventory valued at net realizable value. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations were included in the financial statements of the Partnership beginning on March 4, 1999. The Partnership operated the former ARG processing business under the name of Buckeye Refining Company, LLC. The purchase price was allocated to assets acquired based on estimated fair value. The allocated fair value of assets acquired is summarized as follows:

        Trade receivables ................................................   $   815,000
        Petroleum products inventory .....................................     4,102,000
        Property, plant and equipment ....................................     8,073,000
        Goodwill .........................................................       747,000
                                                                             -----------
        Total ............................................................   $13,737,000
                                                                             ===========


   In connection with the acquisition of the ARG assets, the Partnership was obligated to pay additional consideration, not to exceed $5,000,000 in the aggregate over a six-year period, if BRC's gross profits and cash flows, calculated on an annual basis, exceeded certain levels. On October 25, 2000, BRC was sold to Kinder Morgan for an aggregate sale price of $45,696,000 million. In connection with this transaction, additional consideration of $4,217,000, including consideration for goodwill, is to be paid to the former owners of BRC under the contingent payment agreement. (see Note 5).

  Buckeye Gulf Coast Pipe Lines, LLC

   On March 31, 1999, a subsidiary of the Partnership acquired certain assets from Seagull Products Pipeline Corporation and Seagull Energy Corporation for a total purchase price of $5,750,000. The assets acquired consist primarily of six pipeline operating agreements for major chemical companies in the Gulf Coast area, a 16-mile pipeline (a portion of which is leased to a

                             BUCKEYE PARTNERS, L.P.

chemical company), and related assets. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired operations are included in the financial statements of the Partnership beginning on March 31, 1999. The pipeline assets acquired from Seagull are operated under the name of Buckeye Gulf Coast Pipe Lines, LLC. The purchase price has been allocated to assets acquired based on estimated fair value. The allocated fair value of assets acquired is summarized as follows:

        Property, plant and equipment .....................................   $2,150,000
        Goodwill ..........................................................    3,600,000
                                                                              ----------
          Total............................................................   $5,750,000
                                                                              ==========


 Buckeye Terminals, LLC

   On June 30, 2000, a subsidiary of the Partnership acquired six petroleum products terminals from Agway Energy Products LLC ("Agway") for a total purchase price of $19,000,000. Additional costs incurred in connection with the acquisition for gasoline and diesel fuel additives and closing adjustments amounted to $1,693,000. The terminals are operated under the name of Buckeye Terminals, LLC. The terminals are located in Brewerton, Geneva, Marcy, Rochester and Vestal, New York and Macungie, Pennsylvania. The terminals have an aggregate capacity of approximately 1.8 million barrels. The allocated fair value of assets acquired is summarized as follows:

        Fuel additive inventory ..........................................   $   121,000
        Property, plant and equipment ....................................     7,964,000
        Goodwill .........................................................    12,608,000
                                                                             -----------
          Total...........................................................   $20,693,000
                                                                             ===========


 Norco Pipe Line Company, LLC

   On July 31, 2001, a subsidiary of the Partnership acquired a petroleum products pipeline system and related terminals from affiliates of TransMontaigne Inc. for a total purchase price of $61,750,000. Additional costs incurred in connection with the acquisition amounted to $533,000. The assets included a 482-mile refined petroleum products pipeline that runs from Hartsdale, Indiana west to Fort Madison, Iowa and east to Toledo, Ohio, with an 11-mile pipeline connection between major storage terminals in Hartsdale and East Chicago, Indiana. The assets also included 3.2 million barrels of pipeline storage and trans-shipment facilities in Hartsdale and East Chicago, Indiana and Toledo, Ohio; and four petroleum products terminals located in Bryan, Ohio; South Bend and Indianapolis, Indiana; and Peoria, Illinois. The pipeline system is operated under the name of Norco Pipe Line Co., LLC. The terminal assets became part of Buckeye Terminals, LLC's operations. The pipeline system and related terminals are collectively referred to as the "Norco Assets" or "Norco Operations". The allocated fair value of assets acquired is summarized as follows:

        Pipe inventory ...................................................   $   688,000
        Property, plant and equipment ....................................    61,595,000
                                                                             -----------
          Total...........................................................   $62,283,000
                                                                             ===========


   Pro forma results of operations for the Partnership, assuming the acquisition of the Seagull and Agway assets had occurred at the beginning of 1999 and that the Norco Operations' assets had been acquired at the beginning of 2000, are as follows:

                             BUCKEYE PARTNERS, L.P.

                                                           (Unaudited)
                                                       Twelve Months Ended
                                                           December 31,
                                                 -------------------------------
                                                   2001        2000       1999
                                                 --------    --------   --------
                                                  (In thousands, except per Unit
                                                             amounts)
Revenue......................................    $242,138    $227,281   $205,786
Income from continuing operations............    $ 71,324    $ 69,966   $ 71,305
Net income...................................    $ 71,324    $101,830   $ 76,487
Earnings per Partnership Unit from continuing
  operations.................................    $   2.63    $   2.59   $   2.64
Earnings per Partnership Unit operations.....    $   2.63    $   3.76   $   2.83


   The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of each period presented, or of future results of operations of the entities.

4. SEGMENT INFORMATION

   During 1999 and 2000, the Partnership operated in two business segments, the transportation segment and the refining segment. Operations in the refining segment commenced on the acquisition of BRC in March, 1999 and ceased upon the sale of BRC in October, 2000. As a result of the sale of BRC, the refining segment is accounted for as a discontinued operation in the accompanying financial statements. The Partnership's continuing operations consist solely of its transportation segment.

   The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Revenues from the transportation segment are generally subject to regulation or are under contract and tend to be less variable than revenues from the refining segment.

5. DISCONTINUED OPERATIONS

   On October 25, 2000, the Partnership sold BRC to Kinder Morgan Energy Partners, L.P. for $45,696,000 in cash. The sale resulted in a gain of $26,182,000 after provision of $4,217,000 for conditional consideration payable to ARG by the Partnership pursuant to the acquisition agreement entered into in March, 1999 (see Note 3). Proceeds from the sale were used to repay $26,000,000 of debt and for working capital purposes.

   Results of BRC's operations are reported as a discontinued operation for all periods presented in the accompanying financial statements. BRC operated as a subsidiary of the Partnership for the period of March 4, 1999 through October 25, 2000. Summarized operating results of BRC were as follows for the periods indicated below:

                                            January 1, 2000      March 4, 1999
                                                through             through
                                            October 25, 2000   December 31, 1999
                                            ----------------   -----------------
Refining revenue .......................        $172,451            $107,489
Operating income .......................        $  5,526            $  5,093
Net income .............................        $  5,682            $  5,182

                             BUCKEYE PARTNERS, L.P.

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

 Environmental

   In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses of $2.2 million, $1.5 million and $3.2 million for 2001, 2000 and 1999, respectively, which were related to the environment. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintain high environmental standards and to increasingly strict environmental laws and government enforcement policies.

   Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Partnerships relating to these clean-up sites cannot be reasonably estimated and could be material. With respect to each site, however, the Operating Partnership involved is typically one of several or as many as several hundred potentially responsible parties that would share in the total costs of clean-up under the principle of joint and several liability. Although the Partnership has made a provision for certain legal expenses relating to these matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings.

7. PREPAID AND OTHER CURRENT ASSETS

   Prepaid and other current assets consist primarily of receivables from third parties for pipeline relocations and other work either completed or in-progress. Prepaid and other current assets also include prepaid insurance, prepaid taxes and other miscellaneous items.

                             BUCKEYE PARTNERS, L.P.

8. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                                                December 31,
                                                             -------------------
                                                               2001       2000
                                                               ----       ----
                                                               (In thousands)
   Land..................................................    $ 16,904   $ 12,300
   Rights-of-way.........................................      25,402     23,423
   Buildings and leasehold improvements..................      36,294     29,209
   Machinery, equipment and office furnishings...........     645,751    579,580
   Construction in progress..............................      25,017     29,722
                                                             --------   --------
                                                              749,368    674,234
    Less accumulated depreciation .......................      78,929     88,604
                                                             --------   --------
    Total ...............................................    $670,439   $585,630
                                                             ========   ========


   Depreciation expense was $14,232,000, $12,548,000 and $12,030,000 for the years 2001, 2000 and 1999, respectively. Depreciation expense related to discontinued operations was $434,000 and $525,000 in 2000 and 1999, respectively.

9. OTHER NON-CURRENT ASSETS

   Other non-current assets consist of the following:

                                                                 December 31,
                                                               -----------------
                                                                2001       2000
                                                                ----       ----
                                                                (In thousands)
   Deferred charge (see Note 15)...........................    $43,604   $48,302
   Goodwill................................................     14,296    15,368
   Investment in West Shore Pipe Line Company..............     23,268        --
   Other...................................................      8,222     5,459
                                                               -------   -------
    Total .................................................    $89,390   $69,129
                                                               =======   =======


   The $64.2 million market value of limited partnership units ("LP Units") issued in connection with the restructuring of the ESOP in August 1997 (the "ESOP Restructuring") was recorded as a deferred charge and is being amortized on the straight-line basis over 164 months (see Note 15). Amortization of the deferred charge related to the ESOP Restructuring was $4,698,000 in 2001, 2000 and 1999. During the reporting periods 2001, 2000 and 1999 goodwill was amortized on a straight-line basis over a period of fifteen years. Goodwill amortization expense related to continuing operations was $1,072,000, $660,000 and $180,000 in 2001, 2000 and 1999, respectively. Goodwill amortization expense included in income from discontinued operations was $41,000 in 2000 and 1999.

                             BUCKEYE PARTNERS, L.P.

10.   ACCRUED AND OTHER CURRENT LIABILITIES

   Accrued and other current liabilities consist of the following:

                                                                 December 31,
                                                               -----------------
                                                                2001       2000
                                                                ----       ----
                                                                (In thousands)
   Taxes--other than income................................    $ 4,727   $ 4,158
   Accrued charges due General Partner.....................      6,552     5,581
   Environmental liabilities...............................      3,148     2,611
   Interest................................................      1,447     1,618
   Accrued operating power.................................      1,091       926
   Deposits................................................      1,333     3,170
   Accrued top-up reserve (see Note 15)....................      1,295        --
   Other...................................................      5,292     4,652
                                                               -------   -------
    Total .................................................    $24,885   $22,716
                                                               =======   =======


11.   LONG-TERM DEBT AND CREDIT FACILITIES

   Long-term debt consists of the following:

                                                                December 31,
                                                             -------------------
                                                               2001       2000
                                                               ----       ----
                                                               (In thousands)
   Senior Notes:
    6.98% Series 1997A due December 16, 2024 (subject to
      $25.0 million annual sinking fund requirement
      commencing December 16, 2020)......................    $125,000   $125,000
    6.89% Series 1997B due December 16, 2024 (subject to
      $20.0 million annual sinking fund requirement
      commencing December 16, 2020)......................     100,000    100,000
    6.95% Series 1997C due December 16, 2024 (subject to
      $2.0 million annual sinking fund requirement
      commencing
       December 16, 2020)................................      10,000     10,000
    6.96% Series 1997D due December 16, 2024 (subject to
      $1.0 million annual sinking fund requirement
      commencing
      December 16, 2020).................................       5,000      5,000
    Credit Facility due September 5, 2006 (variable
      rates; average weighted rate at December 31, 2001
      was 3.05%).........................................     133,000         --
    Credit Agreement due December 16, 2003 (variable
      rates; average
      weighted rate at December 31, 2000 was 7.21%)......          --     43,000
                                                             --------   --------
       Total.............................................    $373,000   $283,000
                                                             ========   ========


   At December 31, 2001, a total of $133.0 million of debt was scheduled to mature in September 2006. A total of $240,000,000 of debt is scheduled to mature in the period 2020 through 2024.

   The fair value of the Partnership's debt is estimated to be $372 million and $283 million as of December 31, 2001 and 2000, respectively. The values at December 31, 2001 and 2000 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

                             BUCKEYE PARTNERS, L.P.

   During December 1997, Buckeye entered into an agreement to issue $240.0 million of Senior Notes (Series 1997A through 1997D) bearing interest ranging from 6.89 percent to 6.98 percent. The indenture, as amended in connection with the issuance of the Senior Notes (the "Indenture"), contains covenants that affect Buckeye, Laurel and Buckeye Pipe Line Company of Michigan, L.P. (the "Indenture Parties"). Generally, the Indenture (a) limits outstanding indebtedness of Buckeye based upon certain financial ratios of the Indenture Parties, (b) prohibits the Indenture Parties from creating or incurring certain liens on their property, (c) prohibits the Indenture Parties from disposing of property which is material to their operations, and (d) limits consolidation, merger and asset transfers of the Indenture Parties.

   During December 1998, Buckeye established a line of credit with commercial banks (the "Credit Agreement") that permitted borrowings of up to $100 million subject to certain limitations contained in the Credit Agreement. Borrowings accrued interest at the bank's base rate or at a rate based on the London interbank rate at the option of Buckeye. At December 31, 2000, a total of $43.0 million in borrowings, at a weighted average rate of 7.21 percent, was outstanding under the Credit Agreement.

   During June 2001, the Partnership entered into a new Loan Agreement (the "Loan Agreement") with a commercial bank under which $30.0 million in additional funds were committed to the Partnership. Funds advanced under the Loan Agreement were at interest rates based on a spread over LIBOR, to be determined by the bank at the time of the borrowing.

   During September and October 2001, the Partnership entered into a $277.5 million 5-year Revolving Credit Agreement and a $92.5 million 364-day Revolving Credit Agreement (the "Credit Facilities") with a syndicate of banks led by SunTrust Bank. These Credit Facilities permit borrowings of up to $370 million subject to certain limitations contained in the Credit Facility agreements. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate ("LIBOR") at the option of the Partnership. At December 31, 2001, the Partnership had borrowed $133.0 million under the 5-year Revolving Credit Agreement at a weighted average LIBOR rate of 3.05 percent. The Credit Facilities agreements contain certain covenants that (a) limit outstanding indebtedness of the Partnership based upon certain financial ratios contained in the Credit Facilities agreements, (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property which is material to its operations, (d) limit consolidation, merger and asset transfers by the Partnership, and (e) requires the Partnership to maintain at least one investment grade credit rating (BBB-, Baa3 or greater) from S&P or Moody's. Concurrent with obtaining the Credit Facilities, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement and its $30 million Loan Agreement, and those agreements were terminated.

   Costs incurred in connection with the Credit Facilities amounted to $1.3 million and are being amortized over the life of the Credit Facilities.

12.   OTHER NON-CURRENT LIABILITIES

   Other non-current liabilities consist of the following:

                                                                 December 31,
                                                               -----------------
                                                                2001       2000
                                                                ----       ----
                                                                (In thousands)
   Accrued employee benefit liabilities (see Note 13)......    $36,188   $35,658
   Accrued top-up reserve (see Note 15)....................      3,484     4,097
   Other...................................................      6,384     8,269
                                                               -------   -------
    Total .................................................    $46,056   $48,024
                                                               =======   =======

                             BUCKEYE PARTNERS, L.P.

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

   A reconciliation of the beginning and ending balances of the benefit obligations under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                                               Postretirement
                                                                         Pension Benefits         Benefits
                                                                         -----------------    -----------------
                                                                          2001      2000       2001      2000
                                                                          ----      ----       ----      ----
                                                                                     (In thousands)
   Change in benefit obligation
    Benefit obligation at beginning of year .........................   $ 9,921    $12,295   $28,037    $26,348
    Service cost ....................................................       641        519       486        518
    Interest cost ...................................................       941        726     2,181      1,983
    Actuarial (gain) loss ...........................................     3,269     (1,225)    3,765        788
    Change in assumptions ...........................................      (386)        --        --         --
    Amendment (1) ...................................................    (2,218)        --        --         --
    Benefit payments ................................................    (1,071)    (2,394)   (1,751)    (1,600)
                                                                        -------    -------   -------    -------
    Benefit obligation at end of year ...............................   $11,097    $ 9,921   $32,718    $28,037
                                                                        =======    =======   =======    =======

---------------
(1) During 2001, the retirement income guaranty plan was amended to (i) exclude bonus payments, beginning with bonuses payable in 2003 and thereafter, from the definition of compensation used to calculate benefits under the plan, and (ii) provide that the annuity equivalent of the 5 percent company contribution, used as an offset to benefits payable under the plan, will be calculated using a 7.5 percent discount rate in lieu of the 30-year Treasury Bond rate.

                             BUCKEYE PARTNERS, L.P.

   A reconciliation of the beginning and ending balances of the fair value of plan assets under the noncontributory pension plans and the postretirement health care and life insurance plan is as follows:

                                                                                                Postretirement
                                                                         Pension Benefits          Benefits
                                                                         -----------------    -------------------
                                                                          2001      2000       2001        2000
                                                                          ----      ----       ----        ----
                                                                                      (In thousands)
   Change in plan assets
    Fair value of plan assets at beginning of year ..................   $ 7,293    $ 8,337   $     --    $     --
    Actuarial return on plan assets .................................       300        (10)        --          --
    Employer contribution ...........................................       333      1,360      1,751       1,600
    Benefits paid ...................................................    (1,071)    (2,394)    (1,751)     (1,600)
                                                                        -------    -------   --------    --------
    Fair value of plan assets at end of year ........................   $ 6,855    $ 7,293   $     --    $     --
                                                                        =======    =======   ========    ========
    Funded status ...................................................   $(4,242)   $(2,628)  $(32,718)   $(28,037)
    Unrecognized prior service benefit ..............................    (2,671)      (569)    (1,159)     (1,738)
    Unrecognized actuarial (gain) loss ..............................     1,694     (1,397)     2,573      (1,159)
    Unrecognized net asset at transition ............................      (303)      (463)        --          --
                                                                        -------    -------   --------    --------
    Accrued benefit cost ............................................   $(5,522)   $(5,057)  $(31,304)   $(30,934)
                                                                        =======    =======   ========    ========


   The weighted average assumptions used in accounting for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:

                                                                                                Postretirement
                                                                         Pension Benefits          Benefits
                                                                         -----------------    -------------------
                                                                          2001      2000       2001        2000
                                                                          ----      ----       ----        ----
                                                                                      (In thousands)
   Weighted-average assumptions as of
    December 31
    Discount rate ...................................................    7.25%      7.75%      7.25%      7.75%
    Expected return on plan assets ..................................    8.50%      8.50%      N/A         N/A
    Rate of compensation increase ...................................    4.50%      5.25%      N/A         N/A

   The assumed rate of cost increase in the postretirement health care and life insurance plan in 2001 was 10 percent for both non-Medicare eligible and Medicare eligible retirees. The assumed annual rates of cost increase decline each year through 2007 to a rate of 5.0 percent, and remain at 5.0 percent thereafter for both non-Medicare eligible and Medicare eligible retirees.

                             BUCKEYE PARTNERS, L.P.

   Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1 percent change in the health care cost trend rate for each future year would have had the following effects on 2001 results:

                                                    1-Percentage      1-Percentage
                                                   Point Increase    Point Decrease
                                                   --------------    --------------
                                                            (In thousands)
   Effect on total service cost and interest
    cost components ............................       $  454           $  (385)
   Effect on postretirement benefit obligation .       $4,857           $(4,209)


   The components of the net periodic benefit cost recognized for the noncontributory pension plans and the postretirement health care and life insurance plan were as follows:


                                                                           Pension Benefits        Postretirement Benefits
                                                                        ----------------------    -------------------------
                                                                         2001    2000     1999     2001      2000     1999
                                                                         ----    ----     ----     ----      ----     ----
                                                                                           (In thousands)
Components of net periodic benefit cost
 Service cost .......................................................   $ 641    $ 519   $ 492    $  486    $  518   $  509
 Interest cost ......................................................     941      726     742     2,181     1,983    1,688
 Expected return on plan assets .....................................    (578)    (676)   (655)       --        --       --
 Amortization of unrecognized transition
   asset ............................................................    (160)    (160)   (160)       --        --       --
 Amortization of prior service benefit ..............................    (116)     (96)    (86)     (580)     (580)    (580)
 Amortization of unrecognized (gains)/losses ........................      70     (149)    258        34        21       26
                                                                        -----    -----   -----    ------    ------   ------
 Net periodic benefit cost ..........................................   $ 798    $ 164   $ 591    $2,121    $1,942   $1,643
                                                                        =====    =====   =====    ======    ======   ======

   Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $170,000, $119,000 and $140,000 for 2001, 2000 and 1999, respectively.

   In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $98,000, $95,000 and $103,000 for 2001, 2000 and 1999, respectively.

14.   UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

   The Partnership has a Unit Option and Distribution Equivalent Plan (the "Option Plan"), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan was amended and restated on July 14, 1998. The Option Plan authorizes the granting of options (the "Options") to acquire LP Units to selected key employees (the "Optionees") not to exceed 720,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to an Option granted under the Option Plan is generally equal to the market value on the date of the grant. Options granted prior to 1998 were granted with a feature that allows Optionees to apply accrued credit balances
(the "Distribution Equivalents") as an adjustment to the aggregate purchase price of such

                             BUCKEYE PARTNERS, L.P.

Options. The Distribution Equivalents are an amount equal to (i) the Partnership's per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. With respect to options granted after 1997, Distribution Equivalents are paid as independent cash bonuses on the date options vest dependent upon the percentage attainment of 3-year distributable cash flow targets.

   Vesting in the Options is determined by the number of anniversaries the Optionee has remained in the employ of Services Company following the date of the grant of the Option. Options granted prior to 1998 vested in varying amounts beginning generally three years after the date of grant. Options granted after 1997 vest completely in three years after the date of the grant. Options granted after 1997 are exercisable for a period of seven years following the date on which they vest. Options granted prior to 1998 are exercisable for a period of five years following the date on which they vest. The Partnership recorded compensation expense related to the Option Plan of $7,000 in 2001, $20,000 in 2000 and $33,000 in 1999. Compensation and benefit costs of executive officers were not charged to the Partnership after August 12, 1997 (see Note 17). If compensation cost for the Option Plan had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the proforma amounts below:


                                                                        (In thousands,
                                                                   except per Unit amounts)
                                                                 ----------------------------
                                                                   2001      2000       1999
                                                                   ----      ----       ----
Net income                                      As reported      $69,402    $96,331   $76,283
                                                Pro forma        $69,279    $96,256   $76,258
Basic earnings per unit                         As reported
                                                and Pro forma    $  2.56    $  3.56   $  2.82
Diluted earnings per unit                       As reported
                                                and Pro forma    $  2.55    $  3.55   $  2.81

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. A portion of each option granted prior to 1998 vests after three, four and five years following the date of the grant. The assumptions used for options granted in 2001, 2000 and 1999 are indicated below.

                                                                           Risk-free Interest Rate   Expected Life (Years)
                                                                           -----------------------   ---------------------
                         Year of           Dividend                            Vesting Period            Vesting Period
                       Option Grant          Yield           Volatility            3 Years                  3 Years
                       ------------          -----           ----------            -------                  -------
                           2001              7.4%               28.7%               4.7%                      3.50
                           2000              9.3%               19.4%               6.5%                      3.50
                           1999              7.7%               20.1%               5.6%                      3.50

                             BUCKEYE PARTNERS, L.P.

   A summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2001, 2000 and 1999 is as follows:

                                                          2001                         2000                         1999
                                                -------------------------    -------------------------    -------------------------
                                                 Units        Weighted        Units        Weighted        Units        Weighted
                                                 Under        Average         Under         Average        Under         Average
                                                Option     Exercise Price    Option     Exercise Price     Option    Exercise Price
                                               --------    --------------   --------    --------------    --------   --------------
Outstanding at beginning of year ...........    199,740        $20.17        204,040        $17.86         220,440       $15.71
Granted ....................................     42,600         33.90         45,900         25.75          37,400        28.50
Exercised ..................................    (73,940)        16.20        (50,200)        14.09         (53,800)       12.53
Forfeitures ................................     (5,300)        27.45             --            --              --           --
                                               --------                     --------                      --------
Outstanding at end of year .................    163,100         25.17        199,740         20.17         204,040        17.86
                                               ========                     ========                      ========
Options
  exercisable at year-end...................     45,700                       78,740                        68,240
Weighted average fair value of options
  granted during the year...................   $   4.72                     $   2.03                      $   3.75


   The following table summarizes information relating to LP Unit options outstanding under the Option Plan at December 31, 2001:


                                                                                   Options
                                     Options Outstanding                         Exercisable
                       ------------------------------------------------   -----------------------------
  Range of              Options      Weighted Average       Weighted        Options         Weighted
  Exercise            Outstanding        Remaining          Average       Exercisable        Average
   Prices             at 12/31/01    Contractual Life    Exercise Price   at 12/31/01    Exercise Price
  ------------        -----------    ----------------    --------------   -----------    --------------
 $8.00 to $10.00          4,000          4.1 Years           $ 8.30           4,000          $ 8.30
$10.01 to $15.00         26,500          3.4 Years            12.42          20,000           12.90
$15.01 to $20.00         13,000          3.1 Years            15.80          13,000           15.80
$20.01 to $30.00         77,000          7.7 Years            27.18           8,700           29.07
$30.01 to $35.00         42,600          9.2 Years            33.90              --              --
                        -------                                              ------
 Total                  163,100          6.9 Years            25.17          45,700           16.40
                        =======                                              ======

   At December 31, 2001, there were 209,500 LP Units available for future grants under the Option Plan.

   The Partnership also offers a unit option loan program whereby Optionees may borrow, at market rates, up to 95 percent of the purchase price of the LP
Units and up to 100 percent of the applicable income tax withholding obligation in connection with such exercise. At December 31, 2001, 12 employees participated in the unit option loan program, with an aggregate borrowing outstanding at December 31, 2001 of $1,408,000, of which $995,000 is related to the purchase price of the LP Units.

                             BUCKEYE PARTNERS, L.P.

15.   EMPLOYEE STOCK OWNERSHIP PLAN

   Services Company provides an employee stock ownership plan (the "ESOP") to substantially all of its regular full-time employees, except those covered by certain labor contracts. The ESOP owns all of the outstanding common stock of Services Company. At December 31, 2001, the ESOP was directly obligated to a third-party lender for $51.4 million of 7.24 percent notes (the "ESOP Notes"). The ESOP Notes are secured by Services Company common stock and are guaranteed by Glenmoor and certain of its affiliates. The proceeds from the issuance of the ESOP Notes were used to purchase Services Company common stock. Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Services Company stock allocated to employees receives stock dividends in lieu of cash, while cash dividends are used to pay principal and interest on the ESOP Notes.

   The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership's obligation to reimburse BMC for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to BMC under the existing incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, as required to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the "top-up reserve"). The Partnership will also incur ESOP-related costs for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs. Total ESOP related costs charged to earnings were $1,100,000 during each of 2001 and 2000 and $1,300,000 million during 1999.

16.   LEASES AND COMMITMENTS

   The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2001 are approximately $3.3 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

   The General Partner leases space in an office building and certain copying equipment and charges these costs to the Operating Partnerships. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these noncancelable operating leases at December 31, 2001 were as follows: $898,000 for 2002, $734,000 for 2003, $649,000 for 2004, $657,000
for 2005, $483,000 for 2006 and $59,000 thereafter.

   Buckeye entered into an energy services agreement for certain main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next ten years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye's use of the natural gas engines has exceeded the minimum requirement in 1999, 2000 and 2001.

                             BUCKEYE PARTNERS, L.P.

   Rent expense under operating leases was $7,700,000, $8,855,000 and $8,448,000 for 2001, 2000 and 1999, respectively. Included in rent expense for operating leases is $1,191,000 and $1,187,000 related to discontinued operations for 2000 and 1999, respectively.

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

   Services Company employs a significant portion of the employees that work for the Operating Partnerships. Services Company entered into a Services Agreement with BMC and the General Partner in August 1997 to provide services to the Partnership and the Operating Partnerships through March 2011.
Services Company is reimbursed by BMC or the General Partner for its direct and indirect expenses, other than with respect to certain executive compensation. BMC and the General Partner are then reimbursed by the Partnership and the Operating Partnerships. Costs reimbursed to BMC, the General Partner or Services Company by the Partnership and the Operating Partnerships totaled $58.4 million, $53.6 million and $54.3 million in 2001, 2000 and 1999, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

    Services Company, which is beneficially owned by the ESOP, owns 2,487,005 LP Units (approximately 9.3 percent of the LP Units outstanding). Distributions received by Services Company on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $6,121,000, $6,050,000 and $5,533,000 in 2001, 2000 and 1999, respectively. In addition, the Partnership recorded ESOP-related costs of $1,100,000, $1,099,000 and $1,341,000 in 2001, 2000 and 1999, respectively (see Note 15).

   Glenmoor and BMC are entitled to receive an annual management fee for certain management functions they provide to the General Partner pursuant to a Management Agreement among Glenmoor, BMC and the General Partner. The disinterested directors of the General Partner approve the amount on a periodic basis. The management fee includes a Senior Administrative Charge of not less than $975,000 and reimbursement for certain costs and expenses. Amounts paid to Glenmoor and BMC in 2001 amounted to $1,984,000, including $975,000 for the Senior Administrative Charge and $1,009,000 of reimbursed expenses. Amounts paid to Glenmoor and BMC in each of the years 2000 and 1999 for management fees were approximately $2,300,000, including $975,000 for the Senior Administrative Charge and $1,325,000 of reimbursed expenses.

   The General Partner receives incentive compensation payments from the Partnership pursuant to an incentive compensation agreement based upon the level of quarterly cash distributions paid per LP Unit. Incentive compensation payments totaled $10,272,000, $9,698,000 and $7,229,000 in 2001, 2000 and
1999, respectively. In April 2001, the Partnership and the General Partner entered into the Second Amended and Restated Incentive Compensation Agreement ("Incentive Compensation Agreement"). The principal change reflected in the Incentive Compensation Agreement was the elimination prospectively of a cap on aggregate incentive compensation payments to the General Partner effective December 31, 2005, or earlier if distributions on LP Units equal or exceed $.6375 per LP Unit for four consecutive quarterly

                             BUCKEYE PARTNERS, L.P.

periods ($2.55 annually). The amendment was approved in accordance with the Partnership Agreement by the Board of Directors of the General Partner based upon a recommendation of a special committee of disinterested members of the Board.

18.   PARTNERS' CAPITAL

   Changes in partners' capital for the years ended December 31, 1999, 2000, and 2001 were as follows:


                                                                                                         Receivable
                                                                              General      Limited      from Exercise
                                                                              Partner      Partners      of Options        Total
                                                                              -------      --------      ----------        -----
                                                                                        (In thousands, except for Units)
Partners' capital at January 1, 1999 .....................................   $  2,390    $   296,095        $  --       $   298,485
Net income ...............................................................        689         75,594           --            76,283
Distributions ............................................................       (531)       (58,226)          --           (58,757)
Exercise of unit options .................................................         --            978           --               978
                                                                             --------    -----------        -----       -----------
Partners' capital at December 31, 1999 ...................................      2,548        314,441           --           316,989
Net income ...............................................................        868         95,463           --            96,331
Distributions ............................................................       (585)       (64,366)          --           (64,951)
Exercise of unit options .................................................         --          1,013           --             1,013
                                                                             --------    -----------        -----       -----------
Partners' capital December 31, 2000 ......................................      2,831        346,551           --           349,382
Net income ...............................................................        601         68,801           --            69,402
Distributions ............................................................       (598)       (65,866)          --           (66,464)
Exercise of unit options .................................................         --          1,571           --             1,571
Receivable from exercise of options ......................................         --             --         (995)             (995)
                                                                             --------    -----------        -----       -----------
Partners' capital December 31, 2001 ......................................   $  2,834    $   351,057        $(995)      $   352,896
                                                                             ========    ===========        =====       ===========

Units outstanding at January 1, 1999 .....................................    243,914     26,742,606                     26,986,520
Units issued pursuant to the unit option
  and distribution equivalent plan
  and capital contributions...............................................         --         53,800                         53,800
                                                                             --------    -----------                    -----------
Units outstanding at December 31, 1999 ...................................    243,914     26,796,406                     27,040,320
Units issued pursuant to the unit option
  and distribution equivalent plan........................................         --         50,200                         50,200
                                                                             --------    -----------                    -----------
Units outstanding at December 31, 2000 ...................................    243,914     26,846,606                     27,090,520
Units issued pursuant to the unit option
  and distribution equivalent plan........................................         --         73,940                         73,940
                                                                             --------    -----------                    -----------
Units outstanding at December 31, 2001 ...................................    243,914     26,920,546                     27,164,460
                                                                             ========    ===========                    ===========


   The net income per unit for 2001, 2000 and 1999 was calculated using the weighted average outstanding LP Units of 27,131,286, 27,062,809 and 27,014,429, respectively.

   The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units.

                             BUCKEYE PARTNERS, L.P.

   The receivable from the exercise of options is due from Services Company for notes issued under the unit option loan program (see Note 14). The notes are full recourse promissory notes due from Optionees, bearing market rates of interest.

19.   CASH DISTRIBUTIONS

   The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. In 2001, quarterly distributions of $0.60 per GP and LP Unit were paid in February and May, and $0.625 per GP and LP Unit were paid in August and November. In 2000, quarterly distributions of $0.60 per GP and LP Unit were paid in February, May, August and November. In 1999, quarterly distributions of $0.525 per GP and LP Unit were paid in February and $0.55 per GP and LP Unit were paid in May, August and November. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $66,464,000 in 2001, $64,951,000 in 2000 and
$58,757,000 in 1999.

20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 2001 and 2000 are set forth below. Quarterly results were influenced by seasonal and other factors inherent in the Partnership's business.


                               1st Quarter          2nd Quarter          3rd Quarter          4th Quarter              Total
                            -----------------    -----------------    -----------------    -----------------    -------------------
                             2001      2000       2001      2000       2001      2000       2001       2000       2001       2000
                             ----      ----       ----      ----       ----      ----       ----       ----       ----       ----
                                                            (In thousands, except per unit amounts)
Transportation revenue .   $54,417    $49,873   $56,867    $50,078   $58,650    $52,567   $62,463    $56,114    $232,397   $208,632
Operating income .......    21,853     20,844    23,012     20,636    24,570     22,064    28,896     27,931      98,331     91,475
Income from continuing
 operations ............    14,923     14,293    16,050     14,015    16,706     14,471    21,723     21,688      69,402     64,467
Income from
 discontinued
 operations ............        --      1,317        --        421        --      3,465        --        479          --      5,682
Gain on sale of
 discontinued
 operations ............        --         --        --         --        --         --        --     26,182          --     26,182
Net income .............    14,923     15,610    16,050     14,436    16,706     17,936    21,723     48,349      69,402     96,331
Earnings per
 Partnership Unit:
 Income from continuing
   operations...........      0.55       0.53      0.59       0.52      0.62       0.53      0.80       0.80        2.56       2.38
 Income from
   discontinued
   operations...........        --       0.05        --       0.01        --       0.13        --       0.02          --       0.21
 Gain on sale of
   discontinued
   operations...........        --         --        --         --        --         --        --       0.97          --       0.97
 Net income per Unit ...      0.55       0.58      0.59       0.53      0.62       0.66      0.80       1.79        2.56       3.56
Earnings per
 Partnership Unit:
   assuming dilution:
 Income from continuing
   operations...........      0.55       0.53      0.59       0.52      0.61       0.53      0.80       0.80        2.55       2.38
 Income from
   discontinued
   operations...........        --       0.05        --       0.01        --       0.13        --       0.02          --       0.21
 Gain on sale of
   discontinued
   operations...........        --         --        --         --        --         --        --       0.96          --       0.96
 Net income per Unit ...      0.55       0.58      0.59       0.53      0.61       0.66      0.80       1.78        2.55       3.55

                             BUCKEYE PARTNERS, L.P.

21.   EARNINGS PER UNIT

   The following is a reconciliation of basic and dilutive income from continuing operations per LP Unit for the years ended December 31, 2001, 2000 and 1999:


                                                         2001                         2000                          1999
                                              --------------------------   --------------------------    --------------------------
                                              Income     Units      Per     Income     Units     Per      Income     Units     Per
                                              (Numer-   (Denom-    Unit    (Numer-    (Denom-    Unit    (Numer-    (Denom-    Unit
                                               ator)    inator)    Amt.     ator)     inator)    Amt.     ator)     inator)    Amt.
                                              -------   -------    -----   -------    -------   -----    -------    -------   -----
Income from continuing operations.........    $69,402                      $64,467                       $71,101
                                              -------                      -------                       -------
Basic earnings per
  Partnership Unit........................     69,402    27,131    $2.56    64,467    27,063    $2.38     71,101    27,014    $2.63
                                                                   =====                        =====                         =====
Effect of dilutive
  securities -- options...................         --        62                 --        75                  --        85
                                              -------    ------            -------    ------             -------    ------
Diluted earnings per Partnership Unit.....    $69,402    27,193    $2.55   $64,467    27,138    $2.38    $71,101    27,099    $2.62
                                              =======    ======    =====   =======    ======    =====    =======    ======    =====


   Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan (see Note 14).

22.   PROPERTY TAX SETTLEMENT

   In February 1999, the Partnership entered into a stipulation and order of settlement with the New York State Office of Real Property Services and the City of New York settling various real property tax certiorari proceedings. The Partnership had challenged its real property tax assessments for a number of past tax years on that portion of its pipeline that is located in a public right-of-way in New York City. The settlement agreement resulted in a one-time reduction of operating expenses of $11.0 million, including a cash refund of $6.0 million, recorded in the second quarter of 1999.

23.   OTHER EVENTS

   In April 2000, the Partnership announced that it entered into non-exclusive agreements that provided for the Partnership to receive a 3.5 percent equity interest in Aerie Networks, Inc. ("Aerie") in exchange for assisting Aerie with its development of a fiber optics network along a portion of the Partnership's pipeline rights-of-way. No cash investment or expense was required by the Partnership. The Partnership's agreement to provide access to its rights-of-way was contingent on Aerie's success in raising additional capital. On September 1, 2000, the Partnership received preferred stock in Aerie Networks, Inc. in exchange for 1,026 miles of right-of-way occupancy rights for fiber optic cable. As a result of Aerie's successful financing, the Partnership's equity ownership was diluted to approximately a 2.8 percent interest in Aerie. The investment in Aerie was accounted for on the cost method of accounting.

   During October 2001, following a change in the strategic direction of Aerie, the Partnership elected to tender the preferred stock back to Aerie for $0.7 million cash plus liquidation rights in certain telecommunication assets, resulting in a gain of approximately $0.6 million. The Partnership has no further obligation to provide Aerie with access to the Partnership's pipeline rights-of-way.

                             BUCKEYE PARTNERS, L.P.

   In July 2000, the Partnership entered into a joint venture with PetroNet Corporation ("PetroNet"). The Partnership received 49.99 percent of PetroNet common stock in exchange for granting PetroNet the right to construct a next generation fiber optics network within the Partnership's pipeline rights-of-way. PetroNet was not successful in obtaining first stage equity financing. As a result, on January 4, 2001, the Partnership exercised its option to put its stock interest back to PetroNet and terminated its contractual relationship with PetroNet, with no material impact on the Partnership's results of operations or financial position. The investment in PetroNet was accounted for on the equity method of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.
                                    PART III

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

Directors of the General Partner

   Set forth below is certain information concerning the directors of the General Partner.

                  Name, Age and Present                                           Business Experience During
              Position with General Partner                                             Past Five Years
              ------------------------------                                        ----------------------
Alfred W. Martinelli, 74                                    Mr. Martinelli has been Chairman of the Board of the General Partner
  Chairman of the Board*                                    and BMC since April 1987. He was Chief Executive Officer of the General
                                                            Partner and BMC from April 1987 to September 2000. Mr. Martinelli has been a Director of the General Partner and BMC since October 1986.

William H. Shea, Jr., 47                                    Mr. Shea was named President and Chief Executive Officer and a director
  President and Chief                                       of the General Partner on September 27, 2000. He served as President
  Executive Officer                                         and Chief Operating Officer of the General Partner from July 1998 to
  and Director*                                             September 2000. Mr. Shea had been named Executive Vice President of the
                                                            General Partner in September 1997 and previously served as Vice
                                                            President of Marketing and Business Development of the General Partner
                                                            from March 1996 to September 1997. He is the son-in-law of Mr. Alfred
                                                            W. Martinelli.

Brian F. Billings, 63                                       Mr. Billings became a director of the General Partner on December 31,
  Director                                                  1998. Mr. Billings was a director of BMC from October 1986 to December
                                                            1998.

Edward F. Kosnik, 57                                        Mr. Kosnik became a director of the General Partner on December 31,
  Director                                                  1998. He was a director of BMC from October 1986 to December 1998. Mr.
                                                            Kosnik was President and Chief Executive Officer of Berwind
                                                            Corporation, a diversified company, from December 1999 until February
                                                            2001 and was President and Chief Operating Officer of Berwind
                                                            Corporation from June 1997 to December 1999. He was Senior Executive
                                                            Vice President and Chief Operating Officer of Alexander &
                                                            Alexander Services, Inc. from May 1996 until January 1997.

Jonathan O'Herron, 72                                       Mr. O'Herron became a director of the General Partner on December 31,
  Director                                                  1998. Mr. O'Herron was a director of BMC from September 1997 to
                                                            December 1998. He has been Managing Director of Lazard Freres &
                                                            Company, LLC for more than five years.

                  Name, Age and Present                                           Business Experience During
              Position with General Partner                                             Past Five Years
              ------------------------------                                        ----------------------
Joseph A. LaSala, Jr., 47                                   Mr. LaSala became a director of the General Partner on April 23, 2001.
  Director                                                  He has served as Vice President, General Counsel and Secretary of
                                                            Novell, Inc. since July 11, 2001. Mr. LaSala served as Vice President,
                                                            General Counsel and Secretary of Cambridge Technology Partners from
                                                            March 2000 to July 2001. He had been Vice President, General Counsel and Secretary of Union Pacific Resources, Inc. from January 1997 to
                                                            February 2000.

David J. Martinelli, 41                                     Mr. Martinellibecame a director of the General Partner on September 27,
  Senior Vice President--                                   2000. He was named Senior Vice President-Corporate Development and
  Corporate Development and                                 Treasurer of the General Partner in December 1999. Mr. Martinelli
  Treasurer and Director*                                   served as Senior Vice President and Treasurer of the General Partner
                                                            from July 1998 to December 1999 and previously served as Vice President and Treasurer of the General Partner from June 1996. He is the son of
                                                            Mr. Alfred W. Martinelli.

Frank S. Sowinski, 45                                       Mr. Sowinski became a director of the General Partner on February 22,
  Director                                                  2001. He served as Senior Vice President and Chief Financial Officer of
                                                            the Dun & Bradstreet Corporation from October 2000 to April 2001. Mr.
                                                            Sowinski served as President of the Dun & Bradstreet operating company from September 1999 to October 2000. He had been Senior Vice President and Chief Financial Officer of the Dun & Bradstreet Corporation from
                                                            November 1996 to September 1999.

Ernest R. Varalli, 71                                       Mr. Varalli has been a director of the General Partner and BMC since
  Director*                                                 July 1987.

---------------
* Also a director of Services Company.

   The General Partner has an Audit Committee, which currently consists of four directors: Brian F. Billings, Edward F. Kosnik, Jonathan O'Herron and Frank S. Sowinski. Messrs. Billings, Kosnik, O'Herron and Sowinski are neither officers nor employees of the General Partner or any of its affiliates.

   In addition, the General Partner has a Finance Committee, which currently consists of three directors:, Edward F. Kosnik, Jonathan O'Herron and Ernest
R. Varalli. The Finance Committee provides oversight and advice with respect to the capital structure of the Partnership.

Executive Officers of the General Partner

   Set forth below is certain information concerning the executive officers of the General Partner who also serve in similar positions in BMC and Services Company.

             Name, Age and Present Position                               Business Experience During Past Five Years
              ------------------------------                              ------------------------------------------
Stephen C. Muther, 52                                       Mr. Muther has been Senior Vice President - Administration, General
  Senior Vice President--                                   Counsel and Secretary of the General Partner for more than five years.
  Administration, General Counsel and Secretary

Steven C. Ramsey, 47                                        Mr. Ramsey has been Senior Vice President - Finance and Chief Financial
  Senior Vice President--                                   Officer of the General Partner for more than five years.
  Finance and Chief
  Financial Officer


Item 11. Executive Compensation

Director Compensation

   The fee schedule for directors of the General Partner is as follows: annual fee, $25,000; attendance fee for each Board of Directors meeting, $1,000; and attendance fee for each committee meeting, $750. Messrs. Alfred and David Martinelli, Shea, and Varalli do not receive any fees as directors. Directors' fees paid by the General Partner in 2001 to its directors amounted to $214,000. The directors' fees were reimbursed by the Partnership. Members of the Board of Directors of BMC and Services Company are not separately compensated for their services as directors.

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

Executive Officer Severance Agreements

   BMC, Services Company and Glenmoor entered into severance agreements in May 1997 with four executive officers of the General Partner providing for the payment of severance compensation equal to the amount of annual base salary and incentive compensation then being paid to such individuals (the "Severance Compensation Amount"). Such officers were C. Richard Wilson, then President and Chief Operating Officer; Michael P. Epperly, then Senior Vice President - Operations; Steven C. Ramsey, Senior Vice President - Finance and Chief Financial Officer; and Stephen C. Muther, Senior Vice President - Administration, General Counsel and Secretary. The severance agreements provide for 1.5 times the Severance Compensation Amount upon termination of such individual's employment without "cause" under certain circumstances not involving a "change of control" of the Partnership, and 2.99 times such individual's Severance Compensation Amount (subject to certain limitations) following a "change of control." For purposes of the severance agreements, a "change of control" is defined as the acquisition (other than by the General Partner and its affiliates) of 80 percent or more of the LP Units of the Partnership. Any costs incurred under the severance agreements were to be reimbursed by the Partnership.

   In April 1998, in connection with the realignment of senior management, Mr. Wilson was named Vice Chairman and was succeeded as President and Chief Operating Officer of the General Partner by William H. Shea, Jr. Mr. Wilson resigned as Vice Chairman in 2000. Mr. Epperly's position was eliminated, and his responsibilities were assigned to other officers. The General

Partner entered into agreements with each of Messrs. Wilson and Epperly under which they would receive the equivalent of the Severance Compensation Amount and certain additional compensation. Total costs incurred in 2000 and 1999 under Messrs. Wilson's and Epperly's severance agreements amounted to $0.3 million and $0.1 million, respectively. After their retirement, each of Messrs. Wilson and Epperly agreed to provide certain consulting services to the General Partner for a period of 60 months for a fixed annual fee.

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

Director Recognition Program

   The General Partner has adopted the Director Recognition Program (the "Recognition Program") that had been instituted by BMC in September 1997. The Recognition Program provides that, upon retirement or death and subject to certain conditions, directors receive a recognition benefit of up to three times their annual director's fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of the General Partner or BMC. A minimum of three full years of service as a member of the Board of Directors is required for eligibility under the Recognition Program. Members of the Board of Directors who are concurrently serving as an officer or employee of the General Partner or its affiliates are not eligible for the Recognition Program. No expenses were recorded under this program during 2001. In 2000 and 1999, expenses recorded under the program were $210,000 and $180,000, respectively. Mr. Hahl, who resigned from the Board of Directors in April 2001, was paid $75,000 under the Recognition Program at the time of his resignation. Mr. William C. Pierce and Mr. Robert H. Young, former members of the Board of Directors who resigned in July 1999, were paid $45,000 each in 1999 under the Recognition Program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Services Company owns approximately 9.2 percent of the outstanding LP Units as of March 15, 2001. No other person or group is known to be the beneficial owner of more than 5 percent of the LP Units as of March 15, 2001.

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


                 Name                             Number of LP Units (1)
                 ----                        -------------------------------
Brian F. Billings............................             16,000(2)
Edward F. Kosnik.............................             10,000(2)
Alfred W. Martinelli.........................              9,000(2)
David J. Martinelli..........................              7,800
Stephen C. Muther............................             28,200
Jonathan O'Herron............................             14,800
Steven C. Ramsey.............................             23,200(3)
William H. Shea, Jr..........................             18,800(2)
Frank S. Sowinski............................              2,500
Ernest R. Varalli............................             13,000(2)
All directors and executive officers
  as a group (consisting of 11 persons) .....             143,300

---------------
(1) Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.
(2) The LP Units owned by the persons indicated have shared voting and investment power with their respective spouses.
(3) 3,200 of the LP Units have shared voting and investment power with his spouse.

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

   Glenmoor and BMC are entitled to receive an annual management fee for certain management functions they provide to the General Partner pursuant to a Management Agreement among Glenmoor, BMC and the General Partner. The disinterested directors of the General Partner approve the amount on a periodic basis. The management fee includes a Senior Administrative Charge of not less than $975,000 and reimbursement for certain costs and expenses. Amounts paid to Glenmoor and BMC in 2001 amounted to $2.0 million, including $975,000 for the Senior Administrative Charge and $1.0 million of reimbursed expenses. Amounts paid to Glenmoor and BMC in each of the years 2000 and 1999 for management fees equaled $2.3 million, including $975,000 for the Senior Administrative Charge and $1.3 million of reimbursed expenses.

   The General Partner receives incentive compensation payments from the Partnership pursuant to an incentive compensation agreement. In April 2001, the Partnership and the General Partner entered into the Second Amended and Restated Incentive Compensation Agreement (the "Incentive Compensation Agreement"). The Incentive Compensation Agreement provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay the General Partner, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15 percent of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 30 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.375 but is not more than $0.40, plus (iv) 35 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.40 but is not more than $0.425, plus (v) 40 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.425 but is not more than $0.525, plus (vi) 45 percent of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.525. The General Partner is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13 percent per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13 percent per annum from the date of the closing of the initial public offering in December 1986. The principal change reflected in the Incentive Compensation Agreement was the elimination prospectively of a cap on aggregate incentive compensation payments to the General Partner effective December 31, 2005, or earlier if distributions on LP Units equal or exceed $.6375 per LP Unit for four consecutive quarterly periods ($2.55 annually). The amendments, which were designed to more closely align the interests of the General Partner and the Partnership, were approved by the Board of Directors of the General Partner based on a recommendation of a special committee of disinterested members of the Board. Incentive compensation paid by the Partnership for quarterly cash distributions totaled $10,272,000, $9,698,000 and $7,229,000 in 2001, 2000 and 1999, respectively.
No special cash distributions have ever been paid by the Partnership.

   On January 23, 2002, the General Partner announced a quarterly distribution of $0.625 per GP and LP Unit payable on February 28, 2002, to the Unitholders of record on February 6, 2002. The Partnership paid the General Partner incentive compensation aggregating $2.7 million as a result of this distribution.

   The following chart depicts the ownership relationships among the Partnership, the General Partner and various other parties:





                                [GRAPHIC OMITTED]

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)  The following documents are filed as a part of this Report:

    (1) and (2) Financial Statements and Financial Statement Schedule--see Index to Financial Statements and Financial Statement Schedule appearing on page 30.

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

 Exhibit Number
 (Referenced to
   Item 601 of
 Regulation S-K)
----------------

      3.1                      -- Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of
                                  December 31, 1998. (7) (Exhibit 3.1)

      3.2                      -- Certificate of Amendment to Amended and Restated Certificate of Limited Partnership
                                  of the Partnership, dated as of December 31, 1998. (7) (Exhibit 3.2)

      4.1                      -- Amended and Restated Indenture of Mortgage and Deed of Trust and Security
                                  Agreement, dated as of December 16, 1997, by Buckeye to PNC Bank, National
                                  Association, as Trustee. (6) (Exhibit 4.1)

      4.2                      -- Note Agreement, dated as of December 16, 1997, between Buckeye and The Prudential
                                  Insurance Company of America. (6) (Exhibit 4.2)

      4.3                      -- Defeasance TrustAgreement, dated as of December 16, 1997, between and among PNC Bank,
                                  National Association, and Douglas A. Wilson, as Trustees. (6) (Exhibit 4.3)

      4.4                      -- Certain instruments with respect to long-term debt of the Operating Partnerships which relate to debt that does not exceed 10 percent of the total assets of the
                                  Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4)
                                  (iii) (A) of Regulation S-K, 17 C.F.R. 1229.601. The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

      10.1                     -- Amended and Restated Agreement of Limited Partnership of Buckeye, dated as of
                                  December 23, 1986. (1)(2) (Exhibit 10.1)

      10.2                     -- Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of
                                  Buckeye, dated as of August 12, 1997. (6) (Exhibit 10.2)

      10.3                     -- Management Agreement, dated November 18, 1986, between the Manager and Buckeye.
                                  (1)(3) (Exhibit 10.4)

      10.4                     -- Amendment No. 1 to the Management Agreement, dated as of August 12, 1997, between the
                                  Manager and Buckeye. (4)*

      10.5                     -- Services Agreement, dated as of August 12, 1997, among the General Partner, the
                                  Manager and Services Company. (6) (Exhibit 10.9)

      10.6                     -- Exchange Agreement, dated as of August 12, 1997, among the General Partner, the
                                  Manager, the Partnership and the Operating Partnership. (6) (Exhibit 10.10)

 Exhibit Number
 (Referenced to
   Item 601 of
 Regulation S-K)
----------------

      10.7                     -- Form of Executive Officer Severance Agreement. (6) (Exhibit 10.13)

      10.8                     -- Form of Amendment No. 1 to Executive Officer Severance Agreement. (8) (Exhibit 10.18)

      10.9                     -- Contribution, Assignment and Assumption Agreement, dated as of December 31, 1998, between Buckeye Management Company and Buckeye Pipe Line Company. (7) (Exhibit 10.14)

     10.10                     -- Director Recognition Program of the General Partner. (5) (7) (Exhibit 10.15)

     10.11                     -- Management Agreement, dated as of January 1, 1998, among BMC, the General Partner and
                                  Glenmoor.*

     10.12                     -- Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership,
                                  dated as of July 14, 1998. (5)*

     10.13                     -- Amended and Restated Unit Option Loan Program of Buckeye Management Company, dated as of February 1, 2002. (5)*

     10.14                     -- Second Amended and Restated Incentive Compensation Agreement, dated April 22, 2001, between the General Partner and the Partnership. (9) (Exhibit 10.7)

     10.15                     -- Credit Agreement, dated as of September 5, 2001, among the Partnership, SunTrust Bank and the other Signatories thereto.*

     10.16                     -- Credit Agreement, dated as of September 5, 2001, among the Partnership, SunTrust Bank and the other Signatories thereto.*

      21.1                     -- List of subsidiaries of the Partnership.*

      23.1                     -- Consent of Deloitte & Touche LLP.*

---------------
* filed herewith.
(1) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1986.
(2) The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are identical to Exhibit
    10.1 except for the identity of the partnership.
(3) The Management Agreements of the other Operating Partnerships are not filed because they are identical to Exhibit 10.3 except for the identity of the partnership.
(4) The Amendments No. 1 to the Management Agreements of the other Operating Partnerships are not filed because they are identical to Exhibit 10.4, except for the identity of the partnership.
(5) Represents management contract or compensatory plan or arrangement.
(6) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1997.
(7) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1998.
(8) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1999.
(9) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
   (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:
           None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                        BUCKEYE PARTNERS, L.P.
                                                                                              (Registrant)
                                                                        By:   Buckeye Pipe Line Company,
                                                                                           as General Partner
Dated: March 20, 2002                                                   By:             /s/ WILLIAM H. SHEA, JR.
                                                                            ------------------------------------------------
                                                                                          William H. Shea, Jr.
                                                                                     (Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 20, 2002                                                         By:                /s/ BRIAN F. BILLINGS
                                                                                     ----------------------------------------------
                                                                                                   Brian F. Billings
                                                                                                        Director
Dated: March 29, 2002                                                         By:                 /s/ EDWARD F. KOSNIK
                                                                                     ----------------------------------------------
                                                                                                    Edward F. Kosnik
                                                                                                        Director
Dated: March 20, 2002                                                         By:              /s/ JOSEPH A. LASALA, JR.
                                                                                     ----------------------------------------------
                                                                                                 Joseph A. LaSala, Jr.
                                                                                                        Director
Dated: March 20, 2002                                                         By:               /s/ ALFRED W. MARTINELLI
                                                                                     ----------------------------------------------
                                                                                                  Alfred W. Martinelli
                                                                                           Chairman of the Board and Director
Dated: March 20, 2002                                                         By:               /s/ DAVID J. MARTINELLI
                                                                                     ----------------------------------------------
                                                                                                  David J. Martinelli
                                                                                                        Director
Dated: March 20, 2002                                                         By:                /s/ JONATHAN O'HERRON
                                                                                     ----------------------------------------------
                                                                                                   Jonathan O'Herron
                                                                                                        Director
Dated: March 20, 2002                                                         By:                 /s/ STEVEN C. RAMSEY
                                                                                     ----------------------------------------------
                                                                                                    Steven C. Ramsey
                                                                                            (Principal Financial Officer and
                                                                                             Principal Accounting Officer)
Dated: March 20, 2002                                                         By:               /s/ WILLIAM H. SHEA, JR.
                                                                                     ----------------------------------------------
                                                                                                  William H. Shea, Jr.
                                                                                                        Director
Dated: March 20, 2002                                                         By:                /s/ FRANK S. SOWINSKI
                                                                                     ----------------------------------------------
                                                                                                   Frank S. Sowinski
                                                                                                        Director
Dated: March 20, 2002                                                         By:                /s/ ERNEST R. VARALLI
                                                                                     ----------------------------------------------
                                                                                                    Ernest R Varalli
                                                                                                        Director


                          INDEPENDENT AUDITORS' REPORT


To the Partners of Buckeye Partners, L.P.:

   We have audited the consolidated financial statements of Buckeye Partners, L.P. and its subsidiaries (the "Partnership") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 15, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the condensed financial information (Parent Only) of Buckeye Partners, L.P. listed in Item
14. This condensed financial information is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such condensed financial information, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Philadelphia, Pennsylvania
February 15, 2002

                                                                     SCHEDULE I

                             BUCKEYE PARTNERS, L.P.
           Registrant's Condensed Financial Information (Parent Only)
                                 (In thousands)

                                 BALANCE SHEETS


                                                                December 31,
                                                             -------------------
                                                               2001       2000
                                                               ----       ----
Assets
 Current assets
   Cash and cash equivalents.............................    $     26   $     73
   Other current assets..................................     131,066      1,020
                                                             --------   --------
    Total current assets ................................     131,092      1,093
   Other non-current assets..............................       1,252         --
   Investments in and advances to subsidiaries
     (at equity).........................................     354,882    348,701
                                                             --------   --------
    Total assets ........................................    $487,226   $349,794
                                                             ========   ========
   Liabilities and partners' capital
    Current liabilities .................................    $  1,330   $    412
                                                             --------   --------
    Long-term debt ......................................     133,000         --
    Partners' capital
     General Partner ....................................       2,834      2,831
     Limited Partners ...................................     351,057    346,551
     Receivable from exercise of options ................        (995)        --
                                                             --------   --------
       Total partners' capital...........................     352,896    349,382
                                                             --------   --------
       Total liabilities and partners' capital...........    $487,226   $349,794
                                                             ========   ========


                              STATEMENTS OF INCOME


                                                                  Year Ended December 31,
                                                              ------------------------------
                                                                2001        2000       1999
                                                                ----        ----       ----
Equity in income of subsidiaries..........................    $ 80,973    $106,087   $83,791
Operating expenses........................................         293         (59)     (301)
Interest income...........................................          --           1        --
Interest and debt expense.................................      (1,592)         --        22
Incentive compensation to General Partner.................     (10,272)     (9,698)   (7,229)
                                                              --------    --------   -------
       Net income.........................................    $ 69,402    $ 96,331   $76,283
                                                              ========    ========   =======


                            STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                                      --------------------------------
                                                                         2001        2000       1999
                                                                         ----        ----       ----
Cash flows from operating activities:
 Net income.......................................................    $  69,402    $ 96,331   $ 76,283
 Adjustments to reconcile net income to net cash provided by operating activities:
    Decrease in investment in subsidiaries........................       (6,181)    (31,584)   (18,551)
    Change in assets and liabilities:
     Other current assets.........................................     (130,046)       (885)       (91)
     Current liabilities..........................................          918         (22)       279
     Other non-current assets.....................................           87          --         --
                                                                      ---------    --------   --------
     Net cash (used by) provided by operating activities..........      (65,820)     63,840     57,920
Cash flows from financing activities:
 Proceeds from exercise of unit options...........................          576       1,013        978
 Debt issuance costs..............................................       (1,339)         --         --
 Proceeds from issuance of long-term debt.........................      133,000          --         --
 Distributions to Unitholders.....................................      (66,464)    (64,951)   (58,757)
                                                                      ---------    --------   --------
 Net (decrease) increase in cash and cash equivalents.............          (47)        (98)       141
 Cash and cash equivalents at beginning of period.................           73         171         30
                                                                      ---------    --------   --------
 Cash and cash equivalents at end of period.......................    $      26    $     73   $    171
                                                                      =========    ========   ========


See footnotes to consolidated financial statements of Buckeye Partners, L.P.