Form 10-Q
period 2002-03-31
BUCKEYE PARTNERS L P
filed 2002-05-09
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                     Outstanding at April 18, 2002
-------------------------           -----------------------------
Limited Partnership Units                   26,924,546 Units


                         BUCKEYE PARTNERS, L.P.

                                INDEX




                                                            Page No.

Part  I. Financial Information



Item  1. Condensed Consolidated Financial Statements


     Condensed Consolidated Statements of Income
      for the three months ended
      March 31, 2002 and 2001                                  1


     Condensed Consolidated Balance Sheets
      March 31, 2002 and December 31, 2001                     2


     Condensed Consolidated Statements of Cash Flows
      for the three months ended
       March 31, 2002 and 2001                                 3


     Notes to Condensed Consolidated Financial Statements     4-9


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                        10-13


IItem 3. Quantitative and Qualitative Disclosures
        about Market Risk                                      14



Part II. Other Information

Item 5.  Other Information                                     14

Item 6.  Exhibits and Reports on Form 8-K                    15-16


                   Part I - Financial Information

                          Buckeye Partners, L.P.
                Condensed Consolidated Statements of Income
                  (In thousands, except per unit amounts)
                                (Unaudited)


                                                Three Months Ended
                                                     March 31,
                                              --------------------
                                                2002         2001
                                                ----         ----

        Revenue                               $56,891      $54,417
                                              -------      -------

        Costs and expenses
         Operating expenses                    25,938       24,720
         Depreciation and amortization          5,147        4,839
         General and administrative expenses    3,759        3,005
                                              -------      -------
          Total costs and expenses             34,844       32,564
                                              -------      -------

        Operating income                       22,047       21,853
                                              -------      -------

        Other income (expenses)
          Investment income                       538          271
          Interest expense                     (5,240)      (4,546)
          Minority interests and other         (2,920)      (2,655)
                                              -------      -------
            Total other income (expenses)      (7,622)      (6,930)
                                              -------      -------

        Net income                            $14,425      $14,923
                                              =======      =======

        Net income allocated to General
        Partner                               $   130      $   134

        Net income allocated to Limited
        Partners                              $14,295      $14,789

        Earnings per Partnership Unit -
        basic:
         Net income allocated to General
          and Limited Partners
          per Partnership Unit                $  0.53      $  0.55


        Earnings per Partnership Unit -
         Assuming dilution:
         Net income allocated to General
          and Limited Partners per
          Partnership Unit                    $  0.53      $  0.55

       See notes to condensed consolidated financial statements.

                        Buckeye Partners, L.P.
                 Condensed Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)

                                              March 31,  December 31,
                                                2002        2001
                                                ----        ----
Assets
 Current assets
  Cash and cash equivalents                  $  7,846     $ 12,946
  Trade receivables                            14,032       13,753
  Inventories                                   7,789        7,591
  Prepaid and other current assets             17,473       13,441
                                             --------     --------
   Total current assets                        47,140       47,731

  Property, plant and equipment, net          671,880      670,439
  Other non-current assets                     88,540       89,390
                                             --------     --------
    Total assets                             $807,560     $807,560
                                             ========     ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $  2,611     $  7,416
  Accrued and other current liabilities        21,924       24,885
                                             --------     --------
   Total current liabilities                   24,535       32,301

 Long-term debt                               383,000      373,000
 Minority interests                             3,319        3,307
 Other non-current liabilities                 46,248       46,056
                                             --------     --------
  Total liabilities                           457,102      454,664
                                             --------     --------

 Commitments and contingent liabilities             -            -

 Partners' capital
  General Partner                               2,812        2,834
  Limited Partners                            348,641      351,057
  Receivable from exercise of options            (995)        (995)
                                             --------     --------
   Total partners' capital                    350,458      352,896
                                             --------     --------
    Total liabilities and partners'
     capital                                 $807,560     $807,560
                                             ========     ========

See notes to condensed consolidated financial statements.

                        Buckeye Partners, L.P.
            Condensed Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                              --------------------
                                                2002         2001
                                                ----         ----
Cash flows from operating activities:
 Net income                                   $14,425      $14,923
                                              -------      -------
Adjustments to reconcile net income to net
cash
 provided by operating activities:
 Depreciation and amortization                  5,147        4,839
 Minority interests                               211          251
 Change in assets and liabilities:
   Trade receivables                             (279)         256
   Inventories                                   (198)        (249)
   Prepaid and other current assets            (4,032)         869
   Accounts payable                            (4,805)      (2,845)
   Accrued and other current liabilities       (2,961)      (2,979)
   Other non-current assets                      (384)         198
   Other non-current liabilities                  192          315
                                              -------      -------
     Total adjustments from operating
         activities                            (7,109)         655
                                              -------      -------
   Net cash provided by operating
         activities                             7,316       15,578
                                              -------      -------

Cash flows from investing activities:
 Capital expenditures                          (5,366)      (7,488)
 Net proceeds from (expenditures for)
  disposal of property, plant and equipment        12         (100)
                                              -------      -------
   Net cash used in investing activities       (5,354)      (7,588)
                                              -------      -------

Cash flows from financing activities:
 Proceeds from exercise of unit options           115          144
 Distributions to minority interests             (199)        (188)
 Proceeds from issuance of long-term debt      10,000            -
 Payment of long-term debt                          -      (10,000)
 Distributions to Unitholders                 (16,978)     (16,258)
                                              -------      -------
   Net cash used in financing activities       (7,062)     (26,302)
                                              -------      -------

Net decrease in cash and cash equivalents      (5,100)     (18,312)
Cash and cash equivalents at beginning of
 period                                        12,946       32,216
                                              -------      -------
Cash and cash equivalents at end of period    $ 7,846      $13,904
                                              =======      =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 5,268       $5,390

See notes to condensed consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2001 is derived from audited financial state ments, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2002 and the results of operations for the three month period ended March 31, 2002 and 2001 and cash flows for the three month period ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P, Everglades Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. (formerly Buckeye Tank Terminals, L.P.). are referred to collectively as the "Operating Partnerships".

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

2. ACQUISITIONS

On July 31, 2001, the Partnership acquired a pipeline system and related terminals from affiliates of TransMontaigne Inc. for a total purchase price of $61,750,000. Additional costs incurred in connection with the acquisition amounted to $533,000. The assets included a 482-mile refined petroleum products pipeline that runs from Hartsdale, Indiana west to Fort Madison, Iowa and east to Toledo, Ohio, with an 11-mile pipeline connection between major storage terminals in Hartsdale and East Chicago, Indiana. The assets also included 3.2 million barrels of pipeline storage and trans-shipment facilities in Hartsdale and East Chicago, Indiana and Toledo, Ohio; and four truck rack product terminals located in Bryan, Ohio; South Bend and Indianapolis, Indiana; and Peoria, Illinois. The pipeline system is operated under the name of Norco Pipe Line Co., LLC ("Norco"). The terminal assets became part of Buckeye Terminals, LLC's operations. The pipeline system and related terminals are collectively referred to as the "Norco Assets" or "Norco Operations". The allocated fair value of assets acquired is summarized as follows:

                                           (In thousands)
                                           --------------
          Pipe inventory                      $   688
          Property, plant and equipment        61,595
                                              -------
          Total                               $62,283
                                              =======

Pro forma results of operations for the Partnership, assuming the acquisition of the Norco Assets had occurred at the beginning of the period indicated below, are as follows:

                                                 (Unaudited)
                                       Three Months Ended March 31, 2001
                                       ---------------------------------
                                               (In thousands,
                                           except per Unit amounts)
  Revenue                                         $58,278

  Net income                                      $15,379

  Earnings per Partnership Unit                   $  0.57

  Earnings per Partnership
  Unit - excluding amortization of goodwill       $  0.58


The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the periods presented, or of future results of operations of the entities. The Norco acquisition was accounted for under the purchase method of accounting.

3. SEGMENT INFORMATION

During the first quarter 2002 and 2001, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

4.   CONTINGENCIES

The Partnership and its subsidiaries (the "Operating Partnerships") in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Buckeye Pipe Line Company (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or annual results of operations.

Environmental

Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Partnerships relating to these clean-up sites cannot be reasonably estimated and could be material. With respect to certain sites, however, the Operating Partnership involved is one of several or as many as several hundred potentially responsible parties that would share in the total costs of clean-up under the principle of joint and several liability. Although the Partnership has made a provision for certain legal expenses relating to environmental matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or of any future claims and proceedings.

5.   LONG-TERM DEBT

As of March 31, 2002, the Partnership had $240 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent.

During September and October 2001,  the  Partnership  entered  into  a  $277.5 million 5-year Revolving Credit Agreement and an $92.5 million 364-day Revolving Credit Agreement (the "Credit Facilities") with a syndicate of banks led by SunTrust Bank. These Credit Facilities permit borrowings of up to $370 million subject to certain limitations contained in the Credit Facility agreements. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate ("LIBOR") at the option of the Partnership. At March 31, 2002, the Partnership had borrowed $143 million under the 5-year Revolving Credit Agreement at an average weighted LIBOR pricing option rate of
2.92 percent. The Credit Facility agreements contain certain covenants that affect the Partnership. Generally, the Credit Facility (a) limits outstanding indebtedness of the Partnership based upon certain financial ratios contained in the Credit Facility agreements (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property which is material to its operations, (d) limits consolidation, merger and asset transfers by the Partnership and (e) requires the Partnership to maintain at least one investment grade credit rating (BBB-, Baa3 or greater) from S&P or Moody's. Concurrent with the above transaction, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement with First Union National Bank ("First Union") and its $30 million Loan Agreement with First Union. Those agreements were terminated with the repayment of the borrowings.

The fair value of the Partnership's debt is estimated to be $377 million and $372 million as of March 31, 2002 and December 31, 2001, respectively. The values at March 31, 2002 and December 31, 2001 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

6.   GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires the Partnership to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value, may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.

In connection with adopting this standard, the Partnership will continue to evaluate the fair value of each of its reporting units and determine if any adjustments to goodwill are required by June 30, 2002.

The following represents a pro-forma restatement of 2001 as if SFAS No. 142 had been adopted at the beginning of the year and that goodwill amortization had been eliminated. The impact on net income, and basic and diluted earnings per share for the quarter ended March 31, 2001 is set forth below:

     Reported net income                            $14,923
     Adjustment for amortization of goodwill            202
                                                    -------
     Adjusted net income                            $15,125
                                                    =======

     Reported basic earnings per Unit               $  0.55
     Adjustment for amortization of goodwill           0.01
                                                    -------
     Adjusted basic earnings per Unit               $  0.56
                                                    =======

     Reported diluted earnings per Unit             $  0.55
     Adjustment for amortization of goodwill           0.01
                                                    -------
     Adjusted diluted earnings per Unit             $  0.56
                                                    =======

The Partnership's amortizable intangible assets consist of pipeline rights-of-way and contracts. The contracts were acquired in connection with the acquisition of Buckeye Gulf Coast Pipe Lines, LLC in March 1999. At March 31, 2002, the gross carrying amount of the pipeline rights-of-way was $25,402,000 and accumulated amortization was $2,748,000. At March 31, 2002, the gross carrying amount of the contracts was $3,600,000 and accumulated amortization was $720,000. Amortization expense related to intangible assets was $187,000 and $176,00 for the three month periods ended March 31, 2002 and 2001, respectively. Estimated aggregate amortization expense related to intangible assets is estimated to be $748,000 per year for each of the next five years.

The Partnership's only intangible asset not subject to amortization is goodwill that was recorded in connection with the acquisition of Buckeye Terminals, LLC in June 2000. The gross carrying amount of the goodwill is $12,608,000. Accumulated amortization of the goodwill was $1,253,000 at March 31, 2002.

7.     PARTNERS' CAPITAL

Partners' capital consists of the following:

                                                       Receivable
                               General   Limited     from Exercise
                               Partner   Partners      of Options    Total
                               -------   --------    -------------   -----
                                            (In thousands)
Partners' Capital - 1/1/02    $2,834    $351,057        $(995)     $352,896
Net income                       130      14,295            -        14,425
Distributions                   (152)    (16,826)           -       (16,978)
Exercise of unit options           -         115            -           115
                              ------    --------        -----      --------
Partners' Capital - 3/31/02   $2,812    $348,641        $(995)     $350,458
                              ======    ========        =====      ========


The following is a reconciliation of basic and dilutive income from continuing operations per Partnership Unit for the three month period ended March 31:


                                        Three Months Ended March 31,
                            -------------------------------------------------
                                     2002                       2001
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $14,425                   $14,923
                            -------                   -------
 Basic earnings per
  Partnership Unit           14,425   27,167   $0.53   14,923   27,095   $0.55

 Effect of dilutive
  securities - options            -       62       -        -       75       -
                            -------   ------   -----  -------   ------   -----
 Diluted earnings per
  Partnership Unit          $14,425   27,229   $0.53  $14,923   27,170   $0.55
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

The Partnership declared a cash distribution of $0.625 per unit payable on May 31, 2002 to Unitholders of record on May 6, 2002. The total distribution will amount to approximately $16,980,000.

9. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $2,853,000 and $6,552,000 due the General Partner as of March 31, 2002 and December 31, 2001, respectively.

10. ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Norco acquisition was accounted for in accordance with the provisions of SFAS 141. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership's goodwill of $11,355,000 will no longer be subject to amortization beginning in 2002. (See Note 6)

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the provisions of SFAS 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Partnership's financial statements.

11. SUBSEQUENT EVENTS

On May 1, 2002, an Amended and Restated Exchange Agreement (the "Amended Exchange Agreement"), among the Partnership, the Operating Partnerships, Buckeye Pipe Line Company (the "General Partner" of the Partnership), Buckeye Management Company and Glenmoor, Ltd., ("Glenmoor") was approved in accordance with the terms of the Partnership's Limited Partnership Agreement. The Amended Exchange Agreement, which is designed to better align the interests of the General Partner and the Partnership, was approved by the Board of Directors of Buckeye Pipe Line Company based upon a recommendation of a special committee of disinterested directors of the Board. The principal change reflected in the Amended Exchange Agreement was the elimination of the forfeiture payment provision contained in the original Exchange Agreement. The Amended Exchange Agreement also includes certain definitional and other minor changes.

As a condition of entering into the Amended Exchange Agreement, Glenmoor, Ltd., the parent corporation of the General Partner, and the Partnership entered into an Acknowledgement and Agreement under which Glenmoor acknowledged and agreed that any tax liabilities of Glenmoor resulting from the Amended Exchange Agreement were the responsibility of Glenmoor and its subsidiaries and not the Partnership and that any funds borrowed by Glenmoor from third party lenders to pay those tax liabilities would be the responsibility of Glenmoor and its subsidiaries and not the Partnership.

The foregoing description is qualified entirely by reference to the Amended Exchange Agreement and the Acknowledgement and Agreement, each dated as of May 6, 2002, filed as Exhibits to this Report.

Separately, on April 24, 2002 at the meeting of the Board of Directors of Buckeye Pipe Line Company, the Board approved an Amended and Restated Limited Partnership Agreement for the Partnership reflecting a change in the Partnership's principal office, certain recent Delaware law developments relating to the resolution of conflicts of interest, and revisions to the indemnification provisions. The amendments were approved by Buckeye Pipe Line Company as General Partner of the Partnership in accordance with the Partnership's Limited Partnership Agreement. In addition, the Board approved an Amended and Restated Unit Option and Distribution Equivalent Plan to extend the term thereof for an additional ten years and to make certain administrative changes in the Plan, the Unit Option Loan Program of the General Partner and related documents.

Item  2. Management's  Discussion and  Analysis  of  Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS

First Quarter

Revenue for the first quarter 2002 was $56.9 million or 4.6 percent greater than revenue of $54.4 million for the first quarter 2001. Included in first quarter 2002 revenue is $4.0 million from three months of Norco Operations. Volumes for the first quarter of 2002 were 1,057,200 barrels per day, 34,700 barrels per day or 3.2 percent less than volumes of 1,091,900 barrels per day for the first quarter 2001. Included in first quarter volumes are three months of Norco volumes of 37,100 barrels per day. Average transportation revenue was 52.3 cents per barrel during the first quarter 2002 as compared to
50.7 cents per barrel during the first quarter 2001.

Gasoline volumes, including 16,800 barrels per day of Norco gasoline volumes, were 3.4 percent greater than first quarter 2001 gasoline volumes. Gasoline volumes during the first quarter 2002, excluding Norco, were equivalent to the first quarter 2001. In the East, gasoline volumes increased by approximately 8,100 barrels per day, or 3.9 percent, primarily due to increases in deliveries to the Pittsburgh, Pennsylvania and upstate New York areas. In the Midwest, gasoline volumes decreased by approximately 11,900 barrels per day, or 7.1 percent. Demand for gasoline was weak throughout the region with the largest declines occurring in the Detroit and Bay City, Michigan areas.

Distillate volumes, including 15,900 barrels per day of Norco distillate volumes, were 8.3 percent less than first quarter 2001 distillate volumes. Distillate volumes, excluding Norco, declined by 41,700 barrels per day, or
13.4 percent, during the first quarter 2002 as compared to the first quarter 2001. Demand was weak throughout all systems due to the unseasonably warm weather.

Turbine fuel volumes were 12.5 percent lower during the first quarter 2002 than the first quarter 2001. Norco does not transport turbine fuel. WesPac volumes increased by 7,800 barrels per day on deliveries to San Diego Airport where transportation service commenced in May 2001. Deliveries to New York City airports declined by 18.0 percent while deliveries to Pittsburgh and Miami airports declined 16.1 and 12.1 percent, respectively. Volumes to all major airports declined as a result of reduced flight activity following the terrorist attacks on September 11, 2001. The outlook for recovery of turbine fuel volumes is uncertain due to airline schedule reductions and reduced consumer air travel. Turbine fuel revenue constitutes approximately 15 percent of the Partnership's revenues.

Costs and expenses for the first quarter 2002 were $34.8 million compared to $32.6 million for the first quarter 2001. Costs and expenses related to Norco Operations were $2.2 million for the first quarter 2002. During the first quarter 2002, increases in payroll and payroll benefits, professional fees and property tax expenses were offset by declines in operating power and casualty loss expense.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 2002 and December 31, 2001 is highlighted in the following comparative summary:

                                    Liquidity and Capital Indicators
                                                As of
                                        -----------------------
                                        3/31/02        12/31/01
                                        -------        --------
Current ratio                           1.9 to 1       1.5 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                    0.9 to 1       0.8 to 1
Working  capital  - in thousands        $22,605        $15,430
Ratio of total debt to total capital    .52 to 1       .51 to 1
Book value (per Unit)                   $12.90         $12.98

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has the ability to borrow up to $370 million under a $277.5 million 5-year Revolving Credit Agreement and a $92.5 million 364-day Revolving Credit Agreement (the "Credit Facilities".) The $370 million Credit Facilities is available until September 2002 with $277.5 million available thereafter until September 2006. The Partnership anticipates renewing the 364-day facility prior to its expiration in September 2002. At March 31, 2002 there was $143.0 million borrowed under the Credit Facilities.

Cash Provided by Operations

For the three months ended March 31, 2002, net cash provided by operations of $7.3 million was principally derived from $19.6 million of net income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $12.3 million. Increases in prepaid and other current assets are related to unbilled receivables for work performed by BGC under certain of its contracts. Accounts payable declined due to the payment of outstanding invoices while accrued and other current liabilities declined primarily as a result of payments to the General Partner for its services. Changes in non-current assets and liabilities resulted in a net cash use of $0.2 million.

Debt Obligation and Credit Facilities

In September and October 2001, the Partnership entered into the Credit Facilities with a syndicate of banks led by SunTrust Bank. These Credit Facilities permit borrowings of up to $370 million subject to certain limitations contained in the Credit Facilities agreements. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank rate ("LIBOR") at the option of the Partnership. At March 31, 2002, the Partnership had borrowed $143 million under the 5-Year Revolving Credit Agreement at a weighted average LIBOR pricing option rate of 2.92 percent. Also in September 2001 and concurrent with the above transaction, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement with First Union National Bank ("First Union") and its $30 million Loan Agreement with First Union. These agreements were terminated with the repayment of the borrowings.

At March 31, 2002, the Partnership had $383.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $143 million of borrowings under the 5-year Revolving Credit Agreement. The weighted average interest rate on all debt outstanding at March 31, 2002 was 5.44 percent. Capital Expenditures

At March 31, 2002 approximately 83 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the three months ended March 31, 2002 totaled $5.4 million and were $2.1 million less than capital expenditures for the three months ended March 31, 2001. Projected capital expenditures for 2002 are approximately $30 million, including approximately $25 million of maintenance capital and $5 million of expansion capital, and are expected to be funded from cash generated by operations and the Credit Facilities. Planned capital expenditures include, among other things, various improvements that enhance pipeline integrity, facilitate increased pipeline volumes, renewal and replacement of tank floors and roofs, upgrades to field instrumentation and cathodic protection systems and installation and replacement of mainline pipe and valves. In addition to the above planned 2002 capital expenditures, BGC has entered into a letter of intent with three major petrochemical companies to construct a 90-mile pipeline. At March 31, 2002, the project was in the right-of-way acquisition and design stage. Construction is expected to begin during the second quarter 2002 and be completed during 2002. Depending upon the outcome of the final terms and conditions of the ownership agreement, the Partnership expects to be a co-owner of the pipeline with a potential capital investment of up to $30 million. This project will be funded by the Partnership's existing Credit Facility.

OTHER MATTERS

Accounting Pronouncements

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Norco acquisition was accounted for in accordance with the provisions of SFAS 141. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership's goodwill of $11,355,000 will no longer be subject to amortization beginning in 2002.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Partnership's financial statements.

Forward Looking Statements

Information contained above in this Management's Discussion and Analysis and elsewhere in this Report on Form 10-Q with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risk and uncertainties. For those statements, the Partnership and the General Partner claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have a material adverse effect on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item  3. Quantitative and Qualitative Disclosures  about  Market Risk

The Partnership is exposed to market risks resulting from changes in interest rates. Market risk represents the risk of loss that may impact the Partnership's results of operations, consolidated financial position or operating cash flows. The Partnership is not exposed to any market risk due to rate changes on its fixed-rate Senior Notes but is exposed to market risk related to the interest rate on its Credit Facilities.

Market Risk - Trading Instruments

The Partnership is not currently exposed to market risk from trading instruments.

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Facilities due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At March 31, 2002, the Partnership had $143.0 million in outstanding debt under its Credit Facilities that was subject to market risk. A 1 percent increase or decrease in the applicable rate under the Credit Facilities will result in an interest expense fluctuation of approximately $1.4 million per year. As of December 31, 2001, the Partnership had $133.0 million in outstanding debt under the Credit Facilities that was subject to market risk.

                   Part II - Other Information

Item 5.   Other Information

An Amended and Restated Exchange Agreement (the "Amended Exchange Agreement"), among the Partnership, the Operating Partnerships, Buckeye Pipe Line Company (the General Partner of the Partnership), Buckeye Management Company and Glenmoor, Ltd., was approved on May 1, 2002, in accordance with the terms of the Partnership's Limited Partnership Agreement. The Amended Exchange Agreement, which is designed to better align the interests of the General Partner and the Partnership, was approved by the Board of Directors of Buckeye Pipe Line Company based upon a recommendation of a special committee of disinterested directors of the Board. The principal change reflected in the Amended Exchange Agreement was the elimination of the forfeiture payment provision contained in the original Exchange Agreement. The Amended Exchange Agreement also includes certain definitional and other minor changes.

As a condition of entering into the Amended Exchange Agreement, Glenmoor, Ltd., the parent corporation of the General Partner, and the Partnership entered into an Acknowledgement and Agreement under which Glenmoor acknowledged and agreed that any tax liabilities of Glenmoor resulting from the Amended Exchange Agreement were the responsibility of Glenmoor and its subsidiaries and not the Partnership and that any funds borrowed by Glenmoor from third party lenders to pay those tax liabilities would be the responsibility of Glenmoor and its subsidiaries and not the Partnership.

The foregoing description is qualified entirely by reference to the Amended Exchange Agreement and the Acknowledgement and Agreement, each dated as of May 6, 2002, filed as Exhibits to this Report.

Separately, at the meeting of the Board of Directors of Buckeye Pipe Line Company on April 24, 2002, the Board approved an Amended and Restated Limited Partnership Agreement for the Partnership reflecting a change in the Partnership's principal office, certain recent Delaware law developments relating to the resolution of conflicts of interest, and revisions to the indemnification provisions. The amendments were approved by Buckeye Pipe Line Company as General Partner of the Partnership in accordance with the Partnership's Limited Partnership Agreement. In addition, the Board approved an Amended and Restated Unit Option and Distribution Equivalent Plan to extend the term thereof for an additional ten years and to make certain administrative changes in the Plan, the Unit Option Loan Program of the General Partner and related documents.

Item 6.     Exhibits and Reports on Form 8-K

(a)
Exhibit
Number
(Referenced
to
Item 601 of
Regulation S-K)

3.1           -  Amended and Restated Agreement of Limited
                 Partnership of the Partnership, dated as of April 24, 2002.*

3.2           -  Certificate of Amendment to Amended and
                 Restated Certificate of Limited Partnership of the Partnership, dated as of April 26, 2002.*

4.1           -  Amended and Restated Indenture of Mortgage
                 and Deed of Trust and Security Agreement, dated as of December 16, 1997, by Buckeye Pipe Line Company, L.P. ("Buckeye") to PNC Bank, National Association, as Trustee. (4) (Exhibit 4.1)

4.2           -  Note Agreement, dated as of December 16,
                 1997, between Buckeye and The Prudential
                 Insurance Company of America. (4) (Exhibit
                 4.2)

4.3           -  Defeasance Trust Agreement, dated as of
                 December 16, 1997, between and among PNC
                 Bank, National Association, and Douglas A.
                 Wilson, as Trustees. (4) (Exhibit 4.3)

4.4           -  Certain instruments with respect to long-
                 term debt of the Operating Partnerships
                 which relate to debt that does not exceed 10 percent of the total assets of the Partnership and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. 1229.601. The Partnership hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

10.1          -  Amended and Restated Agreement of Limited
                 Partnership of Buckeye, dated as of March
                 25, 1998. (1) *

10.2          -  Amended and Restated Management Agreement,
                 dated as of October 4, 2001, between the General Partner and Buckeye. (2) (3) *

10.3          -  Services Agreement, dated as of August 12,
                 1997, among Buckeye Management Company, the
                 General Partner, and Services Company. (4)
                 (Exhibit 10.9)

10.4          -  Amended and Restated Exchange Agreement,
                 dated as of May 6, 2002, among the
                 Partnership, the Operating Partnerships, the
                 General Partner, Buckeye Management Company and Glenmoor, Ltd.*

10.5          -  Acknowledgement and Agreement, dated as of
                 May 6, 2002, between the Partnership and
                 Glenmoor, Ltd.*

10.6          -  Form of Executive Officer Severance
                 Agreement. (3) (4) (Exhibit 10.13)

10.7          -  Form of Amendment No. 1 to Executive Officer
                 Severance Agreement. (3) (6) (Exhibit 10.18)

10.8          -  Contribution, Assignment and Assumption
                 Agreement, dated as of December 31, 1998,
                 between Buckeye Management Company and
                 Buckeye Pipe Line Company. (5) (Exhibit
                 10.14)

10.9          -  Director Recognition Program of the General
                 Partner. (3) (5) Exhibit 10.15)

Exhibit
Number
(Referenced
to
Item 601 of
Regulation S-K)

10.10         -  Management Agreement, dated as of January 1,
                 1998, among Buckeye Management Company, the
                 General Partner and Glenmoor. (3)

10.11         -  Amended and Restated Unit Option and
                 Distribution Equivalent Plan of the
                 Partnership, dated as of April 24, 2002.
                 (3)*

10.12         -  Amended and Restated Unit Option Loan
                 Program of Buckeye Pipe Line Company, dated as of April 24, 2002. (3)*

10.13         -  Second Amended and Restated Incentive
                 Compensation Agreement, dated as of April
                 22, 2001, between the General Partner and the Partnership. (3) (7) (Exhibit 10.7)

10.14         -  Credit Agreement, dated as of September 5,
                 2001 among the Partnership, SunTrust Bank and the other Signatories thereto. (8)

10.15         -  Credit Agreement, dated as of September 5,
                 2001 among the Partnership, SunTrust Bank and the other Signatories thereto. (8)

21.1          -  List of subsidiaries of the Partnership. (8)

23.1          -  Consent of Deloitte & Touche LLP. (8)
_______________
* Filed herewith.

(1) The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are substantially identical to Exhibit 10.1 except for the identity of the partnership.

(2) The Management Agreements of the other Operating
     Partnerships are not filed because they are substantially identical to Exhibit 10.2 except for the identity of the partnership.

(3) Represents management contract or compensatory plan or arrangement.

(4) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1997.

(5) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1998.

(6) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1999.

(7) Previously filed with Securities and Exchange Commission as an Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 2001.

(b)  No reports on Form 8-K were filed during the quarter ended
     March 31, 2002.



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



Dated:  May 7, 2002           By:  /s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)