Form 10-Q
period 2002-06-30
BUCKEYE PARTNERS L P
filed 2002-07-26
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at July 18, 2002
-------------------------            ---------------------------
Limited Partnership Units                 26,926,046 Units

                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                                 Page No.
Part I. Financial Information


Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Income                    1
        (unaudited) for the three months and six months ended June 30, 2002 and 2001

       Condensed Consolidated Balance Sheets (unaudited)              2
        June 30, 2002 and December 31, 2001

       Condensed Consolidated Statements of Cash Flows                3
        (unaudited)for the six months ended
        June  30, 2002 and 2001

       Notes to Condensed Consolidated Financial Statements          4-10

Item 2.Management's Discussion and Analysis                         11-15
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures                      15
        about Market Risk


Part II. Other Information


Item 5.  Other Information                                            16

Item 6.  Exhibits and Reports on Form 8-K                             16


                     Part I. Financial Information


Item 1.     Condensed Consolidated Financial Statements




                          Buckeye Partners, L.P.
                Condensed Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


Three Months Ended                                         Six Months Ended
  June 30,                                                      June 30,
------------------                                         -----------------
 2002      2001                                              2002       2001
 ----      ----                                              ----       ----

$61,061   $56,867   Revenue                                $117,952   $111,284
-------   -------                                          --------   --------

                    Costs and expenses
 28,019    25,917    Operating expenses                      53,957     50,637
  5,136     4,887    Depreciation and amortization           10,283      9,726
  3,242     3,051    General and administrative expenses      7,001      6,056
-------   -------                                          --------   --------
 36,397    33,855     Total costs and expenses               71,241     66,419
-------   -------                                          --------   --------

 24,664    23,012   Operating income                         46,711     44,865
-------   -------                                          --------   --------

                    Other income (expenses)
    151       127    Investment income                          689        398
 (5,337)   (4,157)   Interest and debt expense              (10,577)    (8,703)
 (2,969)   (2,932)   Minority interests and other            (5,889)    (5,587)
-------   -------                                          --------   --------
 (8,155)   (6,962)    Total other income (expenses)         (15,777)   (13,892)
-------   -------                                          --------   --------

$16,509   $16,050   Net income                             $ 30,934   $ 30,973
=======   =======                                          ========   ========

                    Net income allocated to General
$   148   $   145    Partner                               $    278   $    279

                    Net income allocated to Limited
$16,361   $15,905    Partners                              $ 30,656   $ 30,694

                    Earnings per Partnership Unit - basic:
                     Net income allocated to General
                      and Limited Partners per
$  0.61   $  0.59     Partnership Unit                     $   1.14   $   1.14
=======   =======                                           =======    =======

                     Earnings per Partnership Unit -
                     assuming dilution:
                      Net income allocated to General
		               and Limited Partners per
$   0.61   $  0.59     Partnership Unit                    $   1.14   $   1.14
========   =======                                         ========   ========


See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
                Condensed Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)


                                            June 30,      December 31,
                                              2002            2001
                                              ----            ----

Assets

 Current assets
  Cash and cash equivalents                  $ 13,253       $ 12,946
  Trade receivables                            15,391         13,753
  Inventories                                   8,179          7,591
  Prepaid and other current assets             14,441         13,441
                                             --------       --------
   Total current assets                        51,264         47,731

  Property, plant and equipment, net          674,765        670,439
  Other non-current assets                     87,696         89,390
                                             --------       --------
   Total assets                              $813,725       $807,560
                                             ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $  3,590       $  7,416
  Accrued and other current liabilities        27,310         24,885
                                             --------       --------
   Total current liabilities                   30,900         32,301

 Long-term debt                               383,000        373,000
 Minority interests                             3,378          3,307
 Other non-current liabilities                 46,236         46,056
                                             --------       --------
  Total liabilities                           463,514        454,664
                                             --------       --------

 Commitments and contingent liabilities             -              -

 Partners' capital
  General Partner                               2,807          2,834
  Limited Partners                            348,206        351,057
  Receivable from exercise of options            (802)          (995)
                                             --------       --------
   Total partners' capital                    350,211        352,896
                                             --------       --------
   Total liabilities and partners' capital   $813,725       $807,560
                                             ========       ========


See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
            Condensed Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                 Six Months Ended
                                                      June 30,
                                              ----------------------
                                                2002            2001
                                                ----           ----
Cash flows from operating activities:
 Net income                                    $30,934        $30,973
                                               -------        -------

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                 10,283          9,726
  Minority interests                               468            555
  Change in assets and liabilities:
    Trade receivables                           (1,638)        (1,097)
    Inventories                                   (588)          (678)
    Prepaid and other current assets            (1,000)           553
    Accounts payable                            (3,826)        (2,302)
    Accrued and other current liabilities        2,425         (2,619)
    Other non-current assets                      (775)            42
    Other non-current liabilities                  180            661
                                              --------        -------
      Total adjustments from operating
       activities                                5,529          4,841
                                              --------        -------

Net cash provided by operating activities       36,463         35,814
                                              --------        -------

Cash flows from investing activities:
 Capital expenditures                          (11,968)       (15,669)
 Net (expenditures) proceeds for disposal
  of property, plant and equipment                (172)          (217)
                                              --------        -------
   Net cash used in investing activities       (12,140)       (15,886)
                                              --------        -------

Cash flows from financing activities:
 Proceeds from exercise of unit options            340            853
 Distributions to minority interests              (397)          (378)
 Proceeds from issuance of long-term debt       10,000          5,000
 Payment of long-term debt                           -        (15,000)
 Distributions to Unitholders                  (33,959)       (32,517)
                                              --------        -------
   Net cash used in financing activities       (24,016)       (42,042)
                                              --------        -------

Net increase (decrease) in cash and cash
 equivalents                                       307        (22,114)
Cash and cash equivalents at beginning of
 period                                         12,946         32,216
                                              --------        -------
Cash and cash equivalents at end of period    $ 13,253       $ 10,102
                                              ========        =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 10,372       $  9,544


See notes to condensed consolidated financial statements.


                     BUCKEYE PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2001 is derived from audited financial state ments, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P, Everglades Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. (formerly Buckeye Tank Terminals, L.P.). are referred to collectively as the "Operating Partnerships."

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

2. ACQUISITIONS

On July 31, 2001, the Partnership acquired a pipeline system and related terminals from affiliates of TransMontaigne Inc. for a total purchase price of $61,750,000. Additional costs incurred in connection with the acquisition amounted to $533,000. The assets included a 482-mile refined petroleum products pipeline that runs from Hartsdale, Indiana west to Fort Madison, Iowa and east to Toledo, Ohio, with an 11-mile pipeline connection between major storage terminals in Hartsdale and East Chicago, Indiana. The assets also included 3.2 million barrels of pipeline storage and trans-shipment facilities in Hartsdale and East Chicago, Indiana and Toledo, Ohio; and four truck rack product terminals located in Bryan, Ohio; South Bend and Indianapolis, Indiana; and Peoria, Illinois. The pipeline system is operated under the name of Norco Pipe Line Co., LLC ("Norco"). The terminal assets became part of the operations of of the Partnership's wholly-owned subsidiary, Buckeye Terminals, LLC. The pipeline system and related terminals are collectively referred to as the "Norco Assets" or "Norco Operations". The allocated fair value of assets acquired is summarized as follows:

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
                                              =======

Pro  forma  results  of  operations  for  the  Partnership,   assuming   the
acquisition of the Norco Assets had occurred at the beginning of the period indicated below, are as follows:

                                 (Unaudited)     (Unaudited)
                                 Three Months     Six Months
                                    Ended           Ended
                                June 30, 2001   June 30, 2001
                                -------------   -------------
                                        (In thousands,
                                   except per Unit amounts)

  Revenue                         $61,131       $119,409

  Net income                      $16,795       $ 32,174

  Earnings per Partnership Unit   $  0.62       $   1.19

  Earnings per Partnership
  Unit - excluding
  amortization of goodwill        $  0.63       $   1.20


The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the periods presented, or of future results of operations of the entities. The Norco acquisition was accounted for under the purchase method of accounting.

3. SEGMENT INFORMATION

During the three and six month periods ended June 30, 2002 and 2001, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other revenues are received from storage and terminal throughput services of refined petroleum products and contract operation of petrochemical pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

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

Environmental

Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Partnerships relating to these clean-up sites cannot be reasonably estimated and could be material. With respect to certain sites, however, the Operating Partnership involved is one of several or as many as several hundred potentially responsible parties that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner is unable to determine the timing or outcome of pending proceedings.

5.   LONG-TERM DEBT

As of June 30, 2002, the Partnership had $240 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent.

During September and October 2001, the Partnership entered into a $277.5 million 5-year Revolving Credit Agreement and an $92.5 million 364-day Revolving Credit Agreement (the "Credit Facilities") with a syndicate of banks led by SunTrust Bank. These Credit Facilities permit borrowings of up to $370 million subject to certain limitations contained in the Credit Facility agreements. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank offered rate ("LIBOR") at the option of the Partnership. At June 30, 2002, the Partnership had borrowed $143 million under the 5-year Revolving Credit Agreement at an average weighted LIBOR pricing option rate of 2.96 percent. The Credit Facility agreements contain certain covenants that affect the Partnership. Generally, the Credit Facility (a) limits outstanding indebtedness of the Partnership based upon certain financial ratios contained in the Credit Facility agreements
(b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property which is material to its operations, (d) limits consolidation, merger and asset transfers by the Partnership and (e) requires the Partnership to maintain at least one investment grade credit rating (BBB-, Baa3 or greater) from Standard and & Poor's ("S&P") or Moody's Investor Services ("Moody's"). The Partnership currently maintains credit ratings of A and Baa2 from S&P and Moody's, respectively. Concurrent with the execution of the Credit Facilities, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement with First Union National Bank ("First Union") and its $30 million Loan Agreement with First Union. Those agreements were terminated with the repayment of the borrowings.

The fair value of the Partnership's debt is estimated to be $385 million and $372 million as of June 30, 2002 and December 31, 2001, respectively. The values at June 30, 2002 and December 31, 2001 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

6.   GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

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

The Partnership has completed the transitional impairment test required upon adoption of SFAS No. 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill, did not result in an impairment loss. The Partnership will continue to evaluate its goodwill, at least annually, and will reflect the impairment of goodwill, if any, in operating income in the income statement.

The following represents a pro-forma restatement of 2001 as if SFAS No. 142 had been adopted at the beginning of the year and that goodwill amortization had been eliminated. The impact on net income, and basic and diluted earnings per share for the periods indicated below are as follows:


                                     Three Months     Six Months
                                         Ended          Ended
                                     June 30, 2001   June 30, 2001
                                     -------------   -------------

   Reported net income                   $16,050       $30,973
   Adjustment  for  amortization  of
    goodwill                                 210           412
                                         -------       -------
   Adjusted net income                   $16,260       $31,385
                                         =======       =======

   Reported basic earnings per Unit      $  0.59       $  1.14
   Adjustment for amortization of
    goodwill                                0.01          0.02
                                         -------       -------
   Adjusted basic earnings per Unit      $  0.60       $  1.16
                                         =======       =======

   Reported diluted earnings per Unit    $  0.59       $  1.14
   Adjustment  for  amortization  of
    goodwill                                0.01          0.01
                                         -------       -------
   Adjusted diluted earnings per Unit    $  0.60       $  1.15
                                         =======       =======

The Partnership's amortizable intangible assets consist of pipeline rights-of-way and contracts. The contracts were acquired in connection with the acquisition of Buckeye Gulf Coast Pipe Lines, LLC in March 1999. At June 30, 2002, the gross carrying amount of the pipeline rights-of-way was $25,447,000 and accumulated amortization was $2,863,000. At June 30, 2002, the gross carrying amount of the contracts was $3,600,000 and accumulated amortization was $780,000. For the six month periods ended June 30, 2002 and 2001, amortization expense related to amortizable intangible assets was $374,000 and $352,000, respectively. For the three month periods ended June 30, 2002 and 2001, amortization expense related to amortizable intangible assets was $187,000 and $176,000, respectively. Estimated aggregate amortization expense related to amortizable intangible assets is estimated to be $748,000 per year for each of the next five years.

The Partnership's only intangible asset not subject to amortization is goodwill that was recorded in connection with the acquisition of Buckeye Terminals, LLC in June 2000. The carrying amount of the goodwill is $11,355,000 at June 30, 2002.

7.     PARTNERS' CAPITAL

Partners' capital consists of the following:

                                                          Receivable
                                   General   Limited    from Exercise
                                   Partner   Partners     of Options     Total
                                   -------   --------   -------------    -----
                                          (In thousands)
  Partners' Capital - 1/1/02       $2,834    $351,057       $(995)    $352,896
  Net Income                          278      30,656           -       30,934
  Distributions                      (305)    (33,654)          -      (33,959)
  Payments on unit option loans         -           -         204          204
  Exercise of unit options              -         147         (11)         136
                                   ------    --------       -----     --------
  Partners' Capital - 6/30/02      $2,807    $348,206       $(802)    $350,211
                                   ======    ========       =====     ========

The following is a reconciliation of basic and dilutive diluted net income per Partnership Unit for the three month and six month period ended June 30:

                                        Three Months Ended June 30,
                            -------------------------------------------------
                                     2002                       2001
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)

 Net income                 $16,509                   $16,050
                            -------                   -------
 Basic earnings per
  Partnership Unit           16,509   27,169   $0.61   16,050   27,117   $0.59

 Effect of dilutive
  securities - options            -       53       -       -        65       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $16,509   27,222   $0.61  $16,050   27,182   $0.59
                            =======   ======   =====  =======   ======   =====


                                     Six Months Ended June 30,
                            -------------------------------------------------
                                     2002                       2001
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)

  Net income                $30,934                   $30,973
                            -------                   -------

 Basic earnings per
  Partnership Unit           30,934   27,168   $1.14   30,973   27,106   $1.14

 Effect of dilutive
  securities - options            -       57       -        -       72       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $30,934   27,225   $1.14  $30,973   27,178   $1.14
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

On July 24, 2002, the Partnership declared a cash distribution of $0.625 per unit payable on August 31, 2002 to Unitholders of record on August 6, 2002. The total distribution will amount to approximately $16,982,000.

9. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $3,267,000 and $6,552,000 due the General Partner for payroll and other reimbursable costs as of June 30, 2002 and December 31, 2001, respectively.

10. ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Norco acquisition was accounted for in accordance with the provisions of SFAS 141. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership's goodwill of $11,355,000 has no longer been subject to amortization beginning in 2002. (See Note 6)

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the provisions of SFAS 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Partnership's financial statements.

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for all financial statements issued by the Partnership in 2003. The Partnership does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

11. OTHER EVENTS

On May 1, 2002, an Amended and Restated Exchange Agreement (the "Amended Exchange Agreement"), among the Partnership, the Operating Partnerships, the General Partner, Buckeye Management Company and Glenmoor, Ltd., ("Glenmoor") was approved in accordance with the terms of the Partnership's Limited Partnership Agreement. The Amended Exchange Agreement was approved by the Board of Directors of the General Partner based upon a recommendation of a special committee of disinterested directors of the Board. The principal change reflected in the Amended Exchange Agreement was the elimination of the forfeiture payment provision contained in the original Exchange
Agreement. The Amended Exchange Agreement also includes certain definitional and other minor changes.

As a condition of entering into the Amended Exchange Agreement, Glenmoor, the parent corporation of the General Partner, and the Partnership entered into an Acknowledgement and Agreement under which Glenmoor acknowledged and agreed that any tax liabilities of Glenmoor and associated transaction costs resulting from the Amended Exchange Agreement were the responsibility of Glenmoor and its subsidiaries and not the Partnership. Furthermore, Glenmoor agreed that any funds borrowed by Glenmoor from third party lenders to pay those tax liabilities and related costs would be the responsibility of Glenmoor and its subsidiaries and not the Partnership.

The foregoing description is qualified entirely by reference to the Amended Exchange Agreement and the Acknowledgement and Agreement, each dated as of May 6, 2002, and attached as Exhibits to the Form 10Q filed for the period ended March 31, 2002

Separately, on April 24, 2002, the Board of Directors of the General Partner approved an Amended and Restated Limited Partnership Agreement for the Partnership reflecting a change in the Partnership's principal office, certain recent Delaware law developments relating to the resolution of conflicts of interest, and revisions to the indemnification provisions. The amendments were approved by Buckeye Pipe Line Company as General Partner of the Partnership in accordance with the Partnership's Limited Partnership Agreement. In addition, the Board approved an Amended and Restated Unit Option and Distribution Equivalent Plan to extend the original ten-year term thereof for an additional ten years and to make certain administrative changes in the Plan, the Unit Option Loan Program of the General Partner and related documents.

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter

Revenue for the second quarter 2002 was $61.1 million or 7.4 percent greater than revenue of $56.9 million for the second quarter 2001. Included in second quarter 2002 revenue is $3.9 million from Norco Operations. The Norco Operations were acquired in July 2001. Volumes for the second quarter of 2002 were 1,104,700 barrels per day, 24,200 barrels per day or 2.2 percent greater than volumes of 1,080,500 barrels per day for the second quarter 2001. Included in second quarter volumes are three months of Norco volumes of 40,700 barrels per day. Average transportation revenue was 53.3 cents per barrel during the second quarter 2002 as compared to 51.4 cents per barrel during the second quarter 2001.

Gasoline volumes of 576,800 barrels per day during the second quarter of 2002, including 16,800 barrels per day of Norco volumes, were 4.7 percent greater than the second quarter 2001. In the East, gasoline volumes increased by approximately 9,700 barrels per day, or 3.8 percent, as demand increased throughout most of the eastern region. In the Midwest, gasoline volumes of 164,400 barrels per day were 3.5 percent less than the second quarter 2001. Demand for gasoline was generally lower throughout all areas of the midwest region.

Distillate volumes of 241,800 barrels per day during the second quarter of 2002, including 14,000 barrels per day of Norco volumes, were 5.1 percent greater than the second quarter 2001. In the East, distillate volumes declined by 400 barrels per day, or 0.3 percent, while in the Midwest, distillate volumes declined by 200 barrels per day, or 0.3 percent. Jet Lines and Long Island system distillate volumes declined by a combined 1,600 barrels per day. Demand for distillate product was flat compared to the prior year's quarter throughout most areas served.

Turbine fuel volumes of 249,600 barrels per day were 9.8 percent lower during the second quarter 2002 than the second quarter 2001. Norco does not transport turbine fuel. WesPac Pipeline Ltd. ("WesPac") volumes increased by 4,100 barrels per day on deliveries to San Diego Airport where transportation service commenced in May 2001. Deliveries to New York City airports declined by 23,200 barrels per day, or 15.4 percent. Deliveries to Pittsburgh declined by 1,200 barrels per day, or 10.2 percent, while deliveries to Miami airport declined 8,200 barrels per day, or 14.3 percent. Volumes to all major airports declined as a result of reduced airline travel following the terrorist attacks on September 11, 2001. The outlook for recovery of turbine fuel volumes is uncertain due to airline schedule reductions and reduced consumer air travel. Turbine fuel revenue constitutes approximately 15 percent of the Partnership's revenues.

Costs and expenses for the second quarter 2002 were $36.4 million compared to $33.9 million for the second quarter 2001. Costs and expenses related to Norco Operations were $2.2 million for the second quarter 2002. During the second quarter of 2002, expense increases were primarily related to increases in payroll and payroll benefits.

First Six Months

Revenue for the first six months 2002 was $118.0 million or 6.0 percent greater than revenue of $111.3 million for the first six months 2001. Included in first six months 2002 revenue is $7.9 million from Norco Operations. Volumes for the first six months of 2002 were 1,081,100 barrels per day, 5,100 barrels per day or 0.5 percent less than volumes of 1,086,200 barrels per day for the first six months 2001. Included in first six months 2002 volumes are Norco volumes of 38,900 barrels per day. Average transportation revenue was 52.8 cents per barrel during the first six months of 2002 compared to 51.0 cents per barrel during the first six months of 2001.

Gasoline volumes of 546,500 barrels per day during the first six months of 2002, including 16,800 barrels per day of Norco gasoline volumes, were 4.1 percent greater than the first six months of 2001. In the East, gasoline volumes increased by approximately 8,900 barrels per day, or 3.9 percent, primarily due to increases in deliveries to the upstate New York areas and increases in demand throughout most of the eastern region. In the Midwest, gasoline volumes of 160,500 barrels per day were 5.3 percent less than the first six months of 2001. Demand for gasoline was generally lower throughout the region with the largest declines occurring in the Detroit and Bay City, Michigan areas.

Distillate volumes of 263,500 barrels per day during the first six months of 2002, including 14,900 barrels per day of Norco volumes, were 2.6 percent less than the first six months of 2001. In the East, distillate volumes declined by 13,600 barrels per day, or 9.0 percent, while in the Midwest, distillate volumes declined by 3,500 barrels per day, or 5.0 percent. Jet Lines and Long Island system distillate volumes declined by a combined 4,900 barrels per day. Demand was weak throughout all systems due to the unseasonably warm weather experienced during the winter heating season.

Turbine fuel volumes of 242,000 barrels per day were 11.2 percent lower during the first six months of 2002 than the first six months of 2001. Norco does not transport turbine fuel. WesPac volumes increased by 5,900 barrels per day on deliveries to San Diego Airport where transportation service commenced in May 2001. Deliveries to New York City airports declined by 24,600 barrels per day. or 16.6 percent. Deliveries to Pittsburgh declined by 1,500 barrels per day, or 13.0 percent, while deliveries to Miami airport declined 7,800 barrels per day, or 13.2 percent. Volumes to all major airports declined as a result of reduced airline travel following the terrorist attacks on September 11, 2001. The outlook for recovery of turbine fuel volumes is uncertain due to airline schedule reductions and reduced consumer air travel.

Costs and expenses for the first six months of 2002 were $71.2 million compared to $66.4 million for the first six months 2001. Costs and expenses related to Norco Operations were $4.4 million for the first six months 2002. During the first six months 2002, increases in payroll and payroll benefits, outside services and property tax expenses were partially offset by declines in operating power and casualty loss expense.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 2002 and December 31, 2001 is highlighted in the following comparative summary:

Liquidity and Capital Indicators
                                                As of
                                        -----------------------
                                        6/30/02        12/31/01
                                        -------        --------

Current ratio                           1.7 to 1       1.5 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                    0.9 to 1       0.8 to 1
Working  capital  - in thousands         $20,364        $15,430
Ratio of total debt to total capital    .52 to 1       .51 to 1
Book value (per Unit)                     $12.89         $12.98

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, the Partnership has the ability to borrow up to $370 million under a $277.5 million 5-year Revolving Credit Agreement and a $92.5 million 364-day Revolving Credit Agreement (the "Credit Facilities"). The $370 million is available under the Credit Facilities until September 2002 with $277.5 million available thereafter until September 2006. The Partnership anticipates renewing the 364-day facility prior to its expiration in September 2002. At June 30, 2002 there was $143.0 million borrowed under the Credit Facilities.

Cash Provided by Operations

For the six months ended June 30, 2002, net cash provided by operations of $36.5 million was principally derived from $41.2 million of net income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $4.6 million. Increases in prepaid and other current assets are related to work performed by Buckeye Gulf Coast Pipe Lines, L.P. ("BGC") under a letter agreement to construct a 90-mile petrochemical pipeline (see "Capital Expenditures" below). Accounts payable declined due to the payment of outstanding invoices while accrued and other current liabilities increased primarily as a result of increases in accrued expenses and cash received in advance of services offset by payments to the General Partner for its services. Changes in non-current assets and liabilities resulted in a net cash use of $0.6 million.

Debt Obligation and Credit Facilities

In September and October 2001, the Partnership entered into the Credit Facilities with a syndicate of banks led by SunTrust Bank. These Credit Facilities permit borrowings of up to $370 million subject to certain limitations contained in the Credit Facilities agreements. Borrowings bear interest at the bank's base rate or at a rate based on the London interbank offered rate ("LIBOR") at the option of the Partnership. At June 30, 2002, the Partnership had borrowed $143.0 million under the 5-Year Revolving Credit Agreement at a weighted average LIBOR pricing option rate of 2.92 percent. Also in September 2001 and concurrent with the above transaction, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement with First Union National Bank ("First Union") and its $30 million Loan Agreement with First Union. These agreements were terminated with the repayment of the borrowings.

At June 30, 2002, the Partnership had $383.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $143.0 million of borrowings under the 5-year Revolving Credit Agreement. The weighted average interest rate on all debt outstanding at June 30, 2002 was 5.45 percent.

Capital Expenditures

At June 30, 2002 approximately 83 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the six months ended June 30, 2002 totaled $12.0 million and were $3.7 million less than capital expenditures for the six months ended June 30, 2001. Projected capital expenditures for 2002 are approximately $30 million, including approximately $25 million of maintenance capital and $5 million of expansion capital, and are expected to be funded from cash generated by operations and the Credit Facilities. Planned capital expenditures will enhance pipeline integrity and facilitate increased pipeline volumes and include, among other things, the renewal and replacement of tank floors and roofs, upgrades to field instrumentation and cathodic protection systems and installation and replacement of mainline pipe and valves.

In addition to the above planned 2002 capital expenditures, BGC has entered into a letter agreement with three major petrochemical companies to construct a 90-mile pipeline. At June 30, 2002, the project was in the right-of-way acquisition and design stage. Construction is expected to begin during the third quarter 2002 and to be completed during 2002. Under terms of the letter agreement, as of June 30, 2002, the Partnership has invested $9.2 million (after reimbursements of $9.5 million from two of the three petrochemical companies) in the pipeline project. This investment is reflected in prepaid and other assets. The Partnership investment in the project has been funded by $10.0 million of borrowings under the Credit Facilities. Depending upon the final terms and conditions of the definitive agreements among the parties to the project, the Partnership expects to be a co-owner of the pipeline with a potential capital investment of up to $30 million. It is anticipated that upon execution of definitive agreements the prepaid and other current assets with respect to this project will be reclassified as property, plant and equipment. It is expected that the definitive agreements will provide for throughput payments to the project on a long-term basis. Additional expenditures on this project will continue to be funded by the Partnership's existing Credit Facilities.

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

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for all financial statements issued by the Partnership in 2003. The Partnership does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

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

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) changes in laws and regulations, including safety, tax and accounting matters; (3) competitive pressures from alternative energy sources; (4) liability for environmental claims; (5) improvements in energy efficiency and technology resulting in reduced demand; (6) labor relations;
(7) changes in real property tax assessments; (8) regional economic conditions; (9) market prices of petroleum products and the demand for those products in the Partnership's service territory; (10) disruptions to the air travel system; (11) security issues relating to the Partnership's assets; and (12) interest rate fluctuations and other capital market conditions.

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

Item  3.    Quantitative and Qualitative Disclosures  about  Market
Risk

The Operating Partnerships generate revenue primarily from the transportation of refined petroleum products for third-party customers. The Operating Partnerships do not own the product they transport, and, therefore, the Partnership is not exposed to fluctuation in commodity prices and is not engaged in hedge transactions to manage commodity price risk. The Partnership is also not engaged in any other type of energy trading or derivative activity.

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

Market Risk - Trading Instruments

The Partnership is not exposed to market risk from trading instruments.

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Facilities due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At June 30, 2002, the Partnership had $143.0 million in outstanding debt under its Credit Facilities that was subject to market risk. A 1.0 percent increase or decrease in the applicable rate under the Credit Facilities will result in an interest expense fluctuation of approximately $1.4 million per year. As of December 31, 2001, the Partnership had $133.0 million in outstanding debt under the Credit Facilities that was subject to market risk.

                   Part II - Other Information


Item 5.   Other Information

On May 1, 2002, an Amended and Restated Exchange Agreement (the "Amended Exchange Agreement"), among the Partnership, the Operating Partnerships, the General Partner, Buckeye Management Company and Glenmoor, Ltd., ("Glenmoor") was approved in accordance with the terms of the Partnership's Limited Partnership Agreement. The Amended Exchange Agreement was approved by the Board of Directors of the General Partner based upon a recommendation of a special committee of disinterested directors of the Board. The principal change reflected in the Amended Exchange Agreement was the elimination of the forfeiture payment provision contained in the original Exchange
Agreement. The Amended Exchange Agreement also includes certain definitional and other minor changes.

As a condition of entering into the Amended Exchange Agreement, Glenmoor, the parent corporation of the General Partner, and the Partnership entered into an Acknowledgement and Agreement under which Glenmoor acknowledged and agreed that any tax liabilities of Glenmoor and associated transaction costs resulting from the Amended Exchange Agreement were the responsibility of Glenmoor and its subsidiaries and not the Partnership. Furthermore, Glenmoor agreed that any funds borrowed by Glenmoor from third party lenders to pay those tax liabilities and related costs would be the responsibility of Glenmoor and its subsidiaries and not the Partnership.

The foregoing description is qualified entirely by reference to the Amended Exchange Agreement and the Acknowledgement and Agreement, each dated as of May 6, 2002, and attached as Exhibits to the Form 10Q filed for the period ended March 31, 2002.

Separately, on April 24, 2002, the Board of Directors of the General Partner approved an Amended and Restated Limited Partnership Agreement for the Partnership reflecting a change in the Partnership's principal office, certain recent Delaware law developments relating to the resolution of conflicts of interest, and revisions to the indemnification provisions. The amendments were approved by Buckeye Pipe Line Company as General Partner of the Partnership in accordance with the Partnership's Limited Partnership Agreement. In addition, the Board approved an Amended and Restated Unit Option and Distribution Equivalent Plan to extend the original ten-year term thereof for an additional ten years and to make certain administrative changes in the Plan, the Unit Option Loan Program of the General Partner and related documents.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    None

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                              By:  Buckeye Pipe Line Company,
                                    as General Partner



Dated:  July 25, 2002              By: /s/ Steven C. Ramsey
                                   ------------------------

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)