Form 10-Q
period 2002-09-30
BUCKEYE PARTNERS L P
filed 2002-10-25
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2002 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                    Outstanding at October 25, 2002
-------------------------         -------------------------------
Limited Partnership Units                 26,935,246 Units

                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                                 Page No.
Part I. Financial Information


Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Income                    1
        (unaudited) for the three months and nine months ended September 30, 2002 and 2001

       Condensed Consolidated Balance Sheets (unaudited)              2
        September 30, 2002 and December 31, 2001

       Condensed Consolidated Statements of Cash Flows                3
        (unaudited) for the nine months ended
        September 30, 2002 and 2001

       Notes to Condensed Consolidated Financial Statements          4-10

Item 2. Management's Discussion and Analysis                         11-17
         of Financial Condition and Results
         of Operations

Item 3. Quantitative and Qualitative Disclosures                      17
         about Market Risk

Item 4. Controls and Procedures                                     17-18


Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K                             18


                     Part I. Financial Information


Item 1.     Condensed Consolidated Financial Statements




                          Buckeye Partners, L.P.
                Condensed Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


Three Months Ended                                         Nine Months Ended
  September 30,                                               September 30,
------------------                                         -----------------
 2002      2001                                              2002       2001
 ----      ----                                              ----       ----

$63,582   $58,650   Revenue                                $181,534   $169,934
-------   -------                                          --------   --------

                    Costs and expenses
 28,083    26,161    Operating expenses                      82,040     76,798
  5,136     5,085    Depreciation and amortization           15,419     14,811
  3,065     2,834    General and administrative expenses     10,066      8,890
-------   -------                                          --------   --------
 36,284    34,080     Total costs and expenses              107,525    100,499
-------   -------                                          --------   --------

 27,298    24,570   Operating income                         74,009     69,435
-------   -------                                          --------   --------

                    Other income (expenses)
    876        65    Investment income                        1,565        463
 (5,132)   (4,965)   Interest and debt expense              (15,709)   (13,668)
 (3,008)   (2,964)   Minority interests and other            (8,897)    (8,551)
-------   -------                                          --------   --------
 (7,264)   (7,864)    Total other income (expenses)         (23,041)   (21,756)
-------   -------                                          --------   --------

$20,034   $16,706   Net income                             $ 50,968   $ 47,679
=======   =======                                          ========   ========

                    Net income allocated to General
$   180   $   126    Partner                               $    458   $    405

                    Net income allocated to Limited
$19,854   $16,580    Partners                              $ 50,510   $ 47,274

                    Earnings per Partnership Unit - basic:
                     Net income allocated to General
                      and Limited Partners per
$  0.74   $  0.62     Partnership Unit                     $   1.88   $   1.76
=======   =======                                           =======    =======

                     Earnings per Partnership Unit -
                     assuming dilution:
                      Net income allocated to General
                       and Limited Partners per
$  0.74   $  0.61      Partnership Unit                    $   1.87   $   1.75
=======   =======                                          ========   ========


See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
                Condensed Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)


                                            September 30,  December 31,
                                                2002          2001
                                                ----          ----

Assets

 Current assets
  Cash and cash equivalents                  $ 23,466       $ 12,946
  Trade receivables                            14,589         13,753
  Inventories                                   8,231          7,591
  Prepaid and other current assets             22,281         13,441
                                             --------       --------
   Total current assets                        68,567         47,731

  Property, plant and equipment, net          682,798        670,439
  Goodwill                                     11,355         11,355
  Other non-current assets                     75,275         78,035
                                             --------       --------
   Total assets                              $837,995       $807,560
                                             ========       ========
Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $  5,550       $  7,416
  Accrued and other current liabilities        22,498         24,885
                                             --------       --------
   Total current liabilities                   28,048         32,301

 Long-term debt                               407,000        373,000
 Minority interests                             3,426          3,307
 Other non-current liabilities                 46,215         46,056
                                             --------       --------
  Total liabilities                           484,689        454,664
                                             --------       --------

 Commitments and contingent liabilities             -              -

 Partners' capital
  General Partner                               2,835          2,834
  Limited Partners                            351,421        351,057
  Receivable from exercise of options            (950)          (995)
                                             --------       --------
   Total partners' capital                    353,306        352,896
                                             --------       --------
   Total liabilities and partners' capital   $837,995       $807,560
                                             ========       ========


See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
            Condensed Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                              ----------------------
                                                2002            2001
                                                ----           ----
Cash flows from operating activities:
 Net income                                   $ 50,968       $ 47,679
                                              --------       --------

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                 15,419         14,811
  Minority interests                               715            696
  Change in assets and liabilities:
    Trade receivables                             (836)          (916)
    Inventories                                   (640)          (839)
    Prepaid and other current assets            (8,840)        (1,211)
    Accounts payable                            (1,866)        (2,109)
    Accrued and other current liabilities       (2,387)        (1,489)
    Other non-current assets                      (948)           486
    Other non-current liabilities                  159            (69)
                                              --------       --------
      Total adjustments from operating
       activities                                  776          9,360
                                              --------       --------

Net cash provided by operating activities       51,744         57,039
                                              --------       --------

Cash flows from investing activities:
 Capital expenditures                          (23,419)       (24,910)
 Acquisitions                                        -        (61,577)
 Net expenditures for disposal of
  property, plant and equipment                   (651)          (478)
                                              --------       --------
   Net cash used in investing activities       (24,070)       (86,965)
                                              --------       --------

Cash flows from financing activities:
 Proceeds from exercise of unit options            387          1,419
 Distributions to minority interests              (596)          (556)
 Proceeds from issuance of long-term debt       34,000        177,000
 Payment of long-term debt                           -       (120,000)
 Payment of debt issuance fees                       -         (1,165)
 Distributions to Unitholders                  (50,945)       (49,486)
                                              --------       --------
   Net cash (used in) provided by financing
    activities                                 (17,154)         7,212
                                              --------       --------

Net increase (decrease) in cash and cash
 equivalents                                    10,520        (22,714)
Cash and cash equivalents at beginning of
 period                                         12,946         32,216
                                              --------       --------
Cash and cash equivalents at end of period    $ 23,466       $  9,502
                                              ========       ========

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 15,624       $ 14,271


See notes to condensed consolidated financial statements.


                     BUCKEYE PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2001 is derived from audited financial state ments, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P, Everglades Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. (formerly Buckeye Tank Terminals, L.P.) are referred to collectively as the "Operating Partnerships."

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

2. ACQUISITIONS

On July 31, 2001, the Partnership acquired a pipeline system and related terminals from affiliates of TransMontaigne Inc. for a total purchase price of $61,750,000. Additional costs incurred in connection with the acquisition amounted to $533,000. The assets included a 482-mile refined petroleum products pipeline that runs from Hartsdale, Indiana west to Fort Madison, Iowa and east to Toledo, Ohio, with an 11-mile pipeline connection between major storage terminals in Hartsdale and East Chicago, Indiana. The assets also included 3.2 million barrels of pipeline storage and trans-shipment facilities in Hartsdale and East Chicago, Indiana and Toledo, Ohio; and four truck rack product terminals located in Bryan, Ohio; South Bend and Indianapolis, Indiana; and Peoria, Illinois. The pipeline system is operated under the name of Norco Pipe Line Co., LLC ("Norco"). The terminal assets became part of the operations of the Partnership's wholly-owned subsidiary, Buckeye Terminals, LLC. The pipeline system and related terminals are collectively referred to as the "Norco Assets" or "Norco Operations". The allocated fair value of assets acquired is summarized as follows:


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
                                               =======

Pro forma results of operations for the Partnership, assuming the acquisition of the Norco Assets had occurred at the beginning of the period indicated below, are as follows:

                                         (Unaudited)     (Unaudited)
                                         Three Months    Nine Months
                                            Ended           Ended
                                        September 30,   September 30,
                                            2001            2001
                                        -------------   -------------
                                            (In thousands, except
                                              per Unit amounts)

  Revenue                                  $60,266       $179,675

  Net income                               $17,427       $ 49,601

  Earnings per Partnership Unit - basic    $  0.64       $   1.83

  Earnings per Partnership Unit - basic
   excluding amortization of goodwill      $  0.65       $   1.85

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the periods presented, or of future results of operations of the entities. The Norco acquisition was accounted for under the purchase method of accounting.

3. SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2002 and 2001, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other transportation segment revenues are received from storage and terminal throughput services of refined petroleum products and contract operation of petrochemical pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

4. CONTINGENCIES

The Partnership and the Operating Partnerships in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Buckeye Pipe Line Company, the general partner of the Partnership, (the "General Partner") is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership's consolidated financial condition or annual results of operations.

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

5. LONG-TERM DEBT

As of September 30, 2002, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent.

During September and October 2001, the Partnership entered into a $277.5 million 5-year Revolving Credit Agreement and a $92.5 million 364-day Revolving Credit Agreement (the "Credit Facilities") with a syndicate of banks led by SunTrust Bank. In September 2002 the Partnership entered into a new 364-day Agreement with another syndicate of banks also led by SunTrust Bank and reduced the maximum amount borrowable to $85.0 million. The Partnership's ability to draw funds on the 364-day facility is subject to certain regulatory approvals. Certain covenants in both agreements were amended to eliminate the requirement of at least one investment grade rating from either Standard and Poor's or Moody's Investor Services. Together, these Credit Facilities permit borrowings of up to $362.5 million subject to certain limitations contained in the Credit Facilities. Borrowings bear interest at the bank's base rate or at a rate based on the London Interbank Offered Rate ("LIBOR") at the option of the Partnership. At September 30, 2002, the Partnership had borrowed $167 million under the 5-year Revolving Credit Agreement at an average weighted LIBOR pricing option rate of 2.92 percent.

The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a) limit outstanding indebtedness of the Partnership based upon certain financial ratios contained in the Credit Facilities (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property which is material to its operations and (d) limit consolidations, mergers and asset transfers by the Partnership. At September 30, 2002, the Partnership was in compliance with the covenants contained in the Credit Facilities. Concurrent with the 2001 execution of the Credit Facilities, Buckeye repaid all borrowings outstanding under its $100 million Credit Agreement with First Union National Bank ("First Union") and its $30 million Loan Agreement with First Union. Those agreements were terminated with the repayment of the borrowings.

The fair value of the Partnership's debt is estimated to be $437 million and $372 million as of September 30, 2002 and December 31, 2001, respectively. The values at September 30, 2002 and December 31, 2001 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

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

SFAS No. 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires the Partnership to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.

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

The following represents a pro-forma restatement of 2001 as if SFAS No. 142 had been adopted at the beginning of the year and that goodwill amortization had been eliminated. The impact on net income, and basic and diluted earnings per share for the periods indicated below are as follows:


                                         (Unaudited)     (Unaudited)
                                         Three Months    Nine Months
                                            Ended           Ended
                                        September 30,   September 30,
                                            2001            2001
                                        -------------   -------------
                                            (In thousands, except
                                              per Unit amounts)

   Reported net income                     $16,706        $47,679
   Adjustment  for  amortization  of
    goodwill                                   210            622
                                           -------        -------
   Adjusted net income                     $16,916        $48,301
                                           =======        =======

   Reported basic earnings per Unit        $  0.62        $  1.76
   Adjustment for amortization of
    goodwill                                     -           0.02
                                           -------        -------
   Adjusted basic earnings per Unit        $  0.62        $  1.78
                                           =======        =======

   Reported diluted earnings per Unit      $  0.61        $  1.75
   Adjustment  for  amortization  of
    goodwill                                  0.01           0.03
                                           -------        -------
   Adjusted diluted earnings per Unit      $  0.62        $  1.78
                                           =======        =======

The Partnership's amortizable intangible assets consist of pipeline rights-of-way and contracts. The contracts were acquired in connection with the acquisition of Buckeye Gulf Coast Pipe Lines, LLC in March 1999. At September 30, 2002, the gross carrying amount of the pipeline rights-of-way was $25,447,000 and accumulated amortization was $2,990,000. Pipeline rights-of-way are included in property, plant and equipment in the accompanying balance sheet. At September 30, 2002, the gross carrying amount of the contracts was $3,600,000 and accumulated amortization was $840,000. For the nine month periods ended September 30, 2002 and 2001, amortization expense related to amortizable intangible assets was $561,000 and $528,000, respectively. For the three month periods ended September 30, 2002 and 2001, amortization expense related to amortizable intangible assets was $187,000 and $176,000, respectively. Aggregate amortization expense related to amortizable intangible assets is estimated to be $748,000 per year for each of the next five years.

The Partnership's only intangible asset not subject to amortization is goodwill that was recorded in connection with the acquisition of Buckeye Terminals, LLC in June 2000. The carrying amount of the goodwill was $11,355,000 at September 30, 2002.

7. PARTNERS' CAPITAL

Partners' capital consists of the following:

                                                          Receivable
                                   General   Limited    from Exercise
                                   Partner   Partners     of Options     Total
                                   -------   --------   -------------    -----
                                                (In thousands)
  Partners' Capital - 1/1/02       $2,834    $351,057       $(995)    $352,896
  Net Income                          458      50,510           -       50,968
  Distributions                      (457)    (50,488)          -      (50,945)
  Payments on unit option loans         -           -         204          204
  Exercise of unit options              -         342        (159)         183
                                   ------    --------       -----     --------
  Partners' Capital - 9/30/02      $2,835    $351,421       $(950)    $353,306
                                   ======    ========       =====     ========

The following is  a  reconciliation  of  basic  and  diluted  net  income  per
Partnership   Unit   for   the  three  month  and  nine  month  periods  ended
September 30:


                                     Three Months Ended September 30,
                            -------------------------------------------------
                                     2002                       2001
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (In thousands, except per Unit amounts)

 Net income                 $20,034                   $16,706
                            -------                   -------
 Basic earnings per
  Partnership Unit           20,034   27,176   $0.74   16,706   27,150   $0.62

 Effect of dilutive
  securities - options            -       48       -       -        53   (0.01)
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $20,034   27,224   $0.74  $16,706   27,203   $0.61
                            =======   ======   =====  =======   ======   =====


                                     Nine Months Ended September 30,
                            -------------------------------------------------
                                     2002                       2001
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (In thousands, except per Unit amounts)

  Net income                $50,968                   $47,679
                            -------                   -------

 Basic earnings per
  Partnership Unit           50,968   27,171   $1.88   47,679   27,121   $1.76

 Effect of dilutive
  securities - options            -       54   (0.01)       -       70   (0.01)
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $50,968   27,225   $1.87  $47,679   27,191   $1.75
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

On October 23, 2002, the Partnership declared a cash distribution of $0.625 per unit payable on November 29, 2002 to Unitholders of record on November 6, 2002. The total distribution will amount to approximately $16,970,000.

9. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $3,168,000 and $6,552,000 due to the General Partner for payroll and other reimbursable costs at September 30, 2002 and December 31, 2001, respectively.

10. ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Norco acquisition was accounted for in accordance with the provisions of No. SFAS 141. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As a result of SFAS 142, the Partnership's goodwill of $11,355,000 is no longer subject to amortization (See Note 6).

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently evaluating the provisions of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144, beginning January 1, 2002, did not have a material impact on the Partnership's financial statements.

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for all financial statements issued by the Partnership beginning in 2003. The Partnership does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance provided in Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Partnership is evaluating the provisions of SFAS No. 146, but does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

11. SUBSEQUENT EVENTS

On October 2, 2002, the Partnership entered into a definitive agreement (the "Agreement") with Amoco Pipeline Holding Company ("Amoco"), a subsidiary of BP PLC, to purchase Amoco's approximate 18% ownership interest in Colonial Pipeline Company ("Colonial") and Colonial Ventures, L.L.C. ("Ventures") for approximately $295 million. The Agreement is subject to regulatory approval and certain purchase rights held by the existing equity holders of Colonial and Ventures.

In connection with the Agreement, the Partnership received commitments from SunTrust Bank for a $200 million bridge loan as well as lines of credit sufficient to replace the Partnership's existing $362.5 million Credit
Facilities in the event that required amendments to the existing Credit Facilities cannot be obtained. On September 30, 2002 the Partnership borrowed $14 million under its existing 5-year Revolving Credit Agreement to fund a deposit on the transaction with Amoco and commitment fees to SunTrust Bank (See Note 5).

Item  2. Management's  Discussion and Analysis  of  Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter

Revenue for the third quarter 2002 was $63.6 million, which was $4.9 million or 8.3 percent greater than revenue of $58.7 million for the third quarter 2001. Included in third quarter 2002 revenue is $3.8 million from Norco Operations compared to $2.2 million of revenue from Norco Operations for the third quarter 2001. The Norco Operations were acquired on July 31, 2001. Pipeline volumes transported during the third quarter of 2002 were 1,106,200 barrels per day, 10,600 barrels per day or 1.0 percent greater than volumes of 1,095,600 barrels per day transported in the third quarter 2001. Included in third quarter 2002 volumes are three months of Norco pipeline volumes of 38,900 barrels per day. Norco volumes averaged 26,900 barrels per day during its two months of operations in the third quarter 2001. This equates to 17,900 barrels per day on a quarterly basis. Average transportation revenue was 54.3 cents per barrel during the third quarter 2002 as compared to 53.7 cents per barrel during the third quarter 2001. Revenue was negatively impacted by approximately $0.7 million due to billing adjustments to certain customers for tariffs that were incorrectly applied during the first six months of 2002 ($0.3 million with respect to the first quarter and $0.4 million with respect to the second quarter). Refunds or, in some cases, additional billings, were issued in the third quarter of 2002 to adjust for the incorrect tariffs. None of the tariff adjustments related to periods prior to January 1, 2002.

Gasoline volumes of 578,800 barrels per day for the third quarter of 2002 were 17,600 barrels per day or 3.1 percent greater than the third quarter of 2001. Norco gasoline volumes were 18,300 barrels per day for the third quarter of 2002. Norco gasoline volumes averaged 13,600 barrels per day during its two months of operations in the third quarter 2001. This equates to 9,000 barrels per day on a quarterly basis. In the East, gasoline volumes increased by approximately 10,700 barrels per day, or 4.2 percent, as demand increased throughout most of the eastern region and in particular to the upstate New York and Pittsburgh, Pennsylvania areas. In the Midwest, gasoline volumes of 166,900 barrels per day were 2.4 percent less than the third quarter 2001. Demand for gasoline was generally lower throughout all areas of the Midwest region. On the Long Island system, gasoline volumes of 112,500 barrels per day during the third quarter 2002 were 6.3 percent greater than third quarter 2001 gasoline volumes due to additional available capacity on this system following reductions in turbine fuel demand after the terrorist attacks on September 11, 2001. On the Jet Lines system, gasoline volumes of 16,300 barrels per day during the third quarter 2002 were 23.0 percent less than third quarter 2001 gasoline volumes due primarily to the closure of a customer's terminal, resulting in a shift in supply to an alternate transportation mode.

Distillate volumes of 231,000 barrels per day for the third quarter of 2002 were 8,600 barrels per day or 3.6 percent less than the third quarter of 2001. Norco distillate volumes were 9,900 barrels per day for the third quarter of 2002. Norco distillate volumes averaged 8,300 barrels per day during its two months of operations in the third quarter 2001. This equates to 5,500 barrels per day on a quarterly basis. In the East, distillate volumes declined by 3,800 barrels per day, or 2.7 percent, as demand was weak throughout all areas and in particular to the Pittsburgh, Pennsylvania area. In the Midwest, distillate volumes declined by 4,300 barrels per day, or 6.3 percent, on weak demand throughout the region. Jet Lines and Long Island system distillate volumes declined by a combined 5,300 barrels per day, or 19.2 percent.

Turbine fuel volumes of 261,700 barrels per day were 2,500 barrels per day  or
0.9 percent lower during the third quarter 2002 than the third quarter 2001. Norco does not transport turbine fuel. Deliveries to New York City airports during the third quarter 2002 declined by 7,800 barrels per day, or 5.4 percent, as a result of reduced airline travel following the terrorist attacks on September 11, 2001. Deliveries to Pittsburgh declined by 1,800 barrels per day, or 15.4 percent, reflecting a cutback in activity by US Airways following its bankruptcy filing. Largely offsetting these results was a 5,100 barrel per day, or 31.5 percent, increase in turbine fuel deliveries to Detroit Metro Airport following quality control issues on an alternate pipeline carrier. In addition, deliveries to Miami Airport increased 800 barrels per day, or 1.6 percent. Although deliveries to major airports have improved, the outlook for further recovery of turbine fuel volumes to pre September 11, 2001 levels is uncertain due to airline schedule reductions and reduced consumer air travel. Turbine fuel revenue constitutes approximately 15 percent of the Partnership's revenues.

Buckeye Gulf Coast Pipe Lines, L.P. ("BGC") operating revenues for the third quarter 2002 increased by $1.9 million over the third quarter 2001 due to additional contract services being provided.

Costs and expenses for the third quarter 2002 were $36.3 million compared to $34.1 million for the third quarter 2001. Costs and expenses related to Norco Operations were $2.2 million for the third quarter 2002 compared to $1.2 million for the  third  quarter  2001.  During  the  third  quarter  of  2002, increases in payroll and payroll benefits expense and in outside service expense were partially offset by declines in property tax expense from a $1.1 million adjustment related primarily to a favorable settlement of a state property tax refund claim. The tax settlement resulted in the Partnership receiving $0.4 million in cash in October 2002 and the reversal of $0.7 million of accrued liabilities.

First Nine Months

Revenue for the first nine months of 2002 was $181.5 million, which was $11.6 million or 6.8 percent greater than revenue of $169.9 million for the first nine months of 2001. Included in first nine months 2002 revenue is $11.7 million from Norco Operations. Norco was acquired on July 31, 2001 and had revenue of $2.2 million through September 30, 2001. Volumes for the first nine months of 2002 were 1,089,600 barrels per day, approximately equal to volumes of 1,089,400 barrels per day for the first nine months 2001. Included in the first nine months 2002 volumes are Norco volumes of 38,900 barrels per day. Norco volumes averaged 26,900 barrels per day during its two months of operations in the third quarter 2001. This equates to 6,000 barrels per day on a nine-month basis for 2001. Average transportation revenue was 53.3 cents per barrel for the first nine months of 2002 compared to 51.9 cents per barrel during the first nine months of 2001.

Gasoline volumes of 557,900 barrels per day for the first nine months of 2002 were 20,700 barrels per day or 3.9 percent greater than the first nine months of 2001. Norco gasoline volumes were 17,900 barrels per day for the first nine months of 2002. Norco gasoline volumes averaged 13,600 barrels per day during its two months of operations in the third quarter 2001. This equates to 3,000 barrels per day on a nine-month basis for 2001. In the East, gasoline volumes increased by approximately 9,500 barrels per day, or 4.0 percent, primarily due to increases in deliveries to the upstate New York and Pittsburgh, Pennsylvania areas. In the Midwest, gasoline volumes of 162,700 barrels per day were 4.3 percent less than the first nine months of 2001. Demand for gasoline was generally lower throughout the region with the largest declines occurring in the Detroit and Bay City, Michigan areas. Long Island System gasoline was up 6,200 barrels per day or 5.9% due to additional available capacity on this system following reductions in turbine fuel demand after September 11, 2001.

Distillate volumes of 252,700 barrels per day for the first nine months of 2002 were 7,300 barrels per day or 2.8 percent less than the first nine months of 2001. Norco distillate volumes were 13,400 barrels per day for the first nine months of 2002. Norco distillate volumes averaged 8,300 barrels per day during its two months of operations in the third quarter 2001. This equates to 1,900 barrels per day on a nine-month basis for 2001. In the East, distillate volumes declined by 10,300 barrels per day, or 7.0 percent, while in the Midwest, distillate volumes declined by 3,800 barrels per day, or 5.4 percent. Jet Lines and Long Island system distillate volumes declined by a combined 5,000 barrels per day. Demand was weak throughout all systems due to the unseasonably warm weather experienced during the winter heating season.

Turbine fuel volumes of 248,700 barrels per day were 21,000 barrels per day or
7.8 percent lower during the first nine months of 2002 than the first nine months of 2001. Norco does not transport turbine fuel. WesPac Pipelines, Ltd. volumes increased by 4,100 barrels per day on deliveries to San Diego Airport where transportation service commenced in May 2001. Deliveries to New York City airports declined by 18,900 barrels per day, or 12.9 percent. Deliveries to Pittsburgh Airport declined by 1,600 barrels per day, or 13.8 percent, while deliveries to Miami Airport declined 4,900 barrels per day, or 8.7 percent. Generally, volumes to major airports served by the Partnership declined as a result of reduced airline travel following the terrorist attacks on September 11, 2001. Although deliveries to major airports have improved recently, the outlook for recovery of turbine fuel volumes to pre-September 11, 2001 levels is uncertain due to airline schedule reductions and reduced consumer air travel.

BGC's operating revenues for the first nine months of 2002 increased by $3.0 million over the first nine months of 2001 operations due to additional contract services being provided.

Costs and expenses for the first nine months of 2002 were $107.5 million compared to $100.5 million for the first nine months 2001. Costs and expenses related to Norco Operations were $6.6 million for the first nine months 2002 compared to $1.2 million in 2001 commencing with its acquisition on July 31, 2001. During the first nine months 2002, increases in payroll and payroll benefits, outside services and depreciation expense were partially offset by declines in casualty loss expense and declines in property tax expense. The decline in property tax expense is the result of a $1.1 million adjustment related primarily to a favorable settlement of a state property tax refund claim. The tax settlement resulted in the Partnership receiving $0.4 million in cash in October 2002 and the reversal of $0.7 million of accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 2002 and December 31, 2001 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                As of
                                        -----------------------
                                        9/30/02        12/31/01
                                        -------        --------

Current ratio                           2.4 to 1       1.5 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                    1.4 to 1       0.8 to 1
Working  capital  - in thousands         $40,519        $15,430
Ratio of total debt to total capital    .54 to 1       .51 to 1
Book value (per Unit)                     $13.00         $12.98

The Partnership's cash flows from operations are generally sufficient to meet current working capital requirements. In addition, as described under "Debt Obligation and Credit Facilities" below, the Partnership has the ability to borrow up to $362.5 million under a $277.5 million 5-year Revolving Credit Agreement and an $85.0 million 364-day Revolving Credit Agreement (the "Credit Facilities").

Cash Provided by Operations

For the nine months ended September 30, 2002, net cash provided by operations of $51.7 million was principally derived from $66.4 million of net income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $14.6 million. Increases in prepaid and other current assets are related to work performed by BGC under a letter agreement to construct a 90-mile petrochemical pipeline in the Gulf Coast region (see "Capital Expenditures" below). Accounts payable declined due to the payment of outstanding invoices while accrued and other current liabilities decreased primarily as a result of payments made to the General Partner for its services. Changes in non-current assets and liabilities resulted in a net cash use of $0.8 million.

Debt Obligation and Credit Facilities

During September and October 2001, the Partnership entered into a $277.5 million 5-year Revolving Credit Agreement and a $92.5 million 364-day Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank. In September 2002 the Partnership entered into a new 364-day Agreement with another syndicate of banks also led by SunTrust Bank and reduced the maximum amount borrowable to $85.0 million. The Partnership's ability to draw funds on the 364-day facility is subject to certain regulatory approvals. Certain covenants in both agreements were amended to eliminate the requirement of an investment grade rating from either Standard or Poor's or Moody's Investor Services.

Together, these Credit Facilities permit borrowings of up to $362.5 million subject to certain limitations contained in the Credit Facilities. Borrowings bear interest at the bank's base rate or at a rate based on the London Interbank Offered Rate ("LIBOR") at the option of the Partnership. The $362.5 million is available under the Credit Facilities until September 2003 with $277.5 available thereafter until September 2006. The Partnership anticipates renewing the 364-day facility prior to its expiration in September 2003.

At September 30, 2002, the Partnership had borrowed $167 million under the 5-year Revolving Credit Agreement at an average weighted LIBOR pricing option rate of 2.92 percent. Borrowings under the 5-year Revolving Credit Agreement increased by $34 million during the nine months ended September 30, 2002. The Partnership borrowed $20 million principally to fund BGC's 90-mile pipeline project in the Gulf Coast region (see "Capital Expenditures" below) as well as ongoing capital expenditures. Additionally, $14 million was borrowed on September 30, 2002 and held in cash in anticipation of entering into an agreement to purchase an approximate 18% interest in each of Colonial Pipeline Company and Colonial Ventures L.L.C. This agreement was entered into on October 2, 2002 and the Partnership used the amounts borrowed to fund a deposit with the seller and transaction costs associated with proposed bank financing (See Note 11 to the Partnership's financial statements).

At September 30, 2002, the Partnership had $407.0 million in outstanding long-term debt representing $240.0 million of Senior Notes and $167.0 million of borrowings under the 5-year revolving credit agreement. The weighted average interest on all debt outstanding at September 30, 2002 was 5.29 percent.

Capital Expenditures

At September 30, 2002 approximately 81 percent of total consolidated assets consisted of property, plant and equipment.

Capital expenditures during the nine months ended September 30, 2002 totaled $23.4 million and were $1.5 million less than capital expenditures for the nine months ended September 30, 2001. Projected capital expenditures for 2002 are approximately $35 million, including approximately $29 million of maintenance capital and $6 million of expansion capital, and are expected to be funded from cash generated by operations and the Credit Facilities. Planned capital expenditures will enhance pipeline integrity and facilitate increased pipeline volumes and include, among other things, the renewal and replacement of tank floors and roofs, upgrades to field instrumentation and cathodic protection systems and installation and replacement of mainline pipe and valves. The Partnership had previously estimated capital expenditures to total approximately $30 million in 2002. The increase in planned capital expenditures results from the acceleration of certain pipeline integrity projects that had previously been planned for future periods. The Partnership continues to evaluate the results of its pipeline integrity inspections and the level of capital expenditures that will be required to maintain pipeline integrity and comply with regulatory requirements.

In addition to the above planned 2002 capital expenditures, BGC has entered into a letter agreement with three major petrochemical companies to construct a 90-mile pipeline. At September 30, 2002, right-of-way acquisition and the design stage of the project had been completed and construction was in progress. Construction is expected to be completed in the fourth quarter of 2002. Under terms of the letter agreement, as of September 30, 2002, the Partnership has invested $12.5 million (after reimbursements of $9.5 million from two of the three petrochemical companies) in the pipeline project. This investment is reflected in prepaid and other assets. The Partnership investment in the project has been funded by borrowings under the Credit Facilities. Depending upon the final terms and conditions of the definitive agreements among the parties to the project, the Partnership expects to be a co-owner of the pipeline with a potential capital investment of up to $30 million. It is anticipated that upon execution of definitive agreements the prepaid and other current assets with respect to this project will be reclassified as property, plant and equipment. It is expected that the definitive agreements will provide for throughput payments to the project on a long-term basis. In the event that definite agreements are not reached, BGC will be reimbursed all costs associated with the pipeline including an imputed return on its investment. Additional expenditures on this project will continue to be funded by the Partnership's credit facilities.

OTHER MATTERS

Accounting Pronouncements

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Norco acquisition was accounted for in accordance with the provisions of SFAS 141. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As a result of SFAS 142, the Partnership's goodwill of $11,355,000 is no longer subject to amortization.

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

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for all financial statements issued by the Partnership beginning in 2003. The Partnership does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance provided in Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Partnership is evaluating the provisions of SFAS No. 146, but does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

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

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) price trends and overall demand for refined petroleum products in the United States in general and in our service areas in particular. Economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands;
(2) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters of FERC regulation of our tariff rates; (3) liability for environmental claims; (4) security issues affecting our assets, including, among others, potential damage to our assets caused by acts of war or terrorism; (5) unanticipated capital expenditures and operating expenses to repair or replace our assets; (6) availability and cost of insurance on our assets and operations; (7) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (8) expansion in the operations of our competitors; (9) our ability to integrate any acquired operations into our existing operations; (10) shut-downs or cutbacks at major refineries that use our services; (11) deterioration in our labor relations; (12) changes in real property tax assessments; (13) disruptions to the air travel system; and (14) interest rate fluctuations and other capital market conditions.

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

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Facilities due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At September 30, 2002, the Partnership had $167.0 million in outstanding debt under its Credit Facilities that was subject to market risk. A 1.0 percent increase or decrease in the applicable rate under the Credit Facilities will result in an interest expense fluctuation of approximately $1.7 million per year. As of December 31, 2001, the Partnership had $133.0 million in outstanding debt under the Credit Facilities that was subject to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

    The General Partner's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) as of a date within 90 days prior to the filing of this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.

    There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Partnership's internal controls. As a result, no corrective actions were required or undertaken.


                   Part II - Other Information




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Certification of Chief Executive Officer Pursuant to 18
     U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to 18
     U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 2002.
                            SIGNATURE




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



Date:  October 25, 2002            By:/s/ Steven C. Ramsey

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)



                         CERTIFICATIONS

I, William H. Shea, Jr. certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Buckeye Partners, L.P.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: October 25, 2002   /s/ William H. Shea, Jr.

                              William H. Shea, Jr.
                              President and Chief Executive Officer
                              Buckeye Pipe Line Company
                               as General Partner of Buckeye Partners, L.P.


I, Steven C. Ramsey certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Buckeye Partners, L.P.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors.

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: October 25, 2002   /s/ Steven C. Ramsey

                              Steven C. Ramsey
                              Senior Vice President, Finance
                               and Chief Financial Officer
                              Buckeye Pipe Line Company
                               as General Partner of Buckeye Partners, L.P.