Form 10-Q
period 2003-03-31
BUCKEYE PARTNERS L P
filed 2003-04-29
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2003 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _______________ to _______________

Commission file number 1-9356


                     BUCKEYE PARTNERS, L.P.
                     ----------------------
     (Exact name of registrant as specified in its charter)


            Delaware                          23-2432497
-------------------------------           -------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)           Identification No.)


5002 Buckeye Rd.
P. O. Box 368
Emmaus, Pennsylvania                              18049
---------------------------------               ----------
(Address  of  principal executive               (Zip Code)
 offices)

Registrant's telephone number, including area code:  484-232-4000


                          Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate by check mark whether the registrant is an accel-
erated filer (as defined in Exchange Act 12b-2). Yes  X  No
                                                     ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                    Outstanding at April 16, 2003
-------------------------         -------------------------------
Limited Partnership Units                 28,702,346 Units

                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                                 Page No.
Part I. Financial Information


Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Income                    1
        (unaudited) for the three months
        ended March 31, 2003 and 2002

       Condensed Consolidated Balance Sheets (unaudited)              2
        March 31, 2003 and December 31, 2002

       Condensed Consolidated Statements of Cash Flows                3
        (unaudited) for the three months ended
        March 31, 2003 and 2002

       Notes to Condensed Consolidated Financial Statements          4-8

Item 2.Management's Discussion and Analysis                          9-14
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures                      14
        about Market Risk

Item 4. Controls and Procedures                                     14-15


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                             16

                          Buckeye Partners, L.P.
                Condensed Consolidated Statements of Income
                  (In thousands, except per unit amounts)
                                (Unaudited)


                                                Three Months Ended
                                                     March 31,
                                              --------------------
                                                2003         2002
                                                ----         ----
        Revenue                               $65,827      $56,891
                                              -------      -------

        Costs and expenses
         Operating expenses                    31,156       25,938
         Depreciation and amortization          5,495        5,147
         General and administrative expenses    4,372        3,759
                                              -------      -------
          Total costs and expenses             41,023       34,844
                                              -------      -------

        Operating income                       24,804       22,047
                                              -------      -------

        Other income (expenses)
          Investment income                       503          538
          Interest expense                     (5,232)      (5,240)
          Minority interests and other         (3,348)      (2,920)
                                              -------      -------
            Total other income (expenses)      (8,077)      (7,622)
                                              -------      -------

        Net income                            $16,727      $14,425
                                              =======      =======

        Net income allocated to General
        Partner                               $   147      $   130

        Net income allocated to Limited
        Partners                              $16,580      $14,295

        Earnings per Partnership Unit -
        basic:
         Net income allocated to General
          and Limited Partners
          per Partnership Unit                $  0.60      $  0.53


        Earnings per Partnership Unit -
         Assuming dilution:
         Net income allocated to General
          and Limited Partners per
          Partnership Unit                    $  0.60      $  0.53

See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
                 Condensed Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)

                                              March 31,  December 31,
                                                2003        2002
                                                ----        ----
Assets
 Current assets
  Cash and cash equivalents                  $  7,475     $ 11,208
  Trade receivables                            16,436       17,203
  Inventories                                   8,674        8,424
  Prepaid and other current assets             10,552        7,007
                                             --------     --------
   Total current assets                        43,137       43,842

  Property, plant and equipment, net          730,391      727,450
  Goodwill                                     11,355       11,355
  Other non-current assets                     72,761       73,524
                                             --------     --------
    Total assets                             $857,644     $856,171
                                             ========     ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $  4,190     $  8,062
  Accrued and other current liabilities        22,509       22,688
                                             --------     --------
   Total current liabilities                   26,699       30,750

 Long-term debt                               350,000      405,000
 Minority interests                            19,023        3,498
 Other non-current liabilities                 45,133       59,491
                                             --------     --------
  Total liabilities                           440,855      498,739
                                             --------     --------

 Commitments and contingent liabilities             -            -

 Partners' capital
  General Partner                               2,865        2,870
  Limited Partners                            415,189      355,475
  Receivable from exercise of options            (913)        (913)
  Accumulated other comprehensive income         (352)           -
                                             --------     --------
   Total partners' capital                    416,789      357,432
                                             --------     --------
    Total liabilities and partners'
     capital                                 $857,644     $856,171
                                             ========     ========

See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
            Condensed Consolidated Statements of Cash Flows
                 Decrease in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                              --------------------
                                                2003         2002
                                                ----         ----
Cash flows from operating activities:
 Net income                                   $16,727      $14,425
                                              -------      -------
Adjustments to reconcile net income to net
cash
 provided by operating activities:
 Depreciation and amortization                  5,495        5,147
 Minority interests                               614          211
 Change in assets and liabilities:
   Trade receivables                              767         (279)
   Inventories                                   (250)        (198)
   Prepaid and other current assets            (3,545)      (4,032)
   Accounts payable                            (3,872)      (4,805)
   Accrued and other current liabilities         (179)      (2,961)
   Other non-current assets                      (471)        (384)
   Other non-current liabilities                  548          192
                                              -------      -------
     Total adjustments from operating
         activities                              (893)      (7,109)
                                              -------      -------
   Net cash provided by operating
         activities                            15,834        7,316
                                              -------      -------

Cash flows from investing activities:
 Capital expenditures                          (7,220)      (5,366)
 Net proceeds from disposal of
  property, plant and equipment                    18           12
                                              -------      -------
   Net cash used in investing activities       (7,202)      (5,354)
                                              -------      -------

Cash flows from financing activities:
 Net proceeds from issuance of Partnership
  units                                        59,979            -
 Proceeds from exercise of unit options             -          115
 Distributions to minority interests             (347)        (199)
 Proceeds from issuance of long-term debt      12,000       10,000
 Payment of long-term debt                    (67,000)           -
 Distributions to Unitholders                 (16,997)     (16,978)
                                              -------      -------
   Net cash used in financing activities      (12,365)      (7,062)
                                              -------      -------

Net decrease in cash and cash equivalents      (3,733)      (5,100)
Cash and cash equivalents at beginning of
 period                                        11,208       12,946
                                              -------      -------
Cash and cash equivalents at end of period    $ 7,475      $ 7,846
                                              =======      =======

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                  $ 5,438       $5,268

See notes to condensed consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2002 is derived from audited financial state ments, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2003, the results of operations for the three month period ended March 31, 2003 and 2002 and cash flows for the three month period ended March 31, 2003 and 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P, Everglades Pipe Line Company, L.P. and Buckeye Pipe Line Holdings, L.P. are referred to collectively as the "Operating Partnerships."

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

2. SEGMENT INFORMATION

During the three month period ended March 31, 2003 and 2002, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other transportation segment revenues are received from storage and terminal throughput services of refined petroleum products and the lease and contract operation of petrochemical pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

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

4. LONG-TERM DEBT

As of March 31, 2003, the Partnership had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent.

The Partnership has a $277.5 million Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank that expires in September 2006 and an $85.0 million 364-day Revolving Credit Agreement with another syndicate of banks also led by SunTrust Bank that expires in September 2003 (the "Credit
Facilities"). Together, the Credit Facilities permit borrowings up to a maximum of $362.5 million subject to certain limitations contained in the Credit Facilities. Borrowings bear interest at SunTrust Bank's base rate or at a rate based on the London Interbank Offered Rate ("LIBOR") at the option of the Partnership. At March 31, 2003, the Partnership had borrowed $110 million under the Credit Facilities at a weighted average LIBOR pricing option rate of 2.22 percent.

The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a) limit outstanding indebtedness of the Partnership based on certain financial ratios contained in the Credit Facilities, (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property that is material to its operations and (d) limit consolidations, mergers and asset transfers by the Partnership. At March 31, 2003, the Partnership was in compliance with the covenants contained in the Credit Facilities.

The fair value of the Partnership's debt is estimated to be $378 million and $429 million as of March 31, 2003 and December 31, 2002, respectively. The values at March 31, 2003 and December 31, 2002 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

5. PARTNERS' CAPITAL

Partners' capital consists of the following:


                                                                       Accumulated
                                                          Receivable      Other
                                   General   Limited    from Exercise Comprehensive
                                   Partner   Partners     of Options      Income       Total
                                   -------   --------   ------------- -------------    -----
                                                         (In thousands)
  Partners' Capital - 1/1/03       $2,870    $355,475       $(913)       $   -       $357,432
  Net Income                          147      16,580           -            -         16,727
  Distributions                      (152)    (16,845)          -            -        (16,997)
  Net Proceeds from issuance of
   1,750,000 Limited Partnership
   units                                -      59,979           -            -         59,979
  Minimum pension liability             -           -           -         (352)          (352)
                                   ------    --------       -----        -----       --------
  Partners' Capital - 3/31/03      $2,865    $415,189       $(913)       $(352)      $416,789
                                   ======    ========       =====        =====       ========

The following is a reconciliation of basic and diluted net income per Partnership Unit:


                                        Three Months Ended March 31,
                            -------------------------------------------------
                                     2003                       2002
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $16,727                   $14,425
                            -------                   -------
 Basic earnings per
  Partnership Unit           16,727   27,814   $0.60   14,425   27,167   $0.53

 Effect of dilutive
  securities - options            -       46       -        -       62       -
                            -------   ------   -----  -------   ------   -----
 Diluted earnings per
  Partnership Unit          $16,727   27,860   $0.60  $14,425   27,229   $0.53
                            =======   ======   =====  =======   ======   =====


Options reported as dilutive securities are related to unexercised options outstanding under the Partnership's Unit Option Plan.

6. CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On April 24, 2003 the Partnership declared a cash distribution of $0.6375 per unit payable on May 30, 2003 to Unitholders of record on May 6, 2003. The total distribution will amount to approximately $18,453,000.

7. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $3,145,000 and $4,478,000 due to the General Partner for payroll and other reimbursable costs at March 31, 2003 and December 31, 2002, respectively.

8. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

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

If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the proforma amounts below:

                                            Three Months Ended
                                                March 31,
                                              (In thousands,
                                             except per Unit
                                                 amounts)
                                           -------------------
                                              2003       2002
                                              ----       ----
Net income as reported                       $16,727    $14,425

Stock-based employee compensation
 cost included in net income                       -          2

Stock-based employee compensation
 cost that would have been
 included in net income under
 the  fair value method                          (50)       (39)
                                             -------    -------
Pro forma net income as if the fair
 value method had been applied to
 all awards                                  $16,677    $14,388
                                             =======    =======

Basic earnings per unit       As reported      $0.60      $0.53
                              Pro forma        $0.60      $0.53

Diluted earnings per unit     As reported      $0.60      $0.53
                              Pro forma        $0.60      $0.53


9. ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's consolidated financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 145 did not have a material effect on the Partnership's consolidated financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance provided in Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial statements.

In  November  2002,  the  FASB  issued  Interpretation  No.   45  "Guarantor's
Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Partnership's financial statements.

In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", SFAS 148 amended the implementation provisions of SFAS 123 and required changes in disclosures in financial statements. The provisions of SFAS 148 were applicable for years ending after December 15, 2002 except for certain quarterly disclosures, which were applicable for interim periods beginning after December 15, 2002. The Company has not changed its method of accounting for stock-based compensation and, therefore, is subject only to the revised disclosure provisions of SFAS 148. Such quarterly disclosures have been provided commencing in the first quarter of 2003.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Through its Operating Partnerships and their subsidiaries, the Partnership is principally engaged in the pipeline transportation of refined petroleum products. Products transported via pipeline include gasoline, jet fuel, diesel fuel, heating oil, kerosene and liquid propane gases ("LPGs"). The Partnership's revenues derived from the transportation of refined petroleum products are principally a function of the volumes of refined petroleum products transported by the Partnership, which are in turn a function of the demand for refined petroleum products in the regions served by the Partnership's pipelines, and the tariffs or transportation fees charged for such transportation.

The Partnership is also engaged, through Buckeye Pipe Line Holdings, L.P. ("BPH"), Buckeye Terminals, LLC ("BT") and Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"), in the terminalling and storage of petroleum products and in the lease and contract operation of pipelines for third parties. Revenues for the quarters ended March 31, 2003 and 2002 were as follows:

                                                Revenues
                                             (in thousands)
                                          -------------------
                                               March 31,
                                             ------------
                                           2003        2002
                                           ----        ----
   Pipeline transportation                $55,013     $49,858
   Terminalling, storage and rentals        6,516       4,477
   Contract operations                      4,298       2,556
                                          -------     -------
   Total                                  $65,827     $56,891
                                          =======     =======

Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation.

Total revenue for the quarter ended March 31, 2003 was $65.8 million, $8.9 million, or 15.6 percent, greater than revenue of $56.9 million in 2002. Revenue from pipeline transportation was $55.0 million in the first three months of 2003 compared to $49.9 million in the first three months of 2002. The $5.1 million increase in pipeline transportation revenue is primarily due to an increase in volumes delivered during the first quarter of 2003. Volumes delivered during the first quarter 2003 averaged 1,119,800 barrels per day, 62,600 barrels per day, or 5.9 percent, greater than volumes of 1,057,200 barrels per day delivered during the first quarter of 2002.

Revenue from the transportation of gasoline of $26.3 million increased by $0.9 million, or 3.6 percent, from the first three months of 2002. Total gasoline volumes of 528,800 barrels per day in the first three months of 2003 were 13,000 barrels per day, or 2.5 percent, greater than first quarter 2002 volumes of 515,800 barrels per day. In the East, gasoline volumes of 228,200 barrels per day were approximately 14,500 barrels per day, or 6.8 percent, greater than 2002 volumes. The increase was primarily due to greater deliveries to the upstate New York and Pittsburgh, Pennsylvania areas. In the Midwest, gasoline volumes of 155,800 barrels per day were 900 barrels per day, or 0.6 percent, less than gasoline volumes delivered during the first quarter of 2002. Demand for gasoline transportation was generally lower throughout the region with the largest declines occurring in deliveries to the Detroit and Bay City, Michigan areas. In addition, approximately 4,200 barrels per day that were delivered to the Pittsburgh, Pennsylvania area from the Midwest in the first three months of 2002 were supplied from the East in the first three months of 2003. Long Island System gasoline volumes of 112,200 barrels per day were up 3,200 barrels per day, or 2.9 percent, from deliveries in the first quarter of 2002. On the Jet Lines system, gasoline volumes of 16,000 barrels per day were 3,600 barrels per day, or 18.3 percent, less than 2002 volumes in the first quarter of 2002 due to lower gasoline transportation demand in the Hartford, Connecticut area.

Revenue from the transportation of distillate of $17.1 million increased by $2.2 million, or 14.8 percent, from first quarter 2002 levels. Total volumes of 321,400 barrels per day in the first three months of 2003 were 36,000 barrels per day, or 12.6 percent, greater than 2002 distillate volumes of 285,400 barrels per day. In the East, distillate volumes of 171,000 barrels per day were approximately 22,300 barrels per day, or 15.0 percent, greater than first quarter 2002 volumes. In the Midwest, distillate volumes of 74,200 barrels per day were 8,700 barrels per day, or 13.3 percent, greater than volumes delivered during the first quarter of 2002. Long Island System distillate volumes of 31,500 barrels per day were 3,900 barrels per day, or
14.0 percent, greater than volumes delivered during the first quarter of 2002. On the Jet Lines system, distillate volumes of 37,100 barrels per day were 9,900 barrels per day, or 36.4 percent, greater than first quarter 2002 volumes. These distillate volume increases are due to greater heating fuel requirements in response to significantly colder winter temperatures during the first quarter of 2003. On the other hand, Norco Pipe Line Company, LLC ("Norco") distillate volumes were 7,600 barrels per day, or 52.9 percent, less than first quarter 2002 volumes due to the loss of a pipeline customer which entered into a product exchange with a local refiner.

Revenue from the transportation of jet fuel of $9.4 million increased by $1.0 million, or 12.1 percent, from first quarter 2002 levels. Total jet fuel volumes of 251,300 barrels per day in the first three months of 2003 were 16,900 barrels per day, or 7.2 percent greater, than 2002 jet fuel volumes of 234,400 barrels per day. Deliveries to the New York City airports (LaGuardia, JFK and Newark) increased by 7,100 barrels per day, or 6.0 percent. Deliveries to Pittsburgh International Airport and Miami International Airport were slightly lower than 2002 levels. WesPac's jet fuel volumes of 11,100 barrels per day were up 1,100 barrels per day as deliveries to both Reno/Tahoe International Airport and San Diego International Airport increased. Although deliveries to major airports have improved from the dramatic decline immediately following September 11, 2001, the outlook for further recovery of jet fuel volumes to pre-September 11, 2001 levels is uncertain due to airline schedule reductions, reduced consumer air travel and the threat of further terrorist attacks.

Terminalling, storage and rental revenues of $6.5 million for the three months ended March 31, 2003 increased by $2.0 million from the comparable period in 2002. Approximately $1.5 million of this increase reflects lease revenue with respect to a 90-mile crude butadiene pipeline that was completed in March 2003. Approximately $534,000 of this lease revenue was distributed to minority interest partners in the pipeline project. Although the pipeline was completed in March 2003, lease payments commenced as of January 1, 2003. The crude butadiene pipeline originates at a Shell Chemicals, L.P. facility in Deer Park, Texas and terminates at a chemical plant owned by Sabina Petrochemicals, LLC in Port Arthur, Texas. Subsidiaries of BGC hold an approximate 63% interest in two partnerships (the "Pipeline Partnerships") that own the pipeline. Two petrochemical companies own the remaining 37% minority interest in the Pipeline Partnerships. Concurrent with the completion of the pipeline, advances totaling $15.2 million from the two minority interest partners were reclassified from noncurrent liabilities on the Partnership's balance sheet to minority interest. The Pipeline
Partnerships have entered into a long-term agreement with Sabina Petrochemicals, LLC to provide pipeline transportation throughput services. Separately, BGC entered into an agreement to operate and maintain the pipeline for the Pipeline Partnerships.

Contract operations services revenues of $4.3 million for the three months ended March 31, 2003 increased by $1.7 million compared to the first quarter of 2002. The increase in contract services revenues was due to increased operations services provided by BGC as a result of additional contracts obtained during 2002, as well as the commencement of the crude butadiene pipeline operation and maintenance agreement as of January 1, 2003. Contract operations revenues typically consist of costs reimbursable under the contracts plus an operator's fee. Accordingly, revenues from these operations carry a lower gross profit percentage than revenues from pipeline transportation or terminalling, storage and rentals.

The Partnership's costs and expenses for the first three months of 2003 were $41.0 million compared to $34.8 million for the first three months of 2002. BGC's costs and expenses increased by $1.8 million over 2002 as a result of additional contract services provided. Other increases of $4.4 million are primarily related to increases in power costs due to additional pipeline volumes, and general wage and employee benefit cost increases. Additionally, a casualty loss recovery payment of approximately $0.5 million received in the final quarter of 2002 did not recur in the first quarter of 2003.

Other income and expense for the first three months of 2003 was a net cost of $8.1 million compared to $7.6 million for the first three months of 2002. The increase is primarily due to increased minority interest and other expense, which includes increased incentive payments due to the general partner as well as additional minority interest expense related to the 90-mile crude butadiene pipeline.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at March 31, 2003 and December 31, 2002 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                    As of
                                            -----------------------
                                            3/31/03        12/31/02
                                            -------        --------

Current ratio (1)                           1.6 to 1       1.4 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                        0.9 to 1       0.9 to 1
Working  capital  - in thousands (2)         $16,438        $13,092
Ratio of total debt to total capital (3)    .54 to 1       .51 to 1
Book value (per Unit) (4)                     $14.40         $13.15


(1) current assets divided by current liabilities
(2) current assets minus current liabilities
(3) long-term debt divided by long-term debt plus total partners' capital
(4) total partners' capital divided by Units outstanding at the end of the period.

The Partnership's principal sources of liquidity typically are cash from operations and borrowings under its revolving credit facilities. The Partnership's principal uses of cash are capital expenditures, investments and acquisitions and distributions to Unitholders. During the first quarter of 2003, the Partnership also issued 1,750,000 Limited Partnership ("LP") units in an underwritten public offering.

Cash Flows from Operations

Cash flows from operations were $15.8 million for the first three months of 2003 compared to $7.3 million for the first three months of 2001. Net income for the first three months of 2003 was $16.7 million. Net income, before depreciation and amortization of $5.5 million, increased by $2.6 million to $22.2 million for the first three months of 2003 from $19.6 million (which included depreciation and amortization of $5.1 million) for the first three months of 2002. Changes in current assets and liabilities resulted in a net use of cash of $7.1 million for the first three months of 2003 compared to a net cash use of $12.3 million for the first three months of 2002. For the first three months of 2002 and 2003, increases in prepaid and other assets were coupled with declines in accounts payable and accrued and other current liabilities. Changes in other non-current assets and liabilities resulted in a net cash source of $0.1 million for the first three months of 2003 compared to a net cash use of $0.2 million for the first three months of 2002.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $7.2 million in the first three months of 2003 compared to $5.4 million in the comparable period last year. Substantially all of the first three months of 2003 and 2002 investing activities relate to capital expenditures. The Partnership made no investments or acquisitions in either three month period.

Cash Flows from Financing Activities

On February 28, 2003, the Partnership issued 1,750,000 LP units in an underwritten public offering at $36.01 per LP unit. Net proceeds to the Partnership, after underwriters' discount of $1.62 per LP unit and estimated offering, costs were approximately $60.0 million. The net proceeds from the offering were used to reduce amounts outstanding under the Partnership's $277.5 million Revolving Credit Agreement.

The Partnership has a $277.5 million Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank that expires in September 2006 and an $85.0 million 364-day Revolving Credit Agreement with another syndicate of banks also led by SunTrust Bank that expires in September 2003 (the "Credit Facilities"). Together, the Credit Facilities permit borrowings up to a maximum of $362.5 million subject to certain limitations contained in the Credit Facilities. Borrowings bear interest at SunTrust Bank's base rate or at a rate based on the London Interbank Offered Rate ("LIBOR") at the option of the Partnership. At March 31, 2003, the Partnership had borrowed $110 million under the Credit Facilities at a weighted average LIBOR pricing option rate of 2.22 percent.

The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a) limit outstanding indebtedness of the Partnership based on certain financial ratios contained in the Credit Facilities, (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property that is material to its operations and (d) limit consolidations, mergers and asset transfers by the Partnership. At March 31, 2003, the Partnership was in compliance with the covenants contained in the Credit Facilities.

On February 28, 2003, the Partnership paid a quarterly distribution to Unitholders of $0.625 per unit. Total distributions were $17.0 million. On April 24, 2003, the Board of Directors of the General Partner declared a quarterly distribution of $0.6375 per unit to be payable on May 30, 2003 to Unitholders of record on May 6, 2003.

OTHER MATTERS

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's consolidated financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 145 did not have a material effect on the Partnership's consolidated financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance provided in Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Partnership's financial statements.

In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", SFAS 148 amended the implementation provisions of SFAS 123 and required changes in disclosures in financial statements. The provisions of SFAS 148 were applicable for years ending after December 15, 2002 except for certain quarterly disclosures, which were applicable for interim periods beginning after December 15, 2002. The Company has not changed its method of accounting for stock-based compensation and, therefore, is subject only to the revised disclosure provisions of SFAS 148. Such quarterly disclosures have been provided commencing in the first quarter of 2003.

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

The Partnership is exposed to interest rate risks resulting from changes in interest rates. Interest rate risk represents the risk of loss that may impact the Partnership's results of operations, consolidated financial position or operating cash flows. The Partnership is not exposed to any interest rate risk due to rate changes on its fixed-rate Senior Notes but is exposed to interest rate risk related to the interest rate on its Credit Facilities.

Market Risk - Trading Instruments

The Partnership is not exposed to market risk from trading instruments.

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Facilities due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At March 31, 2003, the Partnership had $110.0 million in outstanding debt under its Credit Facilities that was subject to market risk. A 1.0 percent increase or decrease in the applicable rate under the Credit Facilities will result in an interest expense fluctuation of approximately $1.1 million per year. As of December 31, 2002, the Partnership had $165.0 million in outstanding debt under the Credit Facilities that was subject to market risk.

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

(b)  On February 26, 2003, the Partnership filed a Current
Report on Form 8-K which included the Underwriting Agreement related to the Partnership's public offering of LP units.


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



Date:  April 29, 2003              By:    /s/ Steven C. Ramsey

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



     Date: April 29, 2003     /s/ William H. Shea, Jr.

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


     Date: April 29, 2003     /s/ Steven C. Ramsey

                           Steven C. Ramsey
                           Senior Vice President, Finance
                            and Chief Financial Officer
                           Buckeye Pipe Line Company
                            as General Partner of Buckeye Partners, L.P.