Form 10-Q
period 2003-06-30
BUCKEYE PARTNERS L P
filed 2003-07-30
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2003 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate by check mark whether the registrant is an accel-
erated filer (as defined in Exchange Act 12b-2). Yes  X  No
                                                     ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                    Outstanding at July 18, 2003
-------------------------         -------------------------------
Limited Partnership Units                 28,705,246 Units

                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                                 Page No.
Part I. Financial Information


Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Income                    1
        (unaudited) for the three months and six months ended June 30, 2003 and 2002

       Condensed Consolidated Balance Sheets (unaudited)              2
        June 30, 2003 and December 31, 2002

       Condensed Consolidated Statements of Cash Flows                3
        (unaudited) for the three months and six months ended 30, 2003 and 2002

       Notes to Condensed Consolidated Financial Statements          4-10

Item 2.Management's Discussion and Analysis                         11-19
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures                      19
        about Market Risk

Item 4. Controls and Procedures                                       19


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                             20


Part I. Financial Information


Item 1.     Condensed Consolidated Financial Statements



                          Buckeye Partners, L.P.
                Condensed Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


Three Months Ended                                          Six Months Ended
     June 30,                                                   June 30,
------------------                                         ------------------
 2003      2002                                              2003       2002
 ----      ----                                              ----       ----

$66,997   $61,061   Revenue                                $132,824   $117,952
-------   -------                                          --------   --------

                    Costs and expenses
 32,638    28,019    Operating expenses                      64,767     53,957
  5,483     5,136    Depreciation and amortization           10,978     10,283
  3,412     3,242    General and administrative expenses      6,811      7,001
-------   -------                                          --------   --------
 41,533    36,397     Total costs and expenses               82,556     71,241
-------   -------                                          --------   --------

 25,464    24,664   Operating income                         50,268     46,711
-------   -------                                          --------   --------

                    Other income (expenses)
    629       151    Investment income                        1,132        689
 (4,864)   (5,337)   Interest and debt expense              (10,096)   (10,577)
 (3,671)   (2,969)   Minority interests and other            (7,019)    (5,889)
-------   -------                                          --------   --------
 (7,906)   (8,155)    Total other income (expenses)         (15,983)   (15,777)
-------   -------                                          --------   --------

$17,558   $16,509   Net income                             $ 34,285   $ 30,934
=======   =======                                          ========   ========

                    Net income allocated to General
$   148   $   148    Partner                               $    295   $    278

                    Net income allocated to Limited
$17,410   $16,361    Partners                              $ 33,990   $ 30,656

                    Earnings per Partnership Unit - basic:
                     Net income allocated to General
                      and Limited Partners per
$  0.61   $  0.61     Partnership Unit                     $   1.21   $   1.14
=======   =======                                           =======    =======

                     Earnings per Partnership Unit -
                     assuming dilution:
                      Net income allocated to General
		               and Limited Partners per
$   0.61   $  0.61     Partnership Unit                    $   1.21   $   1.14
========   =======                                         ========   ========


See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                 Condensed Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)

                                                  June 30,    December 31,
                                                    2003         2002
                                                    ----         ----
Assets
 Current assets
  Cash and cash equivalents                      $ 11,554      $ 11,208
  Trade receivables                                16,915        17,203
  Inventories                                       9,387         8,424
  Prepaid and other current assets                 10,555         7,007
                                                 --------      --------
   Total current assets                            48,411        43,842

  Property, plant and equipment, net              737,463       727,450
  Goodwill                                         11,355        11,355
  Other non-current assets                         70,259        73,524
                                                 --------      --------
    Total assets                                 $867,488      $856,171
                                                 ========      ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                               $  5,738      $  8,062
  Accrued and other current liabilities            23,137        22,688
                                                 --------      --------
   Total current liabilities                       28,875        30,750

 Long-term debt                                   357,000       405,000
 Minority interests                                17,997         3,498
 Other non-current liabilities                     45,767        59,491
                                                 --------      --------
  Total liabilities                               449,639       498,739
                                                 --------      --------

 Commitments and contingent liabilities                 -             -

 Partners' capital
  General Partner                                   2,857         2,870
  Limited Partners                                416,394       355,475
  Receivable from exercise of options              (1,050)         (913)
  Accumulated other comprehensive income             (352)            -
                                                 --------      --------
   Total partners' capital                        417,849       357,432
                                                 --------      --------
    Total liabilities and partners'
     capital                                     $867,488      $856,171
                                                 ========      ========

See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                   ----------------------
                                                     2003          2002
                                                     ----          ----
Cash flows from operating activities:
 Net income                                        $ 34,285      $ 30,934
                                                   --------      --------

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                      10,978        10,283
  Minority interests                                    651           468
  Change in assets and liabilities,
   net of acquisitions:
    Trade receivables                                   288        (1,638)
    Inventories                                        (963)         (588)
    Prepaid and other current assets                 (3,548)       (1,000)
    Accounts payable                                 (2,324)       (3,826)
    Accrued and other current liabilities               449         2,425
    Other non-current assets                            797          (775)
    Other non-current liabilities                     1,182           180
                                                   --------      --------
      Total adjustments from operating
       activities                                     7,510         5,529
                                                   --------      --------

Net cash provided by operating activities            41,795        36,463
                                                   --------      --------

Cash flows from investing activities:
 Capital expenditures                               (18,313)      (11,968)
 Net expenditures for disposal
  of property, plant and equipment                     (210)         (172)
                                                   --------      --------
   Net cash used in investing activities            (18,523)      (12,140)
                                                   --------      --------

Cash flows from financing activities:
 Net proceeds from issuance of Partnership Units     59,920             -
 Proceeds from exercise of unit options                 280           340
 Distributions to minority interests                 (1,410)         (397)
 Proceeds from issuance of long-term debt            24,000        10,000
 Payment of long-term debt                          (72,000)            -
 Paid-in capital related to pipeline project          1,736             -
 Distributions to Unitholders                       (35,452)      (33,959)
                                                   --------      --------
      Net cash used in financing activities         (22,926)      (24,016)
                                                   --------      --------

Net increase in cash and cash equivalents               346           307
Cash and cash equivalents at beginning of period     11,208        12,946
                                                   --------      --------
Cash and cash equivalents at end of period         $ 11,554      $ 13,253
                                                   ========      ========

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                       $ 10,337      $ 10,372

 Capitalized interest                              $    133      $    224

Non cash change in assets and liabilities:
 Minimum pension liability                         $   (352)     $      -

See notes to consolidated financial statements.



                   BUCKEYE PARTNERS, L.P.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

1.BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2002 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

2. SEGMENT INFORMATION

During the three and six month periods ended June 30, 2003 and 2002, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other transportation segment revenues are received from storage and terminal throughput services of refined petroleum products and contract operation of petrochemical pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

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

4. LONG-TERM DEBT

As of June 30, 2003, Buckeye Pipe Line Company, L.P. had $240.0 million of Senior Notes outstanding. The Senior Notes are scheduled to mature in the period 2020 to 2024 and bear interest from 6.89 percent to 6.98 percent.

The Partnership has a $277.5 million Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank that expires in September 2006 and an $85.0 million 364-day Revolving Credit Agreement with another syndicate of banks also led by SunTrust Bank that expires in September 2003 (the "Credit
Facilities"). Together, the Credit Facilities permit borrowings up to a maximum of $362.5 million subject to certain limitations contained in the Credit Facilities. Borrowings bear interest at SunTrust Bank's base rate or at a rate based on the London Interbank Offered Rate ("LIBOR") at the option of the Partnership. At June 30, 2003, the Partnership had borrowed $117 million under the Credit Facilities at a weighted average LIBOR pricing option rate of 2.31 percent.

The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a) limit outstanding indebtedness of the Partnership based on certain financial ratios contained in the Credit Facilities, (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property that is material to its operations and (d) limit consolidations, mergers and asset transfers by the Partnership. At June 30, 2003, the Partnership was in compliance with the covenants contained in the Credit Facilities.

The fair value of the Partnership's debt is estimated to be $397 million and $429 million as of June 30, 2003 and December 31, 2002, respectively. The values at June 30, 2003 and December 31, 2002 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

On July 7, 2003, the Partnership sold $300 million aggregate principal of 4.625% senior unsecured notes due July 15, 2013 in an underwritten public offering. Proceeds from the note offering after underwriters' fees and expenses were approximately $296.1 million. The Partnership used a portion of the proceeds to fully repay the outstanding indebtedness under the Credit Facilities.

5.     PARTNERS' CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

     Partners' capital consists of the following:


                                                    Receivable     Accumulated
                                                       from           Other
                              General   Limited      Exercise     Comprehensive
                              Partner   Partners    of Options       Income         Total
                              -------   --------    ----------    -------------     -----

                                                   (In thousands)
 Partners' Capital - 1/1/03    $2,870   $355,475     $  (913)         $   -        $357,432
 Net income                       295     33,990           -              -          34,285
 Distributions                   (308)   (35,144)          -              -         (35,452)
 Net proceeds from
  issuance of 1,750,000
  Limited Partnership Units         -     59,920           -              -          59,920
 Paid-in capital related to
  pipeline project                  -      1,736           -              -           1,736
 Net change in receivable
  from exercise of options          -          -        (137)             -            (137)
 Exercise of unit options           -        417           -              -             417
 Minimum pension liability          -          -           -           (352)           (352)
                               ------   --------     -------          -----        --------
 Partners' Capital - 6/30/03   $2,857   $416,394     $(1,050)         $(352)       $417,849
                               ======   ========     =======          =====        ========

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and six month periods ended June 30:


                                        Three Months Ended June 30,
                            -------------------------------------------------
                                     2003                       2002
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $17,558                   $16,509
                            -------                   -------
 Basic earnings per
  Partnership Unit           17,558   28,948   $0.61   16,509   27,169   $0.61

 Effect of dilutive
  securities - options            -       52       -        -       53       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $17,558   29,000   $0.61  $16,509   27,222   $0.61
                            =======   ======   =====  =======   ======   =====


                                        Six months Ended June 30,
                            -------------------------------------------------
                                     2003                       2002
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $34,285                   $30,934
                            -------                   -------

 Basic earnings per
  Partnership Unit           34,285   28,384   $1.21   30,934   27,168   $1.14

 Effect of dilutive
  securities - options            -       53       -        -       57       -
                            -------   ------   -----   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $34,285   28,437   $1.21  $30,934   27,225   $1.14
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

On July 24, 2003, the Partnership declared a cash distribution of $0.6375 per unit payable on August 29, 2003 to Unitholders of record on August 5, 2003. The total distribution will amount to approximately $18,455,000.

7. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $3,489,000 and $4,478,000 due to the General Partner for payroll and other reimbursable costs at June 30, 2003 and December 31, 2002, respectively.

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

If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the proforma amounts below:

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                      2003      2002          2003      2002
                                      ----      ----          ----      ----
                                     (in thousands, except per unit amounts)
Net income as reported              $17,558   $16,509       $34,285   $30,934

Stock-based employee
 compensation cost
 included in net income                   -         -             -         2

Stock-based employee
 compensation cost that
 would have been included
 in net income under the
 fair value method                      (66)      (53)         (116)      (92)
                                    -------   -------       -------   -------
Pro forma net income
 as if the fair value
 method had been applied
 to all awards                      $17,492   $16,456       $34,169   $30,844
                                    =======   =======       =======   =======

Basic earnings per unit:
 As reported                          $0.61     $0.61         $1.21     $1.14
 Pro forma                            $0.60     $0.61         $1.20     $1.14

Diluted earnings per unit:
 As reported                          $0.61     $0.61         $1.21     $1.14
 Pro forma                            $0.60     $0.60         $1.20     $1.13


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

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Partnership does not anticipate that the provisions of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activity". SFAS No. 149 amends certain provisions related to Statement No. 133, and is generally effective for transactions entered into after June 30, 2003. The Partnership does not expect the adoption of SFAS No. 149 to have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2003 the Emerging Issues Task Force (EITF) of the FASB issued Consensus No. 01-8 "Determining Whether an Arrangement Contains a Lease." Consensus No. 01-8 establishes criteria for determining when certain contracts, or portions of contracts, should be subject to the provisions of SFAS No. 13 - "Accounting for Leases" and related pronouncements. EITF Consensus No. 01-8 generally is effective for arrangements entered into or modified after May 28, 2003. The Partnership does not believe that the adoption of EITF Consensus No. 01-8 will have a material effect on its financial condition or results of operations.

10.  SUBSEQUENT EVENT

On July 23, 2003, the Partnership and certain affiliates of The Williams Companies, Inc. entered into a definitive purchase agreement pursuant to which the Partnership will purchase an aggregate 20 percent partnership interest in the West Texas LPG Pipeline Limited Partnership ("WTP") for $28.5 million. WTP owns and operates a pipeline system that delivers natural gas liquids to Mont Belvieu, Texas for fractionation. The natural gas liquids are delivered to the WTP pipeline system from the Rocky Mountain area via connecting pipelines and from gathering fields located in West and Central Texas. The majority owner and operator of WTP are affiliates of Chevron Pipeline Company. The transaction is scheduled to close in August 2003.

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

The Partnership is also engaged, through Buckeye Pipe Line Holdings, L.P. ("BPH"), Buckeye Terminals, LLC ("BT") and Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"), in the terminalling and storage of petroleum products and in the lease and contract operation of pipelines for third parties. Revenues for the quarters ended June 30, 2003 and 2002 were as follows:

                                                Revenues
                                             (in thousands)
                                          --------------------
                                           Three Months Ended
                                               June 30,
                                             ------------
                                           2003        2002
                                           ----        ----
   Pipeline transportation                $56,193     $53,166
   Terminalling, storage and rentals        6,821       5,138
   Contract operations                      3,983       2,757
                                          -------     -------
   Total                                  $66,997     $61,061
                                          =======     =======

Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation.

Total revenue for the quarter ended June 30, 2003 was $67.0 million, $5.9 million, or 9.7 percent, greater than revenue of $61.1 million in the same period of 2002. Revenue from pipeline transportation was $56.2 million in the second three months of 2003 compared to $53.2 million in the second three months of 2002. The $3.0 million increase in pipeline transportation revenue is primarily due to increased gasoline shipments and higher average tariff rates as a result of tariff rate adjustments instituted on July 1, 2002 and May 1, 2003. Volumes delivered during the second quarter 2003 averaged 1,103,000 barrels per day, 1,700 barrels per day, or 0.2 percent, less than volumes of 1,104,700 barrels per day delivered during the second quarter of 2002.

Revenue from the transportation of gasoline of $32.2 million increased by $2.5 million, or 8.4 percent, from the second three months of 2002. Total gasoline volumes of 600,500 barrels per day in the second three months of 2003 were 23,700 barrels per day, or 4.1 percent, greater than second quarter 2002 volumes of 576,800 barrels per day. In the East, gasoline volumes of 284,500 barrels per day were approximately 19,800 barrels per day, or 7.5 percent, greater than second quarter 2002 volumes. The increase was primarily due to greater deliveries to the upstate New York and Pittsburgh, Pennsylvania areas. In the Midwest, gasoline volumes of 164,100 barrels per day were 300 barrels per day, or 0.2 percent, less than gasoline volumes delivered during the second quarter of 2002. Increases in deliveries of approximately 4,400 barrels per day to the Detroit, Michigan area were offset by declines in deliveries to the Bay City, Michigan and Cleveland Ohio areas. In addition, approximately 2,200 barrels per day that were delivered to the Pittsburgh, Pennsylvania area from the Midwest in the second three months of 2002 were supplied from the East in the second three months of 2003. Long Island System gasoline volumes of 113,500 barrels per day increased by 2,100 barrels per day, or 1.9 percent, from deliveries in the second quarter of 2002. On the Jet Lines system, gasoline volumes of 16,600 barrels per day were 2,900 barrels per day, or 14.7 percent, less than volumes in the second quarter of 2002 due to lower gasoline transportation demand in the Hartford, Connecticut area. On the Norco Pipe Line Company, LLC ("Norco") system, gasoline volumes of 21,800 barrels per day were 3,900 barrels per day, or 21.5 percent, greater than volumes delivered during the second quarter 2002.

Revenue from the transportation of distillate of $12.7 million decreased by $0.3 million, or 2.3 percent, from second quarter 2002 levels. Total volumes of 232,000 barrels per day in the second three months of 2003 were 9,800 barrels per day, or 4.1 percent, less than second quarter 2002 distillate volumes of 241,800 barrels per day. In the East, distillate volumes of 121,000 barrels per day were approximately 6,100 barrels per day, or 4.8 percent, less than second quarter 2002 volumes. In the Midwest, distillate volumes of 73,800 barrels per day were 3,700 barrels per day, or 5.2 percent, greater than volumes delivered during the second quarter of 2002. Long Island System distillate volumes of 13,600 barrels per day were 200 barrels per day, or 1.7 percent, less than volumes delivered during the second quarter of 2002. On the Jet Lines system, distillate volumes of 15,000 barrels per day were 1,800 barrels per day, or 10.4 percent, less than second quarter 2002 volumes. Norco distillate volumes were 5,700 barrels per day, or 39.8 percent, less than second quarter 2002 volumes due to the loss of a pipeline customer that entered into a product exchange with a local refiner.

Revenue from the transportation of jet fuel of $9.4 million increased by $0.3 million, or 3.3 percent, from second quarter 2002 levels. Total jet fuel volumes of 241,200 barrels per day in the second three months of 2003 were 8,400 barrels per day, or 3.4 percent, less than second quarter 2002 jet fuel volumes of 249,600 barrels per day. Deliveries to the New York City airports (LaGuardia, JFK and Newark) decreased by 5,900 barrels per day, or 4.6 percent. Deliveries to Pittsburgh International Airport were 3,000 barrels per day, or 27.9 percent, less than second quarter 2002 deliveries due to schedule reductions by U.S. Airways. Deliveries to Miami International Airport were 2,100 barrels per day, or 4.2 percent, less than second quarter 2002 levels. WesPac's jet fuel volumes of 11,400 barrels per day approximated 2002 levels.

Terminalling, storage and rental revenues of $6.8 million for the three months ended June 30, 2003 increased by $1.7 million from the comparable period in 2002. Approximately $1.5 million of this increase reflects lease revenue with respect to a 90-mile crude butadiene pipeline that was completed in March 2003. Approximately $520,000 of this lease revenue was distributed to minority interest partners in the pipeline project during the second quarter 2003. Although the pipeline was completed in March 2003 and neither the pipeline nor the chemical plant that it serves are currently in operation, lease payments commenced as of January 1, 2003. The crude butadiene pipeline originates at a Shell Chemicals, L.P. facility in Deer Park, Texas and terminates at a chemical plant owned by Sabina Petrochemicals, LLC in Port Arthur, Texas. Subsidiaries of BGC hold an approximate 63% interest in two partnerships (the "Pipeline Partnerships") that own the pipeline. Two petrochemical companies own the remaining 37% minority interest in the Pipeline Partnerships. Concurrent with the completion of the pipeline, advances from the two minority interest partners were reclassified from noncurrent liabilities on the Partnership's balance sheet to minority interest. The Pipeline Partnerships have entered into a long-term agreement with Sabina Petrochemicals, LLC to provide pipeline transportation throughput services. Separately, BGC entered into an agreement to operate and maintain the pipeline for the Pipeline Partnerships.

Contract operations services revenues of $4.0 million for the three months ended June 30, 2003 increased by $1.2 million compared to the second quarter of 2002. The increase in contract services revenues was due to increased operations services provided by BGC as a result of additional contracts obtained during 2002, as well as the commencement of the crude butadiene pipeline operation and maintenance agreement as of January 1, 2003. Contract operations revenues typically consist of costs reimbursable under the contracts plus an operator's fee. Accordingly, revenues from these operations carry a lower gross profit margin than revenues from pipeline transportation or terminalling, storage and rentals.

The Partnership's costs and expenses for the second three months of 2003 were $41.5 million compared to $36.4 million for the second three months of 2002. BGC's costs and expenses increased by $0.6 million over second quarter 2002 as a result of additional contract services provided. Other increases of $4.5 million are primarily related to increases in power costs, the increased use of outside services, increases in property taxes and insurance, and general wage and employee benefit cost increases.

Other income and expense for the second three months of 2003 was a net cost of $7.9 million compared to $8.2 million for the second three months of 2002. The decrease is primarily due to decreases in interest expense offset by increased minority interest and other expense, which includes increased incentive payments due to the general partner and additional minority interest expense related to the 90-mile crude butadiene pipeline.

First Six Months

Revenues  for  the  six  months ended June 30,  2003 and 2002 were as follows:

                                                Revenues
                                             (in thousands)
                                          --------------------
                                            Six Months Ended
                                               June 30,
                                             ------------
                                           2003        2002
                                           ----        ----
   Pipeline transportation               $111,206    $103,024
   Terminalling, storage and rentals       13,337       9,615
   Contract operations                      8,281       5,313
                                         --------    --------
   Total                                 $132,824    $117,952
                                         ========    ========


Total revenue for the six months ended June 30, 2003 was $132.8 million, $14.8 million, or 12.6 percent, greater than revenue of $118.0 million in the same period of 2002. Revenue from pipeline transportation was $111.2 million in the first six months of 2003 compared to $103.0 million in the first six months of 2002. The $8.2 million increase in pipeline transportation revenue is primarily due to increased gasoline and distillate shipments, and higher average tariff rates as a result of tariff rate adjustments instituted on July 1, 2002 and May 1, 2003. Volumes delivered during the first six months 2003 averaged 1,113,000 barrels per day, 30,200 barrels per day, or 2.8 percent, greater than volumes of 1,081,100 barrels per day delivered during the first six months of 2002.

Revenue from the transportation of gasoline of $58.5 million increased by $3.4 million, or 6.2 percent, from the first six months of 2002. Total gasoline volumes of 564,900 barrels per day in the first six months of 2003 were 18,400 barrels per day, or 3.4 percent, greater than first six months 2002 volumes of 546,500 barrels per day. In the East, gasoline volumes of 256,500 barrels per day were approximately 17,200 barrels per day, or 7.2 percent, greater than first six months 2002 volumes. The increase was primarily due to greater deliveries to the upstate New York and Pittsburgh, Pennsylvania areas. In the Midwest, gasoline volumes of 159,900 barrels per day were 600 barrels per day, or 0.4 percent, less than gasoline volumes delivered during the first six months of 2002. Approximately 3,200 barrels per day that were delivered to the Pittsburgh, Pennsylvania area from the Midwest in the first six months of 2002 were supplied from the East in the first six months of 2003. Long Island System gasoline volumes of 112,900 barrels per day were up 2,600 barrels per day, or 2.4 percent, from deliveries in the first six months of 2002. On the Jet Lines system, gasoline volumes of 16,300 barrels per day were 3,300 barrels per day, or 16.5 percent, less than volumes in the first six months of 2002 due to lower gasoline transportation demand in the Hartford, Connecticut area. On the Norco system, gasoline volumes of 19,200 barrels per day were 1,600 barrels per day, or 9.1 percent, greater than volumes delivered during the first six months 2002.

Revenue from the transportation of distillate of $29.8 million increased by $1.9 million, or 6.8 percent, from first six months 2002 levels. Total volumes of 276,500 barrels per day in the first six months of 2003 were 13,000 barrels per day, or 4.9 percent, greater than first six months 2002 distillate volumes of 263,500 barrels per day. In the East, distillate volumes of 145,900 barrels per day were approximately 8,000 barrels per day, or 5.8 percent, greater than first six months 2002 volumes. In the Midwest, distillate volumes of 74,000 barrels per day were 6,200 barrels per day, or 9.1 percent, greater than volumes delivered during the first six months of 2002. Long Island System distillate volumes of 22,500 barrels per day were 1,800 barrels per day, or 8.7 percent, greater than volumes delivered during the first six months of 2002. On the Jet Lines system, distillate volumes of 26,000 barrels per day were 4,000 barrels per day, or 18.4 percent, greater than first six months 2002 volumes. Norco distillate volumes were 8,100 barrels per day, or
46.7 percent, less than the first six months 2002 volumes due to the loss of a pipeline customer that entered into a product exchange with a local refiner. With the exception of Norco, distillate volume increases are due to greater heating fuel requirements in response to significantly colder winter temperatures during the first quarter of 2003.

Revenue from the transportation of jet fuel of $18.9 million increased by $1.3 million, or 7.3 percent, from the first six months 2002 levels. Total jet fuel volumes of 246,200 barrels per day in the first six months of 2003 were 4,200 barrels per day, or 1.7 percent, greater than first six months 2002 jet fuel volumes of 242,000 barrels per day. Deliveries to the New York City airports (LaGuardia, JFK and Newark) increased by 500 barrels per day, or 0.4 percent. Deliveries to Pittsburgh International Airport were 1,700 barrels per day, or
16.9 percent, less than first six months 2002 deliveries due to schedule reductions by U.S. Airways. Deliveries to Miami International Airport were 1,500 barrels per day, or 2.9 percent, less than first six months 2002 levels. Turbine fuel deliveries to the Detroit area increased by 5,500 barrels per day, or 33.7 percent, over 2002 levels due to delivery problems at a competing pipeline carrier. WesPac's jet fuel volumes of 11,300 barrels per day approximated first six months 2002 levels.

Terminalling, storage and rental revenues of $13.3 million for the six months ended June 30, 2003 increased by $3.7 million from the comparable period in 2002. Approximately $3.0 million of this increase reflects lease revenue with respect to the 90-mile crude butadiene pipeline. Approximately $1,054,000 of this lease revenue was distributed to minority interest partners in the pipeline project during the first six months 2003.

Contract operations services revenues of $8.3 million for the six months ended June 30, 2003 increased by $3.0 million compared to the first six months of 2002. The increase in contract services revenues was due to increased operations services provided by BGC as a result of additional contracts obtained during 2002, as well as the commencement of the crude butadiene pipeline operation and maintenance agreement as of January 1, 2003.

The Partnership's costs and expenses for the first six months of 2003 were $82.6 million compared to $71.2 million for the first six months of 2002. BGC's costs and expenses increased by $2.4 million over first six months 2002 as a result of additional contract services provided. Other increases of $9.0 million are primarily related to increases in power costs, the increased use of outside services, increases in property taxes and insurance, and general wage and employee benefit cost increases. Additionally, a casualty loss recovery payment of approximately $0.5 million received in the first quarter of 2002 did not recur in the first quarter of 2003.

Other income and expense for the first six months of 2003 was a net cost of $16.0 million compared to $15.8 million for the first six months of 2002. The $0.2 million increase is primarily due to increased incentive payments to the general partner and additional minority interest expense related to the 90-mile crude butadiene pipeline. These increases were partially offset by declines in interest expense and an increase in investment income.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at June 30, 2003 and December 31, 2002 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                    As of
                                            -----------------------
                                            6/30/03        12/31/02
                                            -------        --------

Current ratio (1)                           1.7 to 1       1.4 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                        1.0 to 1       0.9 to 1
Working  capital  - in thousands (2)         $19,536        $13,092
Ratio of total debt to total capital (3)    .46 to 1       .53 to 1
Book value (per Unit) (4)                     $14.43         $13.15


(1)  current assets divided by current liabilities
(2)  current assets minus current liabilities
(3) long-term debt divided by long-term debt plus total partners' capital
(4) total partners' capital divided by Units outstanding at the end of the period.

The Partnership's principal sources of liquidity typically are cash from operations and borrowings under its revolving credit facilities. The Partnership's principal uses of cash are capital expenditures, investments and acquisitions, operating expenses and distributions to Unitholders. On February 28, 2003, the Partnership sold 1,750,000 limited partnership units in an underwritten public offering. On July 7, 2003, the Partnership sold $300 million aggregate principal amount of 4.625% senior unsecured notes due July 15, 2013. The Partnership received net proceeds of approximately $59.9 million in the equity offering and $296.1 million in the debt offering.

Cash Flows from Operations

Cash flows from operations were $41.8 million for the first six months of 2003 compared to $36.5 million for the first six months of 2002. Net income for the first six months of 2003 and 2002 was $34.3 million and $30.9 million, respectively . Changes in current assets and liabilities resulted in a net use of cash of $6.1 million for the first six months of 2003 compared to a net cash use of $4.6 million for the first six months of 2002. For the first six months of 2002 and 2003, increases in prepaid and other assets were coupled with declines in accounts payable, partially offset by increases in accrued and other current liabilities. Changes in other non-current assets and liabilities resulted in a net cash source of $2.0 million for the first six months of 2003 compared to a net cash use of $0.6 million for the first six months of 2002.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $18.5 million in the first six months of 2003 compared to $12.1 million in the comparable period last year. Substantially all of the first six months of 2003 and 2002 investing activities relate to capital expenditures. Capital expenditures in 2003 include the Partnership purchase of a terminal in Utica, New York for approximately $1.1 million. The Partnership made no acquisitions in either six month period.

Cash Flows from Financing Activities

On February 28, 2003, the Partnership sold 1,750,000 LP units in an underwritten public offering. Net proceeds to the Partnership, after underwriters' discount of $1.62 per LP unit and offering costs were, approximately $59.9 million. The net proceeds from the offering were used to reduce amounts outstanding under the Partnership's $277.5 million Revolving Credit Agreement.

The Partnership has a $277.5 million Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank that expires in September 2006 and an $85.0 million 364-day Revolving Credit Agreement with another syndicate of banks also led by SunTrust Bank that expires in September 2003. Together, the Credit Facilities permit borrowings up to a maximum of $362.5 million subject to certain limitations contained in the Credit Facilities. Borrowings bear interest at SunTrust Bank's base rate or at a rate based on LIBOR at the option of the Partnership. At June 30, 2003, the Partnership had borrowed $117 million under the Credit Facilities at a weighted average LIBOR pricing option rate of 2.31 percent.

The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a) limit outstanding indebtedness of the Partnership based on certain financial ratios contained in the Credit Facilities, (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property that is material to its operations and (d) limit consolidations, mergers and asset transfers by the Partnership. At June 30, 2003, the Partnership was in compliance with the covenants contained in the Credit Facilities.

On July 7, 2003, the Partnership sold $300 million aggregate principal amount of 4.625% senior unsecured notes due July 15, 2013 in an underwritten public offering. Proceeds from the note offering after underwriters' fees and expenses were approximately $296.1 million. The Partnership used a portion of the proceeds to fully repay the outstanding indebtedness under the Credit Facilities.

On May 30, 2003, the Partnership paid a quarterly distribution to Unitholders of $0.6375 per unit. Total distributions were $18.5 million. On July 24, 2003, the Board of Directors of the General Partner declared a quarterly distribution of $0.6375 per unit to be payable on August 29, 2003 to Unitholders of record on August 5, 2003.

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

In  November  2002,  the  FASB  issued  Interpretation  No.   45  "Guarantor's
Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Partnership does not anticipate that the provisions of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activity". SFAS No. 149 amends certain provisions related to Statement No. 133, and is generally effective for transactions entered into after June 30, 2003. The Partnership does not expect the adoption of SFAS No. 149 to have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2003 the Emerging Issues Task Force (EITF) of the FASB issued Consensus No. 01-8 "Determining Whether an Arrangement Contains a Lease." Consensus No. 01-8 establishes criteria for determining when certain contracts, or portions of contracts, should be subject to the provisions of SFAS No. 13 - "Accounting for Leases" and related pronouncements. EITF Consensus No. 01-8 generally is effective for arrangements entered into or modified after May 28, 2003. The Partnership does not believe that the adoption of EITF Consensus No. 01-8 will have a material effect on its financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures  about  Market Risk

The Operating Partnerships generate revenue primarily from the transportation of refined petroleum products for third-party customers. Other than certain amounts of off-specification product generated in the ordinary course of pipeline operations, the Operating Partnerships do not own the product they transport, and, therefore, the Partnership is not exposed to fluctuation in commodity prices. As a result, the Partnership does not engage in hedge transactions to manage commodity price risk. The Partnership is also not engaged in any other type of energy trading or derivative activity.

The Partnership is exposed to interest rate risks resulting from changes in interest rates. Interest rate risk represents the risk of loss that may impact the Partnership's results of operations, consolidated financial position or operating cash flows. The Partnership is not exposed to any interest rate risk due to rate changes on its senior unsecured notes or Buckeye Pipe Line Company, L.P.'s fixed-rate Senior Notes but is exposed to interest rate risk related to the interest rate on its Credit Facilities.

Market Risk - Trading Instruments

The Partnership is not exposed to market risk from trading instruments.

Market Risk - Other than Trading Instruments

The Partnership has market risk exposure on its Credit Facilities due to its variable rate pricing that is based on the bank's base rate or at a rate based on LIBOR. At June 30, 2003, the Partnership had $117.0 million in outstanding debt under its Credit Facilities that was subject to market risk. A 1.0 percent increase or decrease in the applicable rate under the Credit Facilities will result in an interest expense fluctuation of approximately $1.1 million per year. As of December 31, 2002, the Partnership had $165.0 million in outstanding debt under the Credit Facilities that was subject to market risk. As of the date of this report, the Partnership has no debt outstanding under the Credit Facilities.

Item 4. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

   The General Partner's principal executive officer and its principal financial officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report, Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Partnership's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)   Change in Internal  Control over Financial Reporting.

   No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership's internal control over financial reporting.

                   Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

(b) Reports on Form 8-K

   On April 25, 2003, the Partnership filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the first quarter 2003.

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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                                By: Buckeye Pipe Line Company,
                                    as General Partner



Date: July 29, 2003             By: /s/  Steven C. Ramsey
      -------------                 ---------------------
                                   Steven C. Ramsey
                                    Senior Vice President, Finance
                                     and Chief Financial Officer
                                     (Principal  Accounting and
                                      Financial Officer)