Form 10-Q
period 2003-09-30
BUCKEYE PARTNERS L P
filed 2003-10-31
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2003 or

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
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate by check mark whether the registrant is an accel-
erated filer (as defined in Exchange Act 12b-2). Yes  X  No
                                                     ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                    Outstanding at October 20, 2003
-------------------------         -------------------------------
Limited Partnership Units                 28,712,646 Units

                     BUCKEYE PARTNERS, L.P.

                              INDEX




                                                                 Page No.
Part I. Financial Information


Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Income                    1
        (unaudited) for the three months and nine months ended September 30, 2003 and 2002

       Condensed Consolidated Balance Sheets (unaudited)              2
        September 30, 2003 and December 31, 2002

       Condensed Consolidated Statements of Cash Flows                3
        (unaudited) for the three months and nine months ended September 30, 2003 and 2002

       Notes to Condensed Consolidated Financial Statements          4-10

Item 2. Management's Discussion and Analysis                        11-21
        of Financial Condition and Results
        of Operations

Item 3. Quantitative and Qualitative Disclosures                      21
        about Market Risk

Item 4. Controls and Procedures                                       22


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                             22

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements


                          Buckeye Partners, L.P.
                Condensed Consolidated Statements of Income
                  (In thousands, except per Unit amounts)
                                (Unaudited)


 Three Months Ended                                          Nine Months Ended
   September 30,                                               September 30,
------------------                                         -------------------
  2003      2002                                              2003       2002
  ----      ----                                              ----       ----

$ 69,990   $63,582   Revenue                                $202,814   $181,534
--------   -------                                          --------   --------

                     Costs and expenses
  32,223    28,083    Operating expenses                      96,990     82,040
   5,935     5,136    Depreciation and amortization           16,913     15,419
   2,863     3,065    General and administrative expenses      9,674     10,066
--------   -------                                          --------   --------
  41,021    36,284     Total costs and expenses              123,577    107,525
--------   -------                                          --------   --------

  28,969    27,298   Operating income                         79,237     74,009
--------   -------                                          --------   --------

                     Other income (expenses)
   1,311       876    Investment income                        2,443      1,565
  (7,082)   (5,132)   Interest and debt expense              (17,178)   (15,709)
                      Premium paid on retirement of
 (45,464)        -     long-term debt                        (45,464)         -
  (3,597)   (3,008)   Minority interests and other           (10,616)    (8,897)
--------   -------                                          --------   --------
 (54,832)   (7,264)    Total other income (expenses)         (70,815)   (23,041)
--------   -------                                          --------   --------

$(25,863)  $20,034   Net income (loss)                      $  8,422   $ 50,968
========   =======                                          ========   ========

                    Net income (loss) allocated to
$  (237)  $   180    General Partner                        $     58   $    458

                    Net income (loss) allocated to
$(25,626) $19,854    Limited Partners                       $  8,364   $ 50,510

                    Earnings (loss) per Partnership Unit
                    - basic:
                     Net income (loss) allocated to
                      General and Limited Partners per
$ (0.89)  $  0.74     Partnership Unit                      $   0.29   $   1.88
=======   =======                                            =======    =======

                     Earnings (loss) per Partnership Unit
                     - assuming dilution:
                      Net income (loss) allocated to
                       General and Limited Partners per
$  (0.89) $  0.74      Partnership Unit                     $   0.29   $   1.87
========  =======                                           ========   ========


See notes to consolidated financial statements.

                        Buckeye Partners, L.P.
                 Condensed Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)

                                                September 30, December 31,
                                                    2003         2002
                                                    ----         ----
Assets
 Current assets
  Cash and cash equivalents                      $ 19,447      $ 11,208
  Trade receivables                                14,307        17,203
  Inventories                                       9,905         8,424
  Prepaid and other current assets                 11,582         7,007
                                                 --------      --------
   Total current assets                            55,241        43,842

  Property, plant and equipment, net              742,504       727,450
  Goodwill                                         11,355        11,355
  Other non-current assets                        110,705        73,524
                                                 --------      --------
    Total assets                                 $919,805      $856,171
                                                 ========      ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                               $  6,073      $  8,062
  Accrued and other current liabilities            25,917        22,688
                                                 --------      --------
   Total current liabilities                       31,990        30,750

 Long-term debt                                   450,000       405,000
 Minority interests                                17,693         3,498
 Other non-current liabilities                     46,368        59,491
                                                 --------      --------
  Total liabilities                               546,051       498,739
                                                 --------      --------

 Commitments and contingent liabilities                 -             -

 Partners' capital
  General Partner                                   2,465         2,870
  Limited Partners                                372,669       355,475
  Receivable from exercise of options              (1,028)         (913)
  Accumulated other comprehensive income             (352)            -
                                                 --------      --------
   Total partners' capital                        373,754       357,432
                                                 --------      --------
    Total liabilities and partners'
     capital                                     $919,805      $856,171
                                                 ========      ========

See notes to condensed consolidated financial statements.


                        Buckeye Partners, L.P.
                 Consolidated Statements of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   ----------------------
                                                     2003          2002
                                                     ----          ----
Cash flows from operating activities:
 Net income                                        $  8,422      $ 50,968
                                                   --------      --------

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Premium on retirement of long term-debt            45,464             -
  Depreciation and amortization                      16,913        15,419
  Minority interests                                  2,008           715
  Change in assets and liabilities,
   net of acquisitions:
    Trade receivables                                 2,896          (836)
    Inventories                                      (1,481)         (640)
    Prepaid and other current assets                 (4,575)       (8,840)
    Accounts payable                                 (1,989)       (1,866)
    Accrued and other current liabilities             3,229        (2,387)
    Other non-current assets                            830          (948)
    Other non-current liabilities                     1,079           159
                                                   --------      --------
      Total adjustments from operating
       activities                                    64,374           776
                                                   --------      --------

Net cash provided by operating activities            72,796        51,744
                                                   --------      --------

Cash flows from investing activities:
 Capital expenditures                               (27,866)      (23,419)
 Investment in West Texas LPG Pipeline,
  Limited Partnership                               (28,500)            -
 Investment in West Shore Pipe Line Company          (7,488)            -
 Net expenditures for disposal
  of property, plant and equipment                     (393)         (651)
                                                   --------      --------
   Net cash used in investing activities            (64,247)      (24,070)
                                                   --------      --------

Cash flows from financing activities:
 Net proceeds from issuance of Partnership Units     59,936             -
 Proceeds from exercise of unit options                 490           387
 Distributions to minority interests                 (2,367)         (596)
 Proceeds from issuance of long-term debt           474,000        34,000
 Payment of long-term debt                         (429,000)            -
 Premium paid on retirement of long-term debt       (45,464)            -
 Payment of debt issuance fees                       (5,731)            -
 Paid-in capital related to pipeline project          1,736             -
 Distributions to Unitholders                       (53,910)      (50,945)
                                                   --------      --------
      Net cash used in financing activities            (310)      (17,154)
                                                   --------      --------

Net increase in cash and cash equivalents             8,239        10,520
Cash and cash equivalents at beginning of period     11,208        12,946
                                                   --------      --------
Cash and cash equivalents at end of period         $ 19,447      $ 23,466
                                                   ========      ========

Supplemental cash flow information:
 Cash paid during the period for interest
 (net of amount capitalized)                       $ 14,269      $ 15,624

 Capitalized interest                              $    301      $    725

Non cash change in assets and liabilities:
 Minimum pension liability                         $   (352)     $      -

See notes to consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2002 is derived from audited financial state ments, include all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

2. SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2003 and 2002, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other transportation segment revenues are received from storage and terminal throughput services of refined petroleum products and contract operation of third-party pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

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

4. DEBT

During the three months ended September 30, 2003, the Partnership concluded several financing transactions. On July 7, 2003, the Partnership sold $300 million aggregate principal of its 4 5/8% Notes due 2013 in an underwritten public offering. Proceeds from the note offering, after underwriters' fees and expenses, were approximately $296.1 million.

On August 14, 2003, the Partnership sold $150 million aggregate principal of its 6 3/4% Notes due 2033 in a Rule 144A offering. Proceeds from the note offering, after underwriters' fees and expenses were approximately $147.6 million. Proceeds from these offerings were used in part to repay all amounts outstanding under the Partnership's 5-year Revolving Credit Agreement ($117 million at June 30, 2003) and to repay the Buckeye Pipe Line Company, L.P. $240 million Senior Notes, which were scheduled to mature in 2024. The amounts outstanding under the 5-year Revolving Credit Agreement were repaid on July 10, 2003 and the $240 Senior Notes were repaid on August 19, 2003.

In connection with the repayment of the $240 million Senior Notes, Buckeye Pipe Line Company, L.P. was required to pay a yield maintenance premium of $45.5 million to the holders of the Senior Notes. The yield maintenance premium has been charged to expense in the accompanying financial statements.

The Partnership has a $277.5 million Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank that expires in September 2006. In September 2003, the Partnership entered into a 364-day Revolving Credit Agreement for $100 million with another syndicate of banks also led by SunTrust Bank. The new agreement replaces the Partnership's $85 million 364-day agreement which was set to expire in September 2003. Together, the $277.5 million and $100 million agreements are referred to as the "Credit Facilities." At September 30, 2003, the Partnership had no amounts outstanding under the Credit Facilities.

The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a) limit outstanding indebtedness of the Partnership based on certain financial ratios contained in the Credit Facilities, (b) prohibit the Partnership from creating or incurring certain liens on its property (c) prohibit the Partnership from disposing of property that is material to its operations (d) limit consolidations, mergers and asset transfers by the Partnership. At September 30, 2003, the Partnership was in compliance with the covenants contained in the Credit Facilities.

The fair value of the Partnership's debt is estimated to be $437 million and $429 million as of September 30, 2003 and December 31, 2002, respectively. The values at September 30, 2003 and December 31, 2002 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

5. PARTNERS' CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners' capital consists of the following:


                                                    Receivable     Accumulated
                                                       from           Other
                              General   Limited      Exercise     Comprehensive
                              Partner   Partners    of Options       Income         Total
                              -------   --------    ----------    -------------     -----

                                                   (In thousands)
 Partners' Capital - 1/1/03    $2,870   $355,475     $  (913)         $   -        $357,432
 Net income                        58      8,364           -              -           8,422
 Distributions                   (463)   (53,447)          -              -         (53,910)
 Net proceeds from
  issuance of 1,750,000
  Limited Partnership Units         -     59,936           -              -          59,936
 Paid-in capital related to
  pipeline project                  -      1,736           -              -           1,736
 Net change in receivable
  from exercise of options          -          -        (115)             -            (115)
 Exercise of unit options           -        605           -              -             605
 Minimum pension liability          -          -           -           (352)           (352)
                               ------   --------     -------          -----        --------
 Partners' Capital - 9/30/03   $2,465   $372,669     $(1,028)         $(352)       $373,754
                               ======   ========     =======          =====        ========

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and nine month periods ended September 30:


                                     Three Months Ended September 30,
                            -------------------------------------------------
                                     2003                       2002
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income (loss) from
  continuing operations     $(25,863)                  $20,034
                            --------                   -------
 Basic earnings per
  Partnership Unit           (25,863)  28,953  $(0.89)  20,034   27,176   $0.74

 Effect of dilutive
  securities - options             -        -       -        -       48       -
                            --------   ------  ------   ------   ------   -----
 Diluted earnings per
  Partnership Unit          $(25,863)  28,953  $(0.89) $20,034   27,224   $0.74
                            ========   ======  ======  =======   ======   =====


                                      Nine months Ended September 30,
                            -------------------------------------------------
                                     2003                       2002
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $ 8,422                   $50,968
                            -------                   -------

 Basic earnings per
  Partnership Unit            8,422   28,576   $0.29   50,968   27,171   $ 1.88

 Effect of dilutive
  securities - options            -       55       -        -       54    (0.01)
                            -------   ------   -----   ------   ------   ------
 Diluted earnings per
  Partnership Unit          $ 8,422   28,631   $0.29  $50,968   27,225   $ 1.87
                            =======   ======   =====  =======   ======   ======


Options reported as dilutive securities are related to unexercised options outstanding under the Partnership's Unit Option Plan. Options were not included in calculating the Partnership's diluted loss per unit for the three months ended September 30, 2003 because the effect of the options would have been antidilutive.

6. CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On October 23, 2003, the Partnership declared a cash distribution of $0.6375 per unit payable on November 28, 2003 to Unitholders of record on November 5, 2003. The total distribution will amount to approximately $18,460,000.

7. RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $4,118,000 and $4,478,000 due to the General Partner for payroll and other reimbursable costs at September 30, 2003 and December 31, 2002, respectively.

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

If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the proforma amounts below:

                                   Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                      2003      2002          2003      2002
                                      ----      ----          ----      ----
                                     (in thousands, except per unit amounts)

Net income (loss) as reported      $(25,863)  $20,034       $ 8,422   $50,968

Stock-based employee
 compensation cost
 included in net income                   -         -             -         2

Stock-based employee
 compensation cost that
 would have been included
 in net income under the
 fair value method                      (68)      (54)         (182)     (146)
                                   --------   -------       -------   -------
Pro forma net income
 as if the fair value
 method had been applied
 to all awards                     $(25,931)  $19,980       $ 8,240   $50,824
                                   ========   =======       =======   =======

Basic earnings per unit:
 As reported                         $(0.89)    $0.74         $0.29     $1.88
 Pro forma                           $(0.90)    $0.74         $0.29     $1.87

Diluted earnings per unit:
 As reported                         $(0.89)    $0.74         $0.29     $1.87
 Pro forma                           $(0.90)    $0.73         $0.29     $1.87



9. ACQUISITIONS

On August 8, 2003, the Partnership acquired a 20 percent interest in West Texas LPG Pipeline, Limited Partnership ("WTP") for approximately $28.5 million. WTP owns and operates a pipeline system that delivers natural gas liquids to Mont Belvieu, Texas for fractionation. The natural gas liquids are delivered to the WTP pipeline system from the Rocky Mountain area via connecting pipelines and from gathering fields located in West and Central Texas. The majority owner and operator of WTP are affiliates of Chevron Texaco, Inc. The Partnership accounts for its interest in WTP using the equity method of accounting.

On September 30, 2003 the Partnership also invested $7.5 million to acquire an additional 2,340 shares, or 6.4 percent, of West Shore Pipe Line Company. The Partnership's ownership interest in West Shore now totals approximately 25 percent. The Partnership has determined that the equity method of accounting for its investment in West Shore is now appropriate, instead of the cost method previously used. The change from the cost to the equity method did not have a material effect on the financial statements of the Partnership.

10. ACCOUNTING PRONOUNCEMENTS

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

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 was effective for fiscal years beginning after December 31, 2002. As a result of the adoption of SFAS No. 145, the yield maintenance premium of $45.5 million paid in the third quarter 2003 has been recorded as other income (expense) in the accompanying financial statements rather than as an extraordinary item.

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

In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", SFAS 148 amended the implementation provisions of SFAS 123 and required changes in disclosures in financial statements. The provisions of SFAS 148 were applicable for years ending after December 15, 2002 except for certain quarterly disclosures, which were applicable for interim periods beginning after December 15, 2002. The Partnership has not changed its method of accounting for stock-based compensation and, therefore, is subject only to the revised disclosure provisions of SFAS 148. Such quarterly disclosures have been provided commencing in the first quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Partnership does not anticipate that the provisions of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activity". SFAS No. 149 amends certain provisions related to Statement No. 133, and is generally effective for transactions entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Partnership's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries' consolidated financial statements. The Partnership will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS No. 150 did not have a material impact on the Partnership's consolidated financial position or results of operations.

In May 2003 the Emerging Issues Task Force (EITF) of the FASB issued Consensus No. 01-8 "Determining Whether an Arrangement Contains a Lease." Consensus No. 01-8 establishes criteria for determining when certain contracts, or portions of contracts, should be subject to the provisions of SFAS No. 13 - "Accounting for Leases" and related pronouncements. EITF Consensus No. 01-8 generally is effective for arrangements entered into or modified in the first quarter beginning after May 28, 2003. The adoption of EITF Consensus No. 01-8 did not have a material effect on the Partnership's financial condition or results of operations.

11.  SUBSEQUENT EVENT

On October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution with respect to $100 million principal amount (the "notional amount") of its 4 5/8% Notes due 2013 (the "Notes"). The contract calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The Partnership entered into the agreement in order to hedge its fair value risk associated with a portion of the Notes. The agreement terminates on the maturity date of the Notes and interest amounts under the agreement are payable semiannually on the same date as interest payments on the Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge.


Item 2.  Management's Discussion and Analysis of  Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS

Overview

During the third quarter of 2003 the Partnership completed several financing transactions designed to improve its financial structure and expand its ability to grow through acquisitions and capital projects. These transactions improved the Partnership's financial profile by (1) reducing the Partnership's average cost of debt, (2) removing certain covenants contained in the $240 million Senior Notes which limited the Partnership's flexibility in expanding its business and (3) removing debt outstanding at the Operating Partnership level. Previously, the Partnership's debt obligations were effectively junior to the $240 million Senior Notes which were obligations of Buckeye Pipe Line Company, L.P., a subsidiary operating partnership.

On July 7, 2003, the Partnership sold $300 million aggregate principal of its 4 5/8% Notes due 2013 in an underwritten public offering. Proceeds from the note offering after underwriters' fees and expenses were approximately $296.1 million.

On August 14, 2003, the Partnership sold $150 million aggregate principal of its 6 3/4% Notes due 2033 in a Rule 144A offering. Proceeds from the note offering after fees and expenses were approximately $147.6 million. Proceeds from these offerings were used in part to repay all amounts outstanding under its 5-year Revolving Credit Agreement ($117 million at June 30, 2003) and to repay the Buckeye Pipe Line Company, L.P. $240 million Senior Notes, which were scheduled to mature in 2024.

In connection with the repayment of the $240 million Senior Notes, Buckeye Pipe Line Company, L.P. was required to pay a yield maintenance premium of $45.5 million to the holders of the Senior Notes. The yield maintenance premium has been charged to expense in the Partnership's consolidated financial statements.

In September 2003, the Partnership entered into 364-day Revolving Credit Agreement for $100 million with a syndicate of banks led by SunTrust Bank. The new agreement replaces the Partnership's $85 million 364-day agreement which was set to expire in September 2003. The 364-day facility, together with the Partnership's existing $277.5 million Revolving Credit Agreement expiring September 2005 (together, the "Credit Facilities") provide for up to $377.5 million of credit available to the Partnership.

On October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution with respect to $100 million principal amount (the "notional amount") of its 4 5/8% Notes due 2013 (the "Notes"). The contract calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The Partnership entered into the agreement in order to hedge its fair value risk associated with a portion of the Notes. The agreement terminates on the maturity date of the Notes and interest amounts under the agreement are payable semiannually on the same date as interest payments on the Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge. Based on LIBOR at the time of the transaction the Partnership will save $3.69 million per year compared to interest expense the Partnership would have incurred had the Partnership not entered into this transaction. Changes in LIBOR, however, will impact the interest rate expense incurred in connection with the interest rate swap.

During the three months ended September 30, 2003, the Partnership also invested approximately $36 million to acquire a 20 percent interest in West Texas LPG Pipe Line, L.P. and an additional 2,304 shares of West Shore Pipe Line Company. At September 30, 2003, the Partnership owns approximately 25 percent of the shares of West Shore.

After the $45.5 million charge relating to the payment of the yield maintenance premium associated with the $240 million Senior Notes, the Partnership had a net loss of $25.9 million, or $0.89 per unit, for the third quarter of 2003. The Partnership's net income before the yield maintenance premium was $19.6 million, or $0.68 per unit, compared to net income of $20.0 million, or $0.74 per unit, last year. For the nine months ended September 30, 2003, the Partnership had net income of $8.4 million, or $0.29 per unit. The Partnership's net income before the yield maintenance premium for the nine months ended September 30, 2003 was $53.9 million, or $1.89 per unit compared to $51.0 million, or $1.88 per unit, in the nine months ended September 30, 2002.

To supplement its financial statements presented in accordance with generally accepted accounting principles ("GAAP"), the Partnership has presented the measure of "net income before the yield maintenance premium" to enhance the user's overall understanding of the Partnership's current financial performance. Specifically, the Partnership believes that the presentation of net income before the yield maintenance premium provides useful information to both management and investors by allowing a meaningful comparison of the Partnership's current operating results (which were impacted by the payment of the $45.5 million yield maintenance premium) and the operating results of prior periods (which were not impacted by the yield maintenance premium). The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Third Quarter

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

Revenues for the quarters ended September 30, 2003 and 2002 were as follows:


                                              Revenues
                                           (in thousands)
                                         Three Months Ended
                                            September 30,
                                         ------------------
                                           2003        2002
                                           ----        ----

   Pipeline transportation               $58,809     $54,870
   Terminalling, storage and rentals       6,728       4,597
   Contract operations                     4,453       4,115
                                         -------     -------
    Total                                $69,990     $63,582
                                         =======     =======

Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation.

Total revenue for the quarter ended September 30, 2003 was $70.0 million, $6.4 million, or 10.1 percent, greater than revenue of $63.6 million in the same period of 2002. Revenue from pipeline transportation was $58.8 million for the three months ended September 30, 2003 compared to $54.9 million for the three months ended September 30, 2002. The $3.9 million increase in pipeline transportation revenue is primarily due to increased distillate and gasoline shipments and higher average tariff rates as a result of a tariff rate adjustment instituted on May 1, 2003. Volumes delivered during the third quarter 2003 averaged 1,161,600 barrels per day, 55,400 barrels per day, or
5.0 percent, greater than volumes of 1,106,200 barrels per day delivered during the third quarter of 2002. During the third quarter 2002, revenue was negatively impacted by approximately $0.7 million due to billing adjustments to certain customers for tariffs that were applied during the first six months of 2002. Refunds or, in some cases, additional billings, were issued in the third quarter of 2002 to adjust for the incorrect tariffs. None of the tariff adjustments related to periods prior to January 1, 2002.

Revenue from the transportation of gasoline of $33.2 million increased by $2.4 million, or 7.8 percent, from the third quarter of 2002. Total gasoline volumes of 620,440 barrels per day for the third quarter of 2003 were 41,600 barrels per day, or 7.2 percent, greater than third quarter 2002 volumes of 578,800 barrels per day. In the East, gasoline volumes of 279,800 barrels per day were approximately 15,100 barrels per day, or 5.7 percent, greater than third quarter 2002 volumes. The increase was primarily due to greater deliveries to the upstate New York and the Pittsburgh and Sinking Spring, Pennsylvania areas. In the Midwest, gasoline volumes of 183,500 barrels per day were 16,700 barrels per day, or 10.0 percent, greater than gasoline volumes delivered during the third quarter of 2002. Increases in deliveries to the Detroit, Michigan area doubled while deliveries to the Cleveland, Ohio area increased by 38.2 percent. The increases were partially offset by declines in demand in the Bay City and Flint, Michigan areas. Long Island System gasoline volumes of 116,100 barrels per day increased by 3,600 barrels per day, or 3.2 percent, from deliveries in the third quarter of 2002. On the Jet Lines system, gasoline volumes of 18,300 barrels per day were 1,900 barrels per day, or 11.8 percent, greater than volumes in the third quarter of 2002. On the Norco Pipe Line Company, LLC ("Norco") system, gasoline volumes of 22,600 barrels per day were 4,300 barrels per day, or 23.3 percent, greater than volumes delivered during the third quarter 2002.

Revenue from the transportation of distillate of $14.5 million increased by $1.6 million, or 12.1 percent, from third quarter 2002 levels. Total volumes of 255,000 barrels per day for the three months ended September 30, 2003 were 24,000 barrels per day, or 10.4 percent, greater than third quarter 2002 distillate volumes of 231,000 barrels per day. In the East, distillate volumes of 149,700 barrels per day were approximately 14,200 barrels per day, or 10.5 percent, greater than third quarter 2002 volumes. Demand for distillate was strong throughout the entire eastern products system area. In the Midwest, distillate volumes of 68,200 barrels per day were 5,100 barrels per day, or
8.1 percent, greater than volumes delivered during the third quarter of 2002. Long Island System distillate volumes of 11,800 barrels per day were 1,200 barrels per day, or 11.3 percent, greater than volumes delivered during the third quarter of 2002. On the Jet Lines system, distillate volumes of 14,900 barrels per day were 3,300 barrels per day, or 28.0 percent, greater than third quarter 2002 volumes. Norco distillate volumes were 600 barrels per day, or 5.7 percent, greater than third quarter 2002 volumes.

Revenue from the transportation of jet fuel of $9.7 million decreased by $0.2 million, or 1.4 percent, from third quarter 2002 levels. Total jet fuel volumes of 254,000 barrels per day for the three months ended September 30, 2003 were 7,700 barrels per day, or 2.9 percent, less than third quarter 2002 jet fuel volumes of 261,700 barrels per day. Deliveries to the New York City airports (LaGuardia, JFK and Newark) decreased by 3,200 barrels per day, or
2.4 percent. Deliveries to Pittsburgh International Airport were 2,400 barrels per day, or 23.7 percent, less than third quarter 2002 deliveries due to schedule reductions by U.S. Airways. Deliveries to Miami International Airport were 2,800 barrels per day, or 5.6 percent, less than third quarter 2002 levels. WesPac's jet fuel volumes of 11,400 barrels per day approximated 2002 levels.

Terminalling, storage and rental revenues of $6.7 million for the three months ended September 30, 2003 increased by $2.1 million or 46.4 percent from the comparable period in 2002. Approximately $1.5 million of this increase reflects lease revenue received with respect to a 90-mile crude butadiene pipeline that was completed in March 2003. Approximately $569,000 of this lease revenue was distributed to our minority partners in the pipeline project during the third quarter 2003. Although the pipeline was completed in March 2003 and neither the pipeline nor the chemical plant that it serves are currently in operation, lease payments commenced as of January 1, 2003. The crude butadiene pipeline originates at a Shell Chemicals, L.P. facility in Deer Park, Texas and terminates at a chemical plant owned by Sabina Petrochemicals, LLC in Port Arthur, Texas. Subsidiaries of BGC hold an approximate 63 percent interest in two partnerships (the "Pipeline Partnerships") that own the pipeline. Two petrochemical companies own the remaining 37 percent minority interest in the Pipeline Partnerships. Concurrent with the completion of the pipeline, advances from the two minority interest partners were reclassified from noncurrent liabilities on the Partnership's balance sheet to minority interest. The Pipeline Partnerships have entered into a long-term agreement with Sabina Petrochemicals, LLC to provide pipeline transportation throughput services. Separately, BGC entered into an agreement to operate and maintain the pipeline for the Pipeline Partnerships.

Contract operations services revenues of $4.5 million for the three months ended September 30, 2003 increased by $0.4 million, or 8 percent, compared to the third quarter of 2002. The increase in contract services revenues was due to increased operations services provided by BGC as a result of additional contracts obtained during 2002, as well as the commencement of the crude butadiene pipeline operation and maintenance agreement as of January 1, 2003. Contract operations revenues typically consist of costs reimbursable under the contracts plus an operator's fee. Accordingly, revenues from these operations carry a lower gross profit margin than revenues from pipeline transportation or terminalling, storage and rentals.

The Partnership's costs and expenses for the third quarter of 2003 were $41.0 million compared to $36.3 million for the third quarter of 2002. BGC's costs and expenses increased by $0.6 million over third quarter 2002 as a result of additional contract services provided. Other increases of $4.1 million are primarily related to increases in power costs, increases in property taxes and insurance, additional casualty losses, and general wage and employee benefit cost increases. In addition, a favorable $1.1 million property tax settlement that occurred in the third quarter of 2002 did not recur in the third quarter of 2003.

Other income and expense for the third quarter of 2003 was a net cost of $54.8 million compared to $7.3 million for the third quarter of 2002. The increase reflects $45.5 million of expense relating to the yield maintenance premium paid in connection with the repayment of the Buckeye Pipe Line Company, L.P. $240.0 million Senior Notes. The yield maintenance premium represented the excess of the discounted present value of the remaining payments due under the Senior Notes over the amount of principal repaid. The discount rate was the current reinvestment rate at the time of retiring the Senior Notes. In addition, interest expense increased by $1.9 million principally due to the timing of the new borrowings compared to the repayment of the 5-year Revolving Credit agreement and the $240 million Senior Notes. Minority interest and other expense increased due to incentive payments to the general partner and additional minority interest expense related to the 90-mile crude butadiene pipeline. These increases were partially offset by an increase in investment income, principally related to $0.5 million of equity income from WTP.

First Nine Months

Revenues for the nine months ended September 30, 2003 and 2002 were as follows:

                                                Revenues
                                             (in thousands)
                                           Nine Months Ended
                                             September 30,
                                           -----------------
                                            2003        2002
                                            ----        ----

   Pipeline transportation                $170,015    $157,894
   Terminalling, storage and rentals        20,065      14,212
   Contract operations                      12,734       9,428
                                          --------    --------
    Total                                 $202,814    $181,534
                                          ========    ========

Total revenue for the nine months ended September 30, 2003 was $202.8 million, $21.3 million, or 11.7 percent, greater than revenue of $181.5 million in the same period of 2002. Revenue from pipeline transportation was $170.0 million in the first nine months of 2003 compared to $157.9 million in the first nine months of 2002. The $12.1 million increase in pipeline transportation revenue is primarily due to increased gasoline, distillate and turbine fuel shipments. In addition, average tariff rates were higher as a result of tariff rate adjustments instituted on July 1, 2002 and May 1, 2003. Volumes delivered during the first nine months 2003 averaged 1,128,300 barrels per day, 38,700 barrels per day, or 3.6 percent, greater than volumes of 1,089,600 barrels per day delivered during the first nine months of 2002.

Revenue from the transportation of gasoline of $91.7 million increased by $5.8 million, or 6.8 percent, from the first nine months of 2002. Total gasoline volumes of 583,600 barrels per day in the first nine months of 2003 were 25,700 barrels per day, or 4.6 percent, greater than first nine months 2002 volumes of 557,900 barrels per day. In the East, gasoline volumes of 264,400 barrels per day were approximately 16,500 barrels per day, or 6.6 percent, greater than first nine months 2002 volumes. The increase was primarily due to greater deliveries to the upstate New York and Pittsburgh and Sinking Spring, Pennsylvania areas. In the Midwest, gasoline volumes of 167,900 barrels per day were 5,200 barrels per day, or 3.2 percent, greater than gasoline volumes delivered during the first nine months of 2002. Deliveries increased throughout most of the system with the exception of deliveries to Bay City, Michigan and Brecksville, Ohio. In addition, approximately 2,500 barrels per day that were delivered to the Pittsburgh, Pennsylvania area from the Midwest in the first nine months of 2002 were supplied from the East in the first nine months of 2003. Long Island System gasoline volumes of 114,000 barrels per day were up 3,000 barrels per day, or 2.7 percent, from deliveries in the first nine months of 2002. On the Jet Lines system, gasoline volumes of 17,000 barrels per day were 1,500 barrels per day, or 8.0 percent, less than volumes in the first nine months of 2002 due to lower gasoline transportation demand in the Hartford, Connecticut area. On the Norco system, gasoline volumes of 20,400 barrels per day were 2,500 barrels per day, or 14.0 percent, greater than volumes delivered during the first nine months 2002.

Revenue from the transportation of distillate of $44.3 million increased by $3.5 million, or 8.5 percent, from first nine months 2002 levels. Total volumes of 269,200 barrels per day in the first nine months of 2003 were 16,500 barrels per day, or 6.5 percent, greater than first nine months 2002 distillate volumes of 252,700 barrels per day. In the East, distillate volumes of 147,200 barrels per day were approximately 10,100 barrels per day, or 7.4 percent, greater than first nine months 2002 volumes. In the Midwest, distillate volumes of 72,000 barrels per day were 5,800 barrels per day, or
8.8 percent, greater than volumes delivered during the first nine months of 2002. Long Island System distillate volumes of 18,900 barrels per day were 1,600 barrels per day, or 9.2 percent, greater than volumes delivered during the first nine months of 2002. On the Jet Lines system, distillate volumes of 22,300 barrels per day were 3,800 barrels per day, or 20.5 percent, greater than first nine months 2002 volumes. Norco distillate volumes were 8,900 barrels per day, or 33.7 percent, less than the first nine months 2002 volumes due to the loss of a pipeline customer that entered into a product exchange with a local refiner. With the exception of Norco, distillate volume increases are due to greater heating fuel requirements in response to significantly colder winter temperatures during the first quarter of 2003 and an increase in demand experienced during the third quarter of 2003.

Revenue from the transportation of jet fuel of $28.6 million increased by $1.2 million, or 4.2 percent, from the first nine months 2002 levels. Total jet fuel volumes of 248,800 barrels per day in the first nine months of 2003 were 100 barrels per day, or 0.1 percent, greater than first nine months 2002 jet fuel volumes of 248,700 barrels per day. Deliveries to the New York City airports (LaGuardia, JFK and Newark) decreased by 700 barrels per day, or 0.6 percent due declines in deliveries to Newark airport. Deliveries to Pittsburgh International Airport were 1,900 barrels per day, or 19.2 percent, less than first nine months 2002 deliveries due to schedule reductions by U.S. Airways. Deliveries to Miami International Airport were 1,900 barrels per day, or 3.8 percent, less than first nine months 2002 levels. Turbine fuel deliveries to the Detroit area increased by 4,000 barrels per day, or 22.4 percent, over 2002 levels due to delivery problems at a competing pipeline carrier. WesPac's jet fuel volumes of 11,900 barrels per day approximated first nine months 2002 levels.

Terminalling, storage and rental revenues of $20.1 million for the nine months ended September 30, 2003 increased by $5.9 million from the comparable period in 2002. Approximately $4.5 million of this increase reflects lease revenue received with respect to the 90-mile crude butadiene pipeline that was completed in March 2003. Approximately $1,623,000 of this lease revenue was distributed to our minority partners in the pipeline project during the first nine months 2003.

Contract operations services revenues of $12.7 million for the nine months ended September 30, 2003 increased by $3.3 million compared to the first nine months of 2002. The increase in contract services revenues was due to increased operations services provided by BGC as a result of additional contracts obtained during 2002, as well as the commencement of the crude butadiene pipeline operation and maintenance agreement as of January 1, 2003.

The Partnership's costs and expenses for the first nine months of 2003 were $123.6 million compared to $107.5 million for the first nine months of 2002. BGC's costs and expenses increased by $3.0 million over first nine months 2002 as a result of additional contract services provided. Other increases of $13.1 million are primarily related to increases in power costs, the increased use of outside services, increases in property taxes and insurance, and general wage and employee benefit cost increases. Additionally, a casualty loss recovery payment of approximately $0.5 million received in the first quarter of 2002 and a favorable property tax settlement during the third quarter of 2002 did not recur in 2003.

Other income and expense for the first nine months of 2003 was a net cost of $70.8 million compared to $23.0 million for the first nine months of 2002. The increase reflects $45.5 million of expense relating to the yield maintenance premium paid in connection with the repayment of the Buckeye Pipe Line Company L.P. $240 million Senior Notes. In addition, interest expense increased by $1.5 million principally due to the timing of the new borrowings compared to the repayment of the 5-year Revolving Credit agreement and the $240 million Senior Notes. During the first six months of 2003, interest expense had declined as a result of lower interest rates and reduced borrowings. Minority interest and other expense increased due to increased incentive payments to the general partner and additional minority interest expense related to the 90-mile crude butadiene pipeline. These increases were partially offset by an increase in investment income principally associated with $0.5 million of equity income from WTP.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financial condition at September 30, 2003 and December 31, 2002 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                    As of
                                            -----------------------
                                            9/30/03        12/31/02
                                            -------        --------

Current ratio (1)                           1.7 to 1       1.4 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                        1.1 to 1       0.9 to 1
Working  capital  - in thousands (2)         $23,251        $13,092
Ratio of total debt to total capital (3)    .55 to 1       .53 to 1
Book value (per Unit) (4)                     $12.91         $13.15


(1)  current assets divided by current liabilities
(2)  current assets minus current liabilities
(3) long-term debt divided by long-term debt plus total partners' capital
(4) total partners' capital divided by Units outstanding at the end of the period.

During the first nine months of 2003, the Partnership's principal sources of liquidity typically were cash from operations and proceeds from capital markets transactions. The Partnership's principal uses of cash are capital expenditures, investments and acquisitions, operating expenses and distributions to Unitholders.

Cash Flows from Operations

Cash flows from operations were $72.8 million for the first nine months of 2003 compared to $51.7 million for the first nine months of 2002. Net income for the first nine months of 2003 and 2002 was $8.4 million and $51.0 million, respectively . In 2003, the Partnership recorded a $45.5 charge relating to the premium incurred in connection with the repayment of the Buckeye Pipe Line Company, L.P. $240.0 million Senior Notes. Changes in current assets and liabilities resulted in a net use of cash of $1.9 million for the first nine months of 2003 compared to a net cash use of $14.6 million for the first nine months of 2002. For the first nine months of 2003, cash uses for prepaid and other current assets, accounts payable and accrued and other current liabilities were partially offset by collections of trade receivables and a decline in inventories. For the first nine months of 2002, cash uses for inventories, prepaid and other current assets, accounts payable and accrued and other current liabilities were coupled with increases in accounts receivable. Changes in other non-current assets and liabilities resulted in a net cash source of $1.9 million for the first nine months of 2003 compared to a net cash use of $0.8 million for the first nine months of 2002.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $64.2 million in the first nine months of 2003 compared to $24.1 million in the comparable period last year. Capital expenditures were $4.4 higher during the first nine months of 2003 compared to the same period in 2002. Capital expenditures in 2003 have included the Partnership's purchase of a terminal in Utica, New York for approximately $1.1 million. In addition, as noted in "Overview" above, the Partnership invested approximately $36.0 million in WTP and West Shore.

Cash Flows from Financing Activities

On February 28, 2003, the Partnership sold 1,750,000 LP units in an underwritten public offering. Net proceeds to the Partnership, after underwriters' discount of $1.62 per LP unit and offering costs were, approximately $59.9 million. The net proceeds from the offering were used to reduce amounts outstanding under the Partnership's 5-year Revolving Credit Agreement.

For a discussion of the Partnership's sale of its 4 5/8% Notes due 2013 and its 6 3/4% Notes due 2033, as well as its new credit facilities, see "Overview" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 was effective for fiscal years beginning after December 31, 2002. As a result of the adoption of SFAS No. 145, the yield maintenance premium of $45.5 million paid in the third quarter 2003 has been recorded as other income (expense) in the accompanying financial statements rather than as an extraordinary item.

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

In December 2002 the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", SFAS 148 amended the implementation provisions of SFAS 123 and required changes in disclosures in financial statements. The provisions of SFAS 148 were applicable for years ending after December 15, 2002 except for certain quarterly disclosures, which were applicable for interim periods beginning after December 15, 2002. The Partnership has not changed its method of accounting for stock-based compensation and, therefore, is subject only to the revised disclosure provisions of SFAS 148. Such quarterly disclosures have been provided commencing in the first quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Partnership does not anticipate that the provisions of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activity". SFAS No. 149 amends certain provisions related to Statement No. 133, and is generally effective for transactions entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Partnership's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries' consolidated financial statements. The Partnership will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS No. 150 did not have a material impact on the Partnership's consolidated financial position or results of operations.

In May 2003, the Emerging Issues Task Force (EITF) of the FASB issued Consensus No. 01-8 "Determining Whether an Arrangement Contains a Lease." Consensus No. 01-8 establishes criteria for determining when certain contracts, or portions of contracts, should be subject to the provisions of SFAS No. 13 - "Accounting for Leases" and related pronouncements. EITF Consensus No. 01-8 generally is effective for arrangements entered into or modified in the first quarter beginning after May 28, 2003. The adoption of EITF Consensus No. 01-8 did not have a material effect on the Partnership's financial condition.

Forward Looking Statements

The information contained above in this Management's Discussion and Analysis and elsewhere in this Report on Form 10-Q includes "forward-looking, statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as "anticipate," "continue," "estimate," "expect," "may," `will," or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations or contain projections. Specific factors which could cause actual results to differ from those in the forward-looking statements include: (1) price trends and overall demand for refined petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands);
(2) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (3) liability for environmental claims; (4) security issues affecting our assets, including, among others, potential damage to our assets caused by acts of war or terrorism; (5) unanticipated capital expenditures and operating expenses to repair or replace our assets; (6) availability and cost of insurance on our assets and operations; (7) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (8) expansion in the operations of our competitors; (9) our ability to integrate any acquired operations into our existing operations; (10) shut-downs or cutbacks at major refineries that use our services; (11) deterioration in our labor relations; (12) change sin real property tax assessments; (13) disruptions to the air travel system; and (14) interest rate fluctuations and other capital market conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

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

The Partnership is exposed to interest rate risk resulting from changes in interest rates on its Credit Facilities as well as fair value risk related to changes in the fair value of its fixed-rate debt. At September 30, 2003, the Partnership had no amounts outstanding under its Credit Facilities. At September 30, 2003, the fair value of the Partnership's fixed-rate debt was $437 million.

On October 28, 2003, the Partnership entered into an interest rate swap agreement for a notional amount of $100 million. The contract calls for the Partnership to receive fixed payments at a rate of 4 5/8% of the notional amount in exchange for floating rate payments based on the notional amount using six-month LIBOR (determined in arrears) minus 0.28%. The Partnership entered into the agreement in order to hedge its fair value risk associated with a portion of its $300 million Notes due 2013(the "Notes"). The agreement terminates on the maturity date of the Notes and interest amounts under the agreement are payable semiannually on the same date as interest payments on the Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge. A 1% (100 basis points)increase or decrease in LIBOR will result in an interest expense fluctuation of approximately $1.0 million.

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

                   Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1  Indenture,  dated  as  of July  10,  2003,  between  Buckeye
     Partners, L.P. and SunTrust Bank, as Trustee. (1) (Exhibit 4.1)

4.2 First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.
     (1) (Exhibit 4.2)

4.3 Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.
     (1) (Exhibit 4.3)

10.1 Amendment No.1, dated as of September 4, 2002, Amendment No. 2, dated as of June 12, 2003, Amendment No. 3, dated as of June 27, 2003, and Amendment No. 4, dated as of September 3, 2003, each to the Credit Agreement, dated as of September 5, 2001, among Buckeye Partners, L.P., SunTrust Bank and the other signatories thereto.

10.2 Credit Agreement, dated as of September 3, 2003, among the
     Partnership, SunTrust Bank and the other signatories thereto.

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14 (a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer, Pursuant to 18
     U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer, Pursuant to 18
     U.S.C. Section 1350.

(1) Previously filed as an exhibit to the registrant's
    Registration Statement on Form S-4 (Registration No. 333-108969) filed on September 19, 2003 and incorporated by reference herein.

(b) Reports on Form 8-K

   On July 8, 2003, the Partnership filed a Current Report on
   Form 8-K  for the purpose of filing the Underwriting
   Agreement and Form of Indenture related to the offering of $300,000,000 aggregate principal amount of 4 5/8% Notes due 2013.

   On July 28, 2003, the Partnership filed a Current Report on
   Form 8-K for the purpose of furnishing the press release announcing its earnings for the second quarter 2003.

   On August 15, 2003, the Partnership filed a Current Report on
   Form 8-K for the purpose of filing the press release announcing it had priced $150 million of its 6 3/4% Notes due
   2033 in a Rule 144A offering.

   On August 20, 2003, the Partnership filed a Current Report on
   Form 8-K for the purpose of furnishing the press release announcing it had closed on the previously announced sale of $150 million of 6 3/4% 30-year senior unsecured notes in a Rule 144A offering.

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



Date:  October 31, 2003            By: STEVEN C. RAMSEY

                                   Steven C. Ramsey
                                   Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Accounting and
                                     Financial Officer)