Form 10-K/A
period 2003-12-31
BUCKEYE PARTNERS L P
filed 2004-03-17
CIK 805022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9356

Buckeye Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2432497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

5002 Buckeye Road P. O. Box 368 Emmaus, Pennsylvania (Address of principal executive offices)	18049 (Zip Code)

Registrant’s telephone number, including area code: (484) 232-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

LP Units representing limited partnership interests	New York Stock Exchange

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

EXPLANATORY NOTE:

      This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Annual Report”) of Buckeye Partners, L.P. is being filed solely to amend Exhibits 31.1 and 31.2 previously filed with the Annual Report to comply with the current certification requirements of Item 601(b)(31) of Regulation S-K.

1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE PARTNERS, L.P.
(Registrant)

By:	Buckeye Pipe Line Company,

as General Partner

By:	/s/ STEPHEN C. MUTHER

Stephen C. Muther
Senior Vice President — Administration,
General Counsel and Secretary

Dated: March 17, 2004

2