Form 10-Q
period 2004-03-31
BUCKEYE PARTNERS L P
filed 2004-04-30
CIK 805022

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q



  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2004 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _______________ to _______________

Commission file number 1-9356


                     BUCKEYE PARTNERS, L.P.
                     ----------------------
     (Exact name of registrant as specified in its charter)


            Delaware                          23-2432497
-------------------------------           -------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)           Identification No.)


5002 Buckeye Road
P.O. Box 368
Emmaus, PA                                        18049
---------------------------------               ----------
(Address  of  principal executive               (Zip Code)
 offices)

Registrant's telephone number, including area code:  484-232-4000


                          Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

      Indicate by  check mark whether the registrant is an accel-
erated filer as defined in Exchange Act 12b-2. Yes  X     No
                                                  -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at April 21, 2004
-------------------------           -----------------------------
Limited Partnership Units                 28,733,782 Units

                      BUCKEYE PARTNERS, L.P.

                              INDEX




                                                                   Page No.
Part I. Financial Information


Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Statements of Income                    1
         (unaudited) for the three months
         ended March 31, 2004 and 2003

        Condensed Consolidated Balance Sheets (unaudited)              2
         March 31, 2004 and December 31, 2003

        Condensed Consolidated Statements of Cash Flows                3
         (unaudited) for the three months ended
         March 31, 2004 and 2003

        Notes to Condensed Consolidated Financial Statements          4-10

Item 2. Management's Discussion and Analysis                         11-19
         of Financial Condition and Results
         of Operations

Item 3. Quantitative and Qualitative Disclosures                       20
         about Market Risk

Item 4. Controls and Procedures                                        20


Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K                               22

                      Part I - Financial Information

                          Buckeye Partners, L.P.
                Condensed Consolidated Statements of Income
                  (In thousands, except per unit amounts)
                                (Unaudited)


                                                Three Months Ended
                                                     March 31,
                                              --------------------
                                                2004         2003
                                                ----         ----
        Revenue                               $71,761      $65,827
                                              -------      -------

        Costs and expenses
         Operating expenses                    34,383       31,646
         Depreciation and amortization          5,806        5,495
         General and administrative expenses    3,474        3,882
                                              -------      -------
          Total costs and expenses             43,663       41,023
                                              -------      -------

        Operating income                       28,098       24,804
                                              -------      -------

        Other income (expenses)
          Investment income                     1,428          503
          Interest expense                     (5,345)      (5,232)
          Minority interests and other         (4,080)      (3,348)
                                              -------      -------
            Total other income (expenses)      (7,997)      (8,077)
                                              -------      -------

        Net income                            $20,101      $16,727
                                              =======      =======

        Net income allocated to General
        Partner                               $   169      $   147
                                              =======      =======

        Net income allocated to Limited
        Partners                              $19,932      $16,580
                                              =======      =======

        Weighted average units outstanding:
         Basic                                 28,967       27,814
                                              =======      =======

         Assuming dilution                     29,028       27,860
                                              =======      =======

        Earnings per Partnership Unit -
        basic:
         Net income allocated to General
          and Limited Partners
          per Partnership Unit                $  0.69      $  0.60
                                              =======      =======


        Earnings per Partnership Unit -
         Assuming dilution:
         Net income allocated to General
          and Limited Partners per
          Partnership Unit                    $  0.69      $  0.60
                                              =======      =======

        See notes to condensed consolidated financial statements.

                        Buckeye Partners, L.P.
                 Condensed Consolidated Balance Sheets
                            (In thousands)
                              (Unaudited)

                                              March 31,  December 31,
                                                2004        2003
                                                ----        ----
Assets
 Current assets
  Cash and cash equivalents                  $ 10,845     $ 22,723
  Trade receivables                            15,386       17,112
  Inventories                                   9,483        9,212
  Prepaid and other current assets             16,570       17,534
                                             --------     --------
   Total current assets                        52,284       66,581

  Property, plant and equipment, net          754,390      752,818
  Goodwill                                     11,355       11,355
  Other non-current assets                    110,955      109,292
                                             --------     --------
    Total assets                             $928,984     $940,046
                                             ========     ========

Liabilities and partners' capital

 Current liabilities
  Accounts payable                           $  4,809     $ 14,478
  Accrued and other current liabilities        27,848       34,383
                                             --------     --------
   Total current liabilities                   32,657       48,861

 Long-term debt                               453,692      450,200
 Minority interests                            18,008       17,796
 Other non-current liabilities                 45,747       45,777
                                             --------     --------
  Total liabilities                           550,104      562,634
                                             --------     --------

 Commitments and contingencies                      -            -

 Partners' capital
  General Partner                               2,524        2,514
  Limited Partners                            377,531      376,158
  Receivable from exercise of options            (827)        (912)
  Accumulated other comprehensive income         (348)        (348)
                                             --------     --------
   Total partners' capital                    378,880      377,412
                                             --------     --------
    Total liabilities and partners'
     capital                                 $928,984     $940,046
                                             ========     ========

See notes to condensed consolidated financial statements.

                        Buckeye Partners, L.P.
            Condensed Consolidated Statements of Cash Flows
                 Decrease in Cash and Cash Equivalents
                            (In thousands)
                              (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                              --------------------
                                                2004         2003
                                                ----         ----
Cash flows from operating activities:
 Net income                                   $20,101      $16,727
                                              -------      -------

Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                  5,806        5,495
 Minority interests                               879          614
 Change in assets and liabilities:
   Trade receivables                            1,726          767
   Inventories                                   (271)        (250)
   Prepaid and other current assets               964       (3,545)
   Accounts payable                            (9,669)      (3,872)
   Accrued and other current liabilities       (6,535)        (179)
   Other non-current assets                       558         (471)
   Other non-current liabilities                  (30)         548
                                              -------      -------
     Total adjustments from operating
       activities                              (6,572)        (893)
                                              -------      -------
   Net cash provided by operating activities   13,529       15,834
                                              -------      -------

Cash flows from investing activities:
 Capital expenditures                          (6,122)      (7,220)
 Net proceeds from disposal of
  property, plant and equipment                    15           18
                                              -------      -------
   Net cash used in investing activities       (6,107)      (7,202)
                                              -------      -------

Cash flows from financing activities:
 Net proceeds from issuance of Partnership
  units                                             -       59,979
 Proceeds from exercise of unit options           196            -
 Distributions to minority interests             (667)        (347)
 Proceeds from issuance of long-term debt      15,000       12,000
 Payment of long-term debt                    (15,000)     (67,000)
 Distributions to Unitholders                 (18,829)     (16,997)
                                              -------      -------
   Net cash used in financing activities      (19,300)     (12,365)
                                              -------      -------

Net decrease in cash and cash equivalents     (11,878)      (3,733)
Cash and cash equivalents at beginning of
 period                                        22,723       11,208
                                              -------      -------
Cash and cash equivalents at end of period    $10,845      $ 7,475
                                              =======      =======

Supplemental cash flow information:
 Cash paid during the period for interest
  (net of amount capitalized)                 $11,310      $ 5,438
 Capitalized interest                         $    81      $    47
 Change in fair value of long-term debt
  associated with a fair value hedge          $ 3,492            -

See notes to condensed consolidated financial statements.

                     BUCKEYE PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. BASIS OF PRESENTATION

   In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the "Partnership"), which are unaudited except that the Balance Sheet as of December 31, 2003 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2004, along with the results of the Partnership's operations and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

   The Partnership is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns approximately 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Pipe Line Holdings, L.P. ("BPH"). These entities are hereinafter referred to as the "Operating Partnerships."

   Buckeye Pipe Line Company (the "General Partner") serves as the general partner to the Partnership. As of March 31, 2004, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an approximate 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company ("BMC"). BMC is a wholly-owned subsidiary of Glenmoor, Ltd. ("Glenmoor"). Glenmoor is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain other management employees of Buckeye Pipe Line Services Company ("Services Company"). See Note 11.

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

   Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

2. SEGMENT INFORMATION

   During the three month periods ended March 31, 2004 and 2003, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other transportation segment revenues are received from storage and terminal throughput services of refined petroleum products and contract operation of third-party pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

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

4. LONG-TERM DEBT AND CREDIT FACILITIES

   Long-term debt consists of the following:

                                                March 31,   December 31,
                                                  2004          2003
                                                  ----          ----
                                                    (In thousands)

4.625% Notes due June 15, 2013                  $300,000      $300,000
6.75% Notes due August 15, 2033                  150,000       150,000
Adjustment to fair value associated with
 hedge of fair value                               3,692           200
                                                --------      --------
Total                                           $453,692      $450,200
                                                ========      ========

   At March 31, 2004, $300.0 million of debt was scheduled to mature on June 15, 2013 and $150.0 million was scheduled to mature on August 15, 2033.

   The fair value of the Partnership's debt was estimated to be $448 million as of March 31, 2004 and $429 million at December 31, 2003. The values at March 31, 2004 and December 31, 2003 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

   The Partnership has a $277.5 million Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank that expires in September 2006. In September 2003, the Partnership entered into a 364-day Revolving Credit Agreement for $100 million with another syndicate of banks also led by SunTrust Bank. Together, the $277.5 million and $100 million agreements are referred to as the "Credit Facilities." At March 31, 2004 and December 31, 2003, the Partnership had no amounts outstanding under the Credit Facilities.

   The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a) limit outstanding indebtedness of the Partnership based on certain financial ratios contained in the Credit Facilities, (b) prohibit the Partnership from creating or incurring certain liens on its property (c) prohibit the Partnership from disposing of property that is material to its operations (d) limit consolidations, mergers and asset transfers by the Partnership. At March 31, 2004, the Partnership was in compliance with the covenants contained in the Credit Facilities.

   On October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution in order to hedge a portion of its fair value risk associated with its 4 5/8% Notes. The notional amount of the swap agreement is $100 million. The swap agreement calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The swap agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the swap agreement are payable semiannually on the same date as interest payments on the 4 5/8% Notes. The Partnership designated the swap agreement as a fair value hedge at the inception of the agreement and elected to use the short-cut method provided for in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which assumes no ineffectiveness will result from the use of the hedge.

   Interest expense in the Partnership's income statement was reduced by $0.9 million in the first quarter of 2004 as a result of the interest rate swap agreement. Assuming interest rates in effect at March 31, 2004, the Partnership's annual interest expense would be reduced by approximately $3.8 million compared to interest expense that the Partnership would incur had it not entered into the swap agreement. Changes in LIBOR, however, will impact the interest rate expense incurred in connection with the swap agreement. A 1% increase or decrease in LIBOR would increase or decrease annual interest expense by $1 million.

   The fair values of the swap agreement at March 31, 2004 and December 31, 2003 were gains of $3.7 million and $0.2 million, respectively which have been reflected in other non-current assets in the accompanying consolidated balance sheets of the Partnership with a corresponding increase in the carrying value of the hedged debt.

5. PARTNERS' CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

  Partners' capital consists of the following:


                                                                     Accumulated
                                                        Receivable      Other
                                 General   Limited    from Exercise Comprehensive
                                 Partner   Partners     of Options      Income       Total
                                 -------   --------   ------------- -------------    -----
                                                       (In thousands)
Partners' Capital - 1/1/04       $2,514    $376,158       $(912)       $(348)      $377,412
Net Income                          169      19,932           -            -         20,101
Distributions                      (159)    (18,670)          -            -        (18,829)
Net change in receivable from
 exercise of options                  -           -          85            -             85
Exercise of unit options              -         111           -            -            111
                                 ------    --------       -----        -----       --------
Partners' Capital - 3/31/04      $2,524    $377,531       $(827)       $(348)      $378,880
                                 ======    ========       =====        =====       ========

   During the three months ended March 31, 2004, Partnership net income equaled comprehensive income. During the three months ended March 31, 2003, comprehensive income was less than net income by $352,000 due to the accrual of a minimum pension liability.

   The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month periods ended March 31:


                                        Three Months Ended March 31,
                            -------------------------------------------------
                                     2004                       2003
                             ---------------------      ---------------------
                            Income   Units     Per    Income    Units    Per
                            (Numer- (Denomi-  Unit    (Numer-  (Denomi-  Unit
                             ator)   nator)  Amount    ator)    nator)  Amount
                            ------- -------- ------   -------  -------- ------
                                 (in thousands, except per unit amounts)
 Income from continuing
  operations                $20,101                   $16,727
                            -------                   -------
 Basic earnings per
  Partnership Unit           20,101   28,967   $0.69   16,727   27,814   $0.60

 Effect of dilutive
  securities - options            -       61       -        -       46       -
                            -------   ------   -----  -------   ------   -----
 Diluted earnings per
  Partnership Unit          $20,101   29,028   $0.69  $16,727   27,860   $0.60
                            =======   ======   =====  =======   ======   =====

6. CASH DISTRIBUTIONS

   The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

   On April 29, 2004, the Partnership declared a cash distribution of $0.65 per unit payable on May 31, 2004 to Unitholders of record on May 5, 2004. The total distribution will amount to approximately $18,830,000.

7. RELATED PARTY ACCRUED CHARGES

   Accrued and other current liabilities include $4,698,000 and $4,780,000 due to the General Partner for payroll and other reimbursable costs at March 31, 2004 and December 31, 2003, respectively.

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

   If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership's net income and earnings per share would have been as indicated by the proforma amounts below:


                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              2004       2003
                                              ----       ----
                                           (In thousands, except
                                             per Unit amounts)

Net income as reported                       $20,101    $16,727

Stock-based employee compensation
 cost included in net income                       -          -

Stock-based employee compensation
 cost that would have been
 included in net income under
 the  fair value method                          (66)       (50)
                                             -------    -------
Pro forma net income as if the fair
 value method had been applied to
 all awards                                  $20,035    $16,677
                                             =======    =======

Basic earnings per unit       As reported      $0.69      $0.60
                              Pro forma        $0.69      $0.60

Diluted earnings per unit     As reported      $0.69      $0.60
                              Pro forma        $0.69      $0.60

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

   Services Company sponsors a retirement income guaranty plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company's policy is to fund amounts necessary to at least meet the minimum funding requirements under ERISA.

   Services Company also provides postretirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits, an employee had to be hired prior to January 1, 1991 with respect to health care benefits and January 1, 2002 with respect to life insurance benefits, as well as meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

   In the three months ended March 31, 2004 and 2003, the components of the net periodic benefit cost recognized by the Partnership for Services Company's retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

                                                               Postretirement
                                            Pension Benefits      Benefits
                                            ----------------   --------------
                                              2004    2003      2004    2003
                                              ----    ----      ----    ----
                                                      (In thousands)
Components of net periodic benefit cost
 Service cost                                $ 245   $ 205     $ 193   $ 141
 Interest cost                                 264     265       653     488
 Expected return on plan assets               (173)   (118)        -       -
 Amortization of unrecognized transition
  asset                                          -     (35)        -       -
 Amortization of prior service benefit        (136)   (114)      (79)   (114)
 Amortization of unrecognized losses           175     196       171      60
                                             -----   -----     -----   -----
 Net periodic benefit cost                   $ 375   $ 399     $ 938   $ 575
                                             =====   =====     =====   =====

    The Partnership previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1,905,000 to the retirement income guarantee plan in 2004. As of March 31, 2004, none of this amount had been contributed. On April 9, 2004, the Partnership contributed approximately $364,000.

10. RECENT ACCOUNTING PRONOUNCEMENTS

   In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities ("FIN 46"), which was subsequently modified and reissued in December 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics. FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004. The adoption of the provisions of FIN 46 has not had a material effect on the Partnership's consolidated financial statements.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries' consolidated financial statements. The Partnership will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS No. 150 did not have a material impact on the Partnership's consolidated financial statements.

   In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (as revised) requires additional disclosures regarding pensions and postretirement benefits beyond those previously required in the original version of SFAS No. 132. SFAS No. 132 (revised 2003) was effective for fiscal years and interim periods ending after December 15, 2003, except for certain provisions which generally are not applicable to the Partnership. The Partnership has adopted the provisions of SFAS No. 132 (revised 2003) and has included the appropriate disclosures in the Partnership's consolidated financial statements.

   In January 2004, the staff of the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The purpose of FASB Staff Position No. 106-1 is to provide guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor's calculation of retiree medical liabilities. There are significant uncertainties about how this Federal legislation will ultimately affect plan sponsors' liabilities with respect to retiree medical costs.

   FASB Staff Position No. 106-1, which is effective for fiscal years ending after December 7, 2003, permits plan sponsors, like the Partnership, to defer the accounting effects of the legislation until authoritative guidance on how to account for the Federal legislation is provided, or a significant event occurs, such as a plan amendment, settlement or curtailment, which would require a remeasurement of a plan's assets and obligations.

   The Partnership has elected to defer the accounting recognition of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until such time as authoritative guidance is provided. Accordingly, measures related to the Accumulated Benefit Obligation and net periodic postretirement benefit cost in the Partnership's financial statements do not reflect the effects of the Act on the Plan. When authoritative guidance to plan sponsors is provided, such guidance could cause financial information related to retiree medical benefits previously reported to change. The Partnership has not yet evaluated the provisions of the Act in order to determine how the prescription drug benefits and potential subsidies will affect the Partnership.

11. SALE OF PARENT OF GENERAL PARTNER

   On March 5, 2004, the stockholders of Glenmoor, Ltd, the parent company of the General Partner, entered into a definitive agreement to sell Glenmoor to a new entity formed by Carlyle/Riverstone Global Energy and Power Fund II, L.P. The transaction is scheduled to close in early May 2004, and is subject to certain customary closing conditions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

   Buckeye Partners, L.P. (the "Partnership"), is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership's principal line of business is the transportation, terminalling and storage of refined petroleum products for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies.

   The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. ("Buckeye"), Laurel Pipe Line Company, L.P. ("Laurel"), Everglades Pipe Line Company, L.P. ("Everglades") and Buckeye Pipe Line Holdings, L.P. ("BPH"). Each of Buckeye, Laurel, Everglades and BPH is referred to individually as an "Operating Partnership" and collectively as the "Operating Partnerships". The Partnership owns approximately a 99 percent interest in each of the Operating Partnerships.

   Buckeye Pipe Line Company (the "General Partner") serves as the general partner to the Partnership. As of March 31, 2004, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an approximate 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company ("BMC"). BMC is a wholly-owned subsidiary of Glenmoor, Ltd. ("Glenmoor"). Glenmoor is owned by certain directors and members of senior management of the General Partner and trusts for the benefit of their families and by certain other management employees of Buckeye Pipe Line Services Company ("Services Company").

   On March 5, 2004, the stockholders of Glenmoor entered into a definitive agreement to sell Glenmoor to a new entity formed by Carlyle/Riverstone Global Energy and Power Fund II, L.P. The transaction is scheduled to close in early May 2004, and is subject to customary closing conditions.

   Products transported by the Operating Partnerships include primarily gasoline, jet fuel, diesel fuel, heating oil, kerosene and liquid petroleum gases ("LPGs"). Revenues generated in these activities are generally a function of the volumes of products transported and the tariffs or transportation fees charged for such transportation. Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, overall and regional demand for refined petroleum products, seasonal factors and regulation.

First Quarter

   Revenues for the quarters ended March 31, 2004 and 2003 were as follows:

                                               Revenues
                                               --------
                                           2004        2003
                                           ----        ----
                                            (In thousands)

   Pipeline transportation                $58,560     $55,013
   Terminalling, storage and rentals        7,914       6,516
   Contract operations                      5,287       4,298
                                          -------     -------
   Total                                  $71,761     $65,827
                                          =======     =======

   Total revenue for the quarter ended March 31, 2004 was $71.8 million, $6.0 million, or 9.1 percent, greater than revenue of $65.8 million in the same period of 2003. Revenue from pipeline transportation was $58.6 million for the three months ended March 31, 2004 compared to $55.0 million for the three months ended March 31, 2003. The $3.6 million, or 6.5 percent, increase in pipeline transportation revenue is primarily due to increased distillate and gasoline shipments and higher average tariff rates as a result of a tariff rate adjustment instituted on May 1, 2003. Volumes delivered during the first quarter 2004 averaged 1,165,000 barrels per day, 45,200 barrels per day, or
4.1 percent, greater than volumes of 1,119,800 barrels per day delivered during the first quarter of 2003.

   Revenue from the transportation of gasoline of $28.6 million increased by $2.3 million, or 8.7 percent, from the first quarter of 2003. Total gasoline volumes of 542,400 barrels per day for the first quarter of 2004 were 13,600 barrels per day, or 2.6 percent, greater than first quarter 2003 volumes of 528,800 barrels per day. In the East, gasoline volumes of 221,700 barrels per day were approximately 6,500 barrels per day, or 2.9 percent, less than first quarter 2003 volumes. Gasoline transportation revenue, however, increased by approximately $0.6 million as increases in deliveries to the upstate New York area, which are at higher tariffs rates, more than offset declines in deliveries to other locations. In the Midwest, gasoline volumes of 181,900 barrels per day were 26,100 barrels per day, or 16.8 percent, greater than gasoline volumes delivered during the first quarter of 2003. Shippers in the Midwest increased inventories earlier than usual in anticipation of local refinery shutdowns for maintenance activities. In addition, deliveries to the Cleveland, Ohio area increased due to problems on a competing pipeline. Long Island System gasoline volumes of 109,200 barrels per day decreased by 3,000 barrels per day, or 2.6 percent, from deliveries in the first quarter of 2003. Revenue, however, increased $0.5 million, or 15.4 percent. This increase resulted from the implementation of a blend-stock handling charge as the market area converted to local terminal-blended ethanol. This conversion occurred because state regulations eliminating the use of gasoline blended with Methyl-Tertiary-Butyl-Ether ("MTBE") became effective January 1, 2004. On the Jet Lines system, gasoline volumes of 11,200 barrels per day were 4,800 barrels per day less than volumes in the first quarter of 2003 resulting in a $0.1 million decline in revenue. On the Norco Pipe Line Company, LLC ("Norco") system, gasoline volumes of 18,400 barrels per day were 1,800 barrels per day, or 10.7 percent, greater than volumes delivered during the first quarter 2003.

   Revenue from the transportation of distillate of $19.0 million increased by $1.9 million, or 11.2 percent, from first quarter 2003 levels. Total volumes of 344,000 barrels per day for the three months ended March 31, 2004 were 22,600 barrels per day, or 7.1 percent, greater than first quarter 2003 distillate volumes of 321,400 barrels per day. In the East, distillate volumes of 184,400 barrels per day were approximately 13,400 barrels per day, or 7.8 percent, greater than first quarter 2003 volumes. Demand for distillate was strong throughout the entire eastern products system area as cold winter temperatures increased the demand for heating oil. In the Midwest, distillate volumes of 82,900 barrels per day were 8,700 barrels per day, or 11.7 percent, greater than volumes delivered during the first quarter of 2003. The increases were due to the cold winter temperatures and increased deliveries to Cleveland, Ohio due to integrity problems on a competing pipeline. Long Island System distillate volumes of 30,700 barrels per day were 800 barrels per day, or 2.7 percent, less than volumes delivered during the first quarter of 2003. On the Jet Lines system, distillate transportation revenue declined by $0.2 million as distillate volumes of 31,800 barrels per day were 5,300 barrels per day, or 14.3 percent, less than first quarter 2003 volumes. Norco distillate transportation revenue increased by $0.4 million on increased distillate volumes related to new business at Toledo, Ohio and increased deliveries to Peoria, Illinois.

   Revenue from the transportation of jet fuel of $9.7 million increased by $0.3 million, or 2.7 percent, from first quarter 2003 levels. Total jet fuel volumes of 253,000 barrels per day for the three months ended March 31, 2004 were 1,700 barrels per day, or 0.7 percent, greater than first quarter 2003 jet fuel volumes of 251,300 barrels per day. Deliveries to the New York City airports (LaGuardia, JFK and Newark) increased by 4,900 barrels per day, or
3.9  percent.  Jet  fuel  deliveries  to Pittsburgh International Airport were
1,500 barrels per day, or 16.4 percent, less than first quarter 2003 deliveries due to schedule reductions by U.S. Airways. Deliveries to Miami International Airport were 1,700 barrels per day, or 3.2 percent, greater than first quarter 2003 levels. WesPac's jet fuel volumes of 11,600 barrels per day were 400 barrels per day, or 3.7 percent, greater than prior year first quarter volumes.

   Revenue from the transportation of liquefied petroleum gases ("LPG") of $1.1 million increased by $0.4 million, or 56.8 percent, from first quarter 2003 levels. Total LPG volumes of 21,600 barrels per day for the first quarter 2004 were 4,900 barrels per day, or 29.3 percent, greater than first quarter 2003 volumes of 16,700 barrels per day. Increased deliveries to Lima, Ohio, which resulted from colder weather, were the primary reason for the increase in LPG volumes and revenue.

   Terminalling, storage and rental revenues of $7.9 million for the three months ended March 31, 2004 increased by $1.4 million or 21.5 percent from the comparable period in 2003. The increase reflects additional rental revenues associated with pipelines and storage along with additional throughput revenues from terminalling services.

   Contract operations services revenues of $5.3 million for the three months ended March 31, 2004 increased by $1.0 million compared to the first quarter of 2003. Contract operations revenues consist of costs reimbursable under the contracts plus an operator's fee as well as pipeline construction contract revenues. Revenues from these operations typically carry a lower gross profit margin than revenues from pipeline transportation or terminalling, storage and rentals. The increase in revenue for the three months ended March 31, 2004 over the comparable period in 2003 resulted from additional pipeline construction contract activity.

   Costs and expenses for the three month periods ended March 31, 2004 and 2003 were as follows:

                                          Operating Expenses
                                          ------------------
                                           2004        2003
                                           ----        ----
                                            (In thousands)

Payroll and payroll benefits              $14,955     $13,290
Depreciation and amortization               5,806       5,494
Operating power                             5,853       5,269
Outside services                            4,151       4,978
Property and other taxes                    2,927       2,846
All other                                   9,971       9,146
                                          -------     -------
Total                                     $43,663     $41,023
                                          =======     =======

   Payroll and payroll benefits increased to $15.0 million in the first quarter of 2004, or $1.7 million over the first quarter of 2003, principally due to increases in accruals for benefits costs ($1.1 million) related to the Partnership's retiree medical plan and other medical and benefits costs. Payroll costs rose in pipeline, terminalling and administrative activities principally due to wage increases ($0.6 million).

   Depreciation and amortization expense increased $0.3 million to $5.8 million in the first quarter of 2004 due to depreciation on the Sabina Pipeline ($0.2 million), and other capital additions to the Partnership's pipeline and terminalling assets ($0.1 million).

   Operating power consists primarily of electricity required to operate pumping facilities. The increase in operating power costs to $5.9 million in the three months ended March 31, 2004, was $0.6 million more than operating power costs incurred in the first quarter of 2003. Increased power costs were principally related to additional pipeline volumes.

   Outside services costs consist principally of third-party contract services for maintenance activities. These costs were $4.2 million or $0.8 million less than 2003, as the Partnership's activity in these areas was reduced in the first three months of 2004 compared to the same period of 2003 ($0.5 million) combined with reduced expenditures related to acquisition and development projects ($0.3 million).

   All other costs were $9.9 million, an increase of $0.8 million, in the first quarter of 2004 compared to the same period in 2003. This change is almost entirely due to additional costs associated with construction management activities at BGC.

   Other income (expense) for the three month periods ended March 31, 2004 and 2003 was as follows:

                                             Other Income
                                             ------------
                                           2004        2003
                                           ----        ----
                                            (In thousands)


Investment income                         $ 1,428     $   503
Interest and debt expense                  (5,345)     (5,232)
Minority interests and other               (4,080)     (3,348)
                                          -------     -------
Total                                     $(7,997)    $(8,077)
                                          =======     =======

   Investment income of $1.4 million increased by $0.9 million over the first quarter of 2003 as a result of equity income from the Partnership's 20% interest in West Texas LPG Pipe Line, L.P., which was acquired in August 2003 and increased earnings from the Partnership's interest in West Shore Pipe Line Company. In September 2003, the Partnership increased its interest in West Shore to approximately 25% from 18% previously.

   Interest expense was $5.3 million in the first three months of 2004, an increase of $0.1 million from the same period in 2003. The increased debt outstanding in the first quarter of 2004 compared to the same period in 2003 was offset by lower average interest rates for such debt as a result of the capital markets activities completed by the Partnership in 2003.

   Minority interest and other of $4.1 million in the first quarter of 2004 increased by $0.7 million over the first quarter of 2003 as a result of increased minority interest expense (0.2 million) and higher incentive payments to the General Partner ($0.5 million).

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership's financial condition at March 31, 2004 and December 31, 2003 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

                                                     As of
                                            -----------------------
                                            3/31/04        12/31/03
                                            -------        --------

Current ratio (1)                           1.6 to 1       1.4 to 1
Ratio of cash and cash equivalents,
 and trade receivables to
 current liabilities                        0.8 to 1       0.8 to 1
Working  capital  - in thousands (2)         $19,627        $17,720
Ratio of total debt to total capital (3)    .54 to 1       .54 to 1
Book value (per Unit) (4)                     $13.08         $13.03

(1)  current assets divided by current liabilities
(2)  current assets minus current liabilities
(3) long-term debt divided by long-term debt plus total partners' capital
(4) total partners' capital divided by Units outstanding at the end of the period

   During the first quarter of 2004, the Partnership's principal sources of liquidity were cash from operations and temporary borrowings under its lines of credit. The Partnership's principal uses of cash are operating expenses, capital expenditures, investments and acquisitions and distributions to unitholders.

   At March 31, 2004, the Partnership had $450.0 million in outstanding long-term debt, consisting of $300 million of 4 5/8% Notes due 2013 and $150.0 million of 6 _% Notes due 2033. The Partnership also has a 5-year $277.5 million Revolving Credit Agreement which was entered into in September 2001 with a syndicate of banks led by SunTrust Bank and a $100 million 364-day Revolving Credit Agreement entered into in September 2003 with another syndicate of banks also led by SunTrust Bank (together, the "Credit
Facilities"). Borrowings bear interest at SunTrust Bank's base rate or, at the Partnership's option, a rate based on LIBOR. The Credit Facilities permit borrowings up to $377.5 million, subject to certain limitations contained in the Credit Facility agreements. The 364-day revolving credit facility expires in September 2004 and the Partnership anticipates renewing it prior to that time. At March 31, 2004, no amounts were outstanding under the Credit Facilities.

   The Credit Facilities contain covenants which (a) limit outstanding indebtedness of the Partnership based on certain financial ratios, (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property which is material to its operations and (d) limit consolidation, merger and asset transfers by the Partnership. These covenants apply to the Partnership and all of its direct and substantially all of its indirect subsidiaries. At March 31, 2004, the Partnership and its subsidiaries were in compliance with these covenants.

   In order to hedge a portion of its fair value risk related to the 4 5/8% Notes, on October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution with respect to $100 million principal amount (the "notional amount") of the 4 5/8% Notes. The contract calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month London Interbank Offered Rate ("LIBOR"), determined in arrears, minus 0.28%. The agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the agreement are payable semiannually on the same date as the interest payments on the 4 5/8% Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge. During the first quarter of 2004, the Partnership saved $0.9 million and, based on LIBOR at March 31, 2003, the Partnership would save approximately $3.8 million per year compared to interest expense the Partnership would incur had the Partnership not engaged in this transaction. Changes in "LIBOR", however, will impact the interest rate expense incurred in connection with the interest rate swap. For example, a 1% increase or decrease in LIBOR would increase or decrease interest expense by $1 million per year. The fair market value of the interest rate swap was an asset of approximately $3.7 million at March 31, 2004.

Cash Flows from Operations

   The components of cash flows from operations are as follows:

                                             Cash Flows from Operations
                                             --------------------------
                                                  2004        2003
                                                  ----        ----
                                                   (In thousands)

Net income                                      $ 20,101    $ 16,727
Depreciation and amortization                      5,806       5,495
Minority interests                                   879         614
Changes in current assets and liabilities        (13,785)     (7,079)
Changes in other assets and liabilities              528          77
                                                --------    --------
Total                                           $ 13,529    $ 15,834
                                                ========    ========

   Cash flows from operations were $13.5 million in the first quarter of 2004, a reduction of $2.3 million from $15.8 million in the first quarter of 2003. The increase in net income of $3.4 million to $20.1 million in the first three months of 2004 compared to $16.7 million in the first quarter of 2003 was more than offset by an increase in use of cash resulting from changes in current assets and liabilities. In 2004 these changes used $13.8 million in cash, compared to 2003 when these changes used $7.1 million. The principal causes of these changes in 2004 were reductions in accounts payable and accrued and other current liabilities. The reduction in accounts payable resulted from several large payments being made during the last two weeks of the year which did not clear cash accounts until early January 2004. The reduction in accrued and other current liabilities in 2004 resulted principally from the timing of interest payments on the Partnership's debt obligations. Approximately $11.3 million of interest related to the Partnership's $300 million 4 5/8% Notes and $150 million $6.75% Notes was paid in January and February 2004, respectively. In 2003, interest on the Partnership's debt was paid monthly or quarterly. Offsetting these changes were reductions in accounts receivable, which provided $1.7 million and reductions in prepaid and other current assets which provided $1.0 million in 2004. In the first three months of 2003, the changes in current assets and liabilities resulted principally from reductions in accounts payable and increases in prepaid and other current assets.

Cash Flows from Investing Activities

   Cash used in investing activities totaled $6.1 million in the first three months of 2004 compared to $7.2 million in the same period of 2003, substantially  all  of  which  consisted  of  capital  expenditures.  The $1.1 million reduction in capital expenditures resulted principally from $2.4 million of expenditures which occurred in the 2003 period related to the completion of a pipeline project in Texas, partially offset by $1.7 million expended in March 2004 for the acquisition of a terminal in Peoria, Illinois.

Cash Flows from Financing Activities

   During the first three months of 2004, the Partnership borrowed and repaid $15 million under the Credit Facilities. In February 2003, the Partnership completed an underwritten public offering of 1,750,000 LP units for net proceeds of approximately $60.0 million in cash proceeds. These cash proceeds from that offering were used to reduce amounts outstanding under the Credit Facilities. Distributions to unitholders totaled $18.8 million in the first three months of 2004, compared to $17.0 million in the first three months of 2003. The increase in distributions resulted from an increase in the quarterly distribution rate to $0.65 per unit in the first quarter of 2004 compared to $0.6375 in the 2003 period, as well as additional units outstanding, principally as a result of the February 2003 LP unit offering.

OTHER MATTERS

Accounting Pronouncements

   In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities ("FIN 46"), which was subsequently modified and reissued in December 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics. FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004. The adoption of the provisions of FIN 46 has not had a material effect on the Partnership's consolidated financial statements.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries' consolidated financial statements. The Partnership will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS No. 150 did not have a material impact on the Partnership's consolidated financial statements.

   In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (as revised) requires additional disclosures regarding pensions and postretirement benefits beyond those previously required in the original version of SFAS No. 132. SFAS No. 132 (revised 2003) was effective for fiscal years and interim periods ending after December 15, 2003, except for certain provisions which generally are not applicable to the Partnership. The Partnership has adopted the provisions of SFAS No. 132 (revised) and has included the appropriate disclosures in the Partnership's consolidated financial statements.

   In January 2004,  the staff of the FASB  issued  FASB  Staff  Position  No.
106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The purpose of FASB Staff Position No. 106-1 is to provide guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor's calculation of retiree medical liabilities. There are significant uncertainties about how this Federal legislation will ultimately affect plan sponsors' liabilities with respect to retiree medical costs.

   FASB Staff Position No. 106-1, which is effective for fiscal years ending after December 7, 2003, permits plan sponsors, like the Partnership, to defer the accounting effects of the legislation until authoritative guidance on how to account for the Federal legislation is provided, or a significant event occurs, such as a plan amendment, settlement or curtailment, which would require a remeasurement of a plan's assets and obligations.

   The Partnership has elected to defer the accounting recognition of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until such time as authoritative guidance is provided. Accordingly, measures related to the Accumulated Benefit Obligation and net periodic postretirement benefit cost in the Partnership's financial statements do not reflect the effects of the Act on the Plan. When authoritative guidance to plan sponsors is provided, such guidance could cause financial information related to retiree medical benefits previously reported to change. The Partnership has not yet evaluated the provisions of the Act in order to determine how the prescription drug benefits and potential subsidies will affect the Partnership.

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

Market Risk - Trading Instruments

   Currently the Partnership has no derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk - Other than Trading Instruments

   The Partnership is exposed to risk resulting from changes in interest rates. The Partnership does not have significant commodity or foreign exchange risk. The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 4 5/8% Notes and the 6 _% Notes) and to cash flow risk with respect to its variable rate obligations. Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the variable portion of its financing arrangements (the Credit Facilities) will rise or fall depending on changes in interest rates.

   At March 31, 2004, the Partnership had total debt of $450 million, consisting of $300 million of its 4 5/8% Notes and $150 million of its 6 _% Notes. The fair value of these obligations at March 31, 2004 was approximately $448 million. The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $45 million.

   In order to hedge a portion of its fair value risk related to the 4 5/8% Notes, on October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution with respect to $100 million principal amount (the "notional amount") of the 4 5/8% Notes. The contract calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR, determined in arrears, minus 0.28%. The agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the agreement are payable semiannually on the same date as the interest payments on the 4 5/8% Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge. During the first quarter of 2004, the Partnership saved $0.9 million and, based on LIBOR at March 31, 2003, the Partnership would save approximately $3.8 million per year compared to interest expense the Partnership would incur had the Partnership not engaged in this transaction. Changes in LIBOR, however, will impact the interest rate expense incurred in connection with the interest rate swap. For example, a 1% increase or decrease in LIBOR would increase or decrease interest expense by $1 million per year. The fair market value of the interest rate swap was an asset of approximately $3.7 million at March 31, 2004.

   The Partnership's practice with respect to hedge transactions has been to have each transaction authorized by the Board of Directors of the General Partner.

Item 4. Controls and Procedures

 (a)  Evaluation of disclosure controls and procedures.

 The management of the General Partner, with the participation of the General Partner's principal executive officer and its principal financial officer, evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the General Partner's principal executive officer and its principal financial officer concluded that the partnership's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Partnership believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

 (b)   Changes in internal controls.

 No change in the Partnership's internal control over financial reporting occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

 32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

 32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

        On February 10, 2004, the Partnership filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the fourth quarter 2003.

        On March 8, 2004, the Partnership filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing the proposed sale of the parent of the Partnership's general partner.
                            SIGNATURE




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



                              BUCKEYE PARTNERS, L.P.
                                 (Registrant)

                              By:  Buckeye Pipe Line Company,
                                    as General Partner



Date:  April 30, 2004              STEVEN C. RAMSEY
                                   ----------------
                                   Steven C. Ramsey
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)