Form 10-Q
period 2004-06-30
BUCKEYE PARTNERS L P
filed 2004-08-09
CIK 805022

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-9356

BUCKEYE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2432497

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5002 Buckeye Road P. O. Box 368 Emmaus, PA	18049

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	484-232-4000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act 12b-2. Yes ☒     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2004
Limited Partnership Units	28,739,246 Units

BUCKEYE PARTNERS, L.P.

i

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income
(In thousands, except per Unit amounts) (Unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2004	2003		2004	2003
$70,540	$66,997	Revenue	$142,301	$132,824

		Costs and expenses
32,978	32,593	Operating expenses	67,360	64,239
5,775	5,483	Depreciation and amortization	11,581	10,978
4,142	3,457	General and administrative expenses	7,617	7,339

42,895	41,533	Total costs and expenses	86,558	82,556

27,645	25,464	Operating income	55,743	50,268

		Other income (expenses)
1,813	629	Investment income	3,241	1,132
(5,538)	(4,864)	Interest and debt expense	(10,883)	(10,096)
(3,976)	(3,671)	Minority interests and other	(8,056)	(7,019)

(7,701)	(7,906)	Total other income (expenses)	(15,698)	(15,983)

$19,944	$17,558	Net income	$40,045	$34,285

$168	$148	Net income allocated to General Partner	$337	$295

$19,776	$17,410	Net income allocated to Limited Partners	$39,708	$33,990

		Weighted average units outstanding:
28,982	28,948	Basic	28,974	28,384

29,030	29,000	Assuming Dilution	29,029	28,437

		Earnings per Partnership Unit — basic:
$0.69	$0.61	Net income allocated to General and Limited Partners per Partnership Unit	$1.38	$1.21

		Earnings per Partnership Unit – assuming dilution:
$0.69	$0.61	Net income allocated to General and Limited Partners per Partnership Unit	$1.38	$1.21

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets
(In thousands) (Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$14,824	$22,723
Trade receivables	16,459	17,112
Inventories	9,284	9,212
Prepaid and other current assets	16,703	17,534

Total current assets	57,270	66,581
Property, plant and equipment, net	764,167	752,818
Goodwill	11,355	11,355
Other non-current assets	133,875	109,292

Total assets	$966,667	$940,046

Liabilities and partners’ capital
Current liabilities
Accounts payable	$8,023	$14,478
Accrued and other current liabilities	36,063	34,383

Total current liabilities	44,086	48,861
Long-term debt	480,032	450,200
Minority interests	17,761	17,796
Other non-current liabilities	44,464	45,777

Total liabilities	586,343	562,634

Commitments and contingent liabilities	—	—
Partners’ capital
General Partner	2,534	2,514
Limited Partners	379,061	376,158
Receivable from exercise of options	(923)	(912)
Accumulated other comprehensive income	(348)	(348)

Total partners’ capital	380,324	377,412

Total liabilities and partners’ capital	$966,667	$940,046

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$40,045	$34,285

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,581	10,978
Minority interests	1,759	651
Change in assets and liabilities:
Trade receivables	653	288
Inventories	(72)	(963)
Prepaid and other current assets	831	(3,548)
Accounts payable	(6,455)	(2,324)
Accrued and other current liabilities	1,669	449
Other non-current assets	(787)	797
Other non-current liabilities	(1,313)	1,182

Total adjustments from operating activities	7,866	7,510

Net cash provided by operating activities	47,911	41,795

Cash flows from investing activities:
Capital expenditures	(20,424)	(18,313)
Deposit for acquisition of pipeline and terminal assets	(26,500)	—
Net proceeds (expenditures) for disposal of property, plant and equipment	30	(210)

Net cash used in investing activities	(46,894)	(18,523)

Cash flows from financing activities:
Net proceeds from issuance of Partnership units	—	59,920
Proceeds from exercise of unit options	546	280
Distributions to minority interests	(1,794)	(1,410)
Proceeds from issuance of long-term debt	47,000	24,000
Payment of long-term debt	(17,000)	(72,000)
Paid-in capital related to pipeline project	—	1,736
Distributions to Unitholders	(37,668)	(35,452)

Net cash used in financing activities	(8,916)	(22,926)

Net (decrease) increase in cash and cash equivalents	(7,899)	346
Cash and cash equivalents at beginning of period	22,723	11,208

Cash and cash equivalents at end of period	$14,824	$11,554

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$10,378	$10,337
Capitalized interest	$244	$133
Non cash change in assets and liabilities:
Minimum pension liability	$—	$(352)
Change in fair value of long-term debt associated with a fair value hedge	$(168)	$—

See notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2003 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of June 30, 2004, along with the results of the Partnership’s operations for the three and six month periods ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

     The Partnership is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns approximately 99 percent limited partnership interests in Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”) and Buckeye Pipe Line Holdings, L.P. (“BPH”). These entities are hereinafter referred to as the “Operating Partnerships.”

     Buckeye Pipe Line Company LLC (the “General Partner”) serves as the general partner of the Partnership. As of June 30, 2004, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an approximate 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company LLC (“BMC”), which a is a wholly-owned subsidiary of Glenmoor LLC (“Glenmoor”). Approximately 80 percent of the employees that work for the Operating Partnerships are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a Services Agreement dated August 12, 1997, BMC and the General Partner reimburse Services Company for its direct and indirect expenses. These expenses are reimbursed to the General Partner by the Operating Partnerships except for certain executive compensation costs and related benefits expense.

     Until May 4, 2004, Glenmoor was owned by certain directors and members of senior management of the General Partner, trusts for the benefit of their families and certain other management employees of Services Company. On May 4, 2004, each of the General Partner, BMC and Glenmoor converted from a stock corporation into a limited liability company, and the membership interests of Glenmoor were sold to BPL Acquisition Company L.P. (“BPL Acquisition”) for approximately $235 million. BPL Acquisition is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of senior management.

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. SEGMENT INFORMATION

     During the three and six month periods ended June 30, 2004 and 2003, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other transportation segment revenues are received from storage and terminal throughput services of refined petroleum products and contract operation of third-party pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission or are under contract.

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

4. LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
4.625% Notes due June 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
Borrowings under Credit Facilities	30,000	—
Adjustment to fair value associated with hedge of fair value	32	200

Total	$480,032	$450,200

     At June 30, 2004, $30.0 million of debt was scheduled to mature on September 5, 2006, $300.0 million was scheduled to mature on June 15, 2013 and $150.0 million was scheduled to mature on August 15, 2033.

     The fair value of the Partnership’s debt was estimated to be $449 million as of June 30, 2004 and $429 million at December 31, 2003. The values at June 30, 2004 and December 31, 2003 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

     The Partnership has a $277.5 million Revolving Credit Agreement with a syndicate of banks led by SunTrust Bank that expires in September 2006. In September 2003, the Partnership entered into a 364-day Revolving Credit Agreement for $100 million with another syndicate of banks also led by SunTrust Bank. Together, the $277.5 million and $100 million agreements are referred to as the “Credit Facilities.” At June 30, 2004, the Partnership had $30 million outstanding under the Credit Facilities and at December 31, 2003, the Partnership had no amounts outstanding under the Credit Facilities.

     The Credit Facilities contain certain covenants that affect the Partnership. Generally, the Credit Facilities (a)limit outstanding indebtedness of the Partnership based on certain financial ratios contained in the Credit Facilities, (b) prohibit the Partnership from creating or incurring certain liens on its property (c) prohibit the Partnership from disposing of property that is material to its operations (d) limit consolidations, mergers and asset transfers by the Partnership. At June 30, 2004, the Partnership was in compliance with the covenants contained in the Credit Facilities.

     On October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution in order to hedge a portion of its fair value risk associated with its 4 5/8% Notes. The notional amount of the swap agreement is $100 million. The swap agreement calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The swap agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the swap agreement are payable semiannually on the same date as interest payments on the 4 5/8% Notes. The Partnership designated the swap agreement as a fair value hedge at the inception of the agreement and elected to use the short-cut method provided for in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which assumes no ineffectiveness will result from the use of the hedge.

     Interest expense in the Partnership’s income statement was reduced by $0.6 million and by $1.6 million in the three and six months ended June 30, 2004 as a result of the interest rate swap agreement. Assuming interest rates in effect at June 30, 2004, the Partnership’s annual interest expense would be reduced by approximately $2.7 million compared to interest expense that the Partnership would incur had it not entered into the swap agreement. Changes in LIBOR, however, will impact the interest expense incurred in connection with the swap agreement. A 1% increase or decrease in LIBOR would increase or decrease annual interest expense by $1 million.

     The fair values of the swap agreement at June 30, 2004 and December 31, 2003 were gains of $32,000 and $200,000, respectively, which have been reflected in other non-current assets in the accompanying consolidated balance sheets of the Partnership with a corresponding increase in the carrying value of the hedged debt.

5. PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

     Partners’ capital consists of the following:

				Accumulated
			Receivable	Other
	General	Limited	from Exercise	Comprehensive
	Partner	Partners	of Options	Income	Total
	(In thousands)
Partners’ Capital – 1/1/04	$2,514	$376,158	$(912)	$(348)	$377,412
Net income	337	39,708	—	—	40,045
Distributions	(317)	(37,351)	—	—	(37,668)
Net change in receivable from exercise of options	—	—	(11)	—	(11)
Exercise of unit options	—	546	—	—	546

Partners’ Capital – 6/30/04	$2,534	$379,061	$(923)	$(348)	$380,324

     During the six months ended June 30, 2004, Partnership net income equaled comprehensive income. During the six months ended June 30, 2003, comprehensive income was less than net income by $352,000 due to the accrual of a minimum pension liability.

     The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and six month periods ended June 30:

	Three Months Ended June 30,
	2004			2003
	Income	Units		Income	Units
	(Numer-	(Denomi-	Per Unit	(Numer-	(Denomi-	Per Unit
	ator)	nator)	Amount	ator)	nator)	Amount
	(In thousands, except per unit amounts)
Net income	$19,944			$17,558

Basic earnings per Partnership Unit	19,944	28,982	$0.69	17,558	28,948	$0.61
Effect of dilutive securities – options	—	48	—	—	52	—

Diluted earnings per Partnership Unit	$19,944	29,030	$0.69	$17,558	29,000	$0.61

	Six Months Ended June 30,
	2004			2003
	Income	Units		Income	Units
	(Numer-	(Denomi-	Per Unit	(Numer-	(Denomi-	Per Unit
	ator)	nator)	Amount	ator)	nator)	Amount
	(In thousands, except per unit amounts)
Net income	$40,045			$34,285

Basic earnings per Partnership Unit	40,045	28,974	$1.38	34,285	28,384	$1.21
Effect of dilutive securities – options	—	55	—	—	53	—

Diluted earnings per Partnership Unit	$40,045	29,029	$1.38	$34,285	28,437	$1.21

6. CASH DISTRIBUTIONS

     The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

     On July 29, 2004, the Partnership declared a cash distribution of $0.6625 per unit payable on August 31, 2004 to Unitholders of record on August 9, 2004. The total distribution will amount to approximately $19,201,000.

7. RELATED PARTY ACCRUED CHARGES

     Accrued and other current liabilities include $4,027,000 and $4,780,000 due to the General Partner for payroll and other reimbursable costs at June 30, 2004 and December 31, 2003, respectively.

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

     If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership’s net income and earnings per share would have been as indicated by the proforma amounts below:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
		(in thousands, except per unit amounts)
Net income as reported		$19,944	$17,558	$40,045	$34,285
Stock-based employee compensation cost included in net income		—	—	—	—
Stock-based employee compensation cost that would have been included in net income under the fair value method		(76)	(66)	(131)	(116)

Pro forma net income as if the fair value method had been applied to all awards		$19,868	$17,492	$39,914	$34,169

Basic earnings per unit	As reported	$0.69	$0.61	$1.38	$1.21
	Pro forma	$0.69	$0.60	$1.38	$1.20
Diluted earnings per unit	As reported	$0.69	$0.61	$1.38	$1.21
	Pro forma	$0.68	$0.60	$1.37	$1.20

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

     In the three months ended June 30, 2004 and 2003, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
	(In thousands)
Components of net periodic benefit cost
Service cost	$194	$140	$193	$141
Interest cost	209	181	652	488
Expected return on plan assets	(135)	(81)	—	—
Amortization of unrecognized transition asset	—	(24)	—	—
Amortization of prior service benefit	(108)	(77)	(79)	(114)
Amortization of unrecognized losses	138	134	171	60

Net periodic benefit cost	$298	$273	$937	$575

     In the six months ended June 30, 2004 and 2003, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
	(In thousands)
Service cost	$438	$345	$385	$283
Interest cost	472	446	1,305	976
Expected return on plan assets	(305)	(199)	—	—
Amortization of unrecognized transition asset	—	(59)	—	—
Amortization of prior service benefit	(244)	(191)	(158)	(228)
Amortization of unrecognized losses	312	330	343	119

Net periodic benefit cost	$673	$672	$1,875	$1,150

     The Partnership previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1,905,000 to the retirement income guarantee plan in 2004. As of June 30, 2004, approximately $376,000 of this amount had been contributed.

10. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities (“FIN 46”), which was subsequently modified and reissued in December 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics. FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004. The adoption of the provisions of FIN 46 has not had a material effect on the Partnership’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries’ consolidated financial statements. The Partnership will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS No. 150 did not have a material impact on the Partnership’s consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (as revised) requires additional disclosures regarding pensions and postretirement benefits beyond those previously required in the original version of SFAS No. 132. SFAS No. 132 (revised 2003) was effective for fiscal years and interim periods ending after December 15, 2003, except for certain provisions which generally are not applicable to the Partnership. The Partnership has adopted the provisions of SFAS No. 132 (revised 2003) and has included the appropriate disclosures in the Partnership’s consolidated financial statements.

     In May 2004, the staff of the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded Staff Position 106-1 issued in January 2004. The purpose of FASB Staff Position No. 106-2 is to provide guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor’s calculation of retiree medical liabilities. There are significant uncertainties about how this Federal legislation will ultimately affect plan sponsors’ liabilities with respect to retiree medical costs.

     FASB Staff Position 106-2, which is effective for the first period beginning after June 15, 2004, generally requires plan sponsors, like the Partnership, to determine the effects of the recent Federal legislation and, if significant, to record those effects as an actuarial experience gain in the retiree medical benefits cost included in its financial statements. As permitted under FASB Staff Position 106-1, the Partnership had elected to defer accounting recognition of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on how to account for the Act had been issued. The Partnership intends to measure the effects of the Act in the third quarter of 2004 and to record those effects prospectively, as permitted by FASB Staff Position 106-2, commencing July 1, 2004. Accordingly, because the Partnership has not yet determined the effects of the Act on measures related to the Accumulated Benefit Obligation and net periodic postretirement benefit cost, the effects of the Act are not reflected in the Partnership’s financial statements for the three and six month periods ended June 30, 2004.

11. SUBSEQUENT EVENT

     On July 1, 2004, the Partnership announced that it had signed a definitive agreement to purchase certain refined petroleum products pipelines and terminal assets located in the Midwestern United States from affiliates of Shell Oil Company for approximately $530 million (the “Shell Asset Purchase”). The assets consist of five pipelines totaling approximately 900 miles, eight terminals served by these pipelines and 14 active and three inactive terminals served by other refined products pipelines in the region.

     The Shell Asset Purchase is subject to customary regulatory approvals and closing conditions. The transaction is scheduled to close approximately October 1, 2004.

     Financial commitments for the transaction have been obtained from SunTrust Bank for a $400 million 5-year revolving credit facility and a $300 million 364-day bridge loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Products transported by the Operating Partnerships include primarily gasoline, jet fuel, diesel fuel, heating oil, kerosene and liquid petroleum gases (“LPGs”). Revenues generated in these activities are generally a function of the volumes of products transported and the tariffs or transportation fees charged for such transportation. Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, overall and regional demand for refined petroleum products, seasonal factors and regulation.

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

     Buckeye Pipe Line Company LLC (the “General Partner”) serves as the general partner of the Partnership. As of June 30, 2004, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Partnership, for an approximate 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company LLC (“BMC”), which is a wholly-owned subsidiary of Glenmoor LLC (“Glenmoor”). Until May 4, 2004, Glenmoor was owned by certain directors and members of senior management of the General Partner, trusts for the benefit of their families and certain other management employees of Buckeye Pipe Line Services Company (“Services Company”).

     On May 4, 2004, each of the General Partner, BMC and Glenmoor converted from a stock corporation into a limited liability company, and the member interests of Glenmoor were sold to BPL Acquisition Company L.P. (“BPL Acquisition”) for approximately $235 million. BPL Acquisition is a limited partnership formed by Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain continuing members of Glenmoor and Services management. Sources of the purchase price were a $100 million term loan from a syndicate of financial institutions led by Goldman Sachs Credit Partners L.P. and equity contributions from Carlyle/Riverstone and the management employees.

   Recent Developments

     On July 1, 2004, the Partnership signed a definitive agreement to purchase certain refined petroleum products pipelines and terminal assets located in the Midwestern United States from affiliates of Shell Oil Company for approximately $530 million (the “Shell Asset Purchase”). The assets consist of five pipelines totaling approximately 900 miles, eight terminals served by these pipelines and 14 active and three inactive terminals served by other refined products pipelines in the region.

     The Shell Asset Purchase is subject to customary regulatory approvals and closing conditions. The transaction is scheduled to close approximately October 1, 2004.

     Financial commitments for the transaction have been obtained from SunTrust Bank for a $400 million 5-year revolving credit facility and a $300 million 364-day bridge loan.

Results of Operations

   Second Quarter

     Revenues for the quarters ended June 30, 2004 and 2003 were as follows:

	Revenues
	2004	2003
	(In thousands)
Pipeline transportation	$58,710	$56,193
Terminalling, storage and rentals	7,306	6,821
Contract operations	4,524	3,983

Total	$70,540	$66,997

     Total revenue for the quarter ended June 30, 2004 was $70.5 million, $3.5 million, or 5.3 percent, greater than revenue of $67.0 million for the same period of 2003.

     Revenue from pipeline transportation was $58.7 million for the three months ended June 30, 2004 compared to $56.2 million for the three months ended June 30, 2003. The increase in transportation revenue was the result of:

•	a 2.8% average tariff rate increase effective May 1, 2004;

•	increased distillate transportation revenue of $0.8 million due to a 5.9% increase in distillate volumes delivered;

•	increased jet fuel transportation revenue of $0.6 million due to a 7.8% increase in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports increased by 13.5% and were partially offset by declines in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions;

•	increased LPG transportation revenue of $0.3 million due to a 5.9% increase in LPG volumes delivered; and

•	decreased gasoline transportation revenue of $0.2 million on a 0.7% decline in gasoline volumes delivered. Gasoline shipments were negatively impacted by the steep rise in gasoline prices during the quarter.

     Terminalling, storage and rental revenues of $7.3 million for the three months ended June 30, 2004 increased by $0.5 million, or 6.6 percent, from the comparable period in 2003. The increase reflects additional rental revenues associated with pipelines and storage along with additional throughput revenues from terminalling services.

     Contract operations services generated revenues of $4.5 million for the three months ended June 30, 2004, an increase of $0.5 million compared to the second quarter of 2003. The increase in revenue for the three months ended June 30, 2004 over the comparable period in 2003 resulted from additional pipeline construction contract activity and was partially offset by a decline in pipeline operation revenues.

     Costs and expenses for the three month periods ended June 30, 2004 and 2003 were as follows:

	Costs and Expenses
	2004	2003
	(In thousands)
Payroll and payroll benefits	$13,639	$13,392
Depreciation and amortization	5,775	5,483
Operating power	5,327	5,343
Outside services	4,776	5,616
Property and other taxes	2,856	2,842
All other	10,522	8,857

Total	$42,895	$41,533

     Payroll and payroll benefits were $13.6 million in the second quarter of 2004, an increase of $0.2 million compared to the second quarter of 2003. Increases in salaries and wages of $0.5 million, which resulted principally from higher wage rates, and increases in benefits costs of $0.5 million, principally due to increases in retiree medical cost accruals, were mostly offset by increases in capitalized payroll and benefits of $0.8 million resulting from increased charges to capital projects by internal personnel.

     Depreciation and amortization expense was $5.8 million in the second quarter of 2004, an increase of $0.3 million from the second quarter of 2003 due to $0.2 million of depreciation on the crude butadiene pipeline in Texas that was completed in March 2003 (the “Sabina Pipeline”), and other capital additions to the Partnership’s pipeline and terminalling assets of $0.1 million.

     Operating power costs were $5.3 million in the three months ended June 30, 2004 essentially unchanged from the three months ended June 30, 2003. Operating power consists primarily of electricity required to operate pumping facilities.

     Outside services costs decreased $0.8 million from $5.6 million in the second quarter of 2003 to $4.8 million in the second quarter 2004 as a result of timing delays in these activities in 2004. Outside services costs consist principally of third-party contract services for maintenance activities.

     All other costs were $10.5 million in the three months ended June 30, 2004, an increase of $1.7 million compared to $8.8 million in the same period in 2003. The increase reflects additional costs associated with construction management activities at Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”) of $1.0 million and additional casualty and insurance costs of $0.7 million.

     Other income (expenses) for the three month periods ended June 30, 2004 and 2003 was as follows:

	Other Income (Expenses)
	2004	2003
	(In thousands)
Investment income	$1,813	$629
Interest and debt expense	(5,538)	(4,864)
Minority interests and other	(3,976)	(3,671)

Total	$(7,701)	$(7,906)

     Investment income in the second quarter of 2004 of $1.8 million increased by $1.2 million over the second quarter of 2003 as a result of equity income from the Partnership’s 20% interest in West Texas LPG Pipe Line, L.P., which was acquired in August 2003, and increased earnings from the Partnership’s interest in West Shore Pipe Line Company. In September 2003, the Partnership increased its interest in West Shore to approximately 25% from 18% previously.

     Interest expense was $5.5 million in the three months ended June 30, 2004, an increase of $0.7 million from $4.8 million in the three months ended June 30, 2003. The increase was caused by higher average debt balances in the second quarter of 2004 resulting in an increase of $1.1 million, partially offset by a reduction in the average interest rates on outstanding debt, resulting in a decrease of $0.4 million, as a result of the capital markets activities undertaken by the Partnership in 2003.

     Minority interest and other of $4.0 million in the second quarter of 2004 increased by $0.3 million over the first quarter of 2003 as a result of increased minority interest expense of $0.2 million and higher incentive payments to the General Partner of $0.1 million.

   Six Months

Revenues for the six months ended June 30, 2004 and 2003 were as follows:

	Revenues
	2004	2003
	(In thousands)
Pipeline transportation	$117,270	$111,206
Terminalling, storage and rentals	15,220	13,337
Contract operations	9,811	8,281

Total	$142,301	$132,824

     Total revenue for the six months ended June 30, 2004 was $142.3 million, $9.5 million, or 7.1 percent, greater than revenue of $132.8 million for the same period of 2003.

     Revenue from pipeline transportation was $117.3 million for the six months ended June 30, 2004 compared to $111.2 million for the six months ended June 30, 2003. Transportation revenue increased across all product grades delivered by the Partnership. The increase in transportation revenue was the result of:

•	a 2.8% average tariff rate increase effective May 1, 2004 and a 2.4% average tariff rate increase effective May 1, 2003;

•	increased gasoline transportation revenue of $2.1 million due to increases in longer haul moves to the upstate New York area and tariff rate increases. Overall gasoline volumes delivered declined by 0.6%;

•	increased distillate transportation revenue of $2.7 million due to a 6.6% increase in distillate volumes delivered;

•	increased jet fuel transportation revenue of $0.9 million due to a 4.2% increase in jet fuel volumes delivered. Deliveries to the New York City airports (LaGuardia, JFK and Newark) increased by 8.7% and were partially offset by declines in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions; and

•	increased LPG transportation revenue of $0.8 million due to an 18.2% increase in LPG volumes delivered.

     Terminalling, storage and rental revenues of $15.2 million for the six months ended June 30, 2004 increased by $1.9 million, or 14.1 percent, from the comparable period in 2003. The increase reflects additional rental revenues associated with pipelines and storage along with additional throughput revenues from terminalling services.

     Contract operations services generated revenues of $9.8 million for the six months ended June 30, 2004, an increase of $1.5 million compared to the first six months of 2003. The increase in revenue for the six months ended June 30, 2004 over the comparable period in 2003 resulted from additional pipeline construction contract activity and was partially offset by a decline in pipeline operation revenues.

     Costs and expenses for the six month periods ended June 30, 2004 and 2003 were as follows:

	Costs and Expenses
	2004	2003
	(In thousands)
Payroll and payroll benefits	$28,593	$26,682
Depreciation and amortization	11,581	10,978
Operating power	11,180	10,612
Outside services	8,927	10,594
Property and other taxes	5,783	5,688
All other	20,494	18,002

Total	$86,558	$82,556

     Payroll and payroll benefits increased to $28.6 million in the first six months of 2004, or $1.9 million over the $26.7 incurred in the first six months of 2003. Increases in salaries and wages of $1.1 million, resulting principally from increases in wage rates were coupled with increases in employee benefits of $1.6 million, partially offset by increases in capitalized salaries and benefits of $0.8 million resulting from increased charges of internal personnel to capital projects.

     Depreciation and amortization expense increased $0.6 million to $11.6 million in the first half of 2004 due to depreciation on the Sabina Pipeline of $0.4 million, and other capital additions to the Partnership’s pipeline and terminalling assets of $0.2 million.

     Operating power costs of $11.2 million in the first half of 2004 were $0.6 million higher than the same period in 2003 as a result of increased pipeline transportation volumes, partially offset by lower power costs in the Partnership’s contract operations.

     Outside services costs were $8.9 million the first six months of 2004, or $1.7 million less than the same period in 2003, as the Partnership’s activity in these areas was reduced by timing delays in the scheduling of certain maintenance activities.

     All other costs were $20.5 million, an increase of $2.5 million, in the first half of 2004 compared to the first half of 2003. This increase resulted from additional costs associated with construction activity at BGC of $1.9 million and additional casualty and insurance costs of $1.0 million, partially offset by reduced materials and communications costs.

     Other income (expenses) for the three month periods ended June 30, 2004 and 2003 was as follows:

	Other Income (Expenses)
	2004	2003
	(In thousands)
Investment income	$3,241	$1,132
Interest and debt expense	(10,883)	(10,096)
Minority interests and other	(8,056)	(7,019)

Total	$(15,698)	$(15,983)

     Investment income in the first six months of 2004 of $3.2 million increased by $2.1 million over the first six months of 2003 as a result of equity income from the Partnership’s 20 percent interest in West Texas LPG Pipe Line, L.P., and increased earnings from the Partnership’s interest in West Shore.

     Interest expense was $10.9 million in the six months ended June 30, 2004, an increase of $0.8 million from $10.1 million in the six months ended June 30, 2003. The increase was caused by higher average debt balances in the first half of 2004 partially offset by a reduction in the average interest rates on outstanding debt as a result of the capital markets activities undertaken by the Partnership in 2003.

     Minority interest and other of $8.0 million in the first six months of 2004 increased by $1.0 million over the second quarter of 2003 as a result of increased minority interest expense of $0.4 million and higher incentive payments to the General Partner of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership’s financial condition at March 31, 2004 and December 31, 2003 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	6/30/04	12/31/03
Current ratio (1)	1.3 to 1	1.4 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.7 to 1	0.8 to 1
Working capital — in thousands (2)	$13,184	$17,720
Ratio of total debt to total capital (3)	.56 to 1	.54 to 1
Book value (per Unit) (4)	$13.12	$13.03

(1)	current assets divided by current liabilities

(2)	current assets minus current liabilities

(3)	long-term debt divided by long-term debt plus total partners’ capital

(4)	total partners’ capital divided by Units outstanding at the end of the period.

     During the first six months of 2004, the Partnership’s principal sources of liquidity were cash from operations and borrowings under its lines of credit. The Partnership’s principal uses of cash are capital expenditures, investments and acquisitions and distributions to unitholders.

     At June 30, 2004, the Partnership had $480.0 million in outstanding long-term debt, which includes $300 million of 4 5/8% Notes due 2013 and $150.0 million of 6 3/4% Notes due 2033. The Partnership also has a 5-year $277.5 million Revolving Credit Agreement which was entered into in September 2001 with a syndicate of banks led by SunTrust Bank and a $100 million 364-day Revolving Credit Agreement entered into in September 2003 with another syndicate of banks also led by SunTrust Bank (together, the “Credit Facilities”). At June 30, 2004, $30.0 million was outstanding under the Credit Facilities, at a weighted average interest rate of 4.0 percent. Borrowings under the Credit Facilities bear interest at SunTrust Bank’s base rate or, at the Partnership’s option, a rate based on LIBOR. The Credit Facilities permit borrowings up to $377.5 million, subject to certain limitations contained in the Credit Facility agreements. The Partnership is in the process of replacing the existing credit facilities with a new agreement which is expected to consist of a $400.0 million 5-year revolving credit facility with a one-time option to expand the facility to $550.0 million. Terms of the agreement are expected to be similar to the existing Credit Facilities. The Partnership expects to close on this new facility in the third quarter of 2004.

     The Credit Facilities contain covenants which (a) limit outstanding indebtedness of the Partnership based on certain financial ratios, (b) prohibit the Partnership from creating or incurring certain liens on its property, (c) prohibit the Partnership from disposing of property which is material to its operations and (d) limit consolidation, merger and asset transfers by the Partnership. These covenants apply to the Partnership and all of its direct and substantially all of its indirect subsidiaries. At June 30, 2004, the Partnership and its subsidiaries were in compliance with these covenants.

     In order to hedge a portion of its fair value risk related to the 4 5/8% Notes, on October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution with respect to $100 million principal amount (the “notional amount”) of the 4 5/8% Notes. The contract calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month London Interbank Offered Rate (“LIBOR”), determined in arrears, minus 0.28%. The agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the agreement are payable semiannually on the same date as the interest payments on the 4 5/8% Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge. During the second quarter and first half of 2004, the Partnership saved $0.6 million and $1.9 million, respectively, and based on LIBOR at June 30, 2004, the Partnership would save approximately $2.7 million per year compared to interest expense the Partnership would incur had the Partnership not engaged in this transaction. Changes in LIBOR, however, will impact the interest expense incurred in connection with the interest rate swap. For example, a 1% increase or decrease in LIBOR would increase or decrease interest expense by $1 million per year. The fair market value of the interest rate swap was an asset of approximately $32,000 at June 30, 2004.

     In order to ensure the Partnership’s ability to complete the proposed acquisition of pipeline and terminal assets from affiliates of Shell Oil Company for approximately $530 million, the Partnership obtained commitments from SunTrust Bank for a $400.0 million revolving credit facility (with a one-time expansion feature to $550.0 million) and a $300.0 million 364-day credit facility (the “bridge loan”).

     Upon the completion of the acquisition of the pipeline and terminal assets, the Partnership intends to refinance the bridge loan and a portion of the amounts borrowed under its Credit Facilities on a permanent basis, through the issuance of a combination of long-term debt and equity securities. On July 28, 2004, the Partnership’s shelf registration statement filed with the Securities and Exchange Commission for up to $1.0 billion of debt and equity securities was declared effective. Actual issuances of debt and equity securities will be subject to capital market terms and conditions.

Cash Flows from Operations

     The components of cash flows from operations for the six months ended June 30, 2004 are as follows:

	Cash Flows from
	Operations
	2004	2003
	(In thousands)
Net income	$40,045	$34,285
Depreciation and amortization	11,581	10,978
Minority interests	1,759	651
Changes in current assets and liabilities	(3,374)	(6,098)
Changes in other assets and liabilities	(2,100)	1,979

Total	$47,911	$41,795

     Cash flows from operations were $47.9 million in the first six months of 2004, an increase of $6.1 million from the first six months of 2003, principally due to higher net income in the current year. Adjustments to reconcile net income to net cash provided by operating activities totaled $7.9 million in the first six months of 2004 compared to $7.5 million in 2003. In 2004, these adjustments consisted of increases related to depreciation and amortization of $11.6 million, and minority interest of $1.8 million, partially offset by decreases related to changes in current assets and liabilities of $3.4 million and noncurrent assets and liabilities of $2.1 million. The decrease from current assets and liabilities resulted principally from certain outstanding insurance payments made during the last two weeks of 2003 which did not clear cash accounts until early January 2004. The decrease in noncurrent assets and liabilities resulted from increases in certain insurance receivables. In 2003, these adjustments consisted of increases related to depreciation and amortization of $11.0 million, minority interests of $0.7 million and changes in noncurrent assets and liabilities of $2.0 million, partially offset by reductions caused by changes in current assets and liabilities of $6.1 million. The change in current assets and liabilities principally reflected increases in prepaid expenses and reductions in accounts payable.

Cash Flows from Investing Activities

     Cash used in investing activities totaled $46.9 million in the first six months of 2004 compared to $18.5 million in the same period of 2003, an increase of $28.4 million. On June 30, 2004, the Partnership paid a $26.5 million deposit to affiliates of Shell Oil Company in conjunction with the Shell Asset Purchase. The remainder of the increase of $1.9 million related principally to the acceleration of expansion and capacity projects in the Partnership’s pipeline operations.

Cash Flows from Financing Activities

     During the first six months of 2004, the Partnership borrowed $47 million under its Credit Facilities and repaid $17 million. The net increase of $30 million related principally to the $26.5 million deposit paid on June 30, 2004 for the Shell Asset Purchase as well as a portion of the Partnership’s expansion capital program. The $26.5 million deposit will be credited against the purchase price at the closing of the Shell Asset Purchase. In the event that the final closing cannot be completed, the $26.5 million deposit will be returned to the Partnership provided that the Partnership satisfies all pre-closing conditions. In February 2003, the Partnership completed a public offering of 1,750,000 LP units for net proceeds of approximately $60.0 million in cash proceeds. The cash proceeds from that offering were used to reduce amounts outstanding under the Credit Facilities at that time. Distributions to unitholders totaled $37.7 million in the first six months of 2004, compared to $35.5 million in the first six months of 2003. The increase in distributions resulted from an increase in the quarterly distribution rate to $0.65 per unit in each of the first and second quarters of 2004 compared to $0.625 per unit and $0.6375 per unit in the first and second quarters of 2003, respectively, as well as additional units outstanding, principally as a result of the February 2003 LP unit offering.

OTHER MATTERS

Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities (“FIN 46”), which was subsequently modified and reissued in December 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics. FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004. The adoption of the provisions of FIN 46 has not had a material effect on the Partnership’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries’ consolidated financial statements. The Partnership will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS No. 150 did not have a material impact on the Partnership’s consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (as revised) requires additional disclosures regarding pensions and postretirement benefits beyond those previously required in the original version of SFAS No. 132. SFAS No. 132 (revised 2003) was effective for fiscal years and interim periods ending after December 15, 2003, except for certain provisions which generally are not applicable to the Partnership. The Partnership has adopted the provisions of SFAS No. 132 (revised 2003) and has included the appropriate disclosures in the Partnership’s consolidated financial statements.

     In May 2004, the staff of the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded Staff Position 106-1 issued in January 2004. The purpose of FASB Staff Position No. 106-2 is to provide guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor’s calculation of retiree medical liabilities. There are significant uncertainties about how this Federal legislation will ultimately affect plan sponsors’ liabilities with respect to retiree medical costs.

     FASB Staff Position 106-2, which is effective for the first period beginning after June 15, 2004, generally requires plan sponsors, like the Partnership, to determine the effects of the recent Federal legislation and, if significant, to record those effects as an actuarial experience gain in the retiree medical benefits cost included in its financial statements. As permitted under FASB Staff Position 106-1, the Partnership had elected to defer accounting recognition of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on how to account for the Act had been issued. The Partnership intends to measure the effects of the Act in the third quarter of 2004 and to record those effects prospectively, as permitted by FASB Staff Position 106-2, commencing July 1, 2004. Accordingly, because the Partnership has not yet determined the effects of the Act on measures related to the Accumulated Benefit Obligation and net periodic postretirement benefit cost, the effects of the Act are not reflected in the Partnership’s financial statements for the three and six month periods ended June 30, 2004.

Forward Looking Statements

     The information contained above in this Management’s Discussion and Analysis and elsewhere in this Report on Form 10-Q includes “forward-looking, statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” ‘will,” or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations or contain projections. Specific factors which could cause actual results to differ from those in the forward-looking statements include: (1) price trends and overall demand for refined petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (3) liability for environmental claims; (4) security issues affecting our assets, including, among others, potential damage to our assets caused by acts of war or terrorism; (5) unanticipated capital expenditures and operating expenses to repair or replace our assets; (6)

availability and cost of insurance on our assets and operations; (7) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (8) expansion in the operations of our competitors; (9) our ability to integrate any acquired operations into our existing operations; (10) shut-downs or cutbacks at major refineries that use our services; (11) deterioration in our labor relations; (12) changes in real property tax assessments; (13) disruptions to the air travel system; and (14) interest rate fluctuations and other capital market conditions.

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

Market Risk – Trading Instruments

     Currently the Partnership has no derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk – Other than Trading Instruments

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

     At June 30, 2004, the Partnership had total debt of $480 million, consisting of $300 million of its 4 5/8% Notes, $150 million of its 6 3/4% Notes and $30.0 million outstanding under the Credit Facilities. The fair value of these obligations at June 30, 2004 was approximately $449 million. The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $40 million.

     In order to hedge a portion of its fair value risk related to the 4 5/8% Notes, on October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution with respect to $100 million principal amount (the “notional amount”) of the 4 5/8% Notes. The contract calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR, determined in arrears, minus 0.28%. The agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the agreement are payable semiannually on the same date as the interest payments on the 4 5/8% Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge. During the three and six months ended June 30, 2004, the Partnership saved $0.6 million and $1.6 million, respectively and, based on LIBOR at June 30, 2004, the Partnership would save approximately $2.7 million per year compared to interest expense the Partnership would incur had the Partnership not engaged in this transaction. Changes in LIBOR, however, will impact the interest expense incurred in connection with the interest rate swap. For example, a 1% increase or decrease in LIBOR would increase or decrease interest expense by $1 million per year. The fair market value of the interest rate swap was an asset of approximately $32,000 at June 30, 2004.

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

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Purchase and Sale Agreement dated June 30, 2004 between Shell Pipeline Company, L.P. (and certain affiliates) and Buckeye Partners, L.P.

10.2 Description of Severance Arrangements for Stephen C. Muther contained in the Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004, by and among Stephen C. Muther and Glenmoor LLC.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

     On April 30, 2004, the Partnership filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the first quarter 2004.

     On May 4, 2004, the Partnership filed a Current Report on Form 8-K for the purpose of announcing the change in control of the General Partner as well as the refinancing of the ESOP debt of Services Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye Pipe Line Company LLC as General Partner

Date: August 9, 2004	By:	STEVEN C. RAMSEY

Steven C. Ramsey Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)