Form 10-Q
period 2004-09-30
BUCKEYE PARTNERS L P
filed 2004-11-05
CIK 805022

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                       to                                       .

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act 12b-2.   Yes   ☒     No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2004

Limited Partnership Units	34,278,746 Units

BUCKEYE PARTNERS, L.P.

i

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$82,011	$69,990	$224,312	$202,814

Costs and expenses
Operating expenses	41,842	31,446	109,202	95,685
Depreciation and amortization	5,843	5,935	17,424	16,913
General and administrative expenses	4,447	3,640	12,064	10,979

Total costs and expenses	52,132	41,021	138,690	123,577

Operating income	29,879	28,969	85,622	79,237

Other income (expenses)
Investment income	1,500	1,311	4,741	2,443
Interest and debt expense	(6,408)	(7,082)	(17,291)	(17,178)
Premium paid on retirement of long-term debt	—	(45,464)	—	(45,464)
General Partner incentive compensation	(3,352)	(3,055)	(9,761)	(8,821)
Minority interests and other	(987)	(542)	(2,634)	(1,795)

Total other income (expenses)	(9,247)	(54,832)	(24,945)	(70,815)

Net income (loss)	$20,632	$(25,863)	$60,677	$8,422

Net income (loss) allocated to General Partner	$177	$(237)	$514	$58
Net income (loss) allocated to Limited Partners	$20,455	$(25,626)	$60,163	$8,364
Weighted average units outstanding:
Basic	28,991	28,953	28,980	28,576

Assuming Dilution	29,047	28,953	29,041	28,631

Earnings (loss) per Partnership Unit — basic:
Net income (loss) allocated to General and Limited Partners per Partnership Unit	$0.71	$(0.89)	$2.09	$0.29

Earnings (loss) per Partnership Unit — assuming dilution:
Net income (loss) allocated to General and Limited Partners per Partnership Unit	$0.71	$(0.89)	$2.09	$0.29

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$20,838	$22,723
Trade receivables	18,494	17,112
Construction and pipeline relocation receivables	13,264	4,963
Inventories	9,447	9,212
Prepaid and other current assets	14,473	12,571

Total current assets	76,516	66,581
Property, plant and equipment, net	777,763	752,818
Goodwill	11,355	11,355
Other non-current assets	137,538	107,142

Total assets	$1,003,172	$937,896

Liabilities and partners’ capital
Current liabilities
Accounts payable	$14,947	$14,478
Accrued and other current liabilities	29,902	34,383

Total current liabilities	44,849	48,861
Long-term debt	509,818	448,050
Minority interests	17,965	17,796
Other non-current liabilities	47,546	45,777

Total liabilities	620,178	560,484

Commitments and contingent liabilities	—	—
Partners’ capital
General Partner	2,549	2,514
Limited Partners	381,044	376,158
Receivable from exercise of options	(599)	(912)
Accumulated other comprehensive income	—	(348)

Total partners’ capital	382,994	377,412

Total liabilities and partners’ capital	$1,003,172	$937,896

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$60,677	$8,422

Adjustments to reconcile net income to net cash provided by operating activities:
Premium paid on retirement of long-term debt	—	45,464
Depreciation and amortization	17,424	16,913
Minority interests	2,746	2,008
Change in assets and liabilities, net of acquisitions:
Trade receivables	(1,382)	2,896
Construction and pipeline relocation receivables	(8,301)	(968)
Inventories	(235)	(1,481)
Prepaid and other current assets	(1,902)	(3,607)
Accounts payable	469	(1,989)
Accrued and other current liabilities	(4,168)	3,229
Other non-current assets	(4,529)	830
Other non-current liabilities	2,117	1,079

Total adjustments to net income	2,239	64,374

Net cash provided by operating activities	62,916	72,796

Cash flows from investing activities:
Capital expenditures	(42,405)	(27,866)
Investment in West Texas LPG Pipeline, Limited Partnership	—	(28,500)
Investment in West Shore Pipe Line Company	—	(7,488)
Acquisitions expenditures for Midwest pipelines and terminals	(27,926)	—
Net proceeds from (expenditures for) disposal of property, plant and equipment	3,863	(393)

Net cash used in investing activities	(66,468)	(64,247)

Cash flows from financing activities:
Net proceeds from issuance of Partnership units	—	59,936
Proceeds from exercise of unit options	1,113	490
Distributions to minority interests	(2,577)	(2,367)
Proceeds from issuance of long-term debt	77,000	474,000
Payment of long-term debt	(17,000)	(429,000)
Premium paid on retirement of long-term debt	—	(45,464)
Payment of debt issuance fees	—	(5,731)
Paid-in capital related to pipeline project	—	1,736
Distributions to Unitholders	(56,869)	(53,910)

Net cash provided by (used in)financing activities	1,667	(310)

Net(decrease)increase in cash and cash equivalents	(1,885)	8,239
Cash and cash equivalents at beginning of period	22,723	11,208

Cash and cash equivalents at end of period	$20,838	$19,447

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$23,567	$14,269
Capitalized interest	$514	$301
Non cash change in assets and liabilities:
Minimum pension liability	$348	$(352)
Change in fair value of long-term debt associated with a fair value hedge	$1,628	$—
Amortization of debt discount	$140	$—

See notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2003 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of September 30, 2004, along with the results of the Partnership’s operations for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. Certain amounts in 2003 have been reclassified to conform to the 2004 presentation.

     Commencing in the third quarter of 2004, the Partnership reclassified revenues related to a jet fuel supply arrangement and an operating services contract on a gross basis, rather than the net-of-cost basis previously used. This reclassification, which had no effect on operating income or net income, increased both revenues and operating expenses by $1.2 million with respect to the jet fuel supply arrangement and $2.8 million with respect to the operating services contract for the three and nine months ended September 30, 2004. Prior periods in 2004 and 2003 were not reclassified.

     The Partnership is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership owns approximately 99 percent of the limited partnership interests in Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”) and Buckeye Pipe Line Holdings, L.P. (“BPH”). These entities are hereinafter referred to as the “Operating Partnerships.”

     Buckeye Pipe Line Company LLC (the “General Partner”) serves as the general partner of the Partnership. As of September 30, 2004, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each of the Operating Partnerships, for an approximate 2 percent interest in the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye Management Company LLC (“BMC”), which is a wholly-owned subsidiary of Glenmoor LLC (“Glenmoor”). Approximately 80 percent of the employees that work for the Operating Partnerships are employed by Buckeye Pipe Line Services Company (“Services Company”), which owns an approximate 8 percent limited partnership interest in the Partnership. Pursuant to an Amended and Restated Services Agreement dated May 4, 2004, BMC and the General Partner reimburse Services Company for its direct and indirect expenses. These expenses are reimbursed to the General Partner by the Operating Partnerships except for certain executive compensation costs and related benefits expense.

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

2. SEGMENT INFORMATION

     During the three and nine month periods ended September 30, 2004 and 2003, the Partnership had one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Other transportation segment revenues are received from storage and terminal throughput services of refined petroleum products and contract operation of third-party pipelines. Revenues from the transportation segment are, for the most part, subject to regulation by the Federal Energy Regulatory Commission.

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

Environmental

     Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Partnerships or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Partnerships and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs, to be borne by the Operating Partnerships relating to these clean-up sites, cannot be reasonably estimated and could be material. With respect to certain sites, however, the Operating Partnership involved is one of several or as many as several hundred potentially responsible parties that would share in the total costs of clean-up under the principle of joint and several liability. The General Partner is unable to determine the timing or outcome of pending proceedings.

4. LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
4.625% Notes due June 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
Borrowings under credit facility	60,000	—
Less: Unamortized discount	(2,010)	(2,150)
Adjustment to fair value associated with hedge of fair value	1,828	200

Total	$509,818	$448,050

     At September 30, 2004, $60.0 million of debt was scheduled to mature on August 6, 2009, $300.0 million was scheduled to mature on June 15, 2013 and $150.0 million was scheduled to mature on August 15, 2033.

     The fair value of the Partnership’s debt was estimated to be $497 million as of September 30, 2004 and $429 million at December 31, 2003. The values at September 30, 2004 and December 31, 2003 were calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

     On August 6, 2004, the Partnership entered into a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank. The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. The Credit Facility replaced a $277.5 million 5-year credit facility that would have expired in September 2006 and a $100 million 364-day credit facility that would have expired in September 2004. Borrowings under the Credit Facility are guaranteed by certain of our subsidiaries. The Credit Facility matures on August 6, 2009.

     Borrowings under the Credit Facility bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5 percent at September 30, 2004, will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At September 30, 2004, the weighted average interest rate of borrowings under the Credit Facility was 2.32 percent.

     The Credit Facility contains covenants and provisions which affect the Partnership including covenants and provisions that:

•	Restrict the Partnership and certain of its subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•	Prohibit the Partnership and certain of its subsidiaries from creating or incurring certain liens on its property;

•	Prohibit the partnership and certain of its subsidiaries from disposing of property material to its operations;

•	Limit consolidations, mergers and asset transfers by the Partnership and certain of its subsidiaries.

     The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”. The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries(including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.

     In connection with the Partnership’s acquisition of certain pipeline and terminal assets from affiliates of Shell Oil Products, U.S. (“Shell”) on October 1, 2004 (see Note 11), the Credit Facility provided for a one-time increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of this acquisition and 5.25 to 1.00 for the third quarter following the closing of the acquisition.

     The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets. The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.

     As of September 30, 2004, the Partnership’s Funded Debt Ratio was 3.71 to 1.00 and its Fixed Charge Coverage Ratio was 2.63 to 1.00, and the Partnership was in compliance with all of the covenants under the Credit Facility.

     On October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution in order to hedge a portion of its fair value risk associated with its 4 5/8% Notes. The notional amount of the swap agreement is $100 million. The swap agreement calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The swap agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the swap agreement are payable semiannually on the same date as interest payments on the 4 5/8% Notes. The Partnership designated the swap agreement as a fair value hedge at the inception of the agreement and elected to use the short-cut method provided for in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which assumes no ineffectiveness will result from the use of the hedge.

     Interest expense in the Partnership’s condensed consolidated statement of income was reduced by $0.6 million and by $2.2 million in the three and nine months ended September 30, 2004 as a result of the interest rate swap agreement.

     The fair values of the swap agreement at September 30, 2004 and December 31, 2003 were assets of $1,828,000 and $200,000, respectively, which have been reflected in other non-current assets in the accompanying consolidated balance sheets of the Partnership with a corresponding increase in the carrying value of the hedged debt.

5. PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners’ capital consists of the following:

				Accumulated
			Receivable	Other
	General	Limited	from Exercise	Comprehensive
	Partner	Partners	of Options	Income	Total
	(In thousands)
Partners’ Capital - 1/1/04	$2,514	$376,158	$(912)	$(348)	$377,412
Net income	514	60,163	—	—	60,677
Distributions	(479)	(56,390)	—	—	(56,869)
Net change in receivable from exercise of options	—	—	313	—	313
Minimum pension liability	—	—	—	348	348
Exercise of unit options	—	1,113	—	—	1,113

Partners’ Capital - 9/30/04	$2,549	$381,044	$(599)	$—	$382,994

     During the nine months ended September 30, 2004, Partnership net income was less than comprehensive income by $348,000 due to the settlement of a minimum pension liability. During the nine months ended September 30, 2003, comprehensive income was less than net income by $358,000 due to the accrual of the minimum pension liability.

     The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and nine month periods ended September 30:

	Three Months Ended September 30,
	2004			2003
	Income	Units		Income	Units
	(Numer-	(Denomi-	Per Unit	(Numer-	(Denomi-	Per Unit
	ator)	nator)	Amount	ator)	nator)	Amount
	(In thousands, except per unit amounts)
Net income (loss)	$20,632			$(25,863)

Basic earnings (loss) per Partnership Unit	20,632	28,991	$0.71	(25,863)	28,953	$(0.89)
Effect of dilutive securities - options	—	56	—	—	—	—

Diluted earnings(loss) per Partnership Unit	$20,632	29,047	$0.71	$(25,863)	28,953	$(0.89)

	Nine Months Ended September 30,
	2004			2003
	Income	Units		Income	Units
	(Numer-	(Denomi-	Per Unit	(Numer-	(Denomi-	Per Unit
	ator)	nator)	Amount	ator)	nator)	Amount
	(In thousands, except per unit amounts)
Net income	$60,677			$8,422

Basic earnings per Partnership Unit	60,677	28,980	$2.09	8,422	28,576	$0.29
Effect of dilutive securities - options	—	61	—	—	55	—

Diluted earnings per Partnership Unit	$60,677	29,041	$2.09	$8,422	28,631	$0.29

6. CASH DISTRIBUTIONS

     The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

     On October 28, 2004, the Partnership declared a cash distribution of $0.675 per unit payable on November 30, 2004 to Unitholders of record on November 8, 2004. The total distribution will amount to approximately $23,300,000.

7. RELATED PARTY ACCRUED CHARGES

     Accrued and other current liabilities include $1,419,000 and $4,780,000 due to the General Partner for payroll and other reimbursable costs at September 30, 2004 and December 31, 2003, respectively.

8. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

     The Partnership has adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”), which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS 123 encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. It allows the Partnership to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Partnership has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in APB 25.

     If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership’s net income and earnings per unit would have been as indicated by the proforma amounts below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
		(In thousands, except per Unit amounts)
Net income (loss) as reported		$20,632	$(25,863)	$60,677	$8,422
Stock-based employee compensation cost included in net income (loss)		—	—		—
Stock-based employee compensation cost that would have been included in net income (loss)under the fair value method		(76)	(68)	(196)	(182)

Pro forma net income (loss) as if fair value method had applied to all awards		$20,556	$(25,931)	$60,481	$8,240

Basic earnings (loss) per	As reported	$0.71	$(0.89)	$2.09	$0.29
Partnership Unit	Pro forma	$0.71	$(0.90)	$2.09	$0.29
Diluted earnings (loss) per	As reported	$0.71	$(0.89)	$2.09	$0.29
Partnership Unit	Pro forma	$0.71	$(0.90)	$2.08	$0.29

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Services Company sponsors a retirement income guaranty plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan (“Pension Benefit”). Services Company’s policy is to fund amounts necessary to at least meet the minimum funding requirements under ERISA.

     Services Company also provides postretirement health care and life insurance benefits to certain of its retirees (“Postretirement Benefit”). To be eligible for these benefits, an employee had to be hired prior to January 1, 1991 with respect to health care benefits and January 1, 2002 with respect to life insurance benefits, as well as meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

     In the three months ended September 30, 2004 and 2003, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s Pension Benefit and Postretirement Benefit plans were as follows:

			Postretirement
	Pension Benefit		Benefit
	2004	2003	2004	2003
	(In thousands)
Components of net periodic benefit cost
Service cost	$225	$261	$141	$152
Interest cost	243	342	479	523
Expected return on plan assets	(157)	(147)	—	—
Amortization of unrecognized transition asset	—	(44)	—	—
Amortization of prior service benefit	(125)	(150)	(58)	(122)
Amortization of unrecognized losses	160	270	126	164

Net periodic benefit cost	$346	$532	$688	$717

     In the nine months ended September 30, 2004 and 2003, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s Pension Benefit and Postretirement Benefit plans were as follows:

			Postretirement
	Pension Benefit		Benefit
	2004	2003	2004	2003
	(In thousands)
Service cost	$663	$592	$527	$435
Interest cost	715	778	1,783	1,499
Expected return on plan assets	(462)	(343)	—	—
Amortization of unrecognized transition asset	—	(101)	—	—
Amortization of prior service benefit	(369)	(341)	(215)	(350)
Amortization of unrecognized losses	473	613	468	183

Net periodic benefit cost	$1,020	$1,198	$2,563	$1,767

     The Partnership previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1,905,000 to the retirement income guarantee plan in 2004. During the three months ended

September 30, 2004, the Partnership revised its contribution amount to $1,653,800, all of which has been contributed.

     In the third quarter of 2004, the Partnership evaluated the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on the Partnership’s Postretirement Benefit Plan. As a result of this evaluation, the Partnership recorded an actuarial experience gain of approximately $0.2 million in the three months ended September 30, 2004.

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

     In May 2004, the staff of the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded Staff Position 106-1 issued in January 2004. FASB Staff Position No. 106-2, which is effective for the first period beginning after June 15, 2004, provides guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor’s calculation of retiree medical liabilities. FASB Staff Position 106-2 generally requires plan sponsors, like the Partnership, to determine the effects of the recent Federal legislation and, if significant, to record those effects as an actuarial experience gain in the retiree medical benefits cost included in its financial statements. The Partnership measured the effects of the Act in the third quarter of 2004 and recorded an actuarial experience gain of $0.2 million.

11. SUBSEQUENT EVENTS

     On October 1, 2004 the Partnership purchased five refined petroleum products pipelines, with an aggregate mileage of approximately 900 miles, and 24 refined petroleum products terminals, with an aggregate storage capacity of approximately 9.3 million barrels, located in the Midwestern United States (the “Midwest pipelines and terminals”) from affiliates of Shell for a purchase price of $517 million.

     The Partnership estimates that it will spend approximately $8 million in one-time transitional operating expenses and capital costs over the next six to nine months to integrate the operation of the Midwest pipelines and terminals into its existing operations.

     The pipeline assets were purchased, and will be operated, by a newly formed subsidiary of the Partnership, Wood River Pipe Lines LLC. The terminals were purchased, and will be operated, by Buckeye Terminals LLC, a subsidiary of BPH.

     The Partnership funded a portion of the purchase price with a $300 million interim loan and the balance with borrowings under the Credit Facility. On October 1, 2004, the Partnership entered into the $300 million interim loan with SunTrust Bank, as both administrative agent and lender, and Wachovia Bank, National Association, as a lender. The terms of the interim loan were similar to the terms of the Credit Facility.

     On October 12, 2004, the Partnership sold $275 million aggregate principal amount of 5.30% Notes due 2014 (the “5.30% Notes”) in an underwritten public offering (the “Note Offering”). Proceeds from the Note Offering, after underwriters’ fees and expenses, were approximately $272.1 million. Proceeds from the Note Offering, as well as additional borrowings under the Credit Facility, were used to retire the interim loan on October 12, 2004.

     On October 19, 2004, the Partnership sold 5,500,000 LP units in an underwritten public offering at a price of $42.50 per LP unit (the “LP Unit Offering”). Proceeds to the Partnership of the LP Unit Offering, net of underwriters’ discount of $1.806 per LP unit and estimated transaction expenses of $750 thousand, were approximately $223.1 million. The Partnership has granted to the underwriters an option to purchase up to 825,000 additional LP units for up to 30 days after the LP Offering on the same terms as the LP Unit Offering. Proceeds from the LP Unit Offering were used to reduce amounts outstanding under the Credit Facility.

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

     The Partnership conducts all its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”) and, as of October 1, 2004, Wood River Pipe Lines LLC (“Wood River”). Each of Buckeye, Laurel, Everglades, BPH and Wood River is referred to individually as an “Operating Subsidiary” and collectively as the “Operating Subsidiaries”. The Partnership owns approximately a 99 percent interest in each of the Operating Subsidiaries except Wood River, in which it owns a 100 percent interest.

     Products transported by the Operating Subsidiaries include primarily gasoline, jet fuel, diesel fuel, heating oil, kerosene and liquid petroleum gases (“LPGs”). Revenues generated in these activities are generally a function of the volumes of products transported and the tariffs or transportation fees charged for such transportation. Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, overall and regional demand for refined petroleum products, seasonal factors and regulation.

     Buckeye Pipe Line Company LLC (the “General Partner”) serves as the general partner of the Partnership. As of September 30, 2004, the General Partner owned approximately a 1 percent general partnership interest in the Partnership and approximately a 1 percent general partnership interest in each Operating Subsidiary except Wood River. The General Partner is a wholly-owned subsidiary of Buckeye Management Company LLC (“BMC”), which is a wholly-owned subsidiary of Glenmoor LLC (“Glenmoor”). Until May 4, 2004, Glenmoor was owned by certain directors and members of senior management of the General Partner, trusts for the benefit of their families and certain other management employees of Buckeye Pipe Line Services Company (“Services Company”).

     On May 4, 2004, each of the General Partner, BMC and Glenmoor converted from a stock corporation into a limited liability company, and the member interests of Glenmoor were sold to BPL Acquisition Company L.P. (“BPL Acquisition”) for approximately $235 million. BPL Acquisition is a limited partnership formed by Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of senior management. Sources of the purchase price were a $100 million senior secured term loan from a syndicate of financial institutions led by Goldman Sachs Credit Partners L.P. and equity contributions from Carlyle/Riverstone and the management employees. The loan is secured by substantially all of the assets of BPL Acquisition and certain of its affiliates. Such pledged assets include BMC’s interest in the General Partner and the General Partner’s interest in the Partnership.

     During the three months ended September 30, 2004, the Partnership earned $20.6 million, or $0.71 per unit, compared to a net loss of $25.9 million, or $0.89 per unit, for the three months ended September 30, 2003, which included a yield maintenance premium of $45.5 million associated with the repayment of $240 million Buckeye Pipe Line Company, L.P. Senior Notes, which were scheduled to mature in 2024. The Partnership’s net income for the three months ended September 30, 2003 before the yield maintenance premium was $19.6 million, or $0.68 per unit. The Partnership’s net income for the nine months ended September 30, 2004 was $60.7 million, or $2.09 per unit. For the nine months ended September 30, 2003, the Partnership’s net income was $8.4 million, or $0.29 per unit. The Partnership’s net income before the yield maintenance premium for the nine months ended September 30, 2003 was $53.9 million, or $1.89 per unit.

     To supplement its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Partnership’s management has used the financial measure of “net income before the yield maintenance premium.” The Partnership has presented net income before the yield maintenance premium in this discussion to enhance an investor’s overall understanding of the way that management analyzes the Partnership’s financial performance. Specifically, the Partnership’s management used the presentation of net income before the yield maintenance premium to allow for a more meaningful comparison of the Partnership’s operating results in the current reporting periods (which were not impacted by the yield maintenance premium) to prior periods (which were impacted by the yield maintenance premium). The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

     A reconciliation of net income before the yield maintenance premium to net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2003
	(In thousands)
Net income before the yield maintenance premium	$19,601	$53,886
Yield maintenance premium	(45,464)	(45,464)

Net (loss) income	$(25,863)	$8,422

Subsequent Events — Acquisition of Midwest Pipelines and Terminals and Related Financings

     On October 1, 2004 the Partnership purchased five refined petroleum products pipelines, with an aggregate mileage of approximately 900 miles, and 24 refined petroleum products terminals, with an aggregate storage capacity of approximately 9.3 million barrels, located in the Midwestern United States (the “Midwest pipelines and terminals”) from affiliates of Shell Oil Products, U.S. (“Shell”) for a purchase price of $517 million.

     The Partnership estimates that it will spend approximately $8 million in one-time transitional operating expenses and capital costs over the next six to nine months to integrate the operation of the Midwest pipelines and terminals into its existing operations.

     The pipeline assets were purchased, and will be operated, by Wood River. The terminals were purchased, and will be operated, by Buckeye Terminals LLC, a subsidiary of BPH.

     The Partnership funded a portion of the purchase price with a $300 million interim loan and the balance with borrowings under its $400 million 5-year revolving credit facility (the “Credit Facility”). On October 1, 2004, the Partnership entered into a $300 million interim loan with SunTrust Bank, as both administrative agent and lender, and Wachovia Bank, National Association, as a lender. The terms of the interim loan were similar to the terms under the Credit Facility.

     On October 12, 2004, the Partnership sold $275 million aggregate principal amount of 5.30% Notes due 2014 (the “5.30% Notes”) in an underwritten public offering (the “Note Offering”). Proceeds from the Note Offering, after underwriters’ fees and expenses, were approximately $272.1 million. Proceeds from the Note Offering, as well as additional borrowings under the Credit Facility, were used to retire the interim loan on October 12, 2004.

     On October 19, 2004, the Partnership sold 5,500,000 LP units in an underwritten public offering at a price of $42.50 per LP unit (the “LP Unit Offering”). Proceeds to the Partnership of the LP Unit Offering, net of underwriters’ discount of $1.806 per LP unit and estimated transaction expenses of $750 thousand, were approximately $223.1 million. The Partnership has granted to the underwriters an option to purchase up to 825,000 additional LP units for up to 30 days after the LP Unit Offering on the same terms as the LP Unit Offering. Proceeds from the LP Unit Offering were used to reduce amounts outstanding under the Credit Facility.

Results of Operations

  Third Quarter

     Revenues for the quarters ended September 30, 2004 and 2003 were as follows:

	Revenues
	2004	2003
	(In thousands)
Pipeline transportation	$60,743	$58,809
Terminalling, storage and rentals	9,108	6,728
Contract operations	12,160	4,453

Total	$82,011	$69,990

     Total revenue for the quarter ended September 30, 2004 was $82.0 million, $12.0 million, or 17.1 percent, greater than revenue of $70.0 million for the same period of 2003.

     Revenue from pipeline transportation was $60.7 million for the three months ended September 30, 2004 compared to $58.8 million for the three months ended September 30, 2003. The increase of $1.9 million in transportation revenue was the result of:

•	a 2.8% average tariff rate increase effective May 1, 2004;

•	increased jet fuel transportation revenue of $1.1 million due to a 5.8% increase in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports increased by 9.5 percent and were partially offset by declines in deliveries to the Pittsburgh Airport due to US Airways’ flight schedule reductions; and

•	increased LPG transportation revenue of $0.2 million due to a 5.8% increase in LPG volumes delivered.

     Product deliveries for the three months ended September 30, 2004 and 2003 were as follows:

	Barrels per Day
	Three Months Ended September 30,
Product	2004	2003
Gasoline	596,800	620,400
Distillate	253,800	255,000
Turbine Fuel	268,700	254,000
LPG’s	25,700	24,300
Other	6,000	7,900

Total	1,151,000	1,161,600

     Terminalling, storage and rental revenues of $9.1 million for the three months ended September 30, 2004 increased by $2.4 million, or 35.4 percent, from the comparable period in 2003. The increase reflects improved rental revenues associated with pipelines and terminal storage along with additional throughput revenues from terminalling services. Additionally, in the three months ended September 30, 2004, the Partnership began recording sales of jet fuel by WesPac Pipeline — Reno, LLC, a 75 percent-owned subsidiary of BPH, on a gross basis, compared to the net-of-cost basis previously used. The change resulted in additional revenue of $1.2 million for the quarter and nine months ended September 30, 2004.

     Contract operations services generated revenues of $12.2 million for the three months ended September 30, 2004, an increase of $7.7 million compared to the third quarter of 2003. The increase in revenue for the three months ended September 30, 2004 over the comparable period in 2003 resulted from increased pipeline construction contract activity which was partially offset by a decline in contract pipeline operating revenues. Additionally, in the third quarter of 2004, the Partnership began recording revenues from operating services provided by Buckeye to a pipeline owner on a gross basis, rather than the net-of-cost basis previously used. The change resulted in additional revenue of $2.8 million for the quarter and nine months ended September 30, 2004.

     Costs and expenses for the three month periods ended September 30, 2004 and 2003 were as follows:

	Costs and Expenses
	2004	2003
	(In thousands)
Payroll and payroll benefits	$14,561	$13,756
Depreciation and amortization	5,843	5,935
Operating power	6,034	5,550
Outside services	4,738	4,923
Property and other taxes	3,106	2,489
Construction management	5,845	—
All other	12,005	8,368

Total	$52,132	$41,021

     Payroll and payroll benefits were $14.6 million in the third quarter of 2004, an increase of $0.8 million compared to the third quarter of 2003. $0.9 million of this increase was the result of recording expenses from an operating services contract on a gross basis, rather than the net-of-cost basis previously used. Increases in salaries and wages of $1.0 million, which resulted principally from higher wage rates, were mostly offset by increases in capitalized payroll and benefits of $1.7 million resulting from increased charges to capital projects by internal personnel.

     Depreciation and amortization expense was $5.8 million in the third quarter of 2004, a decrease of $0.1 million from the third quarter of 2003.

     Operating power costs were $6.0 million in the three months ended September 30, 2004, an increase of $0.5 million from the same period on 2003. The increase resulted from an increase of $0.9 million due to the Partnership recording operating power expense from an operating services contract on a gross basis rather than net-of-cost basis as previously used. Other power costs decreased by $0.4 million principally due to the loss of an operating contract which had required substantial expenditures for operating power. Operating power consists primarily of electricity required to operate pumping facilities.

     Outside services costs decreased $0.2 million from $4.9 million in the third quarter of 2003 to $4.7 million in the third quarter of 2004 as a result of timing delays in these activities in 2004. Outside services costs consist principally of third-party contract services for maintenance activities.

     Construction management costs increased by $5.8 million for the third quarter of 2004 compared to the third quarter 2003 due to a significant construction contract in 2004. Construction activity costs were minimal in 2003.

     All other costs were $12.0 million in the three months ended September 30, 2004, an increase of $3.6 million compared to $8.4 million in the same period in 2003. The increase principally reflects $1.2 million of costs associated with fuel purchases by WesPac — Reno Pipeline LLC and $0.8 million related to a Buckeye operating services contract recorded on a gross basis compared to the net-of-cost basis previously used. The increase also reflects a $0.6 million increase in each of property taxes and professional fees.

     Other income (expenses) for the three month periods ended September 30, 2004 and 2003 was as follows:

	Other Income (Expenses)
	2004	2003
	(In thousands)
Investment income	$1,500	$1,311
Interest and debt expense	(6,408)	(7,082)
Premium paid on retirement of long-term debt	—	(45,464)
General Partner incentive compensation	(3,352)	(3,055)
Minority interests and other	(987)	(542)

Total	$(9,247)	$(54,832)

     Investment income in the third quarter of 2004 of $1.5 million increased by $0.2 million over the third quarter of 2003 as a result of equity income from the Partnership’s 20% interest in West Texas LPG Pipe Line, L.P. (“West Texas LPG”, which was acquired in August 2003, and increased earnings from the Partnership’s interest in West Shore Pipe Line Company (“West Shore”). In

September 2003, the Partnership increased its interest in West Shore to approximately 25% from 18% previously.

     Interest expense was $6.4 million in the three months ended September 30, 2004, a decrease of $0.6 million from $7.1 million in the three months ended September 30, 2003. The decrease was caused by the timing of the Partnership’s capital markets activities in the third quarter of 2003, which resulted in higher average debt balances outstanding during a portion of the third quarter of 2003 compared to 2004.

     In the third quarter of 2003, the Partnership repaid the $240 million Senior Notes of Buckeye from the proceeds of its issuance of $150 million aggregate amount of 6 -3/4% Notes due 2033 and a portion of the proceeds from the issuance of $300 million aggregate amount of 4 5/8% Notes due 2013. The repayment of the Senior Notes required the payment of a yield maintenance premium of $45.5 million, which was included in expense in the third quarter of 2003. There was no such debt retirement in the third quarter of 2004.

     General Partner incentive compensation was $3.4 million in the third quarter of 2004, compared to $3.1 million in the third quarter of 2003, an increase of $0.3 million. This increase resulted from an increase in the quarterly distribution rate to LP unitholders in the 2004 period compared to the 2003 period.

     Minority interest and other of $1.0 million in the third quarter of 2004 increased by $0.4 million over the third quarter of 2003.

     Nine Months

     Revenues for the nine months ended September 30, 2004 and 2003 were as follows:

	Revenues
	2004	2003
	(In thousands)
Pipeline transportation	$178,013	$170,015
Terminalling, storage and rentals	24,328	20,065
Contract operations	21,971	12,734

Total	$224,312	$202,814

     Total revenue for the nine months ended September 30, 2004 was $224.3 million, $21.5 million, or 10.6 percent, greater than revenue of $202.8 million for the same period of 2003.

     Revenue from pipeline transportation was $178.0 million for the nine months ended September 30, 2004 compared to $170.0 million for the nine months ended September 30, 2003. Transportation revenue increased across all product grades delivered by the Partnership. The increase in transportation revenue was the result of:

•	a 2.8% average tariff rate increase effective May 1, 2004 and a 2.4% average tariff rate increase effective May 1, 2003;

•	increased gasoline transportation revenue of $2.1 million due to increases in longer haul moves to the upstate New York area and tariff rate increases. Overall gasoline volumes delivered declined by 1.8%;

•	increased distillate transportation revenue of $2.6 million due to a 4.4% increase in distillate volumes delivered;

•	increased jet fuel transportation revenue of $2.0 million due to a 4.7% increase in jet fuel volumes delivered. Deliveries to the New York City airports (LaGuardia, JFK and Newark) increased by 9.0% and were partially offset by declines in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions; and

•	increased LPG transportation revenue of $1.0 million due to a 13.4% increase in LPG volumes delivered.

     Product deliveries for the nine months ended September 30, 2004 and 2003 were as follows:

	Barrels per Day
	Nine Months Ended September 30,
Product	2004	2003
Gasoline	573,200	583,600
Distillate	281,100	269,200
Turbine Fuel	260,600	248,800
LPG’s	24,500	21,600
Other	5,100	5,100

Total	1,144,500	1,128,300

     Terminalling, storage and rental revenues of $24.3 million for the nine months ended September 30, 2004 increased by $4.3 million, or 20.9 percent, from the comparable period in 2003. The increase reflects additional rental revenues associated with pipelines and storage along with increased throughput revenues from terminalling services. An additional $1.2 million of terminalling, storage and rental revenue is related to recording sales of jet fuel by WesPac Pipeline — Reno, LLC on a gross basis, compared to the net-of-cost basis previously used.

     Contract operations services generated revenues of $22.0 million for the nine months ended September 30, 2004, an increase of $9.3 million compared to the first nine months of 2003. This increase in revenue resulted from additional pipeline construction contract activity and was partially offset by a decline in pipeline operation revenues. An additional $2.8 million of contract operation revenue is related to recording revenues from operating services provided by Buckeye to a shipper on a gross basis, rather than the net-of-cost basis previously used.

     Costs and expenses for the nine month periods ended September 30, 2004 and 2003 were as follows:

	Costs and Expenses
	2004	2003
	(In thousands)
Payroll and payroll benefits	$43,154	$40,438
Depreciation and amortization	17,424	16,913
Operating power	17,214	16,163
Outside services	13,665	15,517
Property and other taxes	8,890	8,177
Construction management	7,736	—
All other	30,607	26,369

Total	$138,690	$123,577

     Payroll and payroll benefits increased to $43.2 million in the first nine months of 2004, or $2.8 million over the $40.4 incurred in the first nine months of 2003. $0.9 million of this increase was the result of recording expenses from operating services on a gross basis, rather than the net-of-cost basis previously used. Increases in salaries and wages of $2.2 million, resulting principally from increases in wage rates were coupled with increases in employee benefits of $0.7 million, partially offset by increases in capitalized salaries and benefits of $1.1 million resulting from increased charges of internal personnel to capital projects.

     Depreciation and amortization expense increased $0.5 million to $17.4 million in the first nine months of 2004 due to depreciation on the Sabina Pipeline of $0.2 million, and additional depreciation on other capital additions to the Partnership’s pipeline and terminalling assets of $0.3 million.

     Operating power costs of $17.2 million in the first nine months of 2004 were $1.0 million higher than the same period in 2003. $0.9 million of this increase was the result of recording operating power expense from operating services on a gross rather than net-of-cost basis as previously used. Other power costs increased due to additional pipeline transportation volumes and were partially offset by lower power costs in the Partnership’s contract operations.

     Outside services costs were $13.7 million the first nine months of 2004, or $1.8 million less than the same period in 2003, as the Partnership’s activity in these areas was reduced by timing delays in the scheduling of certain maintenance activities.

     Construction management costs increased by $7.7 million for the first nine months of 2004 compared to the same period in 2003 as a result of a significant construction contract. Construction management costs were minimal in 2003.

     All other costs were $30.6 million, an increase of $4.2 million, in the first nine months of 2004 compared to the first nine months of 2003. This increase principally resulted from $1.2 million of costs related to fuel purchases by WesPac — Reno Pipeline LLC recorded on a gross basis compared to the net-of-cost basis previously used, additional casualty and insurance costs of $0.9 million, increases in property and other taxes of $0.7 million and a $0.5 million increase in professional fees.

     Other income (expenses) for the nine month periods ended September 30, 2004 and 2003 was as follows:

	Other Income (Expenses)
	2004	2003
	(In thousands)
Investment income	$4,741	$2,443
Interest and debt expense	(17,291)	(17,178)
Premium paid on retirement of long-term debt	—	(45,464)
General Partner incentive compensation	(9,761)	(8,821)
Minority interests and other	(2,634)	(1,795)

Total	$(24,945)	$(70,815)

     Investment income in the first nine months of 2004 of $4.7 million increased by $2.3 million over the first nine months of 2003 as a result of equity income from the Partnership’s 20 percent interest in West Texas LPG, and increased earnings from the Partnership’s interest in West Shore.

     Interest expense was $17.3 million in the nine months ended September 30, 2004, an increase of $0.1 million from $17.2 million in the nine months ended September 30, 2003. Increases in the first six months of 2004 which resulted from higher average debt balances (partially offset by lower average interest rates) were offset by decreases in the third quarter of 2004 compared to the third quarter of 2003 as a result of the timing of 2003 debt refinancing activities described above.

     General Partner incentive compensation was $9.8 million for the first nine months of 2004, an increase of $0.9 million over the first nine months of 2003. This increase resulted from an increase in quarterly distributions to LP unitholders, as well as increased units outstanding as a result of the Partnership’s issuance of 1,750,000 LP units in the first quarter of 2003.

     Minority interest and other of $2.6 million in the first nine months of 2004 increased by $0.8 million over the first nine months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership’s financial condition at September 30, 2004 and December 31, 2003 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	9/30/04	12/31/03
Current ratio (1)	1.7 to 1	1.4 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.9 to 1	0.8 to 1
Working capital - in thousands (2)	$31,667	$17,720
Ratio of total debt to total capital (3)	.57 to 1	.54 to 1
Book value (per Unit) (4)	$13.20	$13.03

(1)	current assets divided by current liabilities

(2)	current assets minus current liabilities

(3)	long-term debt divided by long-term debt plus total partners’ capital

(4)	total partners’ capital divided by Units outstanding at the end of the period.

     During the first nine months of 2004, the Partnership’s principal sources of liquidity were cash from operations and borrowings under its lines of credit. The Partnership’s principal uses of cash are capital expenditures, investments and acquisitions and distributions to unitholders.

     At September 30, 2004, the Partnership had $510.0 million aggregate amount of outstanding long-term debt, which included $300 million of 4 5/8% Notes due 2013 and $150.0 million of 6 3/4% Notes due 2033.

     On August 6, 2004, the Partnership entered into a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank. The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. The Credit Facility replaced a $277.5 million 5-year credit facility that would have expired in September 2006 and a $100 million 364-day facility that would have expired in September 2004. Borrowings under the Credit Facility are guaranteed by certain of our subsidiaries. The Credit Facility matures on August 6, 2009. At September 30, 2004, the Partnership had $60.0 million outstanding under the Credit Facility and the weighted average interest rate was 2.32 percent.

     Borrowings under the Credit Facility bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at September 30, 2004, will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0.

     The Credit Facility contains covenants and provisions which affect the Partnership including covenants and provisions that:

•	Restrict the Partnership and its subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•	Prohibit the Partnership and certain of its subsidiaries from creating or incurring certain liens on its property;

•	Prohibit the partnership and certain of its subsidiaries from disposing of property material to its operations;

•	Limit consolidations, mergers and asset transfers by the Partnership and certain of its subsidiaries.

     The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio.” The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for certain increases in connection with future acquisitions.

     In connection with the Partnership’s acquisition of the Midwest pipelines and terminals, the Credit Facility provided for an increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of such acquisition and 5.25 to 1.00 for the third quarter following the closing of such acquisition.

     The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets. The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00.

     As of September 30, 2004, the Partnership’s Funded Debt Ratio was 3.71 to 1.00 and its Fixed Charge Coverage Ratio was 2.63 to 1.00, and the Partnership was in compliance with the remainder of its covenants under the Credit Facility.

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

     Interest expense in the Partnership’s income statement was reduced by $0.6 million and by $2.2 million in the three and nine months ended September 30, 2004 as a result of the interest rate swap agreement. Assuming interest rates in effect at September 30, 2004, the Partnership’s annual interest expense would be reduced by approximately $2.7 million compared to interest expense that the Partnership would incur had it not entered into the swap agreement. Changes in LIBOR, however, will impact the interest expense incurred in connection with the swap agreement. A 1% increase or decrease in LIBOR would increase or decrease annual interest expense by $1 million.

     The fair values of the swap agreement at September 30, 2004 and December 31, 2003 resulted in gains of $1,828,000 and $200,000, respectively.

     In connection with the purchase of the Midwest pipelines and terminals, the Partnership issued debt and equity securities described in Overview above in October 2004.

     The table below presents the Capitalization of the Partnership as of September 30, 2004 on a historical basis, on a pro forma basis to give effect to the debt incurred in the acquisition of the Midwestern pipelines and terminals on October 1, 2004 and on an adjusted pro forma basis to give effect to the subsequent issuance of $275 million aggregate principal amount of 5.30% Notes and the issuance of 5,500,000 LP units at $42.50 per unit.

	As of September 30, 2004
			Pro Forma
	Actual	Pro Forma	As Adjusted
	(In thousands)
Cash and cash equivalents	$20,838	$20,838	$20,838

Long-term debt:
4.625% Notes due June 15, 2013	$300,000	$300,000	300,000
5.300% Notes due October 15, 2014	—	—	275,000
6.750% Notes due August 15, 2033	150,000	150,000	150,000
$300 million interim loan		300,000
Revolving credit facility	60,000	250,000	54,805
Less: unamortized discount	(2,010)	(2,010)	(2,794)
Adjustment to fair value associated with hedge of fair value	1,828	1,828	1,828

Total long-term debt	509,818	999,818	778,839

Partners’ capital:
General Partner	2,549	2,549	2,549
Limited Partners	381,044	381,044	604,110
Receivable from exercise of options	(599)	(599)	(599)

Total partners’ capital	382,994	382,994	606,060

Total capitalization	$892,812	$1,382,812	$1,384,899

Cash Flows from Operations

     The components of cash flows from operations for the nine months ended September 30, 2004 are as follows:

	Cash Flows from Operations
	2004	2003
	(In thousands)
Net income	$60,677	$8,422
Premium paid on retirement of long-term debt	—	45,464
Depreciation and amortization	17,424	16,913
Minority interests	2,746	2,008
Changes in current assets and liabilities	(15,519)	(1,920)
Changes in other assets and liabilities	(2,412)	1,909

Total	$62,916	$72,796

     Cash flows from operations were $62.9 million in the first nine months of 2004, a decrease of $9.9 million from the first nine months of 2003. Although net income before the yield maintenance premium increased in the first nine months 2004 by $6.8 million, adjustments to reconcile net income to net cash provided by operating activities totaled $2.2 million in the first nine months of 2004 compared to $18.9 million in the first nine months of 2003. In 2004, these changes resulted from increases related to depreciation and amortization of $17.4 million and minority interest of $2.7 million, offset by decreases related to changes in current assets and liabilities of $15.5 million and changes in other assets and liabilities of $2.4 million. The decrease from current assets and liabilities resulted from increases in certain construction receivables and other insurance claims, as well as the timing of certain payments made in the last two weeks of 2003 which did not clear cash accounts until 2004. In 2003, these adjustments included increases related to depreciation and amortization of $16.9 million, minority interest of $2.0 million, changes in noncurrent assets and liabilities of $1.0 million and decreases related to changes in current assets and liabilities of $1.0 million.

Cash Flows from Investing Activities

     Cash used in investing activities totaled $66.5 million in the first nine months of 2004 compared to $64.2 million in the first nine months of 2003. In the first nine months of 2004, the Partnership incurred $42.4 million of capital expenditures, of which $21.6 million related to sustaining capital expenditures and $20.8 million related to expansion and cost reduction expenditures. Expansion projects being pursued in 2004 include an expansion of the Laurel pipeline across Pennsylvania, a pipeline replacement and capacity expansion in the Midwest and the construction of an approximate 11 mile pipeline and related terminal facilities to serve the Memphis International Airport. The Partnership also expended $27.9 million in 2004 in connection with the acquisition of the Midwestern pipelines and terminals, of which $26.5 million represented an earnest money deposit paid on June 30, 2004. The Partnership realized net proceeds from the disposal of property plant and equipment of $3.9 million in the first nine months of 2004, principally related to the disposition of the Partnership’s remaining 50 percent interest in a 246-mile jointly-owned pipeline located in Indiana and Ohio.

     In the first nine months of 2003, the Partnership incurred $27.9 million of capital expenditures, of which $19.1 million represented sustaining capital expenditures and $8.8 represented expansion and cost reduction expenditures. The Partnership also paid $28.5 million for the acquisition of its 20 percent ownership interest in West Texas LPG and $7.5 million for an additional 7 percent ownership interest in West Shore.

Cash Flows from Financing Activities

     During the first nine months of 2004, the Partnership borrowed $77 million under its Credit Facilities and repaid $17 million. The net increase of $60 million related to (i) the $27.9 million expenditures related to the acquisition of the Midwest pipelines and terminals, including $26.5 million deposited with Shell, (ii) the Partnership’s expansion capital program of $20.8 million and (iii) the increase in the Partnership’s construction and pipeline relocation receivables.

     In February 2003, the Partnership completed a public offering of 1,750,000 LP units for net cash proceeds of approximately $60.0 million. The cash proceeds from that offering were used to reduce amounts outstanding under the Partnership’s Credit Facilities at that time. Distributions to unitholders were $56.9 million in the first nine months of 2004 compared to $53.9 million in 2003. The increase resulted principally from an increase in the distribution rate to $0.65 per unit in each of the first three quarters of 2004 compared to $0.625 per unit in the first quarter of 2003 and $0.6375 per unit in each of the second and third quarters of 2003, as well as additional units outstanding as a result of the February 2003 unit offering.

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

     In May 2004, the staff of the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded Staff Position 106-1 issued in January 2004. FASB Staff Position No. 106-2, which is effective for the first period beginning after June 15, 2004, provides guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor’s calculation of retiree medical liabilities. FASB Staff Position 106-2 generally requires plan sponsors, like the Partnership, to determine the effects of the recent Federal legislation and, if significant, to record those effects as an actuarial experience gain in the retiree medical benefits cost included in its financial statements. The Partnership measured the effects of the Act in the third quarter of 2004 and recorded an actuarial experience gain of $0.2 million.

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

Market Risk — Other than Trading Instruments

     The Partnership is exposed to risk resulting from changes in interest rates. The Partnership does not have significant commodity or foreign exchange risk. The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 4 5/8% Notes and the 6 3/4% Notes) and to cash flow risk with respect to its variable rate obligations. Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the variable portion of its financing arrangements (the Credit Facility) will rise or fall depending on changes in interest rates.

     At September 30, 2004, the Partnership had total debt of $510 million, consisting of $300 million of its 4 5/8% Notes, $150 million of its 6 3/4% Notes and $60.0 million outstanding under the Credit Facility. The fair value of these obligations at September 30, 2004 was approximately $497 million. The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $42 million.

     In order to hedge a portion of its fair value risk related to the 4 5/8% Notes, on October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution with respect to $100 million principal amount (the “notional amount”) of the 4 5/8% Notes. The contract calls for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR, determined in arrears, minus 0.28%. The agreement terminates on the maturity date of the 4 5/8% Notes and interest amounts under the agreement are payable semiannually on the same date as the interest payments on the 4 5/8% Notes. At the inception of the agreement, the Partnership designated the agreement as a fair value hedge and determined that no ineffectiveness will result from the use of the hedge. During the three and nine months ended September 30, 2004, the Partnership saved $0.6 million and $2.2 million, respectively and, based on LIBOR at September 30, 2004, the Partnership would save approximately $2.7 million per year compared to interest expense the Partnership would incur had the Partnership not engaged in this transaction. Changes in LIBOR, however, will impact the interest expense incurred in connection with the interest rate swap. For example, a 1% increase or decrease in LIBOR would increase or decrease interest expense by $1 million per year. The fair market value of the interest rate swap was an asset of approximately $1,828,000 at September 30, 2004.

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

Part II — Other Information

Item 6. Exhibits

(a) Exhibits

2.1 Revised and Restated Purchase and Sale Agreement, dated as of September 30, 2004, among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products, U.S. and Buckeye Partners, L.P. (Incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K filed with the Commission on October 5, 2004,

10.1 $400 million Credit Agreement, dated as of August 6, 2004, among Buckeye Partners, L.P., SunTrust Bank as administrative agent and the lenders signatory thereto (Incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K filed with the Commission on October 5, 2004,

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye Pipe Line Company LLC as General Partner

Date: November 5, 2004	By:	ROBERT B. WALLACE
Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)