Form 10-K
period 2004-12-31
BUCKEYE PARTNERS L P
filed 2005-03-14
CIK 805022

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).     Yes ☑          No ☐
     At June 30, 2004, the aggregate market value of the registrant’s LP Units held by non-affiliates was $1.06 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.
     LP Units outstanding as of February 22, 2005: 35,384,546

PART I

Item 1.	Business
Introduction
      Buckeye Partners, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership’s principal line of business is the transportation, terminalling and storage of refined petroleum products for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies and performs pipeline construction activities, generally for these same customers. Buckeye GP LLC, a Delaware limited liability company, is the general partner of the Partnership (the “General Partner”). See “Business — Significant Partnership Events in 2004 — GP Restructuring and Acquisition of the General Partner by Carlyle/ Riverstone” in this Item 1.
      The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 4,500 miles of pipeline serving 13 states, and operates another approximately 1,300 miles of pipeline under agreements with major oil and chemical companies. The Partnership also owns and operates 38 active refined petroleum products terminals with aggregate storage capacity of approximately 15.4 million barrels in Illinois, Indiana, Michigan, Missouri, New York, Ohio and Pennsylvania.
      The Partnership’s pipelines service approximately 100 delivery locations, transporting refined petroleum products including gasoline, turbine fuel, diesel fuel, heating oil and kerosene from major supply sources to terminals and airports located within major end-use markets. These pipelines also transport other refined products, such as propane and butane, refinery feedstocks and blending components. The Partnership’s transportation services are typically provided on a common carrier basis under published tariffs for customers. The Partnership’s geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business. The Partnership is an independent transportation provider that is not affiliated with any oil company or marketer of refined petroleum products and generally does not own the petroleum products that it transports.
      The Partnership currently conducts all of its operations through five operating subsidiaries, which are referred to as the Operating Subsidiaries:

•	Buckeye Pipe Line Company, L.P. (“Buckeye”), which owns a 2,643-mile interstate common carrier refined petroleum products pipeline serving major population centers in nine states. It is the primary turbine fuel provider to John F. Kennedy International Airport, LaGuardia Airport, Newark International Airport and certain other airports within its service territory.

•	Laurel Pipe Line Company, L.P. (“Laurel”), which owns a 345-mile intrastate common carrier refined products pipeline connecting five Philadelphia area refineries to 14 delivery points across Pennsylvania.

•	Wood River Pipe Lines LLC (“Wood River”), which owns five refined petroleum products pipelines with aggregate mileage of approximately 900 miles located in Illinois, Indiana, Missouri and Ohio. We acquired these pipelines from Shell Oil Products, U.S. (“Shell”) on October 1, 2004. For more information regarding the acquisition of these pipelines, see “Business — Significant Partnership Events in 2004 — Acquisition of Midwest Pipelines and Terminals” in this Item 1.

•	Everglades Pipe Line Company, L.P. (“Everglades”), which, owns a 37-mile intrastate common carrier refined petroleum products pipeline connecting Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. It is the primary turbine fuel provider to Miami International Airport.

•	Buckeye Pipe Line Holdings, L.P. (“BPH”), which, collectively with its subsidiaries, owns (or in certain instances leases from other Operating Subsidiaries) and operates 38 refined petroleum products terminals, including 24 terminals recently acquired from Shell, with aggregate storage capacity of approximately 15.4 million barrels, and owns interests in 535 miles of pipelines in the Midwest, Southwest and West Coast. BPH operates pipelines in the Gulf Coast region and holds a minority stock interest in a Midwest products pipeline and in a natural gas liquids pipeline system. The acquisition of the 24 refined petroleum products terminals from Shell is more fully described in “Business — Significant Partnership Events in 2004 — Acquisition of Midwest Pipelines and Terminals” in this Item 1.

Significant Partnership Events in 2004

Acquisition of Midwest Pipelines and Terminals
      On October 1, 2004, the Partnership acquired five refined petroleum products pipelines and 24 petroleum products terminals located in the Midwestern United States from Shell for a purchase price of $517 million. Wood River was created to purchase the Shell pipeline assets and the terminal assets were acquired through an existing subsidiary of BPH.
      The acquisition of these assets expanded the Partnership’s presence in the Midwestern U.S. markets. According to the Department of Energy’s Energy Information Administration, or EIA, demand for refined products in Petroleum Administration Defense District II (“PADD II”), which generally constitutes the upper Midwestern United States, exceeded refinery output in the region in the first nine months of 2004. This shortfall creates the need for refined petroleum products to be delivered from other regions via pipeline, barge or, to a lesser degree, truck.
      The acquisition more than doubled the number of terminals the Partnership operates and provided it with connections to the ConocoPhillips Wood River refinery in Illinois, the Explorer pipeline and other common carrier pipelines throughout the Midwest. The Wood River refinery, with a capacity of 288,000 barrels per day, is ConocoPhillips’s largest refinery and the second largest refinery in PADD II. Also, there are no other refineries located within a 200-mile radius of the Wood River refinery. Wood River’s connection to the 1,400-mile Explorer pipeline also provides access to refined products produced in numerous Gulf Coast refining centers.
      The Shell assets complement the Partnership’s current infrastructure. Several of the pipelines acquired from Shell connect to the Partnership’s existing pipeline system. Given the strategic importance of these assets to the Partnership and their connections to its existing pipelines and terminals, the General Partner believes that opportunities exist for several expansion projects to improve the utilization of, and integration of the acquired assets into, the Partnership’s existing operations. As of December 31, 2004, the pipelines had been substantially integrated into the Partnership’s existing Midwest field operations and the terminals had been integrated into the Partnership’s existing terminal operations.

GP Restructuring and Acquisition of the General Partner by Carlyle/ Riverstone
      As of December 31, 2004, the General Partner owned approximately a 1% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River, for an approximate 2% overall general partnership interest in the Partnership’s activities. The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”). MainLine is a limited partnership owned by affiliates of Carlyle/ Riverstone Global Energy and Power Fund II, L.P. and certain members of senior management.
      The General Partner was formed on December 15, 2004 as part of a restructuring of the Partnership’s general partner organization structure (the “GP Restructuring”) pursuant to which Buckeye Pipe Line Company LLC (the “Prior General Partner”) transferred its general partner interests, except for its right to receive incentive compensation from the Partnership, to the General Partner. The purpose of the GP Restructuring was to clarify that the Partnership and the General Partner are distinct legal entities with separate legal responsibilities from MainLine Sub and MainLine and to provide better assurance that the assets and liabilities of the Partnership, the General Partner and Buckeye Pipe Line Services Company

(“Services Company”) would be considered separate from those of MainLine Sub and MainLine. The Prior General Partner, its immediate parent Buckeye Management Company LLC (“BMC”) and BMC’s immediate parent Glenmoor, LLC (“Glenmoor”) were then merged and renamed MainLine Sub LLC, and Glenmoor’s immediate parent, BPL Acquisition L.P. then changed its name to MainLine L.P.
      Until May 4, 2004, Glenmoor, which had been the indirect parent of the Prior General Partner, was owned by certain directors and members of senior management of the Prior General Partner, trusts for the benefit of their children and certain other management employees of Services Company. On May 4, 2004, each of Glenmoor, BMC and the Prior General Partner converted from a stock corporation to a limited liability company, and the membership interests in Glenmoor were sold to BPL Acquisition L.P. (now MainLine) for approximately $235 million. BPL Acquisition L.P. was formed by affiliates of Carlyle/ Riverstone Global Energy and Power Fund II, L.P. for the purpose of purchasing the Glenmoor membership interest.
      At December 31, 2004, Services Company employed all of the employees that work for the Operating Subsidiaries. At December 31, 2004, Services Company had 739 employees. Prior to December 26, 2004, the 122 employees of Norco Pipe Line Company, LLC (“Norco”) Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”) and Buckeye Terminals, LLC (“BT”), each a wholly-owned subsidiary of BPH, were employed directly by each respective entity. On December 26, 2004, these employees became employees of Services Company. As part of the GP Restructuring, the services agreement between the Prior General Partner and Services Company (the “Prior Services Agreement”) was terminated and a new services agreement was entered into among Services Company, the Partnership, the Operating Subsidiaries and their subsidiary companies (the “New Services Agreement”). Under the New Services Agreement, Services Company continues to employ the employees that work for the Operating Subsidiaries, and is reimbursed directly by the Operating Subsidiaries and their subsidiaries for those services. Prior to the New Services Agreement, Services Company was reimbursed by the Prior General Partner who was in turn reimbursed by the Partnership and the Operating Subsidiaries. Under both the Prior Services Agreement and the New Services Agreement, certain executive compensation costs and related benefits are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed by MainLine Sub LLC.

      The following chart depicts the Partnership’s ownership structure as of December 31, 2004, reflecting the GP Restructuring and the creation of Wood River
Ownership of Buckeye Partners, L.P.

*	Ownership percentages are approximate.
Business Activities
      The Partnership receives petroleum products from refineries, connecting pipelines and bulk and marine terminals, and transports those products to other locations. In 2004, refined petroleum products transportation accounted for approximately 77% of the Partnership’s consolidated revenues.

      The Partnership transported an average of approximately 1,200,600 barrels per day of refined products in 2004. The following table shows the volume and percentage of refined petroleum products transported over the last three years.
Volume and Percentage of Refined Petroleum Products Transported(1)
(Volume in thousands of barrels per day)

	Year Ended December 31,

	2004		2003		2002

	Volume	Percent	Volume	Percent	Volume	Percent

Gasoline	609.0	50.7%	578.8	50.9%	556.4	50.5%
Jet Fuels	273.1	22.8	248.5	21.9	250.9	22.8
Middle Distillates(2)	293.0	24.4	285.4	25.1	265.4	24.1
Other Products	25.5	2.1	23.7	2.1	28.7	2.6

Total	1,200.6	100.0%	1,136.4	100.0%	1,101.4	100.0%

(1)	Excludes local product transfers.

(2)	Includes diesel fuel, heating oil, kerosene and other middle distillates.
      The Partnership provides refined product pipeline transportation service in the following states: California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio and Pennsylvania.

Pennsylvania — New York — New Jersey
      Buckeye serves major population centers in Pennsylvania, New York and New Jersey through 928 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from approximately 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Allentown, Pennsylvania. From Allentown, the pipeline continues west through a connection with the Laurel pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/ Johnstown and Pittsburgh) and north through eastern Pennsylvania into New York (serving Scranton/ Wilkes-Barre, Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo). Buckeye leases capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark and through two additional lines to JFK, LaGuardia and to commercial refined product terminals at Long Island City and Inwood, New York. These pipelines supply JFK, LaGuardia and Newark airports with substantially all of each airport’s turbine fuel requirements.
      Laurel transports refined petroleum products through a 345-mile pipeline extending westward from five refineries and a connection to Colonial Pipeline Company in the Philadelphia area to Reading, Harrisburg, Altoona/ Johnstown and Pittsburgh, Pennsylvania.

Illinois — Indiana — Michigan — Missouri — Ohio
      Buckeye and Norco transport refined petroleum products through 2,025 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan. Refined petroleum products are received at a refinery and other pipeline connection points near Toledo, Lima, Detroit and East Chicago. Major market areas served include Peoria, Illinois; Huntington/ Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio and Pittsburgh, Pennsylvania.
      Wood River owns five refined petroleum products pipelines with aggregate mileage of approximately 900 miles located in the Midwestern United States. Refined petroleum products are received at the

ConocoPhillips Wood River refinery in Illinois and transported to the Chicago area, to a terminal in the St. Louis area and to the Lambert-St. Louis Airport, to receiving points across Illinois and Indiana and to Buckeye’s pipeline in Lima, Ohio. At the Partnership’s tank farm located in Hartford, Illinois, one of Wood River’s pipelines also receives refined petroleum products from the Explorer pipeline, which are transported to the Partnership’s 1.3 million barrel terminal located on the Ohio River in Mt. Vernon, Indiana.

Other Refined Products Pipelines
      Buckeye serves Connecticut and Massachusetts through 112 miles of pipeline (the “Jet Lines System”) that carry refined products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.
      Everglades transports primarily turbine fuel on a 37-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. Everglades supplies Miami International Airport with substantially all of its turbine fuel requirements.
      WesPac Pipelines — Reno LLC owns a 3.0 mile pipeline serving the Reno/ Tahoe International Airport. WesPac Pipelines — San Diego LLC owns a 4.3 mile pipeline serving the San Diego International Airport. WesPac Pipelines — Memphis LLC is in the process of constructing an 11-mile pipeline and related terminal facilities to serve Memphis International Airport. Each of these WesPac entities is a joint venture between BPH and Kealine Partners. BPH owns a 75% ownership interest in each of WesPac Pipelines — Reno LLC and WesPac Pipelines — Memphis LLC and a 50% ownership interest in WesPac Pipelines — San Diego LLC. As of December 31, 2004, the Partnership provided $13.4 million in intercompany debt financing to these WesPac entities.
Other Business Activities

Terminalling and Storage
      Through BPH and its subsidiaries, the Partnership owns and operates 38 terminals located in Indiana, Illinois, Michigan, Missouri, New York, Ohio and Pennsylvania that provide bulk storage and throughput services and have the capacity to store an aggregate of approximately 15.4 million barrels of refined petroleum products. In addition, these subsidiaries own five currently idled terminals with an aggregate storage capacity of approximately 924,000 barrels. Together, the Partnership’s terminalling and storage activities provided approximately 13% of total revenue in 2004.

Other
      BGC is a contract operator of pipelines owned in Texas and Louisiana by major petrochemical companies. BGC currently has eight operations and maintenance contracts in place. In addition, BGC owns a 16-mile pipeline located in Texas that it leases to a third-party chemical company. Subsidiaries of BGC also own an approximate 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas that was completed in March 2003. Crude butadiene transported on this pipeline, known as the Sabina pipeline, are supported by a long-term throughput agreement with Sabina Petrochemicals, LLC. BGC also provides engineering and construction management services to major chemical companies in the Gulf Coast area.
      BPH owns a 24.99% equity interest in West Shore Pipe Line Company (“West Shore”). West Shore owns and operates a pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are a number of major oil companies. The pipeline is operated under contract by Citgo Pipeline Company.
      BPH also owns a 20% interest in West Texas LPG Pipeline Limited Partnership (“WTP”), which it acquired on August 8, 2003 for $28.5 million. WTP owns and operates a pipeline system that delivers natural gas liquids to Mont Belvieu, Texas for fractionation. The natural gas liquids are delivered to the WTP pipeline system from the Rocky Mountain region via connecting pipelines and from gathering fields located in West and Central Texas. The majority owners and the operators of WTP are affiliates of ChevronTexaco, Inc.
Competition and Other Business Considerations
      The Operating Subsidiaries conduct business without the benefit of exclusive franchises from government entities. In addition, the Operating Subsidiaries’ pipeline operations generally operate as common carriers, providing transportation services at posted tariffs and without long-term contracts. The Operating Subsidiaries do not own the products they transport. Demand for the services provided by the Operating Subsidiaries derives from demand for petroleum products in the regions served and the ability and willingness of refiners, marketers and end-users to supply such demand by deliveries through the Operating Subsidiaries’ pipelines. Demand for refined petroleum products is primarily a function of price, prevailing general economic conditions and weather. The Operating Subsidiaries’ businesses are, therefore, subject to a variety of factors partially or entirely beyond their control. Multiple sources of pipeline entry and multiple points of delivery, however, have historically helped maintain stable total volumes even when volumes at particular source or destination points have changed.
      The Partnership’s business may in the future be affected by changing oil prices or other factors affecting demand for oil and other fuels. The Partnership’s business may also be impacted by energy conservation, changing sources of supply, structural changes in the oil industry, changes in transportation and travel patterns in the areas served by the Partnership’s pipelines and new energy technologies. The General Partner is unable to predict the effect of such factors.
      In 2004, the Partnership had approximately 110 customers, most of which were either major integrated oil companies or large refined product marketing companies. The largest two customers accounted for 6% each of consolidated revenues, while the 20 largest customers accounted for 56% of consolidated revenues.
      Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Operating Subsidiaries’ most significant competitors for large volume shipments are other pipelines, many of which are owned and operated by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Operating Subsidiaries’ pipeline system will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Operating Subsidiaries in particular locations. In the Midwest, several petroleum product pipeline expansions and two new petroleum product pipeline construction projects have recently been completed. Generally, these projects have increased the capacity to bring additional refined products into the Partnership’s service area. However, because the Operating Subsidiaries own multiple pipelines throughout the Midwest, the General Partner believes that these pipeline projects may result in volumes shifting from one Operating Subsidiary pipeline segment to another, but will not, in the aggregate, have a material adverse effect on the Operating Subsidiaries’ results of operations or financial condition.
      The Operating Subsidiaries compete with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and Ohio.
      Trucks competitively deliver product in a number of areas served by the Operating Subsidiaries. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for certain volumes in many areas served by the Operating Subsidiaries. The availability of truck transportation places a significant competitive constraint on the ability of the Operating Subsidiaries to increase their tariff rates.
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
      Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Partnership’s business is largely driven by the consumption of fuel in its delivery areas and the Operating Subsidiaries’ pipelines have numerous source points, the General Partner does not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Partnership. Certain of the pipelines which were acquired from Shell on October 1, 2004, emanate from a refinery owned by ConocoPhillips and located in the vicinity of Wood River, Illinois. While these pipelines are, in part, supplied by connecting pipelines, a temporary or permanent closure of the ConocoPhillips Wood River refinery in connection with maintenance activities or casualty events could have a negative impact on volumes delivered through these pipelines. The General Partner is unable to determine whether refinery expansions or shutdowns will occur or what their specific effect would be. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information — Competition and Other Business Conditions.”
      The Operating Subsidiaries’ mix of products transported tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, operations have been only moderately seasonal, with somewhat lower than average volume being transported during March, April and May and somewhat higher than average volume being transported in November, December and January.
      Neither the Partnership nor any of the Operating Subsidiaries has any employees. The Operating Subsidiaries are managed and operated by employees of Services Company. In addition, MainLine Sub provides certain management services to the General Partner and Services Company. At December 31, 2004, Services Company had a total of 739 full-time employees, 142 of whom were represented by two labor unions. The Operating Subsidiaries (and their predecessors) have never experienced any work stoppages or other significant labor problems.
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
      During 2004, the Partnership incurred approximately $72.6 million of capital expenditures, of which $32.8 million related to maintenance and integrity and $39.8 million related to expansion and cost reduction projects.
      In 2005, the Partnership anticipates capital expenditures of approximately $84 million, of which approximately $28 million is projected to be sustaining capital expenditures for maintenance and integrity projects and approximately $56 million, of which $32.5 million relates to a project at the Memphis International Airport, is projected for expansion and cost reduction projects. See “Pipeline Regulation and Safety Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Regulation

General
      Wood River, as owner of the pipelines recently acquired from Shell, Buckeye and Norco are interstate common carriers subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulation requires that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and non-discriminatory. FERC regulation also enforces common carrier obligations and specifies a uniform system of accounts. In addition, Wood River, Buckeye, Norco and the other Operating Subsidiaries are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.
      The Operating Subsidiaries are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety.

FERC Rate Regulation
      The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology, whereby a pipeline is allowed to change its rates in accordance with an index (currently the Producer Price Index, or PPI) that FERC believes reflects cost changes appropriate for application to pipeline rates. The tariff rates of each of Norco and Wood River are governed by this generic FERC index methodology, and therefore are subject to change annually according to the index. If the PPI is negative, Norco and Wood River could be required to reduce their rates if they exceed the new maximum allowable rate.
      In addition, in decisions involving unrelated pipeline limited partnerships, FERC has ruled that pass-through entities, like the Partnership and the Operating Subsidiaries, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates. The General Partner believes only a small number of the Partnership’s limited partnership units (“LP Units”) are held by corporations. Further, in a 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance in an opinion that suggested that in the future a limited partnership may not be able to claim any income tax allowance despite being partially owned by a corporation. On December 2, 2004, FERC issued a Notice of Inquiry that seeks comments regarding whether the 2004 Appeals Court decision applies only to the specific facts of that case, or whether it applies more broadly, and, if the latter, what effect that ruling might have on energy infrastructure investments. Comments in response to the Notice of Inquiry were due on January 21, 2005. It is not clear what action FERC will ultimately take in response to the 2004 Appeals Court decision, to what extent such action will be challenged and, if so, whether it will withstand further FERC or judicial review. A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of the Partnership’s Operating Subsidiaries. If a challenge were brought and FERC were to find that some of the indexed rates exceed levels justified by the cost of service, FERC could order a reduction in the indexed rates and could require reparations. As a result, the Partnership’s results of operations could be adversely affected.
      Under FERC’s regulations, as an alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. The final rules became effective on January 1, 1995.
      Buckeye’s rates are governed by an exception to the rules discussed above, pursuant to specific FERC authorization. Buckeye’s market-based rate regulation program was initially approved by FERC in March 1991 and was subsequently extended in 1994. Under this program, in markets where Buckeye does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15% over any two-year period (the “rate cap”), and (b) will be allowed to become effective without suspension or investigation if they do not exceed a “trigger” equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2%. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume-weighted average rate increase in markets where Buckeye does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume-weighted average rate decrease in markets where Buckeye does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye’s rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates are unduly discriminatory, or that Buckeye has acquired significant market power in markets previously found to be competitive.
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
Environmental Matters
      The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Subsidiaries comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or injuries to persons resulting from the operations of the Operating Subsidiaries, could result in substantial costs and liabilities to the Partnership. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Matters.”
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
      Contamination resulting from spills or releases of refined petroleum products occurs in the petroleum pipeline industry. The Operating Subsidiaries’ pipelines cross numerous navigable rivers and streams. Although the General Partner believes that the Operating Subsidiaries comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to the Partnership.
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
      The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” governs the release or threat of release of a “hazardous substance.” Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate “hazardous substances.” As a result, to the extent a hazardous substance generated by the Operating Subsidiaries or their predecessors may have been released or disposed of in the past, the Operating Subsidiaries may in the future be required to remedy contaminated property. Governmental authorities such as the Environmental Protection Agency, and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a “hazardous substance,” the property or right-of-way of the Operating Subsidiaries may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Subsidiaries may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.
      The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the “Amendments”), imposes controls on the emission of pollutants into the air. The Amendments required states to develop facility-wide permitting programs over the past several years to comply with new federal programs. Existing operating and air-emission requirements like those currently imposed on the Operating Subsidiaries are being reviewed by appropriate state agencies in connection with the new facility-wide permitting program. It is possible that new or more stringent controls will be imposed upon the Operating Subsidiaries through this permit review process.
      The Operating Subsidiaries are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.
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
Pipeline Regulation and Safety Matters
      The Operating Subsidiaries are subject to regulation by the United States Department of Transportation (“DOT”) under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), and its subsequent re-authorizations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.
      The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. The Partnership has a drug and alcohol testing program that complies in all material respects with the regulations promulgated by the Office of Pipeline Safety and DOT.
      HLPSA also requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in unusually sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks were required to be qualified under the program by October 28, 2002. The Partnership has filed its written plan and has qualified its employees and contractors as required. In addition, on March 31, 2001, DOT’s rule for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline) became effective. This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. Pipeline operators were required to develop “Baseline Assessment Plans” for evaluating the integrity of each pipeline segment by March 31, 2002 and to complete an assessment of the highest risk 50% of line segments by September 30, 2004, with full assessment of the remaining 50% by March 31, 2008. Pipeline operators will thereafter be required to re-assess each affected segment in intervals not to exceed five years. The Partnership has implemented an Integrity Management Program in compliance with the requirements of this rule.
      In December 2002 the Pipeline Safety Improvement Act of 2002 (“PSIA”) became effective. The PSIA imposes additional obligations on pipeline operators, increases penalties for statutory and regulatory violations, and includes provisions prohibiting employers from taking adverse employment action against pipeline employees and contractors who raise concerns about pipeline safety within the company or with government agencies or the press. Many of the provisions of the PSIA are subject to regulations to be issued by the Department of Transportation. The PSIA also requires public education programs for residents, public officials and emergency responders and a measurement system to ensure the effectiveness of the public education program. The Partnership has commenced implementation of a public education program that complies with these requirements. While the PSIA imposes additional operating requirements on pipeline operators, the Partnership does not believe that cost of compliance with the PSIA is likely to be material.
      The Partnership also has certain contractual obligations to Shell for testing and maintenance of pipelines. In 2003, Shell entered into a consent decree with the United States Environmental Protection Agency arising out of a June 1999 incident unrelated to the assets acquired. The consent decree included requirements for testing and maintenance of two of the pipelines (the “North Line” and the “East Line”) acquired from Shell, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. In the purchase agreement with Shell, the Partnership agreed to perform, at its own expense, the work required of Shell on North Line and East Line under the consent decree. The Partnership’s obligations to Shell with respect to the consent decree extend to approximately 2008, a date five years from the date of the consent decree. For more information regarding the acquisition, see “Business — Significant Partnership Events in 2004 — Acquisition of Midwest Pipelines and Terminals.”
      The Partnership believes that the Operating Subsidiaries currently comply in all material respects with HLPSA and other pipeline safety laws and regulations. However, the industry, including the Partnership, will, in the future, incur additional pipeline and tank integrity expenditures and the Partnership is likely to incur increased operating costs based on these and other government regulations. During 2004, the Partnership’s integrity expenditures for these programs were approximately $22.9 million (of which $21.8 million was capital and $0.9 million was expense). The Partnership expects 2005 integrity expenditures for these programs to be approximately $19 million of which approximately $12 million will be capital and $7 million will be expense.
      The Operating Subsidiaries are also subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The Partnership believes that the Operating Subsidiaries’ operations comply in all material respects with OSHA requirements, including general industry standards, record-keeping, hazard communication requirements, training and monitoring of occupational exposure to benzene, asbestos and other regulated substances.
      The Partnership cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations could increase operating costs and impose additional capital expenditure requirements, but the Partnership does not presently expect that such costs or capital expenditure requirements would have a material adverse effect on its results of operations or financial condition.

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

Characterization of the Partnership for Tax Purposes
      The Code treats a publicly traded partnership that existed on December 17, 1987, such as the Partnership, as a corporation for federal income tax purposes, unless, for each taxable year of the Partnership, under Section 7704(d) of the Code, 90% or more of its gross income consists of “qualifying income.” Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produce such income. The Partnership is engaged primarily in the refined products pipeline transportation business. In addition, the Partnership elected effective August 1, 2004 to treat BGC as a corporation for federal income tax purposes in order for distributions from BGC to be treated as dividends constituting qualifying income. Prior to this election, BGC’s operations generally did not generate qualifying income for the Partnership. The General Partner believes that 90 percent or more of the Partnership’s gross income has been qualifying income. If this continues to be true and no subsequent legislation amends this provision, the Partnership will continue to be classified as a partnership and not as a corporation for federal income tax purposes.
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

Regulated Investment Companies
      A regulated investment company, or “mutual fund,” is required to derive 90% or more of its gross income from specific sources including interest, dividends and gains from the sale of stocks or securities, foreign currency or specified related sources. Recent legislation adds net income derived from the ownership of an interest in a “qualified publicly traded partnership” to the categories of qualifying income for a regulated investment company. We expect that we will meet the definition of a “qualified publicly traded partnership.” The legislation is effective, however, only for taxable years beginning after October 22, 2004. For taxable years beginning prior to this time, an insignificant amount of our income will be qualifying income to a regulated investment company.

State Tax Treatment
      During 2004, the Partnership owned property or conducted business in the states of California, Connecticut, Florida, Illinois, Indiana, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Texas. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder’s income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

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
      You can also find information about the Partnership at the offices of the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of the General Partner provided such certification to the NYSE in 2004 without qualification. In addition, the certifications of the General Partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to the Partnership’s Annual Report on Form 10-K.

Item 2.	Properties
      As of December 31, 2004, the principal facilities of the Partnership included approximately 4,500 miles of 6-inch to 24-inch diameter pipeline, 100 delivery points and 38 bulk storage and terminal facilities with aggregate capacity of approximately 15.4 million barrels. The Operating Subsidiaries and their subsidiaries own substantially all of these facilities.
      In general, the Partnership’s pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Subsidiaries’ rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. The Operating Subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and the General Partner has no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, pumping stations and terminal facilities are located on land owned by the Operating Subsidiaries.
      The General Partner believes that the Operating Subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Subsidiaries’ title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by the General Partner to interfere materially with the conduct of the Operating Subsidiaries’ businesses.

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
      With respect to environmental litigation, certain Operating Subsidiaries (or their predecessors) have been named in the past as defendants in lawsuits, or have been notified by federal or state authorities that they are potentially responsible parties (“PRPs”) under federal laws or a respondent under state laws relating to the generation, disposal or release of hazardous substances into the environment. In connection with actions brought under CERCLA and similar state statutes, the Operating Subsidiary is usually one of many PRPs for a particular site and its contribution of total waste at the site is usually de minimis. However, because CERCLA and similar statutes impose liability without regard to fault and on a joint and several basis, the liability of an Operating Subsidiary in connection with such a proceeding could be material.
      Although there is no material environmental litigation pending against the Partnership or the Operating Subsidiaries at this time, claims may be asserted in the future under various federal and state laws, and the amount of any potential liability associated with such claims cannot be estimated. See “Business — Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 2004.
      In January 2005, the Partnership began a consent solicitation to amend certain provisions of the Partnership’s Unit Option and Distribution Equivalent Plan. The Partnership has proposed increasing the number of Units authorized for issuance under the Plan by 720,000 LP Units.
PART II

Item 5.	Market for the Registrant’s LP Units and Related Unitholder Matters
      The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. The high and low sales prices of the LP Units in 2004 and 2003, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2004		2003

Quarter	High	Low	High	Low

First	$46.00	$40.00	$39.99	$33.60
Second	43.67	35.60	39.45	35.05
Third	44.40	40.70	40.90	36.92
Fourth	45.00	39.10	45.55	40.00
      On February 28, 2003, the Partnership sold 1,750,000 LP Units in an underwritten public offering at a price of $36.01 per LP Unit. Proceeds to the Partnership, net of underwriters’ discount of $1.62 per LP unit and offering expenses, were approximately $59.9 million.

      On October 19, 2004, the Partnership sold 5,500,000 LP Units in an underwritten public offering at a price of $42.50 per Unit. Proceeds to the Partnership, net of underwriters’ discount of $1.81 per unit and offering expenses, were approximately $223.3 million.
      On February 7, 2005, the Partnership sold 1,100,000 LP Units in an underwritten public offering at a price of $45.00 per unit. Proceeds to the Partnership, net of underwriter’s discount of $1.46 per unit and offering expenses, were approximately $47.6 million. The principal use of proceeds was to repay, in part, amounts outstanding under the Partnership’s revolving line of credit
      The Partnership has gathered tax information from its known LP Unitholders and from brokers/nominees and, based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 34,000 at December 31, 2004.
      Cash distributions paid during 2003 and 2004 were as follows:

		Amount
Record Date	Payment Date	Per Unit

February 6, 2003	February 28, 2003	0.6250
May 6, 2003	May 30, 2003	0.6375
August 6, 2003	August 29, 2003	0.6375
November 5, 2003	November 28, 2003	0.6375
February 4, 2004	February 27, 2004	0.6500
May 5, 2004	May 28, 2004	0.6500
August 9, 2004	August 31, 2004	0.6625
November 8, 2004	November 30, 2004	0.6750

Item 6.	Selected Financial Data
      The following tables set forth, for the period and at the dates indicated, the Partnership’s income statement and balance sheet data for each of the last five years. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per unit amounts)
Income Statement Data:
Revenue	$323,543	$272,947	$247,345	$232,397	$208,632
Depreciation and amortization(1)	25,983	22,562	20,703	20,002	17,906
Operating income(1)	122,144	109,335	102,362	98,331	91,475
Interest and debt expense	27,614	22,758	20,527	18,882	18,690
Income from continuing operations(2)	82,962	30,154	71,902	69,402	64,467
Net income(2)(3)	82,962	30,154	71,902	69,402	96,331
Income per unit from continuing operations	2.76	1.05	2.65	2.56	2.38
Net income per unit	2.76	1.05	2.65	2.56	3.56
Distributions per unit	2.64	2.54	2.50	2.45	2.40

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Total assets	$1,534,119	$937,896	$856,171	$807,560	$712,812
Long-term debt	797,270	448,050	405,000	373,000	283,000
General Partner’s capital	2,549	2,514	2,870	2,834	2,831
Limited Partners’ capital	603,409	376,158	355,475	351,057	346,551
Receivable from exercise of options	(535)	(912)	(913)	(995)	—
Accumulated other comprehensive income	—	(348)	—	—	—

(1)	Depreciation and amortization includes $832,000 and $461,000 in 2001 and 2000 related to goodwill acquired in the 2000 acquisition of six petroleum products terminals. Goodwill amortization ceased effective January 1, 2002 with the adoption of Statement of Financial Accounting Standards. No. 142 — “Goodwill and Other Intangible Assets.” See Note 6 to the Partnership’s consolidated financial statements.

(2)	Income from continuing operations and net income in 2003 include a charge of $45.5 million related to a yield maintenance premium paid on the retirement of the $240 million Senior Notes of Buckeye.

(3)	Net income includes income from discontinued operations of $5,682,000 and a gain on the sale of Buckeye Refining Company, a former subsidiary of BPH, of $26,182,000 in 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion of the results of operations and the liquidity and capital resources of the Partnership for the periods indicated below. This discussion should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto, which are included elsewhere in this report.
Overview
      The Partnership is a master limited partnership which operates through subsidiary entities (the “Operating Subsidiaries”) in the transportation, terminalling and storage of refined petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.
      On October 1, 2004, the Partnership significantly expanded its operations in the upper Midwestern United States with the acquisition of 5 refined petroleum products pipelines with an aggregate mileage of approximately 900 miles and 24 refined products terminals with an aggregate storage capacity of 9.3 million barrels (the “Midwest Pipelines and Terminals”) from Shell Oil Products U.S., (“Shell”) for a purchase price of $517 million. See Item 1 “Business — Introduction” and Item 1 “Significant Partnership Events in 2004 — Acquisition of Midwest Pipelines and Terminals.” The Partnership entered into equity and debt financings to fund the acquisition of these assets. These financings included the issuance of $275 million of 5.300% Notes (the “5.300% Notes”) on October 12, 2004 and 5.5 million LP Units on October 19, 2004 at an offering price of $42.50 per LP Unit. See “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The acquisition of these assets added $17.7 million of revenue in 2004.

Results of Operations
      Summary operating results for the Partnership were as follows:

	2004	2003	2002

	(In thousands, except per unit amounts)
Revenue	$323,543	$272,947	$247,345
Costs and expenses	201,399	163,612	144,983

Operating income	122,144	109,335	102,362
Other income (expenses)	(39,182)	(79,181)	(30,460)

Net income	$82,962	$30,154	$71,902

Earnings per unit — basic	$2.76	$1.05	$2.65

Earnings per unit — assuming dilution	$2.75	$1.05	$2.64

      In 2003, the Partnership repaid $240 million of Senior Notes of Buckeye. In conjunction with this repayment, the Partnership incurred a yield maintenance premium of $45.5 million, which has been reflected in other income (expenses) in the Partnership’s financial statements. The Partnership’s 2003 net income before the yield maintenance premium was $75.6 million, or $2.64 per unit.
      To supplement its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Partnership’s management has used the financial measure of “net income before the yield maintenance premium.” The Partnership has presented net income before the yield maintenance premium in this discussion to enhance an investor’s overall understanding of the way that management analyzes the Partnership’s financial performance. Specifically, the Partnership’s management used the presentation of net income before the yield maintenance premium to allow for a more meaningful comparison of the Partnership’s operating results in 2004 (which were not impacted by the yield maintenance premium) to 2003 (which were impacted by the yield maintenance premium). The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.
      A reconciliation of 2003 net income before the yield maintenance premium to 2003 net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, is as follows:

(In thousands)
Net income before the yield maintenance premium	$75,618
Yield maintenance premium	(45,464)

Net income	$30,154

      The improvement in revenues and operating income in 2004 compared to 2003 is generally due to higher pipeline transportation and storage revenues as well as the addition of the Midwest Pipelines and Terminals. The improvement in revenues and operating income in 2003 compared to 2002 was generally due to higher pipeline transportation revenues. Earnings per unit were impacted by the issuance of 1.75 million LP Units in February 2003 and 5.5 million LP Units in October 2004.

      Revenues for each of the three years ended December 31, 2004, 2003 and 2002 were as follows:

	Revenues

	2004	2003	2002

	(In thousands)
Pipeline transportation	$249,259	$228,743	$214,052
Terminalling, storage and rentals	42,480	26,435	18,859
Contract operations	31,804	17,769	14,434

Total	$323,543	$272,947	$247,345

      Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation. See Item 1 — “Business — Competition and Other Business Considerations.”

2004 Compared to 2003
      Total revenues for the year ended December 31, 2004 were $323.5 million, $50.6 million or 18.5% greater than revenue of $272.9 million in 2003.
      Revenue from pipeline transportation of petroleum products was $249.3 million in 2004 compared to $228.7 million in 2003. The increase of $20.6 million in transportation revenue was primarily the result of:

•	Wood River transportation revenue of $8.4 million;

•	a 2.8% average tariff rate increase effective May 1, 2004 and a 2.4% average tariff increase effective May 1, 2003;

•	a 3.0% increase, net of Wood River, in gasoline transportation revenue of $3.6 million on a 0.2% decrease in gasoline volumes delivered;

•	a 7.5% increase, net of Wood River, in jet fuel transportation revenue of $2.9 million with a 5.2% increase in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports increased by 8.4% but were partially offset by a 16.9% decline in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions and a 55.0% decline in deliveries to Ludlow Air Force Base;

•	a 2.0% increase, net of Wood River, in distillate transportation revenue of $1.3 million on a 0.4% increase in distillate volumes delivered; and

•	a 25.0% increase in liquefied petroleum gas (“LPG”) transportation revenue of $0.9 million on a 10.8% increase in LPG volumes delivered.
      Product deliveries for each of the three years in the period ended December 31, including Wood River product deliveries, were as follows:

	Average Barrels Per Day

Product	2004	2003	2002

	(In thousands)
Gasoline	609,000	578,800	556,400
Distillate	293,000	285,400	265,400
Turbine Fuel	273,100	248,500	250,900
LPG’s	21,100	19,100	21,900
Other	4,400	4,600	6,800

Total	1,200,600	1,136,400	1,101,400

      During the three months in 2004 that the Partnership owned the Wood River pipelines, volumes on the Wood River pipelines averaged 196,000 barrels per day. Excluding the Wood River pipelines, volumes would have averaged 1,151,400 barrels per day for all of 2004.
      Terminalling, storage and rental revenues of $42.5 million increased by $16.0 million from the comparable period in 2003. Of this increase, $9.2 million was generated by the terminals acquired from Shell on October 1, 2004. Additionally, 2004 revenues include $3.2 million of revenues of WesPac Pipelines – Reno LLC under a product supply arrangement recorded on a gross basis rather than the net-of-cost basis previously used. Rental revenues increased by $2.1 million while other revenues increased by $1.5 million.
      Contract operations revenue of $31.8 million for the year ended December 31, 2004 increased by $14.0 million from the comparable period in 2003. Revenue from pipeline construction activities increased by $12.7 million due to a new contract but was partially offset by a decline in contract operation service revenue of $3.2 million which resulted from the loss of a contract. Additionally, in 2004 the Partnership began recording revenues from a contract operation services contract on a gross basis rather than the net-of-cost basis previously used. This reclassification resulted in additional contract operations revenue of $4.0 million in 2004.
      Costs and expenses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Operating Expenses

	2004	2003	2002

	(In thousands)
Payroll and payroll benefits	$61,094	$54,685	$49,613
Depreciation and amortization	25,983	22,562	20,703
Operating power	22,976	21,899	18,961
Outside services	19,896	18,806	18,481
Property and other taxes	13,316	10,437	8,546
Construction management	12,287	—	—
All other	45,847	35,223	28,679

Total	$201,399	$163,612	$144,983

      Payroll and payroll benefits costs were $61.1 million in 2004, an increase of $6.4 million over 2003. Of this increase, approximately $3.9 million is related to employees added as a result of the acquisition of the Midwest Pipelines and Terminals on October 1, 2004. The Partnership added approximately 104 employees, most of whom previously worked for Shell in the operation of the acquired assets. The employees were added as new employees of Services, and the Partnership did not incur liability for any benefits or other costs related to the time those employees were employed by Shell. Of the remaining increase of $2.5 million of payroll costs, approximately $1.2 million resulted from recording expenses from a contract operation services contract on a gross basis, rather than the net-of-cost basis previously used. The balance of the increase resulted principally from increases in wage rates in 2004 compared to 2003, as well as increased employee benefits (principally related to retiree medical costs), partially offset by increased salaries and wages capitalized as part of maintenance and expansion capital projects.
      Depreciation and amortization expense of $26.0 million increased by $3.4 million in 2004 over 2003. Depreciation related to the Midwest Pipelines and Terminals was $2.5 million. The remaining increase of $0.9 million resulted from the Partnership’s ongoing maintenance and expansion capital program.
      Operating power, consisting primarily of electricity required to operate pumping facilities was $23.0 million in 2004, an increase of $1.1 million over 2003. The Midwest Pipelines and Terminals added $0.7 million from the date of acquisition. Of the remaining increase of $0.4 million, increases at Buckeye and Laurel of $1.4 million (related to higher volumes) were partially offset by a decrease of $1.0 million at BGC related to the loss of an operating contract in 2004.
      Outside services costs, consisting principally of third-party contract services for maintenance activities, were $19.9 million, an increase of $1.1 million over 2003. Outside services costs related to the Midwest

Pipelines and Terminals were $1.6 million. Pipeline and terminals operations added approximately $0.7 million related to ongoing maintenance activities, which were more than offset by reductions of $1.2 million at BGC that resulted from the loss of an operating contract.
      Property and other taxes were $13.3 million in 2004, an increase of $2.8 million over 2003. Property and other taxes related to the Midwest Pipelines and Terminals were $0.6 million. Of the remaining increases of $2.2 million, the Partnership experienced higher real property tax assessments in several states.
      Construction management costs were $12.3 million in 2004 as a result of a significant construction contract with a major chemical company. Construction management costs were minimal in 2003.
      All other costs were $45.8 million in 2004 compared to $35.2 million in 2003, an increase of $10.6 million. Of this increase, $3.7 million resulted from recording certain expenses on a gross basis compared to the net-of-cost basis previously used, including fuel purchases by WesPac Pipelines — Reno LLC ($3.0 million) and costs related to an operation services contract ($0.7 million). Other costs related to the Midwest Pipelines and Terminals added $2.3 million. Casualty losses increased by $1.4 million primarily as a result of pipeline releases in 2004. In addition, in August 2004, BGC elected to be treated as a corporation for Federal income tax purposes. The Partnership accrued $0.5 million, included in operating expenses, related to these income taxes incurred during the period after BGC elected to be treated as a corporation. Professional fees increased by $1.2 million, principally associated with Sarbanes-Oxley compliance and the GP Restructuring. The remainder of the increases related to various other pipeline operating costs.
      Other income (expense) for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

	(In thousands)
Investment income	$6,005	$3,628	$1,952
Interest and debt expense	(27,614)	(22,758)	(20,527)
Premium paid on retirement of debt	—	(45,464)	—
General Partner incentive compensation	(14,002)	(11,877)	(10,838)
Minority interests and other	(3,571)	(2,710)	(1,047)

Total	$(39,182)	$(79,181)	$(30,460)

      Other income (expense) was a net expense of $39.2 million in 2004, a decrease of $40.0 million from 2003. In 2003, the Partnership paid a yield maintenance premium of $45.5 million on the retirement of the $240 million Senior Notes of Buckeye. No such premium was incurred in 2004. Investment income of $6.0 million increased by $2.4 million from 2003, which resulted from a full year’s investment income from West Texas LPG Pipeline, L.P. (“WTP”) compared to five months of such investment income in 2003 (the Partnership’s 20% interest in WTP was acquired in August 2003) and increased earnings from the Partnership’s ownership interest in West Shore. Interest expense was $27.6 million in 2004 compared to $22.8 million in 2003, an increase of $4.8 million. The Partnership incurred approximately $3.3 million in interest related to its 5.300% Notes due 2014 which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals. The balance of the increase in interest expense resulted from higher average balances outstanding on the Partnership’s 5-year revolving line of credit in the second half of the 2004 compared to 2003, a portion of which is related to the acquisition of the Midwest Pipelines and Terminals.
      General Partner incentive compensation was $14.0 million in 2004 compared to $11.9 million in 2003 as a result of the issuance of 5.5 million LP Units in October 2004 as well as a higher limited partnership cash distributions paid throughout 2004 compared to 2003. Minority interests and other of $3.6 million increased by $0.9 million.

2003 compared to 2002
      Total revenue for the year ended December 31, 2003 was $272.9 million, $25.6 million or 10.4% greater than revenue of $247.3 million in 2002.
      Revenue from pipeline transportation of petroleum products was $228.7 million in 2003 compared to $214.1 million in 2002. The increase of $14.6 million in transportation revenue was primarily the result of:

•	a 2.4% average tariff rate increase effective May 1, 2003 and a 2.0% average tariff increase effective July 1, 2002;

•	a 7.2% increase in gasoline transportation revenue of $8.2 million on a 4.0% decrease in gasoline volumes delivered;

•	a 3.5% increase in jet fuel transportation revenue of $1.3 million despite a 1.0% decline in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports decreased by 1.0% while deliveries to the Pittsburgh Airport declined by 13.8% due to US Airways’ schedule reductions;

•	a 9.7% increase in distillate transportation revenue of $5.6 million on a 7.5% increase in distillate volumes delivered; and

•	a 24.4% decrease in LPG transportation revenue of $1.2 million on a 12.8% decrease in LPG volumes delivered.
      Terminalling, storage and rental revenue of $26.4 million increased by $7.5 million from 2002 levels. Approximately $6.9 million of this increase reflects lease revenue received with respect to a crude butadiene pipeline which is approximately 63% owned by a subsidiary of BPH (the “Sabina Pipeline”) and was completed in early 2003.
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
      The Partnership’s costs and expenses were $163.6 million in 2003 compared to $145.0 million in 2002.
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
      Depreciation and amortization expense increased to $22.6 million, or $1.9 million due to commencement of depreciation on the Sabina Pipeline ($0.6 million), depreciation related to the Partnership’s new Enterprise Asset Management (EAM) information system implemented in January 2003 ($0.5 million) and other capital additions to the Partnership’s pipeline and terminalling assets ($0.8 million).
      Operating power, consisting primarily of electricity required to operate pumping facilities, increased to $21.9 million, $2.9 million over operating power costs incurred in 2002. Expanded contract operations at BGC caused $1.0 million of this increase. The remainder was due to additional pipeline volumes in the Partnership’s pipeline operations.
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
Liquidity and Capital Resources
      The Partnership’s financial condition at December 31, 2004, 2003, and 2002 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of December 31,

	2004	2003	2002

Current ratio(1)	1.5 to 1	1.4 to 1	1.4 to 1
Ratio of cash, cash equivalents and trade receivables to current liabilities	.8 to 1	.8 to 1	.9 to 1
Working capital (in thousands)(2)	$27,435	$17,720	$13,092
Ratio of total debt to total capital(3)	.57 to 1	.54 to 1	.53 to 1
Book value (per Unit)(4)	$17.53	$13.03	$13.15

(1)	current assets divided by current liabilities

(2)	current assets minus current liabilities

(3)	long-term debt divided by long-term debt plus total partners’ capital

(4)	total partners’ capital divided by total units outstanding at year-end.
      During 2004, the Partnership’s principal sources of cash were cash from operations and proceeds from the 2004 financing transactions described below. During 2003, the Partnership’s principal sources of cash were cash from operations as well as the 2003 financing transactions described below. During 2002, the Partnership’s principal sources of cash were cash from operations and borrowings under its 5-year revolving line of credit. The Partnership’s principal uses of cash are capital expenditures, investments and acquisitions, distributions to Unitholders and repayments of borrowings.
      On August 6, 2004, the Partnership entered into a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank. The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. The new Credit Facility replaced a $277.5 million 5-year credit facility that would have expired in September 2006 and a $100 million 364-day facility that would have expired in September 2004 (the “Prior Credit Facilities”). Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on August 6, 2009. At December 31, 2004, the Partnership had $73.0 million outstanding under the Credit Facility and the weighted average interest rate was 3.00%. At the time of the refinancing, the Partnership had $30.0 million outstanding under the Prior Credit Facilities, of which $26.5 million had been borrowed for a deposit paid June 30, 2004 on the Midwest Pipelines and Terminals.

      Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at December 31, 2004, will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0.
      The Credit Facility contains covenants and provisions that:

•	Restrict the Partnership and certain subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•	Prohibit the Partnership and certain subsidiaries from creating or incurring certain liens on its property;

•	Prohibit the Partnership and certain subsidiaries from disposing of property material to its operations;

•	Limit consolidations, mergers and asset transfers by the Partnership and certain subsidiaries.
      The Credit Facility requires that the Partnership and its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio.” The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership (including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for certain increases in connection with future acquisitions. In connection with the Partnership’s acquisition of the Midwest Pipelines and Terminals, the Credit Facility provided for an increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of such acquisition and 5.25 to 1.00 for the third quarter following the closing of such acquisition.
      The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets. The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00. As of December 31, 2004, the Partnership’s Funded Debt Ratio was 4.35 to 1.00 (using certain pro forma amounts permitted under the Credit Facility Agreement), its Fixed Charge Coverage Ratio was 2.48 to 1.00 and the Partnership was in compliance with the remainder of its covenants under the Credit Facility.
      In connection with the acquisition of the Midwest Pipelines and Terminals, the Partnership borrowed a total of $490.0 million, consisting of $300.0 million under a 364-day interim loan (the “Interim Loan”) and $190.0 million under the Credit Facility. On October 12, 2004, the Partnership sold $275.0 million aggregate principal amount of its 5.300% Notes due 2014 in an underwritten public offering. Proceeds from the note offering, after underwriter’s discount and commissions, were approximately $272.1 million. Proceeds from the note offering, together with additional borrowings under the Credit Facility, were used to repay the Interim Loan.
      On October 19, 2004, the Partnership issued 5.5 million LP Units in an underwritten public offering at $42.50 per LP Unit. Proceeds from the LP unit offering were approximately $223.3 million after underwriters’ discount and expenses and were used to reduce amounts outstanding under the Credit Facility.
      On July 7, 2003, the Partnership sold $300 million aggregate principal amount of its 4.625% Notes due 2013 in an underwritten public offering. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $296.4 million. On August 14, 2003, the Partnership sold $150 million aggregate principal amount of its 6 3/4% Notes due 2033 in a Rule 144A offering. The Notes were subsequently exchanged for equivalent notes which are publicly traded. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $148.1 million. Proceeds from these offerings were used in part to repay all amounts then outstanding under the Prior Credit Facilities and to repay the Buckeye $240 million Senior Notes and applicable yield maintenance premium of $45.5 million. The amounts outstanding under the 5-year

Revolving Credit Agreement were repaid on July 10, 2003 and the $240 million Senior Notes were repaid on August 19, 2003.
      In connection with the repayment of the $240 million Senior Notes, Buckeye was required to pay a yield maintenance premium of $45.5 million. The yield maintenance premium has been charged to expense in 2003 in the Partnership’s consolidated financial statements.
      On February 28, 2003, the Partnership issued 1,750,000 LP Units in an underwritten public offering at $36.01 per LP unit. Net proceeds from the Partnership, after underwriters’ discount of $1.62 per LP Unit and offering costs, were approximately $59.9 million.
      The Partnership anticipates that cash from operations plus amounts available under the Credit Facility will be sufficient to fund its cash requirements for 2005.
      On February 7, 2005, the Partnership sold 1,100,000 LP Units in an underwritten public offering at a price of $45.00 per unit. Proceeds to the Partnership, net of underwriter’s discount of $1.46 per unit and offering expenses, were approximately $47.6 million. The principal use of proceeds was to repay, in part, amounts outstanding under the Credit Facility.

Cash Flows from Operations
      The components of cash flows from operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Cash Flows from Operations

	2004	2003	2002

	(In thousands)
Net income	$82,962	$30,154	$71,902
Premium paid on retirement of long-term debt	—	45,464	—
Depreciation and amortization	25,983	22,562	20,703
Minority interests	3,571	2,722	1,046
Changes in current assets and liabilities	(13,405)	6,887	600
Changes in other assets and liabilities	430	1,486	(1,156)
Other	204	92	—

Total	$99,745	$109,367	$93,095

      Cash flows from operations were $99.7 million in 2004 compared to $109.4 million in 2003, a decrease of $9.6 million. The principal reason for the decrease was an increase in working capital related to current assets and liabilities of $13.4 million in 2004, compared to a decrease in working capital of $6.9 million in 2003. In 2004, trade receivables increased by $15.4 million and construction receivables increased by $4.4 million. The increase in trade receivables was related to increased outstanding billings related primarily to the terminal assets acquired as part of the Midwest Pipelines and Terminals. In connection with terminal revenue, the Partnership bills on a monthly basis, compared to the weekly basis used in pipeline billings. During 2003 trade receivables balances were essentially unchanged. Construction receivables increased in 2004 due to an increase in construction activity in the fourth quarter. In 2003 construction receivables decreased by $0.6 million. Prepaid and other current assets increased by $4.4 million in 2004, principally related to insurance receivables associated with environmental claims. Partially offsetting these reductions in cash from operations were increases in accounts payable of $0.7 million and accrued and other current liabilities of $10.3 million. The increase in accrued and other current liabilities resulted from an increase in accrued interest payable related to the timing of the semi-annual interest payments due on the Partnership’s 5.300% Notes issued in October 2004 and an increase in accrued environmental liabilities. In 2003, accounts payable increased by $6.4 million mostly due to certain insurance amounts payable at year-end. Accrued and other liabilities increased in 2003 by $11.7 million principally due to an increase in accrued interest related to the timing of the semi-annual interest payments due on the Partnership’s 4 5/8% and 6 3/4% Notes. These changes more than offset the increase in net income of $7.3 million in 2004 to $82.9 million compared to net income before the yield maintenance premium of $75.6 million in 2003. Depreciation and amortization, a non-cash expense, increased by $3.4 million in 2004 compared to 2003 as a result of the addition of the Midwest Pipelines and Terminals and ongoing capital additions.
      Cash flows from operations in 2003 increased by $16.3 million over $93.1 million in 2002. The increase resulted from an increase in net income before the yield maintenance premium to $75.6 million, or $3.7 million, over net income of $71.9 million in 2002, an increase in depreciation and amortization of $1.9 million to $22.6 million in 2003 compared to $20.7 million in 2002, an increase in minority interest expense of $1.7 million to $2.7 million in 2003, favorable changes in current assets and liabilities of $6.9 million, and favorable changes in noncurrent assets and liabilities of $1.5 million. In 2003, increases in accounts payable and accrued liabilities of $18.1 million more than offset an increase in prepaid and other current assets of $9.9 million.

Cash Flows from Investing Activities
      Net cash used in investing activities for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Investing Activities

	2004	2003	2002

	(In millions)
Capital expenditures	$72.6	$42.2	$71.6
Investments and acquisitions	518.8	36.0	—
Other	(3.6)	0.8	1.2

Total	$587.8	$79.0	$72.8

      In 2004, investments and acquisitions consisted of the acquisition of the Midwest Pipelines and Terminals. In 2003, the Partnership invested $36.0 million for a 20% interest in WTP ($28.5 million) and an additional 7% interest in West Shore ($7.5 million). The Partnership had no investments or acquisitions in 2002.
      Capital expenditures are summarized below:

	Capital Expenditures

	2004	2003	2002

	(In millions)
Sustaining capital expenditures:
Operating infrastructure	$11.0	$9.5	$7.0
Pipeline and tank integrity	21.8	18.9	21.2

Total sustaining	32.8	28.4	28.2
Expansion and cost reduction	39.8	11.4	6.6
Investment in the Sabina Pipeline	—	2.4	36.8

Total	$72.6	$42.2	$71.6

      During 2004, the Partnership’s capital expenditures of $72.6 million increased by $30.4 million from 2003. During 2004, the Partnership’s sustaining capital expenditures of $32.8 million increased by $4.4 million over 2003. In 2004 and 2003, the Partnership continued to emphasize its pipeline and tank integrity projects, including electronic internal inspections and other integrity assessments and associated repairs, as part of its comprehensive program to comply with legal requirements and to improve the reliability of the Partnership’s pipelines and terminals (see “Business — Environmental Matters” and “Business — Pipeline Regulation and Safety Matters”). Expansion and cost reduction expenditures of $39.8 million increased by $28.4 million in 2004. These expenditures related primarily to three projects. The first project, which commenced in 2003, involves the replacement of approximately 45 miles of pipeline in the Midwest between Lima, Ohio and Huntington, Indiana. The pipeline replacement project is designed to improve the reliability of the pipeline and to expand pipeline capacity. In 2004, approximately $12.8 million was expended in connection with this project. This project is substantially complete. The second project involves a major expansion of the Laurel pipeline across Pennsylvania. This project is designed to expand the capacity of the Laurel pipeline system which has experienced steady volume growth during the last several years. The project involves the construction of two new pump stations, and the expansion of an existing pump station at Macungie, Pennsylvania, and is designed to increase the capacity of the Laurel pipeline by approximately 17%. The Laurel expansion project is scheduled to be complete in the second quarter of 2005. In 2004, approximately $11.0 million was expended in connection with this project. The third project involves the construction of an approximately 11-mile pipeline and associated terminal to serve Federal Express at the Memphis International Airport. This project is being implemented by WesPac Pipelines-Memphis, LLC, an affiliate of the Partnership. The pipeline and terminal construction project is supported by a long-term throughput and deficiency agreement entered into between WesPac Pipelines-Memphis, LLC and Federal Express. The project is expected to be complete in late 2005 or early 2006. In 2004, approximately $10.3 million was expended in connection with this project.
      The Partnership expects to spend approximately $84 million in capital expenditures in 2005, of which approximately $28 million is expected to relate to sustaining capital expenditures and $56 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures, in addition to pipeline integrity, include renewals and replacement of tank floors and roofs, upgrades to field instrumentation and cathodic protection systems. Of the planned 2005 sustaining expenditures, approximately $12 million relate to pipeline and tank integrity projects.
      As discussed under Critical Accounting Policies and Estimates below, the Partnership’s initial integrity expenditures are capitalized as part of pipeline cost when such expenditures improve or extend the life of the pipeline or related assets. Subsequent integrity expenditures are expensed as incurred. Accordingly, over time, integrity expenditures will shift from capital to operating expenditures. In 2004, approximately $0.9 million of integrity costs were charged to expense. The amount of these types of integrity expenditures charged to expense is expected to increase to approximately $7 million in 2005.
      Expansion and cost reduction expenditures include projects to facilitate increased pipeline volumes, extend the pipeline incrementally to new facilities, expand terminal facilities or improve the efficiency of operations. In 2005, the Partnership anticipates expenditures of approximately $4.0 million to complete the Laurel pipeline expansion project, and expenditures of approximately $32.5 million in connection with the pipeline and terminal construction project for Federal Express at the Memphis International Airport.

Cash Flows from Financing Activities
      During 2003 and 2004, the Partnership initiated the financing activities outlined above under “Liquidity and Capital Resources.” As a result of these transactions, approximately $223.3 million in 2004 and $59.9 million in 2003, net of offering costs, was provided by the issuance of LP Units. In 2004, the Partnership issued the $275 million 5.300% Notes, borrowed and repaid the $300 million Interim Loan and borrowed $320 million and repaid $247 million under the Credit Facility and the Prior Credit Facilities. In 2003, the Partnership issued the $300 million 4 5/8% Notes and the $150 million 6 3/4% Notes. In addition, the Partnership borrowed $24 million and repaid $189 million under the Prior Credit Facilities. The Partnership repaid the $240 million Senior Notes of Buckeye, and incurred a yield maintenance premium of $45.5 million associated with the retirement. In 2002, the Partnership borrowed $46.0 million under the Prior Credit Facilities and repaid $14.0 million.
      The Partnership received $2.2 million and $14.2 million in 2003 and 2002, respectively, from its minority interest partners in the Sabina Pipeline project.
      Distributions to Unitholders increased to $80.2 million in 2004 compared to $72.4 million in 2003 and $67.9 million in 2002. Distributions in 2004 increased over 2003 as a result of increases in the unit distribution rate and the issuance of 5,500,000 LP Units in October 2004. Distributions in 2003 increased over 2002 due to increases in the distribution rate and the issuance of 1,750,000 LP Units in February 2003.

Debt Obligations, Credit Facilities and Other Financing
      At December 31, 2004, the Partnership had $798.0 million in aggregate outstanding long-term debt, consisting of $275 million of the 5.300% Notes due 2014, $300 million of the 4 5/8% Notes due 2013, $150.0 million of the 6 3/4% Notes due 2033 and $73 million outstanding under the Credit Facility. The terms of the Credit Facility are described in “Liquidity and Capital Resources” above. At December 31, 2004, the Partnership had $326.8 million available under the Credit Facility, with $0.2 million allocated in support of certain operational letters of credit.
      In order to hedge a portion of its fair value risk related to the 4 5/8% Notes due 2013, on October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution. The notional amount of the swap agreement was $100 million. The swap agreement called for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The swap agreement was scheduled to terminate on the maturity date of the 4 5/8% Notes and interest amounts under the swap agreement were payable semiannually on the same date as interest payments on the 4 5/8% Notes. The Partnership designated the swap agreement as a fair value hedge at the inception of the agreement and elected to use the short-cut method provided for in SFAS No. 133, which assumes no ineffectiveness will result from the use of the hedge.
      The Partnership terminated the interest rate swap agreement on December 8, 2004 and received proceeds of $2.0 million. The Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining life of the hedged debt. Interest expense in the Partnership’s income statement was reduced by $2.6 million in 2004 and by $0.6 million in 2003 as a result of the interest rate swap agreement. The fair value of the swap agreement at December 31, 2003 was a gain of $0.2 million.

Operating Leases
      The Operating Partnerships lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2004 are approximately $4.2 million for each of the next five years. Substantially all of these lease payments may be canceled at any time should the leased property no longer be required for operations.
      The General Partner leases space in an office building and certain office equipment and charges these costs to the Operating Subsidiaries. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these noncancelable operating leases at December 31, 2004 were as follows: $1,016,000 for 2005, $888,000 for 2006, $435,000 for 2007, $305,000 for 2008 and none thereafter.
      Buckeye entered into an energy services agreement for certain main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next seven years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye’s use of the natural gas engines has exceeded the minimum annual requirement in 2002, 2003, and 2004.
      Rent expense under operating leases was $8,477,000, $7,824,000 and $7,285,000 for 2004, 2003 and 2002, respectively.

Contractual Obligations
      Contractual obligations are summarized in the following table:

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long-term debt	$798,000	$—	$—	$73,000	$725,000
Interest payable on fixed long-term debt obligations	548,526	38,575	77,150	77,150	355,651
Capital (finance) lease obligations	—	—	—	—	—
Operating leases	2,644	1,016	1,323	305	—
Other long-term obligations	12,201	1,743	3,486	3,486	3,486
Rights-of-way payments	20,930	4,186	8,372	8,372	—
Purchase obligations	30,526	30,526	—	—	—

Total contractual cash obligations	$1,412,827	$76,046	$90,331	$162,313	$1,084,137

      Other long-term obligations represent the minimum payments due under the energy services agreement for the purchase of natural gas to fuel the main line pumping equipment at Linden, New Jersey discussed above.
      Purchase obligations generally represent commitments for recurring operating expenses or capital projects. At December 31, 2004, $22.3 million related to the construction activity at Memphis International Airport.
      Interest payable on fixed long-term debt obligations include semi-annual payments required for the Partnership’s 4 5/8% Notes, its 6 3/4% Notes and its 5.300% Notes.
      The Partnership’s obligations related to its pension and postretirement benefit plans are discussed in Footnote 13 in the Partnership’s accompanying consolidated financial statements.

Environmental Matters
      The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as the Partnership’s own standards relating to protection of the environment, cause the Operating Subsidiaries to incur current and ongoing operating and capital expenditures. Environmental expenses are incurred in connection with emergency response activities associated with the release of petroleum products to the environment from the Partnership’s pipelines and terminals, and in connection with longer term environmental remediation efforts which may involve groundwater monitoring and treatment. The Partnership regularly incurs expenses in connection with these environmental remediation activities. In 2004, the Operating Subsidiaries incurred operating expenses of $6.2 million and, at December 31, 2004, had $16.8 million accrued for environmental matters. Of the amount accrued at December 31, 2004, $4.9 million was established in connection with the acquisition of the Midwest Pipelines and Terminals where the Partnership agreed to perform monitoring activities at its own expense related to certain active or potential remediation sites for those assets At December 31, 2004, the Partnership estimates that approximately $11.2 million of environmental expenditures will be covered by insurance. These amounts have not been included in expense in the Partnership’s financial statements. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly rigorous environmental laws.
      Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Subsidiaries or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Subsidiaries and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Subsidiaries relating to these clean-up sites cannot be reasonably estimated and could be material. With respect to certain sites, however, the Operating Subsidiary involved is one of several or as many as several hundred PRPs that would share in the total costs of clean-up under the principle of joint and several liability. Although the Partnership has made a provision for certain legal expenses relating to these and other environmental matters, the General Partner is unable to determine the timing or outcome of any pending proceedings or future claims or proceedings. See “Business — Environmental Matters” and “Legal Proceedings.”

Competition and Other Business Conditions
      Several major refiners and marketers of petroleum products announced strategic alliances or mergers in recent years. These alliances or mergers have the potential to alter refined product supply and distribution patterns within the Operating Subsidiaries’ market area resulting in both gains and losses of volume and revenue. While the General Partner believes that individual delivery locations within its market area may have significant gains or losses, it is not possible to predict the overall impact these alliances or mergers may have on the Operating Subsidiaries’ business. However, the General Partner does not believe that these alliances or mergers will have a material adverse effect on the Partnership’s results of operations or financial condition.
      Certain changes in refined petroleum product specifications are likely to impact the transportation of refined petroleum products over the next several years. Methyl-Tertiary-Butyl-Ether (“MTBE”), a gasoline component frequently used to meet gasoline oxygenate requirements for air pollution control purposes, has been banned for use in certain states. To the extent that ethanol or other similar oxygenates not shipped by pipeline are substituted for MTBE, this may result in a reduction in gasoline volumes delivered in the Partnership’s service area. The Partnership is unable to quantify the amount by which its transportation volumes might be affected by the discontinuance of MTBE. In addition, new requirements for the use of ultra low-sulfur diesel (“ULSD”) fuel, which will be phased in commencing in 2006 through 2010, could require significant capital expenditures at certain locations in order to permit the Partnership to handle this new product grade. The Partnership is finalizing plans to make the necessary modifications to its facilities to be able to transport ULSD efficiently. It is not expected that these expenditures will have a materially adverse effect on the Partnership’s results of operations and financial condition.
      In September 2004, the Partnership completed its annual negotiation of its insurance program and included the Midwest Pipelines and Terminals in the group of assets covered by the Partnership’s property and environmental insurance policies. As part of this negotiation, the Partnership increased the per occurrence deductible payable by the Partnership from $0.5 million to $2.5 million. As a result of this increase in deductible amounts under these insurance policies, environmental or property losses which previously were covered under the partnership’s insurance program could now be funded to a greater extent by the Partnership’s internal resources.
Employee Stock Ownership Plan
      Services Company provides an employee stock ownership plan (the “ESOP”) to the majority of its regular full-time employees hired before September 16, 2004. Effective September 16, 2004, new employees do not participate in the ESOP. Those employees who were transferred into Services Company from BGC, BT and Norco on December 26, 2004, along with the employees added as a result of the acquisition of the Midwest Pipelines and Terminals and certain employees covered by a union multiemployer pension plan do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company. Services Company owns 2,395,173 LP Units of the Partnership. At December 31, 2004, the ESOP was directly obligated to a third-party lender for $39.7 million of 3.60% Notes due 2011 (the “ESOP Notes”). The ESOP Notes were issued on May  4, 2004 to refinance Services Company’s 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are secured by 2,395,173 shares of Services Company’s common stock. The Partnership has committed that, in the event that the value of the 2,395,173 LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Services Company LP Units and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the Services Company LP Units returns to an amount which exceeds the 125% minimum. At December 31, 2004, the value of the LP Units was approximately $101 million, which exceeded the 125% minimum requirement.
      The proceeds from the issuance of the ESOP Notes on May 4, 2004 were used to refinance Services Company’s 7.24% Notes which were originally issued to purchase Services Company common stock. Services Company common stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based on the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Except for the period March 1, 2003 through November 1, 2004, Services Company stock held in employee accounts received stock dividends in lieu of cash. The ESOP was amended to eliminate the payment of stock dividends on allocations made after February 28, 2003. Based upon provisions contained in the American Jobs Creation Act of 2004, the plan was amended further to reinstate this feature on allocations made after November 1, 2004.
      The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership’s obligation to reimburse the Prior General Partner and its parent for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to the Prior General Partner, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, which are required to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the “top-up reserve”), except that the Partnership has no obligation to fund the accelerated portion of the ESOP Notes upon a default. The Partnership will also incur ESOP-related costs for routine administrative costs and taxes associated with annual taxable income or the sale of LP Units, if any. Total ESOP related costs charged to earnings were $0.6 million in 2004, $1.1 million in 2003 and $1.2 million in 2002.
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
      Approximately 86% of the Partnership’s consolidated assets consist of property, plant and equipment. Property, plant and equipment consists of pipeline and related transportation facilities and equipment, including land, rights-of-way, buildings and leasehold improvements and machinery and equipment. Pipeline assets are generally self-constructed, using either contractors or the Partnership’s own employees. Additions and improvement to the pipeline are capitalized based on the cost of the improvement while repairs and maintenance are expensed. Pipeline integrity expenditures are capitalized the first time such expenditures are incurred, when such expenditures improve or extend the life of the pipeline or related assets. Subsequent integrity expenditures are expensed as incurred. During 2004, 2003 and 2002, the Partnership capitalized $21.8 million, $18.9 million and $21.2 million, respectively, of integrity expenditures. In 2004, the Partnership also charged approximately $0.9 million of similar integrity expenditures to expense, which was the first year that significant subsequent integrity expenditures were incurred. Over the next several years, the Partnership expects integrity expenditures, both capital and operating, to range between $15 million and $20 million per year. During this time, the portion of expenditures capitalized is expected to decrease and the portion recorded as expense is expected to increase, including approximately $7 million which is expected to be expensed in 2005.
      As discussed under “Environmental Matters” above, the Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership’s commitment to a formal plan of action. Accrued environmental remediation related expenses include estimates of direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The Partnership maintains insurance which may cover certain environmental expenditures. During 2004, the Operating Partnerships incurred operating expenses, net of insurance recoveries, of $6.2 million and, at December 31, 2004, had $16.8 million accrued for environmental matters. Of the amount accrued at December 31, 2004, approximately $4.9 million was established in connection with the acquisition of the Midwest Pipelines and Terminals where the Partnership agreed to perform monitoring activities at its own expense related to certain active or potential remediation sites for those assets. The environmental accruals are revised as new matters arise, or as new facts in connection with environmental remediation projects require a revision of estimates previously made with respect to the probable cost of such remediation projects.
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
      In connection with the acquisition of the Midwest Pipelines and Terminals, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations”. Accordingly, the Partnership allocated the cost of the assets acquired, which consisted principally of the purchase price of $517 million, the direct costs of acquisition and the environmental monitoring liabilities assumed with the purchase, to the assets acquired using appraised values established in consultation with a qualified appraiser. In conjunction with the appraisal, the Partnership determined that substantially all of the value of the purchase related to the physical assets acquired, which are generally depreciated over 50 years. Allocations of value to other assets or differently among the various physical assets could have resulted in different depreciation charges in future years for the assets acquired. Additionally, adjustments to the environmental monitoring liability established in conjunction with the purchase will result in increases or decreases in net income by the amount of any such adjustment. Management continues to evaluate on an ongoing basis the amounts required for environmental monitoring activities.
Related Party Transactions
      With respect to related party transactions see Note 17 to the consolidated financial statements and Item 13 “Certain Relationships and Related Transactions.”
Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”), which was subsequently modified and reissued in December 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics. FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004. The adoption of the provisions of FIN 46 has not had a material effect on the Partnership’s consolidated financial statements.
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
      In May 2004, the staff of the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FASB Staff Position 106-1 issued in January 2004. FASB Staff Position No. 106-2, which is effective for the first period beginning after June 15, 2004, provides guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor’s calculation of retiree medical liabilities. FASB Staff Position 106-2 generally requires plan sponsors, like the Partnership, to determine the effects of the recent Federal legislation and, if significant, to record those effects as an actuarial experience gain in the retiree medical benefits cost included in its financial statements. The Partnership measured the effects of the Act in the third quarter of 2004 and recorded an actuarial experience gain of $0.3 million.
      In December 2004, the FASB issued Statement No. 123 (Revised 2004) “Share-Based Payment” which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005 for any new awards granted, modified, repurchased or cancelled after that date. The Partnership is currently evaluating the impact that SFAS No. 123R will have on its financial statements.
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

Market Risk — Other than Trading Instruments
      The Partnership is exposed to risk resulting from changes in interest rates. The Partnership does not have significant commodity or foreign exchange risk. The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.300% Notes, the 4 5/8% Notes and the 6 3/4% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility). Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.
      The Partnership’s practice with respect to derivative transactions has been to have each transaction authorized by the Board of Directors of the General Partner.
      At December 31, 2004, the Partnership had total fixed debt obligations at face value of $725 million, consisting of $275 million of the 5.300% Notes, $300 million of the 4 5/8% Notes and $150 million of the 6 3/4% Notes. The fair value of these obligations at December 31, 2004 was approximately $736 million. The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $66.7 million. The Partnership’s variable debt obligation under the Credit Facility was $73 million. Based on the balance outstanding at December 31, 2004, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $0.7 million.
      On October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution in order to hedge a portion of its fair value risk associated with its 4 5/8% Notes. The notional amount of the swap agreement was $100 million. The swap agreement called for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The swap agreement was scheduled to settle on the maturity date of the 4 5/8% Notes and interest amounts under the swap agreement were payable semiannually on the same date as interest payments on the 4 5/8% Notes. The Partnership designated the swap agreement as a fair value hedge at the inception of the agreement and elected to use the short-cut method provided for in SFAS No. 133, which assumes no ineffectiveness will result from the use of the hedge.
      The Partnership terminated the interest rate swap agreement on December 8, 2004 and received proceeds of $2.0 million. The Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining life of the hedged debt. Interest expense in the Partnership’s income statement was reduced by $2.6 million in 2004 and by $0.6 million in 2003 as a result of the interest rate swap agreement. The fair value of the swap agreement at December 31, 2003 was a gain of $0.2 million

Item 8.	Financial Statements and Supplementary Data
BUCKEYE PARTNERS, L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number

Financial Statements and Reports of Independent Registered Public Accounting Firm:
Management’s Report On Internal Control Over Financial Reporting	38
Reports of Independent Registered Public Accounting Firm	39
Consolidated Statements of Income — For the years ended December 31, 2004, 2003 and 2002	42
Consolidated Balance Sheets — December 31, 2004 and 2003	43
Consolidated Statements of Cash Flows — For the years ended December 31, 2004, 2003 and 2002	44
Notes to Consolidated Financial Statements	45
      Schedules are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
      Management of Buckeye GP LLC, as general partner of Buckeye Partners, L.P. (the “General Partner”), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management evaluated the General Partner’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, the General Partner’s internal control over financial reporting was effective.
      The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the General Partner’s internal control over financial reporting. Their opinion on management’s assessment and their opinion on the effectiveness of the General Partner’s internal control over financial reporting appears herein.

/s/ William H. Shea, Jr.	/s/ Robert B. Wallace

Chief Executive Officer	Senior Vice President, Finance and Chief Financial Officer
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Buckeye Partners, L.P.
      We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2004 and 2003, and the related consolidated statements of income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Buckeye Partners, L.P.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Buckeye Partners, L.P. and subsidiaries (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Partnership and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 14, 2005

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

		Year Ended December 31,

	Notes	2004	2003	2002

	(In thousands, except per unit amounts)
Revenue	2,4	$323,543	$272,947	$247,345

Costs and expenses:
Operating expenses	5,17	158,272	126,152	110,670
Depreciation and amortization	2,6,8,9	25,983	22,562	20,703
General and administrative expenses	17	17,144	14,898	13,610

		201,399	163,612	144,983

Operating income		122,144	109,335	102,362

Other income (expenses):
Investment income		6,005	3,628	1,952
Interest and debt expense		(27,614)	(22,758)	(20,527)
Premium paid on retirement of debt		—	(45,464)	—
General Partner incentive compensation	17	(14,002)	(11,877)	(10,838)
Minority interests and other		(3,571)	(2,710)	(1,047)

Total other income (expenses)		(39,182)	(79,181)	(30,460)

Net income		$82,962	$30,154	$71,902

Net income allocated to General Partner	18	$678	$263	$646
Net income allocated to Limited Partners	18	$82,284	$29,891	$71,256
Weighted average units outstanding:
Basic		30,103	28,673	27,173

Assuming dilution		30,151	28,748	27,228

Earnings per Partnership Unit — basic:
Net income allocated to General and Limited Partners per Partnership Unit		$2.76	$1.05	$2.65

Earnings Per Partnership Unit — assuming dilution:
Net income allocated to General and Limited Partners per Partnership Unit		$2.75	$1.05	$2.64

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

		December 31,

	Notes	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	2	$19,017	$22,723
Trade receivables	2	32,498	17,112
Construction and pipeline relocation receivables		9,362	4,963
Inventories	2	10,451	9,212
Prepaid and other current assets	7	16,923	12,571

Total current assets		88,251	66,581
Property, plant and equipment, net	2,4,8	1,323,588	752,818
Goodwill	6	11,355	11,355
Other non-current assets	9,15	110,925	107,142

Total assets		$1,534,119	$937,896

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable		$15,172	$14,478
Accrued and other current liabilities	5,10,17	45,644	34,383

Total current liabilities		60,816	48,861
Long-term debt	11	797,270	448,050
Minority interests		18,425	17,796
Other non-current liabilities	12,13,17	52,185	45,777

		928,696	560,484

Commitments and contingent liabilities	5,16	—	—
Partners’ capital	18
General Partner		2,549	2,514
Limited Partner		603,409	376,158
Receivable from exercise of options		(535)	(912)
Accumulated other comprehensive income		—	(348)

Total partners’ capital		605,423	377,412

Total liabilities and partners’ capital		$1,534,119	$937,896

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

		Year Ended December 31,

	Notes	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income		$82,962	$30,154	$71,902

Adjustments to reconcile income to net cash provided by operating activities:
Premium paid on retirement of long-term debt		—	45,464	—
Depreciation and amortization	6,8,9	25,983	22,562	20,703
Minority interests		3,571	2,722	1,046
Amortization of debt discount		204	92	—
Changes in assets and liabilities:
Trade receivables		(15,386)	91	(3,450)
Constructions and pipeline relocation receivables		(4,399)	(630)	3,334
Inventories		(225)	(788)	(833)
Prepaid and other current assets		(4,352)	(9,897)	3,100
Accounts payable		694	6,416	646
Accrued and other current liabilities		10,263	11,695	(2,197)
Other non-current assets		(2,434)	1,391	(434)
Other non-current liabilities		2,864	95	(722)

Total adjustments from operating activities		16,783	79,213	21,193

Net cash provided by operations		99,745	109,367	93,095

Cash flows from investing activities:
Capital expenditures	8	(72,631)	(42,145)	(71,608)
Acquisition expenditures for Midwest pipelines and terminals		(518,790)	—	—
Investment in West Texas LPG Pipeline, Limited Partnership		—	(28,500)	—
Investment in West Shore Pipe Line Company		—	(7,488)	—
Net proceeds from (expenditures for) disposal of property, plant and equipment		3,583	(840)	(1,161)

Net cash used in investing activities		(587,838)	(78,973)	(72,769)

Cash flows from financing activities:
Debt issuance costs	11	(6,588)	(3,765)	—
Net proceeds from issuance of Partnership units		223,296	59,923	—
Proceeds from exercise of unit options		1,577	890	566
Distributions to minority interests		(2,942)	(3,077)	(855)
Advances related to pipeline project	8	—	2,232	14,157
Proceeds from issuance of long-term debt	11	894,216	471,757	46,000
Payment of long-term debt	11	(547,000)	(429,000)	(14,000)
Settlement of hedge of long-term debt		2,000	—	—
Premium paid on retirement of long-term debt		—	(45,464)	—
Distributions to unitholders	18,19	(80,172)	(72,375)	(67,932)

Net cash provided by (used in) financing activities		484,387	(18,879)	(22,064)

Net (decrease) increase in cash and cash equivalents		(3,706)	11,515	(1,738)
Cash and cash equivalents at beginning of year		22,723	11,208	12,946

Cash and cash equivalents at end of year		$19,017	$22,723	$11,208

Supplemental cash flow information:
Cash paid during the year for interest (net of amount capitalized)		$21,784	$13,649	$20,628
Capitalized interest		$844	$464	$2,083
Non-cash changes in assets and liabilities
Minimum pension liability		$348	$(348)	—
Change in fair value of long-term debt associated with a fair value hedge		$(200)	$200	—
Environmental liability related to acquisitions of Midwest pipelines and terminals		$4,890	—	—
See Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	Organization
      Buckeye Partners, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the state of Delaware. The Partnership’s principal line of business is the transportation, terminalling and storage of refined petroleum products in the United States for major integrated oil companies, large refined product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.
      The Partnership conducts all of its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”) and Wood River Pipe Lines LLC (“Wood River”). These entities are hereinafter referred to as the “Operating Subsidiaries.” The Partnership owns an approximate 99% ownership interest in each Operating Subsidiary except Wood River, in which it owns a 100% interest. BPH owns directly, or indirectly, a 100% interest in each of Buckeye Terminals, LLC (“BT”), Norco Pipe Line Company, LLC (“Norco”) and Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”). BPH also owns a 75% interest in WesPac Pipelines — Reno LLC and WesPac Pipelines — Memphis LLC, and a 50% interest in WesPac Pipelines — San Diego LLC (collectively known as “WesPac”), an approximate 25% interest in West Shore Pipe Line Company (“West Shore”) and a 20% interest in West Texas LPG Pipeline Limited Partnership (“WTP”). Subsidiaries of BGC also own approximately 63% of a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas that was completed in March 2003 (the “Sabina Pipeline”).
      Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,643 miles of pipeline serving 9 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Norco owns a 422-mile refined products pipeline system located primarily in Illinois, Indiana and Ohio. Everglades owns a 37-mile refined products pipeline in Florida. Wood River owns five refined petroleum products pipelines with aggregate mileage of approximately 900 miles located in the Midwestern United States. BPH and its subsidiaries provide bulk storage service through facilities with an aggregate capacity of 15.4 million barrels of refined petroleum products. WesPac provides pipeline transportation service to Reno/ Tahoe International and San Diego International airports and is constructing an 11-mile pipeline and related terminalling and storage facilities at Memphis International Airport.
      The assets owned by Wood River and certain terminal assets owned by BPH were acquired from Shell Oil Products, U.S. (“Shell”) on October 1, 2004 for approximately $517 million. See Note 3 — Acquisitions.
      BGC is an owner and contract operator of pipelines owned by major chemical companies in the Gulf Coast area. BGC leases its 16-mile pipeline to a chemical company. In March 2003, BGC completed construction of the Sabina Pipeline. The Sabina Pipeline originates at a Shell Chemicals, L.P. facility in Deer Park, Texas and terminates at a chemical plant owned by Sabina Petrochemicals, LLC in Port Arthur, Texas. Subsidiaries of BGC hold an approximate 63% interest in the Sabina Pipeline. Two petrochemical companies own the remaining 37% minority interest. The Sabina Pipeline has entered into a long-term agreement with Sabina Petrochemicals LCC to provide pipeline transportation throughput services. Revenues under the throughput services agreement commenced January 2003, although the pipeline did not commence shipping product until February 2004. Separately, BGC entered into an agreement to operate and maintain the Sabina Pipeline.
      Buckeye GP LLC serves as the general partner of the Partnership. As of December 31, 2004, the General Partner owned approximately a 1% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River, for an approximate 2% overall

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
general partnership interest in the Partnership’s activities. The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”). MainLine is a limited partnership owned by affiliates of Carlyle/ Riverstone Global Energy and Power Fund II, L.P. and certain members of senior management.
      The General Partner was formed on December 15, 2004 as part of a restructuring of the Partnership’s general partner organization structure (the “GP Restructuring”), pursuant to which Buckeye Pipe Line Company LLC (the “Prior General Partner”) transferred its general partner interests, except for its right to receive incentive compensation from the Partnership, to the General Partner. The Prior General Partner, its immediate parent Buckeye Management Company LLC (“BMC”) and BMC’s immediate parent Glenmoor, LLC (“Glenmoor”) were then merged and renamed MainLine Sub LLC. Glenmoor’s immediate parent, BPL Acquisition L.P. then changed its name to MainLine L.P. The purpose of the GP Restructuring was to clarify that the Partnership and the General Partner are distinct legal entities with separate legal responsibilities from MainLine Sub and MainLine and to provide better assurance that the assets and liabilities of the Partnership, the General Partner and Buckeye Pipe Line Services Company (“Services Company”) would be considered separate from those of MainLine Sub and MainLine.
      Until May 4, 2004, Glenmoor, which had been the indirect parent of the Prior General Partner, was owned by certain directors and members of senior management of the Prior General Partner, trusts for the benefit of their children and certain other management employees of Services Company. On May 4, 2004, each of Glenmoor, BMC and the Prior General Partner converted from a stock corporation to a limited liability company, and the membership interests in Glenmoor were sold to BPL Acquisition L.P. (now MainLine) for approximately $235 million. BPL Acquisition L.P. was formed by affiliates of Carlyle/ Riverstone Global Energy and Power Fund II, L.P. for the purpose of purchasing the Glenmoor membership interest.
      At December 31, 2004, Services Company employed all of the employees that work for the Operating Subsidiaries. At December 31, 2004, Services Company had 739 employees. Prior to December 26, 2004, the 122 employees of Norco, BGC and Buckeye Terminals, LLC, each a wholly-owned subsidiary of BPH, were employed directly by each respective entity. On December 26, 2004, these employees became employees of Services Company. As part of the GP Restructuring, the services agreement between the Prior General Partner and Services Company (the “Prior Services Agreement”) was terminated and a new services agreement was entered into among Services Company, the Partnership, the Operating Subsidiaries and their subsidiary companies (the “New Services Agreement”). Under the New Services Agreement, Services Company continues to employ the employees that work for the Operating Subsidiaries, and is reimbursed directly by the Operating Subsidiaries and their subsidiaries for those services. Prior to the New Services Agreement, Services Company was reimbursed by the Prior General Partner which was in turn reimbursed by the Partnership and the Operating Subsidiaries. Under both the Prior Services Agreement and the New Services Agreement, certain executive compensation costs and related benefits are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed by MainLine Sub LLC.
      The Partnership maintains its accounts in accordance with the Uniform System of Accounts for Pipeline Companies, as prescribed by the Federal Energy Regulatory Commission (“FERC”). Wood River, Buckeye and Norco are subject to rate regulation as promulgated by FERC. Reports to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”), generally in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The financial statements include the accounts of the Partnership and its Operating Subsidiaries on a consolidated basis. All significant intercompany transactions have been eliminated in consolidation. The financial statements do not include the accounts of the General Partner, MainLine Sub, MainLine or Services, Company which are independent entities from the Partnership.

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

Fair Value and Hedging Activities
      The fair values of financial instruments are determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their carrying values (see Note 11).
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
      The Partnership had no derivative instruments during 2002. On October 28, 2003, the Partnership entered into an interest rate swap contract with a financial institution in order to hedge the fair value risk associated with a portion of its 4 5/8% Notes due 2013 (the “4 5/8% Notes”). The Partnership designated the swap as a fair value hedge at the inception of the contract and utilized the short-cut method provided for in SFAS No. 133. The interest rate swap was terminated on December 8, 2004 (see Note 11).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

Cash and Cash Equivalents
      All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

Revenue Recognition
      Revenue from the transportation of refined petroleum products is recognized as products are delivered. Revenues from terminalling, storage and rental operations are recognized as the services are performed. Customers for transportation and ancillary terminalling, storage and rental services include major integrated oil companies, major petroleum refiners, major petrochemical companies, large regional marketing companies and large commercial airlines. The consolidated Partnership’s customer base was approximately 110 in 2004. No customer contributed more than 10% of total revenue during 2004. The largest two customers accounted for 6% each of consolidated revenues, while the 20 largest customers accounted for 56% of consolidated revenues. The Partnership does not maintain an allowance for doubtful accounts due to its favorable collections experience.
      Revenues for contract operation and construction services of facilities and pipelines not directly owned by the Partnership are recognized as the services are performed. Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee.
      In 2004, the Partnership reclassified revenues related to a jet fuel supply arrangement and an operating services contract to a gross basis, rather than the net-of-cost basis previously used. This reclassification, which had no effect on operating income or net income, increased both revenues and operating expenses by $3.0 million with respect to the jet fuel supply arrangement and $4.0 million with respect to the operating services contract. Amounts for 2003 and 2002 were not reclassified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      The following table represents the depreciation life for the major components of the Partnership’s assets:

Life in Years

Right of way	50
Line pipe and fittings	50
Buildings	50
Pumping equipment	50
Oil tanks	50
Office furniture and equipment	18
Vehicles and other work equipment	11
Servers and software	5

Goodwill
      Effective January 1, 2002, the Partnership no longer amortizes goodwill. The Partnership assesses its goodwill annually for potential impairment based on the market value of its business compared to its book value.

Long-Lived Assets
      The Partnership regularly assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership assesses recoverability based on estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal. The measurement of an impairment loss is based on the difference between the carrying amount and fair value of the assets.

Income Taxes
      For federal and state income tax purposes, the Partnership and the Operating Subsidiaries, except for BGC, are not taxable entities. Accordingly, the taxable income or loss of the Partnership and the Operating Subsidiaries other than BGC, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 2004 and 2003, the Partnership’s reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $352 million and $348 million, respectively.
      Effective August 1, 2004, BGC elected to be treated as a taxable corporation for Federal income tax purposes. Accordingly, BGC has recognized deferred tax assets and liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and the amounts measured for Federal income tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance when the amount of any tax benefit is not expected to be realized.
      Total income tax expense for the period August 1, 2004 to December 31, 2004 was $0.5 million and is included in operating expenses in 2004.

Environmental Expenditures
      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
coincides with the Partnership’s commitment to a formal plan of action. Accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The Partnership maintains insurance which may cover certain environmental expenditures.

Pensions
      Services Company maintains a defined contribution plan (see Note 13), defined benefit plans (see Note 13) and an employee stock ownership plan (see Note 15) which provide retirement benefits to certain regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement (see Note 13).

Postretirement Benefits Other Than Pensions
      Services Company provides postretirement health care and life insurance benefits for certain of its retirees. Certain other retired employees are covered by a health and welfare plan under a union agreement (see Note 13).

Unit Option and Distribution Equivalent Plan
      The Partnership has adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS No. 123 encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. It allows the Partnership to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Partnership has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in APB No. 25.
      If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS No. 123, the Partnership’s net income and earnings per Unit would have been as indicated by the pro forma amounts below:

		2004	2003	2002

		(In thousands, except per
		Unit amounts)
Net income as reported		$82,962	$30,154	$71,902
Stock-based employee compensation cost included in net income		—	—	1
Stock-based employee compensation cost that would have been included in net income under the fair value method		(267)	(252)	(179)

Pro forma net income as if the fair value method had been applied to all awards		$82,695	$29,902	$71,724

Earnings per unit — basic	As reported	$2.76	$1.05	$2.65
	Pro forma	$2.75	$1.04	$2.64
Earnings per unit — assuming dilution	As reported	$2.75	$1.05	$2.64
	Pro forma	$2.74	$1.04	$2.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

Comprehensive Income
      The Partnership accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 requires certain items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments to be reported in a financial statement. Comprehensive income consisted of the following:

	2004	2003	2002

	(In thousands, except per
	Unit amounts)
Net income as reported	$82,962	$30,154	$71,902
Minimum pension liability	348	(348)	—

Comprehensive income	$83,310	$29,806	$71,902

Adjustment to Partners’ Capital related to minimum pension liability	$—	$(348)	$—

Reclassifications
      Certain prior year amounts have been reclassified to conform to current year presentation.

Asset Retirement Obligations
      The Partnership adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. A corresponding asset is recorded at that time which is then depreciated over the remaining useful life of the asset. After the initial measurement, the obligation is periodically adjusted to reflect changes in the asset retirement obligation’s fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and credit-adjusted risk-free interest rates.
      The Operating Subsidiaries’ assets generally consist of underground refined products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities that are owned by the Operating Subsidiaries. The Partnership is unable to predict if and when its pipelines, which generally serve high-population and high-demand markets, would become completely obsolete and require decommissioning. Further, the Operating Subsidiaries’ rights-of-way agreements typically do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Accordingly, the Partnership has recorded no liability, or corresponding asset, in conjunction with the adoption of SFAS No. 143 because the future dismantlement and removal dates of the Partnership’s assets, and the amount of any associated costs are indeterminable.

Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently modified and reissued in December 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics. FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004. The adoption of the provisions of FIN 46 has not had a material effect on the Partnership’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 affects how an entity measures and reports financial instruments that have characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB continues to address certain implementation issues associated with the application of SFAS No. 150, including those related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries’ consolidated financial statements. The Partnership will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements. The effective provisions of SFAS No. 150 did not have a material impact on the Partnership’s consolidated financial statements.
      In May 2004, the staff of the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FASB Staff Position 106-1 issued in January 2004. FASB Staff Position No. 106-2, which is effective for the first period beginning after June 15, 2004, provides guidance on how recent Federal legislation which provides certain prescription drug benefits and subsidies to sponsors of certain medical plans which substitute benefits for Medicare Part D is to be incorporated into a plan sponsor’s calculation of retiree medical liabilities. FASB Staff Position 106-2 generally requires plan sponsors, like the Partnership, to determine the effects of the recent Federal legislation and, if significant, to record those effects as an actuarial experience gain in the retiree medical benefits cost included in its financial statements. The Partnership measured the effects of the Act in the third quarter of 2004 and recorded an actuarial experience gain of $0.3 million.
      In December 2004, the FASB issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005 for any new awards granted, modified, repurchased or cancelled after that date. The Partnership is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

3.	Acquisitions
      On October 1, 2004, the Partnership acquired from Shell five refined petroleum products pipelines with aggregate mileage of approximately 900 miles and 24 petroleum products terminals with aggregate storage capacity of approximately 9.3 million barrels located in the Midwestern United States for a purchase price of approximately $517 million (the “Midwest Pipelines and Terminals”). All five of the refined petroleum products pipelines are interstate common carriers regulated by the FERC. Tariff rates on these five newly acquired pipelines use the FERC’s price indexing methodology. Historically, these assets were not operated as a separate division or subsidiary of Shell, but as part of its more extensive transportation, terminalling, crude oil and refined products operations. As a result, Shell did not maintain complete and separate financial statements for these assets as an independent business unit.
      In 2003, Shell entered into a consent decree with the United States Environmental Protection Agency arising out of a June 1999 incident unrelated to the assets acquired by the Partnership. The consent decree includes requirements for testing and maintenance of two of the pipelines acquired by the Partnership, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. In the purchase agreement with Shell, the Partnership agreed to perform, at its own expense, the work required of Shell under the consent decree on the pipelines acquired by the Partnership. The Partnership’s obligations to Shell with respect to the consent decree extend to approximately 2008, a date five years from the date of the consent decree.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      In connection with the acquisition, the Partnership entered into a terminalling agreement and a transportation agreement with Shell, each with an initial term of three years. The terminalling and transportation agreements provide for a combined minimum revenue commitment from Shell averaging approximately $35.7 million per year for the initial three-year term following the closing of the acquisition. The terminalling agreement may be extended, at the option of Shell, for four, two-year periods with the committed revenues for subsequent years based upon the revenues produced by Shell’s use of the terminals in the prior year, not to exceed $17.68 million. Both of these agreements provide that if an event occurs beyond the control of either the Partnership or Shell, Shell has the right to reduce its revenue commitments during the period of interruption.
      As part of the acquisition of these assets, Shell agreed to retain liabilities and expenses related to active environmental remediation projects, other than those relating to the consent decree. In addition, Shell agreed to indemnify the Partnership for certain environmental liabilities arising from pre-closing conditions relating to the operation of the acquired pipelines, tank farms or terminals, so long as the Partnership provides notice of those conditions within two years of the closing of the acquisition. Shell’s indemnification obligation is subject to a $250,000 per-claim deductible and a $29.3 million aggregate liability. The Partnership agreed to perform certain monitoring activities at its own expense associated with certain sites which are or could become subject to environmental remediation. The Partnership accrued as part of its purchase price approximately $4.9 million related to its obligation to monitor these sites. The Partnership did not accrue costs related to its obligations to Shell related to the consent decree because these obligations are incidental to the Partnership’s ongoing operating expenses related to the assets.
      The Partnership’s total cost of the assets acquired totaled $523.7 million, which consisted of the purchase price of $517 million, the accrued environmental monitoring costs of $4.9 million discussed above, plus direct acquisition costs of $1.8 million. The allocated fair value of assets acquired is summarized as follows (in thousands):

Material and supplies inventory	$1,014
Land	28,989
Rights-of-way	29,491
Buildings and leasehold improvements	13,586
Machinery, equipment and office furnishings	450,601

Total	$523,681

      In connection with the acquisition of the Midwest Pipelines and Terminals, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations”. Accordingly, the Partnership allocated the cost of the assets acquired, which consisted principally of the purchase price of $517 million, the direct costs of acquisition and the environmental monitoring liabilities assumed with the purchase, to the assets acquired using appraised values established in consultation with a qualified appraiser. In conjunction with the appraisal, the Partnership determined that substantially all of the value of the purchase related to the physical assets acquired, which are generally depreciated over 50 years. Allocations of value to other assets or differently among the various physical assets could have resulted in different depreciation charges in future years for the assets acquired. Additionally, adjustments to the environmental monitoring liability established in conjunction with the purchase will result in increases or decreases in net income by the amount of any such adjustment. Management continues to evaluate on an ongoing basis the amounts required for environmental monitoring activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

4.	Segment Information
      The Partnership has one segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals. Terminalling and storage operations are ancillary to the Partnership’s pipeline operations. Contract and construction operations of third-party pipelines are similar to the operations of the Partnership’s pipelines except that generally the Partnership does not own the facilities being operated.

5.	Contingencies
      The Partnership and the Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance. The General Partner is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership’s consolidated financial condition or annual results of operations.

Environmental
      In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $6.2 million, $4.9 million and $1.9 million for 2004, 2003 and 2002, respectively, which were related to environmental expenditures. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies.
      Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Subsidiaries or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Subsidiaries and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Subsidiaries relating to these clean-up sites cannot be reasonably estimated and could be material. Although the Partnership has made a provision for certain legal and remediation expenses relating to these matters, the General Partner is unable to determine the timing or outcome of current environmental remediation activities, or any pending proceedings or of any future claims and proceedings.

6.	Goodwill and Intangible Assets
      Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”),” which establishes financial accounting and reporting guidance for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.
      The Partnership has completed the transitional impairment test required upon adoption of SFAS No. 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill, did not result in an impairment loss. The Partnership continues to evaluate its goodwill, at least annually, and has determined that no impairment was required in 2003 or 2004.
      The Partnership’s amortizable intangible assets consist of pipeline rights-of-way, contracts and leasehold improvements. The contracts were acquired in connection with the acquisition of BGC in March 1999.
      At December 31, 2004, the gross carrying amount of the pipeline rights-of-way was $70,688,000 and accumulated amortization was $5,715,000. At December 31, 2003, the gross carrying amount of the pipeline rights-of-way was $40,674,000 and accumulated amortization was $5,107,000. Pipeline rights-of-way are included in property, plant and equipment in the accompanying balance sheet.
      At December 31, 2004, the gross carrying amount of the contracts was $3,600,000 and accumulated amortization was $1,380,000. At December 31, 2003 the gross carrying amount of the contracts was $3,600,000 and the accumulated amortization was $1,140,000.
      For the years 2004, 2003 and 2002, amortization expense related to amortizable intangible assets was $1,329,000, and $1,053,000 and $749,000, respectively. Aggregate amortization expense related to amortizable intangible assets is estimated to be $1,654,000 per year for each of the next five years.
      The Partnership’s only intangible asset not subject to amortization is goodwill that was recorded in connection with the acquisition of Buckeye Terminals, LLC in June 2000. The carrying amount of the goodwill was $11,355,000 at December 31, 2004 and 2003.

7.	Prepaid and Other Current Assets
      Prepaid and other current assets consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Prepaid insurance	$5,875	$5,028
Insurance receivables	4,247	796
Other	6,801	6,747

Total	$16,923	$12,571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

8.	Property, Plant and Equipment
      Property, plant and equipment consist of the following:

	December 31,

	2004	2003

	(In thousands)
Land	$37,695	$17,041
Rights-of-way	70,688	40,674
Buildings and leasehold improvements	60,011	36,332
Machinery, equipment and office furnishings	1,172,826	704,283
Construction in progress	84,597	43,267

	1,425,817	841,597
Less accumulated depreciation	102,229	88,779

Total	$1,323,588	$752,818

      Depreciation expense was $21,045,000, $17,624,000 and $15,765,000 for the years 2004, 2003 and 2002, respectively.

9.	Other Non-current Assets
      Other non-current assets consist of the following:

	December 31,

	2004	2003

	(In thousands)
Deferred charge (see Note 15)	$29,511	$34,209
Contracts acquired from acquisitions	2,220	2,460
Investment in West Shore	30,503	30,756
Investment in WTP	29,244	28,500
Cost of issuing debt	9,672	4,395
Other	9,775	6,822

Total	$110,925	$107,142

      The $64.2 million market value of limited partnership units (“LP Units”) issued in connection with the restructuring of the ESOP in August 1997 (the “ESOP Restructuring”) was recorded as a deferred charge and is being amortized on the straight-line basis over 164 months (see Note 15). Amortization of the deferred charge related to the ESOP Restructuring was $4,698,000 in 2004, 2003 and 2002. Amortization expense related to the contracts acquired from acquisitions was $240,000 in each of 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

10.	Accrued and Other Current Liabilities
      Accrued and other current liabilities consist of the following:

	December 31,

	2004	2003

	(In thousands)
Taxes — other than income	$5,928	$2,701
Accrued charges due General Partner	5,240	4,780
Environmental liabilities	6,538	2,696
Interest	14,731	10,416
Contribution due Retirement Income Guaranty Plan	—	1,905
Accrued top-up reserve (see Note 15)	1,059	1,295
Retainage	576	214
Other	11,572	10,376

Total	$45,644	$34,383

11.	Long-term Debt and Credit Facilities
      Long-term debt consists of the following:

	December 31,

	2004	2003

	(In thousands)
4.625% Notes due July 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	—
Borrowings under Revolving Credit Facility	73,000	—
Less: Unamortized discount	(2,730)	(2,150)
Adjustment to fair value associated with hedge of fair value	2,000	200

Total	$797,270	$448,050

      At December 31, 2004, $73.0 million of debt was scheduled to mature August  6, 2009, $300.0 million was scheduled to mature on June 15, 2013, $275.0 million was scheduled to mature October 15, 2014 and $150.0 million was scheduled to mature on August 15, 2033.
      The fair value of the Partnership’s debt was estimated to be $809 million and $450 million at December 31, 2004 and 2003, respectively. The values at December 31, 2004 and December 31, 2003 were based on approximate market value on the respective dates.
      In connection with the Midwest pipelines and terminals acquired from Shell on October 1, 2004, the Partnership borrowed a total of $490.0 million, consisting of $300.0 million under a 364-day interim loan (the “Interim Loan”) and $190.0 million under the Partnership’s $400.0 million five-year revolving credit facility (the “Credit Facility”). On October 12, 2004, the Partnership sold $275.0 million aggregate principal of its 5.300% Notes due 2014 in an underwritten public offering (the “5.300% Note Offering”). Proceeds from the 5.300% Note Offering, net of underwriter’s discount and commissions, were approximately $272.1 million. Proceeds from the 5.300% Note Offering, together with additional borrowings under the Credit Facility, were used to repay the Interim Loan. On October 19, 2004, the Partnership issued 5.5 million LP units in an underwritten public offering (the “LP Unit Offering”). Proceeds from the LP Unit Offering were approxi-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
mately $223.3 million, after underwriters’ discount and expenses, and were used to reduce amounts outstanding under the Credit Facility.
      On July 7, 2003, the Partnership sold $300 million aggregate principal of its 4.625% Notes due 2013 in an underwritten public offering. Proceeds from this offering, after underwriters’ fees and expenses, were approximately $296.4 million. On August 14, 2003, the Partnership sold $150 million aggregate principal of its 6.75% Notes due 2033 in a Rule 144A offering. The Notes were subsequently exchanged for equivalent notes which are publicly traded. Proceeds from this note offering, after underwriters’ fees and expenses, were approximately $148.1 million. Proceeds from these offerings were used in part to repay all amounts outstanding under the Partnership’s prior 5-year Revolving Credit Agreement and to repay the Buckeye Pipe Line Company, L.P. $240 million Senior Notes, which were scheduled to mature in 2024, and the applicable yield maintenance premium. The amounts outstanding under the 5-year Revolving Credit Agreement were repaid on July 10, 2003 and the $240 million Senior Notes were repaid on August 19, 2003.
      In connection with the repayment of the $240 million Senior Notes, Buckeye Pipe Line Company, L.P. was required to pay a yield maintenance premium of $45.5 million to the holders of the Senior Notes. The yield maintenance premium has been charged to expense in 2003 in the accompanying consolidated financial statements.
      On August 6, 2004, the Partnership entered into the Credit Facility with a syndicate of banks led by SunTrust Bank. The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. The Credit Facility replaced a $277.5 million 5-year credit facility that would have expired in September 2006 and a $100 million 364-day credit facility that would have expired in September 2004. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on August 6, 2009.
      Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at December 31, 2004, will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At December 31, 2004, the weighted average interest rate of borrowings under the Credit Facility was 3.0%.
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
      The Credit Facility requires that the Partnership and its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”. The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership (including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters. As of the end of any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. In connection with the Partnership’s acquisition of the Midwest Pipelines and Terminals from Shell, the Credit Facility provided for a one-time increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of the acquisition and 5.25 to 1.00 for the third quarter following the closing of the acquisition.
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
      As of December 31, 2004, the Partnership’s Funded Debt Ratio was 4.35 to 1.00 (using certain pro forma amounts permitted under the Credit Facility Agreement), its Fixed Charge Coverage Ratio was 2.48 to 1.00 and the Partnership was in compliance with all of the covenants under the Credit Facility.
      On October 28, 2003, the Partnership entered into an interest rate swap agreement with a financial institution in order to hedge a portion of its fair value risk associated with its 4 5/8% Notes. The notional amount of the swap agreement was $100 million. The swap agreement called for the Partnership to receive fixed payments from the financial institution at a rate of 4 5/8% of the notional amount in exchange for floating rate payments from the Partnership based on the notional amount using a rate equal to the six-month LIBOR (determined in arrears) minus 0.28%. The swap agreement was scheduled to settle on the maturity date of the 4 5/8% Notes and interest amounts under the swap agreement were payable semiannually on the same date as interest payments on the 4 5/8% Notes. The Partnership designated the swap agreement as a fair value hedge at the inception of the agreement and elected to use the short-cut method provided for in SFAS No. 133, which assumes no ineffectiveness will result from the use of the hedge.
      The Partnership terminated the interest rate swap agreement on December 8, 2004 and received proceeds of $2.0 million. In accordance with SFAS No. 133, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense in the Partnership’s income statement was reduced by $2.6 million in 2004 and by $0.6 million in 2003 as a result of the interest rate swap agreement.
      The fair value of the swap agreement at December 31, 2003 was a gain of $0.2 million, which has been reflected in other long-term assets in the accompanying consolidated balance sheet of the Partnership at that date. The change in the fair value of the hedged debt at December 31, 2003 was a loss of $0.2 million, which has been reflected as an increase in the carrying value of the hedged debt in the accompanying consolidated balance sheet of the Partnership.

12.	Other Non-current Liabilities
      Other non-current liabilities consist of the following:

	December 31,

	2004	2003

	(In thousands)
Accrued employee benefit liabilities (see Note 13)	$39,160	$37,541
Accrued environmental liabilities	10,275	4,657
Accrued top-up reserve (see Note 15)	2,601	2,961
Other	149	618

Total	$52,185	$45,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

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
      A reconciliation of the beginning and ending balances of the benefit obligations under the retirement income guarantee plan and the postretirement health care and life insurance plan is as follows:

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$18,770	$16,470	$42,882	$39,073
Service cost	816	821	743	719
Interest cost	900	1,078	2,510	2,480
Actuarial (gain) loss(1)	(1,754)	(722)	2,384	2,180
Change in assumptions	570	1,640	—	—
Amendment(2)(3)	—	525	(2,576)	—
Benefit payments	(1,357)	(1,042)	(1,764)	(1,570)

Benefit obligation at end of year	$17,945	$18,770	$44,179	$42,882

(1)	The accumulated benefit obligation of the Postretirement Plan decreased by $3,690,000 due to the recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Prescription Drug Law”).

(2)	During 2001, the retirement income guaranty plan was amended to (i) exclude bonus payments, beginning with bonuses payable in 2003 and thereafter, from the definition of compensation used to calculate benefits under the plan, and (ii) provide that the annuity equivalent of the 5% company contribution, used as an offset to benefits payable under the plan, will be calculated using a 7.5% discount rate in lieu of the 30-year Treasury Bond rate. The 7.5% discount rate in lieu of the 30-year Treasury Bond rate was lowered to 7.25% in 2002.

(3)	During 2004, the postretirement health care and life insurance plan was amended to increase retiree contributions, deductibles, coinsurance, and co-pays for retail drugs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      A reconciliation of the beginning and ending balances of the fair value of plan assets under the retirement income guarantee plan and the postretirement health care and life insurance plan is as follows:

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(In thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$7,184	$6,447	$—	$—
Actuarial return on plan assets	334	779	—	—
Employer contribution	3,442	1,000	1,764	1,570
Benefits paid	(1,357)	(1,042)	(1,764)	(1,570)

Fair value of plan assets at end of year	$9,603	$7,184	$—	$—

Funded status	$(8,342)	$(11,586)	$(44,179)	$(42,882)
Unrecognized prior service benefit	(2,345)	(2,910)	(2,261)	—
Unrecognized actuarial loss	6,679	8,506	11,288	9,426

Net amount recognized	$(4,008)	$(5,990)	$(35,152)	$(33,456)

      Amounts recognized in the Partnership’s consolidated balance sheets consist of:

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(In thousands)
Accrued benefit costs	$(4,008)	$(6,338)	$(35,152)	$(33,456)
Accumulated other comprehensive income	—	348	—	—

Net amount recognized	$(4,008)	$(5,990)	$(35,152)	$(33,456)

      Information for the Partnership’s plan with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits

	2004	2003

	(In thousands)
Projected benefit obligation	$17,945	$18,770
Accumulated benefit obligation	11,556	10,130
Fair value of plan assets	9,603	7,184
      During 2003, the minimum liability included in other comprehensive income of $348,000 related to the Partnership’s pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      The weighted average assumptions used in accounting for the retirement income guarantee plan and the postretirement health care and life insurance plan were as follows:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Weighted average expense assumptions for the years ended December 31
Discount rate	5.50%	6.50%	7.25%	6.25%	6.50%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

Weighted-average balance sheet assumptions as of December 31
Discount rate	5.30%	5.50%	6.0%	6.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
      The assumed rate of cost increase in the postretirement health care and life insurance plan in 2004 was 10% for both non-Medicare eligible and Medicare eligible retirees. The assumed annual rates of cost increases decline each year through 2011 to a rate of 4.50%, and remain at 4.50% thereafter for both non-Medicare eligible and Medicare eligible retirees.
      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1% change in the health care cost trend rate for each future year would have had the following effects on 2004 results:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on total service cost and interest cost components	$364	$(318)
Effect on postretirement benefit obligation	$3,260	$(3,029)
      The components of the net periodic benefit cost recognized for the retirement income guarantee plan and the postretirement health care and life insurance plan were as follows:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

	(In thousands)
Components of net periodic benefit cost
Service cost	$816	$821	$539	$743	$719	$654
Interest cost	900	1,078	838	2,510	2,480	2,358
Expected return on plan assets	(569)	(475)	(558)	—	—	—
Amortization of unrecognized transition asset	—	(140)	(163)	—	—	—
Amortization of prior service benefit	(467)	(472)	(572)	(315)	(579)	(580)
Amortization of unrecognized losses	654	850	382	524	303	37

Net periodic benefit cost	$1,334	$1,662	$466	$3,462	$2,923	$2,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      During the year, the recognition of the Medicare Prescription Drug Law resulted in decreases in service cost of $27,000, interest cost of $97,900, and amortization of unrecognized loss of $161,900.
      The Partnership estimates the following benefit payments, which reflect expected future service, as appropriate, will be paid:

	Pension	Postretirement
	Benefits	Benefits

	(In thousands)
2005	$1,578	$1,902
2006	1,760	2,069
2007	2,074	2,227
2008	2,160	2,407
2009	2,502	2,579
2010-2014	13,882	15,399
      The Partnership expects to receive Medicare prescription subsidies of $307,000 in 2006, $304,000 in 2007, $299,000 in 2008, $294,000 in 2009, and $1,394,000 from 2010 through 2014.
      A minimum funding contribution is not required to be made during 2005.
      The Partnership does not fund the postretirement health care and life insurance plan and, accordingly, no assets are invested in the plan. A summary of investments of the retirement income guarantee plan are as follows at December 31, 2004 and 2003:

	2004	2003

Mutual funds — equity securities	52%	57%
Mutual funds — money market	17	—
Coal lease	31	43

Total	100%	100%

      The plan’s investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual fund investment with the income derived with proceeds from the coal lease.
      Services Company sponsors a retirement and savings plan (the “Retirement Plan”) through which it provides retirement benefits for substantially all of its regular full-time employees, except those covered by certain labor contracts. The Retirement Plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the Retirement Plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the Retirement Plan up to 6% of an employee’s eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Total costs of the Retirement Plan were approximately $2,860,000 in 2004, $2,488,000 in 2003 and $2,222,000 in 2002.
      Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $190,000, $167,000 and $146,000 for 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $131,000, $116,000 and $101,000 for 2004, 2003 and 2002, respectively.

14.	Unit Option and Distribution Equivalent Plan
      The Partnership has a Unit Option and Distribution Equivalent Plan (the “Option Plan”), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan was amended and restated on July 14, 1998. On April 24, 2002, the Board approved an Amended and Restated Unit Option and Distribution Equivalent Plan to extend the term thereof for an additional ten years and to make certain administrative changes in the Plan, the Unit Option Loan Program of the General Partner and related documents. The Option Plan authorizes the granting of options (the “Options”) to acquire LP Units to selected key employees (the “Optionees”) not to exceed 720,000 LP Units in the aggregate. The price at which each LP Unit may be purchased pursuant to the Options granted under the Option Plan is generally equal to the market value on the date of the grant. There are no options outstanding that were granted prior to 1998. Options granted after 1997 contain a “Distribution Equivalent” feature. Distribution Equivalents are an amount equal to (i) the Partnership’s per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. The Distribution Equivalents are paid as independent cash bonuses on the date the Options vest and are dependent upon the percentage attainment of 3-year cash distribution targets.
      Generally, the Options vest three years after the date of grant and are exercisable for up to 7 years following the date on which they vest.
      The fair value of each the Options is estimated on the date of grant using the Black-Scholes option-pricing model. The Partnership does not record any compensation expense based upon the fair value of the Options. Compensation and benefit costs of executive officers were not charged to the Partnership after August 12, 1997 (see Note 17). The assumptions used for the Options granted in 2004, 2003 and 2002 are indicated below.

			Risk-free Interest Rate	Expected Life (Years)
Year of	Dividend		Vesting Period	Vesting Period
Option Grant	Yield	Volatility	3 Years	3 Years

2004	6.2%	16.5%	3.0%	4.0
2003	6.6%	32.6%	2.1%	4.0
2002	6.8%	31.8%	3.6%	3.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      A summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002

	Units	Weighted	Units	Weighted	Units	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price

Outstanding at beginning of year	215,000	$31.15	189,200	$28.10	163,100	$25.17
Granted	66,400	41.76	59,100	38.12	47,400	36.56
Exercised	(59,100)	20.31	(33,300)	26.16	(18,300)	23.28
Forfeitures	—	—	—	—	(3,000)	29.38

Outstanding at end of year	222,300	$37.14	215,000	$31.15	189,200	$28.10

Options exercisable at year-end	52,400		68,400		65,300
Weighted average fair value of options granted during the year	$2.79		$5.77		$5.65
      The following table summarizes information relating to LP Unit options outstanding under the Option Plan at December 31, 2004:

	Options Outstanding			Options Exercisable

	Options	Weighted Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$25.00 to $30.00	25,700	4.6 Years	$27.40	25,700	$27.40
$30.01 to $35.00	26,700	6.1 Years	33.90	26,700	33.90
$35.01 to $40.00	108,000	7.7 Years	37.41	—	—
$40.01 to $45.00	61,900	9.2 Years	42.10	—	—

Total	222,300	7.6 Years	37.14	52,400	$30.71

      At December 31, 2004, there were 39,600 LP Units available for future grants under the Option Plan. In January 2005, the Partnership began a consent solicitation to amend certain provisions of the Option Plan. The Partnership has proposed increasing the number of LP Units authorized for issuance under the Option Plan by 720,000 LP Units.
      Until April 29, 2004, the Partnership offered a unit option loan program whereby Optionees could borrow, at market rates, up to 95% of the purchase price of the LP Units and up to 100% of the applicable income tax withholding obligation in connection with such exercise. At December 31, 2004, 5 employees had outstanding loans under the unit option loan program. The aggregate borrowings outstanding at December 31, 2004 and 2003 were $666,000 and $1,357,000, respectively, of which $535,000 and $912,000, respectively, were related to the purchase price of the LP Units.

15.	Employee Stock Ownership Plan
      Services Company provides an employee stock ownership plan (the “ESOP”) to the majority of its employees hired before September 15, 2004. Effective September 16, 2004, new employees do not participate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
in the ESOP. Employees transferred into Services from BGC, BT and Norco on December 26, 2004, the employees added as a result of the acquisition of the Midwest Pipelines and Terminals and certain employees covered by a union multiemployer pension plan do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company.
      At December 31, 2004, the ESOP was directly obligated to a third-party lender for $39.7 million of 3.60% notes due 2011 ( the “ESOP Notes”). The ESOP Notes were issued on May 4, 2004 to refinance Services Company’s 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are collateralized by Services Company common stock and are guaranteed by Services Company. The Partnership has committed that, in the event that the value of the LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Services Company LP Units and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of Services Company’s LP Units returns to an amount which exceeds the 125% minimum. At December 31, 2004, the value of the LP Units was approximately $101 million, which exceeded the 125% requirement.
      Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base salary, overtime payments and certain bonuses. Except for the period March 1, 2003 through November 1, 2004, Services Company stock held in employee accounts received stock dividends in lieu of cash. The ESOP was amended to eliminate the payment of stock dividends on allocations made after February 28, 2003. Based upon provisions contained in the American Jobs Creation Act of 2004, the plan was amended further to reinstate this feature on allocations made after November 1, 2004.
      The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership’s obligation to reimburse the Prior General Partner and its parent for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to the General Partner under the incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, as required, to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the “accrued top-up reserve”). The Partnership will also incur ESOP-related costs for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs. Total ESOP related costs charged to earnings were $643,000 in 2004, $1,100,000 in 2003 and $1,162,000 in 2002 .

16.	Leases and Commitments
      The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2004 are approximately $4.2 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.
      The General Partner leases space in an office building and certain copying equipment and charges these costs to the Operating Subsidiaries. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these noncancelable operating leases at December 31, 2004 were as follows: $1,016,000 for 2005, $888,000 for 2006, $435,000 for 2007, $305,000 for 2008 and none thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
      Buckeye entered into an energy services agreement for certain main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next seven years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye’s use of the natural gas engines has exceeded the minimum requirement in 2002, 2003 and 2004.
      Rent expense under operating leases was $8,477,000, $7,824,000 and $7,285,000 for 2004, 2003 and 2002, respectively.

17.	Related Party Transactions
      The Partnership and the Operating Subsidiaries are managed by the General Partner. Under certain partnership agreements, management agreements and a services agreement, Services Company and the General Partner are entitled to reimbursement of substantially all direct and indirect costs related to the business activities of the Partnership and the Operating Subsidiaries except for certain executive compensation and related benefits costs incurred by MainLine Sub LLC. As described in Note 1, on December 15, 2004 the General Partner, the Prior General Partner, MainLine Sub and MainLine effected the GP Restructuring. The GP Restructuring did not significantly affect the type or amount of costs incurred by Services Company, the General Partner or the Partnership.
      Costs reimbursed to the General Partner and the Prior General Partner and subsequent to the GP Restructuring, Services Company, by the Partnership and the Operating Subsidiaries totaled $70.3 million, $65.4 million, and $60.5 million in 2004, 2003 and 2002, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.
      Services Company, which is beneficially owned by the ESOP, owned 2,395,173 LP Units (approximately 7.0% of the LP Units outstanding) as of December 31, 2004. Distributions received by Services Company on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $6,365,000, $6,226,000 and $6,188,000 in 2004, 2003 and 2002, respectively. In addition, the Partnership recorded ESOP-related costs of $643,000, $1,100,000 and $1,162,000 in 2004, 2003 and 2002, respectively (see Note 15).
      MainLine Sub is entitled to receive an annual management fee for certain management functions it provides to the General Partner pursuant to a Management Agreement between MainLine Sub and the General Partner. The management fee includes a “Senior Administrative Charge” of not less than $975,000 and reimbursement for certain costs and expenses. The disinterested directors of the General Partner approve the amount of the management fee on an annual basis. Amounts paid to MainLine Sub (or its predecessors-in-interest, Glenmoor and BMC, in 2004 amounted to $1,835,000, including $975,000 for the Senior Administrative Charge and $860,000 of reimbursed expenses. Amounts paid to Glenmoor and BMC in each of the years 2003 and 2002 for management fees were $1,929,000 and $1,906,000, respectively, including $975,000 for the Senior Administrative Charge in each year and $954,000 and $931,000, respectively, of reimbursed expenses. The Senior Administrative Charge and reimbursed expenses are charged to the Partnership.
      MainLine Sub (the Prior General Partner prior to the GP Restructuring) receives incentive compensation payments from the Partnership pursuant to an incentive compensation agreement based upon the level of quarterly cash distributions paid per LP Unit. Incentive compensation payments totaled $14.0 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
$11.9 million and $10.8 million in 2004, 2003 and 2002, respectively. The incentive compensation payments are included in “General Partner incentive compensation” expense on the Consolidated Statements of Income.

18.	Partners’ Capital
      Changes in partners’ capital for the years ended December 31, 2002, 2003, and 2004 were as follows:

				Accumulated
			Receivable	Other
	General	Limited	from Exercise	Comprehensive
	Partner	Partners	of Options	Income	Total

	(In thousands)
Partners’ capital at January 1, 2002	$2,834	$351,057	$(995)	$—	$352,896
Net income	646	71,256	—	—	71,902
Distributions	(610)	(67,322)	—	—	(67,932)
Exercise of Unit options	—	484	—	—	484
Net change in receivable from exercise of options	—	—	82	—	82

Partners’ capital December 31, 2002	2,870	355,475	(913)	—	357,432
Net income	263	29,891	—	—	30,154
Distributions	(619)	(71,756)	—	—	(72,375)
Net proceeds from issuance of 1,750,000 Limited Partnership Units	—	59,923	—	—	59,923
Paid in capital related to pipeline project	—	1,736	—	—	1,736
Exercise of Unit options	—	889	—	—	889
Net change in receivable from exercise of options	—	—	1	—	1
Minimum pension liability	—	—	—	(348)	(348)

Partners’ capital December 31, 2003	2,514	376,158	(912)	(348)	377,412
Net income	678	82,284	—	—	82,962
Distributions	(643)	(79,529)	—	—	(80,172)
Net proceeds from issuance of 5,500,000 Limited Partnership Units	—	223,296	—	—	223,296
Exercise of Unit options	—	1,200	—	—	1,200
Net change in receivable from exercise of options	—	—	377	—	377
Minimum pension liability	—	—	—	348	348

Partners’ capital December 31, 2004	$2,549	$603,409	$(535)	$—	$605,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

	General	Limited
	Partner	Partners	Total

Units outstanding at January 1, 2002	243,914	26,920,546	27,164,460
Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	18,300	18,300

Units outstanding at December 31, 2002	243,914	26,938,846	27,182,760
Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	33,300	33,300
Units issued in an underwritten public offering	—	1,750,000	1,750,000

Units outstanding at December 31, 2003	243,914	28,722,146	28,966,060
Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	59,100	59,100
Units issued in an underwritten public offering	—	5,500,000	5,500,000

Units outstanding at December 31, 2004	243,914	34,281,246	34,525,160

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
      On February 28, 2003, the Partnership sold 1,750,000 LP Units in an underwritten public offering at a price of $36.01 per LP Unit. Proceeds to the Partnership, net of underwriters’ discount of $1.62 per LP Unit and offering expenses, were approximately $59.9 million. On October 19, 2004, the Partnership sold 5,500,000 LP Units in an underwritten public offering at a price of $42.50 per LP Unit. Proceeds to the Partnership, net of underwriters’ discount of $1.806 per LP Unit and offering expenses, were approximately $223.3 million.
      On February 7, 2005, the Partnership sold 1,100,000 units in an underwritten public offering at a price of $45.00 per LP unit. Proceeds to the Partnership, net of underwriters’ discount of $1.46 per LP Unit and estimated offering expenses, were approximately $47.6 million. The principal use of proceeds was to repay, in part, amounts outstanding under the Partnership’s revolving line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

19.	Cash Distributions
      The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $80,172,000 in 2004, $72,375,000 in 2003 and $67,932,000 in 2002.

		Amount
Record Date	Payment Date	Per Unit

February 6, 2002	February 28, 2002	$0.6250
May 5, 2002	May 31, 2002	0.6250
August 6, 2002	August 30, 2002	0.6250
November 6, 2002	November 29, 2002	0.6250
February 6, 2003	February 28, 2003	0.6250
May 6, 2003	May 30, 2003	0.6375
August 6, 2003	August 29, 2003	0.6375
November 5, 2003	November 28, 2003	0.6375
February 4, 2004	February 27, 2004	0.6500
May 5, 2004	May 28, 2004	0.6500
August 9, 2004	August 31, 2004	0.6625
November 8, 2004	November 30, 2004	0.6750
      On January 28, 2005, the Partnership announced a quarterly distribution of $0.6875 per unit payable on February 28, 2005 to Unitholders of record on February 7, 2005.

20.	Quarterly Financial Data (Unaudited)
      Summarized quarterly financial data for 2004 and 2003 are set forth below. Quarterly results were influenced by seasonal and other factors inherent in the Partnership’s business.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except per unit amounts)
Transportation revenue	$71,761	$65,827	$70,540	$66,997	$82,011	$69,990	$99,231	$70,133	$323,543	$272,947
Operating income	28,098	24,804	27,645	25,464	29,879	28,969	36,522	30,098	122,144	109,335
Net income	20,101	16,727	19,944	17,558	20,632	(25,863)	22,285	21,732	82,962	30,154
Earnings per Partnership Unit — basic:
Net income per Unit	0.69	0.60	0.69	0.61	0.71	(0.89)	0.67	0.75	2.76	1.05
Earnings per Partnership Unit — assuming dilution:
Net income per Unit	0.69	0.60	0.69	0.61	0.71	(0.89)	0.66	0.75	2.75	1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

21.	Earnings Per Unit
      The following is a reconciliation of basic and dilutive income from continuing operations per LP Unit for the years ended December 31, 2004, 2003 and 2002:

	2004			2003			2002

	Income	Units	Per	Income	Units	Per	Income	Units	Per
	(Numer-	(Denom-	Unit	(Numer-	(Denom-	Unit	(Numer-	(Denom-	Unit
	ator)	inator)	Amt.	ator)	inator)	Amt.	ator)	inator)	Amt.

Income from continuing operations	$82,962			$30,154			$71,902

Earnings per Partnership Unit — basic	82,962	30,103	$2.76	30,154	28,673	$1.05	71,902	27,173	$2.65

Effect of dilutive securities — options	—	48		—	75		—	55

Earnings per Partnership Unit — assuming dilution	$82,962	30,151	$2.75	$30,154	28,748	$1.05	$71,902	27,228	$2.64

      Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan (see Note 14).

22.	Subsequent Event
      On January 21, 2005, the Partnership announced that it had entered into a definitive agreement to purchase a major refined petroleum products pipeline system, along with interests in five associated petroleum products terminals, from affiliates of ExxonMobil Corporation (the “ExxonMobil Asset Purchase”) for $180 million. The assets consist of five pipelines, totaling approximately 478 miles, four terminals, and a 50% interest in a terminal located in the Syracuse, New York area.
      The ExxonMobil Asset Purchase is subject to customary regulatory approvals and closing conditions. The transaction is scheduled to close in the first half of 2005. The Partnership intends to fund the transaction initially through existing credit facilities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures.
      The management of the General Partner with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the General Partner’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the General Partner in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
      (b) Management’s Report on Internal Control Over Financial Reporting
      Management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.
      (c) Change in Internal Control over Financial Reporting
      No change in the General Partner’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The Partnership does not have directors or officers. The executive officers of the General Partner perform all management functions for the Partnership and the Operating Partnerships in their capacities as officers and directors of the General Partner and Services Company. Directors and officers of the General Partner are selected by MainLine Sub, as sole member of the General Partner. See “Certain Relationships and Related Transactions.”
Directors of the General Partner
      Set forth below is certain information concerning the directors of the General Partner.

Name, Age and Present	Business Experience During
Position with General Partner	Past Five Years

William H. Shea, Jr., 50 Chairman of the Board, President and Chief Executive Officer and Director*	Mr. Shea was named Chairman of the Board on May 12, 2004 and President and Chief Executive Officer and a director of the Prior General Partner on September 27, 2000, and serves the General Partner in the same capacity. He has served as President and Chief Executive Officer of the general partner of MainLine since May 4, 2004. He served as President and Chief Operating Officer of the prior General Partner from July 1998 to September 2000. Mr. Shea serves on the Board of Trustees of The Franklin Institute.
Brian F. Billings, 66 n Director	Mr. Billings became a director of the Prior General Partner on December 31, 1998, and serves the General Partner in the same capacity. Mr. Billings was a director of BMC (the predecessor of the Prior General Partner) from October 1986 to December 1998.
Michael B. Hoffman, 54 Director	Mr. Hoffman became a director of the Prior General Partner on May 4, 2004, and serves the General Partner in the same capacity. He has served as a Managing Director at Riverstone Holdings, LLC since January 2003. He also has served as a Vice President of the general partner of MainLine since May 4, 2004. He currently serves as a member of the board of directors of Belden and Blake Corporation, Topaz Power Group, LLC, Microban International, and Onconova Therapeutics, and he serves on the Board of Trustees of Lenox Hill Hospital and Manhattan Eye, Ear and Throat Hospital. Prior to joining Riverstone Holdings, LLC, Mr. Hoffman was a Senior Managing Director and Co-Head of M&A Advisory at The Blackstone Group, where he was also a member of Blackstone’s Principal Group Investment Committee.

Name, Age and Present	Business Experience During
Position with General Partner	Past Five Years

Edward F. Kosnik, 60 n Director	Mr. Kosnik became a director of the Prior General Partner on December 31, 1998, and serves the General Partner in the same capacity. He was a director of BMC (the predecessor of the Prior General Partner) from October 1986 to December 1998. Mr. Kosnik was President and Chief Executive Officer of Berwind Corporation, a diversified industrial real estate and financial services company, from December 1999 until February 2001 and was President and Chief Operating Officer of Berwind Corporation from June 1997 to December 1999. Since November 2004, He has served on the Board of Directors of Premcor, Inc. and is a member of Premcor, Inc.’s audit committee.
Joseph A. LaSala, Jr., 50 n Director*	Mr. LaSala became a director of the Prior General Partner on April 23, 2001, and serves the General Partner in the same capacity. He has served as Vice President, General Counsel and Secretary of Novell, Inc. since July 11, 2001. Mr. LaSala served as Vice President, General Counsel and Secretary of Cambridge Technology Partners from March 2000 to July 2001. He had been Vice President, General Counsel and Secretary of Union Pacific Resources, Inc. from January 1997 to February 2000.
David M. Leuschen, 53 Director	Mr. Leuschen became a director of the Prior General Partner on May 4, 2004, and serves the General Partner in the same capacity. He is a founder of Riverstone Holdings, LLC where he has served as a Managing Director since May 2000. He has served as a Vice President of the general partner of MainLine since May 4, 2004. He currently serves as a member of the board of directors of Belden and Blake Corporation, Mariner Energy Inc., Seabulk International Inc., Frontier Drilling ASA, Legend Natural Gas, L.P. and Mega Energy LLC. Previously, he served as a director of Cambridge Energy Research Associates, Cross Timbers Oil Company and Magellan GP LLC. He is also the owner and President of Switchback Ranch LLC, an integrated cattle ranching operation in the western United States. Prior to joining Riverstone Holdings, LLC, Mr. Leuschen spent 22 years with Goldman, Sachs & Co., where he founded the firm’s Global Energy and Power Group in 1982.
Jonathan O’Herron, 75 n Director	Mr. O’Herron became a director of the Prior General Partner on December 31, 1998, and serves the General Partner in the same capacity. He was a director of BMC from September 1997 to December 1998. He has been Managing Director of Lazard Freres & Company, LLC for more than five years.

Name, Age and Present	Business Experience During
Position with General Partner	Past Five Years

Frank S. Sowinski, 48 n Director	Mr. Sowinski became a director of the Prior General Partner on February 22, 2001, and serves the General Partner in the same capacity. He served as Executive Vice President of Liz Claiborne, Inc. from January 2004 until October 2004. Mr. Sowinski served as Executive Vice President and Chief Financial Officer of PWC Consulting, a systems integrator company, from May 2002 to October 2002. He was a Senior Vice President and Chief Financial Officer of the Dun & Bradstreet Corporation from October 2000 to April 2001. Mr. Sowinski served as President of the Dun & Bradstreet operating company from September 1999 to October 2000. He had been Senior Vice President and Chief Financial Officer of the Dun & Bradstreet Corporation from November 1996 to September 1999.
Andrew W. Ward, 37 Director	Mr. Ward became a director of the Prior General Partner on May 4, 2004, and serves the General Partner in the same capacity. He has served as a Principal at Riverstone Holdings, LLC since March 2002. He has served as Vice President and Chief Financial Officer of the general partner of MainLine. since May 4, 2004. Prior to joining Riverstone Holdings, LLC, Mr. Ward was a Limited Partner and Managing Director with Hyperion Partners/ Ranieri & Co., a private equity fund that specialized in investments in the financial services and real estate sectors.

*	Also a director of Services Company.
n	Is a non-employee director of our General Partner and is not otherwise affiliated with our General Partner or its parent companies.
Executive Officers of the General Partner
      Set forth below is certain information concerning the executive officers of the General Partner who also serve in similar positions in MainLine Sub and Services Company.

Name, Age and	Business Experience During
Present Position	Past Five Years

Stephen C. Muther, 55 Senior Vice President — Administration, General Counsel and Secretary	Mr. Muther was the Senior Vice President — Administration, General Counsel and Secretary of the Prior General Partner for more than five years and serves the General Partner in the same capacity. He has also served in the same capacity for MainLine since May 4, 2004.
Robert B. Wallace, 43 Senior Vice President — Finance and Chief Financial Officer	Mr. Wallace became the Senior Vice President — Finance and Chief Financial Officer of the Prior General Partner on September 1, 2004, and serves the General Partner in the same capacity. He was an executive director in the UBS Energy Group from September 1997 to February 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
      Pursuant to Section 16(a) of the Exchange Act, the General Partner’s executive officers and directors, and persons beneficially owning more than 10% of the Partnership’s LP Units, are required to file with the Commission reports of their initial ownership and changes in ownership of common shares. One report on

Form 4 with respect to the purchase of 6,000 LP Units by a director of the General Partner was filed approximately one week late. The General Partner believes that for 2004, all other executive officers and directors who were required to file reports under Section 16 (a) complied with such requirements in all material respects.
The Board of Directors

Director Independence
      Although the NYSE listing standards requiring a majority of directors to be independent do not apply to publicly traded limited partnerships like the Partnership, a majority of the General Partner’s board of directors is “independent” as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, the General Partner has adopted certain categorical standards. The General Partner’s independent directors as determined in accordance with those standards are: Brian F. Billings, Edward F. Kosnik, Joseph A. LaSala, Jonathan O’Herron and Frank S. Sowinski. Pursuant to such categorical standards, a director will not be deemed independent if:

•	the director is, or has been within the last three years, an employee of the Partnership, or an immediate family member is, or has been within the last three years, an executive officer, of the Partnership;

•	the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Partnership, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	(i) the director or an immediate family member is a current partner of a firm that is the Partnership’s internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Partnership’s audit within that time;

•	the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Partnership’s present executive officers at the same time serve or served on that company’s compensation committee;

•	the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Partnership for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues; or

•	the director serves as an executive officer of a charitable organization and, during any of the past three fiscal years, the Partnership made charitable contributions to the charitable organization in any single fiscal year that exceeded $1 million or two percent, whichever is greater, of the charitable organization’s consolidated gross revenues.
      For the purposes of these categorical standards, the term “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person’s home.

Meetings of Non-Management Directors
      The Partnership’s non-management directors meet in executive session at least two times per year outside of the presence of any management directors and any other members of the Partnership’s management who may otherwise be present. During at least one session per year, only independent directors are present. The directors present at each executive session select a presiding director for that session.

Communication with the Board of Directors
      A Unitholder or other interested party who wishes to communicate with the non-management directors of the General Partner may do so by contacting Stephen C. Muther, Senior Vice President — Administration, General Counsel and Secretary, at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended Board recipient except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld will nonetheless be recorded and available for any director who wishes to review it.

Audit Committee
      The General Partner has an audit committee (the “Audit Committee”) comprised of Brian F. Billings (Chairman), Edward F. Kosnik, Joseph A. LaSala and Jonathan O’Herron. The members of the Audit Committee are non-employee directors of the General Partner and are not officers, directors or otherwise affiliated with the General Partner or its parent companies. The General Partner’s Board of Directors has determined that no Audit Committee member has a material relationship with the General Partner. Our Board of Directors has also determined that each of Messrs. Billings, Kosnik and O’Herron qualify as an audit committee financial expert as defined in Item 401(h) of Regulation S-K.
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

Finance Committee
      The General Partner has a Finance Committee, which currently consists of three directors: Edward F. Kosnik, Jonathan O’Herron and Andrew W. Ward (Chairman). The Finance Committee provides oversight and advice with respect to the capital structure of the Partnership.

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
Director Compensation
      Directors of the General Partner receive an annual fee of $35,000 plus $1,000 for each Board of Directors and committee meeting attendance. Additionally, the Chairman of the Audit Committee receives an annual fee of $10,000. Messrs. Hoffman, Leuschen, Shea and Ward do not receive any fees for service as a director. Directors’ fees paid by the General Partner in 2004 to its directors amounted to $330,000. The directors’ fees were reimbursed by the Partnership. Members of the Board of Directors of Services Company are not separately compensated for their services as directors.
Director Recognition Program
      The General Partner has adopted the Director Recognition Program (the “Recognition Program”) that had been instituted by BMC in September 1997. The Recognition Program provides that, upon retirement or death and subject to certain conditions, directors receive a recognition benefit of up to three times their annual director’s fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of the General Partner, the Prior General Partner or BMC. A minimum of three full years of service as a member of the Board of Directors is required for eligibility under the Recognition Program. Members of the Board of Directors who are concurrently serving as an officer or employee of the General Partner or its affiliates are not eligible for the Recognition Program. The Partnership recorded $120,000 of expense under this program in 2004. No expenses were recorded under this program during 2003 and 2002.
Executive Compensation
      As part of a restructuring of the ESOP in 1997, the Partnership and certain of the Operating Subsidiaries entered into an Exchange Agreement with the Prior General Partner (as amended, the “Exchange Agreement”), pursuant to which the Partnership and the Operating Subsidiaries were permanently released from their obligations to reimburse the Prior General Partner for certain compensation and fringe benefit costs for executive level duties performed by the Prior General Partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of the Prior General Partner. In connection with the GP Restructuring, the Prior General Partner, the General Partner, the Partnership and the Operating Partnerships amended the exchange agreement to provide that such release included the compensation and fringe benefit costs for the four highest salaried officers of the General Partner. This amendment was embodied in the Third Amended and Restated Exchange Agreement. For more information on the compensation and benefits of the General Partner’s officers that are not reimbursed by the Partnership, see Item 13 “Certain Relationships and Related Transactions — Executive Officer Employment, Severance and Benefits Continuation Agreements.” For more information on the GP Restructuring, see Item 1 “Business — Significant Partnership Events in 2004 — GP Restructuring and Acquisition of the General Partner by Carlyle/ Riverstone.”
Executive Officer Severance Agreements
      Steven C. Ramsey, the former Senior Vice President — Finance and Chief Financial Officer of the Prior General Partner was a party with Services Company, BMC and Glenmoor (the predecessors to MainLine Sub) to a Severance Agreement, dated as of December 8, 1997, and several amendments and supplements thereto (collectively, the “Ramsey Severance Agreement”). Mr. Ramsey resigned from his positions with the Prior General Partner and its affiliates effective as of August 31, 2004 (Ramsey’s “Termination Date”), and was subsequently paid severance pursuant to the Ramsey Severance Agreement. Of the payments made to Mr. Ramsey under the Ramsey Severance Agreement, $647,015 was reimbursed by the Partnership. In addition, the Ramsey Severance Agreement entitles Mr. Ramsey to continued coverage by MainLine Sub for up to 36 months from the Termination Date under the medical and dental benefits and disability insurance plans and policies at the same level of coverage that Mr. Ramsey enjoyed prior to such termination, subject to certain limitations. The cost of these benefits will also be borne by the Partnership.
      Mr. Muther and MainLine Sub are parties to an Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004 (the “Muther Employment Agreement”), which provides for, among other things, the payment of severance and the continuation of certain benefits following a termination of Mr. Muther’s employment by MainLine Sub (and its affiliates). Although the Partnership is not obligated for Mr. Muther’s compensation and benefits generally pursuant to the Exchange Agreement, the Partnership would be required to reimburse MainLine Sub for certain severance costs incurred under the Muther Employment Agreement. The Muther Employment Agreement supersedes certain prior severance agree-

ments between Mr. Muther and the predecessor to MainLine Sub (and its affiliates) for which the Partnership had similar reimbursement obligations. For more information on the compensation and benefits of the General Partner’s officers that are not reimbursed by the Partnership, see Item 13 “Certain Relationships and Related Transactions — Executive Officer Employment, Severance and Benefits Continuation Agreements.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Services Company owns approximately 7% of the outstanding LP Units as of February 22, 2005. No other person or group is known to be the beneficial owner of more than 5% of the LP Units as of February 22, 2005.
      The following table sets forth certain information, as of February 22, 2005, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and by all directors and executive officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner owned beneficially, as of such date, more than 1% of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

Name	Number of LP Units (1)

Brian F. Billings	17,500
Eric A. Gustafson	11,200
Michael B. Hoffman	80,000	(2)
Edward F. Kosnik	14,000
Joseph A. LaSala, Jr.	0
David M. Leuschen	80,000	(2)
Stephen C. Muther	23,100
Jonathan O’Herron	20,800
William H. Shea, Jr.	100,200	(2)(4)
Frank S. Sowinski	5,500
Robert B. Wallace	0
Andrew W. Ward	80,000	(2)
All directors and executive officers as a group (consisting of 12 persons)	192,300	(3)

(1)	Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.

(2)	Includes the 80,000 Units owned by MainLine Sub, over which the indicated persons share voting and investment power by virtue of their membership on the Board of Managers of MainLine Management LLC, which is the general partner of the sole member of MainLine Sub. Such individuals expressly disclaim beneficial ownership of such Units.

(3)	The 80,000 Units owned by MainLine Sub are included in the total only once.

(4)	Includes 18,800 LP Units for which the person indicated shares voting and investment power with his spouse.

Equity Compensation Plan Information
      The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Number of Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be	Weighted-Average	Compensation Plans
	Issued upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	222,300	$37.14	39,600
Equity compensation plans not approved by security holders	—	—	—

Total	222,300	$37.14	39,600

(1)	This plan is the Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership.
Changes of Control
      MainLine is party to a secured credit and guaranty agreement (the “MainLine Credit Agreement”), entered into by MainLine, Goldman Sachs Credit Partners L.P., as administrative agent (“GSCP”), and the various lenders party thereto. The Partnership is not a party to the MainLine Credit Agreement. The MainLine Credit Agreement is secured by pledges of substantially all of the assets of MainLine and MainLine Sub, including all of the outstanding limited liability company interests of each of MainLine Sub and the General Partner. If MainLine and MainLine Sub default on their obligations under the MainLine Credit Agreement, the lenders could exercise their rights under these pledges, which could result in a future change of control of the Partnership.

Item 13.	Certain Relationships and Related Transactions
General Partner Reimbursement and Compensation

Reimbursement of General Partner Costs and Expenses
      The Partnership and the Operating Subsidiaries are managed by the General Partner pursuant to the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”), the several Amended and Restated Agreements of Limited Partnership of the Operating Subsidiaries that are limited partnerships (the “Subsidiary Partnership Agreements”), and the several Management Agreements between the General Partner and the Operating Subsidiaries that are limited partnerships (the “Management Agreements”). MainLine Sub, whose predecessors-in-interest, BMC and the Prior General Partner, had each been general partner of the Partnership, contributed its general partnership interest and certain other assets to the General Partner effective December 15, 2004 in connection with the GP Restructuring. The General Partner is a wholly-owned subsidiary of MainLine Sub. Certain aspects of the GP Restructuring were reviewed by and granted “Special Approval” by the Audit Committee pursuant to Section 7.9 of the Partnership Agreement. As a condition to the Audit Committee’s Special Approval of the GP Restructuring, the General Partner agreed to pay one-third of the professional fees and expenses and other costs associated with the GP Restructuring, exclusive of fees and expenses of counsel to the Audit Committee, which were paid solely by the Partnership. For more information on the GP Restructuring, see “Significant Partnership Events in 2004 — GP Restructuring and Acquisition of the General Partner by Carlyle/ Riverstone” in Part I.
      Under the Partnership Agreement, the Subsidiary Partnership Agreements and the Wood River LLC Agreement, as well as the Management Agreements, the General Partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Subsidiaries, except as otherwise provided by the Exchange Agreement (as discussed below). These costs and expenses include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to employees of the General Partner (other than certain executive officers), tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Such reimbursed amounts constitute a substantial portion of the revenues of the General Partner.

Management Fee
      MainLine Sub is entitled to receive an annual management fee for certain management functions it provides to the General Partner pursuant to a Management Agreement between MainLine Sub and the General Partner. The management fee includes a “Senior Administrative Charge” of not less than $975,000 and reimbursement for certain costs and expenses. The disinterested directors of the General Partner approve the amount of the management fee on an annual basis. Amounts paid to MainLine Sub (or its predecessors-in-interest, Glenmoor and BMC) in 2004 amounted to $1,835,000, including $975,000 for the Senior Administrative Charge and $860,000 of reimbursed expenses. Amounts paid to Glenmoor and BMC in the years 2003 and 2002 for management fees equaled $1,929,000 and $1,906,000 respectively, including $975,000 for the Senior Administrative Charge in each year. The management fee also included $954,000 and $931,000, respectively, of reimbursed expenses in years 2003 and 2002. The Senior Administrative Charge and reimbursed expenses are charged to the Partnership. In recognition of increased services from MainLine Sub in the form of assistance with business development opportunities, financing strategies, insurance, investment banking and corporate development advice, the disinterested directors of the General Partner have approved a Senior Administrative Charge for 2005 of $1.9 million, and the MainLine Sub agreed not to request an additional increase in the Senior Administrative Charge for two years (other than adjustments for inflation capped at the Consumer Price Index) unless there is a material change in the nature of the services rendered to the General Partner by MainLine Sub.

Incentive Compensation
      In connection with the GP Restructuring, MainLine Sub, in its capacity as the Prior General Partner, did not assign the incentive compensation agreement to the General Partner, but amended and restated that agreement in the Fourth Amended and Restated Incentive Compensation Agreement between MainLine Sub and the Partnership (the “Incentive Compensation Agreement”). The Incentive Compensation Agreement provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay MainLine Sub, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15% of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 30% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.375 but is not more than $0.40, plus (iv) 35% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.40 but is not more than $0.425, plus (v) 40% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.425 but is not more than $0.525, plus (vi) 45% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.525. MainLine Sub is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13% per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13% per annum from the date of the closing of the initial public offering in December 1986. Neither formula was amended in connection with the GP Restructuring. Incentive compensation paid by the Partnership for quarterly cash distributions totaled $14,002,000, $11,877,000 and $10,838,000 in 2004, 2003 and 2002, respectively. No special cash distributions have ever been paid by the Partnership.

Executive Officer Employment, Severance and Benefits Continuation Agreements

Executive Officer Compensation
      Pursuant to the terms of the Third Amended and Restated Exchange Agreement, the General Partner has permanently released the Partnership and its subsidiaries from certain compensation and fringe benefit costs for the four highest salaried officers of the General Partner with respect to operations, finance, legal, marketing and business development, and treasury, or performing the duties of President of the General Partner. All such compensation and fringe benefit costs, including those incurred pursuant to the employment, severance and benefits continuation agreements described below, are borne by the General Partner (except for a portion of potential severance payments to Mr. Muther upon the termination of his employment as described in Item 11 “Executive Compensation — Executive Officer Severance Agreement”). The executives are paid through Services Company, but MainLine Sub and the General Partner are obligated to reimburse Services Company through the Executive Employment Agreement, dated as of December 15, 2004, among Services Company, MainLine Sub and the General Partner.
      MainLine Sub and Mr. Shea are parties to an Employment Agreement (the “Shea Employment Agreement”), dated as of May 4, 2004, and a Benefits Continuation Agreement (the “Benefits Continuation Agreement”) dated as of January 1, 2004. Mr. Shea’s base salary under the Shea Employment Agreement is not less than $400,000 per year (less applicable taxes and withholdings). The Shea Employment Agreement is terminable at any time for any reason by MainLine Sub or Mr. Shea. Pursuant to the Benefits Continuation Agreement, upon the termination of Mr. Shea’s employment for any reason within two years following a change in control of the Partnership, Mr. Shea will be entitled to continued coverage by MainLine Sub for 36 months after the effective date of such termination under the medical and dental benefits and disability insurance plans and policies at the same level of coverage that Mr. Shea enjoyed prior to such termination, subject to certain limitations. For purposes of the Benefits Continuation Agreement, a “change of control” is defined as the acquisition (other than by the General Partner and its affiliates) of 80 percent or more of the LP Units of the Partnership, 51 percent or more of the general partnership interests owned by the General Partner or 50 percent or more of the voting equity interest of the Partnership and the General Partner on a combined basis. The sale of MainLine Sub to affiliates of Carlyle/ Riverstone Global Energy and Power Fund II, L.P. on May 4, 2004, constituted a “change of control” under the Benefits Continuation Agreement. For more information on the sale of Glenmoor, see Item 1 “Business — Significant Partnership Events in 2004 — GP Restructuring and Acquisition of the General Partner by Carlyle/ Riverstone.”
      MainLine Sub and Mr. Muther are parties to the Muther Employment Agreement discussed in Item 11 “Executive Compensation — Executive Officer Severance Agreement.” Mr. Muther’s base salary under the Muther Employment Agreement is not less than $300,000 per year (less applicable taxes and withholdings). The Muther Employment Agreement also provides for, among other things, the payment of severance and the continuation of certain benefits following (a) an involuntary termination of Mr. Muther’s employment for any reason other than for “cause” or (b) a voluntary termination of employment by Mr. Muther for “good reason,” which includes, in certain circumstances, a termination in connection with a “change of control” of the Partnership. The Muther Employment Agreement provides for a severance payment of 3.0 times Mr. Muther’s annualized base salary at the time of termination in the circumstances described in clauses (a) and (b) above. In addition, the Partnership will provide certain benefits to Mr. Muther for a period of 18 months (36 months if the triggering event is a “change of control”) following his termination. For purposes of the Muther Employment Agreement, “change of control” is defined similarly to such term in the Benefits Continuation Agreement discussed above.
      Mr. Wallace’s base salary is $300,000 per year. MainLine Sub and Mr. Wallace are parties to a Severance Agreement, dated as of September 1, 2004 (the “Wallace Severance Agreement”). The Wallace Severance Agreement generally provides for, among other things, the payment of severance and the continuation of certain benefits following (a) an involuntary termination prior to September  1, 2005 of Mr. Wallace’s employment for any reason other than for “cause” or (b) a voluntary termination of employment by Mr. Wallace after a “change of control” has occurred and upon the occurrence of certain specified adverse changes in Mr. Wallace’s employment conditions. The Wallace Severance Agreement provides for a severance payment of 1.0 times Mr. Wallace’s annualized base salary at the time of termination in the circumstances described in clause (a) above and 2.0 times Mr. Wallace’s annualized base salary at the time of termination in the circumstances described in clause (b) above. In addition, MainLine Sub will provide certain continued benefits to Mr. Wallace for a period of 12 months following his termination, subject to certain limitations. For purposes of the Wallace Severance Agreement, “change of control” is defined similarly to such term in the Benefits Continuation Agreement discussed above.
      In connection with the GP Restructuring, the General Partner became obligated for the compensation and benefits of Eric A. Gustafson retroactive to May 4, 2004. Effective as of January 1, 2005, Mr. Gustafson was appointed the Senior Vice President — Operations and Technology of the General Partner. Mr. Gustafson’s base salary is $300,000 per year.

Ownership of MainLine L.P.
      MainLine L.P., the sole member of MainLine Sub, is owned by affiliates of Carlyle/ Riverstone Global Energy and Power Fund II, L.P., certain directors and members of senior management of the General Partner or trusts for the benefit of their families and certain director-level employees of Services Company.

Item 14.	Principal Accountant Fees and Services
      The following table summarizes the aggregate fees billed to the Partnership by Deloitte & Touche, LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

	2004	2003

Audit fees(1)	$1,265,775	$507,568
Audit related fees(2)	110,700	121,737
Tax fees(3)	304,237	426,722
All other fees	—	—

Total	$1,680,712	$1,056,027

(1)	Audit fees include fees for the audit of the Partnership’s consolidated financial statements as well as the audit of the internal control over financial reporting, reviews of the Partnership’s quarterly consolidated financial statements, and comfort letters, consents and other services related to Securities and Exchange Commission (“SEC”) matters.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefits plans and the General Partner and its parent entities.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)

2.1	—	Revised and Restated Purchase and Sale Agreement, dated October 1, 2004, among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US and the Partnership. (11) (Exhibit 2.1)
3.1	—	Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 15, 2004.(3) (Exhibit 3.1)

3.2	—	Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of February 4, 1998.(4) (Exhibit 3.2)

3.3	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of April 26, 2002.(1) (Exhibit 3.2)

3.4	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of June 1, 2004, effective as of June 3, 2004.(2) (Exhibit 3.3)

3.5	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of December 15, 2004.*

4.2	—	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(5) (Exhibit 4.1)

4.3	—	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(5) (Exhibit 4.2)

4.4	—	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(5) (Exhibit 4.3)

4.5	—	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (12) (Exhibit 4.1)

10.1	—	Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., dated as of December 15, 2004.(3) (Exhibit 10.5)(6)

10.2	—	Amended and Restated Management Agreement, dated as of December 15, 2004, between the General Partner and Buckeye.(3) (Exhibit 10.6)(7)

10.3	—	Limited Liability Company Agreement of Wood River Pipe Lines LLC, dated as of September 27, 2004.*

10.4	—	Services Agreement, dated as of December 15, 2004, among the Partnership, the Operating Subsidiaries and Services Company.(3) (Exhibit 10.3)

10.5	—	Third Amended and Restated Exchange Agreement, dated as of December 15, 2004, among MainLine Sub, the Partnership, the Operating Partnerships, and the General Partner(3) (Exhibit 10.4)

10.6	—	Acknowledgement and Agreement, dated as of May 6, 2002, between the Partnership and Glenmoor, Ltd.(1) (Exhibit 10.5)

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)

10.7	—	Description of Severance Arrangements for Stephen C. Muther contained in the Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004, by and among Stephen C. Muther and Glenmoor LLC. (15) (Exhibit 10.2)

10.8	—	Contribution, Assignment and Assumption Agreement, dated as of December 31, 1998, between Buckeye Management Company and Buckeye Pipe Line Company.(9) (Exhibit 10.14)

10.9	—	Contribution, Assignment and Assumption Agreement, dated as of December 15, 2004, between the Prior General Partner and the General Partner.(3) (Exhibit 10.1)

10.10	—	Director Recognition Program of the General Partner.(9) (Exhibit 10.15) (10)

10.11	—	Amended and Restated Management Agreement, dated as of December 15, 2004, among the General Partner and MainLine Sub.(3) (Exhibit 10.9)

10.12	—	Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership, dated as of April 24, 2002.(1) (Exhibit 10.11) (10)

10.13	—	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company dated as of April 24, 2002.(1) (Exhibit 10.12) (10)

10.14	—	Fourth Amended and Restated Incentive Compensation Agreement, dated December 15, 2004, between the Partnership and MainLine Sub.(3) (Exhibit 10.2)

10.15	—	Credit Agreement, dated as of August 6, 2004, among the Partnership, SunTrust Bank and the other signatories thereto. (11) (Exhibit 10.2)

10.16	—	First Amendment to Credit Agreement, dated as of December 15, 2004, among the Partnership, SunTrust Bank and the other signatories thereto.*

10.17	—	Credit Agreement, dated as of September 3, 2003, among the Partnership, SunTrust Bank and the other signatories thereto. (13) (Exhibit 10.2)

10.18	—	Master Agreement and Schedule to Master Agreement, dated as of October 24, 2003, between UBS AG and Buckeye Partners, L.P. related to the $100 million notional amount interest rate swap agreement. (14) (Exhibit 10.18)

10.19	—	Bridge Loan Agreement, dated October 1, 2004, among the Partnership, SunTrust Bank, as administrative agent and lender, and Wachovia Bank, National Association, as a lender. (11) (Exhibit 10.1)

21.1	—	List of subsidiaries of the Partnership.*

23.1	—	Consent of Deloitte & Touche LLP.*

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	filed herewith

(1)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(2)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Form S-3 filed on June 16, 2004.

(3)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed on December 20, 2004.

(4)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1997.

(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-4 (Registration No. 333-108969) filed on September 19, 2003.

(6)	The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are identical to Exhibit 10.1 except for the identity of the partnership.

(7)	The Management Agreements of the other Operating Partnerships are not filed because they are identical to Exhibit 10.2 except for the identity of the partnership.

(8)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1999.

(9)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 1998.

(10)	Represents management contract or compensatory plan or arrangement.

(11)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed October 5, 2004.

(12)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed October 14, 2004.

(13)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(14)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year 2003.

(15)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Partners, L.P.
(Registrant)

By: Buckeye GP LLC,
as General Partner

Dated: March 14, 2005	By: /s/ William H. Shea, Jr. William H. Shea, Jr. (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2005	By: /s/ Brian F. Billings Brian F. Billings Director

Dated: March 14, 2005	By: /s/ Michael B. Hoffman ------------------------------------------------ Michael B. Hoffman Director

Dated: March 14, 2005	By: /s/ Edward F. Kosnik ------------------------------------------------ Edward F. Kosnik Director

Dated: March 14, 2005	By: /s/ Joseph A. LaSala, Jr. ------------------------------------------------ Joseph A. LaSala, Jr. Director

Dated: March 14, 2005	By: /s/ David M. Leuschen ------------------------------------------------ David M. Leuschen Director

Dated: March 14, 2005	By: /s/ Jonathan O’Herron ------------------------------------------------ Jonathan O’Herron Director

Dated: March 14, 2005	By: /s/ William H. Shea, Jr. ------------------------------------------------ William H. Shea, Jr. Director

Dated: March 14, 2005	By: /s/ Frank S. Sowinski ------------------------------------------------ Frank S. Sowinski Director

Dated: March 14, 2005	By: /s/ Robert B. Wallace ------------------------------------------------ Robert B. Wallace (Principal Financial Officer and Principal Accounting Officer)

Dated: March 14, 2005	By: /s/ Andrew W. Ward ------------------------------------------------ Andrew W. Ward Director