Form 10-Q
period 2005-03-31
BUCKEYE PARTNERS L P
filed 2005-05-03
CIK 805022

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act 12b-2.  Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2005
Limited Partnership Units	35,408,646 Units

BUCKEYE PARTNERS, L.P.

i

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$95,889	$71,761

Costs and expenses
Operating expenses	45,524	34,383
Depreciation and amortization	8,519	5,806
General and administrative expenses	4,378	3,474
Total costs and expenses	58,421	43,663

Operating income	37,468	28,098

Other income (expenses)
Investment income	1,370	1,428
Interest and debt expense	(10,131)	(5,345)
General Partner incentive compensation	(4,573)	(3,201)
Minority interests and other	(972)	(879)
Total other income (expenses)	(14,306)	(7,997)

Net income	$23,162	$20,101

Net income allocated to General Partner	$162	$169

Net income allocated to Limited Partners	$23,000	$19,932

Weighted average units outstanding:
Basic	35,178	28,967

Assuming dilution	35,219	29,028

Earnings per Partnership Unit - basic:
Net income allocated to General and Limited Partners per Partnership Unit	$0.66	$0.69

Earnings per Partnership Unit - assuming dilution:
Net income allocated to General and Limited Partners per Partnership Unit	$0.66	$0.69

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$17,545	$19,017
Trade receivables	37,657	32,498
Construction and pipeline relocation receivables	6,148	9,362
Inventories	10,997	10,451
Prepaid and other current assets	10,697	16,923
Total current assets	83,044	88,251

Property, plant and equipment, net	1,337,637	1,323,588
Goodwill	11,355	11,355
Other non-current assets	110,656	110,925

Total assets	$1,542,692	$1,534,119

Liabilities and partners’ capital

Current liabilities
Accounts payable	$6,514	$15,172
Accrued and other current liabilities	37,798	45,644
Total current liabilities	44,312	60,816

Long-term debt	774,277	797,270
Minority interests	18,859	18,425
Other non-current liabilities	53,093	52,185
Total liabilities	890,541	928,696

Commitments and contingencies liabilities	—	—

Partners’ capital
General Partner	2,543	2,549
Limited Partner	650,143	603,409
Receivable from exercise of options	(535)	(535)
Total partners’ capital	652,151	605,423

Total liabilities and partners’ capital	$1,542,692	$1,534,119

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

Decrease in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$23,162	$20,101

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,519	5,806
Minority interests	972	879
Amortization of debt discount and swap settlement	7	47
Change in assets and liabilities:
Trade receivables	(5,159)	1,726
Construction and pipeline relocation receivables	3,214	631
Inventories	(546)	(271)
Prepaid and other current assets	6,226	333
Accounts payable	(8,658)	(9,669)
Accrued and other current liabilities	(7,846)	(6,535)
Other non-current assets	(1,012)	511
Other non-current liabilities	909	(30)
Total adjustments from operating activities	(3,374)	(6,572)

Net cash provided by operating activities	19,788	13,529

Cash flows from investing activities:
Capital expenditures	(21,458)	(6,122)
Net proceeds from disposal of property, plant and equipment	170	15

Net cash used in investing activities	(21,288)	(6,107)

Cash flows from financing activities:
Net proceeds from issuance of Partnership units	47,691	—
Proceeds from exercise of unit options	370	196
Distributions to minority interests, net	(538)	(667)
Proceeds from issuance of long-term debt	5,000	15,000
Payment of long-term debt	(28,000)	(15,000)
Distributions to Unitholders	(24,495)	(18,829)

Net cash provided by (used in) financing activities	28	(19,300)

Net decrease in cash and cash equivalents	(1,472)	(11,878)
Cash and cash equivalents at beginning of period	19,017	22,723

Cash and cash equivalents at end of period	$17,545	$10,845

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$13,358	$11,310
Capitalized interest	$558	$81
Non-cash changes in assets and liabilities:
Change in fair value of long-term debt associated with a fair value hedge	$(59)	$3,492

See notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2004 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of March 31, 2005, along with the results of the Partnership’s operations and its cash flows for the three months ended March 31, 2005 and 2004.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Commencing in the third quarter of 2004, the Partnership reclassified revenues related to a jet fuel supply arrangement and an operating services contract on a gross basis, rather than the net-of-cost basis previously used.  This reclassification, which had no effect on operating income or net income, increased both revenues and operating expenses by $2.1 million with respect to the jet fuel supply arrangement and $0.8 million with respect to the operating services contract for the three months ended March 31, 2005.  Periods prior to the third quarter in 2004 were not reclassified.

The Partnership is a master limited partnership organized in 1986 under the laws of the state of Delaware.  The Partnership conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC  (“Wood River”) and Buckeye Pipe Line Transportation LLC (“BPL Transportation”).  BPL Transportation was formed in January 2005 to purchase certain assets from ExxonMobil Corporation (see Note 11).  Each of these entities is referred to hereinafter as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.”  The Partnership owns an approximate 99% limited partnership interest in each Operating Subsidiary except Wood River and BPL Transportation, in which it owns a 100% interest.

Buckeye GP LLC serves as the general partner of the Partnership.   As of March 31, 2005, the General Partner owned approximately a 1% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River and BPL Transportation, for an approximate 2% overall general partnership interest in the Partnership’s activities.  The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”).  MainLine is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of senior management.

The General Partner was formed on December 15, 2004 as part of a restructuring of the Partnership’s general partner organization structure (the “GP Restructuring”), pursuant to which Buckeye Pipe Line Company LLC (the “Prior General Partner”) transferred its general partner interests, except for its right to receive incentive compensation from the Partnership, to the General Partner.

At March 31, 2005, Buckeye Pipe Line Services Company (“Services Company”) employed all of the employees that work for the Operating Subsidiaries.  Prior to December 26, 2004, the employees of certain subsidiaries of BPH were employed directly by such subsidiary entities.  On December 26, 2004, these employees became employees of Services Company.  As part of the GP Restructuring, the services agreement between the Prior General Partner and Services Company (the “Prior Services Agreement”) was terminated and a new services agreement was entered into among Services Company, the Partnership, the Operating Subsidiaries and their subsidiary companies (the “New Services Agreement”). Under the New Services Agreement, Services Company continues to employ the employees that work for the Operating Subsidiaries, and is reimbursed directly by the Operating Subsidiaries and their subsidiaries for those services.  Prior to the New Services Agreement, Services Company was reimbursed for its expenses by the Prior General Partner which was in turn reimbursed by the Partnership and the Operating Subsidiaries.  Under both the New Services Agreement and the Prior Services Agreement, certain executive compensation costs and related benefits for the General Partner’s four most highly compensated officers are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed by MainLine Sub.  At March 31, 2005, Services Company owned a 6.7% limited partnership interest in the Partnership.

The General Partner receives reimbursement for certain costs and expenses (other than the costs charged by Services Company) from the Partnership and the Operating Subsidiaries in accordance with the terms of the Partnership Agreement, the governing documents of the respective Operating Subsidiaries and certain management agreements.  The General Partner also receives cash distributions on its partnership interests in the Partnership and each Operating Subsidiary except Wood River and BPL Transportation.  In addition, MainLine Sub receives cash distributions on limited partnership interests it owns in the Partnership and incentive compensation payments from the Partnership based on the cash distributions paid to the limited partners of the Partnership.  As a result of their ownership interest in MainLine, Carlyle/Riverstone and certain members of senior management indirectly benefit from the cash distributions paid to the General Partner and the cash distributions and incentive compensation paid to MainLine Sub.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.             SEGMENT INFORMATION

The Partnership has one segment, the transportation segment.  The transportation segment derives its revenues primarily from the transportation, storage and terminalling of refined petroleum products that it receives from refineries, connecting pipelines and marine terminals.  Contract and construction operations of third-party pipelines are similar to the operations of the Partnership’s pipelines except that generally the Partnership does not own the facilities being operated.

3.             CONTINGENCIES

The Partnership and the Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance or rights to indemnification or contribution from third parties.  The General Partner is unable to predict the timing or outcome of these claims and proceedings.  Although it is possible that one or more of these claims or proceedings, if adversely determined, could, depending on the relative amounts involved, have a material effect on the Partnership for a future period, the General Partner does not believe that their outcome will have a material effect on the Partnership’s consolidated financial condition or annual results of operations.

Environmental

Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Subsidiaries or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Subsidiaries and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Subsidiaries related to these clean-up sites, cannot be reasonably estimated and could be material.  With respect to certain sites, however, the Operating Subsidiary involved is one of several or as many as several hundred potentially responsible parties that would share in the total costs of clean-up under the principle of joint and several liability.  The General Partner is unable to determine the timing or outcome of pending proceedings.

4.                                       LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(In thousands)

4 5/8% Notes due June 15, 2013	$300,000	$300,000
6 3/4% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
Borrowings under Revolving Credit Facility	50,000	73,000
Less: Unamortized discount	(2,664)	(2,730)
Adjustment to fair value associated with hedge of fair value	1,941	2,000
Total	$774,277	$797,270

At March 31, 2005, $50.0 million of debt was scheduled to mature on August 6, 2009, $300.0 million was scheduled to mature on June 15, 2013, $275.0 million was scheduled to mature on October 15, 2014 and $150.0 million was scheduled to mature on August 15, 2033.

The fair value of the Partnership’s debt was estimated to be $779 million as of March 31, 2005 and $809 million at December 31, 2004.  The values at March 31, 2005 and December 31, 2004 were based on approximate market value on the respective dates.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at March 31, 2005, will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At March 31, 2005, the weighted average interest rate of borrowings under the Credit Facility was 3.40%.

The Credit Facility contains covenants and provisions that:

•                  Restrict the Partnership and certain of its subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•                  Prohibit the Partnership and certain of its subsidiaries from creating or incurring certain liens on their property;

•                  Prohibit the Partnership and certain of its subsidiaries from disposing of property material to their operations;

•                  Limit consolidations, mergers and asset transfers by the Partnership and certain of its subsidiaries.

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”.  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries(including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters.  As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.

In connection with the Partnership’s acquisition of certain pipeline and terminal assets from affiliates of Shell Oil Products, U.S. (“Shell”) on October 1, 2004, the Credit Facility provides for a one-time increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of this acquisition (including the quarter ended March 31, 2005) and 5.25 to 1.00 for the third quarter following the closing of the acquisition.  At March 31, 2005 the Partnership’s Funded Debt Ratio was 4.18 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of March 31, 2005, the Partnership’s Fixed Charge Coverage Ratio was 2.50 to 1.00.

At March 31, 2005 the Partnership was in compliance with all of the covenants under the Credit Facility.

During the first quarter of 2004, the Partnership was a party to an interest rate swap agreement with a financial institution in order to hedge a portion of the fair value risk associated with the 4 5/8% Notes.  The notional amount of the interest rate swap agreement was $100 million.  The interest rate swap agreement was terminated on December 8, 2004 and the Partnership received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $1.0 million in the first quarter of

2004 related to the interest rate swap.  The Partnership had no derivative instruments outstanding at March 31, 2005.

5.                                       PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners’ capital consists of the following:

	General Partner	Limited Partners	Receivable from Exercise of Options	Total
	(In thousands)

Partners’ Capital - 1/1/05	$2,549	$603,409	$(535)	$605,423
Net income	162	23,000	—	23,162
Distributions	(168)	(24,327)	—	(24,495)
Net proceeds from issuance of 1,100,000 Limited Partnership Units	—	47,691	—	47,691
Exercise of unit options	—	370	—	370

Partners’ Capital - 3/31/05	$2,543	$650,143	$(535)	$652,151

During the three months ended March 31, 2004 and 2005, Partnership comprehensive income equaled net income.

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month periods ended March 31:

	Three Months Ended March 31,
	2005			2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)

Income from continuing operations	$23,162			$20,101

Basic earnings per Partnership Unit	23,162	35,178	$0.66	20,101	28,967	$0.69

Effect of dilutive securities - options	—	41	—	—	61	—

Diluted earnings per Partnership Unit	$23,162	35,219	$0.66	$20,101	29,028	$0.69

6.                                       CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On April 28, 2005, the Partnership declared a cash distribution of $0.70 per unit payable on May 31, 2005 to Unitholders of record on May 9, 2005. The total cash distribution to Unitholders will amount to approximately $24,957,000.  As a result of the cash distribution, the Partnership will also pay to MainLine Sub an incentive compensation payment of approximately $4,761,000.

7.                                       RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $2,974,000 and $5,240,000 due to the General Partner, MainLine Sub and MainLine for direct and indirect costs related to the business activities of the Partnership and Operating Subsidiaries at March 31, 2005 and December 31, 2004, respectively.  Prepaid and other current assets included a receivable from Services Company of $295,000 at March 31, 2005.  Accrued and other current liabilities included $611,000 due to Services Company at December 31, 2004.

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

If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership’s net income and earnings per share would have been as indicated by the proforma amounts below:

		Three Months Ended March 31,
		2005	2004
		(In thousands, except per Unit amounts)

Net income as reported		$23,162	$20,101
Stock-based employee compensation cost included in net income		—	—
Stock-based employee compensation cost that would have been included in net income under the fair value method		(59)	(66)
Pro forma net income as if the fair value method had been applied to all awards		$23,103	$20,035

Basic earnings per unit	As reported	$0.66	$0.69
	Pro forma	$0.66	$0.69

Diluted earnings per unit	As reported	$0.66	$0.69
	Pro forma	$0.66	$0.69

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

In the three months ended March 31, 2005 and 2004, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$203	$245	$205	$193
Interest cost	208	264	689	653
Expected return on plan assets	(154)	(173)	—	—
Amortization of prior service benefit	(94)	(136)	(87)	(79)
Amortization of unrecognized losses	167	175	144	171
Net periodic benefit cost	$330	$375	$951	$938

The Partnership previously disclosed in its financial statements for the year ended December 31, 2004 that a minimum funding contribution was not required to be made during 2005.

10.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25.  SFAS No. 123R is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Partnership is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The Partnership is currently evaluating the impact of FIN 47.

11.                                 OTHER EVENTS

On January 21, 2005, the Partnership entered into definitive agreements to purchase from affiliates of Exxon Mobil Corporation (“ExxonMobil”) a major refined petroleum products pipeline system, along with four petroleum products terminals and a fifty percent interest in a fifth petroleum products terminal located in Syracuse, New York (the “ExxonMobil Asset Purchase”).  On March 18, 2005, the agreements between the parties were amended to eliminate from the transaction the proposed purchase by the Partnership of the 50% interest in the terminal located in Syracuse, New York.  As a result, the consideration to be paid by the Partnership to ExxonMobil was reduced from $180 million to $175 million.

The ExxonMobil Asset Purchase is scheduled to close in the second quarter of 2005.  The Partnership intends to fund the transaction initially through existing credit facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Buckeye Partners, L.P. (the “Partnership”) is a master limited partnership which operates through subsidiary entities (the “Operating Subsidiaries”) in the transportation, terminalling and storage of refined petroleum products on a fee basis through facilities owned and operated by the Partnership.  The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

The Partnership’s subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”) and Buckeye Pipe Line Transportation LLC (“BPL Transportation”).  BPL Transportation was formed in January 2005 to purchase certain assets from ExxonMobil Corporation.  Each of these entities is referred to individually as an “Operating Subsidiary” and collectively as the “Operating Subsidiaries”. The Partnership owns approximately a 99% interest in each Operating Subsidiary except Wood River and BPL Transportation, in which it owns a 100% interest.

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

On October 1, 2004, the Partnership significantly expanded its operations in the upper Midwestern United States with the acquisition of five refined petroleum products pipelines with an aggregate mileage of approximately 900 miles and 24 refined products terminals with an aggregate storage capacity of 9.3 million barrels (the “Midwest Pipelines and Terminals”) from Shell Oil Products U.S. (“Shell”) for a purchase price of $517 million.  The acquisition of these assets added $21.1 million of revenue for the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Partnership earned $23.2 million, or $0.66 per unit, compared to $20.1 million, or $0.69 per unit, for the three months ended March 31, 2004.  Net income in 2005 included $0.9 million of one-time transition expenses related to the acquisition of the Midwest Pipelines and Terminals.

First Quarter

Revenues for the quarters ended March 31, 2005 and 2004 were as follows:

	Revenues
	2005	2004
	(In thousands)

Pipeline transportation	$68,524	$58,560
Terminalling, storage and rentals	22,413	7,576
Contract operations	4,952	5,625
Total	$95,889	$71,761

Total revenues for the quarter ended March 31, 2004 were $95.9 million, $24.1 million or 33.6% greater than revenue of $71.8 million in 2004.

Revenue from pipeline transportation of petroleum products was $68.5 million for the first quarter 2005 compared to $58.6 million for the first quarter 2004. The net increase of $9.9 million in transportation revenue was primarily the result of:

•                  Wood River transportation revenue of $8.1 million;

•                  a 2.8% average tariff rate increase effective May 1, 2004;

•                  a 3.6% decrease, net of Wood River, in gasoline transportation revenue of $1.0 million on a 2.7% decrease in gasoline volumes delivered;

•                  a 2.1% increase, net of Wood River, in jet fuel transportation revenue of $0.2 million with a 2.5% increase in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports increased by 5.4% but were partially offset by a 56.7% decline in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions;

•                  a 7.5% decrease, net of Wood River, in distillate transportation revenue of $1.4 million on a 6.7% decrease in distillate volumes delivered;

•                  a decrease in liquefied petroleum gas (“LPG”) transportation revenue of $0.6 million as a result of lower LPG volumes delivered; and

•                  transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $4.1 million.

Product deliveries for each of the quarters ended March 31, 2005 and 2004, including Wood River product deliveries, were as follows:

	Barrels per Day Three Months Ended March 31,
Product	2005	2004
Gasoline	663,500	542,400
Distillate	341,500	344,000
Jet Fuel	298,600	253,000
LPG’s	11,900	21,600
Other	5,700	4,000
Total	1,321,200	1,165,000

Terminalling, storage and rental revenues of $22.4 million for the three months ended March 31, 2005 increased by $14.8 million, from the comparable period in 2004. Of this increase, $13.0 million was generated by the terminals acquired from Shell on October 1, 2004.  Additionally, the first quarter of 2005 includes $2.1 million of revenues of WesPac Pipelines – Reno LLC under a product supply arrangement recorded on a gross basis rather than the net-of-cost basis previously used.  Rental and other revenues decreased by $0.3 million in the first quarter of 2005.

Contract operations services generated revenues of $5.0 million for the three months ended March 31, 2005, a decrease of $0.6 million compared to the first quarter of 2004.  The decrease in revenue for the three months ended March 31, 2005 from the comparable period in 2004 resulted from decreased pipeline construction contract activity and the loss of a pipeline operating contract in the second quarter of 2004, which was partially offset by $0.8 million for operating services provided by Buckeye to a pipeline owner recorded on a gross basis, rather than the net-of-cost basis previously used.

Costs and expenses for the three months ended March 31, 2005 and 2004 were as follows:

	Operating Expenses
	2005	2004
	(In thousands)

Payroll and payroll benefits	$18,581	$14,955
Depreciation and amortization	8,519	5,806
Operating power	6,079	5,853
Outside services	4,672	4,151
Property and other taxes	3,969	2,927
All other	16,601	9,971
Total	$58,421	$43,663

Payroll and payroll benefits were $18.6 million in the first quarter of 2005, an increase of $3.6 million compared to the first quarter of 2004.  Of this increase, approximately $2.4 million is related to employees added as a result of the acquisition of the Midwest Pipelines & Terminals on October 1, 2004.  Additionally, $0.3 million of this increase was the result of recording expenses from an operating services contract on a gross basis, rather than the net-of-cost basis previously used.  The Partnership incurred expense of $0.6 million for severance pay.  Increases in salaries and wages of $0.4 million, which resulted principally from higher wage rates, were offset by an increase in capitalized payroll of $0.2 million resulting from increased charges to capital projects by internal personnel.

Depreciation and amortization expense was $8.5 million in the first quarter of 2005, an increase of $2.7 million from the first quarter of 2004.  Depreciation related to the Midwest Pipelines and Terminals was $2.5 million.

Operating power costs were $6.1 million in the three months ended March 31, 2005, an increase of $0.2 million from the same period in 2004.  The Midwest Pipelines and Terminals added $0.7 million of expense for the first quarter of 2005, which was offset by a decrease of $0.5 million at a subsidiary of BPH related to the loss in the second quarter of 2004 of an operating contract that required substantial expenditures for operating power.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $0.5 million from $4.2 million in the first quarter of 2004 to $4.7 million in the first quarter of 2005.  Outside services costs related to the Midwest Pipelines and Terminals were $1.0 million.  This increase was offset by a decrease of $0.5 million at a subsidiary of BPH that resulted from the loss of an operating contract.

Property and other taxes were $4.0 million in the first quarter of 2005, an increase of $1.0 million compared to the first quarter of 2004.  Property and other taxes related to the Midwest Pipelines and Terminals were $0.6 million.  Of the remaining increase of $0.4 million, the Partnership experienced higher real property tax assessments in several states.

All other costs were $16.6 million in the three months ended March 31, 2005, an increase of $6.6 million compared to $10.0 million in the same period in 2004.  The increase reflects $2.1 million of costs associated with fuel purchases by Wes Pac – Reno Pipeline LLC.  Other costs related to the Midwest Pipelines and Terminals added $2.5 million.  Casualty losses increased by $1.4 million. The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the three months ended March 31, 2005 and 2004 was as follows:

	Other Income
	2005	2004
	(In thousands)

Investment income	$1,370	$1,428
Interest and debt expense	(10,131)	(5,345)
General Partner incentive compensation	(4,573)	(3,201)
Minority interests and other	(972)	(879)

Total	$(14,306)	$(7,997)

Interest expense was $10.1 million in the three months ended March 31, 2005, an increase of $4.8 million from $5.3 million in the three months ended March 31, 2004.  The Partnership incurred approximately $3.6 million in interest related to its 5.30% Notes due 2014 which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals.  Interest expense was reduced by $1.0 million in the first quarter of 2004 as a result of the interest rate swap.  The balance of the increase in interest expense resulted from higher average balances outstanding on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation was $4.6 million in the first quarter of 2005, compared to $3.2 million in the first quarter of 2004, an increase of $1.4 million.  The increase is a result of the issuance of 5.5 million limited partnership units (“LP Units”) in October 2004, the issuance of 1.1 million LP Units in February 2005 and an increase in the quarterly distribution rate to LP unitholders in the 2005 period compared to the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at March 31, 2005 and December 31, 2004 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	3/31/05	12/31/04
Current ratio (1)	1.9 to 1	1.5 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	1.2 to 1	0.8 to 1
Working capital - in thousands (2)	$38,732	$27,435
Ratio of total debt to total capital (3)	.54 to 1	.57 to 1
Book value (per Unit) (4)	$18.43	$17.53

(1)           current assets divided by current liabilities

(2)           current assets minus current liabilities

(3)           long-term debt divided by long-term debt plus total partners’ capital

(4)           total partners’ capital divided by Units outstanding at the end of the period.

During the first three months of 2005 and 2004, the Partnership’s principal sources of liquidity were cash from operations, borrowings under its revolving credit facility and, in 2005, the proceeds from the issuance of 1.1 million LP Units in February 2005.  In the first three months of 2005 and 2004, the Partnership’s principal uses of cash were capital expenditures and distributions to Unitholders.

At March 31, 2005, the Partnership had $775 million aggregate amount of long-term debt, which consisted of $300 million of the Partnership’s 4 5/8% Notes due 2013 (the “4 5/8% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6 3/4% Notes due 2033 (the “6 3/4% Notes”) and $50 million outstanding under the Partnership’s revolving credit facility.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  At March 31, 2005, the weighted average interest rate on the outstanding $50 million was 3.40%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at March 31, 2005, will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0.

The Credit Facility contains covenants and provisions that:

•                  Restrict the Partnership and its subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•                  Prohibit the Partnership and certain of their subsidiaries from creating or incurring certain liens on their property;

•                  Prohibit the Partnership and certain of its subsidiaries from disposing of property material to their operations;

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

In connection with the Partnership’s acquisition of the Midwest Pipelines and Terminals, the Credit Facility provided for an increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of such acquisition (including the quarter ended March 31, 2005) and 5.25 to 1.00 for the third quarter following the closing of such acquisition.

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

At March 31, 2005, the Partnership’s Funded Debt Ratio was 4.18 to 1.00 (using certain pro forma amounts permitted under the Credit Facility Agreement) and its Fixed Charge Coverage Ratio was 2.50 to 1.00, and the Partnership was in compliance with the remainder of its covenants under the Credit Facility.

During the first quarter of 2004, the Partnership was a party to an interest rate swap agreement with a financial institution in order to hedge a portion of the fair value risk associated with the 4 5/8% Notes.  The notional amount of the interest rate swap agreement was $100 million.  The interest rate swap agreement was terminated on December 8, 2004 and the Partnership received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $1.0 million in the first quarter of 2004 related to the interest rate swap.  The Partnership had no derivative instruments outstanding at March 31, 2005.

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2005 and 2004 are as follows:

	Cash Flows from Operations
	2005	2004
	(In thousands)

Net income	$23,162	$20,101
Depreciation and amortization	8,519	5,806
Amortization of debt discount and swap settlement	7	47
Minority interests	972	879
Changes in current assets and liabilities	(12,769)	(13,785)
Changes in other assets and liabilities	(103)	481

Total	$19,788	$13,529

Cash flows from operations were $19.8 million for the first three months of 2005, an increase of $6.3 million over the first three months of 2004.  Net income was $23.2 million for the first quarter of 2005 and $20.1 million for the first quarter of 2004, an increase of $3.1 million.  Depreciation and amortization was $8.5 million for the first quarter of 2005 compared to $5.8 million during the same period in 2004.  The increase principally resulted from depreciation and amortization on the Midwest Pipelines and Terminals acquired on October 1, 2004.  Cash used for working capital was $12.8 million in the first quarter of 2005 compared to $13.9 million in the first quarter of 2004.

In 2005, cash used for working capital resulted principally from reductions in accounts payable of $9.0 million and other current liabilities of $7.8 million as well as an increase in trade receivables of $4.8 million, partially offset by a reduction in construction and pipeline relocation receivables of $3.2 million and prepaid and other current assets of $6.2 million.  The decrease in accounts payable resulted principally from the timing of invoice payments at year-end 2004 as well as lower maintenance and outside service activities in the first quarter compared to year-end.  Lower accrued and other current liabilities resulted from semi-annual interest payments on the 4 5/8% Notes and the 6 3/4% Notes totaling $12.0 million, most of which was accrued at year-end.  The increase in trade receivables resulted principally from the timing of billings related to terminals operations.  The reduction in construction and pipeline relocation receivables resulted from the collection of a large construction contract which was completed in December 2004.  The reduction in prepaid and other current assets resulted principally from the collection of insurance receivables in the first quarter.

In the first quarter of 2004, cash used for working capital resulted principally from reductions in accounts payable of $9.7 million and reductions in accrued and other current liabilities of $6.5 million, partially offset by reduced trade receivables of $1.7 million.  The reduction in accounts payable resulted from the timing of invoices at year-end 2003.  Lower accrued and other current liabilities resulted from the interest payments on the 4 5/8% Notes and the 6 3/4% Notes in the first quarter of 2004.  The reduction in trade receivables resulted from timing of collections of pipeline transportation receivables.

Cash Flows from Investing Activities

Cash used in investing activities totaled $21.3 million in the first three months of 2005 compared to $6.1 million in the first three months of 2004, substantially all of which represented capital expenditures.  In the first quarter of 2005, the Partnership incurred $2.6 million of sustaining capital expenditures and $18.9 million of expansion and cost reduction expenditures.  In 2004, $3.5 million represented sustaining capital expenditures and $2.7 million represented expansion and cost reduction projects.  Expansion projects in 2005 include a capacity expansion project related to the Laurel pipeline across Pennsylvania, and the construction of an approximate 11 mile pipeline and related terminal facilities to serve the Memphis International Airport.  The Memphis International Airport project is being implemented by WesPac Pipeline – Memphis LLC, a 75%-owned subsidiary of the Partnership.

Cash Flows from Financing Activities

On February 7, 2005, the Partnership issued 1.1 million LP Units in an underwritten public offering at $45.00 per LP Unit.  Proceeds from the offering, after underwriter’s discount of $1.46 per LP Unit and offering expenses, were approximately $47.7 million, and were used to reduce amounts outstanding under the Credit Facility and to fund the Partnership’s expansion and cost reduction capital expenditures.

During the first three months of 2005, the Partnership borrowed $5 million under its Credit Facility and repaid $28 million out of the proceeds of the LP Unit offering.

Distributions to Unitholders were $24.5 million in the first three months of 2005 compared to $18.8 million in 2004.  The increase resulted principally from additional LP Units outstanding as a result of the Partnership’s issuance of 5.5 million LP Units in October 2004, the issuance of 1.1 million LP Units in February 2005, and an increase in the distribution rate to $0.6875 per unit in the first quarter of 2005 compared to $0.65 per unit in the first quarter of 2004.

OTHER MATTERS

Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25.  SFAS No. 123R is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Partnership is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The Partnership is currently evaluating the impact of FIN 47.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Report on Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations or contain projections.  Specific factors which could cause actual results to differ from those in the forward-looking statements include: (1) price trends and overall demand for refined petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands);
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

Market Risk – Other than Trading Instruments

The Partnership is exposed to risk resulting from changes in interest rates.  The Partnership does not have significant commodity or foreign exchange risk.  The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 4 5/8% Notes, 6 3/4% Notes and 5.30% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility).  Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

At March 31, 2005, the Partnership had total fixed debt obligations at face value of $725 million, consisting of $275 million of the 5.30% Notes, $300 million of the 4 5/8% Notes and $150 million of the 6 3/4% Notes.  The fair value of these obligations at March 31, 2005 was approximately $779 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $65.1 million. The Partnership’s variable debt obligation under the Credit Facility was $50 million.  Based on the balance outstanding at March 31, 2005, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $0.8 million.

At March 31, 2005, the Partnership had no derivative instruments outstanding with respect to its debt obligations or any instruments which would be considered other than trading instruments.

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures.

The management of the General Partner with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the General Partner’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the General Partner in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.   A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                                           Change in Internal Control over Financial Reporting

No change in the General Partner’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting.

Part II - Other Information

Item 4.                                                   Submission of Matters to a Vote of Security Holders

Between January 18, 2005 and March 31, 2005, the General Partner solicited consents of holders of the Partnership’s LP Units (“Unitholders”) to amend the Unit Option and Distribution Equivalent Plan of the Partnership (the “Plan”). The Partnership’s Unitholders voted to approve the amendments to the Plan, and, accordingly, the Plan was amended and restated effective as of April 1, 2005.

Of the 34,281,246 LP Units outstanding as of the record date, 20,719,168 Units, or 60.44%, were voted. Holders of 18,430,530 Units, or 53.76% of the total LP Units outstanding, voted in favor of the amendments. Holders of 1,995,999 Units voted against the amendments, and holders of 292,639 Units abstained.

The amendments to the Plan increased the number of LP Units authorized for issuance under the Plan from 720,000 Units (of which 680,400 were granted from April 1991, the date of original adoption of the Plan, to April 1, 2005) to 1,400,000 Units. The amendments to the Plan also (i) update the description of which employees are eligible to receive option grants under the Plan, (ii) eliminate references to the loan program of the General Partner, which is no longer in effect, (iii) permit participants to pay the exercise price of options through a broker-assisted exercise under Regulation T of the Federal Reserve Board, (iv) extend the term of the Plan to the earlier of April 1, 2025 or the date on which all Units available for issuance under the Plan have been issued, (v) limit the increase in distribution equivalents based on achievement of corporate performance goals to a maximum of 200% of the distribution equivalents otherwise credited to the optionee’s account, and (vi) make other clarifying and updating changes consistent with current applicable law.

Item 6.    Exhibits

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: May 2, 2005	By:	/s/ ROBERT B. WALLACE

Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)