Form 10-Q
period 2005-06-30
BUCKEYE PARTNERS L P
filed 2005-08-03
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act 12b-2.  Yes   ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2005
Limited Partnership Units	37,912,946 Units

BUCKEYE PARTNERS, L.P.

i

Part I. Financial Information

Item 1.             Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per Unit amounts)

(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2005	2004		2005	2004

$101,916	$70,540	Revenue	$197,805	$142,301

		Costs and expenses
49,940	32,978	Operating expenses	95,464	67,360
9,157	5,775	Depreciation and amortization	17,676	11,581
3,252	4,142	General and administrative expenses	7,630	7,617
62,349	42,895	Total costs and expenses	120,770	86,558

39,567	27,645	Operating income	77,035	55,743

		Other income (expenses)
1,358	1,813	Investment income	2,728	3,241
(10,826)	(5,538)	Interest and debt expense	(20,957)	(10,883)
(4,762)	(3,203)	General Partner incentive compensation	(9,335)	(6,404)
(911)	(773)	Minority interests and other	(1,883)	(1,652)
(15,141)	(7,701)	Total other income (expenses)	(29,447)	(15,698)

$24,426	$19,944	Net income	$47,588	$40,045

$159	$168	Net income allocated to General Partner	$321	$337

$24,267	$19,776	Net income allocated to Limited Partners	$47,267	$39,708

		Weighted average units outstanding:
36,890	28,982	Basic	36,032	28,974

36,926	29,030	Assuming Dilution	36,072	29,029

		Earnings per Partnership Unit- basic:
$0.66	$0.69	Net income allocated to General and Limited Partners per Partnership Unit	$1.32	$1.38

		Earnings per Partnership Unit - assuming dilution:
$0.66	$0.69	Net income allocated to General and Limited Partners per Partnership Unit	$1.32	$1.38

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2005	2004

Assets

Current assets
Cash and cash equivalents	$18,290	$19,017
Trade receivables	44,104	32,498
Construction and pipeline relocation receivables	9,821	9,362
Inventories	11,451	10,451
Prepaid and other current assets	13,634	16,923
Total current assets	97,300	88,251

Property, plant and equipment, net	1,525,278	1,323,588
Goodwill	11,355	11,355
Other non-current assets	108,320	110,925

Total assets	$1,742,253	$1,534,119

Liabilities and partners’ capital

Current liabilities
Accounts payable	$10,268	$15,172
Accrued and other current liabilities	41,969	45,644
Total current liabilities	52,237	60,816

Long-term debt	854,052	797,270
Minority interests	19,034	18,425
Other non-current liabilities	56,105	52,185
Total liabilities	981,428	928,696

Commitments and contingent liabilities	—	—

Partners’ capital
General Partner	2,532	2,549
Limited Partners	758,818	603,409
Receivable from exercise of options	(525)	(535)
Total partners’ capital	760,825	605,423

Total liabilities and partners’ capital	$1,742,253	$1,534,119

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$47,588	$40,045

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,676	11,581
Minority interests	1,883	1,759
Amortization of debt discount and swap settlement	15	94
Change in assets and liabilities:
Trade receivables	(11,606)	1,713
Construction and pipeline relocation receivables	(459)	(1,060)
Inventories	(712)	(72)
Prepaid and other current assets	3,577	831
Accounts payable	(4,904)	(6,455)
Accrued and other current liabilities	(4,075)	1,669
Other non-current assets	951	(881)
Other non-current liabilities	1,998	(1,313)
Total adjustments from operating activities	4,344	7,866

Net cash provided by operating activities	51,932	47,911

Cash flows from investing activities:
Capital expenditures	(36,586)	(20,424)
Purchase of Northeastern Pipelines and Terminals	(176,313)	—
Investment in WesPac Pipelines -Reno LLC	(2,541)	—
Deposit for acquisition of Midwest Pipelines and Terminals	—	(26,500)
Net proceeds from disposal of property, plant and equipment	69	30

Net cash used in investing activities	(215,371)	(46,894)

Cash flows from financing activities:
Net proceeds from issuance of limited partnership units	156,103	—
Debt issuance costs	(910)	—
Proceeds from exercise of unit options	1,154	546
Distributions to minority interests, net	(949)	(1,794)
Proceeds from issuance of long-term debt	324,767	47,000
Payment of long-term debt	(268,000)	(17,000)
Distributions to Unitholders	(49,453)	(37,668)

Net cash provided by (used) in financing activities	162,712	(8,916)
Net decrease in cash and cash equivalents	(727)	(7,899)
Cash and cash equivalents at beginning of period	19,017	22,723

Cash and cash equivalents at end of period	$18,290	$14,824

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$21,666	$10,378
Capitalized interest	$1,166	$244

Non cash change in assets and liabilities:
Change in fair value of long-term debt associated with a fair value hedge	$(118)	$(168)
Environmental obligations related to acquisition of Northeastern Pipelines and Terminals	$(2,332)	$—

See notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2004 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of June 30, 2005, along with the results of the Partnership’s operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Commencing in the third quarter of 2004, the Partnership reclassified revenues related to a jet fuel supply arrangement and an operating services contract on a gross basis, rather than the net-of-cost basis previously used.  This reclassification, which had no effect on operating income or net income, increased both revenues and operating expenses by $2.7 million with respect to the jet fuel supply arrangement and $1.6 million with respect to the operating services contract for the six months ended June 30, 2005.  Periods prior to the third quarter in 2004 were not reclassified.

The Partnership is a master limited partnership organized in 1986 under the laws of the state of Delaware.  The Partnership conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC  (“Wood River”) and Buckeye Pipe Line Transportation LLC (“BPL Transportation”).  BPL Transportation was formed in January 2005 to purchase certain assets from ExxonMobil Corporation (see Note 3).  Each of these entities is referred to hereinafter as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.”  The Partnership owns an approximate 99% limited partnership interest in each Operating Subsidiary except Wood River and BPL Transportation, in each of which it owns a 100% interest.

Buckeye GP LLC serves as the general partner of the Partnership.   As of June 30, 2005, the General Partner owned approximately a 1% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River and BPL Transportation, for an approximate 2% overall general partnership interest in the Partnership’s activities.  The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”).  MainLine is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of senior management.

The General Partner was formed on December 15, 2004 as part of a restructuring of the Partnership’s general partner organization structure (the “GP Restructuring”), pursuant to which Buckeye Pipe Line Company LLC (the “Prior General Partner”) transferred its general partner interests, except for its right to receive incentive compensation from the Partnership, to the General Partner.  The Prior General Partner was then renamed MainLine Sub LLC.

At June 30, 2005, Buckeye Pipe Line Services Company (“Services Company”) employed all of the employees that work for the Operating Subsidiaries.  Prior to December 26, 2004, the employees of certain subsidiaries of BPH were employed directly by such subsidiary entities.  On December 26, 2004, these employees became employees of Services Company.  As part of the GP Restructuring, the services agreement between the Prior General Partner and Services Company (the “Prior Services Agreement”) was terminated and a new services agreement was entered into among Services Company, the Partnership, the Operating Subsidiaries and their subsidiary companies (the “New Services Agreement”). Under the New Services Agreement, Services Company continues to employ the employees that work for the Operating Subsidiaries, and is reimbursed directly by the Operating Subsidiaries and their subsidiaries for those services.  Prior to the New Services Agreement, Services Company was reimbursed for its expenses by the Prior General Partner which was in turn reimbursed by the Partnership and the Operating Subsidiaries.  Under both the New Services Agreement and the Prior Services Agreement, certain executive compensation costs and related benefits for the General Partner’s four most highly compensated officers are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed by MainLine Sub.  At June 30, 2005, Services Company owned a 6.3% limited partnership interest in the Partnership.

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

3.                                       ASSET ACQUISITIONS

On May 5, 2005, the Partnership acquired a refined petroleum products pipeline system with mileage of approximately 478 miles and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the Northeastern United States (the “Northeastern Pipelines and Terminals”) for a purchase price of $175 million from affiliates of ExxonMobil Corporation (“ExxonMobil”).  The purchase price was initially funded with borrowings under the Partnership’s $400 million five-year revolving credit facility.

BPL Transportation acquired the pipeline system, and Buckeye Terminals, LLC, a wholly owned subsidiary of BPH, acquired the four petroleum products terminals.

In connection with the closing of the transaction, the Partnership entered into throughput agreements with ExxonMobil in connection with each of the acquired petroleum products terminals. The throughput agreements have an initial term of five years and renew automatically for five successive three-year terms unless terminated by ExxonMobil. The agreements provide that the Partnership will reserve storage capacity at the terminals for ExxonMobil. The parties also agreed on the terminalling fees to be charged ExxonMobil for volumes throughput at the terminals by ExxonMobil. The amount of storage capacity reserved for ExxonMobil is based initially on historical usage, and will adjust periodically based on ExxonMobil’s actual usage.

To facilitate the integration of these newly acquired assets into its existing refined petroleum products pipeline system, the Partnership has entered into a control center transition agreement with ExxonMobil. Under the transition agreement, ExxonMobil will provide certain pipeline control services in connection with the operation of the pipeline system at the Partnership’s option through May 5, 2006. However, the Partnership expects to be able to assume these pipeline control functions by September 2005.

The Partnership’s total cost of the assets acquired totaled $178.6 million, which consisted of the purchase price of $175 million, accrued environmental obligations of $2.3 million, and direct acquisition costs of $1.3 million.  The allocated fair value, based on preliminary allocations by the Partnership, of the assets acquired is summarized as follows (in thousands):

Material and supplies inventory	$288
Prepaid expenses	288
Land	3,630
Rights-of-way	14,079
Buildings and leasehold improvements	4,043
Pipelines and related operating equipment	156,317
Total	$178,645

In connection with the acquisition, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 – “Business Combinations”.  Accordingly, the Partnership allocated the cost of the assets acquired to the assets acquired using estimated appraised values established in consultation with a qualified appraiser.  In conjunction with the appraisal, the Partnership determined that substantially all of the value of the purchase related to the physical assets acquired, which are generally depreciated over 50 years.  Allocations of value to other assets or differently among the various physical assets could have resulted in different depreciation charges in future years for the assets acquired.  Additionally, adjustments to the liability for environmental obligations established in conjunction with the purchase will result in increases or decreases in net income by the amounts of any such adjustments.  Management continues to evaluate on an ongoing basis the amounts required for environmental obligations.

4.                                       CONTINGENCIES

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

Environmental

Various claims for the cost of cleaning up releases of hazardous substances and for damage to the environment resulting from the activities of the Operating Subsidiaries or their predecessors have been asserted and may be asserted in the future under various federal and state laws. The General Partner believes that the generation, handling and disposal of hazardous substances by the Operating Subsidiaries and their predecessors have been in material compliance with applicable environmental and regulatory requirements. The total potential remediation costs to be borne by the Operating Subsidiaries related to these clean-up sites cannot be reasonably estimated and could be material.  With respect to certain sites, however, the Operating Subsidiary involved is one of several or as many as several hundred potentially responsible parties that would share in the total costs of clean-up under the principle of joint and several liability.  The General Partner is unable to determine the timing or outcome of pending proceedings.

5.                                       LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
	(In thousands)

4 5/8% Notes due June 15, 2013	$300,000	$300,000
6 3/4% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	—
Borrowings under Revolving Credit Facility	5,000	73,000
Less: Unamoritized discount	(2,830)	(2,730)
Adjustment to fair value associated with hedge of fair value	1,882	2,000
Total	$854,052	$797,270

At June 30, 2005, $5.0 million of debt was scheduled to mature on August 6, 2009, $300.0 million was scheduled to mature on June 15, 2013, $275.0 million was scheduled to mature on October 15, 2014, $125.0 million was scheduled to mature on July 1, 2017 and $150.0 million was scheduled to mature on August 15, 2033.

On June 30, 2005, the Partnership sold $125 million aggregate principal of its 5.125% Notes due July 1, 2017 in an underwritten public offering.  Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.9 million.  Proceeds from the offering were used in part to repay $122.0 million under the Partnership’s 5-year Revolving Credit Agreement.

The fair value of the Partnership’s debt was estimated to be $875 million as of June 30, 2005 and $809 million at December 31, 2004.  The values at June 30, 2005 and December 31, 2004 were based on approximate market value on the respective dates.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at June 30, 2005, will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At June 30, 2005, the weighted average interest rate of borrowings under the Credit Facility was 3.91%.

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

In connection with the Partnership’s acquisition of certain pipeline and terminal assets from affiliates of Shell Oil Products, U.S. (“Shell”) on October 1, 2004, the Credit Facility provides for a one-time increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of the Shell acquisition and 5.25 to 1.00 for the third quarter following the closing of the acquisition (including the quarter ended June 30, 2005).  At June 30, 2005 the Partnership’s Funded Debt Ratio was 4.25 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to

1.00 as of the end of any fiscal quarter.  As of June 30, 2005, the Partnership’s Fixed Charge Coverage Ratio was 2.70 to 1.00.

At June 30, 2005 the Partnership was in compliance with all of the covenants under the Credit Facility.

During the first six months of 2004, the Partnership was a party to an interest rate swap agreement with a financial institution in order to hedge a portion of the fair value risk associated with the 4 5/8% Notes.  The notional amount of the interest rate swap agreement was $100 million.  The interest rate swap agreement was terminated on December 8, 2004 and the Partnership received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $0.7 million and $1.6 million during the three and six months ended June 30, 2004, respectively, related to the interest rate swap.  The Partnership had no derivative instruments outstanding at June 30, 2005.

6.                                       PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners’ capital consists of the following:

			Receivable
	General	Limited	from Exercise
	Partner	Partners	of Options	Total
	(In thousands)

Partners’ Capital - 1/1/05	$2,549	$603,409	$(535)	$605,423
Net income	321	47,267	—	47,588
Distributions	(338)	(49,115)	—	(49,453)
Net proceeds from issuance of Partnership units	—	156,103	—	156,103
Net change in receivable from exercise of options	—	—	10	10
Exercise of unit options	—	1,154	—	1,154

Partners’ Capital - 6/30/05	$2,532	$758,818	$(525)	$760,825

During the six months ended June 30, 2005 and 2004, Partnership net income equaled comprehensive income.

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and six month periods ended June 30:

	Three Months Ended June 30,
	2005			2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Net income	$24,426			$19,944

Basic earnings per Partnership Unit	24,426	36,890	$0.66	19,944	28,982	$0.69

Effect of dilutive securities - options	—	36	—	—	48	—

Diluted earnings per Partnership Unit	$24,426	36,926	$0.66	$19,944	29,030	$0.69

	Six Months Ended June 30,
	2005			2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Net income	$47,588			$40,045

Basic earnings per Partnership Unit	47,588	36,032	$1.32	40,045	28,974	$1.38

Effect of dilutive securities - options	—	40	—	—	55	—

Diluted earnings per Partnership Unit	$47,588	36,072	$1.32	$40,045	29,029	$1.38

7.                                       CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On July 28, 2005, the Partnership declared a cash distribution of $0.7125 per unit payable on August 31, 2005 to Unitholders of record on August 9, 2005. The total cash distribution to Unitholders will amount to approximately $27,187,000.  As a result of the cash distribution, the Partnership will also pay to MainLine Sub an incentive compensation payment of approximately $5,323,000.

8.                                       RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $5,336,000 and $5,240,000 due to the General Partner, MainLine Sub and MainLine for direct and indirect costs related to the business activities of the Partnership and Operating Subsidiaries at June 30, 2005 and December 31, 2004, respectively.  Prepaid and other current assets included a receivable from Services Company of $2,548,000 at June 30, 2005.  Accrued and other current liabilities included $611,000 due to Services Company at December 31, 2004.

9.                                       UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

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

If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership’s net income and earnings per share would have been as indicated by the pro forma amounts below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
		(in thousands, except per unit amounts)

Net income as reported		$24,426	$19,944	$47,588	$40,045
Stock-based employee compensation cost included in net income		—	—	—	—
Stock-based employee compensation cost that would have been included in net income under the fair value method		(61)	(76)	(119)	(131)
Pro forma net income as if the fair value method had been applied to all awards		$24,365	$19,868	$47,469	$39,914

Basic earnings per unit	As reported	$0.66	$0.69	$1.32	$1.38
	Pro forma	$0.66	$0.69	$1.32	$1.38

Diluted earnings per unit	As reported	$0.66	$0.69	$1.32	$1.38
	Pro forma	$0.66	$0.68	$1.32	$1.37

10.                                 PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

In the three months ended June 30, 2005 and 2004, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$256	$194	$203	$193
Interest cost	262	209	689	652
Expected return on plan assets	(194)	(135)	—	—
Amortization of prior service benefit	(119)	(108)	(86)	(79)
Amortization of unrecognized losses	211	138	144	171
Net periodic benefit cost	$416	$298	$950	$937

In the six months ended June 30, 2005 and 2004, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$459	$438	$408	$385
Interest cost	470	472	1,378	1,305
Expected return on plan assets	(348)	(305)	—	—
Amortization of prior service benefit	(213)	(244)	(173)	(158)
Amortization of unrecognized losses	378	312	288	343
Net periodic benefit cost	$746	$673	$1,901	$1,875

The Partnership previously disclosed in its financial statements for the year ended December 31, 2004 that a minimum funding contribution was not required to be made during 2005.

11.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25.  SFAS No. 123R is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Partnership is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”) which addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  SFAS No. 153 will affect the accounting for any nonmonetary transactions entered into by the Partnership after July 1, 2005.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles, estimates, and error corrections.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 will affect the Partnership’s accounting and reporting for any accounting changes after December 31, 2005.

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

The Partnership’s subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”) and Buckeye Pipe Line Transportation LLC (“BPL Transportation”).  BPL Transportation was formed in January 2005 to purchase certain assets from ExxonMobil Corporation.  Each of these entities is referred to individually as an “Operating Subsidiary” and collectively as the “Operating Subsidiaries”. The Partnership owns approximately a 99% interest in each Operating Subsidiary except Wood River and BPL Transportation, in each of which it owns a 100% interest.

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

On October 1, 2004, the Partnership expanded its operations in the upper Midwestern United States with the acquisition of five refined petroleum products pipelines with an aggregate mileage of approximately 900 miles and 24 refined products terminals with an aggregate storage capacity of 9.3 million barrels (the “Midwest Pipelines and Terminals”) from Shell Oil Products U.S. (“Shell”) for a purchase price of $517 million.  The acquisition of these assets added $18.0 million and $39.1 million of revenue for the three and six months ended June 30, 2005, respectively.

On May 5, 2005, the Partnership acquired from affiliates of ExxonMobil Corporation (“ExxonMobil”) a refined petroleum products pipeline system with mileage of approximately 478 miles and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the Northeastern United States (the “Northeastern Pipelines and Terminals”) for a purchase price of approximately $175 million.  The acquisition of these assets added $3.1 million of revenue for the quarter ended June 30, 2005.

During the three months ended June 30, 2005, the Partnership earned $24.4 million, or $0.66 per unit, compared to $19.9 million, or $0.69 per unit, for the three months ended June 30, 2004.  Net income included $0.3 million and $0.3 million of one-time transition expenses related to the acquisitions of the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals, respectively.

During the six months ended June 30, 2005, the Partnership earned $47.6 million, or $1.32 per unit, compared to $40.0 million, or $1.38 per unit, for the six months ended June 30, 2004.  Net income in 2005 included $1.1 million and $0.3 million of one-time transition expenses related to the acquisition of the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals, respectively.

Results of Operations

Second Quarter

Revenues for the quarters ended June 30, 2005 and 2004 were as follows:

	Revenues
	2005	2004
	(In thousands)

Pipeline transportation	$70,668	$58,710
Terminalling, storage and rentals	19,281	7,306
Contract operations	11,967	4,524
Total	$101,916	$70,540

Total revenues for the quarter ended June 30, 2005 were $101.9 million, $31.4 million or 44.5% greater than revenue of $70.5 million in 2004.

Revenue from pipeline transportation of petroleum products was $70.7 million for the second quarter of 2005 compared to $58.7 million for the second quarter of 2004. The net increase of $12.0 million in transportation revenue was primarily the result of:

•                  Wood River transportation revenue of $6.9 million;

•                  BPL Transportation revenue of $2.4 million;

•                  a 3.7% average tariff rate increase effective May 1, 2005 and a 2.8% average tariff rate increase effective May 1, 2004;

•                  a 4.9% increase, or $1.6 million, net of Wood River and BPL Transportation, in gasoline transportation revenue on a 0.9% increase in gasoline volumes delivered;

•                  a 6.3% increase, or $0.6 million, net of Wood River and BPL Transportation, in jet fuel transportation revenue on a 3.6% increase in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports increased by 3.4% but were partially offset by a 10.2% decline in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions;

•                  a 10.0% increase, or $1.3 million, net of Wood River and BPL Transportation, in distillate transportation revenue on a 6.7% increase in distillate volumes delivered;

•                  a decrease in liquefied petroleum gas (“LPG”) transportation revenue of $0.1 million as a result of lower LPG volumes delivered; and

•                  a decrease in transportation settlement revenue, net of Wood River and BPL Transportation, representing the settlement of overages and shortages on product deliveries, of $0.3 million.

Product deliveries for each of the quarters ended June 30, 2005 and 2004, including Wood River and BPL Transportation product deliveries were as follows:

	Barrels per Day
	Three Months Ended June 30,
Product	2005	2004
Gasoline	736,500	580,300
Distillate	288,700	245,700
Jet Fuel	330,700	260,000
LPG’s	24,000	26,200
Other	7,000	5,200
Total	1,386,900	1,117,400

Terminalling, storage and rental revenues of $19.3 million for the three months ended June 30, 2005 increased by $12.0 million, from the comparable period in 2004. Of this increase, $11.1 million and $0.7 million were generated by the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals, respectively.  Additionally, the second quarter of 2005 includes $0.6 million of revenues of WesPac Pipelines – Reno LLC under a product supply arrangement recorded on a gross basis rather than the net-of-cost basis previously used.  Rental and other revenues decreased by $0.2 million in the second quarter of 2005.

Contract operations services generated revenues of $12.0 million for the three months ended June 30, 2005, an increase of $7.4 million compared to the second quarter of 2004.  The increase in revenue for the three months ended June 30, 2005 from the comparable period in 2004 resulted from an increase in pipeline construction contract activity including a new construction contract, which generated revenues of $6.5 million in the second quarter of 2005.  Additionally, an increase of $0.8 million resulted from recording operating services provided by Buckeye to a pipeline owner on a gross basis, rather than the net-of-cost basis previously used, which was offset by a loss of an operating services contract during the second quarter of 2004. Contract operations revenue can vary significantly from quarter to quarter depending on the amount and timing of construction-related contracts obtained by the Partnership.

Costs and expenses for the three months ended June 30, 2005 and 2004 were as follows:

	Operating Expenses
	2005	2004
	(In thousands)

Payroll and payroll benefits	$18,241	$13,639
Depreciation and amortization	9,157	5,775
Operating power	5,959	5,327
Outside services	5,739	4,776
Property and other taxes	4,181	2,856
Construction management	5,058	1,023
All other	14,014	9,499
Total	$62,349	$42,895

Payroll and payroll benefits were $18.2 million in the second quarter of 2005, an increase of $4.6 million compared to the second quarter of 2004.  Of this increase, approximately $2.5 million and $0.6 million are related to employees added as a result of the Midwest Pipelines and Terminals acquisition and the Northeastern Pipelines and Terminals acquisition, respectively.  Additionally, $0.3 million of this increase was the result of recording expenses from an operating services contract on a gross basis, rather than the net-of-cost basis previously used.  Increases in salaries and wages of $0.4 million resulted from higher wage rates, as well as a decrease in the amount of salaries and wages capitalized as part of maintenance and expansion capital projects of $0.3 million.  The Partnership experienced an increase in major medical costs which resulted in an increase in payroll benefits expense of $0.3 million.

Depreciation and amortization expense was $9.2 million in the second quarter of 2005, an increase of $3.4 million from the second quarter of 2004.  Depreciation related to the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals was $2.5 million and $0.6 million, respectively.  The remaining increase of $0.3 million resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power costs were $6.0 million in the three months ended June 30, 2005, an increase of $0.6 million from the same period in 2004.  The Midwest Pipelines and Terminals added $0.6 million of expense for the second quarter of 2005.  The Northeastern Pipelines and Terminals increased operating power costs by $0.2 million.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $0.9 million from $4.8 million in the second quarter of 2004 to $5.7 million in the second quarter of 2005.  Outside services costs related to the Midwest Pipelines and Terminals were $1.1 million.

Property and other taxes were $4.2 million in the second quarter of 2005, an increase of $1.3 million compared to the second quarter of 2004.  Property and other taxes related to the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals were $0.6 million and $0.2 million, respectively.  Of the remaining increase of $0.5 million, the Partnership experienced higher real property tax assessments in several states.

Construction management costs were $5.1 million in the second quarter of 2005, which is an increase of $4.0 million from the second quarter of 2004.  The increase is a result of a significant construction contract that commenced in 2005.

All other costs were $14.0 million in the three months ended June 30, 2005, an increase of $4.5 million compared to $9.5 million in the same period in 2004.  The increase reflects $0.6 million of costs associated with fuel purchases by Wes Pac – Reno Pipeline LLC.  Other costs related to the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals added $2.2 million and $0.3 million, respectively.  Casualty losses increased by $0.6 million.  The Partnership accrued $0.6 million of income tax expense in the second quarter for a subsidiary of BPH that elected to be treated as a corporation for Federal income tax purposes during the third quarter of 2004.

Other income (expense) for the three months ended June 30, 2005 and 2004 was as follows:

	Other Income
	2005	2004
	(In thousands)

Investment income	$1,358	$1,813
Interest and debt expense	(10,826)	(5,538)
General Partner incentive compensation	(4,762)	(3,203)
Minority interests and other	(911)	(773)

Total	$(15,141)	$(7,701)

Investment income for the quarter ended June 30, 2005 was $1.4 million, a decrease of $0.5 million from the comparable period in 2004.  The decrease resulted from lower investment income earned from the Partnership’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest expense was $10.8 million in the three months ended June 30, 2005, an increase of $5.3 million from $5.5 million in the three months ended June 30, 2004.  The Partnership incurred approximately $3.6 million in interest related to its 5.30% Notes due 2014 which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals.  Interest expense was reduced by $0.7 million in the second quarter of 2004 as a result of an interest rate swap in effect until December 2004 (see “Liquidity and Capital Resources”).  The balance of the increase in interest expense resulted from higher average balances outstanding on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation was $4.8 million in the second quarter of 2005, compared to $3.2 million in the second quarter of 2004, an increase of $1.6 million.  The increase is a result of the issuance of 5.5 million limited partnership units (“LP Units”) in October 2004, the issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP Units in May 2005 and an increase in the quarterly distribution rate to LP unitholders in the 2005 period compared to the 2004 period.

Six Months

Revenues for the six months ended June 30, 2005 and 2004 were as follows:

	Revenues
	2005	2004
	(In thousands)

Pipeline transportation	$139,192	$117,270
Terminalling, storage and rentals	41,694	15,220
Contract operations	16,919	9,811
Total	$197,805	$142,301

Total revenue for the six months ended June 30, 2005 was $197.8 million, $55.5 million, or 39.0%, greater than revenue of $142.3 million for the same period of 2004.

Revenue from pipeline transportation was $139.2 million for the six months ended June 30, 2005 compared to $117.3 million for the six months ended June 30, 2004. The net increase of $21.9 million in transportation revenue was primarily the result of:

•                  Wood River transportation revenue of $15.0 million;

•                  BPL Transportation revenue of $2.4 million;

•                  a 3.7% average tariff rate increase effective May 1, 2005 and a 2.8% average tariff rate increase effective May 1, 2004;

•                  a 4.3% increase, or $2.6 million, net of Wood River and BPL Transportation, in gasoline transportation revenue on a 1.8% increase in gasoline volumes delivered;

•                  a 4.2% increase, or $0.8 million, net of Wood River and BPL Transportation, in jet fuel transportation revenue of with a 3.1% increase in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports increased by 4.4% but were partially offset by a 34.0% decline in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions;

•                  a 0.1% decrease, or $0.1 million, net of Wood River and BPL Transportation, in distillate transportation revenue on a 1.2% decrease in distillate volumes delivered;

•                  a decrease in LPG transportation revenue of $0.7 million as a result of lower LPG volumes delivered; and

•                  an increase in transportation settlement revenue, net of Wood River and BPL Transportation, representing the settlement of overages and shortages on product deliveries, of $2.2 million.

Product deliveries for the six months ended June 30, 2005 and 2004, including Wood River and BPL Transportation product deliveries were as follows:

	Barrels per Day
	Six Months Ended June 30,
Product	2005	2004
Gasoline	700,200	561,400
Distillate	315,000	294,800
Jet Fuel	314,700	256,500
LPG’s	18,000	23,900
Other	6,300	4,600
Total	1,354,200	1,141,200

Terminalling, storage and rental revenues of $41.7 million for the six months ended June 30, 2005 increased by $26.5 million from the comparable period in 2004. Of this increase, $24.0 million and $0.7 million were generated by the terminals acquired from Shell on October 1, 2004 and ExxonMobil on May 5, 2005, respectively.  Additionally, the first half of 2005 includes $2.7 million of revenues of WesPac Pipelines – Reno LLC under a product supply arrangement recorded on a gross basis rather than the net-of-cost basis previously used. Rental and other revenues, excluding Wood River and BPL Transportation, decreased by $0.4 million in the first half of 2005.

Contract operations services generated revenues of $16.9 million for the six months ended June 30, 2005, an increase of $7.1 million compared to the first six months of 2004. The increase in revenue for the six months ended June 30, 2005 from the comparable period in 2004 resulted from an increase in pipeline construction contract activity, including a new construction contract, which generated revenues of $6.8 million in the first half of 2005.  Revenue in the first half of 2004 included $0.9 million from a construction contract that was completed in the fourth quarter of 2004.  Additionally, an increase of $1.6 million resulted from recording operating services provided by Buckeye to a pipeline owner on a gross basis, rather than the net-of-cost basis previously used, which was offset by a loss of an operating services contract in 2004.

Costs and expenses for the six month periods ended June 30, 2005 and 2004 were as follows:

	Costs and Expenses
	2005	2004
	(In thousands)

Payroll and payroll benefits	$36,822	$28,593
Depreciation and amortization	17,676	11,581
Operating power	12,038	11,180
Outside services	10,411	8,927
Property and other taxes	8,149	5,783
Construction management	5,356	1,891
All other	30,318	18,603
Total	$120,770	$86,558

Payroll and payroll benefits were $36.8 million for the six months ended June 30, 2005 an increase of $8.2 million compared to the comparable period in 2004.  Of this increase, approximately $4.9 million and $0.6 million are related to employees added as a result of the acquisitions of the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals, respectively.  Additionally, $0.6 million of this increase was the result of recording expenses from an operating services contract on a gross basis, rather than the net-of-cost basis previously used.  The Partnership expensed $0.6 million for severance pay.  Increases in salaries and wages of $0.8 million resulted from higher wage rates, as well as a decrease of $0.2 million in the amount of salaries and wages capitalized as a part of maintenance and expansion capital projects.  The Partnership experienced an increase in major medical costs which resulted in an increase in payroll benefits of $0.5 million

Depreciation and amortization expense was $17.7 million for the period ended June 30, 2005, an increase of $6.1 million from the comparable period of 2004.  Depreciation related to the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals was $5.1 million and $0.6 million, respectively.  The remaining increase of $0.4 million resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power costs of $12.0 million in the first half of 2005 were $0.9 million higher than the same period in 2004. The Midwest Pipelines and Terminals added $1.3 million of expense, which was offset by a decrease of $0.7 million at a subsidiary of BPH related to the loss in the second quarter of 2004 of an operating contract that required substantial expenditures for operating power.  The Northeastern Pipelines and Terminals increased operating power costs by $0.2 million.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs were $10.4 million the first six months of 2005, or $1.5 million greater than the same period in 2004. Outside services costs related to the Midwest Pipelines and Terminals were $2.1 million.  This increase was offset by a decrease of $0.2 million at a subsidiary of BPH that resulted from the loss of an operating contract.

Construction management costs were $5.4 million in the second half of 2005, which is an increase of $3.5 million from the first half in 2004.  The increase is a result of a significant construction contract that commenced in 2005.

All other costs were $30.3 million, an increase of $11.7 million, in the first half of 2005 compared to the first half of 2004.  The increase reflects $2.7 million of costs associated with fuel purchases by Wes Pac – Reno

Pipeline LLC.  Other costs related to the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals added $4.6 million and $0.3 million, respectively.  Casualty losses increased by $2.0 million. The Partnership accrued $0.6 million of income tax expense in the first half of 2005 for a subsidiary of BPH that elected to be treated as a corporation for Federal income tax purposes during the third quarter of 2004.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the six month periods ended June 30, 2005 and 2004 was as follows:

	Other Income (Expenses)
	2005	2004
	(In thousands)

Investment income	$2,728	$3,241
Interest and debt expense	(20,957)	(10,883)
General Partner incentive compensation	(9,335)	(6,404)
Minority interests and other	(1,883)	(1,652)

Total	$(29,447)	$(15,698)

Investment income for the six months ended June 30, 2005 was $2.7 million, which is a decrease of $0.5 million from the comparable period in 2004.  The decrease is a result of less investment income earned from the Partnership’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest expense was $21.0 million in the six months ended June 30, 2005, an increase of $10.1 million from $10.9 million in the six months ended June 30, 2004.  The Partnership incurred approximately $7.3 million in interest related to its 5.30% Notes due 2014 which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals.  Interest expense was reduced by $1.6 million in the second half of 2004 as a result of the interest rate swap in effect until December 2004.  The balance of the increase in interest expense resulted from higher average balances outstanding on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation was $9.3 million in the first half of 2005, compared to $6.4 million in the first half of 2004, an increase of $2.9 million.  The increase is a result of the issuance of 5.5 million LP Units in October 2004, the issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP Units in May 2005 and an increase in the quarterly distribution rate to LP unitholders in the 2005 period compared to the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at June 30, 2005 and December 31, 2004 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	6/30/05	12/31/04

Current ratio (1)	1.9 to 1	1.5 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	1.2 to 1	0.8 to 1
Working capital - in thousands (2)	$45,063	$27,435
Ratio of total debt to total capital (3)	.53 to 1	.57 to 1
Book value (per Unit) (4)	$19.94	$17.53

(1)           current assets divided by current liabilities

(2)           current assets minus current liabilities

(3)           long-term debt divided by long-term debt plus total partners’ capital

(4)           total partners’ capital divided by Units outstanding at the end of the period.

During the first six months of 2005 and 2004, the Partnership’s principal sources of liquidity were cash from operations, borrowings under its revolving credit facility and, in 2005, the proceeds from the issuance of 1.1 million LP units in February 2005, the issuance of 2.5 million LP units in May 2005 and the issuance of $125 million aggregate amount of the Partnership’s 5.125% Notes in June 2005.  In the first six months of 2005, the Partnership’s principal uses of cash were the acquisition of the Northeastern Pipelines and Terminals, the repayment of debt, capital expenditures and distributions to Unitholders.  In the first six months of 2004, the Partnership’s principal uses of cash were capital expenditures and distributions to Unitholders.

At June 30, 2005, the Partnership had $850 million aggregate face amount of long-term debt, which consisted of $300 million of the Partnership’s 4 5/8% Notes due 2013 (the “4 5/8% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6 3/4% Notes due 2033 (the “6 3/4% Notes”) and $125 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”).  The Partnership also had $5.0 million outstanding under the Partnership’s revolving credit facility.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  At June 30, 2005, the weighted average interest rate on the outstanding $5.0 million was 3.91%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at June 30, 2005, will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0.

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

In connection with the Partnership’s acquisition of the Midwest Pipelines and Terminals, the Credit Facility provides for a one-time increase in the Funded Debt Ratio limit to 5.75 to 1.00 for the first two quarters following the closing of such acquisition and 5.25 to 1.00 for the third quarter following the closing of such acquisition (including the quarter ended June 30, 2005).  At June 30, 2005 the Partnership’s Funded Debt Ratio was 4.25 to 1.00 (using certain pro forma amounts permitted under the Credit Facility agreement).

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of June 30, 2005, the Partnership’s Fixed Charge Coverage Ratio was 2.70 to 1.00.

At June 30, 2005, the Partnership was in compliance with all of its covenants under the Credit Facility.

During the first six months of 2004, the Partnership was a party to an interest rate swap agreement with a financial institution in order to hedge a portion of the fair value risk associated with the 4 5/8% Notes.  The notional amount of the interest rate swap agreement was $100 million.  The interest rate swap agreement was terminated on December 8, 2004 and the Partnership received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $0.7 million and $1.6 million during the three and six months ended June 30, 2004, respectively, related to the interest rate swap.  The Partnership had no derivative instruments outstanding at June 30, 2005.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2005 and 2004 are as follows:

	Cash Flows from Operations
	2005	2004
	(In thousands)

Net income	$47,588	$40,045
Depreciation and amortization	17,676	11,581
Amortization of debt discount and swap settlement	15	94
Minority interests	1,883	1,759
Changes in current assets and liabilities	(18,179)	(3,374)
Changes in other assets and liabilities	2,949	(2,194)
Total	$51,932	$47,911

Cash flows from operations were $51.9 million for the first six months of 2005, an increase of $4.0 million over the first six months of 2004.  Net income was $47.6 million for the second quarter of 2005 and $40.0 million for the second quarter of 2005, an increase of $7.6 million.  Depreciation and amortization was $17.7 million for 2005 compared to $11.6 million during the same period in 2004.  The increase principally resulted from depreciation and amortization on the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals acquired on October 1, 2004 and May 5, 2005, respectively.  Cash used for working capital was $18.2 million compared to $3.4 million in 2004.

In 2005, cash used for working capital resulted principally from reductions in accounts payable of $4.9 million and other current liabilities of $4.1 million as well as an increase in trade receivables and construction and pipeline relocation receivables of $11.6 million and $0.5 million, respectively, partially offset by a reduction in prepaid and other current assets of $3.6 million.  The decrease in accounts payable resulted principally from the timing of invoice payments at year-end 2004 as well as lower maintenance and outside service activities at the end of the second quarter compared to year-end.  A reduction in accrued and other current liabilities resulted from a decline in interest payable and declines in accruals for capital expenditures and other operating expenses.  The increase in trade receivables resulted principally from the timing of billings related to terminals operations.  The reduction in prepaid and other current assets resulted principally from the collection of insurance receivables in the first half.

In the first half of 2004, cash used for working capital resulted principally from reductions in accounts payable of $6.5 million and an increase in construction and pipeline relocation receivables of $1.1 million, partially offset by reduced trade receivables of $1.7 million and an increase in accrued and other current liabilities of $1.7 million.  The reduction in accounts payable resulted from the timing of invoices at year-end 2003.  An increase in construction and pipeline relocations receivables resulted from a large construction contract which was completed in December 2004.  The reduction in trade receivables resulted from timing of collections of pipeline transportation receivables.  An increase in accrued and other current liabilities resulted from an increase in interest payable.

Cash Flows from Investing Activities

Cash used in investing activities totaled $215.4 million in the first six months of 2005 compared to $46.9 million in the first six months of 2004, substantially all of which represented capital expenditures.  In May of 2005, the Partnership purchased the remaining 25% interest in WesPac Pipelines – Reno LLC, an indirect subsidiary of BPH, from Kealine Partners for $2.5 million.  The Partnership purchased assets from ExxonMobil for a total cost of $178.6 million, which consists of the purchase price, accruals for environmental obligations, and direct costs of the acquisition.  The Partnership incurred $5.0 million of sustaining capital expenditures and $31.6 million of expansion and cost reduction expenditures in the first six months of 2005.  In 2004, $10.3 million represented sustaining capital expenditures and $10.1 million represented expansion and cost reduction projects.  Expansion projects in 2005 include a capacity expansion project related to the Laurel pipeline across Pennsylvania, and the construction of an approximate 11 mile pipeline and related terminal facilities to serve the Memphis International Airport.  The Memphis International Airport project is being implemented by WesPac Pipelines – Memphis LLC, a 75%-owned subsidiary of the Partnership.

Cash Flows from Financing Activities

On February 7, 2005, the Partnership issued 1.1 million LP Units in an underwritten public offering at $45.00 per LP Unit.  Proceeds from the offering, after underwriters’ discount of $1.46 per LP Unit and offering expenses, were approximately $47.7 million, and were used to reduce amounts outstanding under the Credit Facility and to fund the Partnership’s expansion and cost reduction capital expenditures.

On May 17, 2005, the Partnership issued 2.5 million LP Units in an underwritten public offering at $45.20 per LP Unit.  Proceeds from the offering, after underwriters’ discount of $1.80 per LP Unit and offering expenses, were approximately $108.2 million.  Proceeds from the offering were used in part to repay $108 million that was outstanding under the Credit Facility, which was repaid on May 17, 2005.

On June 30, 2005, the Partnership sold $125 million aggregate principal of its 5.125% Notes due July 1, 2017 in an underwritten public offering.  Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.9 million.  Proceeds from the offering were used in part to repay $122.0 million that was outstanding under the Credit Facility, which was repaid on June 30, 2005.

During the first six months of 2005, the Partnership borrowed $200 million under its Credit Facility and repaid $268 million out of the proceeds of the LP Unit and debt offerings.

Distributions to Unitholders were $49.5 million in the first six months of 2005 compared to $37.7 million in 2004.  The increase resulted principally from additional LP Units outstanding as a result of the Partnership’s issuance of 5.5 million LP Units in October 2004, the issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP units in May 2005 and an increase in the distribution rate in the first half of 2005 compared to first half of 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”) which addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  SFAS No. 153 will affect the accounting for any nonmonetary transactions entered into by the Partnership after July 1, 2005.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles, estimates, and error corrections.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will affect the Partnership’s accounting and reporting for any accounting changes after December 31, 2005.

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

Market Risk – Other than Trading Instruments

The Partnership is exposed to risk resulting from changes in interest rates.  The Partnership does not have significant commodity or foreign exchange risk.  The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 4 5/8% Notes, 6 3/4% Notes, 5.30% Notes and 5.125% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility).  Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

At June 30, 2005, the Partnership had total fixed debt obligations at face value of $850 million, consisting of $275 million of the 5.30% Notes, $300 million of the 4 5/8% Notes, $150 million of the 6 3/4% Notes and $125 million of the 5.125% Notes.  The fair value of these obligations at June 30, 2005 was approximately $875 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $77 million. The Partnership’s variable debt obligation under the Credit Facility was $5.0 million.  Based on the balance outstanding at June 30, 2005, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $50,000.

At June 30, 2005, the Partnership had no derivative instruments outstanding with respect to its debt obligations or any instruments which would be considered other than trading instruments.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

The management of the General Partner with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the General Partner’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the General Partner in reports filed on behalf of the Partnership under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.   A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)   Change in Internal Control over Financial Reporting

No change in the General Partner’s internal control over financial reporting of the Partnership occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting of the Partnership.

Part II - Other Information

Item 6.  Exhibits

(a)      Exhibits

4.1      Fourth Supplemental Indenture, dated June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K filed with the Commission on June 30, 2005).

10.1    Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K filed with the Commission on April 4, 2005).

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: August 3, 2005	By:	ROBERT B. WALLACE

Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)