Form 10-Q
period 2005-09-30
BUCKEYE PARTNERS L P
filed 2005-11-04
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act 12b-2.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2005
Limited Partnership Units	37,916,646 Units

BUCKEYE PARTNERS, L.P.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Balance Sheets (unaudited) September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

i

Part I. Financial Information

Item 1.    Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per Unit amounts)

(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2005	2004		2005	2004

$102,366	$82,011	Revenue	$300,171	$224,312

		Costs and expenses
47,733	41,842	Operating expenses	141,941	109,202
9,338	5,843	Depreciation and amortization	27,014	17,424
4,585	4,447	General and administrative expenses	13,471	12,064
61,656	52,132	Total costs and expenses	182,426	138,690

40,710	29,879	Operating income	117,745	85,622

		Other income (expenses)
1,626	1,500	Investment income	4,354	4,741
(11,256)	(6,408)	Interest and debt expense	(32,213)	(17,291)
(5,323)	(3,352)	General Partner incentive compensation	(14,658)	(9,761)
(1,023)	(987)	Minority interests and other	(2,906)	(2,634)
(15,976)	(9,247)	Total other income (expenses)	(45,423)	(24,945)

$24,734	$20,632	Net income	$72,322	$60,677

$171	$177	Net income allocated to General Partner	$492	$514

$24,563	$20,455	Net income allocated to Limited Partners	$71,830	$60,163

		Weighted average units outstanding:
38,158	28,991	Basic	36,749	28,980

38,202	29,047	Assuming dilution	36,794	29,041

		Earnings per Partnership Unit – basic:
$0.65	$0.71	Net income allocated to General andLimited Partners per Partnership Unit	$1.97	$2.09

		Earnings per Partnership Unit – assuming dilution:
$0.65	$0.71	Net income allocated to General andLimited Partners per Partnership Unit	$1.97	$2.09

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004

Assets

Current assets
Cash and cash equivalents	$20,251	$19,017
Trade receivables	32,901	32,498
Construction and pipeline relocation receivables	7,633	9,362
Inventories	10,714	10,451
Prepaid and other current assets	10,966	16,923
Total current assets	82,465	88,251

Property, plant and equipment, net	1,532,549	1,323,588
Goodwill	11,355	11,355
Other non-current assets	110,166	110,925

Total assets	$1,736,535	$1,534,119

Liabilities and partners’ capital

Current liabilities
Accounts payable	$9,155	$15,172
Accrued and other current liabilities	45,086	45,644
Total current liabilities	54,241	60,816

Long-term debt	849,065	797,270
Minority interests	19,395	18,425
Other non-current liabilities	55,291	52,185
Total liabilities	977,992	928,696

Commitments and contingent liabilities	—	—

Partners’ capital
General Partner	2,529	2,549
Limited Partners	756,501	603,409
Receivable from exercise of options	(487)	(535)
Total partners’ capital	758,543	605,423

Total liabilities and partners’ capital	$1,736,535	$1,534,119

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$72,322	$60,677

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,014	17,424
Minority interests	2,906	2,746
Amortization of debt discount and swap settlement	28	140
Change in assets and liabilities:
Trade receivables	(403)	(1,382)
Construction and pipeline relocation receivables	1,729	(8,301)
Inventories	25	(235)
Prepaid and other current assets	6,245	(1,902)
Accounts payable	(6,017)	469
Accrued and other current liabilities	(953)	(4,168)
Other non-current assets	(1,771)	(4,669)
Other non-current liabilities	1,184	2,117
Total adjustments from operating activities	29,987	2,239

Net cash provided by operating activities	102,309	62,916

Cash flows from investing activities:
Capital expenditures	(51,906)	(42,405)
Purchase of Northeastern Pipelines and Terminals	(176,313)	—
Investment in WesPac Pipelines -Reno LLC	(2,541)	—
Acquisition expenditures for Midwest Pipelines and Terminals	—	(27,926)
Net proceeds from disposal of property, plant and equipment	61	3,863

Net cash used in investing activities	(230,699)	(66,468)

Cash flows from financing activities:
Net proceeds from issuance of limited partnership units	156,101	—
Debt issuance costs	(1,282)	—
Proceeds from exercise of unit options	1,289	1,113
Distributions to minority interests	(1,611)	(2,577)
Proceeds from issuance of long-term debt	324,767	77,000
Payment of long-term debt	(273,000)	(17,000)
Distributions to Unitholders	(76,640)	(56,869)

Net cash provided by financing activities	129,624	1,667

Net increase (decrease) in cash and cash equivalents	1,234	(1,885)
Cash and cash equivalents at beginning of period	19,017	22,723

Cash and cash equivalents at end of period	$20,251	$20,838

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$33,283	$23,567
Capitalized interest	$1,860	$514

Non cash change in assets and liabilities:
Minimum pension liability	$—	$348
Change in fair value of long-term debt associated with a fair value hedge	$(176)	$1,628
Environmental obligations related to acquisition of Northeastern Pipelines and Terminals	$2,332	$—

See notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2004 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of September 30, 2005, along with the results of the Partnership’s operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Buckeye GP LLC serves as the general partner of the Partnership.   As of September 30, 2005, the General Partner owned approximately a 1% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River and BPL Transportation, for an approximate 2% overall general partnership interest in the Partnership’s activities.  The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”).  MainLine is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of senior management.

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

At September 30, 2005, Buckeye Pipe Line Services Company (“Services Company”) employed all of the employees that work for the Operating Subsidiaries.  Prior to December 26, 2004, the employees of certain subsidiaries of BPH were employed directly by such subsidiary entities.  On December 26, 2004, these employees became employees of Services Company.  As part of the GP Restructuring, the services agreement between the Prior General Partner and Services Company (the “Prior Services Agreement”) was terminated and a new services agreement was entered into among Services Company, the

Partnership, the Operating Subsidiaries and their subsidiary companies (the “New Services Agreement”). Under the New Services Agreement, Services Company continues to employ the employees that work for the Operating Subsidiaries, and is reimbursed directly by the Operating Subsidiaries and their subsidiaries for those services.  Prior to the New Services Agreement, Services Company was reimbursed for its expenses by the Prior General Partner which was in turn reimbursed by the Partnership and the Operating Subsidiaries.  Under both the New Services Agreement and the Prior Services Agreement, certain executive compensation costs and related benefits for the General Partner’s four most highly compensated officers are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed by MainLine Sub.  At September 30, 2005, Services Company owned a 6.2% limited partnership interest in the Partnership.

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

In connection with the closing of the transaction, the Partnership entered into throughput agreements with ExxonMobil in connection with each of the acquired petroleum products terminals. The throughput agreements have an initial term of five years and renew automatically for five successive three-year terms unless terminated by ExxonMobil. The agreements provide that the Partnership will reserve storage capacity at the terminals for ExxonMobil. The parties also agreed on the terminalling fees to be charged to ExxonMobil for volumes throughput at the terminals by ExxonMobil. The amount of storage capacity reserved for ExxonMobil is based initially on historical usage, and will adjust periodically based on ExxonMobil’s actual usage.

To facilitate the integration of these assets into its existing refined petroleum products pipeline system, the Partnership entered into a control center transition agreement with ExxonMobil. Under the transition agreement, ExxonMobil agreed to provide certain pipeline control services in connection with the operation of the pipeline system at the Partnership’s option through May 5, 2006. However, the Partnership fully assumed these pipeline control functions during the third quarter.

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

In connection with the acquisition, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 - “Business Combinations”.  Accordingly, the Partnership allocated the cost of the assets acquired to the assets acquired using estimated appraised values established in consultation with a qualified appraiser.  In conjunction with the appraisal, the Partnership determined that substantially all of the value of the purchase related to the physical assets acquired, which are generally depreciated over 50 years.  Allocations of value to other assets or differently among the various physical assets could have resulted in different depreciation charges in future years for the assets acquired.  Additionally, adjustments to the liability for environmental obligations established in conjunction with the purchase will result in increases or decreases in net income by the amounts of any such adjustments.  Management continues to evaluate on an ongoing basis the amounts required for environmental obligations.

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

5.     LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(In thousands)

4 5/8% Notes due June 15, 2013	$300,000	$300,000
6 3/4% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	—
Borrowings under Revolving Credit Facility	—	73,000
Less: Unamoritized discount	(2,759)	(2,730)
Adjustment to fair value associated with hedge of fair value	1,824	2,000
Total	$849,065	$797,270

On June 30, 2005, the Partnership sold $125 million aggregate principal of its 5.125% Notes due July 1, 2017 in an underwritten public offering.  Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.9 million.  Proceeds from the offering were used in part to repay $122.0 million under the Partnership’s 5-year Revolving Credit Agreement.

The fair value of the Partnership’s debt was estimated to be $847 million as of September 30, 2005 and $809 million at December 31, 2004.  The values at September 30, 2005 and December 31, 2004 were based on approximate market value on the respective dates.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At September 30, 2005, the Partnership did not have any amounts outstanding under the Credit Facility.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”.  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries(including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters.  As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At September 30, 2005 the Partnership’s Funded Debt Ratio was 4.25 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of September 30, 2005, the Partnership’s Fixed Charge Coverage Ratio was 3.01 to 1.00.

At September 30, 2005 the Partnership was in compliance with all of the covenants under the Credit Facility.

During the first nine months of 2004, the Partnership was a party to an interest rate swap agreement with a financial institution in order to hedge a portion of the fair value risk associated with the 4 5/8% Notes.  The notional amount of the interest rate swap agreement was $100 million.  The interest rate swap agreement was terminated on December 8, 2004 and the Partnership received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the

Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $0.6 million and $2.2 million during the three and nine months ended September 30, 2004, respectively, related to the interest rate swap.  The Partnership had no derivative instruments outstanding at September 30, 2005.

6.     PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners’ capital consists of the following:

	General Partner	Limited Partners	Receivable from Exercise of Options	Total
	(In thousands)

Partners’ Capital - 1/1/05	$2,549	$603,409	$(535)	$605,423
Net income	492	71,830	—	72,322
Distributions	(512)	(76,128)	—	(76,640)
Net proceeds from issuance of Partnership units	—	156,101	—	156,101
Net change in receivable from exercise of options	—	—	48	48
Exercise of unit options	—	1,289	—	1,289

Partners’ Capital - 9/30/05	$2,529	$756,501	$(487)	$758,543

During the nine months ended September 30, 2005, Partnership net income equaled comprehensive income.  During the nine months ended September 30, 2004, Partnership net income was less than comprehensive income by $348,000 due to the settlement of a minimum pension liability.

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and nine month periods ended September 30:

	Three Months Ended September 30,
	2005			2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Net income	$24,734			$20,632

Basic earnings per Partnership Unit	24,734	38,158	$0.65	20,632	28,991	$0.71

Effect of dilutive securities - options	—	44	—	—	56	—

Diluted earnings per Partnership Unit	$24,734	38,202	$0.65	$20,632	29,047	$0.71

	Nine Months Ended September 30,
	2005			2004
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Net income	$72,322			$60,677

Basic earnings per Partnership Unit	72,322	36,749	$1.97	60,677	28,980	$2.09

Effect of dilutive securities - options	—	45	—	—	61	—

Diluted earnings per Partnership Unit	$72,322	36,794	$1.97	$60,677	29,041	$2.09

7.     CASH DISTRIBUTIONS

The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On October 27, 2005, the Partnership declared a cash distribution of $0.725 per unit payable on November 30, 2005 to Unitholders of record on November 7, 2005. The total cash distribution to Unitholders will amount to approximately $27,666,000.  As a result of the cash distribution, the Partnership will also pay to MainLine Sub an incentive compensation payment of approximately $5,522,000.

8.     RELATED PARTY ACCRUED TRANSACTIONS

Accrued and other current liabilities include $6,782,000 and $5,240,000 due to the General Partner, MainLine Sub and MainLine for direct and indirect costs related to the business activities of the Partnership and Operating Subsidiaries at September 30, 2005 and December 31, 2004, respectively.  Prepaid and other current assets included a receivable from Services Company of $765,000 at September 30, 2005.  Accrued and other current liabilities included $611,000 due to Services Company at December 31, 2004.

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

If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS 123, the Partnership’s net income and earnings per share would have been as indicated by the pro forma amounts below:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
		(in thousands, except per unit amounts)

Net income as reported		$24,734	$20,632	$72,322	$60,677
Stock-based employee compensation cost includedin net income		—	—	—	—
Stock-based employee compensation cost that would have been included in net income under the fair value method		(61)	(76)	(180)	(196)
Pro forma net income as if the fair value method had been applied to all awards		$24,673	$20,556	$72,142	$60,481

Basic earnings per unit	As reported	$0.65	$0.71	$1.97	$2.09
	Pro forma	$0.65	$0.71	$1.96	$2.09

Diluted earnings per unit	As reported	$0.65	$0.71	$1.97	$2.09
	Pro forma	$0.65	$0.71	$1.96	$2.08

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

In the three months ended September 30, 2005 and 2004, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$258	$225	$203	$141
Interest cost	264	243	689	479
Expected return on plan assets	(195)	(157)	—	—
Amortization of prior service benefit	(120)	(125)	(86)	(58)
Amortization of unrecognized losses	213	160	144	126
Net periodic benefit cost	$420	$346	$950	$688

In the nine months ended September 30, 2005 and 2004, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$718	$663	$612	$527
Interest cost	734	715	2,066	1,783
Expected return on plan assets	(543)	(462)	—	—
Amortization of prior service benefit	(334)	(369)	(259)	(215)
Amortization of unrecognized losses	591	473	431	468
Net periodic benefit cost	$1,166	$1,020	$2,850	$2,563

The Partnership previously disclosed in its financial statements for the year ended December 31, 2004 that a minimum funding contribution was not required to be made during 2005.  The Partnership contributed $1 million to the retirement income guaranty plan in September 2005.

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

On June 30, 2005, the Federal Energy Regulatory Commission (“FERC”) issued an Order on Accounting for Pipeline Assessment Costs (the “Order”) to address what has been diverse practice by FERC-regulated pipeline companies (including natural gas pipelines and refined petroleum product pipelines like the Partnership) and to enhance comparability of financial statements filed with the FERC.  The Order, which is effective prospectively commencing January 1, 2006, requires companies to record certain costs related to pipeline integrity programs as capital and other costs as operating expenses in financial reports filed with the FERC.  The Partnership has previously disclosed in its Form 10-K for the year ended December 31, 2004 that the Partnership’s practice is to capitalize integrity management expenditures when such expenditures improve or extend the life of the pipeline or related assets.  Other integrity management costs are expensed as incurred.  The Partnership follows this practice for both reports prepared under generally accepted accounting principles (“GAAP”) and periodic regulatory reports to FERC.  The Partnership is evaluating the impact of the recently issued FERC Order on its financial statements prepared in accordance with GAAP.  If the treatment required under the Order for FERC reporting purposes were to be adopted for GAAP reporting purposes, the Partnership would report an increase in operating expense and a reduction in maintenance capital expenditures in 2006 compared to the amounts that would be reported if the accounting specified under the Order were not adopted for GAAP reporting purposes.

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

On October 1, 2004, the Partnership expanded its operations in the upper Midwestern United States with the acquisition of five refined petroleum products pipelines with an aggregate mileage of approximately 900 miles and 24 refined products terminals with an aggregate storage capacity of 9.3 million barrels (the “Midwest Pipelines and Terminals”) from Shell Oil Products U.S. (“Shell”) for a purchase price of $517 million.  The acquisition of these assets added $20.6 million and $59.7 million of revenue for the three and nine months ended September 30, 2005, respectively.

On May 5, 2005, the Partnership acquired from affiliates of ExxonMobil Corporation (“ExxonMobil”) a refined petroleum products pipeline system with mileage of approximately 478 miles and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the Northeastern United States (the “Northeastern Pipelines and Terminals”) for a purchase price of approximately $175 million.  The acquisition of these assets added $4.9 million and $8.0 million of revenue for the three and nine months ended September 30, 2005.

During the three months ended September 30, 2005, the Partnership earned $24.7 million, or $0.65 per unit, compared to $20.6 million, or $0.71 per unit, for the three months ended September 30, 2004.  Net income included $0.5 million of one-time transition expenses related to the acquisition of the Northeastern Pipelines and Terminals and a minimal amount of one-time transition expenses related to the acquisition of the Midwest Pipelines and Terminals.

During the nine months ended September 30, 2005, the Partnership earned $72.3 million, or $1.97 per unit, compared to $60.7 million, or $2.09 per unit, for the nine months ended September 30, 2004.  Net income in 2005 included $1.1 million and $0.8 million of one-time transition expenses related to the acquisition of the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals, respectively.

Results of Operations

Third Quarter

Revenues for the quarters ended September 30, 2005 and 2004 were as follows:

	Revenues
	2005	2004
	(In thousands)

Pipeline transportation	$75,577	$60,743
Terminalling, storage and rentals	20,694	9,108
Contract operations	6,095	12,160
Total	$102,366	$82,011

Total revenues for the quarter ended September 30, 2005 were $102.4 million, $20.4 million or 24.9% greater than revenue of $82.0 million in 2004.  The refined petroleum product supply disruptions in the Gulf Coast did not have an impact on the Partnership’s third quarter financial results.

Revenue from pipeline transportation of petroleum products was $75.6 million for the third quarter of 2005 compared to $60.7 million for the third quarter of 2004. The net increase of $14.9 million in transportation revenue was primarily the result of:

•                  Wood River transportation revenue of $8.3 million (acquired on October 1, 2004);

•                  BPL Transportation revenue of $4.9 million (acquired on May 5, 2005);

•                  a 3.7% average tariff rate increase effective May 1, 2005 and a 2.8% average tariff rate increase effective May 1, 2004;

•                  a 4.0% increase, or $1.3 million, net of Wood River and BPL Transportation, in gasoline transportation revenue on a 1.9% decrease in gasoline volumes delivered;

•                  a 3.3% increase, or $0.4 million, net of Wood River and BPL Transportation, in jet fuel transportation revenue on a minimal decrease in jet fuel volumes delivered;

•                  a 13.4% increase, or $1.9 million, net of Wood River and BPL Transportation, in distillate transportation revenue on an 8.4% increase in distillate volumes delivered;

•                  a decrease in liquefied petroleum gas (“LPG”) transportation revenue of $0.4 million as a result of lower LPG volumes delivered; and

•                  a decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $1.4 million.

Product deliveries for each of the quarters ended September 30, 2005 and 2004, including Wood River and BPL Transportation product deliveries were as follows:

	Barrels per Day
	Three Months Ended September 30,
Product	2005	2004
Gasoline	750,700	596,800
Distillate	306,400	253,800
Jet Fuel	332,400	268,700
LPG’s	17,800	25,700
Other	4,200	6,000
Total	1,411,500	1,151,000

Terminalling, storage and rental revenues of $20.7 million for the three months ended September 30, 2005 increased by $11.6 million, from the comparable period in 2004. Of this increase, $9.7 million and $1.6 million were generated by the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals, respectively.  Rental and other revenues increased by $0.9 million in the third quarter of 2005.

The Partnership believes it is difficult to track incremental volume and revenues associated with its recently acquired Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals because these assets have been integrated with, and connected to, existing Partnership pipelines in both the Midwest and the Northeast.

Contract operations services generated revenues of $6.1 million for the three months ended September 30, 2005, a decrease of $6.1 million compared to the third quarter of 2004.  The decrease in revenue for the three months ended September 30, 2005 from the comparable period in 2004 resulted from a decrease of $4.7 million in pipeline construction contract revenue.  Contract operations revenue can vary significantly from quarter to quarter depending on the amount and timing of construction-related contracts obtained by the Partnership.  Additionally, contract operations decreased by $1.7 million in the third quarter in 2005 over the third quarter in 2004.

Costs and expenses for the three months ended September 30, 2005 and 2004 were as follows:

	Operating Expenses
	2005	2004
	(In thousands)

Payroll and payroll benefits	$18,747	$14,561
Depreciation and amortization	9,338	5,843
Operating power	7,424	6,034
Outside services	6,974	4,738
Property and other taxes	4,087	3,106
Construction management	1,900	5,845
All other	13,186	12,005
Total	$61,656	$52,132

Payroll and payroll benefits were $18.7 million in the third quarter of 2005, an increase of $4.2 million compared to the third quarter of 2004.  Of this increase, approximately $2.6 million and $0.8 million are related to employees added as a result of the Midwest Pipelines and Terminals acquisition and the Northeastern Pipelines and Terminals acquisition, respectively.  Increases in salaries and wages of $0.4 million resulted from higher wage rates, as well as a decrease in the amount of salaries and wages capitalized as part of maintenance and expansion capital projects of $0.5 million.

Depreciation and amortization expense was $9.3 million in the third quarter of 2005, an increase of $3.5 million from the third quarter of 2004.  Depreciation related to the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals was $2.5 million and $0.8 million, respectively.  The remaining increase of $0.2 million resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power costs were $7.4 million in the three months ended September 30, 2005, an increase of $1.4 million from the same period in 2004.  The Midwest Pipelines and Terminals added $1.0 million of expense for the third quarter of 2005.  The Northeastern Pipelines and Terminals increased operating power costs by $0.8 million.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $2.3 million from $4.7 million in the third quarter of 2004 to $7.0 million in the third quarter of 2005.  Outside services costs related to the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals were $1.9 million and $0.4 million, respectively.  Outside services costs consist principally of third-party contract services for maintenance materials.

Property and other taxes were $4.1 million in the third quarter of 2005, an increase of $1.0 million compared to the third quarter of 2004.  Property and other taxes related to the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals were $0.6 million and $0.3 million, respectively.  Of the remaining increase of $0.1 million, the Partnership experienced higher real property tax assessments in several states.

Construction management costs were $1.9 million in the third quarter of 2005, which is a decrease of $3.9 million from the third quarter of 2004.  The decrease is a result of a decrease in construction activity in the third quarter of 2005.

All other costs were $13.2 million in the three months ended September 30, 2005, an increase of $1.2 million compared to $12.0 million in the same period in 2004.  Other costs related to the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals added $2.5 million and $0.5 million, respectively. These increases were partially offset principally by a decrease in casualty losses of $1.1 million, excluding casualty losses related to Wood River and BPL Transportation.

Other income (expense) for the three months September 30, 2005 and 2004 was as follows:

	Other Income
	2005	2004
	(In thousands)

Investment income	$1,626	$1,500
Interest and debt expense	(11,256)	(6,408)
General Partner incentive compensation	(5,323)	(3,352)
Minority interests and other	(1,023)	(987)

Total	$(15,976)	$(9,247)

Interest expense was $11.3 million in the three months ended September 30, 2005, an increase of $4.9 million from $6.4 million in the three months ended September 30, 2004.  The Partnership incurred approximately $3.6 million in interest related to its 5.30% Notes due 2014 which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals.  In addition, the Partnership incurred approximately $1.6 million in interest related to its 5.125% Notes due 2017.  Interest expense was reduced by $0.6 million in the third quarter of 2004 as a result of an interest rate swap in effect until December 2004 (see “Liquidity and Capital Resources”).  These increases were partially offset by an increase in capitalized interest.

General Partner incentive compensation was $5.3 million in the third quarter of 2005, compared to $3.4 million in the third quarter of 2004, an increase of $1.9 million.  The increase is a result of the issuance of 5.5 million limited partnership units (“LP Units”) in October 2004, the issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP Units in May 2005 and an increase in the quarterly distribution rate to LP unitholders in the 2005 period compared to the 2004 period.

Nine Months

Revenues for the nine months ended September 30, 2005 and 2004 were as follows:

	Revenues
	2005	2004
	(In thousands)

Pipeline transportation	$214,769	$178,013
Terminalling, storage and rentals	62,388	23,426
Contract operations	23,014	22,873
Total	$300,171	$224,312

Total revenue for the nine months ended September 30, 2005 was $300.2 million, $75.9 million, or 33.8%, greater than revenue of $224.3 million for the same period of 2004.

Revenue from pipeline transportation was $214.8 million for the nine months ended September 30, 2005 compared to $178.0 million for the nine months ended September 30, 2004. The net increase of $36.8 million in transportation revenue was primarily the result of:

•                  Wood River transportation revenue of $23.3 million (acquired on October 1, 2004);

•                  BPL Transportation revenue of $7.9 million (acquired on May 5, 2005);

•                  a 3.7% average tariff rate increase effective May 1, 2005 and a 2.8% average tariff rate increase effective May 1, 2004;

•                  a 4.2% increase, or $3.9 million, net of Wood River and BPL Transportation, in gasoline transportation revenue on a 0.5% increase in gasoline volumes delivered;

•                  a 4.0% increase, or $1.2 million, net of Wood River and BPL Transportation, in jet fuel transportation revenue on a 2.0% increase in jet fuel volumes delivered. Deliveries to New York City (LaGuardia, JFK and Newark) airports increased by 3.7% but were partially offset by a 24.7% decline in deliveries to the Pittsburgh Airport due to US Airways’ schedule reductions;

•                  a 4.0% increase, or $1.9 million, net of Wood River and BPL Transportation, in distillate transportation revenue on a 1.7% increase in distillate volumes delivered;

•                  a decrease in LPG transportation revenue of $1.2 million as a result of lower LPG volumes delivered; and

•                  an increase in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $0.2 million.

Product deliveries for the nine months ended September 30, 2005 and 2004, including Wood River and BPL Transportation product deliveries were as follows:

	Barrels per Day
	Nine Months Ended September 30,
Product	2005	2004
Gasoline	717,200	573,200
Distillate	312,100	281,100
Jet Fuel	320,700	260,600
LPG’s	17,900	24,500
Other	5,600	5,100
Total	1,373,500	1,144,500

Terminalling, storage and rental revenues of $62.4 million for the nine months ended September 30, 2005 increased by $39.0 million from the comparable period in 2004. Of this increase, $33.7 million and $2.3 million were generated by the terminals acquired from Shell on October 1, 2004 and ExxonMobil on May 5, 2005, respectively.  Rental and other revenues, excluding Wood River and BPL Transportation, increased by $1.2 million in the first three quarters of 2005.  Revenues from a jet fuel supply arrangement increased by $2.4 million from the comparable period in 2004.  This increase was offset by a decrease in terminalling settlement revenue of $0.8 million, net of Wood River and BPL Transportation, which represents the settlement of overages and shortages on terminalling activity.

The Partnership believes it is difficult to track incremental volume and revenues associated with its recently acquired Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals because these assets have been integrated with, and connected to, existing Partnership pipelines in both the Midwest and the Northeast.

Contract operations services generated revenues of $23.0 million for the nine months ended September 30, 2005, which were virtually unchanged from the comparable period in 2004.

Costs and expenses for the nine month periods ended September 30, 2005 and 2004 were as follows:

	Costs and Expenses
	2005	2004
	(In thousands)

Payroll and payroll benefits	$55,570	$43,154
Depreciation and amortization	27,014	17,424
Operating power	19,461	17,214
Outside services	17,385	13,665
Property and other taxes	12,236	8,890
Construction management	7,496	7,736
All other	43,264	30,607
Total	$182,426	$138,690

Payroll and payroll benefits were $55.6 million for the nine months ended September 30, 2005 an increase of $12.4 million compared to the comparable period in 2004.  Of this increase, approximately $7.4 million and $1.3 million are related to employees added as a result of the acquisitions of the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals, respectively.  The Partnership expensed $0.6 million for severance pay.  Increases in salaries and wages of $1.2 million resulted from higher wage rates, as well as a decrease of $0.9 million in the amount of salaries and wages capitalized as a part of maintenance and expansion capital projects.  The Partnership experienced an increase in major medical costs which resulted in an increase in payroll benefits of $0.6 million.

Depreciation and amortization expense was $27.0 million for the period ended September 30, 2005, an increase of $9.6 million from the comparable period of 2004.  Depreciation related to the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals was $7.6 million and $1.4 million, respectively.  The remaining increase of $0.6 million resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power costs of $19.5 million in the first nine months of 2005 were $2.2 million higher than the same period in 2004. The Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals added $2.3 million and $0.9 million of expense, respectively, which were offset by a decrease of $0.7 million at a subsidiary of BPH related to the loss in the second quarter of 2004 of an operating contract that required substantial expenditures for operating power.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs were $17.4 million the first nine months of 2005, or $3.7 million greater than the same period in 2004. Outside services costs related to the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals were $4.5 million and $0.4 million, respectively.  Outside services, excluding the outside services costs generated by the Midwest Pipelines and Terminals and Northeastern Pipelines and Terminals, overall decreased by $1.1 million from the same period in 2004 due to timing of projects.

All other costs were $43.3 million, an increase of $12.6 million, in the first nine months of 2005 compared to the first nine months of 2004. Other costs related to the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals added $7.1 million and $0.8 million, respectively.

The Partnership accrued $0.8 million of income tax expense in the nine months ended September 30, 2005 for a subsidiary of BPH that elected to be treated as a corporation for Federal income tax purposes during the third quarter of 2004. Casualty losses, excluding casualty losses related to the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals, increased by $0.9 million during the nine months ended September 30, 2005. The Partnership experienced an increase of $2.4 million of costs related to the jet fuel supply arrangement over the comparable period in 2004.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the nine month periods ended September 30, 2005 and 2004 was as follows:

	Other Income (Expenses)
	2005	2004
	(In thousands)

Investment income	$4,354	$4,741
Interest and debt expense	(32,213)	(17,291)
General Partner incentive compensation	(14,658)	(9,761)
Minority interests and other	(2,906)	(2,634)

Total	$(45,423)	$(24,945)

Investment income for the nine months ended September 30, 2005 was $4.4 million, which is a decrease of $0.4 million from the comparable period in 2004.  The decrease is a result of lower investment income earned from the Partnership’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest expense was $32.2 million in the nine months ended September 30, 2005, an increase of $14.9 million from $17.3 million in the nine months ended September 30, 2004.  The Partnership incurred approximately $10.9 million in interest related to its 5.30% Notes due 2014 which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals.  The Partnership incurred approximately $1.6 million in interest related to the 5.125% Notes due 2017, which were issued in June 2005 in connection with the acquisition of the Northeastern Pipelines and Terminals.  Interest expense was reduced by $2.2 million in the first nine months of 2004 as a result of the interest rate swap in effect until December 2004.

General Partner incentive compensation was $14.7 million in the first nine months of 2005, compared to $9.8 million for the same period in 2004, an increase of $4.9 million.  The increase is a result of the issuance of 5.5 million LP Units in October 2004, the issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP Units in May 2005 and an increase in the quarterly distribution rate to LP unitholders in the 2005 period compared to the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at September 30, 2005 and December 31, 2004 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	9/30/05	12/31/04
Current ratio (1)	1.5 to 1	1.5 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	1.0 to 1	0.8 to 1
Working capital - in thousands (2)	$28,224	$27,435
Ratio of total debt to total capital (3)	.53 to 1	.57 to 1
Book value (per Unit) (4)	$19.88	$17.53

(1)          current assets divided by current liabilities

(2)          current assets minus current liabilities

(3)          long-term debt divided by long-term debt plus total partners’ capital

(4)          total partners’ capital divided by Units outstanding at the end of the period.

During the first nine months of 2005 and 2004, the Partnership’s principal sources of liquidity were cash from operations, borrowings under its revolving credit facility and, in 2005, the proceeds from the issuance of 1.1 million LP units in February 2005, the issuance of 2.5 million LP units in May 2005 and the issuance of $125 million aggregate amount of the Partnership’s 5.125% Notes in June 2005.  In the first nine months of 2005, the Partnership’s principal uses of cash were the acquisition of the Northeastern Pipelines and Terminals, the repayment of debt, capital expenditures and distributions to Unitholders.  In the first nine months of 2004, the Partnership’s principal uses of cash were capital expenditures and distributions to Unitholders.

At September 30, 2005, the Partnership had $850 million aggregate face amount of long-term debt, which consisted of $300 million of the Partnership’s 4 5/8% Notes due 2013 (the “4 5/8% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6 3/4% Notes due 2033 (the “6 3/4% Notes”) and $125 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”).

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  No amounts were outstanding under the Credit Facility at September 30, 2005.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for our senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which our Funded Debt Ratio (described below) exceeds 5.25 to 1.0.

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

The Credit Facility requires that the Partnership and its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio.”  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership (including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters.  As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for certain increases in connection with future acquisitions.  At September 30, 2005 the Partnership’s Funded Debt Ratio was 4.25 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of September 30, 2005, the Partnership’s Fixed Charge Coverage Ratio was 3.01 to 1.00.

At September 30, 2005, the Partnership was in compliance with all of its covenants under the Credit Facility.

During the first nine months of 2004, the Partnership was a party to an interest rate swap agreement with a financial institution in order to hedge a portion of the fair value risk associated with the 4 5/8% Notes.  The notional amount of the interest rate swap agreement was $100 million.  The interest rate swap agreement was terminated on December 8, 2004 and the Partnership received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $0.6 million and $2.2 million during the three and nine months ended September 30, 2004, respectively, related to the interest rate swap.  The Partnership had no derivative instruments outstanding at September 30, 2005.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2005 and 2004 are as follows:

	Cash Flows from Operations
	2005	2004
	(In thousands)

Net income	$72,322	$60,677
Depreciation and amortization	27,014	17,424
Amortization of debt discount and swap settlement	28	140
Minority interests	2,906	2,746
Changes in current assets and liabilities	626	(15,519)
Changes in other assets and liabilities	(587)	(2,552)

Total	$102,309	$62,916

Cash flows from operations were $102.3 million for the first nine months of 2005, an increase of $39.4 million over the first nine months of 2004.  Net income was $72.3 million for the third quarter of 2005 and $60.7 million for the third quarter of 2004, an increase of $11.6 million.  Depreciation and amortization was $27.0 million for 2005 compared to $17.4 million during the same period in 2004.  The increase principally resulted from depreciation and amortization on the Midwest Pipelines and Terminals and the Northeastern Pipelines and Terminals acquired on October 1, 2004 and May 5, 2005, respectively.  Cash provided by working capital was $0.6 million compared to cash used by working capital of $15.5 million in 2004.

In the first nine months of 2005, cash provided by working capital resulted principally from reductions in construction and pipeline relocation receivables of $1.7 million and prepaid and other current assets of $6.2 million, which were offset by a decrease in accounts payable of $6.0 million and accrued and other current liabilities of $1.0 million, respectively.  The reduction in construction and pipeline relocation receivables resulted from the timing of construction projects at year-end 2004 compared to the third quarter of 2005.  The reduction in prepaid and other current assets resulted principally from the collection of insurance receivables and amortization of prepaid insurance in the first nine months of 2005.  The decrease in accounts payable resulted principally from the timing of invoice payments at year-end 2004.  A reduction in accrued and other current liabilities resulted from a decline in interest payable.

In the first nine months of 2004, cash used for working capital resulted principally from an increase in construction and pipeline relocation receivables of $8.3 million, trade receivables of $1.4 million, and prepaid and other current assets of $1.9 million, and a reduction in accrued and other current liabilities of $4.2 million.  An increase in construction and pipeline relocations receivables resulted from a large construction contract which was completed in December 2004.  The increase in trade receivables resulted from timing of collections of pipeline transportation receivables.  The increase in prepaid and other current assets resulted from an increase in insurance receivables related to certain environmental claims.  A decrease in accrued and other current liabilities resulted from a decrease in interest payable.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 are as follows:

	Investing Activities
	For the Nine Months Ended September 30,
	2005	2004
	(in thousands)

Capital expenditures	$(51,906)	$(42,405)
Investments and acquisitions	(178,854)	(27,926)
Other	61	3,863
Total	$(230,699)	$(66,468)

Cash used in investing activities totaled $230.7 million in the first nine months of 2005 compared to $66.5 million in the first nine months of 2004, substantially all of which represented capital expenditures.  In May of 2005, the Partnership purchased the remaining 25% interest in WesPac Pipelines – Reno LLC, an indirect subsidiary of BPH, from Kealine Partners for $2.5 million.  On May 5, 2005, the Partnership expended $176.3 million to purchase the Northeastern Pipelines and Terminals, which included a $175 million purchase price and $1.3 million of direct costs of the acquisition.

In the nine months ended September 30, 2004, the Partnership expended $27.9 million in connection with the acquisition of the Midwest Pipelines and Terminals, of which $26.5 million represented an earnest money deposit paid on June 30, 2004.  The Partnership realized net proceeds from the disposal of property, plant, and equipment of $3.9 million in the first nine months of 2004, principally related to the disposition of the Partnership’s remaining 50% interest in a 246 mile jointly-owned pipeline located in Indiana and Ohio.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Nine Months Ended September 30,
	2005	2004
	(in thousands)

Sustaining capital expenditures:
Operating infrastructure	$3,801	$5,507
Pipeline and tank integrity	5,932	16,010
Total sustaining	9,733	21,517
Expansion and cost reduction	42,173	20,888
Total	$51,906	$42,405

The Partnership incurred $9.7 million of sustaining capital expenditures and $42.2 million of expansion and cost reduction expenditures in the first nine months of 2005.  Expansion projects in 2005 include a capacity expansion project related to the Laurel pipeline across Pennsylvania, and the construction of an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport.  The Memphis International Airport project is being implemented by WesPac Pipelines – Memphis LLC, a 75%-owned subsidiary of the Partnership.

In the nine months ended September 30, 2004, $21.5 million represented sustaining capital expenditures and $20.9 million represented expansion and cost reduction projects. Expansion and cost reduction projects in 2004 included the Laurel pipeline capacity expansion project and the pipeline and terminals serving the Memphis International Airport.

The Partnership estimates sustaining capital expenditures will be approximately $25 million for all of 2005.

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

On May 17, 2005, the Partnership issued 2.5 million LP Units in an underwritten public offering at $45.20 per LP Unit.  Proceeds from the offering, after underwriters’ discount of $1.80 per LP Unit and offering expenses, were approximately $108.4 million.  Proceeds from the offering were used in part to repay $108 million that was outstanding under the Credit Facility, which was repaid on May 17, 2005.

On June 30, 2005, the Partnership sold $125 million aggregate principal of its 5.125% Notes due July 1, 2017 in an underwritten public offering.  Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.5 million.  Proceeds from the offering were used in part to repay $122.0 million that was outstanding under the Credit Facility, which was repaid on June 30, 2005.

During the first nine months of 2005, the Partnership borrowed $200 million under its Credit Facility and repaid $273 million out of the proceeds of the LP Unit and debt offerings.  During the same period in 2004, the Partnership borrowed $77 million under its Credit Facility and repaid $17 million.

Distributions to Unitholders were $76.6 million in the first nine months of 2005 compared to $56.9 million in 2004.  The increase resulted principally from additional LP Units outstanding as a result of the Partnership’s issuance of 5.5 million LP Units in October 2004, the issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP units in May 2005 and an increase in the distribution rate in the first nine months of 2005 compared to the comparable period in 2004.

OTHER MATTERS

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

On June 30, 2005, the Federal Energy Regulatory Commission (“FERC”) issued an Order on Accounting for Pipeline Assessment Costs (the “Order”) to address what has been diverse practice by FERC-regulated pipeline companies (including natural gas pipelines and refined petroleum product pipelines like the Partnership) and to enhance comparability of financial statements filed with the FERC.  The Order, which is effective prospectively commencing January 1, 2006, requires companies to record certain costs related to pipeline integrity programs as capital and other costs as operating expenses in financial reports filed with the FERC.  The Partnership has previously disclosed in its Form 10-K for the year ended December 31, 2004 that the Partnership’s practice is to capitalize integrity management expenditures when such expenditures improve or extend the life of the pipeline or related assets.  Other integrity management costs are expensed as incurred.  The Partnership follows this practice for both reports prepared under generally accepted accounting principles (“GAAP”) and periodic regulatory reports to FERC.  The Partnership is evaluating the impact of the recently issued FERC Order on its financial statements prepared in accordance with GAAP.  If the treatment required under the Order for FERC reporting purposes were to be adopted for GAAP reporting purposes, the Partnership would report an increase in operating expense and a reduction in maintenance capital expenditures in 2006 compared to the amounts that would be reported if the accounting specified under the Order were not adopted for GAAP reporting purposes.

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

At September 30, 2005, the Partnership had total fixed debt obligations at face value of $850 million, consisting of $275 million of the 5.30% Notes, $300 million of the 4 5/8% Notes, $150 million of the 6 3/4% Notes and $125 million of the 5.125% Notes.  The fair value of these obligations at September 30, 2005 was approximately $847 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $74 million. The Partnership did not have a variable debt obligation since no balances were outstanding under the Credit Facility at September 30, 2005.

At September 30, 2005, the Partnership had no derivative instruments outstanding with respect to its debt obligations or any instruments which would be considered other than trading instruments.

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

(b)   Change in Internal Control over Financial Reporting

During the quarter ended September 30, 2005, the Partnership completed the implementation of a new billing system with respect to its terminal operations, which, although not in response to any deficiency or weakness in the Partnership’s prior terminal billing system, has materially improved our internal control over financial reporting.  Internal controls related to this system were reviewed in conjunction with our evaluation of the effectiveness of our disclosure controls and procedures discussed above.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: November 4, 2005	By:	ROBERT B. WALLACE

Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)