Form 10-K/A
period 2004-12-31
BUCKEYE PARTNERS L P
filed 2006-02-21
CIK 805022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

At June 30, 2004, the aggregate market value of the registrant’s LP Units held by non-affiliates was $1.06 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

LP Units outstanding as of February 22, 2005: 35,384,546

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”) of Buckeye Partners, L.P. is being filed solely to amend Item 15: Exhibits and Financial Statement Schedules, previously filed with the Annual Report, to comply with the requirements of Item 503(d) of Regulation S-K requiring the filing of Exhibit 12.1, relating to the ratio of earnings to fixed charges.

Except as described above, this Form 10-K/A does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to March 14, 2005 (the date of the original filing of the Annual Report). For a discussion of subsequent events and developments that may be material to investors, please refer to our filings with the Securities and Exchange Commission subsequent to March 14, 2005.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)(1)                       The following documents are filed as a part of this Report:

(1) and (2) Financial Statements and Financial Statement Schedule are included as a part of the original Annual Report in Item 8 beginning on page 33.

(3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Form 10-K/A. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number (Referenced to Item 601 of Regulation S-K)
2.1	—	Revised and Restated Purchase and Sale Agreement, dated October 1, 2004, among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US and the Partnership. (11) (Exhibit 2.1) …

3.1	—	Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 15, 2004. (3) (Exhibit 3.1) …

3.2	—	Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of February 4, 1998. (4) (Exhibit 3.2) …

3.3	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of April 26, 2002. (1) (Exhibit 3.2) …

3.4	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of June 1, 2004, effective as of June 3, 2004. (2) (Exhibit 3.3) …

3.5	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of December 15, 2004. …

4.2	—	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (5) (Exhibit 4.1) …

4.3	—	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (5) (Exhibit 4.2) …

4.4	—	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (5) (Exhibit 4.3) …

4.5	—	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (12) (Exhibit 4.1) …

10.1	—	Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., dated as of December 15, 2004. (3) (Exhibit 10.5) (6) …

10.2	—	Amended and Restated Management Agreement, dated as of December 15, 2004, between the General Partner and Buckeye. (3) (Exhibit 10.6) (7) …

10.3	—	Limited Liability Company Agreement of Wood River Pipe Lines LLC, dated as of September 27, 2004. …

10.4	—	Services Agreement, dated as of December 15, 2004, among the Partnership, the Operating Subsidiaries and Services Company. (3) (Exhibit 10.3) …

10.5	—	Third Amended and Restated Exchange Agreement, dated as of December 15, 2004, among MainLine Sub, the Partnership, the Operating Partnerships, and the General Partner (3) (Exhibit 10.4) …

10.6	—	Acknowledgement and Agreement, dated as of May 6, 2002, between the Partnership and Glenmoor, Ltd. (1) (Exhibit 10.5) …

10.7	—

Description of Severance Arrangements for Stephen C. Muther contained in the Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004, by and among Stephen C. Muther and Glenmoor LLC. (15) (Exhibit 10.2) …

10.8	—	Contribution, Assignment and Assumption Agreement, dated as of December 31, 1998, between Buckeye Management Company and Buckeye Pipe Line Company. (9) (Exhibit 10.14) …

10.9	—	Contribution, Assignment and Assumption Agreement, dated as of December 15, 2004, between the Prior General Partner and the General Partner. (3) (Exhibit 10.1) …

10.10	—	Director Recognition Program of the General Partner. (9) (Exhibit 10.15) (10) …

10.11	—	Amended and Restated Management Agreement, dated as of December 15, 2004, among the General Partner and MainLine Sub. (3) (Exhibit 10.9) …

10.12	—	Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership, dated as of April 24, 2002. (1) (Exhibit 10.11) (10) …

10.13	—	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company dated as of April 24, 2002. (1) (Exhibit 10.12) (10) …

10.14	—	Fourth Amended and Restated Incentive Compensation Agreement, dated December 15, 2004, between the Partnership and MainLine Sub. (3) (Exhibit 10.2) …

10.15	—	Credit Agreement, dated as of August 6, 2004, among the Partnership, SunTrust Bank and the other signatories thereto. (11) (Exhibit 10.2) …

10.16	—	First Amendment to Credit Agreement, dated as of December 15, 2004, among the Partnership, SunTrust Bank and the other signatories thereto. …

10.17	—	Credit Agreement, dated as of September 3, 2003, among the Partnership, SunTrust Bank and the other signatories thereto. (13) (Exhibit 10.2) …

10.18	—

Master Agreement and Schedule to Master Agreement, dated as of October 24, 2003, between UBS AG and Buckeye Partners, L.P. related to the $100 million notional amount interest rate swap agreement. (14) (Exhibit 10.18) …

10.19	—	Bridge Loan Agreement, dated October 1, 2004, among the Partnership, SunTrust Bank, as administrative agent and lender, and Wachovia Bank, National Association, as a lender. (11) (Exhibit 10.1) …

12.1	—	Computation of Ratio of Earnings to Fixed Charges for Buckeye Partners, L.P.*

21.1	—	List of subsidiaries of the Partnership. …

23.1	—	Consent of Deloitte & Touche LLP. …

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.*

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. …

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. …

* filed herewith

… previously filed with Annual Report

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

(4)    Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1997.

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

(8)    Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1999.

(9)    Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31,1998.

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

(14)  Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2003.

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

BUCKEYE PARTNERS, L.P.
(Registrant)
	By:	Buckeye GP LLC, as General Partner

Dated: February 21, 2006	By:	WILLIAM H. SHEA, JR.
William H. Shea, Jr.
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 21, 2006	By:	BRIAN F. BILLINGS
Brian F. Billings
Director

Dated: February 21, 2006	By:	MICHAEL B. HOFFMAN
Michael B. Hoffman
Director

Dated: February 21, 2006	By:	EDWARD F. KOSNIK
Edward F. Kosnik
Director

Dated: February 21, 2006	By:	JOSEPH A. LASALA, JR.
Joseph A. LaSala, Jr.
Director

Dated: February 21, 2006	By:	DAVID M. LEUSCHEN
David M. Leuschen
Director

Dated: February 21, 2006	By:	JONATHAN O’HERRON
Jonathan O’Herron
Director

Dated: February 21, 2006	By:	WILLIAM H. SHEA, JR.
William H. Shea, Jr.
Director

Dated: February 21, 2006	By:	FRANK S. SOWINSKI
Frank S. Sowinski
Director

Dated: February 21, 2006	By:	ROBERT B. WALLACE
Robert B. Wallace
(Principal Financial Officer and Principal Accounting Officer)

Dated: February 21, 2006	By:	ANDREW W. WARD
Director