Form 10-K
period 2005-12-31
BUCKEYE PARTNERS L P
filed 2006-02-27
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

At June 30, 2005, the aggregate market value of the registrant’s LP Units held by non-affiliates was $1.6 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

LP Units outstanding as of February 22, 2006: 37,926,446

PART I

Item 1.   Business

Introduction

Buckeye Partners, L.P. (the “Partnership”) is a master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is principally engaged in the transportation, terminalling and storage of refined petroleum products for major integrated oil companies, large refined products marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies and performs pipeline construction activities, generally for these same customers. Buckeye GP LLC, a Delaware limited liability company, is the general partner of the Partnership (the “General Partner”).

The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,000 miles of pipeline, serving 15 states, and operates another approximately 2,100 miles of pipeline under agreements with major oil and chemical companies. The Partnership also owns and operates 43 active refined petroleum products terminals with aggregate storage capacity of approximately 16.6 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

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

The Partnership currently conducts all of its operations through seven operating subsidiaries, which are referred to as the “Operating Subsidiaries”:

•       Buckeye Pipe Line Company, L.P. (“Buckeye”), which owns a 2,643-mile interstate common carrier refined petroleum products pipeline system serving major population centers in eight states. It is the primary turbine fuel provider to John F. Kennedy International Airport (“JFK”), LaGuardia Airport, Newark International Airport and certain other airports within its service territory.

•       Laurel Pipe Line Company, L.P. (“Laurel”), which owns a 345-mile intrastate common carrier refined products pipeline connecting five Philadelphia area refineries to 10 delivery points across Pennsylvania.

•       Wood River Pipe Lines LLC (“Wood River”), which owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in Illinois, Indiana, Missouri and Ohio. The Partnership acquired the majority of these pipelines from Shell Oil Products, U.S. (“Shell”) on October 1, 2004.

•       Buckeye Pipe Line Transportation LLC (“BPL Transportation”), which owns a refined petroleum products pipeline system with aggregate mileage of approximately 478 miles located in New Jersey, New York, and Pennsylvania.

•       Everglades Pipe Line Company, L.P. (“Everglades”), which owns a 37-mile intrastate common carrier refined petroleum products pipeline connecting Port Everglades, Florida to Ft. Lauderdale-

Hollywood International Airport and Miami International Airport. It is the primary turbine fuel provider to Miami International Airport.

•       Buckeye NGL Pipe Lines LLC (“Buckeye NGL”), which owns an approximate 350-mile natural gas liquids pipeline, acquired in January 2006, extending generally from the Wattenberg, Colorado area to Bushton, Kansas.

•       Buckeye Pipe Line Holdings, L.P. (“BPH”), which, through its subsidiary Buckeye Terminals, LLC (“Buckeye Terminals”), owns (or in certain instances leases from other Operating Subsidiaries) and operates 43 refined petroleum products terminals with aggregate storage capacity of approximately 16.6 million barrels. BPH also owns interests in 535 miles of pipelines in the Midwest, Southwest and West Coast. BPH operates, through its subsidiary Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), pipelines in the Gulf Coast region for third parties. BPH also holds minority stock interests in two midwest products pipelines and a natural gas liquids pipeline system.

The Partnership operates its business through three segments: Pipeline Operations, Terminalling and Storage and Other Operations.

Significant Partnership Events in 2005

Acquisition of Northeast Pipelines and Terminals

On May 4, 2005, the Partnership acquired from affiliates of ExxonMobil Corporation (“ExxonMobil”) a refined petroleum products pipeline system comprising approximately 478 miles of pipelines and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States (the “Northeast Pipelines and Terminals”) for a purchase price of $175 million. BPL Transportation acquired the pipeline system, and Buckeye Terminals acquired the four petroleum products terminals.

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

The acquisition of these pipelines and terminals from ExxonMobil significantly expanded the Partnership’s presence in its core northeastern United States market area. The pipelines deliver refined petroleum products from a Valero refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania, and New York. At December 31, 2005, the Partnership was in the process of constructing a connection from one of the acquired pipelines to the Partnership’s Macungie, Pennsylvania tank farm. This connection will permit refined products originating at the Valero refinery to move into upstate New York on the Partnership’s Buckeye pipeline system and to move west across Pennsylvania on the Partnership’s Laurel pipeline system. At December 31, 2005, the acquired pipelines and terminals had been substantially integrated into the Partnership’s overall pipeline and terminal infrastructure.

The following chart depicts the Partnership’s ownership structure as of February 22, 2006.*

Ownership of Buckeye Partners, L.P.

(*)          Ownership percentages in chart are approximate.

(**)   Formed in connection with NGL Pipeline acquired in January 2006.

Business Activities

The following discussion describes the business activities of the Partnership’s operating segments. Detailed information regarding revenues, operating income and total assets of each segment can be found in Note 21 to the Partnership’s consolidated financial statements included elsewhere in this report.

Pipeline Operations

The Partnership owns and operates refined petroleum products pipelines which receive petroleum products from refineries, connecting pipelines and bulk and marine terminals, and transports those products to other locations. In 2005, refined petroleum products transportation accounted for approximately 75% of the Partnership’s consolidated revenues.

The Partnership transported an average of approximately 1,385,400 barrels per day of refined products in 2005. The following table shows the volume and percentage of refined petroleum products transported over the last three years.

Volume and Percentage of Refined Petroleum Products Transported(1)

(Volume in thousands of barrels per day)

	Year ended December 31,
	2005		2004		2003
	Volume	Percent	Volume	Percent	Volume	Percent
Gasoline	721.2	52.0%	609.0	50.7%	578.8	50.9%
Jet Fuels	323.6	23.4	273.1	22.8	248.5	21.9
Middle Distillates(2)	319.6	23.1	293.0	24.4	285.4	25.1
Other Products	21.0	1.5	25.5	2.1	23.7	2.1
Total	1,385.4	100.0%	1,200.6	100.0%	1,136.4	100.0%

(1)          Excludes local product transfers.

(2)          Includes diesel fuel, heating oil, kerosene and other middle distillates.

The Partnership provides pipeline transportation service in the following states: California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.

Pennsylvania—New York—New Jersey

Buckeye serves major population centers in Pennsylvania, New York and New Jersey through 928 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from approximately 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania. From Macungie, the pipeline continues west through a connection with the Laurel pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York). Buckeye leases capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark International Airport and through two additional lines to JFK and LaGuardia airports and to commercial refined products terminals at Long Island City and Inwood, New York. These pipelines supply JFK, LaGuardia and Newark International Airports with substantially all of each airport’s turbine fuel requirements.

In addition, BPL Transportation’s pipeline system acquired from ExxonMobil in May 2005 delivers refined products from the Valero refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania, and New York. A portion of the pipeline system extends from Paulsboro, New Jersey to deliver products to Malvern, Pennsylvania. From Malvern, a pipeline segment delivers product to locations in upstate New York, while another segment delivers refined products to central Pennsylvania. Two shorter pipeline segments connect the Valero refinery to the Colonial pipeline system and the Philadelphia International Airport, respectively.

The Laurel pipeline system transports refined petroleum products through a 345-mile pipeline extending westward from five refineries and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania.

Illinois—Indiana—Michigan—Missouri—Ohio

Buckeye and Norco Pipe Line Company, LLC (“Norco”), a subsidiary of BPH, transport refined petroleum products through 2,025 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan. Refined petroleum products are received at a refinery and other pipeline connection points near Toledo, Lima, Detroit and East Chicago, Illinois. Major market areas served include Peoria, Illinois; Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio and Pittsburgh, Pennsylvania.

Wood River owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in the midwestern United States. Refined petroleum products are received at the ConocoPhillips Wood River refinery in Illinois and transported to the Chicago area, to a terminal in the St. Louis, Missouri area and to the Lambert-St. Louis Airport, to receiving points across Illinois and Indiana and to Buckeye’s pipeline in Lima, Ohio. At the Partnership’s tank farm located in Hartford, Illinois, one of Wood River’s pipelines also receives refined petroleum products from the Explorer pipeline, which are transported to the Partnership’s 1.3 million barrel terminal located on the Ohio River in Mt. Vernon, Indiana.  Wood River also owns an approximately 26-mile pipeline that extends from Marathon’s Wood River Station in Southern Illinois to a third party terminal in the East St. Louis, Missouri area.

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

WesPac Pipelines—Reno LLC (“WesPac Reno”) owns a 3.0 mile pipeline serving the Reno/Tahoe International Airport. WesPac Pipelines—San Diego LLC (“WesPac San Diego”) owns a 4.3 mile pipeline serving the San Diego International Airport. WesPac Pipelines—Memphis LLC (“WesPac Memphis”) has constructed and operates an 11-mile pipeline and related terminal facilities to serve Memphis International Airport. Each of the WesPac entities originally was a joint venture between BPH and Kealine Partners. In May 2005, BPH purchased the membership interest in WesPac Reno owned by Kealine Partners for approximately $2.5 million. Thus, at December 31, 2005, BPH owns 100% of WesPac Reno. BPH has a 75% ownership interest in WesPac Memphis and a 50% ownership interest in WesPac San Diego. Kealine Partners owns the remaining interest in these two joint ventures. As of December 31, 2005, the Partnership had provided $40.3 million in intercompany debt financing to these WesPac entities.

Terminalling and Storage

Through BPH and its subsidiary, Buckeye Terminals, the Partnership’s Terminalling and Storage segment owns and operates 43 terminals located in Illinois, Indiana, Massachusetts, Michigan, Missouri,

New York, Ohio and Pennsylvania that provide bulk storage and throughput services and have the capacity to store an aggregate of approximately 16.6 million barrels of refined petroleum products. In addition, Buckeye Terminals owns five currently idled terminals with an aggregate storage capacity of approximately 924,000 barrels. Together, the Partnership’s terminalling and storage activities provided approximately 17% of total revenue in 2005.

The Partnership’s refined products terminals receive refined products from pipelines and distribute them to third parties, who in turn deliver them to end-users and retail outlets. The Partnership’s refined products terminals play a key role in moving refined products to the end-user market by providing storage and inventory management, distribution, blending to achieve specified grades of gasoline, and other ancillary services that include the injection of ethanol and other additives. Typically, the Partnership’s terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day. This automated system provides for control of allocations, credit and carrier certification.

The Partnership’s refined products terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for receiving refined products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, the Partnership’s revenues are generated by charging customers fees for blending and injecting additives, and, in certain instances, leasing terminal capacity to customers on either a short-term or long-term basis. Of the Partnership’s 43 refined products terminals, 30 are connected to the Partnership’s pipelines, and 13 are not connected to the Partnership’s pipelines.

In December 2005, Buckeye Terminals acquired a refined products terminal located in Taylor, Michigan from affiliates of Atlas Oil Company. The terminal has aggregate storage capacity of approximately 260,000 barrels, as well as rail offloading capabilities used to offload ethanol for blending with gasoline at the terminal.

The table below sets forth the total average daily throughput for the refined products terminals in each of the years presented:

	Year Ended December 31,
	2005	2004	2003
Refined products throughput (barrels per day)	419,200	160,900	73,000

The following table outlines the number of terminals and storage capacity in barrels by state:

State	Number of Terminals	Storage Capacity
		(In thousands)
Illinois	5	1,574
Indiana	8	6,441
Massachusetts	1	106
Michigan	5	1,162
Missouri	2	345
New York	9	2,067
Ohio	9	3,501
Pennsylvania	4	1,372
Total	43	16,568

Other Operations

The business of the Partnership’s Other Operations segment consists primarily of pipeline operation and maintenance services and pipeline construction services for third parties pursuant to contractual arrangements. BGC is a contract operator of pipelines owned in Texas by major petrochemical companies. BGC currently has 11 operations and maintenance contracts in place. In addition, BGC owns a 23-mile pipeline located in Texas and leases a portion of the pipeline to a third-party chemical company. Subsidiaries of BGC also own an approximate 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas. Volumes of crude butadiene transported on this pipeline, known as the Sabina pipeline, are supported by a long-term throughput agreement with Sabina Petrochemicals, LLC. BGC also provides engineering and construction management services to major chemical companies in the Gulf Coast area.

Other Investments

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

BPH also owns a 20% equity interest in West Texas LPG Pipeline Limited Partnership (“WTP”). WTP owns and operates a pipeline system that delivers natural gas liquids to Mont Belvieu, Texas for fractionation. The natural gas liquids are delivered to the WTP pipeline system from the Rocky Mountain region via connecting pipelines and from gathering fields located in West and Central Texas. The majority owners and the operators of WTP are affiliates of ChevronTexaco, Inc.

BPH also owns a 40% equity interest in Muskegon Pipeline LLC (“Muskegon”). The majority owner of Muskegon is Marathon Pipe Line LLC. Muskegon owns an approximately 170-mile pipeline that delivers petroleum products from Griffith, Indiana to Muskegon, Michigan. The pipeline is operated by Marathon Pipe Line LLC.

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

The consolidated Partnership customer base was approximately 160 customers in 2005. Affiliates of Shell contributed 13% of consolidated Partnership revenue in 2005. This revenue was generated in the Pipeline Operations and Terminalling and Storage segments. Approximately, 6% of consolidated revenue generated by Shell was in the Pipeline Operations segment and the remaining 7% of consolidated revenue was generated in the Terminalling and Storage segment. The 20 largest customers accounted for 63% of consolidated Partnership revenue in 2005. For the years ended December 31, 2004 and 2003, no customer contributed more than 10% of consolidated revenue.

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

The Operating Subsidiaries compete with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and locations on the Ohio River such as Mt. Vernon, Indiana and Cincinnati, Ohio, and locations on the Mississippi River such as St. Louis.

Trucks competitively deliver refined products in a number of areas served by the Operating Subsidiaries. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for certain volumes in many areas served by the Operating Subsidiaries. The availability of truck transportation places a significant competitive constraint on the ability of the Operating Subsidiaries to increase their tariff rates.

Privately arranged exchanges of refined products between marketers in different locations are another form of competition. Generally, such exchanges reduce both parties’ costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Partnership’s business is largely driven by the consumption of fuel in its delivery areas and the Operating Subsidiaries’ pipelines have numerous source points, the General Partner does not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Partnership. Certain of the pipelines which were acquired from Shell on October 1, 2004, the “Midwest Pipelines and Terminals,” emanate from a refinery owned by ConocoPhillips and are located in the vicinity of Wood River, Illinois. While these pipelines are, in part, supplied by connecting pipelines, a temporary or permanent closure of the ConocoPhillips Wood River refinery could have a negative impact on volumes delivered through these pipelines. In addition, Marathon Oil Company recently completed a significant expansion of its refinery located in the Detroit, Michigan area. The General Partner is unable to determine whether the expansion of this Marathon refinery will have an impact on the Partnership’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information—Competition and Other Business Conditions.”

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

Many of the general competitive factors discussed above such as demand for refined petroleum products and competitive threats from methods of transportation of refined products to end users other than pipelines, also impact the Partnership’s terminal operations. In addition, the Partnership’s terminals generally are in competition with other terminals in the same geographic market for terminal throughput business. Many competitive terminals are owned by major integrated oil companies. These major oil companies may have the opportunity for product exchanges which are not available to the Partnership’s terminals. In addition, the Partnership’s terminal throughput fees are not regulated. Terminal throughput fees are subject to price competition from competitive terminals and alternate modes of transporting refined petroleum products to end users such as retail gas stations.

Other independent pipeline companies, engineering firms and major integrated oil companies and petrochemical companies compete with BGC to operate and maintain pipelines. In addition, in many instances,  it is more cost-effective for petrochemical companies to operate and maintain their own pipelines than to enter into agreements for BGC to operate and maintain such pipelines. Numerous engineering and construction firms compete with BGC for pipeline construction business.

Employees

Neither the Partnership nor any of the Operating Subsidiaries has any employees. The Operating Subsidiaries are managed and operated by employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation (“Services Company”) which is reimbursed by the Operating Subsidiaries pursuant to a services agreement for the cost of providing employee services. At December 31, 2005, Services Company had a total of 801 full-time employees, 174 of whom were represented by two labor unions. The Operating Subsidiaries (and their predecessors) have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

The Partnership incurs capital expenditures in order to maintain and enhance the safety and integrity of its pipelines and terminals and related assets, to expand the reach or capacity of its pipelines and terminals, to improve the efficiency of its operations or to pursue new business opportunities. See “Pipeline and Terminal Maintenance and Safety Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

During 2005, the Partnership incurred approximately $77.8 million of capital expenditures, of which $23.4 million related to maintenance and integrity and $54.4 million related to expansion and cost reduction projects.

In 2006, the Partnership anticipates capital expenditures of approximately $80 million, of which approximately $30 million is projected to be sustaining capital expenditures for maintenance and integrity projects and approximately $50 million is projected for expansion and cost reduction projects. See “Pipeline and Terminal Maintenance and Safety Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Regulation

General

Buckeye, Wood River, BPL Transportation and Norco operate pipelines in interstate common carrier service subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulation require that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and non-discriminatory. FERC regulations also enforces common carrier obligations and specifies a uniform system of accounts. In addition, Buckeye, Wood River, BPL Transportation, Norco and the other Operating Subsidiaries are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

The Operating Subsidiaries are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety. The Partnership’s Laurel subsidiary operates a pipeline in intrastate service across Pennsylvania and its tariff rates are regulated by the Pennsylvania Public Utility Commission. The Partnership’s Wood River subsidiary operates a pipeline in intrastate service in Illinois and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

FERC Rate Regulation

The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology, whereby a pipeline is allowed to change its rates in accordance with an index (currently the Producer Price Index, or PPI) that FERC believes reflects cost changes appropriate for application to pipeline rates. The tariff rates of each of Wood River, BPL Transportation and Norco are governed by this generic FERC index methodology, and therefore are subject to change annually according to the index. If the PPI is negative, Wood River, BPL Transportation and Norco could be required to reduce their rates if they exceed the new maximum allowable rate.

In addition, in decisions involving unrelated pipeline limited partnerships, FERC had a longstanding rule that pass-through entities, like the Partnership and the Operating Subsidiaries, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates. The General Partner believes only a small percentage of the Partnership’s limited partnership units (“LP Units”) are held by corporations. Further, in a July 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. This opinion suggested that in the future a limited partnership may not be able to claim any income tax allowance despite being partially owned by a corporation. In December 2004, the FERC issued a Notice of Inquiry seeking comments regarding whether the July 2004 appeals court decision applies only to the specific facts of that case, or whether it applies more broadly, and, if the latter, what effect that ruling might have on energy infrastructure investments. On May 4, 2005, the FERC adopted a policy statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity’s public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity’s partners. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. This policy was applied by FERC in June 2005 with an order involving SFPP, L.P. FERC found that SFPP, L.P. should be afforded an income tax allowance on all of its partnership interests to the extent that the ultimate owners of those interests had an actual or potential income tax obligation during the periods at issue for the income of a jurisdictional pass-through entity. In December 2005, FERC reaffirmed its new income tax allowance policy as it applies to SFPP, L.P. It directed SFPP, L.P. to provide certain evidence necessary for determination of its income tax allowance. FERC’s remand decision of the July 2004 opinion and the new tax allowance policy have been appealed to the United States Court of Appeals for the District of Columbia Circuit. Rehearing of the December 2005 order has also been sought. The ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. The Partnership expects the final adoption and implementation by FERC of the policy statement in individual cases will be subject to review by the United States Court of Appeals.

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

Environmental Matters

The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Subsidiaries comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or injuries to persons resulting from the operations of the Operating Subsidiaries, could result in substantial costs and liabilities to the Partnership. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters.”

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

Pipeline and Terminal Maintenance and Safety Regulation

The pipelines operated by the Operating Subsidiaries are subject to regulation by the United States Department of Transportation (“DOT”) under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), and its subsequent re-authorizations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-

related feasibility studies. The Partnership has a drug and alcohol testing program that complies in all material respects with the regulations promulgated by the Office of Pipeline Safety and DOT.

HLPSA also requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in unusually sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks were required to be qualified under the program by October 28, 2002. The Partnership filed its written plan and has qualified its employees and contractors as required and requalified the employees under its plan in 2005. On March 31, 2001, DOT’s rule for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline) became effective. This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. Pipeline operators were required to develop “Baseline Assessment Plans” for evaluating the integrity of each pipeline segment by March 31, 2002 and to complete an assessment of the highest risk 50% of line segments by September 30, 2004, with full assessment of the remaining 50% by March 31, 2008. Pipeline operators will thereafter be required to re-assess each affected segment in intervals not to exceed five years. The Partnership has implemented an Integrity Management Program in compliance with the requirements of this rule.

In December 2002, the Pipeline Safety Improvement Act of 2002 (“PSIA”) became effective. The PSIA imposes additional obligations on pipeline operators, increases penalties for statutory and regulatory violations, and includes provisions prohibiting employers from taking adverse employment action against pipeline employees and contractors who raise concerns about pipeline safety within the company or with government agencies or the press. Many of the provisions of the PSIA are subject to regulations to be issued by the Department of Transportation. The PSIA also requires public education programs for residents, public officials and emergency responders and a measurement system to ensure the effectiveness of the public education program. The Partnership has commenced implementation of a public education program that complies with these requirements and the requirements of the American Petroleum Institute Recommended Practice 1162. While the PSIA imposes additional operating requirements on pipeline operators, the Partnership does not believe that cost of compliance with the PSIA is likely to be material.

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

The Partnership believes that the Operating Subsidiaries currently comply in all material respects with HLPSA and other pipeline safety laws and regulations. However, the industry, including the Partnership, will incur additional pipeline and tank integrity expenditures in the future, and the Partnership is likely to incur increased operating costs based on these and other government regulations. During 2005, the Partnership’s integrity expenditures for these programs were approximately $13.5 million (of which $10.5 million was capital and $3.0 million was expense). The Partnership expects 2006 integrity expenditures for these programs to be approximately $26 million of which approximately $16 million will be capital and $10 million will be expense.

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

Tax Considerations for Unitholders

This section is a summary of material tax considerations that may be relevant to Unitholders. The following portion of this section is based upon the Internal Revenue Code of 1986, as amended (the “Code”), regulations thereunder and current administrative rulings and court decisions, all of which are subject to change. Subsequent changes in such authorities may cause the tax consequences to vary substantially from the consequences described below.

No attempt has been made in the following discussion to comment on all federal income tax matters affecting the Partnership or the Unitholders. Moreover, the discussion focuses on Unitholders who are individuals and who are citizens or residents of the United States and has only limited application to corporations, estates, trusts, non-resident aliens or other Unitholders subject to specialized tax treatment, such as tax-exempt institutions, foreign persons, individual retirement accounts, REITs or mutual funds.

UNITHOLDERS ARE URGED TO CONSULT, AND SHOULD DEPEND ON, THEIR OWN TAX ADVISORS IN ANALYZING THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OR DISPOSITION OF LP UNITS.

Characterization of the Partnership for Tax Purposes

A partnership is not a taxable entity and incurs no federal income tax liability. Instead, partners are required to take into account their respective allocable shares of the items of income, gain, loss and deduction of the partnership in computing their federal income tax liability, regardless of whether distributions are made. Distributions of cash by a partnership to a partner are generally not taxable unless the amount of cash distributed to a partner is in excess of the partner’s tax basis in his partnership interest. Allocable shares of partnership tax items are generally determined by a partnership agreement. However, the IRS may disregard such an agreement in certain instances and redetermine the tax consequences of partnership operations to the partners.

Section 7704 of the Code provides that publicly traded partnerships (such as the Partnership) will, as a general rule, be taxed as corporations. However, an exception to this rule exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year of the partnership’s existence consists of “qualifying income.” Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, and most importantly for Unitholders “income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber),” and gain from the sale or disposition of capital assets that produce such income.

The Partnership is engaged primarily in the refined products pipeline transportation business. The General Partner believes that at least 90% or more of the Partnership’s gross income constitutes, and has constituted, qualifying income and, accordingly, that the Partnership will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

Allocation of Partnership Income, Gain, Loss and Deduction

The Partnership’s items of income, gain, loss and deduction will generally be allocated among the general partner and the Unitholders in accordance with their respective percentage interests in the Partnership.

Certain items of the Partnership’s income, gain, loss or deduction will be allocated as required or permitted by Section 704(c) of the Internal Revenue Code to account for the difference between the tax basis and fair market value of property heretofore contributed to the Partnership. Allocations may also be made to account for the difference between the fair market value of the Partnership’s assets and their tax basis at the time of any offering.

In addition, certain items of recapture income which the Partnership recognizes on the sale of any of its assets will be allocated to the extent provided in regulations and the partnership agreement which generally require such depreciation recapture to be allocated to the partner who (or whose predecessor in interest) was allocated the deduction giving rise to the treatment of such gain as recapture income.

Treatment of Partnership Distributions

The Partnership’s distributions to a Unitholder generally will not be taxable for federal income tax purposes to the extent of the tax Unitholder’s tax basis in his LP Units immediately before the distribution. Distributions in excess of a Unitholder’s tax basis generally will be gain from the sale or exchange of the LP Units, taxable in accordance with the rules described under “Disposition of LP Units,” below. Any reduction in a Unitholder’s share of the Partnership’s liabilities for which no partner, including the General Partner, bears the economic risk of loss (“nonrecourse liabilities”) will be treated as a distribution of cash to that Unitholder.

A non-pro rata distribution of money or property may result in ordinary income to a Unitholder if such distribution reduces the Unitholder’s share of the Partnership’s “unrealized receivables,” including depreciation recapture or substantially appreciated “inventory items,” both as defined in Section 751 of the Internal Revenue Code (collectively, “Section 751 Assets”).

Basis of LP Units

A Unitholder will have an initial tax basis for its LP Units equal to the amount paid for the LP Units plus its share of the Partnership’s nonrecourse liabilities. A Unitholder’s tax basis will be increased by his share of the Partnership’s income and by any increase in his share of the Partnership’s nonrecourse liabilities. A Unitholder’s tax basis will be decreased, but not below zero, by its share of the Partnership’s distributions, by its share of the Partnership’s losses, by any decrease in its share of the Partnership’s nonrecourse liabilities and by its share of the Partnership’s expenditures that are not deductible in computing the Partnership’s taxable income and are not required to be capitalized.

Tax Treatment of Operations

The Partnership uses the adjusted tax basis of its various assets for purposes of computing depreciation and cost recovery deductions and gain or loss on any disposition of such assets. If the Partnership disposes of depreciable property, all or a portion of any gain may be subject to the recapture rules and taxed as ordinary income rather than capital gain.

The costs incurred in promoting the issuance of LP Units (i.e., syndication expenses) must be capitalized and cannot be deducted by the Partnership currently, ratably or upon the Partnership’s termination. Uncertainties exist regarding the classification of costs as organization expenses, which may be amortized, and as syndication expenses, which may not be amortized, but underwriters’ discounts and commissions are treated as syndication costs.

Section 754 Election

The Partnership has made the election permitted by Section 754 of the Code, which effectively permits the Partnership to adjust the tax basis of its assets to each purchaser of the Partnership’s LP Units from another Unitholder pursuant to Section 743(b) of the Internal Revenue Code to reflect the purchaser’s purchase price. The Section 743(b) adjustment is intended to provide a purchaser with the equivalent of an adjusted tax basis in the purchaser’s share of the Partnership’s assets equal to the value of such share that is indicated by the amount that the purchaser paid for the LP Units.

A Section 754 election is advantageous if the transferee’s tax basis in the transferee’s LP Units is higher than such LP Units’ share of the aggregate tax basis of the Partnership’s assets immediately prior to the transfer because the transferee would have, as a result of the election, a higher tax basis in the transferee’s share of the Partnership’s assets. Conversely, a Section 754 election is disadvantageous if the transferee’s tax basis in the transferee’s LP Units is lower than such LP Units’ share of the aggregate tax basis of the Partnership’s assets immediately prior to the transfer. The Section 754 election is irrevocable without the consent of the IRS.

The Partnership intends to compute the effect of the Section 743(b) adjustment so as to preserve the ability to determine the tax attributes of an LP Unit from its date of purchase and the amount paid therefor. In that regard, the Partnership has adopted depreciation and amortization conventions that may not conform with all aspects of applicable Treasury regulations, though the Partnership believes that they do conform to Section 743(b) of the Code.

The calculations involved in the Section 754 election are complex and are made by the Partnership on the basis of certain assumptions as to the value of assets and other matters. There is no assurance that the determinations made by the Partnership will prevail if challenged by the IRS and that the deductions resulting from them will not be reduced or disallowed altogether.

Notification Requirements

A Unitholder who sells or exchanges LP Units is required to notify the Partnership in writing of that sale or exchange within 30 days after the sale or exchange and in any event by no later than January 15 of the year following the calendar year in which the sale or exchange occurred. The Partnership is required to notify the IRS of that transaction and to furnish certain information to the transferor and transferee. However, these reporting requirements do not apply with respect to a sale by an individual who is a citizen of the United States and who effects the sale or exchange through a broker. Failure to satisfy these reporting obligations may lead to the imposition of substantial penalties.

Constructive Termination

The Partnership will be considered terminated if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. Any such termination would result in the closing of the Partnership’s taxable year for all Unitholders. In the case of a Unitholder reporting on a taxable year that does not end with the Partnership’s taxable year, the closing of the taxable year may result in more than 12 months of taxable income or loss being includable in that Unitholder’s taxable income for the year of termination. New tax elections required to be made by the Partnership, including a new election under Section 754 of the Internal Revenue Code, must be made subsequent to a termination and a termination could result in a deferral of deductions for depreciation. A termination could also result in penalties if the Partnership was unable to determine that the termination had occurred. Moreover, a termination might either accelerate the application of, or subject the Partnership to, any tax legislation enacted prior to the termination.

Alternative Minimum Tax

Each Unitholder will be required to take into account his share of items of income, gain, loss or deduction for purposes of the alternative minimum tax. A portion of depreciation deductions may be treated as an item of tax preference for this purpose. A Unitholder’s alternative minimum taxable income derived from the Partnership may be higher than his share of the Partnership’s net income because the Partnership may use accelerated methods of depreciation for federal income tax purposes. Prospective Unitholders should consult their tax advisors as to the impact of an investment in LP Units on their liability for the alternative minimum tax.

Loss Limitations

The deduction by a Unitholder of that Unitholder’s allocable share of the Partnership’s losses will be limited to the amount of that Unitholder’s tax basis in his or her LP Units and, in the case of an individual Unitholder or a corporate Unitholder who is subject to the “at risk” rules (generally, certain closely-held corporations), to the amount for which the Unitholder is considered to be “at risk” with respect to the Partnership’s activities, if that is less than the Unitholder’s tax basis. A Unitholder must recapture losses deducted in previous years to the extent that distributions cause the Unitholder’s at risk amount to be less than zero at the end of any taxable year. Losses disallowed to a Unitholder or recaptured as a result of these limitations will carry forward and will be allowable to the extent that the Unitholder’s tax basis or at risk amount, whichever is the limiting factor, subsequently increases. Upon the taxable disposition of an LP Unit, any gain recognized by a Unitholder can be offset by losses that were previously suspended by the at risk limitation but may not be offset by losses suspended by the basis limitation.

In general, a Unitholder will be at risk to the extent of the Unitholder’s tax basis in the Unitholder’s LP Units, excluding any portion of that basis attributable to the Unitholder’s share of the Partnership’s nonrecourse liabilities, reduced by any amount of money the Unitholder borrows to acquire or hold the Unitholder’s LP Units if the lender of such borrowed funds owns an interest in the Partnership, is related to such a person or can look only to LP Units for repayment. A Unitholder’s at risk amount will increase or decrease as the tax basis of the Unitholder’s LP Units increases or decreases, other than tax basis increases or decreases attributable to increases or decreases in the Unitholder’s share of the Partnership’s nonrecourse liabilities.

The passive loss limitations generally provide that individuals, estates, trusts, certain closely-held corporations and personal service corporations can deduct losses from passive activities, which include any trade or business activity in which the taxpayer does not materially participate, only to the extent of the taxpayer’s income from those passive activities. Moreover, the passive loss limitations are applied separately with respect to each publicly traded partnership. Consequently, any passive losses generated by the Partnership will only be available to Unitholders who are subject to the passive loss rules to offset future passive income generated by the Partnership and, in particular, will not be available to offset income from other passive activities, investments or salary. Passive losses that are not deductible because they exceed a Unitholder’s share of income may be deducted in full when the Unitholder disposes of the Unitholder’s entire investment in the Partnership in a fully taxable transaction to an unrelated party. The passive activity loss rules are applied after other applicable limitations on deductions such as the at-risk rules and the basis limitation.

Deductibility of Interest Expense

The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer’s net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment, gain attributable to the disposition of property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at special capital gains rates) and portfolio income (determined pursuant to the passive loss rules as income not derived from a trade or business) reduced by certain expenses (other than interest) which are directly connected with the production of such income. Property that generates passive losses under the passive loss rules is not generally treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for purposes of the limitation on the deductibility of investment interest. Furthermore, a Unitholder’s investment income attributable to its LP Units will also include its allocable share of the Partnership’s portfolio income. A Unitholder’s investment interest expense will include its allocable share of the Partnership’s interest expense attributable to portfolio investments.

Valuation of Partnership Properties

The federal income tax consequences of the ownership and disposition of LP Units will depend in part on the Partnership’s estimates of the fair market values and its determination of the adjusted tax basis of assets. Although the Partnership may from time to time consult with professional appraisers with respect to valuation matters, the Partnership will make many of the fair market value estimates itself. These estimates and determinations are subject to challenge and will not be binding on the IRS or the courts. If such estimates or determinations of basis are subsequently found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Unitholders might change, and Unitholders might be required to adjust their tax liability for prior years.

Withholding

If the Partnership was required or elected under applicable law to pay any federal, state or local income tax on behalf of any Unitholder, the Partnership is authorized to pay those taxes from its funds. Such payment, if made, will be treated as a distribution of cash to the Unitholder on whose behalf the payment was made. If the payment is made on behalf of a person whose identity cannot be determined, the Partnership is authorized to treat the payment as a distribution to a current Unitholder.

Disposition of LP Units

A Unitholder will recognize gain or loss on a sale of LP Units equal to the difference between the amount realized and the Unitholder’s tax basis in the LP Units sold. A Unitholder’s amount realized is measured by the sum of the cash and the fair market value of other property received plus his share of liabilities. Because the amount realized includes a Unitholder’s share of the Partnership’s nonrecourse liabilities, the gain recognized on the sale of LP Units could result in a tax liability in excess of any cash received from such sale.

Gain or loss recognized by a Unitholder, other than a “dealer” in LP Units, on the sale or exchange of an LP Unit will generally be a capital gain or loss. Capital gain recognized on the sale of LP Units by an individual Unitholder held for more than one year will generally be taxed at a maximum rate of 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2008). A portion of this gain or loss (which could be substantial), however, will be separately computed and will be classified as ordinary income or loss to the extent attributable to Section 751 Assets giving rise to depreciation recapture or other unrealized receivables or to inventory items owned by the Partnership. Ordinary income attributable to Section 751 may exceed net taxable gain realized upon the sale of the LP Units and will be recognized even if there is a net taxable loss realized on the sale of the LP Units. Thus, a Unitholder may recognize both ordinary income and a capital loss upon a disposition of LP Units. Net capital loss may offset no more than $3,000 ($1,500 in the case of a married individual filing a separate return) of ordinary income in the case of individuals and may only be used to offset capital gain in the case of corporations.

The IRS has ruled that a partner who acquires interests in a partnership in separate transactions must combine those interests and maintain a single adjusted tax basis. Upon a sale or other disposition of less than all of such interests, a portion of that tax basis must be allocated to the interests sold based upon relative fair market values. On the other hand, a selling partner who can identify partnership interests transferred with an ascertainable holding period may elect to use the actual holding period of the partnership interests transferred. A partner electing to use the actual holding period of partnership interests transferred must consistently use that identification method for all later sales or exchanges of partnership interests.

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

Foreign Unitholders

Non-resident aliens and foreign corporations, trusts or estates which hold LP Units will be considered to be engaged in business in the United States on account of ownership of LP Units. As a consequence they will be required to file federal tax returns in respect of their share of the Partnership’s income, gain, loss or deduction and pay federal income tax at regular rates on any net income or gain. Generally, a partnership is required to pay a withholding tax on the portion of the partnership’s income which is effectively connected with the conduct of a United States trade or business and which is allocable to the foreign partners, regardless of whether any actual distributions have been made to such partners. However, under rules applicable to publicly traded partnerships, taxes may be withheld at the highest marginal rate applicable to individuals on actual cash distributions made to foreign Unitholders who obtain a taxpayer identification number from the IRS and submit that number to the transfer agent of the publicly traded partnership.

Because a foreign corporation that owns LP Units will be treated as engaged in a United States trade or business, such a corporation will also be subject to United States branch profits tax at a rate of 30% (or any applicable lower treaty rate) of the portion of any reduction in the foreign corporation’s “U.S. net equity,” which is the result of the Partnership’s activities. In addition, such Unitholder is subject to special information reporting requirements under Section 6038C of the Internal Revenue Code.

In a published ruling, the IRS has taken the position that gain realized by a foreign partner who sells or otherwise disposes of a limited partnership unit will be treated as effectively connected with a United States trade or business of the foreign partner, and thus subject to federal income tax, to the extent that such gain is attributable to appreciated personal property used by the limited partnership in a United States trade or business. Moreover, a foreign partner is subject to federal income tax on gain realized on the sale or disposition of a unit to the extent that such gain is attributable to appreciated United States real property interests; however, a foreign Unitholder will not be subject to federal income tax under this rule unless such foreign Unitholder has owned more than 5% in value of the Partnership’s LP Units during the five-year period ending on the date of the sale or disposition, provided the LP Units are regularly traded on an established securities market at the time of the sale or disposition.

Regulated Investment Companies

A regulated investment company, or “mutual fund,” is required to derive 90% or more of its gross income from specific sources including interest, dividends and gains from the sale of stocks or securities, foreign currency or specified related sources, and net income derived from the ownership of an interest in a “qualified publicly traded partnership.” The Partnership expects that it will meet the definition of a “qualified publicly traded partnership.”

State Tax Treatment

During 2005, the Partnership owned property or conducted business in the states of California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, Tennessee and Texas. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder’s income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

Certain Tax Consequences to Unitholders

Upon formation of the Partnership in 1986, the General Partner elected twelve-year straight-line depreciation for tax purposes. For this reason, starting in 1999, the amount of depreciation available to the Partnership has been reduced significantly and taxable income has increased accordingly. Unitholders, however, will continue to offset Partnership income with the amortization of their respective Section 743(b) adjustments (which, effectively, allow Unitholders who purchase LP Units other than directly from the Partnership to increase their share of the common basis of the Partnership’s assets to their purchase price). Each Unitholder’s tax situation will differ depending upon the price paid and when LP Units were purchased. Notwithstanding the additional taxable income beginning in 1999, the current cash distributions exceed expected tax payments. In addition, gain recognized on the sale of LP Units will, generally, result in taxable ordinary income as a consequence of depreciation recapture. UNITHOLDERS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS TO THEIR OWNERSHIP OF LP UNITS.

Available Information

The Partnership files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The public can obtain any documents that the Partnership files with the SEC at http://www.sec.gov. The Partnership also makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through the Partnership’s Internet website, www.buckeye.com. The Partnership is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

You can also find information about the Partnership at the offices of the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of the General Partner provided such certification to the NYSE in 2005 without qualification. In addition, the certifications of the General Partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to the Partnership’s Annual Report on Form 10-K.

Item 1A.                Risk Factors

In this Item 1A, references to “we”, “us” and “our” mean Buckeye Partners, L.P. and its consolidated subsidiaries.

Risks Inherent to our Business

Changes in petroleum demand and distribution may adversely affect our business.

Demand for the services provided by our Operating Subsidiaries depends upon the demand for petroleum products in the regions served. Prevailing economic conditions, price and weather affect the demand for petroleum products. Changes in transportation and travel patterns in the areas served by our pipelines also affect the demand for petroleum products because a substantial portion of the refined petroleum products transported by our pipelines and throughput at our terminals is ultimately used as fuel for motor vehicles and aircraft. If these factors result in a decline in demand for petroleum products, the business of our Operating Subsidiaries would be particularly susceptible to adverse effects because they operate without the benefit of either exclusive franchises from government entities or long term contracts.

Energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies also could adversely affect our business. We cannot predict or control the effect of each of these factors on us or our Operating Subsidiaries.

Competition could adversely affect our operating results.

Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, our most significant competitors for large volume shipments are other existing pipelines, many of which are owned and operated by major integrated oil companies. In addition, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with us in particular locations.

We compete with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and locations on the Ohio River such as Mt. Vernon, Indiana and Cincinnati, Ohio, and locations on the Mississippi River such as St. Louis, Missouri.

Trucks competitively deliver refined products in a number of areas that we serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas that we serve. The availability of truck transportation places a significant competitive constraint on our ability to increase our Operating Subsidiaries’ tariff rates.

Privately arranged exchanges of refined products between marketers in different locations are an increasing but non-quantified form of competition. Generally, these exchanges reduce both parties’ costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

Mergers among our customers and competitors could result in lower volumes being shipped on our pipelines and stored in our terminals, thereby reducing the amount of cash we generate.

Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing pipeline and terminal systems instead of ours. As a result, we could lose some or all of the volumes and associated revenues from these customers and we could experience difficulty in replacing those lost volumes and revenues. Because most of our operating costs are fixed, a reduction in volumes would result in not only a reduction of revenues, but also a decline in net income and cash flow of a similar magnitude, which would reduce our ability to meet our financial obligations and pay cash distributions.

We are a holding company and depend entirely on our Operating Subsidiaries’ distributions to service our debt obligations and pay cash distributions to our Unitholders.

We are a holding company with no material operations. If we do not receive cash distributions from our Operating Subsidiaries, we will not be able to meet our debt service obligations or to make cash distributions to our Unitholders. Among other things, this would adversely affect the market price of our limited partnership units. We are currently bound by the terms of a revolving credit facility which prohibits us from making distributions to our Unitholders if a default under the credit facility exists at the time of the distribution or would result from the distribution. Our Operating Subsidiaries may from time to time incur additional indebtedness under agreements that contain restrictions which could further limit each Operating Subsidiary’s ability to make distributions to us.

We may incur liabilities from assets we have acquired. These costs and liabilities may not be covered by indemnification rights we have against the sellers of the assets.

Some of the assets we have acquired have been used for many years to distribute, store or transport petroleum products. Releases may have occurred prior to our acquisition from terminals or along pipeline rights-of-way that require remediation. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past the liability for which was not retained by the seller or for which indemnification from the seller is not available, it could adversely affect our financial position and results of operations.

A decline in production at the ConocoPhillips Wood River refinery could materially reduce the volume of refined petroleum products we transport.

A decline in production at the ConocoPhillips Wood River refinery could materially reduce the volume of refined petroleum products we transport on certain of the pipelines owned by Wood River. As a result, our revenues and, therefore, our ability to pay cash distributions on our units could be adversely affected. The ConocoPhillips Wood River refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined petroleum products such as:

•       unscheduled maintenance or catastrophic events, such as a fire, flood, explosion or power outage;

•       labor difficulties that result in a work stoppage or slowdown;

•       environmental proceedings or other litigation that require the halting of all or a portion of the operations at the refinery;

•       loss of significant downstream customers; or

•       legislation or regulation that adversely impacts the economics of refinery operations.

Potential future acquisitions and expansions, if any, may affect our business by substantially increasing the level of our indebtedness and contingent liabilities and increasing our risks of being unable to effectively integrate these new operations.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions.

Debt securities we issue are, and will continue to be, junior to our Operating Subsidiaries’ debt.

Our outstanding debt securities are structurally subordinated to the claims of our Operating Subsidiaries’ creditors. Any debt securities we issue in the future will likewise be so subordinated. Holders of the debt securities will not be creditors of our Operating Subsidiaries. Our claim to the assets of our Operating Subsidiaries derives from our own ownership interests in those Operating Subsidiaries. Claims of our Operating Subsidiaries’ creditors will generally have priority as to the assets of our Operating Subsidiaries over our own ownership interest claims and will therefore have priority over the holders of our debt, including our debt securities.

Our Operating Subsidiaries’ rate structures are subject to regulation and change by the Federal Energy Regulatory Commission.

Buckeye, Wood River, BPL Transportation and Norco are interstate common carriers regulated by the FERC, under the Interstate Commerce Act and the Department of Energy Organization Act. The FERC’s primary ratemaking methodology is price indexing. This methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation and Norco. The indexing method allows a pipeline to increase its rates by a percentage equal to the change in the annual producer price index for finished goods, or PPI. If the PPI is negative, we could be required to reduce the rates charged by Wood River, Transportation and Norco if they exceed the new maximum allowable rate. In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus hampering our ability to recover our costs.

Buckeye presently is authorized to charge rates set by market forces, subject to limitations, rather than by reference to costs historically incurred by the pipeline, in 15 regions and metropolitan areas. The Buckeye program is an exception to the generic oil pipeline regulations the FERC issued under the Energy Policy Act of 1992. The generic rules rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index that the FERC believes reflects cost changes appropriate for application to pipeline rates. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.

The Buckeye rate program was reevaluated by the FERC in July 2000, and was allowed to continue with no material changes. We cannot predict the impact, if any, that a change in the FERC’s method of regulating Buckeye would have on our operations, financial condition or results of operations.

Environmental regulation may impose significant costs and liabilities on us.

Our Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Risks of substantial environmental liabilities are inherent in the Partnership’s operations, and we cannot assure you that the Operating Subsidiaries will not incur material environmental liabilities. Additionally, our costs could increase significantly and we could face substantial liabilities, if, among other developments:

•       environmental laws, regulations and enforcement policies become more rigorous; or

•       claims for property damage or personal injury resulting from the operations of the Operating Subsidiaries are filed.

Existing or future state or federal government regulations relating to certain chemicals or additives in gasoline or diesel fuel could require capital expenditures or result in lower pipeline volumes and thereby adversely affect our results of operations.

Changes made to governmental regulations governing the components of refined petroleum products may necessitate changes to our pipelines and terminals which may require significant capital expenditures or result in lower pipeline volumes. For example, new requirements for the use of ultra low-sulfur diesel fuel, which will be phased in commencing in 2006 through 2010. The Partnership expects to spend $15–18 million in capital expenditures in 2006 at certain locations in order to permit our facilities to handle this new product grade. We may not be able to recover all of our costs related to these expenditures from our pipeline shippers. In addition, the introduction of ultra low sulfur diesel fuel may cause other dislocations in the refined product distribution chain that we cannot predict at this time. Moreover, the increasing use of ethanol as a fuel additive, which is blended with gasoline at product terminals, may lead to reduced pipeline volumes and revenue which may not be totally offset by increased terminal blending fees we may receive at our terminals.

Department of Transportation regulations may impose significant costs and liabilities on us.

The Operating Subsidiaries’ pipeline operations are subject to regulation by the Department of Transportation. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas, or commercially navigable waterways. In response to these regulations, the Operating Subsidiaries conduct pipeline integrity tests on an ongoing and regular basis. Depending on the results of these integrity tests, the Operating Subsidiaries could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.

Terrorist attacks could adversely affect our business.

Since the attacks of September 11, 2001, the United States government has issued warnings that energy assets, specifically our nation’s pipeline infrastructure, may be the future target of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, refineries or terminals, could have a material adverse effect on our business.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. Our Operating Subsidiaries’ operations are currently covered by property, casualty, workers’ compensation and environmental insurance policies. In the future, however, we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, thereby reducing our ability to make distributions to Unitholders, or payments to debt holders.

Risks Relating to Partnership Structure

Our partnership status may be a disadvantage to us in calculating cost of service for rate-making purposes.

In the past, the FERC ruled that pass-through entities, like us, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates. Further, in a July 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. This opinion suggested that in the future a limited partnership may not be able to claim any income tax allowance despite being partially owned by a corporation. In December 2004, the FERC issued a Notice of Inquiry seeking comments regarding whether the July 2004 Appeals Court decision applies only to the specific facts of that case, or whether it applies more broadly, and, if the latter, what effect that ruling might have on energy infrastructure investments. On May 4, 2005, the FERC adopted a Policy Statement providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity’s public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity’s partners. Whether a pipeline’s ultimate owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. This policy was applied by FERC in June 2005 with an order involving SFPP, L.P. FERC found that SFPP, L.P. should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential income tax obligation during the periods at issue for the income of a jurisdictional pass-through entity. In December 2005, FERC reaffirmed its new income tax allowance policy as it applies to SFPP, L.P. FERC directed SFPP, L.P. to provide certain evidence necessary for determination of its income tax allowance. Requests for rehearing of the December 2005 order have been filed. In addition, FERC’s remand decision of the July 2004 opinion and the new tax allowance policy have been appealed to the United States Court of Appeals for the District of Columbia Circuit. The ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. We expect the final adoption and implementation by FERC of the Policy Statement in individual cases will be subject to review by the United States Court of Appeals.

A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of our Operating Subsidiaries. If a challenge were brought and FERC were to find that some of the indexed rates exceed levels justified by the cost of service, FERC could order a reduction in the indexed rates and could require reparations. As a result, our results of operations could be adversely affected.

We may sell additional limited partnership units, diluting existing interests of Unitholders.

Our partnership agreement allows us to issue additional limited partnership units and certain other equity securities without Unitholder approval. There is no limit on the total number of limited partnership units and other equity securities we may issue. When we issue additional limited partnership units or other equity securities, the proportionate partnership interest of our existing Unitholders will decrease. The issuance could negatively affect the amount of cash distributed to Unitholders and the market price of the limited partnership units. Issuance of additional units will also diminish the relative voting strength of the previously outstanding units.

Our General Partner and its affiliates may have conflicts with the Partnership.

The directors and officers of our General Partner and its affiliates have fiduciary duties to manage the General Partner in a manner that is beneficial to its sole member. At the same time, the General Partner has fiduciary duties to manage the Partnership in a manner that is beneficial to our partners. Therefore, the General Partner’s duties to us may conflict with the duties of its officers and directors to its sole member.

Such conflicts may arise from, among others, the following factors:

•       decisions by our General Partner regarding the amount and timing of our cash expenditures, borrowings and issuances of additional limited partnership units or other securities can affect the amount of incentive compensation payments we make to the parent company of our General Partner;

•       under our partnership agreement we reimburse the General Partner for the costs of managing and operating the Partnership; and

•       under our partnership agreement, it is not a breach of our General Partner’s fiduciary duties for affiliates of our General Partner to engage in activities that compete with us.

Specifically, our General Partner is owned by certain members of our General Partner’s management and by an affiliate of the Carlyle/Riverstone Global Energy and Power Fund II, L.P., which also owns, through affiliates, an interest in the General Partner of Magellan Midstream Partners, L.P., and an interest in the General Partner of SemGroup, L.P. Although neither the Partnership nor Magellan Midstream Partners has extensive operations in the geographic areas primarily served by the other entity, the Partnership will compete directly with Magellan Midstream Partners, SemGroup L.P., and perhaps other entities in which Carlyle/Riverstone or its affiliates have an interest for acquisition opportunities throughout the United States and potentially will compete with Magellan Midstream Partners and these other entities for new business or extensions of the existing services provided by our Operating Subsidiaries, creating actual and potential conflicts of interest between the Partnership and affiliates of our General Partner.

The owner of our General Partner has a substantial amount of debt. A default under such debt could result in a change of control of our General Partner which would be an event of default under our revolving credit facility.

MainLine L.P., or MainLine, the indirect owner of our General Partner, financed its purchase of MainLine Sub LLC, or MainLine Sub, the direct owner of our General Partner, through a combination of equity capital and the proceeds from a senior secured credit and guaranty agreement. MainLine’s existing credit and guaranty agreement is secured by pledges of substantially all of the assets of MainLine and MainLine Sub, including the interest in our General Partner. MainLine’s indebtedness under its credit and guaranty agreement is rated BB- by S&P and Ba3 by Moody’s. If MainLine were to default on its obligations under its credit and guaranty agreement, its lenders could exercise their rights under these pledges which could result in a change of control of our General Partner and a change of control of us. A change of control would constitute an event of default under our revolving credit facility and require the administrative agent, upon request of the lenders providing a majority of the loan commitments or outstanding loan amounts, to declare all amounts payable by us under our revolving credit facility immediately due and payable.

Unitholders have limited voting rights and control of management.

Our General Partner manages and controls our activities and the activities of our Operating Subsidiaries. Unitholders have no right to elect the General Partner or the directors of the General Partner on an annual or other ongoing basis. However, if the General Partner resigns or is removed, its successor must be elected by holders of a majority of the limited partnership units. Unitholders may remove the General Partner only by a vote of the holders of at least 80% of the limited partnership units and only after receiving certain state regulatory approvals required for the transfer of control of a public utility. As a result, Unitholders will have limited influence on matters affecting our operations, and third parties may find it difficult to gain control of us or influence our actions.

Our partnership agreement limits the liability of our General Partner.

Our General Partner owes fiduciary duties to our Unitholders. Provisions of our partnership agreement and the partnership agreements for each of our operating partnerships, however, contain language limiting the liability of the General Partner to the Unitholders for actions or omissions taken in good faith which do not involve gross negligence or willful misconduct. In addition, the partnership agreements grant broad rights of indemnification to the general partner and its directors, officers, employees and affiliates.

Unitholders may not have limited liability in some circumstances.

The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the Unitholders as a group took any action pursuant to our partnership agreement that constituted participation in the “control” of our business, then the Unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner.

Under applicable state law, our general partner has unlimited liability for our obligations, including our debts and environmental liabilities, if any, except for our contractual obligations that are expressly made without recourse to the general partner.

In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances a Unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

Cost reimbursements for management fees and certain other expenses due to MainLine Sub and our general partner may be substantial and could reduce our cash available for distributions.

Prior to making any distribution to Unitholders, we will reimburse our general partner for certain expenses incurred in connection with its general partner duties and MainLine Sub for certain expenses incurred while performing services for our general partner. MainLine Sub is entitled to receive an annual management fee for functions it provides to our general partner pursuant to a management agreement between MainLine Sub and our general partner. This management fee includes a senior administrative charge and reimbursement for certain costs and expenses. The disinterested directors of our general partner approve the amount of the management fee on an annual basis. In recognition of increased services from MainLine Sub in the form of assistance with business development opportunities, financing strategies, insurance, investment banking and corporate development advice, the disinterested directors of our general partner have approved a senior administrative charge for 2005 of $1.9 million, and MainLine Sub has agreed not to request an additional increase in the senior administrative charge for calendar year 2006 (other than adjustments for inflation capped at the Consumer Price Index) unless there is a material change in the nature of the services rendered to our general partner by MainLine Sub. The payment of management fees and the reimbursement of expenses could adversely affect our ability to pay cash distributions.

Tax Risks to Unitholders

Unitholders are urged to read the section above entitled “Tax Considerations for Unitholders” beginning on page 16 for a more complete discussion of the expected material federal income tax consequences of owning and disposing of limited partnership units.

The IRS could treat us as a corporation for tax purposes or changes in law could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to Unitholders.

The availability to a Unitholder of the anticipated federal income tax benefits of an investment in limited partnership units depends, in large part, on our classification as a partnership for federal income tax purposes. No ruling from the Internal Revenue Service, or the IRS, as to this status has been or is expected to be requested.

If we were classified as a corporation for federal income tax purposes, we would be required to pay tax on our income at corporate tax rates (currently a 35% federal rate), and distributions received by the Unitholders would generally be taxed a second time as corporate distributions. Because a tax would be imposed upon us as an entity, the cash available for distribution to the Unitholders would be substantially reduced. Treatment of us as a corporation would cause a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of the limited partnership units.

The law could be changed so as to cause us to be treated as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. Further, because of budgetary considerations, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax on us, the cash available for distribution to you would be reduced.

A successful IRS contest of the federal income tax positions that we take may adversely affect the market for limited partnership units.

We have not requested a ruling from the IRS with respect to our classification as a partnership for federal income tax purposes, the classification of any of the revenue from our operations as “qualifying income” under Section 7704 of the Internal Revenue Code (which is necessary to prevent entity level taxation of our income at corporate tax rates), or any other matter affecting us. Accordingly, the IRS may adopt positions that differ from the conclusions expressed in this report or the positions taken by us. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of such conclusions or the positions taken by us. A court may not concur with some or all of our positions. Any contest with the IRS may materially and adversely impact the market for the limited partnership units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by the Unitholders and our general partner.

Unitholders may be required to pay taxes even if they do not receive any cash distributions.

A Unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on the Unitholder’s allocable share of our income, even if the Unitholder receives no cash distributions from us. We cannot guarantee that a Unitholder will receive cash distributions equal to the Unitholder’s allocable share of our taxable income or even the tax liability to the Unitholder resulting from that income. Further, if we incur a large amount of nonrecourse indebtedness, a Unitholder may incur a tax liability upon the sale of the Unitholder’s limited partnership units in excess of the amount of cash received in the sale.

Ownership of limited partnership units may have adverse tax consequences for tax-exempt organizations and certain other investors.

Investment in limited partnership units by certain tax-exempt entities, regulated investment companies and foreign persons raises issues unique to them. For example, virtually all of our taxable income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to the Unitholder. Distributions to foreign persons will be reduced by withholding taxes. Further, Unitholders who are nonresident aliens, foreign corporations or other foreign persons will be required to file a federal income tax return and pay tax on their respective allocable shares of our taxable income because they will be regarded as being engaged in a trade or business in the United States as a result of their ownership of limited partnership units.

There are limits on the deductibility of our losses that may adversely affect Unitholders.

There are a number of limitations that may prevent Unitholders from using their allocable share of our losses as a deduction against unrelated income. In the case of taxpayers subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of the Unitholder’s entire investment in us in a fully taxable transaction with an unrelated party. A Unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses include the at-risk rules and the prohibition against loss allocations in excess of limited partnership unit tax basis.

Tax gain or loss on disposition of limited partnership units could be different than expected.

A Unitholder who sells limited partnership units will recognize gain or loss equal to the difference between the amount realized from the sale (which will include the Unitholder’s share of our liabilities to the extent deemed relieved in the sale) and the Unitholder’s adjusted tax basis in the sold limited partnership units (which will include the Unitholder’s share of our liabilities only if not previously used to support loss allocations or to defer tax on our distributions). Prior distributions in excess of cumulative net taxable income allocated to a Unitholder with respect to a limited partnership unit which decreased such Unitholder’s tax basis in that limited partnership unit will, in effect, become taxable income if the limited partnership unit is sold at a price greater than the Unitholder’s tax basis in that limited partnership unit, even if the price is less than the unit’s original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income.

The reporting of partnership tax information is complicated and subject to audits.

We will furnish each Unitholder with a Schedule K-1 that sets forth the Unitholder’s share of our income, gains, losses and deductions. We cannot guarantee that these schedules will be prepared in a manner that conforms in all respects to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, our tax return may be audited, which could result in an audit of a Unitholder’s individual tax return and increased liabilities for taxes because of adjustments resulting from the audit.

There is a possibility of loss of tax benefits relating to nonconformity of limited partnership units and nonconforming depreciation conventions.

Because we cannot match transferors and transferees of limited partnership units, uniformity of the tax characteristics of the limited partnership units to a purchaser of limited partnership units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions that may not conform with all aspects of applicable Treasury regulations. A successful challenge to those conventions by the IRS could adversely affect the amount and timing of tax benefits available to a purchaser of limited partnership units, as well as the amount of gain recognized from a sale of the limited partnership units, and could have a negative impact on the value of the limited partnership units.

Unitholders will likely be subject to state, local and other taxes in states where they or as a result of an investment in the limited partnership units.

In addition to United States federal income taxes, Unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the Unitholder resides or in which we do business or own property. A Unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all applicable United States federal, state, local and foreign tax returns.

Unitholders may have negative tax consequences if we default on our debt or sell assets.

If we default on any of our debt, the lenders will have the right to sue us for non-payment. This could cause an investment loss and negative tax consequences for Unitholders through the realization of taxable income by Unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, our Unitholders could have increased taxable income without a corresponding cash distribution.

Item 2.   Properties

As of December 31, 2005, the principal facilities of the Partnership included approximately 5,000 miles of 6-inch to 24-inch diameter pipeline, approximately 100 delivery points and 43 active bulk storage and terminal facilities with aggregate capacity of approximately 16.6 million barrels. The Partnership’s pipelines are used by its Pipeline Operations segment and its terminals and storage facilities are used in its Terminalling and Storage segment. Properties used in the Partnership’s Other Operations segment include the Sabina Pipeline, a 23-mile pipeline located in Texas that is leased to a third-party chemical company and a 29-mile ammonia pipeline located in Texas. The Operating Subsidiaries and their subsidiaries own substantially all of these facilities.

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

Although there is no material environmental litigation pending against the Partnership or the Operating Subsidiaries at this time, claims may be asserted in the future under various federal and state laws, and the amount of any potential liability associated with such claims cannot be estimated. See “Business—Environmental Matters.”

In late October 2005, the Partnership experienced a release of approximately 43,000 gallons of unleaded gasoline at its Macungie, Pennsylvania station and tank farm complex. The Partnership estimates that it has recovered approximately 60% of the released gasoline. The Partnership is actively engaged in delineation of impacted soils and groundwater and has instituted product recovery through remediation systems. At December 31, 2005, the Partnership had expended approximately $1.2 million on emergency response and environmental remediation efforts. In addition, the Partnership accrued an additional $1.3 million of expense as of the end of 2005 in connection with additional costs anticipated to be incurred in 2006. The Partnership expects that insurance reimbursements will cover expenses in connection with environmental remediation costs in excess of $2.5 million.

The Partnership is working with the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection (“PA DEP”) in connection with the delineation of the contamination and the development of a long-term remediation plan for the site. In February 2006, the EPA and the Partnership entered into an Administrative Consent Order setting forth certain environmental delineation and remediation requirements in connection with the site. The Partnership is also in discussions with the PA DEP concerning a potential Consent Order. The Partnership is unable to estimate with any degree of certainty any penalties, if any, that might be assessed by the EPA or the PA DEP in connection with the release.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.  Market for the Registrant’s LP Units, Related Unitholder Matters, and Issuer Purchases of LP Units

The LP Units of the Partnership are listed and traded principally on the New York Stock Exchange. The high and low sales prices of the LP Units in 2005 and 2004, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2005		2004
Quarter	High	Low	High	Low
First	$46.00	$42.00	$46.00	$40.00
Second	49.15	43.12	43.67	35.60
Third	50.80	44.65	44.40	40.70
Fourth	48.25	40.93	45.00	39.10

On October 19, 2004, the Partnership sold 5.5 million LP Units in an underwritten public offering at a price of $42.50 per Unit. Proceeds to the Partnership, net of underwriters’ discount of $1.81 per unit and offering expenses, were approximately $223.3 million. The principal use of proceeds was to reduce the Partnership’s indebtedness under its Credit Facility, which was used to fund the Partnership’s Midwest Pipelines and Terminals acquisition.

On February 7, 2005, the Partnership sold 1.1 million LP Units in an underwritten public offering at a price of $45.00 per unit. Proceeds to the Partnership, net of underwriter’s discount of $1.46 per unit and offering expenses, were approximately $47.6 million. The principal use of proceeds was to repay, in part, amounts outstanding under the Partnership’s revolving line of credit.

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

The Partnership has gathered tax information from its known LP Unitholders and from brokers/nominees and, based on the information collected, the Partnership estimates its number of beneficial LP Unitholders to be approximately 44,000 at December 31, 2005.

Cash distributions paid during 2004 and 2005 were as follows:

Record Date	Payment Date	Amount Per Unit
February 4, 2004	February 27, 2004	$0.6500
May 5, 2004	May 28, 2004	0.6500
August 9, 2004	August 31, 2004	0.6625
November 8, 2004	November 30, 2004	0.6750
February 7, 2005	February 28, 2005	$0.6875
May 9, 2005	May 31, 2005	0.7000
August 9, 2005	August 31, 2005	0.7125
November 7, 2005	November 30, 2005	0.7250

Item 6.  Selected Financial Data

The following tables set forth, for the period and at the dates indicated, the Partnership’s income statement and balance sheet data for each of the last five years. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per unit amounts)
Income Statement Data:
Revenue	$408,446	$323,543	$272,947	$247,345	$232,397
Depreciation and amortization(1)	36,760	25,983	22,562	20,703	20,002
Operating income(1)	161,313	122,144	109,335	102,362	98,331
Interest and debt expense	43,357	27,614	22,758	20,527	18,882
Net income(2)	99,958	82,962	30,154	71,902	69,402
Net income per unit	2.69	2.76	1.05	2.65	2.56
Distributions per unit	2.83	2.64	2.54	2.50	2.45

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Total assets	$1,816,867	$1,534,119	$937,896	$856,171	$807,560
Long-term debt	899,077	797,270	448,050	405,000	373,000
General Partner’s capital	2,529	2,549	2,514	2,870	2,834
Limited Partners’ capital	756,531	603,409	376,158	355,475	351,057
Receivable from exercise of options	(483)	(535)	(912)	(913)	(995)
Accumulated other comprehensive income	—	—	(348)	—	—

(1)          Depreciation and amortization includes $832,000 in 2001 related to goodwill acquired in the 2000 acquisition of six petroleum products terminals. Goodwill amortization ceased effective January 1, 2002 with the adoption of Statement of Financial Accounting Standards. No. 142—“Goodwill and Other Intangible Assets.” See Note 5 to the Partnership’s consolidated financial statements.

(2)          Net income in 2003 includes a charge of $45.5 million related to a yield maintenance premium paid on the retirement of the $240 million Senior Notes of Buckeye.

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

During 2004 and 2005, the Partnership significantly expanded its operations through acquisitions. On October 1, 2004, the Partnership acquired 5 refined petroleum products pipelines with an aggregate mileage of approximately 900 miles and 24 refined products terminals with an aggregate storage capacity of 9.3 million barrels (the “Midwest Pipelines and Terminals”) from Shell Oil Products U.S., (“Shell”) for a purchase price of $517 million. In May 2005, the Partnership acquired a refined petroleum products pipeline system comprising approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located principally in the northeastern United States (the “Northeast Pipelines and Terminals”) from affiliates of Exxon Mobil Corporation (“ExxonMobil”). The assets acquired in these two acquisitions added $95.2 million and $17.7 million of revenue in 2005 and 2004, respectively. In November 2005 the Partnership acquired a 29-mile ammonia pipeline located in Texas. In December 2005, the Partnership acquired a 26-mile pipeline and a 40% interest in a joint venture company that owns another refined petroleum products pipeline and terminal.

As a result of the expansion of the Partnership’s operations, in the fourth quarter of 2005, the Partnership determined that its operations are most appropriately presented in three operating segments: Pipeline Operations, Terminalling and Storage and Other Operations. The business of each operating segment is:

Pipeline Operations:

The Pipeline Operations segment receives refined petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, bulk and marine terminals and transports those products to other locations for a fee. As of December 31, 2005, this segment owned and operated approximately 5,000 miles of pipeline systems in the following states: California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services. This segment owns and operates 43 active terminals that have the capacity to store an aggregate of approximately 16.6 million barrels of refined petroleum products. The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s operations of third-party pipelines owned principally by major petrochemical companies pursuant to operations and maintenance contracts. The third party pipelines are located in Texas. This segment also includes the provision by the Partnership, through its BGC subsidiary, of pipeline construction management services, typically for cost plus a fixed fee. The Other Operations segment also includes the Partnership’s ownership and operation of an ammonia pipeline acquired in November 2005, and its majority ownership of a crude butadiene pipeline located in Texas (the “Sabina Pipeline”).

The Partnership entered into equity and debt financings to fund its asset acquisitions in 2005 and 2004. These financings are more fully described under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Summary operating results for the Partnership were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per unit amounts)
Revenue	$408,446	$323,543	$272,947
Costs and expenses	247,133	201,399	163,612
Operating income	161,313	122,144	109,335
Other income (expenses)	(61,355)	(39,182)	(79,181)
Net income	$99,958	$82,962	$30,154
Earnings per unit—basic	$2.69	$2.76	$1.05
Earnings per unit—assuming dilution	$2.69	$2.75	$1.05

In 2003, the Partnership repaid $240 million of Senior Notes of Buckeye. In conjunction with this repayment, the Partnership incurred a yield maintenance premium of $45.5 million, which has been reflected in other income (expenses) in the Partnership’s financial statements. The Partnership’s 2003 net income before the yield maintenance premium was $75.6 million, or $2.64 per unit.

To supplement its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Partnership’s management has used the financial measure of “net income before the yield maintenance premium.” The Partnership has presented net income before the yield maintenance premium in this discussion to enhance an investor’s overall understanding of the way that management analyzes the Partnership’s financial performance. Specifically, the Partnership’s management used the presentation of net income before the yield maintenance premium to allow for a more meaningful comparison of the Partnership’s operating results in 2005 and 2004 (which were not impacted by the yield maintenance premium) to 2003 (which were impacted by the yield maintenance premium). The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

A reconciliation of 2003 net income before the yield maintenance premium to 2003 net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, is as follows:

(In thousands)
Net income before the yield maintenance premium	$75,618
Yield maintenance premium	(45,464)
Net income	$30,154

The improvement in revenues and operating income in 2005 compared to 2004, and 2004 compared to 2003, is generally due to the expansion of the Partnership’s operations through the addition of the Northeast Pipelines and Terminals in 2005 and the Midwest Pipelines and Terminals in 2004. Earnings per unit were impacted by the issuance of 5.5 million LP Units in October 2004, 1.1 million LP Units in February 2005 and 2.5 million LP Units in May 2005.

Revenues and operating income by operating segment for each of the three years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues:
Pipeline Operations	$306,849	$264,010	$234,012
Terminalling and Storage	68,822	26,362	15,352
Other Operations	32,775	33,171	23,583
Total	$408,446	$323,543	$272,947
Operating income:
Pipeline Operations	$124,245	$104,227	$98,459
Terminalling and Storage	29,666	11,900	4,570
Other Operations	7,402	6,017	6,306
Total	$161,313	$122,144	$109,335

Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation. See Item 1—“Business—Competition and Other Business Considerations.”

2005 Compared to 2004

Total revenues for the year ended December 31, 2005 were $408.4 million, $84.9 million or 26.2% greater than revenue of $323.5 million in 2004.

Pipeline Operations:

Revenue from pipeline transportation of petroleum products was $306.8 million in 2005 compared to $264.0 million in 2004. The increase of $42.8 million in transportation revenue was primarily the result of:

•       a Wood River transportation revenue increase of $23.5 million (Wood River’s assets were acquired on October 1, 2004);

•       BPL Transportation revenue of $12.1 million (BPL Transportation’s assets were acquired on May 5, 2005);

•       a 3.7% average tariff rate increase effective May 1, 2005, and a 2.8% average tariff rate increase effective May 1, 2004;

•       a 2.8%, or $3.5 million increase, net of Wood River and BPL Transportation, in gasoline transportation revenue on a 1.0% decrease in gasoline volumes delivered;

•       a 3.2%, or $1.3 million increase, net of Wood River and BPL Transportation, in jet fuel transportation revenue on a 0.5% increase in jet fuel volumes delivered;

•       a 4.2%, or $2.7 million increase, net of Wood River and BPL Transportation, in distillate transportation revenue on a 2.4% increase in distillate volumes delivered;

•       a decrease in liquefied petroleum gas (“LPG”) transportation revenue of $1.0 million as a result of lower LPG volumes delivered;

•       a decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $3.4 million;

•       a $3.7 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac Reno.

Product deliveries for each of the three years ended December 31, including Wood River and BPL Transportation product deliveries, were as follows:

	Average Barrels per Day
	2005	2004	2003
Product
Gasoline	721,200	609,000	578,800
Distillate	323,600	293,000	285,400
Turbine Fuel	319,600	273,100	248,500
LPG’s	16,300	21,100	19,100
Other	4,700	4,400	4,600
Total	1,385,400	1,200,600	1,136,400

During the three months in 2004 that the Partnership owned the Wood River pipeline system, volumes on the Wood River pipeline system averaged 196,000 barrels per day. Volumes on all of the Partnership’s other pipelines (excluding the Wood River pipeline system) averaged 1,151,400 barrels per day for 2004.

During the approximate eight months in 2005 that the Partnership owned the BPL Transportation pipeline system, volumes on the BPL Transportation pipeline system averaged 74,400 barrels per day. Volumes on all of the Partnership’s other pipelines (excluding the BPL Transportation pipeline system) averaged 1,335,800 barrels per day for 2005.

Terminalling and Storage:

Terminalling and storage revenues of $68.8 million in 2005 increased by $42.5 million from the comparable period in 2004.

The terminals acquired from Shell on October 1, 2004 (the “Shell Terminals”) generated terminalling and storage revenues of $48.9 million in 2005. This was $39.7 million greater than the terminalling and storage revenues generated by the Shell terminals during the three months they were owned by the Partnership in 2004. The terminals acquired from ExxonMobil on May 5, 2005 (the “ExxonMobil Terminals”) generated terminalling and storage revenues of $3.9 million in 2005.

Terminalling and storage revenues at other facilities owned by the Partnership were $16.0 million in 2005, a decline of $1.1 million from 2004. The decline in revenue resulted from a decrease in throughput charges of $1.8 million that was partially offset by a $0.7 million increase in rent and incidental charges.

Average daily throughput for the refined products terminals for the years ended December 31 were as follows:

	Year Ended December 31,
	2005	2004	2003
Refined products throughput (barrels per day)	419,200	160,900	73,000

Other Operations:

Revenue from other operations of $32.8 million for the year ended December 31, 2005 decreased by $0.4 million from the comparable period in 2004. Revenues from other operating activities include revenue from pipeline construction activities of $12.0 million, contract operating services of $14.2 million and rental revenues of $6.6 million.

Operating Expenses

Costs and expenses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Operating Expenses
	2005	2004	2003
	(In thousands)
Payroll and payroll benefits	$72,882	$61,094	$54,685
Depreciation and amortization	36,760	25,983	22,562
Operating power	26,240	22,976	21,899
Outside services	24,408	19,896	18,806
Property and other taxes	16,579	13,316	10,437
Construction management	8,932	12,287	—
All other	61,332	45,847	35,223
Total	$247,133	$201,399	$163,612

Payroll and payroll benefits costs were $72.9 million in 2005, an increase of $11.8 million over 2004. Of this increase, approximately $7.4 million, which represent payroll and payroll benefit costs for the first nine months of 2005, is related to employees added as a result of the acquisition of the Midwest Pipelines and Terminals on October 1, 2004. Employees hired in connection with the acquisition of the Northeast Pipelines and Terminals added $2.0 million of payroll and payroll benefits costs. Of the remaining increase of $2.4 million of payroll costs, approximately $1.8 million resulted from increases in wage rates in 2005 compared to 2004.

Depreciation and amortization expense of $36.8 million increased by $10.8 million in 2005 over 2004. Depreciation related to the Midwest Pipelines and Terminals for the first nine months of 2005 was $7.6 million. The Northeast Pipelines and Terminals added $2.3 million of depreciation expense in 2005. The remaining increase of $0.9 million resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power, consisting primarily of electricity required to operate pumping facilities, was $26.2 million in 2005, an increase of $3.3 million over 2004. The Midwest Pipelines and Terminals added $2.3 million in operating power costs from January 1 through September 30, 2005, and the Northeast Pipelines and Terminals added $1.7 million in operating power costs from the date of acquisition in May 2005. Increases in operating power costs that resulted from the acquisitions of the Midwest Pipelines and Terminals and Northeast Pipelines and Terminals were partially offset by a decrease of $0.8 million at BGC related to the loss of an operations and maintenance contract with a third party in 2004.

Outside services costs, consisting principally of third-party contract services for maintenance activities, were $24.4 million, an increase of $4.5 million over 2004. Outside services costs related to the Midwest Pipelines and Terminals and Northeast Pipelines and Terminals were $4.5 million for the first nine months of 2005 and $0.8 million, respectively.

Property and other taxes were $16.6 million in 2005, an increase of $3.3 million over 2004. Property and other taxes related to the Midwest Pipelines and Terminals were $1.9 million for the first nine months in 2005. The Northeast Pipelines and Terminals added $1.3 million of property and other taxes since its date of acquisition in May 2005. Of the remaining increase, the Partnership experienced higher real property tax assessments in several states.

Construction management costs were $8.9 million in 2005, a decrease from the prior year by $3.4 million. The decrease in construction management costs is a result of the completion of a major construction contract with a chemical company which began in 2004 and was completed in the first quarter of 2005.

All other costs were $61.3 million in 2005 compared to $45.8 million in 2004, an increase of $15.5 million. Other costs related to the Midwest Pipelines and Terminals during the first nine months of 2005 and Northeast Pipelines and Terminals since their acquisition in May 2005 added $7.1 million and $3.8 million, respectively. The Partnership experienced an increase of $3.5 million in costs related to a product supply arrangement over such costs in 2004. Casualty losses, net of the Midwest Pipelines and Terminals and Northeast Pipelines and Terminals, increased by $1.1 million primarily as a result of pipeline and terminal product releases in 2005.

Costs and expenses by segment for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Total costs and expenses
Pipeline Operations	$182,604	$159,783	$135,553
Terminalling and Storage	39,156	14,462	10,782
Other Operations	25,373	27,154	17,277
Total	$247,133	$201,399	$163,612

Total other income (expenses) for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Investment and equity income	$5,940	$6,005	$3,628
Interest and debt expense	(43,357)	(27,614)	(22,758)
Premium paid on retirement of debt	—	—	(45,464)
General Partner incentive compensation	(20,180)	(14,002)	(11,877)
Minority interests and other	(3,758)	(3,571)	(2,710)
Total	$(61,355)	$(39,182)	$(79,181)

Other income (expenses) was a net expense of $61.4 million in 2005, compared to a net expense of $39.2 million in 2004. Investment income in 2005 was consistent with investment income generated in 2004.

The Partnership incurred interest expense of $43.4 million in 2005 compared to interest expense of $27.6 million incurred in 2004, which is an increase of $15.8 million. Approximately $11.3 million of the interest expense incurred in 2005 related to its 5.300% Notes due 2014, which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals. The Partnership incurred approximately $3.2 million in interest expense related to the 5.125% Notes due 2017, which were issued in June 2005 primarily in connection with the acquisition of the Northeast Pipelines and Terminals. Interest expense was reduced by $2.6 million in 2004 as a result of the interest rate swap in effect until December 2004. Increases in interest expense in 2005 were partially offset by an increase in capitalized interest which is due to an increase in the number of capital projects in 2005.

General Partner incentive compensation was $20.2 million in 2005 compared to $14.0 million in 2004, an increase of $6.2 million. The increase in incentive compensation paid to the General Partner resulted from the issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP Units in May 2005, the full year impact of the issuance of the 5.5 million LP units in October 2004 and an increase in the quarterly distribution rate to Unitholders in 2005 compared to 2004.

2004 compared to 2003

Total revenues for the year ended December 31, 2004 were $323.5 million, $50.6 million or 18.5% greater than revenue of $272.9 million in 2003.

Pipeline Operations:

Revenue from Pipeline Operations was $264.0 million in 2004 compared to $234.0 million in 2003. The increase of $30.0 million in transportation revenue was primarily the result of:

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

•       a 25.0% increase in LPG transportation revenue of $0.9 million on a 10.8% increase in LPG volumes delivered; and

•       $7.5 million related to a product supply arrangement and certain refined products pipeline maintenance services being recorded on a gross basis rather than the net-of-cost basis previously used.

Terminalling and Storage:

Terminalling and Storage revenues of $26.4 million in 2004 increased by $11.0 million from the comparable period in 2003. Of this increase, $9.2 million related to throughput revenue generated by the terminals acquired from Shell on October 1, 2004. The remaining increase of $1.8 million was primarily due to increases in rent and incidental revenues.

Other Operations:

Contract operations revenue of $33.2 million for the year ended December 31, 2004 increased by $9.6 million from the comparable period in 2003. Revenue from pipeline construction activities increased by $12.7 million in 2004, due to a new contract, but was partially offset by a decline in contract operation service revenue of $3.2 million which resulted from the loss of an operations and maintenance contract with a third party.

Operating Expenses

Payroll and payroll benefits costs were $61.1 million in 2004, an increase of $6.4 million over 2003. Of this increase, approximately $3.9 million is related to employees added as a result of the acquisition of the Midwest Pipelines and Terminals on October 1, 2004. The Partnership hired approximately 104 employees in 2004, most of whom previously worked for Shell primarily on the Midwest Pipelines and Terminals. The employees were hired as employees of Services Company. Of the remaining increase of $2.5 million of payroll costs in 2004, approximately $1.2 million resulted from recording expenses from operation services contracts on a gross basis, rather than the net-of-cost basis previously used. The balance of the increase resulted principally from increases in wage rates in 2004 compared to 2003, as well as increased employee benefits (principally related to retiree medical costs), partially offset by increased salaries and wages capitalized as part of maintenance and expansion capital projects.

Depreciation and amortization expense of $26.0 million increased by $3.4 million in 2004 over 2003. Depreciation related to the Midwest Pipelines and Terminals was $2.5 million. The remaining increase of $0.9 million resulted from the Partnership’s ongoing expansion capital program.

Operating power, consisting primarily of electricity required to operate pumping facilities, was $23.0 million in 2004, an increase of $1.1 million over 2003. The Midwest Pipelines and Terminals added $0.7 million in operating power costs from the date of their acquisition on October 1, 2004. Of the remaining increase of $0.4 million, in operating power costs, increases at Buckeye and Laurel of $1.4 million (related to higher volumes) were partially offset by a decrease of $1.0 million at BGC related to the loss of an operations and maintenance contract with a third party in 2004.

Outside services costs, consisting principally of third-party contract services for maintenance activities, were $19.9 million, an increase of $1.1 million over 2003. Outside services costs related to the Midwest Pipelines and Terminals were $1.6 million. Pipeline and terminals operations added approximately $0.7 million related to ongoing maintenance activities, which were more than offset by reductions of $1.2 million at BGC that resulted from the loss of an operations and maintenance contract with a third party in 2004.

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

All other costs were $45.8 million in 2004 compared to $35.2 million in 2003, an increase of $10.6 million. Of this increase, $3.7 million resulted from recording certain expenses on a gross basis compared to the net-of-cost basis previously used, including fuel purchases by WesPac Reno ($3.0 million) and costs related to an operation services contract ($0.7 million). Other costs related to the Midwest Pipelines and Terminals added $2.3 million. Casualty losses increased by $1.4 million in 2004 primarily as a result of pipeline and terminal releases. In addition, in August 2004, BGC elected to be treated as a corporation for Federal income tax purposes. The Partnership accrued $0.5 million, included in operating expenses, related to these income taxes incurred during the period after BGC elected to be treated as a corporation for Federal income tax purposes. Professional fees increased by $1.2 million, principally associated with Sarbanes-Oxley compliance and a restructuring of certain agreements between the General Partner’s entities and the Partnership. The remainder of the increases related to various other pipeline operating costs.

Other income (expense) was a net expense of $39.2 million in 2004 compared to net expense of $79.2 million in 2003. In 2003, the Partnership paid a yield maintenance premium of $45.5 million on the retirement of the $240 million Senior Notes of Buckeye. No such premium was incurred in 2004. Investment income of $6.0 million in 2004 increased by $2.4 million from 2003, which resulted from a full year’s investment income from West Texas LPG Pipeline, L.P. (“WTP”) compared to five months of such investment income in 2003 (the Partnership’s 20% interest in WTP was acquired in August 2003) and increased earnings from the Partnership’s ownership interest in West Shore. Interest expense was $27.6 million in 2004 compared to $22.8 million in 2003, an increase of $4.8 million. The Partnership incurred approximately $3.3 million in interest related to its 5.300% Notes due 2014 which were issued in October 2004 in connection with the acquisition of the Midwest Pipelines and Terminals. The balance of the increase in interest expense resulted from higher average balances outstanding on the Partnership’s 5-year revolving line of credit in the second half of the 2004 compared to 2003, a portion of which was related to the acquisition of the Midwest Pipelines and Terminals.

General Partner incentive compensation was $14.0 million in 2004 compared to $11.9 million in 2003 as a result of the issuance of 5.5 million LP Units in October 2004 as well as a higher limited partnership cash distributions paid throughout 2004 compared to 2003. Minority interests and other of $3.6 million increased by $0.9 million.

Liquidity and Capital Resources

The Partnership’s financial condition at December 31, 2005, 2004, and 2003 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of December 31,
	2005	2004	2003
Current ratio(1)	1.6 to 1	1.5 to 1	1.4 to 1
Ratio of cash, cash equivalents and trade receivables to current liabilities	1.0 to 1	.8 to 1	.8 to 1
Working capital (in thousands)(2)	$36,215	$27,435	$17,720
Ratio of total debt to total capital(3)	.54 to 1	.57 to 1	.54 to 1
Book value (per Unit)(4)	$19.88	$17.53	$13.03

(1)          current assets divided by current liabilities

(2)          current assets minus current liabilities

(3)          long-term debt divided by long-term debt plus total partners’ capital

(4)          total partners’ capital divided by total units outstanding at year-end.

During 2005, 2004 and 2003, the Partnership’s principal sources of cash were cash from operations, borrowings under its revolving credit facility and proceeds from the financing transactions described under Cash Flows from Financing Activities below. The Partnership’s principal uses of cash are capital expenditures, investments and acquisitions, distributions to Unitholders and repayments of borrowings.

At December 31, 2005, the Partnership had $900.0 million aggregate face amount of long-term debt, which consisted of $300 million of the Partnership’s 4 5/8% Notes due 2013 (the “4 5/8% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6¾% Notes due 2033 (the “6¾% Notes”) and $125 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”) along with $50 million borrowed under the Partnership’s revolving credit facility described below.

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

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at December 31, 2005, will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At December 31, 2005, the Partnership had $50.0 million outstanding under the Credit Facility and the weighted average interest rate was 5.85%, consisting of $30 million borrowed at a LIBOR rate of 4.91% and $20 million borrowed at the base rate of 7.25%.

The Credit Facility contains covenants and provisions that:

•       Restrict the Partnership’s and certain subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•       Prohibit the Partnership and certain subsidiaries from creating or incurring certain liens on its property;

•       Prohibit the Partnership and certain subsidiaries from disposing of property material to its operations; and

•       Limit consolidations, mergers and asset transfers by the Partnership and certain subsidiaries.

The Credit Facility requires that the Partnership and its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio.” The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership (including the current portion, if any) to the Partnership’s earnings before interest, taxes, depreciation, depletion and amortization and incentive compensation payments to the General Partner (“Adjusted EBITDA”), for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At December 31, 2005, the Partnership’s Funded Debt Ratio was 4.37 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets. The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter. As of December 31, 2005, the Partnership’s Fixed Charge Coverage Ratio was 2.98 to 1.00.

At December 31, 2005, the Partnership was in compliance with the remainder of its covenants under the Credit Facility.

In January 2006, the Partnership borrowed an additional $93 million under the Credit Facility in order to fund the acquisitions of a terminal in Niles, Michigan and a natural gas liquids pipeline located in Colorado and Kansas.

The Partnership’s financial strategy is to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional LP Units in connection with the Partnership’s acquisitions and internal growth activities in order to maintain acceptable financial ratios, including total debt to total capital. From 2003 through 2005, the Partnership has issued approximately $439.3 million of its LP Units in support of its acquisition and growth strategies and has not experienced any difficulties in accessing equity capital. The Partnership may issue additional LP Units in 2006 and beyond to partially fund acquisitions and internal growth activities, market conditions permitting. The Partnership is subject, however, to changes in the equity markets for its LP Units, and there can be no assurance the Partnership will be able or willing to access the public or private markets for its LP Units in the future. If the Partnership were unable or unwilling to issue additional LP Units, the Partnership would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs.

Based on the Partnership’s existing operations, however, the Partnership anticipates that cash from operations plus amounts available under the Credit Facility will be sufficient to fund its cash requirements for 2006.

Cash Flows from Operations

The components of cash flows from operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Cash Flows from Operations
	2005	2004	2003
	(In thousands)
Net income	$99,958	$82,962	$30,154
Premium paid on retirement of long-term debt	—	—	45,464
Depreciation and amortization	36,760	25,983	22,562
Minority interests	3,758	3,571	2,722
Changes in current assets and liabilities	(1,086)	(13,405)	6,887
Changes in other assets and liabilities	4,587	825	1,583
Other	(1,499)	(191)	(5)
Total	$142,478	$99,745	$109,367

Cash flows from operations were $142.5 million in 2005, compared to $99.7 million in 2004, an increase of $42.8 million. The principal reason for the increase was the Partnership’s increase in net income of $17.0 million, coupled with an increase in depreciation and amortization of $10.8 million, a non-cash expense. Depreciation and amortization increased by $10.8 million as a result of the inclusion of the Midwest Pipelines and Terminals for twelve months in 2005 compared to three months in 2004, as well as the addition of the Northeast Pipelines and Terminals in May 2005, along with ongoing capital additions. Also, in 2004 the Partnership experienced a $13.4 million increase in working capital resulting from the operations it acquired with the Midwest Pipelines and Terminals which was not repeated in 2005 (working capital increased by $1.1 million). In 2005, an increase in trade and other receivables of $6.4 million and construction and pipeline relocation receivables of $1.2 million (related to timing of pipeline billings) were principally offset by a reduction in prepaid and other current assets of $5.9 million and an increase in accounts payable and accrued liabilities of $1.2 million. In 2004, trade receivables increased by $15.4 million and construction receivables increased by $4.4 million. The increase in trade receivables was related to increased outstanding billings related primarily to the terminal assets acquired as part of the Midwest Pipelines and Terminals. In connection with terminal revenue, the Partnership bills on a monthly basis, compared to the weekly basis used in pipeline billings. Construction and pipeline relocation receivables increased in 2004 due to an increase in construction activity in the fourth quarter. Prepaid and other current assets increased by $4.4 million in 2004, principally related to insurance receivables associated with environmental claims. Partially offsetting these reductions in 2004 cash from operations were increases in accounts payable of $0.7 million and accrued and other current liabilities of $10.3 million. The 2004 increase in accrued and other current liabilities resulted from an increase in accrued interest payable related to the timing of the semi-annual interest payments due on the Partnership’s 5.300% Notes issued in October 2004 and an increase in accrued environmental liabilities.

Cash flows from operations were $99.7 million in 2004 compared to $109.4 million in 2003, a decrease of $9.7 million. The principal reason for the decrease was the 2004 increase in working capital of $13.4 million described above compared to a decrease in working capital of $6.9 million in 2003. In 2003, an increase in prepaid and other current assets of $9.9 million was more than offset by increases in accounts payable of $6.4 million and accrued and other current liabilities of $11.7 million. During 2003 trade receivables balances were essentially unchanged. In 2003, accounts payable increased by $6.4 million mostly due to certain insurance amounts payable at year-end. Accrued and other liabilities increased in 2003 by $11.7 million principally due to an increase in accrued interest related to the timing of the semi-annual interest payments due on the Partnership’s 4 5/8% and 6 ¾% Notes. These changes more than offset the increase in net income of $7.3 million in 2004 to $82.9 million compared to net income before the yield maintenance premium of $75.6 million in 2003. Depreciation and amortization, a non-cash expense, increased by $3.4 million in 2004 compared to 2003 as a result of the addition of the Midwest Pipelines and Terminals and ongoing capital additions.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Investing Activities
	2005	2004	2003
	(In millions)
Capital expenditures	$77.8	$72.6	$42.2
Acquisitions and investments	210.2	518.8	36.0
Other	—	(3.6)	0.8
Total	$288.0	$587.8	$79.0

In 2005, cash used for investments and acquisitions consisted of the Northeast Pipelines and Terminals ($176.3 million), with the balance expended in connection with a terminal acquisition in Taylor, Michigan, a deposit for a natural gas liquids pipeline acquired in January 2006, an ammonia pipeline located near Houston, TX and the acquisition of the remainder of WesPac Reno. In 2004, investments and acquisitions consisted of the acquisition of the Midwest Pipelines and Terminals. In 2003, the Partnership invested $36.0 million for a 20% interest in WTP ($28.5 million) and an additional 7% interest in West Shore ($7.5 million). In addition, in December 2005, the Partnership acquired an approximately 26-mile pipeline and a 40% interest in Muskegon Pipeline LLC (“Muskegon”), which owns an approximately 170-mile pipeline which extends from Griffith, IN to Muskegon MI (together, the “Pipeline Interests”). The Pipeline Interests were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of the Partnership’s pipelines and a terminal. The Partnership has recorded the Pipeline Interests at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon.

Capital expenditures are summarized below:

	Capital Expenditures
	2005	2004	2003
	(In millions)
Sustaining capital expenditures:
Operating infrastructure	$12.9	$11.0	$9.5
Pipeline and tank integrity	10.5	21.8	18.9
Total sustaining	23.4	32.8	28.4
Expansion and cost reduction	54.4	39.8	13.8
Total	$77.8	$72.6	$42.2

During 2005, the Partnership’s capital expenditures of $77.8 million increased by $5.2 million from $72.6 million in 2004. In 2005, sustaining capital expenditures decreased by $9.4 million to $23.4 million principally as a result of a reduction in pipeline and tank integrity capital expenditures of $11.3 million, which was only partially offset by an increase in operating infrastructure expenditures of $1.9 million. The reduction in pipeline and tank integrity expenditures occurred because (1) the Partnership completed much of the integrity work required, including electronic internal inspections, other integrity expenditures and associated repairs and improvements, as part of its comprehensive plan to comply with legal requirements and to improve the reliability of the Partnership’s pipelines and terminals (see “Business—Environmental Matters” and “Business—Pipeline Regulation and Safety Matters”) and (2) an increasing amount of the Partnership’s integrity expenditures were charged to expense in 2005 compared to 2004.

As discussed under Critical Accounting Policies and Estimates below, until December 31, 2005, the Partnership’s initial integrity expenditures have been capitalized as part of pipeline cost when such expenditures improve or extend the life of the pipeline or related assets. Subsequent integrity expenditures have been expensed as incurred. In 2005, approximately $3.0 million of integrity expenditures were expensed, compared to $0.9 million in 2004. As of January 1, 2006, the Partnership will begin charging all internal inspection integrity expenditures to expense, whether or not such expenditures are the initial or subsequent internal inspection. The Partnership expects to charge $7 million to $10 million of internal integrity expenditures to expense in 2006.

Operating infrastructure expenditures increased to $12.9 million principally as a result of $5.3 million of integration expenditures undertaken in connection with the acquisition of the Midwest Pipelines and Terminals in October 2004 and the acquisition of the Northeast Pipelines and Terminals in May 2005. The Partnership does not anticipate significant capital expenditures related to the integration of these assets in 2006.

Expansion and cost reduction capital expenditures were $54.4 million in 2005, an increase of $14.6 million from $39.8 million in 2004. The majority of these expenditures related to two major projects. During 2005, the Partnership expended $33.7 million on an approximately 11-mile pipeline and associated terminal to serve Federal Express at the Memphis International Airport. This project is being implemented by WesPac Pipelines-Memphis, LLC, a 75%-owned affiliate of the Partnership. The pipeline and terminal construction project is supported by a long-term throughput and deficiency agreement entered into between WesPac Pipelines-Memphis, LLC and Federal Express. The project is expected to be commissioned and enter commercial service in the first quarter of 2006. In 2004, approximately $10.3 million was expended in connection with this project. Also in 2005, the Partnership expended approximately $9.3 million to complete a major expansion of the Partnership’s Laurel pipeline across Pennsylvania. The project involved the construction of two new pump stations, and the expansion of an existing pump station at Macungie, Pennsylvania, and increased the capacity of the Laurel pipeline by approximately 17%. In 2004, approximately $11.0 million was expended in connection with this project. The remaining $11.4 million of expansion and cost reduction capital expended in 2005 related to various other projects including a butane blending project associated with the Partnership’s Macungie, Pennsylvania station. In 2004, the Partnership expended approximately $12.8 million to complete the replacement of approximately 45 miles of pipeline in the Midwest between Lima, Ohio and Huntington, Indiana. The pipeline replacement project improved the reliability of the pipeline and expanded its capacity.

During 2004, the Partnership’s capital expenditures of $72.6 million increased by $30.4 million from 2003. During 2004, the Partnership’s sustaining capital expenditures of $32.8 million increased by $4.4 million over 2003. In 2004 and 2003, the Partnership continued to emphasize its pipeline and tank integrity projects, including electronic internal inspections and other integrity assessments and associated repairs, as part of its comprehensive program to comply with legal requirements and to improve the reliability of the Partnership’s pipelines and terminals.

Expansion and cost reduction expenditures of $39.8 million increased by $26.0 million in 2004 over 2003. These expenditures related primarily to three projects. The first project, which commenced in 2003, involved the replacement of approximately 45 miles of pipeline in the Midwest between Lima, Ohio and Huntington, Indiana, for which approximately $12.8 million was expended in 2004. The remaining projects, which are mentioned above, included the Laurel pipeline expansion and the 11-mile pipeline and associated terminal construction project serving Federal Express at the Memphis International Airport.

Total capital expenditures among the Partnership’s three operating segments were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In millions)
Pipeline Operations	$70.3	$67.3	$34.8
Terminalling and Storage	7.0	3.6	2.6
Other Operations	.5	1.7	4.8
Total	$77.8	$72.6	$42.2

The Partnership expects to spend approximately $80 million in capital expenditures in 2006, of which approximately $30 million is expected to relate to sustaining capital expenditures and $50 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs, upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.

Expansion and cost reduction expenditures include projects to facilitate increased pipeline volumes, extend the pipeline incrementally to new facilities, expand terminal facilities or improve the efficiency of operations. Among the projects expected to be substantially completed in 2006 are a pipeline connection from a propane storage facility in Illinois to our Wood River pipeline system and the acquisition of a terminal in Indiana expected to enhance pipeline volumes on the Wood River pipeline system.

Cash Flows from Financing Activities

In order to fund its acquisition and internal growth opportunities (including the May 2005 acquisition of the Northeast Pipelines and Terminals and the October 2004 acquisition of the Midwest Pipelines and Terminals), the Partnership issued debt and equity securities in each of 2005, 2004 and 2003, and borrowed amounts under the Credit Facility (a portion of which were repaid with the proceeds from the issuance of debt and equity securities).

The Partnership’s financing transactions are summarized as follows:

Equity Securities:

On May 17, 2005, the Partnership issued 2.5 million LP Units in an underwritten public offering at $45.20 per LP Unit. Proceeds from the offering, after underwriters’ discount of $1.80 per LP Unit and offering expenses, were approximately $108.4 million. Proceeds from the offering were used in part to repay $108 million that was outstanding under the Credit Facility.

On February 7, 2005, the Partnership issued 1.1 million LP Units in an underwritten public offering at $45.00 per LP Unit. Proceeds from the offering, after underwriters’ discount of $1.46 per LP Unit and offering expenses, were approximately $47.7 million. Proceeds from the offering were used to reduce amounts outstanding under the Credit Facility and to fund the Partnership’s expansion and cost reduction capital expenditures.

On October 19, 2004, the Partnership issued 5.5 million LP Units in an underwritten public offering at $42.50 per LP Unit. Proceeds from the LP Unit offering were approximately $223.3 million after underwriters’ discount of $1.806 per LP Unit and offering expenses and were used to reduce amounts outstanding under the Credit Facility.

On February 28, 2003, the Partnership issued 1,750,000 LP Units in an underwritten public offering at $36.01 per LP unit. Net proceeds from the Partnership, after underwriters’ discount of $1.62 per LP Unit and offering costs, were approximately $59.9 million. The net proceeds were used to repay a portion of amounts outstanding under the Partnership’s credit facility.

Debt Securities:

On June 30, 2005, the Partnership sold $125 million aggregate principal of its 5.125% Notes due July 1, 2017 in an underwritten public offering. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.5 million. Proceeds from the offering were used in part to repay $122.0 million that was outstanding under the Credit Facility.

On October 1, 2004, in connection with the acquisition of the Midwest Pipelines and Terminals, the Partnership borrowed a total of $490.0 million, consisting of $300.0 million under a 364-day interim loan (the “Interim Loan”) and $190.0 million under the Credit Facility. On October 12, 2004, the Partnership sold $275.0 million aggregate principal amount of its 5.300% Notes due 2014 in an underwritten public offering. Proceeds from the note offering, after underwriter’s discount and commissions, were approximately $272.1 million. Proceeds from the note offering, together with additional borrowings under the Credit Facility, were used to repay the Interim Loan.

On July 7, 2003, the Partnership sold $300 million aggregate principal amount of its 4.625% Notes due 2013 in an underwritten public offering. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $296.4 million. On August 14, 2003, the Partnership sold $150 million aggregate principal amount of its 6 3/4% Notes due 2033 in a Rule 144A offering. The Notes were subsequently exchanged for equivalent notes which are publicly traded. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $148.1 million. Proceeds from these offerings were used in part to repay all amounts then outstanding under the Partnership’s prior credit facility and to repay the Buckeye $240 million Senior Notes and applicable yield maintenance premium of $45.5 million.

In connection with the repayment of the $240 million Senior Notes, Buckeye was required to pay a yield maintenance premium of $45.5 million. The yield maintenance premium was charged to expense in 2003 in the Partnership’s consolidated financial statements.

In addition to the above, the Partnership borrowed $250 million, $320 million and $24 million, and repaid $273 million, $247 million and $189 million under the Credit Facility or its prior credit facilities in 2005, 2004 and 2003, respectively.

Distributions to Unitholders increased to $104.3 million in 2005, compared to $80.2 million in 2004 and $72.4 million in 2003. Distributions in 2005 increased over 2004 as a result of increases in the unit distribution rate, the issuance of the 3.6 million LP Units in 2005 and the payment of four quarters of distributions on the 5.5 million LP Units issued in October 2004 compared to only one quarter in 2004. Distributions in 2004 increased over 2003 as a result of increases in the unit distribution rate and the issuance of the 5.5 million LP Units in October 2004.

Debt Obligations, Credit Facilities and Other Financing

At December 31, 2005, the Partnership had $900.0 million in aggregate outstanding long-term debt, consisting of $125 million of the 5.125% Notes due 2017, $275 million of the 5.300% Notes due 2014, $300 million of the 4 5/8% Notes due 2013, $150.0 million of the 6¾% Notes due 2033 and $50 million outstanding under the Credit Facility. The terms of the Credit Facility are described in “Liquidity and Capital Resources” above. At December 31, 2005, the Partnership had $348.7 million available under the Credit Facility, with $1.3 million allocated in support of certain operational letters of credit.

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

Operating Leases

The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2005 are approximately $4.2 million for each of the next five years. Substantially all of these lease payments may be canceled at any time should the leased property no longer be required for operations.

The General Partner leases space in an office building and certain office equipment and charges these costs to the Operating Subsidiaries. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these noncancelable operating leases at December 31, 2005 were as follows: $888,000 for 2006, $435,000 for 2007, $305,000 for 2008 and none thereafter.

Buckeye is a party to an energy services agreement for certain pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next six years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye’s use of the natural gas engines has exceeded the minimum annual requirement in 2003, 2004, and 2005.

Rent expense under operating leases was $8,740,000, $8,477,000 and $7,824,000 for 2005, 2004 and 2003, respectively.

Contractual Obligations

Contractual obligations are summarized in the following table:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$900,000	$—	$—	$50,000	$850,000
Interest payable on fixed long-term debt obligations	586,137	44,981	89,963	89,963	361,230
Acquisitions	92,300	92,300	—	—	—
Operating leases	1,628	888	740	—	—
Other long-term obligations	10,458	1,743	3,486	3,486	1,743
Rights-of-way payments	20,930	4,186	8,372	8,372	—
Purchase obligations	16,933	16,933	—	—	—
Total contractual cash obligations	$1,628,386	$161,031	$102,561	$151,821	$1,212,973

Interest payable on fixed long-term debt obligations include semi-annual payments required for the Partnership’s 4 5/8% Notes, its 6 3/4% Notes, its 5.300% Notes and its 5.125% Notes.

Amounts for acquisitions represents amounts for which the Partnership was contractually obligated to close, in January 2006, including a refined petroleum products terminal located in Niles, Michigan and a 350-mile natural gas liquids pipeline.

Other long-term obligations represent the minimum payments due under the energy services agreement for the purchase of natural gas to fuel the pumping equipment at Linden, New Jersey discussed above.

Purchase obligations generally represent commitments for recurring operating expenses or capital projects.

The Partnership’s obligations related to its pension and postretirement benefit plans are discussed in Note 12 in the Partnership’s accompanying consolidated financial statements.

Environmental Matters

The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as the Partnership’s own standards relating to protection of the environment, cause the Operating Subsidiaries to incur current and ongoing operating and capital expenditures. Environmental expenses are incurred in connection with emergency response activities associated with the release of petroleum products to the environment from the Partnership’s pipelines and terminals, and in connection with longer term environmental remediation efforts which may involve groundwater monitoring and treatment. The Partnership regularly incurs expenses in connection with these environmental remediation activities. In 2005, the Operating Subsidiaries incurred operating expenses of $9.3 million and, at December 31, 2005, had $21.4 million accrued for environmental matters. At December 31, 2005, the Partnership estimates that approximately $8 million of environmental expenditures incurred will be covered by insurance. These recovery amounts have not been included in expense in the Partnership’s financial statements. The Partnership maintains environmental liability insurance covering all of its pipelines and terminals with a per occurrence deductible in the amount of $2.5 million. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly rigorous environmental laws.

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

Employee Stock Ownership Plan

Services Company provides an employee stock ownership plan (the “ESOP”) to the majority of its regular full-time employees hired before September 16, 2004. Effective September 16, 2004, new employees do not participate in the ESOP including employees hired by Services Company from BGC, Buckeye Terminals and Norco on December 26, 2004. The ESOP owns all of the outstanding common stock of Services Company. Services Company owns 2,359,996 LP Units of the Partnership. At December 31, 2005, the ESOP was directly obligated to a third-party lender for $33.6 million of 3.60% Notes due 2011 (the “ESOP Notes”). The ESOP Notes were issued on May 4, 2004 to refinance Services Company’s 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are secured by 2,359,996 shares of Services Company’s common stock. The Partnership has committed that, in the event that the value of the 2,359,996 LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Services Company LP Units and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the Services Company LP Units returns to an amount which exceeds the 125% minimum. At December 31, 2005, the value of the LP Units was approximately $100 million, which exceeded the 125% minimum requirement.

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

The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership’s obligation to reimburse its general partner and the parent of its general partner for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to its general partner, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, which are required to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the “top-up reserve”), except that the Partnership has no obligation to fund the accelerated portion of the ESOP Notes upon a default. The Partnership will also incur ESOP-related costs for routine administrative costs and taxes associated with annual taxable income on the sale of LP Units, if any. Total ESOP related costs charged to earnings were $0.2 million in 2005, $0.6 million in 2004 and $1.1 million in 2003.

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

Approximately 87% of the Partnership’s consolidated assets consist of property, plant and equipment. Property, plant and equipment consists of pipeline and related transportation facilities and equipment, including land, rights-of-way, buildings and leasehold improvements and machinery and equipment. Pipeline assets are generally self-constructed, using either contractors or the Partnership’s own employees. Additions and improvement to the pipeline are capitalized based on the cost of the improvement while repairs and maintenance are expensed.

Prior to January 1, 2006, pipeline integrity expenditures were capitalized the first time such expenditures were incurred, when such expenditures improved or extended the life of the pipeline or related assets. Subsequent integrity expenditures were expensed as incurred. During 2005, 2004 and 2003, the Partnership capitalized $10.5 million, $21.8 million and, $18.9 million, respectively, of integrity expenditures. In 2005 and 2004, the Partnership also charged approximately $3.0 million and $0.9 million of similar integrity expenditures to expense.

On June 30, 2005, FERC issued an Order on Accounting for Pipeline Assessment Costs (the “Order”) to address what had been diverse practice by FERC-regulated companies (including natural gas pipelines and refined products petroleum product pipelines like the Partnership) and to enhance comparability of financial statements filed with FERC. The Order, which is effective prospectively commencing January 1, 2006, requires companies to record certain integrity expenditures as capital and other costs as operating expenses in financial reports filed with FERC. The Partnership has determined that, effective January 1, 2006, it will adopt the requirements of the Order for GAAP purposes as well as regulatory purposes. The Partnership does not expect the adoption of the FERC Order for GAAP purposes will have a material effect on the Partnership’s financial statements.

As discussed under “Environmental Matters” above, the Operating Partnerships are subject to federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Partnership’s commitment to a formal plan of action. Accrued environmental remediation related expenses include estimates of direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The Partnership maintains insurance which may cover certain environmental expenditures. During 2005, the Operating Partnerships incurred operating expenses, net of insurance recoveries, of $9.3 million and, at December 31, 2005, had $21.4 million accrued for environmental matters. The environmental accruals are revised as new matters arise, or as new facts in connection with environmental remediation projects require a revision of estimates previously made with respect to the probable cost of such remediation projects.

Related Party Transactions

With respect to related party transactions see Note 16 to the consolidated financial statements and Item 13 “Certain Relationships and Related Transactions.”

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25. SFAS No. 123R is effective for the Partnership by January 1, 2006. The Partnership intends to adopt SFAS No. 123R using the modified prospective method, as permitted under the Statement. The Partnership does not expect the adoption of SFAS No. 123R to have a material effect on the Partnership’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”) which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation became effective for the Partnership in the fiscal quarter ended December 31, 2005. The adoption of FIN 47 did not have a material effect on the Partnership’s consolidated financial statements.

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

On June 30, 2005, the Federal Energy Regulatory Commission (“FERC”) issued an Order on Accounting for Pipeline Assessment Costs to address what has been diverse practice by FERC-regulated pipeline companies (including natural gas pipelines and refined petroleum product pipelines like the Partnership) and to enhance comparability of financial statements filed with FERC. The Order, which is effective prospectively commencing January 1, 2006, requires companies to record certain costs related to pipeline integrity programs as capital and other costs as operating expenses in financial reports filed with FERC. The Partnership has disclosed its practice is to capitalize integrity management expenditures when such expenditures improve or extend the life of the pipeline or related assets. Other integrity management costs are expensed as incurred. The Partnership follows this practice for both reports prepared under GAAP and periodic regulatory reports to FERC. The Partnership has determined that, effective January 1, 2006, it will adopt the requirements of the Order for GAAP purposes as well as regulatory purposes. The Partnership does not expect the adoption of the FERC Order for GAAP purposes will have a material effect on the Partnership’s financial statements.

Forward-Looking Information

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Report on Form 10-K includes “forward-looking, statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,”

“continue,” “estimate,” “expect,” “may,” ‘will,” or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations or contain projections. Specific factors which could cause actual results to differ from those in the forward-looking statements include: (1) price trends and overall demand for refined petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of the Partnership’s tariff rates; (3) liability for environmental claims; (4) security issues affecting our assets, including, among others, potential damage to our assets caused by acts of war or terrorism; (5) unanticipated capital expenditures and operating expenses to repair or replace the Partnership’s assets; (6) availability and cost of insurance on the Partnership’s assets and operations; (7) the Partnership’s ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (8) expansion in the operations of the Partnership’s competitors; (9) the Partnership’s ability to integrate any acquired operations into its existing operations; (10) shut-downs or cutbacks at major refineries that use the Partnership’s services; (11) deterioration in the Partnership’s labor relations; (12) changes in real property tax assessments; (13) disruptions to the air travel system; and (14) interest rate fluctuations and other capital market conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Partnership’s forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on current beliefs and expectations, the Partnership does not assume responsibility for the accuracy and completeness of such statements. Further, the Partnership undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market Risk—Trading Instruments

Currently the Partnership has no derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk—Other than Trading Instruments

The Partnership is exposed to risk resulting from changes in interest rates. The Partnership does not have significant commodity or foreign exchange risk. The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4 5/8% Notes and the 6¾% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility). Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

The Partnership’s practice with respect to derivative transactions has been to have each transaction authorized by the Board of Directors of the General Partner.

At December 31, 2005, the Partnership had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.300% Notes, $300 million of the 4 5/8% Notes and $150 million of the 6¾% Notes. The fair value of these obligations at December 31, 2005 was approximately $858 million. The Partnership estimates that a 1% decrease or increase in rates for obligations of similar maturities would increase or decrease the fair value of these obligations by $73 million. The Partnership’s variable debt obligation under the Credit Facility was $50 million. Based on the balance outstanding at December 31, 2005, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $0.5 million.

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

Item 8.  Financial Statements and Supplementary Data

BUCKEYE PARTNERS, L.P.

Schedules are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of Buckeye GP LLC (the “General Partner”), as general partner of Buckeye Partners, L.P. (the “Partnership”), is responsible for establishing and maintaining adequate internal control over financial reporting of the Partnership Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the General Partner’s internal control over financial reporting of the Partnership as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, the General Partner’s internal control over financial reporting of the Partnership was effective.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the General Partner’s internal control over financial reporting for the Partnership. Their opinion on management’s assessment and their opinion on the effectiveness of the General Partner’s internal control over financial reporting for the Partnership appears herein.

WILLIAM H. SHEA, JR.	ROBERT B. WALLACE
Chief Executive Officer	Senior Vice President, Finance and
Chief Financial Officer

February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Buckeye Partners, L.P. and subsidiaries (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye Partners, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 24, 2006

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

		Year Ended December 31,
	Notes	2005	2004	2003
Revenue	2	$408,446	$323,543	$272,947
Costs and expenses:
Operating expenses	4,16	192,085	158,272	126,152
Depreciation and amortization	2,5,7,8	36,760	25,983	22,562
General and administrative expenses	16	18,288	17,144	14,898
Total costs and expenses		247,133	201,399	163,612
Operating income		161,313	122,144	109,335
Other income (expenses):
Investment and equity income		5,940	6,005	3,628
Interest and debt expense	10	(43,357)	(27,614)	(22,758)
Premium paid on retirement of debt		—	—	(45,464)
General Partner incentive compensation	16	(20,180)	(14,002)	(11,877)
Minority interests and other		(3,758)	(3,571)	(2,710)
Total other income (expenses)		(61,355)	(39,182)	(79,181)
Net income		$99,958	$82,962	$30,154
Net income allocated to General Partner	17	$669	$678	$263
Net income allocated to Limited Partners	17	$99,289	$82,284	$29,891
Weighted average units outstanding:
Basic		37,108	30,103	28,673
Assuming dilution		37,145	30,151	28,748
Earnings per Partnership Unit—basic:
Net income allocated to General and Limited Partners per Partnership Unit		$2.69	$2.76	$1.05
Earnings Per Partnership Unit—assuming dilution:
Net income allocated to General and Limited Partners per Partnership Unit		$2.69	$2.75	$1.05

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

		December 31,
	Notes	2005	2004
Assets
Current assets:
Cash and cash equivalents	2	$24,862	$19,017
Trade receivables	2	38,864	32,498
Construction and pipeline relocation receivables	2	10,571	9,362
Inventories	2	12,997	10,451
Prepaid and other current assets	6	11,074	16,923
Total current assets		98,368	88,251
Property, plant and equipment, net	2,7	1,576,652	1,323,588
Goodwill	5	11,355	11,355
Other non-current assets	8,14	130,492	110,925
Total assets		$1,816,867	$1,534,119
Liabilities and partners’ capital
Current liabilities:
Accounts payable		$16,925	$15,172
Accrued and other current liabilities	4,9,16	45,228	45,644
Total current liabilities		62,153	60,816
Long-term debt	10	899,077	797,270
Minority interests		19,516	18,425
Other non-current liabilities	11,12,16	77,544	52,185
Total liabilities		1,058,290	928,696
Commitments and contingent liabilities	4,15	—	—
Partners’ capital:
General Partner		2,529	2,549
Limited Partner		756,531	603,409
Receivable from exercise of options		(483)	(535)
Total partners’ capital	17	758,577	605,423
Total liabilities and partners’ capital		$1,816,867	$1,534,119

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended December 31,
	Notes	2005	2004	2003
Cash flows from operating activities:
Net income		$99,958	$82,962	$30,154
Adjustments to reconcile income to net cash provided by operating activities:
Premium paid on retirement of long-term debt		—	—	45,464
Depreciation and amortization	5,7,8	36,760	25,983	22,562
Minority interests		3,758	3,571	2,722
Equity earnings		(5,303)	(5,678)	(3,215)
Distributions from equity investments		3,764	5,283	3,118
Amortization of debt discount		40	204	92
Changes in assets and liabilities, net of amounts related to acquisitions:
Trade receivables		(6,366)	(15,386)	91
Construction and pipeline relocation receivables		(1,209)	(4,399)	(630)
Inventories		(575)	(225)	(788)
Prepaid and other current assets		5,853	(4,352)	(9,897)
Accounts payable		1,753	694	6,416
Accrued and other current liabilities		(542)	10,263	11,695
Other non-current assets		1,250	(2,039)	1,488
Other non-current liabilities		3,337	2,864	95
Total adjustments from operating activities		42,520	16,783	79,213
Net cash provided by operations		142,478	99,745	109,367
Cash flows from investing activities:
Capital expenditures	7	(77,772)	(72,631)	(42,145)
Acquisitions and investments	3	(210,199)	(518,790)	(35,988)
Net (expenditures for) proceeds from disposal of property, plant and equipment		(2)	3,583	(840)
Net cash used in investing activities		(287,973)	(587,838)	(78,973)
Cash flows from financing activities:
Net proceeds from issuance of Limited Partnership units		156,101	223,296	59,923
Proceeds from exercise of unit options		1,401	1,577	890
Advances related to pipeline project		—	—	2,232
Proceeds from issuance of long-term debt	10	374,767	894,216	471,757
Payment of long-term debt	10	(273,000)	(547,000)	(429,000)
Debt issuance costs	10	(1,282)	(6,588)	(3,765)
Settlement of hedge of long-term debt		—	2,000	—
Premium paid on retirement of long-term debt		—	—	(45,464)
Distributions to minority interests		(2,341)	(2,942)	(3,077)
Distributions to Unitholders	17,18	(104,306)	(80,172)	(72,375)
Net cash provided by (used in) financing activities		151,340	484,387	(18,879)
Net increase (decrease) in cash and cash equivalents		5,845	(3,706)	11,515
Cash and cash equivalents at beginning of year		19,017	22,723	11,208
Cash and cash equivalents at end of year		$24,862	$19,017	$22,723
Supplemental cash flow information:
Cash paid during the year for interest (net of amount capitalized)		$41,454	$21,784	$13,649
Capitalized interest		$2,325	$844	$464
Cash paid during the year for income taxes		$866	$518	$—
Non-cash changes in assets and liabilities:
Deferred consideration associated with acquisition of pipeline interests		$20,100	$—	$—
Minimum pension liability		$—	$348	$(348)
Fair value hedge accounting		$(235)	$(200)	$200
Environmental liabilities related to acquisitions of Northeast and Midwest Pipelines and Terminals		$2,332	$4,890	$—

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

As of December 31, 2005, the Partnership conducted all of its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”) and Buckeye Pipe Line Transportation LLC (“BPL Transportation”). These entities are hereinafter referred to as the “Operating Subsidiaries.” The Partnership owns an approximate 99% ownership interest in each Operating Subsidiary except Wood River and BPL Transportation, in which it owns a 100% interest. BPH owns directly, or indirectly, a 100% interest in each of Buckeye Terminals, LLC (“Buckeye Terminals”), Norco Pipe Line Company, LLC (“Norco”), Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”) and WesPac Pipelines—Reno LLC (“Reno”). BPH also owns a 75% interest in WesPac Pipelines—Memphis LLC, and a 50% interest in WesPac Pipelines—San Diego LLC (collectively known as “WesPac”), an approximate 25% interest in West Shore Pipe Line Company (“West Shore”), a 20% interest in West Texas LPG Pipeline Limited Partnership (“WTP”) and a 40% interest in Muskegon Pipeline LLC (“Muskegon”). Subsidiaries of BGC also own approximately 63% of two partnerships which own a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas that was completed in March 2003 (the “Sabina Pipeline”).

Buckeye is one of the largest independent pipeline common carriers of refined petroleum products in the United States, with 2,643 miles of pipeline serving 8 states. Laurel owns a 345-mile common carrier refined products pipeline located principally in Pennsylvania. Norco owns a 422-mile refined products pipeline system located primarily in Illinois, Indiana and Ohio. Everglades owns a 37-mile refined products pipeline in Florida. Wood River owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in the midwestern United States. BPL Transportation owns a refined petroleum products pipeline system with mileage of approximately 478 miles. BPH and its subsidiaries provide bulk storage and terminalling services through facilities with an aggregate capacity of 16.6 million barrels of refined petroleum products. Reno provides pipeline transportation service to Reno/Tahoe International Airport. WesPac provides pipeline transportation service to San Diego International Airport and is constructing an 11-mile pipeline and related terminalling and storage facilities at Memphis International Airport.

Most of the assets owned by Wood River and certain terminal assets owned by BPH were acquired from Shell Oil Products, U.S. (“Shell”) on October 1, 2004 for approximately $517 million. BPL Transportation’s assets and certain terminal assets owned by BPH were acquired from affiliates of ExxonMobil Corporation (“ExxonMobil”) on May 5, 2005 for a purchase price of $175 million. See Note 3—Acquisitions and Investments.

BGC is an owner and contract operator of pipelines owned by major chemical companies in the Gulf Coast area. During 2005, BGC purchased a 29-mile ammonia pipeline located near Freeport, Texas. BGC leases a portion of a 23-mile pipeline to a chemical company. In March 2003, BGC completed construction

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION (Continued)

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

Buckeye GP LLC (“the General Partner”) serves as the general partner of the Partnership. As of December 31, 2005, the General Partner owned approximately a 1% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River and BPL Transportation, for an approximate 2% overall general partnership interest in the Partnership’s activities. The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”). MainLine is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and certain members of senior management.

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

Until May 4, 2004, Glenmoor, which had been the indirect parent of the Prior General Partner, was owned by certain directors and members of senior management of the Prior General Partner, trusts for the benefit of their children and certain other management employees of Services Company. On May 4, 2004, each of Glenmoor, BMC and the Prior General Partner converted from a stock corporation to a limited liability company, and the membership interests in Glenmoor were sold to BPL Acquisition L.P. (now MainLine) for approximately $235 million. BPL Acquisition L.P. was formed by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. for the purpose of purchasing the Glenmoor membership interest.

At December 31, 2005, Services Company employed all of the employees that work for the Operating Subsidiaries. At December 31, 2005, Services Company had 801 employees. Prior to December 26, 2004, the employees of Norco, BGC and Buckeye Terminals, each a wholly-owned subsidiary of BPH, were employed directly by each respective entity. On December 26, 2004, these employees became employees of Services Company. As part of the GP Restructuring, the services agreement between the Prior General Partner and Services Company (the “Prior Services Agreement”) was terminated and a new services agreement was entered into among Services Company, the Partnership, the Operating Subsidiaries and their subsidiary companies (the “New Services Agreement”). Under the New Services Agreement, Services Company continues to employ the employees that work for the Operating Subsidiaries, and is reimbursed

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION (Continued)

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

The Partnership maintains its accounts in accordance with the Uniform System of Accounts for Pipeline Companies, as prescribed by the Federal Energy Regulatory Commission (“FERC”). Wood River, Buckeye, BPL Transportation and Norco are subject to rate regulation as promulgated by FERC. Reports to FERC differ from the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”), generally in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission. They include the accounts of the Partnership and its subsidiaries on a consolidated basis. All significant intercompany transactions have been eliminated in consolidation. The financial statements do not include the accounts of the General Partner, MainLine Sub, MainLine or Services Company.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period.

Business Segments

Since the fall of 2004, the Partnership has purchased approximately $720 million of various pipeline and terminal assets. As a result of the integration of those assets, the Partnership is now aligned along the following three reportable segments:

•       Pipeline Operations

•       Terminalling and Storage

•       Other Operations

See Note 21 for further discussion on the Partnership’s segments.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Inventories

Inventories, consisting of materials and supplies such as: pipe, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items are carried at the lower of cost or market based on the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment consist primarily of pipeline and related transportation facilities and equipment. For financial reporting purposes, depreciation on pipe assets is calculated using the straight-line method over the estimated useful life of 50 years. Other plant and equipment is depreciated on a straight line basis over an estimated life of 5 to 50 years. Additions and betterments are capitalized and maintenance and repairs are charged to income as incurred. Generally, upon normal retirement or replacement, the cost of property (less salvage) is charged to the depreciation reserve, which has no effect on income.

The following table represents the depreciation life for the major components of the Partnership’s assets:

Life in Years
Right of way	50
Line pipe and fittings	50
Buildings	50
Pumping equipment	50
Oil tanks	50
Office furniture and equipment	18
Vehicles and other work equipment	11
Servers and software	5

Goodwill

Effective January 1, 2002, the Partnership no longer amortizes goodwill. Goodwill is reviewed for impairment at the reporting unit level, which is consistent with the Partnership’s operating segments,

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

annually on January 1 for potential impairment based on the carrying value of the reporting unit compared to its fair value.

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

Debt Issuance Costs

Costs incurred for debt borrowings are capitalized as paid and amortized over the life of the associated debt instrument. When debt is retired before its scheduled maturity date, any remaining placement costs associated with that debt are expensed.

Fair Value and Hedging Activities

The fair values of financial instruments are determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their carrying values (see Note 10).

The Partnership accounts for hedging activities in accordance with SFAS No. 133 “Accounting for Financial Instruments and Hedging Activities”, SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities.

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

In 2003, the Partnership entered into an interest rate swap contract with a financial institution (see Note 10). The Partnership designated the swap as a fair value hedge at the inception of the contract and utilized the short-cut method provided for in SFAS No. 133. The interest rate swap was terminated on December 8, 2004.

When entering into interest rate swap transactions, the Partnership becomes exposed to both credit risk and market risk. Credit risk occurs when the value of the swap transaction is positive, and the Partnership is subject to the risk that the counterparty will fail to perform under the terms of the contract. The Partnership is subject to market risk with respect to changes in value of the swap. The Partnership manages its credit risk by only entering into swap transactions with major financial institutions with

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investment-grade credit ratings. The Partnership manages its market risk by associating each swap transaction with an existing debt obligation. The Partnership’s practice is to have the Board of Directors of the General Partner approve each swap transaction.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of the Partnership’s debt.

Income Taxes

For federal and state income tax purposes, the Partnership and the Operating Subsidiaries, except for BGC, are not taxable entities. Accordingly, the taxable income or loss of the Partnership and the Operating Subsidiaries other than BGC, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 2005 and 2004, the Partnership’s reported amount of net assets for financial reporting purposes exceeded its tax basis by approximately $394 million and $352 million, respectively.

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

Total income tax expense for the year ended December 31, 2005 and the period August 1, 2004 to December 31, 2004 was $0.9 million and $0.5 million, respectively, and is included in operating expenses.

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

Pensions

Services Company sponsors a defined contribution plan (see Note 12), defined benefit plans (see Note 12) and an employee stock ownership plan (the “ESOP”) (see Note 14) which provide retirement benefits to certain regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement (see Note 12).

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Postretirement Benefits Other Than Pensions

Services Company provides postretirement health care and life insurance benefits for certain of its retirees. Certain other retired employees are covered by a health and welfare plan under a union agreement (see Note 12).

Unit Option and Distribution Equivalent Plan

In 2005, the Partnership accounted for transactions in its Unit Option and Distribution Equivalent Plan in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS No. 123 encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. SFAS No. 123 allowed the Partnership to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which the Partnership elected to do in each of the three years ended December 31, 2005, 2004 and 2003.

If compensation cost had been determined based on the fair value at the time of the grant dates for awards consistent with SFAS No. 123, the Partnership’s net income and earnings per Unit would have been as indicated by the pro forma amounts below:

		2005	2004	2003
		(In thousands, except per Unit amounts)
Net income as reported		$99,958	$82,962	$30,154
Stock-based employee compensation cost included in net income		—	—	—
Stock-based employee compensation cost that would have been included innet income under the fair value method		(241)	(267)	(252)
Pro forma net income as if the fairvalue method had been applied to all awards		$99,717	$82,695	$29,902
Earnings per unit—basic	As reported	$2.69	$2.76	$1.05
	Pro forma	$2.69	$2.75	$1.04
Earnings per unit—assuming dilution	As reported	$2.69	$2.75	$1.05
	Pro forma	$2.68	$2.74	$1.04

See Recent Accounting Pronouncements below with respect to SFAS No. 123R effective January 1, 2006.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2005	2004	2003
	(In thousands, except per Unit amounts)
Net income as reported	$99,958	$82,962	$30,154
Minimum pension liability	—	348	(348)
Comprehensive income	$99,958	$83,310	$29,806
Adjustment to Partners’ Capital related to minimum pension liability	$—	$—	$(348)

Asset Retirement Obligations

The Partnership accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as amended by FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which was effective December 31, 2005. SFAS No. 143 requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded at that time which is then depreciated over the remaining useful life of the asset. After the initial measurement, the obligation is periodically adjusted to reflect changes in the asset retirement obligation’s fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and credit-adjusted risk-free interest rates.

The Operating Subsidiaries’ assets generally consist of underground refined products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities that are owned by the Operating Subsidiaries. The Partnership is unable to predict if and when its pipelines, which generally serve high-population and high-demand markets, would become completely obsolete and require decommissioning. Further, the Operating Subsidiaries’ rights-of-way agreements typically do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Accordingly, the Partnership has recorded no liability, or corresponding asset, in conjunction with the adoption of SFAS No. 143 and FIN 47 because the future dismantlement and removal dates of the Partnership’s assets, and the amount of any associated costs are indeterminable.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) (Continued)

Major Customers and Concentration of Credit Risk

The Partnership has a concentration of trade receivables due from major integrated oil companies, major petroleum refiners, major petrochemical companies, large regional marketing companies and large commercial airlines. These concentrations of customers may affect the Partnership’s overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The consolidated Partnership’s customer base was approximately 160 in 2005. Affiliates of Shell contributed 13% of consolidated Partnership revenue in 2005. This revenue was generated in the Pipeline Operations and Terminalling and Storage segments. Approximately 6% of consolidated revenue generated by Shell was in the Pipeline Operations segment and the remaining 7% of consolidated revenue was generated in the Terminalling and Storage Segment. The 20 largest customers accounted for 63% of consolidated Partnership revenue in 2005. For the years ended December 31, 2004 and 2003, no customer contributed more than 10% of consolidated revenue. The Partnership manages its credit risk through a credit approval process. For certain customers, prepayments are required. The Partnership does not maintain an allowance for doubtful accounts due to its favorable collections experience.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25. SFAS No. 123R is effective for the Partnership on January 1, 2006. The Partnership intends to adopt SFAS No. 123R using the modified prospective method, as permitted under the Statement. The Partnership does not expect the adoption of SFAS No. 123R to have a material effect on the Partnership’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”) which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation became effective for the Partnership in the fiscal quarter ended December 31, 2005. The adoption of FIN 47 did not have a material effect on the Partnership’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles, estimates, and error corrections. This statement is

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) (Continued)

effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

On June 30, 2005, the Federal Energy Regulatory Commission (“FERC”) issued an Order on Accounting for Pipeline Assessment Costs (the “Order”) to address what has been diverse practice by FERC-regulated pipeline companies (including natural gas pipelines and refined petroleum product pipelines like the Partnership) and to enhance comparability of financial statements filed with FERC. The Order, which is effective prospectively commencing January 1, 2006, requires companies to record certain costs related to pipeline integrity programs as capital and other costs as operating expenses in financial reports filed with FERC. The Partnership’s practice is to capitalize integrity management expenditures when such expenditures improve or extend the life of the pipeline or related assets. Other integrity management costs are expensed as incurred. The Partnership follows this practice for both reports prepared under generally accepted accounting principles and periodic regulatory reports to FERC. The Partnership has determined that, effective January 1, 2006, it will adopt the requirements of the Order for generally accepted accounting principles purposes as well as regulatory purposes. The Partnership does not expect the adoption of the Order for generally accepted accounting principles purposes will have a material effect on the Partnership’s financial statements.

3. ACQUISITIONS AND INVESTMENTS

On May 5, 2005, the Partnership acquired a refined petroleum products pipeline system with mileage of approximately 478 miles and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States (the “Northeast Pipelines and Terminals”) for a purchase price of $175 million from affiliates of ExxonMobil.

BPL Transportation acquired the pipeline system, and Buckeye Terminals acquired the four petroleum products terminals.

In connection with the closing of the Northeast Pipelines and Terminals transaction, the Partnership entered into throughput agreements with ExxonMobil in connection with each of the acquired petroleum products terminals. The throughput agreements have an initial term of five years and renew automatically for five successive three-year terms unless terminated by ExxonMobil. The agreements provide that the Partnership will reserve storage capacity at the terminals for ExxonMobil. The parties also agreed on the terminalling fees to be charged to ExxonMobil for volumes throughput at the terminals by ExxonMobil. The amount of storage capacity reserved for ExxonMobil is based initially on historical usage, and will adjust periodically based on ExxonMobil’s actual usage.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND INVESTMENTS (Continued)

The Partnership’s cost of the assets acquired totaled $178.6 million, which consisted of the purchase price of $175 million, accrued environmental obligations of $2.3 million, and direct acquisition costs of $1.3 million. The allocated fair value, based on allocations by the Partnership, of the assets acquired is summarized as follows (in thousands):

Material and supplies inventory	$1,972
Prepaid expenses	288
Land	3,630
Rights-of-way	14,079
Buildings and leasehold improvements	4,043
Machinery, equipment and office furnishings	154,633
Total	$178,645

In connection with the acquisition of the Northeast Pipelines and Terminals, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141—“Business Combinations”. Accordingly, the Partnership allocated the cost of the assets acquired using estimated appraised values established in consultation with a qualified appraiser. In conjunction with the appraisal, the Partnership determined that substantially all of the value of the purchase related to the physical assets acquired, which are generally depreciated over 50 years. Adjustments to the liability for environmental obligations established in conjunction with the purchase will result in increases or decreases in net income by the amounts of any such adjustments. In the fourth quarter of 2005, the Partnership recorded an expense of $2.2 million associated with additional environmental costs identified with the Northeast Pipelines and Terminals. Management continues to evaluate on an ongoing basis the amounts required for environmental obligations.

On December 20, 2005, the Partnership, through Buckeye Terminals, acquired a terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan from Atlas Oil Company (“Atlas”) for $20 million. In connection with the acquisition, the Partnership entered into a throughput agreement and an office space lease with affiliates of Atlas. The Partnership has, on a preliminary basis, allocated the purchase cost to the tangible terminal assets acquired. The Partnership is in the process of determining the final allocation in consultation with a qualified appraiser.

Effective December 1, 2005, the Partnership acquired from affiliates of Marathon Oil Company an approximately 26-mile pipeline and a 40% interest in Muskegon. Muskegon owns an approximately 170-mile pipeline which extends from Griffith, IN to Muskegon, MI. The pipeline and the interest in Muskegon (collectively, the “Pipeline Interests”) were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of the Partnership’s pipelines and a terminal. The Partnership has recorded the Pipeline Interests (and the corresponding obligations) at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon. In connection with the transaction, the parties also entered into throughput agreements related to certain of the Partnership’s pipelines and terminals.

Also in 2005, the Partnership acquired an approximately 29-mile ammonia pipeline located in Texas and, in a separate transaction, the remaining 25% membership interest in Reno for approximately

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND INVESTMENTS (Continued)

$3.5 million and $2.5 million, respectively. The Partnership also paid a deposit of $7.7 million in connection with the purchase of a natural gas liquids pipeline that closed in January 2006 (see Note 22).

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

In connection with the acquisition of the Midwest Pipelines and Terminals, the Partnership entered into a terminalling agreement and a transportation agreement with Shell, each with an initial term of three years. The terminalling and transportation agreements provide for a minimum revenue commitment from Shell averaging approximately $35.7 million per year for the initial three-year term following the closing of the acquisition. The terminalling agreement may be extended, at the option of Shell, for four, two-year periods with the committed revenues for subsequent years based upon the revenues produced by Shell’s use of the terminals in the prior year. Both of these agreements provide that if an event occurs beyond the control of either the Partnership or Shell, Shell has the right to reduce its revenue commitments during the period of interruption. Through December 31, 2005, Shell has exceeded its minimum revenue commitment.

As part of the acquisition of these assets, Shell agreed to retain liabilities and expenses related to active environmental remediation projects. In addition, Shell agreed to indemnify the Partnership for certain environmental liabilities arising from pre-closing conditions relating to the operation of the acquired pipelines, tank farms or terminals, so long as the Partnership provides notice of those conditions within two years of the closing of the acquisition. Shell’s indemnification obligation is subject to a $250,000 per-claim deductible and a $29.3 million aggregate liability.  The Partnership agreed to perform certain monitoring activities at its own expense associated with certain sites which are or could become subject to environmental remediation. The Partnership accrued as part of its purchase price approximately $4.9 million related to its obligation to monitor these sites.

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

In connection with the acquisition of the Midwest Pipelines and Terminals, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141—“Business Combinations”. Accordingly, the Partnership allocated the cost of the assets acquired, using appraised values established in

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND INVESTMENTS (Continued)

consultation with a qualified appraiser. In conjunction with the appraisal, the Partnership determined that substantially all of the value of the purchase related to the physical assets acquired, which are generally depreciated over 50 years. Allocations of value to other assets or differently among the various physical assets could have resulted in different depreciation charges in future years for the assets acquired. Adjustments to the liability for environmental obligations established in conjunction with the purchase will result in increases or decreases in net income by the amounts of any such adjustments. In the fourth quarter of 2005, the Partnership recorded a reduction of expense of $3.1 million associated with a reduced estimate of the cost of the Partnership’s obligation to monitor these sites. Management continues to evaluate on an ongoing basis the amounts required for these obligations.

In 2003, the Partnership acquired a 20% interest in WTP for $28.5 million and an approximate 7% additional interest in West Shore for $7.5 million.

4. CONTINGENCIES

Claims and Proceedings

The Partnership and the Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance. The General Partner is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, the Partnership has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $9.3 million, $6.2 million and $4.9 million for 2005, 2004 and 2003, respectively, which were related to environmental expenditures unrelated to claims and proceedings. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies. Additional discussions regarding environmental expenditures are contained in Notes 2 (Summary of significant accounting policies), 9 (Accrued and other current liabilities) and 11 (Other noncurrent liabilities).

5. GOODWILL AND INTANGIBLE ASSETS

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

SFAS No. 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires the Partnership to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.

The Partnership has completed the transitional impairment test required upon adoption of SFAS No. 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill, did not result in an impairment loss. The Partnership continues to evaluate its goodwill, at least annually, and has determined that no impairment was required in 2005, 2004 and 2003.

The Partnership’s amortizable intangible assets consist of pipeline rights-of-way and contracts. The contracts were acquired in connection with the acquisition of BGC in March 1999.

At December 31, 2005, the gross carrying amount of the pipeline rights-of-way was $84,690,000 and accumulated amortization was $7,290,000. At December 31, 2004, the gross carrying amount of the pipeline rights-of-way was $70,688,000 and accumulated amortization was $5,715,000.  Pipeline rights-of-way are included in property, plant and equipment in the accompanying Consolidated Balance Sheet.

At December 31, 2005 the gross carrying amount of the contracts was $3,600,000 and the accumulated amortization was $1,620,000. At December 31, 2004, the gross carrying amount of the contracts was $3,600,000 and accumulated amortization was $1,380,000.

For the years 2005, 2004 and 2003, amortization expense related to amortizable intangible assets was $1,818,000, $1,329,000 and $1,053,000, respectively. Aggregate amortization expense related to amortizable intangible assets is estimated to be $1,934,000 per year for each of the next five years.

The Partnership’s only intangible asset not subject to amortization is goodwill that was recorded in connection with the acquisition of six terminals in June 2000, which is included in the Terminalling and Storage segment. The carrying amount of the goodwill was $11,355,000 at December 31, 2005 and 2004.

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Prepaid insurance	$4,684	$5,875
Insurance receivables	3,513	4,247
Other	2,877	6,801
Total	$11,074	$16,923

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)
Land	$42,068	$37,695
Rights-of-way	84,690	70,688
Buildings and leasehold improvements	65,741	60,011
Machinery, equipment and office furnishings	1,357,024	1,172,826
Construction in progress	146,439	84,597
	1,695,962	1,425,817
Less: Accumulated depreciation	119,310	102,229
Total	$1,576,652	$1,323,588

Depreciation expense was $31,822,000, $21,045,000 and $17,624,000 for the years 2005, 2004 and 2003, respectively.

8. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	December 31,
	2005	2004
	(In thousands)
Deferred charge (see Note 14)	$24,814	$29,511
Contracts acquired from acquisitions	1,980	2,220
Investment in West Shore	31,323	30,503
Investment in WTP	29,835	29,244
Investment in Muskegon	15,430	—
Deposit for natural gas liquids pipeline (See Note 22)	7,745	—
Cost of issuing debt	9,717	9,672
Other	9,648	9,775
Total	$130,492	$110,925

The $64.2 million market value of limited partnership units (“LP Units”) issued in connection with the restructuring of the ESOP in August 1997 (the “ESOP Restructuring”) was recorded as a deferred charge and is being amortized on the straight-line basis over 164 months (see Note 14). Amortization of the deferred charge related to the ESOP Restructuring was $4,698,000 in 2005, 2004 and 2003. Amortization expense related to the contracts acquired from acquisitions was $240,000 in each of 2005, 2004 and 2003.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Taxes—other than income	$5,811	$5,928
Accrued charges due General Partner	3,821	5,240
Environmental liabilities	6,996	6,538
Interest	16,634	14,731
Accrued top-up reserve (see Note 14)	1,059	1,059
Retainage	639	576
Other	10,268	11,572
Total	$45,228	$45,644

10. LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	December 31,
	2005	2004
	(In thousands)
4.625% Notes due July 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	—
Borrowings under Revolving Credit Facility	50,000	73,000
Less: Unamortized discount	(2,688)	(2,730)
Adjustment to fair value associated with hedge of fair value	1,765	2,000
Total	$899,077	$797,270

At December 31, 2005, $50.0 million of debt was scheduled to mature August 6, 2009, $300.0 million was scheduled to mature on June 15, 2013, $275.0 million was scheduled to mature October 15, 2014, $125.0 million was scheduled to mature on July 1, 2017 and $150.0 million was scheduled to mature on August 15, 2033.

The fair value of the Partnership’s debt was estimated to be $908 million and $809 million at December 31, 2005 and 2004, respectively. The values at December 31, 2005 and December 31, 2004 were based on approximate market values on the respective dates.

On June 30, 2005, the Partnership sold $125 million aggregate principal of its 5.125% Notes due July 1, 2017 in an underwritten public offering. Proceeds from the note offering, after underwriters’ fees and expenses, were approximately $123.9 million. Proceeds from the offering were used in part to repay $122.0 million under the Partnership’s 5-year Revolving Credit Agreement.

In connection with the Midwest Pipelines and Terminals acquired from Shell on October 1, 2004, the Partnership borrowed a total of $490.0 million, consisting of $300.0 million under a 364-day interim loan (the “Interim Loan”) and $190.0 million under the Partnership’s $400.0 million five-year revolving credit

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT AND CREDIT FACILITIES (Continued)

facility (the “Credit Facility”). On October 12, 2004, the Partnership sold $275.0 million aggregate principal of its 5.300% Notes due 2014 in an underwritten public offering (the “5.300% Note Offering”). Proceeds from the 5.300% Note Offering, net of underwriter’s discount and commissions, were approximately $272.1 million. Proceeds from the 5.300% Note Offering, together with additional borrowings under the Credit Facility, were used to repay the Interim Loan. On October 19, 2004, the Partnership issued 5.5 million LP units in an underwritten public offering (the “LP Unit Offering”). Proceeds from the LP Unit Offering were approximately $223.3 million, after underwriters’ discount and expenses, and were used to reduce amounts outstanding under the Credit Facility.

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

In connection with the repayment of the $240 million Senior Notes, Buckeye Pipe Line Company, L.P. was required to pay a yield maintenance premium of $45.5 million to the holders of the Senior Notes. The yield maintenance premium was charged to expense in 2003 in the accompanying consolidated financial statements.

On August 6, 2004, the Partnership entered into the Credit Facility with a syndicate of banks led by SunTrust Bank. The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions. The Credit Facility replaced a $277.5 million 5-year credit facility that would have expired in September 2006 and a $100 million 364-day credit facility that would have expired in September 2004. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on August 6, 2009. At December 31, 2005, in addition to the $50 million noted above, $1.3 million of the Credit Facility was used for letters of credit.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin, which was 0.5% at December 31, 2005, will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0. At December 31, 2005, the Partnership had $50 million outstanding under the credit facility and the weighted average interest rate of borrowings under the Credit Facility was 5.85%, consisting of $30 million borrowed at a LIBOR rate of 4.91% and $20 million borrowed at the base rate of 7.25%.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT AND CREDIT FACILITIES (Continued)

The Credit Facility contains covenants and provisions which affect the Partnership including covenants and provisions that:

•       Restrict the Partnership and certain of its subsidiaries’ ability to incur additional indebtedness based on certain ratios described below;

•       Prohibit the Partnership and certain of its subsidiaries from creating or incurring certain liens on its property;

•       Prohibit the Partnership and certain of its subsidiaries from disposing of property material to its operations; and

•       Limit consolidations, mergers and asset transfers by the Partnership and certain of its subsidiaries.

The Credit Facility requires that the Partnership and its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio.”  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership (including the current portion, if any) to its earnings before interest, taxes, depreciation, depletion and amortization and incentive compensation payments to the General Partner, (“Adjusted EBITDA”) for the four preceding fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At December 31, 2005, the Partnership’s Funded Debt Ratio was 4.37 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets. The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter. As of December 31, 2005, the Partnership’s Fixed Charge Coverage Ratio was 2.98 to 1.00.

At December 31, 2005, the Partnership was in compliance with all of the covenants under the Credit Facility.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT AND CREDIT FACILITIES (Continued)

the Partnership’s income statement was reduced by $2.6 million in 2004 and by $0.6 million in 2003 as a result of the interest rate swap agreement.

11. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Accrued employee benefit liabilities (see Note 12)	$40,829	$39,160
Accrued environmental liabilities	14,397	10,275
Accrued top-up reserve (see Note 14)	2,073	2,601
Deferred consideration	20,100	—
Other	145	149
Total	$77,544	$52,185

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

A reconciliation of the beginning and ending balances of the benefit obligations under the retirement income guarantee plan and the postretirement health care and life insurance plan is as follows:

			Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$17,945	$18,770	$44,179	$42,882
Service cost	976	816	789	743
Interest cost	998	900	2,628	2,510
Actuarial loss (gain)(1)	1,626	(1,754)	5,209	2,384
Change in assumptions	300	570	—	—
Amendment(2)	—	—	(665)	(2,576)
Benefit payments	(1,166)	(1,357)	(1,905)	(1,764)
Benefit obligation at end of year	$20,679	$17,945	$50,235	$44,179

(1)          The accumulated benefit obligation of the Postretirement Plan decreased by $3,690,000 in 2004 due to the recognition of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Prescription Drug Law”).

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

(2)          During 2004, the postretirement health care and life insurance plan was amended to increase retiree contributions, deductibles, coinsurance, and co-pays for retail drugs. In 2005, the postretirement health care and life insurance plan was amended to increase the retail drug deductible.

A reconciliation of the beginning and ending balances of the fair value of plan assets under the retirement income guarantee plan and the postretirement health care and life insurance plan is as follows:

			Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
	(In thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$9,603	$7,184	$—	$—
Actuarial return on plan assets	796	334	—	—
Employer contribution	1,800	3,442	1,905	1,764
Benefits paid	(1,166)	(1,357)	(1,905)	(1,764)
Fair value of plan assets at end of year	$11,033	$9,603	$—	$—
Funded status	$(9,646)	$(8,342)	$(50,235)	$(44,179)
Unrecognized prior service benefit	(1,892)	(2,345)	(2,526)	(2,261)
Unrecognized actuarial loss	7,768	6,679	15,702	11,288
Net amount recognized	$(3,770)	$(4,008)	$(37,059)	$(35,152)

The net amounts recognized are reflected in the Partnership’s consolidated balance sheets.

Information for the Partnership’s plan with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2005	2004
	(In thousands)
Projected benefit obligation	$20,679	$17,945
Accumulated benefit obligation	12,341	11,556
Fair value of plan assets	11,033	9,603

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The weighted average assumptions used in accounting for the retirement income guarantee plan and the postretirement health care and life insurance plan were as follows:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted average expense assumptions for the years ended December 31
Discount rate	5.30%	5.50%	6.50%	6.00%	6.25%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Weighted-average balance sheet assumptions as of December 31
Discount rate	5.40%	5.30%	5.75%	6.0%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The assumed rate of cost increase in the postretirement health care and life insurance plan in 2005 was 10% for both non-Medicare eligible and Medicare eligible retirees. The assumed annual rates of cost increases decline each year through 2011 to a rate of 4.50%, and remain at 4.50% thereafter for both non-Medicare eligible and Medicare eligible retirees.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1% change in the health care cost trend rate for each future year would have had the following effects on 2005 results:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on total service cost and interest cost components	$498	$(411)
Effect on postretirement benefit obligation	$4,518	$(4,136)

The components of the net periodic benefit cost recognized for the retirement income guarantee plan and the postretirement health care and life insurance plan were as follows:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(In thousands)
Components of net periodic benefit cost
Service cost	$976	$816	$821	$789	$743	$719
Interest cost	998	900	1,078	2,628	2,510	2,480
Expected return on plan assets	(762)	(569)	(475)	—	—	—
Amortization of unrecognized transition asset	—	—	(140)	—	—	—
Amortization of prior service benefit	(454)	(467)	(472)	(400)	(315)	(579)
Amortization of unrecognized losses	804	654	850	793	524	303
Net periodic benefit cost	$1,562	$1,334	$1,662	$3,810	$3,462	$2,923

During 2004, the recognition of the Medicare Prescription Drug Law resulted in decreases in service cost of $27,000, interest cost of $97,900, and amortization of unrecognized loss of $161,900.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The Partnership estimates the following benefit payments, which reflect expected future service, as appropriate, will be paid:

	Pension Benefits	Postretirement Benefits
	(In thousands)
2006	$2,012	$2,036
2007	2,565	2,251
2008	2,611	2,452
2009	3,027	2,661
2010	2,745	2,870
2011–2015	15,580	17,259

The Partnership expects to receive Medicare prescription subsidies of $315,000 in 2006, $310,000 in 2007, $306,000 in 2008, $300,000 in 2009, $294,000 in 2010, and $1,395,000 from 2011 through 2015.

A minimum funding contribution is not required to be made during 2006.

The Partnership does not fund the postretirement health care and life insurance plan and, accordingly, no assets are invested in the plan. A summary of investments of the retirement income guarantee plan are as follows at December 31, 2005 and 2004:

	2005	2004
Mutual funds—equity securities	45%	52%
Mutual funds—money market	29	17
Coal lease	26	31
Total	100%	100%

The plan’s investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual fund investment with the income derived with proceeds from the coal lease.

Services Company sponsors a retirement and savings plan (the “Retirement Plan”) through which it provides retirement benefits for substantially all of its regular full-time employees, except those covered by certain labor contracts. The Retirement Plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the Retirement Plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the Retirement Plan up to 6% of an employee’s eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Total costs of the Retirement Plan were approximately $3,613,000 in 2005, $2,860,000 in 2004 and $2,488,000 in 2003.

Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $175,000, $190,000 and $167,000 for 2005, 2004 and 2003, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $135,000, $131,000 and $116,000 for 2005, 2004 and 2003, respectively.

13. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

The Partnership has a Unit Option and Distribution Equivalent Plan (the “Option Plan”), which was approved by the Board of Directors of the General Partner on April 25, 1991 and by holders of the LP Units on October 22, 1991. The Option Plan was amended and restated on July 14, 1998. On April 24, 2002, the Board approved an Amended and Restated Unit Option and Distribution Equivalent Plan to extend the term thereof for an additional ten years and to make certain administrative changes in the Plan, the Unit Option Loan Program of the General Partner and related documents. On April 1, 2005, the General Partner, after receiving approval under a solicitation of consents, amended and restated the Plan to increase the granting of options (the “Options”) to acquire LP Units to an amount not to exceed 1,400,000 LP Units in the aggregate. The options are granted to selected key employees (the “Optionees”). The price at which each LP Unit may be purchased pursuant to the Options granted under the Option Plan is generally equal to the market value on the date of the grant. There are no options outstanding that were granted prior to 1998. Options granted after 1997 contain a “Distribution Equivalent” feature. Distribution Equivalents are an amount equal to (i) the Partnership’s per LP Unit regular quarterly distribution, multiplied by (ii) the number of LP Units subject to such Options that have not vested. The Distribution Equivalents are paid as independent cash bonuses on the date the Options vest and are dependent upon the percentage attainment of 3-year targets related to cash distributions paid to the limited partners.

Generally, the Options vest three years after the date of grant and are exercisable for up to 7 years following the date on which they vest.

The fair value of each the Options is estimated on the date of grant using the Black-Scholes option-pricing model. The Partnership does not record any compensation expense based upon the fair value of the Options. Compensation and benefit costs of executive officers were not charged to the Partnership after August 12, 1997 (see Note 16). The assumptions used for the Options granted in 2005, 2004 and 2003 are indicated below.

			Risk free Interest Rate	Expected Life (Years)
Year of Option Grant	Dividend Yield	Volatility	Vesting Period 3 Years	Vesting Period 3 Years
2005	6.0%	16.2%	4.0%	4.0
2004	6.2%	16.5%	3.0%	4.0
2003	6.6%	32.6%	2.1%	4.0

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN (Continued)

A summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Exercise AveragePrice	Units Under Option	Weighted Exercise AveragePrice
Outstanding at beginning of year	222,300	$37.14	215,000	$31.15	189,200	$28.10
Granted	61,700	45.88	66,400	41.76	59,100	38.12
Exercised	(37,100)	36.37	(59,100)	20.31	(33,300)	26.16
Forfeitures	—	—	—	—	—	—
Outstanding at end of year	246,900	$39.44	222,300	$37.14	215,000	$31.15
Options exercisable at year-end	73,800		52,400		68,400
Weighted average fair value of options granted during the year	$3.56		$2.79		$5.77

The following table summarizes information relating to LP Unit options outstanding under the Option Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at 12/31/05	Weighted Average Exercise Price
$25.00 to $30.00	22,400	3.6 Years	$27.32	22,400	$27.32
$30.01 to $35.00	22,000	5.1 Years	33.90	22,000	33.90
$35.01 to $40.00	83,700	6.8 Years	37.57	29,400	36.56
$40.01 to $45.00	57,100	8.2 Years	42.10	—	—
$45.01 to $50.00	61,700	9.3 Years	45.88	—	—
Total	246,900	7.3 Years	39.44	73,800	$32.96

At December 31, 2005, there were 657,900 LP Units available for future grants under the Option Plan.

Until April 29, 2004, the Partnership offered a unit option loan program whereby Optionees could borrow, at market rates, up to 95% of the purchase price of the LP Units and up to 100% of the applicable income tax withholding obligation in connection with such exercise. At December 31, 2005, 4 employees had outstanding loans under the unit option loan program. The aggregate borrowings outstanding at December 31, 2005 and 2004 were $535,000 and $666,000, respectively, of which $483,000 and $535,000, respectively, were related to the purchase price of the LP Units.

14. EMPLOYEE STOCK OWNERSHIP PLAN

Services Company provides the ESOP to the majority of its employees hired before September 15, 2004. Effective September 16, 2004, new employees do not participate in the ESOP. Employees transferred into Services from BGC, Buckeye Terminals and Norco on December 26, 2004, employees added from acquisitions occurring after September 15, 2004 and certain employees covered by a union multiemployer pension plan do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

At December 31, 2005, the ESOP was directly obligated to a third-party lender for $33.6 million of 3.60% notes due 2011 ( the “ESOP Notes”). The ESOP Notes were issued on May 4, 2004 to refinance Services Company’s 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are collateralized by Services Company common stock and are guaranteed by Services Company. The Partnership has committed that, in the event that the value of the LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the Services Company LP Units and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of Services Company’s LP Units returns to an amount which exceeds the 125% minimum. At December 31, 2005, the value of the LP Units was approximately $100 million, which exceeded the 125% requirement.

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

The Partnership contributed 2,573,146 LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership’s obligation to reimburse the Prior General Partner and its parent for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to the General Partner under the incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, as required, to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes  (the “accrued top-up reserve”). The Partnership will also incur ESOP-related costs for taxes associated with the sale and annual taxable income of the LP Units and for routine administrative costs. Total ESOP related costs charged to earnings were $228,000 in 2005, $643,000 in 2004 and $1,100,000 in 2003.

15. LEASES AND COMMITMENTS

The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2005 are approximately $4.2 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

The General Partner leases space in an office building and certain copying equipment and charges these costs to the Operating Subsidiaries. Buckeye leases certain computing equipment and automobiles. Future minimum lease payments under these noncancelable operating leases at December 31, 2005 were as follows: $888,000 for 2006, $435,000 for 2007, $305,000 for 2008 and none thereafter.

Buckeye is a party to an energy services agreement for certain main line pumping equipment and the natural gas requirements to fuel this equipment at its Linden, New Jersey facility. Under the energy

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEASES AND COMMITMENTS (Continued)

services agreement, which is designed to reduce power costs at the Linden facility, Buckeye is required to pay a minimum of $1,743,000 annually over the next six years. This minimum payment is based on an annual minimum usage requirement of the natural gas engines at the rate of $0.049 per kilowatt hour equivalent. In addition to the annual usage requirement, Buckeye is subject to minimum usage requirements during peak and off-peak periods. Buckeye’s use of the natural gas engines has exceeded the minimum annual requirement in 2003, 2004 and 2005.

Rent expense under operating leases was $8,740,000, $8,477,000 and $7,824,000 for 2005, 2004 and 2003, respectively.

16. RELATED PARTY TRANSACTIONS

The Partnership and the Operating Subsidiaries are managed by the General Partner. Under certain partnership agreements, management agreements and a services agreement, Services Company and the General Partner are entitled to reimbursement of substantially all direct and indirect costs related to the business activities of the Partnership and the Operating Subsidiaries except for certain executive compensation and related benefits costs incurred by MainLine Sub. As described in Note 1, on December 15, 2004 the General Partner, the Prior General Partner, MainLine Sub and MainLine effected the GP Restructuring. The GP Restructuring did not significantly affect the type or amount of costs incurred by Services Company, the General Partner or the Partnership.

Costs reimbursed to the General Partner and the Prior General Partner and subsequent to the GP Restructuring, Services Company, by the Partnership and the Operating Subsidiaries totaled $92.9 million, $70.3 million, and $65.4 million in 2005, 2004 and 2003, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

Services Company, which is beneficially owned by the ESOP, owned 2,359,996 LP Units (approximately 6.2% of the LP Units outstanding) as of December 31, 2005. Distributions received by Services Company on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $6,708,000, $6,365,000 and $6,226,000 in 2005, 2004 and 2003, respectively. In addition, the Partnership recorded ESOP-related costs of $228,000, $643,000 and $1,100,000 in 2005, 2004 and 2003, respectively (see Note 14).

MainLine Sub is entitled to receive an annual management fee for certain management functions it provides to the General Partner pursuant to a Management Agreement between MainLine Sub and the General Partner. The management fee includes an annual “Senior Administrative Charge” of not less than $975,000 for 2004 and 2003 and $1.9 million for 2005 and thereafter. The disinterested directors of the General Partner approve the amount of the management fee on an annual basis. Amounts paid to MainLine Sub in 2005 amounted to $1,900,000 for the Senior Administrative Charge. There were no other reimbursed expenses in 2005.

MainLine Sub (the Prior General Partner prior to the GP Restructuring) receives incentive compensation payments from the Partnership pursuant to an incentive compensation agreement based upon the level of quarterly cash distributions paid per LP Unit. Incentive compensation payments totaled $20.2 million, $14.0 million and $11.9 million in 2005, 2004 and 2003, respectively. The incentive compensation payments are included in “General Partner incentive compensation” expense on the Consolidated Statements of Income.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. PARTNERS’ CAPITAL

Changes in partners’ capital for the years ended December 31, 2003, 2004, and 2005 were as follows:

	General Partner	Limited Partners	Receivable from Exercise of Options	Accumulated Other Comprehensive Income	Total
	(In thousands)
Partners’ capital January 1, 2003	$2,870	$355,475	$(913)	$—	$357,432
Net income	263	29,891	—	—	30,154
Distributions	(619)	(71,756)	—	—	(72,375)
Net proceeds from issuance of 1,750,000 Limited Partnership Units	—	59,923	—	—	59,923
Paid in capital related to pipeline project	—	1,736	—	—	1,736
Exercise of Unit options	—	889	—	—	889
Net change in receivable from exercise of options	—	—	1	—	1
Minimum pension liability	—	—	—	(348)	(348)
Partners’ capital December 31, 2003	2,514	376,158	(912)	(348)	377,412
Net income	678	82,284	—	—	82,962
Distributions	(643)	(79,529)	—	—	(80,172)
Net proceeds from issuance of 5,500,000 Limited Partnership Units	—	223,296	—	—	223,296
Exercise of Unit options	—	1,200	—	—	1,200
Net change in receivable from exercise of options	—	—	377	—	377
Minimum pension liability	—	—	—	348	348
Partners’ capital December 31, 2004	2,549	603,409	(535)	—	605,423
Net income	669	99,289	—	—	99,958
Distributions	(689)	(103,617)	—	—	(104,306)
Net proceeds from issuance of 3,600,000 Limited Partnership Units	—	156,101	—	—	156,101
Exercise of Unit options	—	1,349	—	—	1,349
Payments on receivable from exercise of options	—	—	52	—	52
Partners’ capital December 31, 2005	$2,529	$756,531	$(483)	$—	$758,577

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. PARTNERS’ CAPITAL (Continued)

	General Partner	Limited Partners	Total
Units outstanding at January 1, 2003	243,914	26,938,846	27,182,760
Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	33,300	33,300
Units issued in an underwritten public offering	—	1,750,000	1,750,000
Units outstanding at December 31, 2003	243,914	28,722,146	28,966,060
Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	59,100	59,100
Units issued in an underwritten public offering	—	5,500,000	5,500,000
Units outstanding at December 31, 2004	243,914	34,281,246	34,525,160
Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	37,100	37,100
Units issued in an underwritten public offerings	—	3,600,000	3,600,000
Units outstanding at December 31, 2005	243,914	37,918,346	38,162,260

The Partnership Agreement provides that without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue any additional LP Units of a class or series having preferences or other special or senior rights over the LP Units.

The receivable from the exercise of options is due from Services Company for notes issued under the unit option loan program (see Note 13). The notes are full recourse promissory notes due from Optionees, bearing market rates of interest.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CASH DISTRIBUTIONS

The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. All such distributions were paid on the then outstanding GP and LP Units. Cash distributions aggregated $104,306,000 in 2005, $80,172,000 in 2004 and $72,375,000 in 2003.

Record Date	Payment Date	Amount Per Unit
February 6, 2003	February 28, 2003	$0.6250
May 6, 2003	May 30, 2003	0.6375
August 6, 2003	August 29, 2003	0.6375
November 5, 2003	November 28, 2003	0.6375
February 4, 2004	February 27, 2004	$0.6500
May 5, 2004	May 28, 2004	0.6500
August 9, 2004	August 31, 2004	0.6625
November 8, 2004	November 30, 2004	0.6750
February 7, 2005	February 28, 2005	$0.6875
May 9, 2005	May 31, 2005	0.7000
August 9, 2005	August 31, 2005	0.7125
November 7, 2005	November 30, 2005	0.7250

On January 27, 2006, the Partnership announced a quarterly distribution of $0.7375 per unit payable on February 28, 2006 to Unitholders of record on February 7, 2006.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2005 and 2004 are set forth below. Quarterly results were influenced by seasonal and other factors inherent in the Partnership’s business.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except per unit amounts)
Revenue	$95,889	$71,761	$101,916	$70,540	$102,366	$82,011	$108,275	$99,231	$408,446	$323,543
Operating income	37,468	28,098	39,567	27,645	40,710	29,879	43,568	36,522	161,313	122,144
Net income	23,162	20,101	24,426	19,944	24,734	20,632	27,636	22,285	99,958	82,962
Earnings per Partnership Unit—basic:
Net income per Unit	0.66	0.69	0.66	0.69	0.65	0.71	0.72	0.67	2.69	2.76
Earnings per Partnership Unit—assuming dilution:
Net income per Unit	0.66	0.69	0.66	0.69	0.65	0.71	0.72	0.66	2.69	2.75

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. EARNINGS PER UNIT

The following is a reconciliation of basic and dilutive net income per  LP Unit  for the years ended December 31, 2005, 2004 and 2003:

	2005			2004			2003
	Income (Numerator)	Units (Denominator)	Per Unit Amt.	Income (Numerator)	Units (Denominator)	Per Unit Amt.	Income (Numerator)	Units (Denominator)	Per Unit Amt.
Net income	$99,958			$82,962			$30,154
Earnings per Partnership Unit— basic	99,958	37,108	$2.69	82,962	30,103	$2.76	30,154	28,673	$1.05
Effect of dilutive securities—options	—	37		—	48		—	75
Earnings per Partnership Unit—assuming dilution	$99,958	37,145	$2.69	$82,962	30,151	$2.75	$30,154	28,748	$1.05

Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan (see Note 13).

21. SEGMENT INFORMATION

Prior to 2005, the Partnership determined that it had one reportable operating segment, the transportation segment, based on its management and financial reporting structure. Beginning in the fourth quarter of 2004 and continuing throughout 2005, the Partnership substantially expanded its business, including a significant increase in its terminalling operations.  As a result, in 2005 the Partnership redesigned the financial information it regularly provides to management and, based on the nature of the new information determined in the fourth quarter of 2005 that its operations are appropriately presented in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations.

Pipeline Operations

The Pipeline Operations segment receives refined petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, bulk and marine terminals and transports those products to other locations for a fee. This segment owns and operates approximately 5,000 miles of pipeline systems in the following states: California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage

The Terminalling and Storage segment provides bulk storage and throughput services. This segment owns and operates 43 terminals that have the capacity to store an aggregate of approximately 16.6 million

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SEGMENT INFORMATION (Continued)

barrels of refined petroleum products. The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations

The Other Operations segment consists primarily of the Partnership’s contract operations of third-party pipelines owned principally by major petrochemical companies located in Texas. This segment also performs construction management services, typically for cost plus a fixed fee, for these same customers. The Other Operations segment also includes the Partnership’s ownership and operation of the ammonia pipeline acquired in November 2005 and its majority ownership of the Sabina Pipeline.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those described in the summary of significant accounting policies (see note 2). All inter-segment revenues, operating income and assets have been eliminated. All three years are presented on a consistent basis.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues:
Pipeline Operations	$306,849	$264,010	$234,012
Terminalling and Storage	68,822	26,362	15,352
Other Operations	32,775	33,171	23,583
Total	$408,446	$323,543	$272,947
Operating income:
Pipeline Operations	$124,245	$104,227	$98,459
Terminalling and Storage	29,666	11,900	4,570
Other Operations	7,402	6,017	6,306
Total	$161,313	$122,144	$109,335
Depreciation and amortization:
Pipeline Operations	$31,196	$23,331	$21,134
Terminalling and Storage	4,212	1,410	496
Other Operations	1,352	1,242	932
Total	$36,760	$25,983	$22,562
Capital expenditures:
Pipeline Operations	$70,261	$67,288	$34,753
Terminalling and Storage	6,966	3,578	2,638
Other Operations	545	1,765	4,754
Total	$77,772	$72,631	$42,145

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SEGMENT INFORMATION (Continued)

	December 31,
	2005	2004
	(In thousands)
Assets*:
Pipeline Operations	$1,466,512	$1,240,315
Terminalling and Storage	288,972	237,048
Other Operations	61,383	56,756
Total	$1,816,867	$1,534,119

*                    All equity investments shown in Note 8 are included in the assets of Pipeline Operations.

22. SUBSEQUENT EVENTS

On January 1, 2006, Buckeye Terminals acquired a refined petroleum products terminal located in Niles, Michigan from affiliates of Shell for approximately $13.0 million. The terminal has aggregate storage capacity of approximately 630,000 barrels.

On January 31, 2006, a newly formed Buckeye subsidiary, Buckeye NGL Pipe Lines LLC, completed its acquisition of an approximate 350-mile natural gas liquids pipeline extending generally from Wattenberg, Colorado to Bushton, Kansas from BP Pipelines (North America) Inc. for approximately $87.0 million, including the deposit of $7.7 million paid in December, 2005

These acquisitions were funded by aggregate borrowings under the Partnership’s existing credit facility.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The management of the General Partner with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for the Partnership as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the General Partner’s disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the General Partner in reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)          Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c)           Change in Internal Control over Financial Reporting

No change in the General Partner’s internal control over financial reporting for the Partnership occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting.

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

Directors of the General Partner

Set forth below is certain information concerning the directors of the General Partner.

Name, Age and Present Position with General Partner	Business Experience During Past Five Years
William H. Shea, Jr., 51 Chairman of the Board, President and Chief Executive Officer andDirector*

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

Brian F. Billings, 67 Director[n]

Mr. Billings became a director of the Prior General Partner on December 31, 1998, and serves the General Partner in the same capacity. Mr. Billings was a director of Buckeye Management Company (the predecessor of the Prior General Partner) (“BMC”) from October 1986 to December 1998.

Michael B. Hoffman, 55 Director

Mr. Hoffman became a director of the Prior General Partner on May 4, 2004, and serves the General Partner in the same capacity. He has served as a Managing Director at Riverstone Holdings, LLC since January 2003. He also has served as a Vice President of the general partner of MainLine since May 4, 2004. He currently serves as a member of the board of directors of Kramer Junction, Topaz Power Group, LLC, Microban International, and Onconova Therapeutics, and he serves on the Board of Trustees of Lenox Hill Hospital and Manhattan Eye, Ear and Throat Hospital. Prior to joining Riverstone Holdings, LLC, Mr. Hoffman was a Senior Managing Director and Co-Head of M&A Advisory at The Blackstone Group, where he was also a member of Blackstone’s Principal Group Investment Committee.

Edward F. Kosnik, 61 Director[n]

Mr. Kosnik became a director of the Prior General Partner on December 31, 1998, and serves the General Partner in the same capacity. He was a director of BMC (the predecessor of the Prior General Partner) from October 1986 to December 1998. Mr. Kosnik was President and Chief Executive Officer of Berwind Corporation, a diversified industrial real estate and financial services company, from December 1999 until February 2001. From November 2004 to September 2005, he served on the Board of Directors of Premcor, Inc. and was a member of Premcor, Inc.’s audit committee.

Joseph A. LaSala, Jr., 51 Director[n]

Mr. LaSala became a director of the Prior General Partner on April 23, 2001, and serves the General Partner in the same capacity. He has served as Vice President, General Counsel and Secretary of Novell, Inc. since July 11, 2001. Mr. LaSala served as Vice President, General Counsel and Secretary of Cambridge Technology Partners from March 2000 to July 2001.

David M. Leuschen, 54 Director

Mr. Leuschen became a director of the Prior General Partner on May 4, 2004, and serves the General Partner in the same capacity. He is a founder of Riverstone Holdings, LLC where he has served as a Managing Director since May 2000. He has served as a Vice President of the general partner of MainLine since May 4, 2004. He currently serves as a member of the board of directors of Petroplus International, N.V., Cobalt International Exploration, Frontier Drilling ASA, Legend Natural Gas, L.P. and Mega Energy LLC. Previously, he served as a director of Seabulk International Inc., Belden & Blake Corporation, Cambridge Energy Research Associates, Cross Timbers Oil Company and Magellan GP LLC. He is also the owner and President of Switchback Ranch LLC, an integrated cattle ranching operation in the western United States. Prior to joining Riverstone Holdings, LLC, Mr. Leuschen spent 22 years with Goldman, Sachs & Co., where he founded the firm’s Global Energy and Power Group in 1982.

Jonathan O’Herron, 76 Director[n]

Mr. O’Herron became a director of the Prior General Partner on December 31, 1998, and serves the General Partner in the same capacity. He was a director of BMC from September 1997 to December 1998. He has been Managing Director of Lazard Freres & Company, LLC for more than five years.

Frank S. Sowinski, 49 Director[n]

Mr. Sowinski became a director of the Prior General Partner on February 22, 2001, and serves the General Partner in the same capacity. He served as Executive Vice President of Liz Claiborne, Inc. from January 2004 until October 2004. Mr. Sowinski served as Executive Vice President and Chief Financial Officer of PWC Consulting, a systems integrator company, from May 2002 to October 2002. He was a Senior Vice President of the Dun & Bradstreet Corporation from October 2000 to April 2001.

Andrew W. Ward, 38 Director

Mr. Ward became a director of the Prior General Partner on May 4, 2004, and serves the General Partner in the same capacity. He is currently a Managing Director of Riverstone Holdings, LLC where he served as a Principal from March 2002 to December 2004. He has served as Vice President and Chief Financial Officer of the general partner of MainLine since May 4, 2004. Prior to joining Riverstone Holdings, LLC, Mr. Ward was a Limited Partner and Managing Director with Hyperion Partners/Ranieri & Co., a private equity fund that specialized in investments in the financial services and real estate sectors.

*                    Also a director of Services Company.

n                      Is a non-employee director of our General Partner and is not otherwise affiliated with our General Partner or its parent companies.

Executive Officers of the General Partner

Set forth below is certain information concerning the executive officers of the General Partner who also serve in similar positions in Services Company.  Mr. Muther and Mr. Wallace serve in similar positions at MainLine Sub.

Name, Age and Present Position	Business Experience During Past Five Years
Eric A. Gustafson, 57 Senior Vice President, Transportation and Technology

Mr. Gustafson became Senior Vice President, Operations and Technology of the General Partner on January 1, 2005. Mr. Gustafson had served as Vice President—Transportation and Technology of Services Company since May 1998.

Stephen C. Muther, 55 Senior Vice President, Administration, General Counsel and Secretary

Mr. Muther was the Senior Vice President, Administration, General Counsel and Secretary of the Prior General Partner for more than five years and serves the General Partner in the same capacity. He has also served in the same capacity for MainLine since May 4, 2004.

Robert B. Wallace, 44 Senior Vice President, Finance and Chief Financial Officer

Mr. Wallace became the Senior Vice President, Finance and Chief Financial Officer of the Prior General Partner on September 1, 2004, and serves the General Partner in the same capacity. He was an executive director in the UBS Energy Group from September 1997 to February 2004.

Section 16 (a)   Beneficial Ownership Reporting Compliance

Pursuant to Section 16 (a) of the Exchange Act, the General Partner’s executive officers and directors, and persons beneficially owning more than 10% of the Partnership’s LP Units, are required to file with the Commission reports of their initial ownership and changes in ownership of common shares. The General Partner believes that for 2005, all executive officers and directors who were required to file reports under Section 16 (a) complied with such requirements in all material respects.

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

Communication with the Board of Directors

A Unitholder or other interested party who wishes to communicate with the non-management directors of the General Partner may do so by contacting Stephen C. Muther, Senior Vice President—Administration, General Counsel and Secretary, at the address or phone number appearing on the front page of this Annual Report on Form 10-K. Communications will be relayed to the intended Board recipient except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld will nonetheless be recorded and available for any director who wishes to review it.

Audit Committee

The General Partner has an audit committee (the “Audit Committee”) composed of Brian F. Billings (Chairman), Edward F. Kosnik, Joseph A. LaSala and Jonathan O’Herron.  The members of the Audit Committee are non-employee directors of the General Partner and are not officers, directors or otherwise affiliated with the General Partner or its parent companies. The General Partner’s Board of Directors has determined that no Audit Committee member has a material relationship with the General Partner. The Board of Directors has also determined that each of Messrs. Billings, Kosnik and O’Herron qualify as an audit committee financial expert as defined in Item 401(h) of Regulation S-K.

The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and the independent auditors. The Audit Committee also reviews the scope and quality, including the independence and objectivity of the independent and internal auditors. The Audit Committee has sole authority as to the retention, evaluation, compensation and oversight of the work of the independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee also has sole authority to approve all audit and non-audit services provided by the independent auditors. The charter of the Audit Committee is available at the Partnership’s website at www.buckeye.com.

The Audit Committee may act as a conflicts committee or a special committee at the request of the General Partner to determine matters that may present a conflict of interest between the General Partner and the Partnership.

The Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. These procedures are part of the Business Code of Conduct and are available at the Partnership’s website at www.buckeye.com.

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

You can also find information about the Partnership at the offices of the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of the General Partner provided such certification to the NYSE in 2005 without qualification. In addition, the certifications of the General Partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to the Partnership’s Annual Report on Form 10-K.

Item 11.                 Executive Compensation

Explanation of the GP Restructuring

Much of the following discussion regarding executive compensation and the discussion of “Certain Relationships and Related Transactions” in Item 13 of this Annual Report on Form 10-K requires an explanation of the December 2004 restructuring of the Partnership’s general partner. Buckeye GP LLC (the “General Partner”) currently serves as the general partner of the Partnership. The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”). MainLine is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and certain members of senior management.

The General Partner was formed on December 15, 2004 as part of a restructuring of the Partnership’s general partner organizational structure (the “GP Restructuring”), pursuant to which Buckeye Pipe Line Company LLC (the “Prior General Partner”) transferred its general partner interests, except for its right to receive incentive compensation from the Partnership, to the General Partner. The Prior General Partner, its immediate parent Buckeye Management Company LLC (“BMC”) and BMC’s immediate parent Glenmoor, LLC (“Glenmoor”) were then merged and renamed MainLine Sub LLC. Glenmoor’s immediate parent, BPL Acquisition L.P. then changed its name to MainLine L.P. The purpose of the GP Restructuring was to clarify that the Partnership and the General Partner are distinct legal entities with separate legal responsibilities from MainLine Sub and MainLine and to provide better assurance that the assets and liabilities of the Partnership, the General Partner and Buckeye Pipe Line Services Company (“Services Company”) would be considered separate from those of MainLine Sub and MainLine.

Director Compensation

Directors of the General Partner receive an annual fee of $35,000 plus $1,000 for each Board of Directors and committee meeting attendance. Additionally, the Chairman of the Audit Committee receives an annual fee of $10,000. Messrs. Hoffman, Leuschen, Shea and Ward do not receive any fees for service as a director. Directors’ fees paid by the General Partner in 2005 to its directors amounted to $287,000. The directors’ fees were reimbursed by the Partnership. Members of the Board of Directors of Services Company are not separately compensated for their services as directors.

Director Recognition Program

The General Partner has adopted the Director Recognition Program (the “Recognition Program”) that had been instituted by BMC in September 1997. The Recognition Program provides that, upon retirement or death and subject to certain conditions, directors receive a recognition benefit of up to three times their annual director’s fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of the General Partner, the Prior General Partner or BMC. A minimum of three full years of service as a member of the Board of Directors is required for eligibility under the Recognition Program. Members of the Board of Directors who are concurrently serving as an officer or employee of the General Partner or its affiliates are not eligible for the Recognition Program. The Partnership recorded $120,000 of expense under this program in 2004. No expenses were recorded under this program during  2005 and 2003.

Executive Compensation

As part of a restructuring of the ESOP in 1997, the Partnership and certain of the Operating Subsidiaries entered into an Exchange Agreement with the Prior General Partner (as amended, the “Exchange Agreement”), pursuant to which the Partnership and the Operating Subsidiaries were permanently released from their obligations to reimburse the Prior General Partner for certain compensation and fringe benefit costs for executive level duties performed by the Prior General Partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of the Prior General Partner. In connection with the GP Restructuring, the Prior General Partner, the General Partner, the Partnership and the Operating Partnerships amended the exchange agreement to provide that such release included the compensation and fringe benefit costs for the four highest salaried officers of the General Partner. This amendment was embodied in the Third Amended and Restated Exchange Agreement. For more information on the compensation and benefits of the General Partner’s officers that are not reimbursed by the Partnership, see Item 13 “Certain Relationships and Related Transactions—Executive Officer Employment, Severance and Benefits Continuation Agreements.

Executive Officer Severance Agreements

Steven C. Ramsey, the former Senior Vice President—Finance and Chief Financial Officer of the Prior General Partner was a party with Services Company, BMC and Glenmoor (the predecessors to MainLine Sub) to a Severance Agreement, dated as of December 8, 1997, and several amendments and supplements thereto (collectively, the “Ramsey Severance Agreement”). Mr. Ramsey resigned from his positions with the Prior General Partner and its affiliates effective as of August 31, 2004 (Ramsey’s “Termination Date”), and was subsequently paid severance pursuant to the Ramsey Severance Agreement. Of the payments made to Mr. Ramsey under the Ramsey Severance Agreement, $647,015 was reimbursed by the Partnership. In addition, the Ramsey Severance Agreement entitles Mr. Ramsey to continued coverage by MainLine Sub for up to 36 months from the Termination Date under the medical and dental benefits and disability insurance plans and policies at the same level of coverage that Mr. Ramsey enjoyed prior to such termination, subject to certain limitations. The cost of these benefits will also be borne by the Partnership.

Mr.  Muther and MainLine Sub are parties to an Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004 (the “Muther Employment Agreement”), which provides for, among other things, the payment of severance and the continuation of certain benefits following a termination of Mr. Muther’s employment by MainLine Sub (and its affiliates). Although the Partnership is not obligated for Mr. Muther’s compensation and benefits generally pursuant to the Exchange Agreement, the Partnership would be required to reimburse MainLine Sub for certain severance costs incurred under the Muther Employment Agreement. The Muther Employment Agreement supersedes certain prior severance agreements between Mr. Muther and the predecessor to MainLine Sub  (and its affiliates) for which the

Partnership had similar reimbursement obligations. For more information on the compensation and benefits of the General Partner’s officers that are not reimbursed by the Partnership, see Item 13 “Certain Relationships and Related Transactions—Executive Officer Employment, Severance and Benefits Continuation Agreements.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Services Company owns approximately 6% of the outstanding LP Units as of February 22, 2006. No other person or group is known to be the beneficial owner of more than 5% of the LP Units as of February 22, 2006.

The following table sets forth certain information, as of February 22, 2006, concerning the beneficial ownership of LP Units by each director of the General Partner, the Chief Executive Officer of the General Partner, the four most highly compensated officers of the General Partner and by all directors and executive officers of the General Partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to the General Partner by such persons, no director or executive officer of the General Partner owned beneficially, as of such date, more than 1% of any class of equity securities of the Partnership or any of its subsidiaries outstanding at that date.

Name	Number of LP Units(1)
MainLine Sub LLC	80,000
Brian F. Billings	17,500
Eric A. Gustafson	11,200
Michael B. Hoffman	91,100	(2)
Edward F. Kosnik	14,000
Joseph A. LaSala, Jr.	0
David M. Leuschen	80,000	(2)
Stephen C. Muther	23,100
Jonathan O’Herron	26,800
William H. Shea, Jr.	100,200	(2)(4)
Frank S. Sowinski	5,500
Robert B. Wallace	1,000
Andrew W. Ward	80,000	(2)
All directors and executive officers as a group (consisting of 12 persons)	210,400	(3)

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Partnership are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	246,900	$39.44	657,900
Equity compensation plans not approved by security holders	—	—	—
Total	246,900	$39.44	657,900

(1)          This plan is the Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership.

Changes in Control

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

Under the Partnership Agreement, the Subsidiary Partnership Agreements and the limited liability company Operating Subsidiary LLC Agreements, as well as the Management Agreements, the General Partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Subsidiaries, except as otherwise provided by the Exchange Agreement (as discussed below). These costs and expenses include insurance fees, consulting fees, general and administrative costs, compensation and benefits payable to employees of the General Partner (other than certain executive officers), tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Such reimbursed amounts constitute a substantial portion of the revenues of the General Partner.

Management Fee

MainLine Sub is entitled to receive an annual management fee for certain management functions it provides to the General Partner pursuant to a Management Agreement between MainLine Sub and the General Partner. The management fee includes an annual “Senior Administrative Charge” of not less than $975,000 for 2003 and 2004 and $1.9 million for 2005 and thereafter. The disinterested directors of the General Partner approve the amount of the management fee on an annual basis. Amounts paid to MainLine Sub in 2005 amounted to $1,900,000 for the Senior Administrative Charge. There were no other reimbursed expenses in 2005.

In recognition of increased services from MainLine Sub in the form of assistance with business development opportunities, financing strategies, insurance, investment banking and corporate development advice, the disinterested directors of the General Partner have approved a Senior Administrative Charge for 2006 of $1.9 million. MainLine Sub agreed not to request an additional increase in the Senior Administrative Charge in 2006 (other than adjustments for inflation capped at the Consumer Price Index) unless there is a material change in the nature of the services rendered to the General Partner by MainLine Sub.

Incentive Compensation

In connection with the GP Restructuring, MainLine Sub, in its capacity as the Prior General Partner, did not assign the incentive compensation agreement to the General Partner, but amended and restated that agreement in the Fourth Amended and Restated Incentive Compensation Agreement between MainLine Sub and the Partnership (the “Incentive Compensation Agreement”). The Incentive Compensation Agreement provides that, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per LP Unit, the Partnership will pay MainLine Sub, in respect of each outstanding LP Unit, incentive compensation equal to (i) 15% of that portion of the distribution per LP Unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.35 but is not more than $0.375, plus (iii) 30% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.375 but is not more than $0.40, plus (iv) 35% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.40 but is not more than $0.425, plus (v) 40% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.425 but is not more than $0.525, plus (vi) 45% of the amount, if any, by which the quarterly distribution per LP Unit exceeds $0.525. MainLine Sub is also entitled to incentive compensation, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per LP Unit. The target special distribution amount generally means the amount which, together with all amounts distributed per LP Unit prior to the special distribution compounded quarterly at 13% per annum, would equal $10.00 (the initial public offering price of the LP Units split two-for-one) compounded quarterly at 13% per annum from the date of the closing of the initial public offering in December 1986. Neither formula was amended in connection with the GP Restructuring. Incentive compensation paid by the Partnership for quarterly cash distributions totaled

$20,180,000, $14,002,000 and $11,877,000 in 2005, 2004 and 2003, respectively. No special cash distributions have ever been paid by the Partnership.

Executive Officer Employment, Severance and Benefits Continuation Agreements

Executive Officer Compensation

Pursuant to the terms of the Third Amended and Restated Exchange Agreement, the General Partner has permanently released the Partnership and its subsidiaries from certain compensation and fringe benefit costs for the four highest salaried officers of the General Partner with respect to operations, finance, legal, marketing and business development, and treasury, or performing the duties of President of the General Partner. All such compensation and fringe benefit costs, including those incurred pursuant to the employment, severance and benefits continuation agreements described below, are borne by the General Partner (except for a portion of potential severance payments to Mr. Muther upon the termination of his employment as described in Item 11 “Executive Compensation—Executive Officer Severance Agreement”). The executives are paid through Services Company, but MainLine Sub and the General Partner are obligated to reimburse Services Company through the Executive Employment Agreement, dated as of December 15, 2004, among Services Company, MainLine Sub and the General Partner.

MainLine Sub and Mr. Shea are parties to an Employment Agreement (the “Shea Employment Agreement”), dated as of May 4, 2004, and a Benefits Continuation Agreement (the “Benefits Continuation Agreement”) dated as of January 1, 2004. Mr. Shea’s base salary under the Shea Employment Agreement is not less than $400,000 per year (less applicable taxes and withholdings). The Shea Employment Agreement is terminable at any time for any reason by MainLine Sub or Mr. Shea. Pursuant to the Benefits Continuation Agreement, upon the termination of Mr. Shea’s employment for any reason within two years following a change in control of the Partnership, Mr. Shea will be entitled to continued coverage by MainLine Sub for 36 months after the effective date of such termination under the medical and dental benefits and disability insurance plans and policies at the same level of coverage that Mr. Shea enjoyed prior to such termination, subject to certain limitations. For purposes of the Benefits Continuation Agreement, a “change of control” is defined as the acquisition (other than by the General Partner and its affiliates) of 80% or more of the LP Units of the Partnership, 51% or more of the general partnership interests owned by the General Partner or 50% or more of the voting equity interest of the Partnership and the General Partner on a combined basis. The sale of MainLine Sub to affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. on May 4, 2004, constituted a “change of control” under the Benefits Continuation Agreement.

MainLine Sub and Mr. Muther are parties to the Muther Employment Agreement discussed in Item 11 “Executive Compensation—Executive Officer Severance Agreement.”  Mr. Muther’s base salary under the Muther Employment Agreement is not less than $300,000 per year (less applicable taxes and withholdings). The Muther Employment Agreement also provides for, among other things, the payment of severance and the continuation of certain benefits following (a) an involuntary termination of Mr. Muther’s employment for any reason other than for “cause” or (b) a voluntary termination of employment by Mr. Muther for “good reason,” which includes, in certain circumstances, a termination in connection with a “change of control” of the Partnership. The Muther Employment Agreement provides for a severance payment of 3.0 times Mr. Muther’s annualized base salary at the time of termination in the circumstances described in clauses (a) and (b) above. In addition, the Partnership will provide certain benefits to Mr. Muther for a period of 18 months (36 months if the triggering event is a “change of control”) following his termination. For purposes of the Muther Employment Agreement, “change of control” is defined similarly to such term in the Benefits Continuation Agreement discussed above.

Mr. Wallace’s base salary is $300,000 per year. MainLine Sub and Mr. Wallace are parties to a Severance Agreement, dated as of September 1, 2004 (the “Wallace Severance Agreement”). The Wallace

Severance Agreement generally provides for, among other things, the payment of severance and the continuation of certain benefits following a voluntary termination of employment by Mr. Wallace after a “change of control” has occurred and upon the occurrence of certain specified adverse changes in Mr. Wallace’s employment conditions. The Wallace Severance Agreement provides for a severance payment of 2.0 times Mr. Wallace’s annualized base salary at the time of termination. In addition, MainLine Sub will provide certain continued benefits to Mr. Wallace for a period of 12 months following his termination, subject to certain limitations. For purposes of the Wallace Severance Agreement, “change of control” is defined similarly to such term in the Benefits Continuation Agreements discussed above.

In connection with the GP Restructuring, the General Partner became obligated for the compensation and benefits of Eric A. Gustafson retroactive to May 4, 2004. Effective as of January 1, 2005, Mr. Gustafson was appointed the Senior Vice President—Operations and Technology of the General Partner. Mr. Gustafson’s base salary is $300,000 per year.

Ownership of MainLine L.P.

MainLine L.P., the sole member of MainLine Sub, is owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P., certain directors and members of senior management of the General Partner or trusts for the benefit of their families and certain director-level employees of Services Company.

Item 14.                 Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Partnership by Deloitte & Touche, LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”).

	2005	2004
Audit fees(1)	$1,102,575	$1,401,781
Audit related fees(2)	100,600	110,700
Tax fees(3)	350,604	304,237
Total	$1,553,779	$1,816,718

(1)          Audit fees include fees for the audit of the Partnership’s consolidated financial statements as well as the audit of the internal control over financial reporting, reviews of the Partnership’s quarterly consolidated financial statements and comfort letters, consents and other services related to Securities and Exchange Commission (“SEC”) matters.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this Report:

(1)   Financial Statements—see Index to Financial Statements appearing on page 59.

(2)   Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number (Referenced to Item 601 of Regulation S-K)
2.1	Revised and Restated Purchase and Sale Agreement, dated October 1, 2004, among Shell Pipeline company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US and the Partnership.(10) (Exhibit 2.1)
3.1	Amended and Restated Agreement of Limited Partnership of the Partnership, dates as of December 15, 2004.(3) (Exhibit 3.1).
3.2	Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of February 4, 1998.(4) (Exhibit 3.2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of April 26, 2002.(1) (Exhibit 3.2)
3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of June 1, 2004, effective as of June 3, 2004.(2) (Exhibit 3.3)
3.5	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of December 15, 2004.(13) (Exhibit 3.5)
4.1	Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(5) (Exhibit 4.1)
4.2	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(5) (Exhibit 4.2)
4.3	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(5) (Exhibit 4.3)
4.4	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(11) (Exhibit 4.1)
4.5	Fourth Supplemental Indenture, dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee.(15) (Exhibit 4.1)
10.1	Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., dated as of December 15, 2004.(3) (Exhibit 10.5)(6)
10.2	Amended and Restated Management Agreement, dated as of December 15, 2004, between the General Partner and Buckeye.(3) (Exhibit 10.6)(7)
10.3	Limited Liability Company Agreement of Wood River Pipe Lines LLC, dated as of September 27, 2004.(13) (Exhibit 10.3)

10.4	Services Agreement dated as of December 15, 2004, among the Partnership, the Operating Subsidiaries and Services Company.(3) (Exhibit 10.3)
10.5	Third Amended and Restated Exchange Agreement, dated as of December 15, 2004, among MainLine Sub, the Partnership, the Operating Partnerships, and the General Partner.(3) (Exhibit 10.4)
10.6

Description of Severance Arrangements for Stephen C. Muther contained in the Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004, by and among Stephen C. Muther and Glenmoor LLC.(12) (Exhibit 10.2)

10.7	Contribution, Assignment and Assumption Agreement, dated as of December 15, 2004, between the Prior General Partner and the General Partner.(3) (Exhibit 10.1)
10.8	Director Recognition Program of the General Partner.(8) (Exhibit 10.15)(9)
10.9	Amended and Restated Management Agreement, dated as of December 15, 2004, among the General Partner and MainLine Sub.(3) (Exhibit 10.9)
10.10	Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership, dated as of April 1, 2005.(14) (Exhibit 10.1)
10.11	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company dated as of April 24, 2002.(1) (Exhibit 10.12)(9)
10.12	Fourth Amended and Restated Incentive Compensation Agreement, dated December 15, 2004, between the Partnership and MainLine Sub.(3) (Exhibit 10.2)
10.13	Credit Agreement, dated as of August 6, 2004, among the Partnership, SunTrust Bank and the other signatories thereto.(10) (Exhibit 10.2)
10.14	First Amendment to Credit Agreement, dated as of December 15, 2004, among the Partnership, SunTrust Bank and the other signatories thereto.(13) (Exhibit 10.16)
10.15	Second Amendment to Credit Agreement, dated as of July 29, 2005, among the Partnership, SunTrust Bank and the other signatories thereto.*
10.16	Third Amendment to Credit Agreement, dated as of October 28, 2005, among the Partnership, SunTrust Bank and the other signatories thereto.*(16)
10.17	Bridge Loan Agreement, dated October 1, 2004, among the Partnership, SunTrust Bank, as administrative agent and lender, and Wachovia Bank, National Association, as a lender.(10) (Exhibit 10.1)
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.*
21.1	List of subsidiaries of the Partnership.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

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

      (8) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1998.

      (9) Represents management contract or compensatory plan or arrangement.

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

(13) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P Annual Report on Form 10-K for the year ended December 31, 2005.

(14) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed April 4, 2005.

(15) Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed June 30, 2005.

(16) Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.16 were redacted and filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE PARTNERS, L.P.
(Registrant)
	By:	Buckeye GP LLC,
as General Partner
Dated: February 27, 2006	By:	/s/ WILLIAM H. SHEA, JR.
William H. Shea, Jr.
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 27, 2006	By:	/s/ BRIAN F. BILLINGS
Brian F. Billings
Director
Dated: February 27, 2006	By:	/s/ MICHAEL B. HOFFMAN
Michael B. Hoffman
Director
Dated: February 27, 2006	By:	/s/ EDWARD F. KOSNIK
Edward F. Kosnik
Director
Dated: February 27, 2006	By:	/s/ JOSEPH A. LASALA, JR.
Joseph A. LaSala, Jr.
Director
Dated: February 27, 2006	By:	/s/ DAVID M. LEUSCHEN
David M. Leuschen
Director
Dated: February 27, 2006	By:	/s/ JONATHAN O’HERRON
Jonathan O’Herron
Director
Dated: February 27, 2006	By:	/s/ WILLIAM H. SHEA, JR.
William H. Shea, Jr.
Director
Dated: February 27, 2006	By:	/s/ FRANK S. SOWINSKI
Frank S. Sowinski
Director
Dated: February 27, 2006	By:	/s/ ROBERT B. WALLACE
Robert B. Wallace
(Principal Financial Officer and Principal Accounting Officer)
Dated: February 27, 2006	By:	/s/ ANDREW W. WARD
Andrew W. Ward
Director