Form 10-Q
period 2006-03-31
BUCKEYE PARTNERS L P
filed 2006-05-02
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to

Commission file number 1-9356

BUCKEYE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2432497
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5002 Buckeye Road
P. O. Box 368
Emmaus, PA	18049
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code: 484-232-4000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” defined in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2006
Limited Partnership Units	39,428,946 Units

BUCKEYE PARTNERS, L.P.

i

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$105,745	$95,889

Costs and expenses:
Operating expenses	50,262	45,524
Depreciation and amortization	10,192	8,519
General and administrative expenses	4,799	4,378
Total costs and expenses	65,253	58,421

Operating income	40,492	37,468

Other income (expenses):
Investment and equity income	1,592	1,370
Interest and debt expense	(12,471)	(10,131)
General Partner incentive compensation	(5,722)	(4,573)
Minority interests and other	(913)	(972)
Total other income (expenses)	(17,514)	(14,306)

Net income	$22,978	$23,162

Net income allocated to General Partner	$145	$162

Net income allocated to Limited Partners	$22,833	$23,000

Weighted average units outstanding:
Basic	38,584	35,178

Assuming dilution	38,611	35,219

Earnings per Partnership Unit - basic:
Net income allocated to General and Limited Partners per Partnership Unit	$0.60	$0.66

Earnings per Partnership Unit - assuming dilution:
Net income allocated to General and Limited Partners per Partnership Unit	$0.59	$0.66

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$17,914	$24,862
Trade receivables	42,484	38,864
Construction and pipeline relocation receivables	12,245	10,571
Inventories	13,561	12,997
Prepaid and other current assets	16,990	11,074
Total current assets	103,194	98,368

Property, plant and equipment, net	1,686,618	1,576,652
Goodwill	11,355	11,355
Other non-current assets	122,389	130,492

Total assets	$1,923,556	$1,816,867

Liabilities and partners’ capital

Current liabilities:
Accounts payable	$9,990	$16,925
Accrued and other current liabilities	46,456	45,228
Total current liabilities	56,446	62,153

Long-term debt	949,090	899,077
Minority interests	19,588	19,516
Other non-current liabilities	80,322	77,544
Total liabilities	1,105,446	1,058,290

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner	2,494	2,529
Limited Partner	816,086	756,531
Receivable from exercise of options	(470)	(483)
Total partners’ capital	818,110	758,577

Total liabilities and partners’ capital	$1,923,556	$1,816,867

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$22,978	$23,162

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,192	8,519
Minority interests	913	972
Equity earnings	(1,380)	(1,240)
Distributions from equity investments	1,980	—
Amortization of debt discount	13	7
Amortization of option grants	172	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(3,620)	(5,159)
Construction and pipeline relocation receivables	(1,674)	3,214
Inventories	(564)	(546)
Prepaid and other current assets	(5,916)	6,226
Accounts payable	(6,935)	(8,658)
Accrued and other current liabilities	1,229	(7,846)
Other non-current assets	(1,505)	228
Other non-current liabilities	2,778	909
Total adjustments from operating activities	(4,317)	(3,374)

Net cash provided by operating activities	18,661	19,788

Cash flows from investing activities:
Capital expenditures	(18,235)	(21,458)
Acquisitions	(92,790)	—
Net (expenditures for) proceeds from disposal of property, plant and equipment	(113)	170

Net cash used in investing activities	(111,138)	(21,288)

Cash flows from financing activities:
Net proceeds from issuance of Partnership units	64,155	47,691
Proceeds from exercise of unit options	362	370
Distributions to minority interests, net	(841)	(538)
Proceeds from issuance of long-term debt	115,000	5,000
Payment of long-term debt	(65,000)	(28,000)
Distributions to Unitholders	(28,147)	(24,495)

Net cash provided by financing activities	85,529	28

Net decrease in cash and cash equivalents	(6,948)	(1,472)
Cash and cash equivalents at beginning of period	24,862	19,017

Cash and cash equivalents at end of period	$17,914	$17,545

Supplemental cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$15,640	$13,358
Capitalized interest	$701	$558
Non-cash changes in assets and liabilities:
Fair value hedge accounting	$(59)	$(59)

See Notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2005 which is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of March 31, 2006, along with the results of the Partnership’s operations and its cash flows for the three months ended March 31, 2006 and 2005.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Partnership is a master limited partnership organized in 1986 under the laws of the state of Delaware.  The Partnership conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Buckeye NGL commenced operations on January 31, 2006 with the acquisition of a natural gas liquids pipeline located in Colorado and Kansas (see Note 3).  Each of these entities is referred to hereinafter as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.”  The Partnership owns an approximate 99% limited partnership interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL, in each of which it owns a 100% interest.

Buckeye GP LLC (the “General Partner”) serves as the general partner of the Partnership.   As of March 31, 2006, the General Partner owned approximately a 0.6% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL.  The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”).  MainLine is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of senior management.  See Note 12 for other events.

At March 31, 2006, Buckeye Pipe Line Services Company (“Services Company”) employed all of the employees who work for the Operating Subsidiaries.  Under a services agreement entered into in December 2004, (the “Services Agreement”), the Operating Subsidiaries and their subsidiaries directly reimburse Services Company for the cost of the services provided by the employees.  Under the Services Agreement, certain executive compensation costs and related benefits for the General Partner’s four highest salaried officers are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed to Services Company by MainLine Sub.  At March 31, 2006, Services Company owned an approximate 5.9% limited partnership interest in the Partnership.

The General Partner receives reimbursement for certain costs and expenses (other than the costs charged by Services Company) from the Partnership and the Operating Subsidiaries in accordance with the terms of the Partnership Agreement, the governing documents of the respective Operating Subsidiaries and certain management agreements.  The General Partner also receives cash distributions on its partnership interests in the Partnership and each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL.  In addition, MainLine Sub receives cash distributions on limited partnership interests it owns in the Partnership and incentive compensation payments from the Partnership based on the cash distributions paid to the limited partners of the Partnership.  As a result of their ownership interest in MainLine, Carlyle/Riverstone and certain members of senior management indirectly benefit from the cash distributions paid to the General Partner and the cash distributions and incentive compensation paid to MainLine Sub.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.     CONTINGENCIES

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

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $1.8 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively, which were related to environmental expenditures unrelated to claims and proceedings.  Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies.

3.     ACQUISITIONS

On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan from affiliates of Shell Oil Products, U.S. (“Shell”) for $13.0 million.  On January 31, 2006, the Partnership completed the acquisition of a natural gas liquids pipeline, which extends generally from Wattenberg, Colorado to Bushton, Kansas, from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  The Partnership also completed certain miscellaneous asset acquisitions during the first quarter of 2006 which approximated $1 million.

Buckeye NGL acquired the natural gas liquids pipeline and Buckeye Terminals, LLC, a subsidiary of BPH, acquired the refined petroleum products terminal.

In connection with each of these acquisitions, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 – “Business Combinations”.  Accordingly, the Partnership has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment.  The Partnership is in the process of determining the final allocation.

In December 2005, the Partnership acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20 million.  The Partnership allocated, on a preliminary basis, the cost of the assets to the tangible terminal assets acquired, and is in the process of determining the final allocation.

4.     LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
	(In thousands)

4.625% Notes due June 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	100,000	50,000
Less: Unamortized discount	(2,616)	(2,688)
Adjustment to fair value associated with hedge of fair value	1,706	1,765
Total	$949,090	$899,077

The fair value of the Partnership’s debt was estimated to be $917 million as of March 31, 2006 and $908 million at December 31, 2005.  The values at March 31, 2006 and December 31, 2005 were based on approximate market value on the respective dates.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  The weighted average interest rate on amounts outstanding under the Credit Facility at March 31, 2006 was 5.22%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At March 31, 2006 and December 31, 2005, the Partnership had $100.0 million and $50.0 million outstanding under the Credit Facility, respectively, and had committed $2.0 million and $1.3 million in support of letters of credit, respectively.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”.  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters.  As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At March 31, 2006 the Partnership’s Funded Debt Ratio was 4.40 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of March 31, 2006, the Partnership’s Fixed Charge Coverage Ratio was 2.86 to 1.00.

At March 31, 2006 the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $59 thousand during each of the first quarters of 2006 and 2005, related to the amortization of the gain on the interest rate swap.

5.     PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners’ capital consists of the following:

			Receivable
	General	Limited	from Exercise
	Partner	Partners	of Options	Total
	(in thousands)

Partners’ Capital – 1/1/06	$2,529	$756,531	$(483)	$758,577
Net income	145	22,833	—	22,978
Distributions	(180)	(27,967)	—	(28,147)
Net proceeds from issuance of 1,500,000 Limited Partnership Units	—	64,155	—	64,155
Amortization of unit options	—	172	—	172
Net change in receivable from exercise of unit options	—	—	13	13
Exercise of unit options	—	362	—	362

Partners’Capital – 3/31/06	$2,494	$816,086	$(470)	$818,110

During the three months ended March 31, 2006 and 2005, Partnership comprehensive income equaled net income.

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006			2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Income from continuing operations	$22,978			$23,162

Basic earnings per Partnership Unit	22,978	38,584	$0.60	23,162	35,178	$0.66

Effect of dilutive securities – options	—	27	(0.01)	—	41	—

Diluted earnings per Partnership Unit	$22,978	38,611	$0.59	$23,162	35,219	$0.66

6.     CASH DISTRIBUTIONS

The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On April 27, 2006, the Partnership declared a cash distribution of $0.75 per unit payable on May 31, 2006 to Unitholders of record on May 8, 2006. The total cash distribution to Unitholders will amount to approximately $29,755,000.  As a result of the cash distribution, the Partnership will also pay to MainLine Sub an incentive compensation payment of approximately $6,173,000.

7.     RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $2,262,000 and $3,821,000 due to the General Partner, MainLine Sub and MainLine for direct and indirect costs related to the business activities of the Partnership and Operating Subsidiaries at March 31, 2006 and December 31, 2005, respectively.  Accrued and other current liabilities included a payable to Services Company of $385,000 and $450,000 at March 31, 2006 and December 31, 2005, respectively.

8.     UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

The Partnership sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase limited partner units (“LP units”) at 100% of the market price of the LP units on the date of grant. Generally the options vest three years from the date of grant and expire ten years from date of grant. As unit options are exercised, the Partnership issues new LP units. The Partnership has not historically repurchased, and does not expect to repurchase any of its LP units in 2006.

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the first quarter of fiscal year 2006 includes: (a) compensation expense for all grants made prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership will recognize compensation expense for awards granted on or after January 1, 2006 on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first quarter of 2006 is based upon options ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

As a result of adopting SFAS 123R on January 1, 2006, the Partnership’s net income for the three month period ended March 31, 2006 was $0.2 million lower than it would have been if the Partnership had continued to account for unit-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  Basic earnings per unit would not have changed.  Diluted earnings per unit would have been increased by $0.01 if the Partnership had not adopted SFAS 123R. The reported basic and diluted earnings per unit for the three months ended March 31, 2006 were $0.60 and $0.59, respectively. The following table summarizes the total unit-based compensation expense included in the Partnership’s Condensed Consolidated Statements of Income:

Three Months Ended
March 31, 2006
(in thousands)

Unit-based operating expenses	$132
Unit-based general and administrative expenses	40
Total unit-based compensation	$172

Prior to January 1, 2006, the Partnership accounted for the Option Plan under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148).  No unit-based employee compensation cost was recognized in the Condensed Consolidated Statements of Income for the three-month period ended March 31, 2005, as all unit options granted under the Option Plan had an exercise price equal to the market value of the underlying units on the date of grant.

The following table illustrates the effect on net income for the three months ended March 31, 2005 as if the Partnership had applied the fair value recognition provisions of SFAS 123 to options granted under the Option Plan.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the units’ vesting periods:

		Three Months Ended March 31, 2005

Net income as reported		$23,162
Stock-based employee compensation cost included in net income		—
Stock-based employee compensation cost that would have been included in net income under the fair value method		(59)
Pro forma net income as if the fair value method had been applied to all awards		$23,103

Basic earnings per unit	As reported	$0.66
	Pro forma	$0.66

Diluted earnings per unit	As reported	$0.66
	Pro forma	$0.66

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005, respectively:

	2006	2005
Expected dividend yield	6.9%	6.0%
Expected unit price volatility	20.7%	16.2%
Risk-free interest rate	4.6%	4.0%
Expected life (in years)	6.5	4.0
Weighted-average fair value at grant date	$4.52	$3.56

The dividend yield is based on 6.5 years of historic yields. The expected volatility is based upon 6.5 years of historical volatility of the Partnership’s LP units. Effective January 1, 2006, the Partnership has elected to use the simplified method for the expected life which is the option vesting period of three years plus the option term of ten years divided by two. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following table summarizes employee unit option activity for the three month period ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2006	246,900	$39.44
Granted	81,400	44.73
Exercised	(10,600)	34.15
Forfeited, cancelled or expired	—	—
Outstanding, March 31, 2006	317,700	$40.97	7.8	$552,600
Exercisable, March 31, 2006	117,500	$35.24	5.7	$877,700

As of January 1, 2006, there were 173,100, unvested options. During the first quarter of 2006, 54,300 options vested. The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on March 31, 2006. Intrinsic value is determined by calculating the difference between the Partnership’s closing LP unit price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of units. The total intrinsic value of options exercised during the three month period ending March 31, 2006 was $109,800. The total number of in-the-money options exercisable as of March 31, 2006 was 117,500. As of March 31, 2006, total unrecognized compensation cost related to unvested options was $440,200.  The cost is expected to be recognized over a weighted average period of 0.8 years.  At March 31, 2006, 576,500 LP units were available for grant in connection with the Option Plan.

9.     PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company sponsors a retirement income guaranty plan (a defined benefit plan) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan (“Pension Benefits”).  Services Company’s policy is to fund amounts necessary to at least meet the minimum funding requirements under ERISA.

Services Company also provides postretirement health care and life insurance benefits to certain of its retirees (“Postretirement Benefits”).  To be eligible for these retirement benefits, an employee must have been hired prior to January 1, 1991 with respect to health care benefits and January 1, 2002 with respect to life insurance benefits, and the employee must satisfy certain service requirements.  Services Company does not pre-fund these postretirement benefit obligations.

In the three months ended March 31, 2006 and 2005, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$282	$203	$225	$205
Interest cost	285	208	725	689
Expected return on plan assets	(212)	(154)	—	—
Amortization of prior service benefit	(112)	(94)	(125)	(87)
Amortization of unrecognized losses	195	167	275	144
Net periodic benefit cost	$438	$330	$1,100	$951

The Partnership previously disclosed in its financial statements for the year ended December 31, 2005 that a minimum funding contribution was not required to be made during 2006.

10.   SEGMENT INFORMATION

Prior to 2005, the Partnership determined that it had one reportable operating segment, the transportation segment, based on its management and financial reporting structure.  Beginning in the fourth quarter of 2004 and continuing throughout 2005, the Partnership substantially expanded its business, including a significant increase in its terminalling operations.   In the fourth quarter of 2005, the Partnership determined that its operations are appropriately presented in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, bulk and marine terminals and transports these products to other locations for a tariff charge.  This segment owns and operates approximately 5,350 miles of pipelines in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of Buckeye NGL.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 45 terminals that have the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products.  The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes the Partnership’s ownership and operation of interests in two petrochemical pipelines.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of the Partnership’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenues:
Pipeline Operations	$81,867	$73,272
Terminalling and Storage	18,168	17,139
Other Operations	5,710	5,478
Total	$105,745	$95,889

Operating income:
Pipeline Operations	$31,252	$28,556
Terminalling and Storage	7,865	8,140
Other Operations	1,375	772
Total	$40,492	$37,468

Depreciation and amortization:
Pipeline Operations	$8,698	$7,240
Terminalling and Storage	1,104	954
Other Operations	390	325
Total	$10,192	$8,519

Capital expenditures:
Pipeline Operations	$14,183	$21,372
Terminalling and Storage	3,940	—
Other Operations	112	86
Total	$18,235	$21,458

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Acquisitions:
Pipeline Operations	$79,286	$—
Terminalling and Storage	13,504	—
Other Operations	—	—
Total	$92,790	$—

	March 31,	December 31,
	2006	2005
	(In thousands)
*Assets:
Pipeline Operations	$1,566,050	$1,466,512
Terminalling and Storage	299,392	288,972
Other Operations	58,114	61,383
Total	$1,923,556	$1,816,867

* All equity investments are included in the assets of Pipeline Operations.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB No. 25.  SFAS No. 123R became effective for the Partnership on January 1, 2006.  The Partnership adopted SFAS No. 123R using the modified prospective method, as permitted under the Statement.  The impact of adoption of SFAS No. 123R is described in Note 8.

On June 30, 2005, the Federal Energy Regulatory Commission (“FERC”) issued an Order on Accounting for Pipeline Assessment Costs (the “Order”) to address what has been diverse practice by FERC-regulated pipeline companies (including natural gas pipelines and refined petroleum product pipelines like the Partnership) and to enhance comparability of financial statements filed with FERC.  The Order, which was effective prospectively commencing January 1, 2006, requires companies to record certain costs related to pipeline integrity programs as capital and other costs as operating expenses in financial reports filed with FERC.  The Partnership has disclosed that, prior to January 1, 2006, its practice was to capitalize integrity management expenditures when such expenditures improved or extended the life of the pipeline or related assets.  Other integrity management costs were expensed as incurred.  The Partnership followed this practice for both reports prepared under generally accepted accounting principles and periodic regulatory reports to FERC.  The Partnership determined that, effective January 1, 2006; it would adopt the requirements of the Order for generally accepted accounting principles purposes as well as regulatory purposes.  The effect of adopting the Order was not material to the Partnership’s financial statements for the three months ended March 31, 2006.

12.   OTHER EVENTS

On April 20, 2006, Buckeye GP Holdings L.P. (“Buckeye GP Holdings”), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the sale of 12,500,000 of its common units representing limited partner interests. Buckeye GP Holdings was formed in March 2006 in order to (i) reorganize the ownership of the general partner interests in the Partnership which are indirectly owned by MainLine, (ii) become the owner of the general partnership interests in the Partnership, and (iii) complete an initial public offering of its common units.

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

The Partnership’s subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Each of these entities is referred to individually as an “Operating Subsidiary” and collectively as the “Operating Subsidiaries”. The Partnership owns approximately a 99% interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL, in each of which it owns a 100% interest.

During 2005 and 2004, the Partnership significantly expanded its operations through acquisitions.  This expansion continued in the first quarter of 2006.  In October 2004, the Partnership acquired five refined petroleum products pipelines with aggregate mileage of approximately 900 miles and 24 petroleum products terminals with aggregate storage capacity of approximately 9.3 million barrels in the Midwestern United States from affiliates of Shell Oil Products U.S. (“Shell”).  In May 2005, the Partnership acquired a refined petroleum products pipeline system comprising approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States from affiliates of ExxonMobil Corporation (the “Northeast Pipelines and Terminals”).  On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell for $13.0 million.  On January 31, 2006, Buckeye NGL acquired a natural gas liquids pipeline (the “NGL Pipeline”) with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.  The acquired assets have been included in the Partnership’s operations from their dates of acquisition.  The asset acquisitions completed in 2005 and 2006 added $7.8 million of revenue in the three months ended March 31, 2006.

As a result of the Partnership’s expansion, in the fourth quarter of 2005 the Partnership determined that its operations are most appropriately presented in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations.  The business of each operating segment is:

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  As of March 31, 2006, this segment owned and operated approximately 5,350 miles of pipeline systems in the following states: California, Colorado, Connecticut, Florida, Illinois,

Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of Buckeye NGL.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 45 active terminals with the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products.  The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes the Partnership’s ownership and operation of interests in two petrochemical pipelines.

Results of Operations

Summary operating results for the Partnership were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per unit amounts)

Revenue	$105,745	$95,889
Costs and expenses	65,253	58,421
Operating income	40,492	37,468
Other income (expenses)	(17,514)	(14,306)
Net income	$22,978	$23,162
Earnings per unit - basic	$0.60	$0.66
Earnings per unit – assuming dilution	$0.59	$0.66

Revenues and operating income by operating segment for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Pipeline Operations	$81,867	$73,272
Terminalling and Storage	18,168	17,139
Other Operations	5,710	5,478
Total	$105,745	$95,889

Operating income:
Pipeline Operations	$31,252	$28,556
Terminalling and Storage	7,865	8,140
Other Operations	1,375	772
Total	$40,492	$37,468

First Quarter

Total revenues for the quarter ended March 31, 2006 were $105.7 million, $9.8 million or 10.3% greater than revenue of $95.9 million in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $81.9 million in the first quarter of 2006 compared to $73.3 million in the first quarter of 2005. The increase of $8.6 million in transportation revenue was primarily the result of:

•      BPL Transportation revenue of $4.7 million (BPL Transportation’s assets were acquired on May 5, 2005);

•      Buckeye NGL revenue of $1.8 million (Buckeye NGL commenced operations on January 31, 2006);

•      a 3.7% average tariff rate increase effective May 1, 2005;

•      a 0.4%, or $0.1 million, decrease, net of BPL Transportation revenue, in gasoline transportation revenue on a 3.0% decrease in gasoline volumes delivered;

•      a 10.7%, or $1.2 million, increase, net of BPL Transportation revenue, in jet fuel transportation revenue on a 5.5% increase in jet fuel volumes delivered;

•      a 5.9%, or $1.1 million increase, net of BPL Transportation revenue, in distillate transportation revenue on a 3.4% increase in distillate volumes delivered;

•      an increase in liquefied petroleum gas (“LPG”) and other product transportation revenue of $0.4 million as a result of higher tariffs and an increase in volumes delivered;

•      a $1.1 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac Pipelines – Reno LLC (“WesPac – Reno”);

•      a $0.9 million increase in miscellaneous rental revenue; and

•      a $3.5 million decrease in transportation settlement revenue, representing primarily the settlement of overages and shortages on product deliveries.

Product deliveries for each of the quarters ended March 31, 2006 and 2005, including BPL Transportation product deliveries were as follows:

	Barrels per Day
	Three Months Ended March 31,
Product	2006	2005
Gasoline	691,100	663,500
Distillate	367,100	341,500
Jet Fuel	332,500	298,600
LPG’s	13,800	11,900
Other	10,500	5,700
Total	1,415,000	1,321,200

During the first quarter of 2006, BPL Transportation product deliveries averaged 79,100 barrels per day.

Terminalling and Storage:

Terminalling and Storage revenues of $18.2 million for the quarter ended March 31, 2006 increased by $1.0 million from the comparable period in 2005.

The terminals acquired from ExxonMobil on May 5, 2005 (the “ExxonMobil Terminals”), a terminal located in Taylor, Michigan and acquired in December 2005, and the Niles, Michigan terminal acquired in January 2006, generated, in the aggregate, terminalling and storage revenues of $2.3 million in the first quarter of 2006.

Terminalling and Storage revenues at other terminals owned by the Partnership were $15.9 million for the quarter ended March 31, 2006, a decline of $1.2 million from the first quarter of 2005.  The decline in terminal and storage revenues of approximately $2.4 million is attributable primarily to a decrease in terminal settlement charges (representing the settlement of overages and shortages in connection with terminal deliveries).  The first quarter of 2006, compared with the same quarter in 2005, was partially offset by a $1.2 million increase in rent and incidental charges, which is included in Terminalling and Storage revenues.

Average daily throughput for the refined products terminals for quarters ended March 31 was as follows:

	Quarter Ended March 31,
	2006	2005

Refined products throughput (bpd)	447,358	382,475

Other Operations:

Revenue from other operations of $5.7 million for the quarter ended March 31, 2006 increased by $0.2 million from the comparable period in 2005. Revenue from other operations in the first quarter of 2006 includes revenue from pipeline construction activities of $0.5 million, contract operating services of $3.1 million and rent and other revenues of $2.1 million.

Operating Expenses

Costs and expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Operating Expenses
	2006	2005
	(In thousands)

Payroll and payroll benefits	$19,873	$18,581
Depreciation and amortization	10,192	8,519
Operating power	7,090	6,079
Outside services	5,059	4,672
Property and other taxes	5,054	3,969
All other	17,985	16,601
Total	$65,253	$58,421

Payroll and payroll benefits were $19.9 million in the first quarter of 2006, an increase of $1.3 million compared to the first quarter of 2005.  Of this increase, approximately $0.9 million is related to employees hired as a result of the Northeast Pipelines and Terminals acquisition in May 2005 and subsequent acquisitions.  Increases in salaries and wages of $1.2 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced increases in benefit costs of $0.3 million.  These increases were partially offset by an increase of capitalized payroll of $0.7 million resulting from increased charges to capital projects by internal personnel and a decrease in severance pay.  The Partnership incurred expense of $0.6 million for severance pay in 2005 which did not occur during 2006.

Depreciation and amortization expense was $10.2 million in the first quarter of 2006, an increase of $1.7 million from the first quarter of 2005.  Depreciation related to assets acquired over the last year was $1.2 million.  The remaining increase in depreciation and amortization expense resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power costs were $7.1 million in the three months ended March 31, 2006, an increase of $1.0 million from the same period in 2005.  The Northeast Pipelines and Terminals and the remaining assets acquired over the last year added $0.9 million of power costs in the first quarter of 2006.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $0.4 million from $4.7 million in the first quarter of 2005 to $5.1 million in the first quarter of 2006.  Outside services costs related to the assets acquired after April 1, 2005 were $0.2 million.  Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Property and other taxes were $5.1 million in the first quarter of 2006, an increase of $1.1 million compared to the first quarter of 2005.  Property and other taxes in the first quarter of 2006 related to the Northeast Pipelines and Terminals and subsequent acquisitions were $0.6 million.  Of the remaining increase of $0.5 million, the Partnership experienced higher real property tax assessments in several states.

All other costs were $18.0 million in the three months ended March 31, 2006, an increase of $1.4 million compared to $16.6 million in the same period in 2005.  The increase reflects $1.1 million of costs associated with fuel purchases by Wes Pac – Reno related to a product-supply arrangement.  Other costs related to all acquisitions that occurred after April 1, 2005 were $0.9 million.  These cost increases were partially offset by a decrease in casualty losses of $1.0 million. The remainder of the increases related to various other pipeline operating costs.

Costs and expenses by segment for the quarters ended March 31, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Total costs and expenses
Pipeline Operations	$50,615	$44,716
Terminalling and Storage	10,303	8,999
Other Operations	4,335	4,706
Total	$65,253	$58,421

Other income (expense) for the three months ended March 31, 2006 and 2005 was as follows:

	Other Income (Expense)
	2006	2005
	(In thousands)

Investment and equity income	$1,592	$1,370
Interest and debt expense	(12,471)	(10,131)
General Partner incentive compensation	(5,722)	(4,573)
Minority interests and other	(913)	(972)

Total	$(17,514)	$(14,306)

Interest and debt expense was $12.5 million in the three months ended March 31, 2006, an increase of $2.4 million from $10.1 million in the three months ended March 31, 2005.  The Partnership incurred approximately $1.6 million in interest expense related to the 5.125% Notes due 2017, which were issued in June 2005 primarily in connection with the acquisition of the Northeast Pipelines and Terminals.  The balance of the increase in interest expense resulted from higher average balances outstanding on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation payments were $5.7 million in the first quarter of 2006, compared to $4.6 million in the first quarter of 2005, an increase of $1.1 million.  The increase in incentive compensation payments was due to the issuance of 1.1 million LP Units in February 2005, 2.5 million LP Units issued in May 2005 and an increase in the quarterly distribution rate to LP unitholders in the 2006 period compared to the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at March 31, 2006 and December 31, 2005 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	3/31/06	12/31/05

Current ratio (1)	1.8 to 1	1.6 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	1.1 to 1	1.0 to 1
Working capital - in thousands (2)	$46,748	$36,215
Ratio of total debt to total capital (3)	0.54 to 1	0.54 to 1
Book value (per Unit) (4)	$20.62	$19.88

(1)   current assets divided by current liabilities

(2)   current assets minus current liabilities

(3)   long-term debt divided by long-term debt plus total partners’ capital

(4)   total partners’ capital divided by Units outstanding at the end of the period.

During the first three months of 2006 and 2005, the Partnership’s principal sources of liquidity were cash from operations, borrowings under its revolving credit facility and proceeds from the issuance of the Partnership’s LP Units.  In the first three months of 2006 and 2005, the Partnership’s principal uses of cash were capital expenditures, distributions to Unitholders and, in 2006, acquisitions described in “Cash Flows From Investing Activities” below.

At March 31, 2006, the Partnership had $950 million aggregate amount of long-term debt, which consisted of $300 million of the Partnership’s 4.625% Notes due 2013 (the “4.625% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6.75% Notes due 2033 (the “6.75% Notes”), $125 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”) and $100 million outstanding under the Partnership’s revolving credit facility.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  At March 31, 2006, the weighted average interest rate on amounts outstanding was 5.22%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At March 31, 2006 and December 31, 2005, the Partnership had $100.0 million and $50.0 million outstanding under the Credit Facility, respectively, and had committed $2.0 million and $1.3 million, respectively, in support of letters of credit.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”.  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries(including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters.  As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At March 31, 2006 the Partnership’s Funded Debt Ratio was 4.40 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of March 31, 2006, the Partnership’s Fixed Charge Coverage Ratio was 2.86 to 1.00.

At March 31, 2006 the Partnership was in compliance with all of the covenants under the Credit Facility.

The Partnership had no derivative instruments outstanding at March 31, 2006.

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2006 and 2005 are as follows:

	Cash Flows from Operations
	2006	2005
	(In thousands)

Net income	$22,978	$23,162
Depreciation and amortization	10,192	8,519
Minority interests	913	972
Changes in current assets and liabilities	(17,480)	(12,769)
Changes in other assets and liabilities	1,273	1,137
Other	785	(1,233)
Total	$18,661	$19,788

Cash flows from operations were $18.7 million for the first three months of 2006, a decrease of $1.1 million from cash flows from operations in the first three months of 2005.  Net income was $23.0 million for the first quarter of 2006 and $23.2 million for the first quarter of 2005, a decrease of $0.2 million.  Depreciation and amortization was $10.2 million for the first quarter of 2006 compared to $8.5 million during the same period in 2005.  The increase resulted principally from depreciation and amortization on the Northeast Pipelines and Terminals (acquired on May 5, 2005) and the NGL Pipeline (acquired on January 31, 2006) along with ongoing capital additions.  Cash used for working capital was $17.5 million in the first quarter of 2006 compared to $12.8 million in the first quarter of 2005.

In the first quarter of 2006, cash used for working capital resulted from increases in prepaid and other current assets of $5.9 million, construction and pipeline relocation receivables of $1.7 million, and trade receivables of $3.6 million and a decrease in accounts payable of $6.9 million.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on the 29-mile ammonia pipeline acquired in November 2005. The increase in construction and pipeline relocation receivables is due to an increase in pipeline relocation activity in the first quarter of 2006.  Trade receivables increased due to an increase in the Partnership’s pipeline and terminal activities due to its acquisitions. The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005 as well as lower maintenance and outside service activities in the first quarter compared to year end.

In the first quarter of 2005, cash used for working capital resulted principally from reductions in accounts payable of $8.7 million and other current liabilities of $7.8 million as well as an increase in trade receivables of $5.2 million, partially offset by a reduction in construction and pipeline relocation receivables of $3.2 million and prepaid and other current assets of $6.2 million.  The decrease in accounts payable resulted principally from the timing of invoice payments at year-end 2004 as well as lower maintenance and outside service activities in the first quarter compared to year-end.  Lower accrued and other current liabilities resulted from semi-annual interest payments on the 4.625% Notes and the 6.75% Notes totaling $12.0 million, most of which was accrued at year-end.  The increase in trade receivables resulted principally from the timing of billings related to terminals operations.  The reduction in construction and pipeline relocation receivables resulted from the collection of a large construction contract completed in December 2004.  The reduction in prepaid and other current assets resulted principally from the collection of insurance receivables in the first quarter.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 are as follows:

	Investing Activities
	For the Three Months Ended March 31,
	2006	2005
	(in thousands)

Capital expenditures	$(18,235)	$(21,458)
Investments and acquisitions	(92,790)	—
Other	(113)	170
Total	$(111,138)	$(21,288)

In the three months ended March 31, 2006, the Partnership expended $92.8 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1 million for miscellaneous asset acquisitions.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Three Months Ended March 31,
	2006	2005
	(in thousands)

Sustaining capital expenditures	$5,496	$2,587
Expansion and cost reduction	12,739	18,871
Total	$18,235	$21,458

The Partnership incurred $5.5 million and $2.6 million of sustaining capital expenditures and $12.7 million and $18.9 million of expansion and cost reduction expenditures in the first three months of 2006 and 2005, respectively. Expansion and cost reduction projects in 2006 include the completion of an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport.  Expansion projects in 2005 include a capacity expansion project related to the Laurel pipeline across Pennsylvania, and the construction of the Memphis International Airport project.  The Memphis International Airport project is being implemented by WesPac Pipelines – Memphis LLC, a 75%-owned subsidiary of the Partnership.

The Partnership estimates sustaining capital expenditures will be approximately $30 million for all of 2006.

Cash Flows from Financing Activities

On March 7, 2006, the Partnership issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit.  Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses, were approximately $64.2 million, and were used to reduce amounts outstanding under the Credit Facility.

During the first three months of 2006, the Partnership borrowed $115 million under its Credit Facility and repaid $65 million, principally from the proceeds of the LP Unit offering.

Distributions to Unitholders were $28.1 million in the first three months of 2006 compared to $24.5 million in the first three months of 2005.  The increase resulted principally from additional LP Units outstanding as a result of the Partnership’s issuance of 1.1 million LP Units in February 2005, the issuance of 2.5 million LP Units in May 2005, and an increase in the distribution rate to $0.7375 per unit in the first quarter of 2006 compared to $0.6875 per unit in the first quarter of 2005.

OTHER MATTERS

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in the Partnership’s financial statements and effectively eliminates the intrinsic value method permitted by APB 25.  SFAS No. 123R became effective for the Partnership on January 1, 2006.  The Partnership adopted SFAS No. 123R using the modified prospective method, as permitted under the Statement.  The impact of adoption of SFAS No. 123R is described in Note 8 to the condensed consolidated financial statements.

On June 30, 2005, the Federal Energy Regulatory Commission (“FERC”) issued an Order on Accounting for Pipeline Assessment Costs (the “Order”) to address what has been diverse practice by FERC-regulated pipeline companies (including natural gas pipelines and refined petroleum product pipelines like the Partnership) and to enhance comparability of financial statements filed with

FERC.  The Order, which was effective prospectively commencing January 1, 2006, requires companies to record certain costs related to pipeline integrity programs as capital and other costs as operating expenses in financial reports filed with FERC.  The Partnership has disclosed that, prior to January 1, 2006, its practice was to capitalize integrity management expenditures when such expenditures improved or extended the life of the pipeline or related assets.  Other integrity management costs were expensed as incurred.  The Partnership followed this practice for both reports prepared under generally accepted accounting principles and periodic regulatory reports to FERC.  The Partnership determined that, effective January 1, 2006; it would adopt the requirements of the Order for generally accepted accounting principles purposes as well as regulatory purposes.  The effect of adopting the Order was not material to the Partnership’s financial statements for the three months ended March 31, 2006.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Report on Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include: (1) price trends and overall demand for refined petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands);
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

Market Risk – Other than Trading Instruments

The Partnership is exposed to risk resulting from changes in interest rates.  The Partnership does not have significant commodity or foreign exchange risk.  The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes and the 6.75% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility).  Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

The Partnership’s practice with respect to derivative transactions has been to have each transaction authorized by the Board of Directors of the General Partner.

At March 31, 2006, the Partnership had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.300% Notes, $300 million of the 4.625% Notes and $150 million of the 6.75% Notes.  The fair value of these obligations at March 31, 2006 was approximately $817 million.  The Partnership estimates that a 1% decrease or increase in rates for obligations of similar maturities would increase or decrease the fair value of these obligations by $67 million. The Partnership’s variable debt obligation under the Credit Facility at March 31, 2006 was $100 million.  Based on the balance outstanding at March 31, 2006, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.0 million.

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures.

The management of the General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for the Partnership as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the General Partner’s disclosure controls and procedures for the Partnership as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the General Partner in reports filed on behalf of the Partnership under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.   A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                    Change in Internal Control over Financial Reporting

No change in the General Partner’s internal control over financial reporting for the Partnership occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal control over financial reporting for the Partnership.

Part II - Other Information

Item 1.  Legal Proceedings

In late October 2005, the Partnership experienced a release of approximately 43,000 gallons of unleaded gasoline at its Macungie, Pennsylvania station and tank farm complex.  The Partnership estimates that it has recovered approximately 92% of the released gasoline.  The Partnership is actively engaged in delineation of impacted soils and groundwater and has instituted product recovery through remediation systems.  As of March 31, 2006, the Partnership had expended approximately $3.2 million on external costs for emergency response and environmental remediation efforts.  The Partnership expects that insurance reimbursements will cover expenses in connection with environmental remediation costs in excess of $2.5 million.

The Partnership is working with the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection (“PA DEP”) in connection with the delineation of the contamination and the development of a long-term remediation plan for the site.  In the first quarter of 2006, Buckeye entered into administrative consent orders with the EPA and the PA DEP.  In connection with the administrative consent order entered into with the PA DEP, Buckeye agreed (without admitting to any violations of law) to pay a civil penalty in connection with the release in the amount of $150,000.  Buckeye is unable to estimate whether any additional penalties may be assessed by regulatory agencies in connection with the release.

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

BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC
as General Partner

Date: May 2, 2006	By:		ROBERT B. WALLACE

Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)