Form 10-Q
period 2006-06-30
BUCKEYE PARTNERS L P
filed 2006-07-25
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2006
Limited Partnership Units	39,431,746 Units

BUCKEYE PARTNERS, L.P.

i

Part I. Financial Information

Item 1.            Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per Unit amounts)

(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2006	2005		2006	2005

$111,495	$101,916	Revenue	$217,240	$197,805

		Costs and expenses:
52,542	49,359	Operating expenses	102,804	94,223
11,147	9,157	Depreciation and amortization	21,339	17,676
4,753	3,833	General and administrative expenses	9,552	8,871
68,442	62,349	Total costs and expenses	133,695	120,770

43,053	39,567	Operating income	83,545	77,035

		Other income (expenses):
1,604	1,358	Investment and equity income	3,196	2,728
(12,889)	(10,826)	Interest and debt expense	(25,360)	(20,957)
(6,174)	(4,762)	General Partner incentive compensation	(11,896)	(9,335)
(1,428)	(911)	Minority interests and other	(2,341)	(1,883)
(18,887)	(15,141)	Total other income (expenses)	(36,401)	(29,447)

$24,166	$24,426	Net income	$47,144	$47,588

$148	$159	Net income allocated to General Partner	$293	$321

$24,018	$24,267	Net income allocated to Limited Partners	$46,851	$47,267

39,674	36,890	Weighted average units outstanding: Basic	39,132	36,032

39,695	36,926	Assuming dilution	39,156	36,072

		Earnings per Partnership Unit- basic:
$0.61	$0.66	Net income allocated to General and Limited Partners per Partnership Unit	$1.20	$1.32

		Earnings per Partnership Unit - assuming dilution:
$0.61	$0.66	Net income allocated to General and Limited Partners per Partnership Unit	$1.20	$1.32

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005

Assets

Current assets:
Cash and cash equivalents	$18,325	$24,862
Trade receivables	39,936	38,864
Construction and pipeline relocation receivables	12,992	10,571
Inventories	13,416	12,997
Prepaid and other current assets	23,077	11,074
Total current assets	107,746	98,368

Property, plant and equipment, net	1,702,464	1,576,652
Goodwill	11,355	11,355
Other non-current assets	120,264	130,492

Total assets	$1,941,829	$1,816,867

Liabilities and partners’ capital

Current liabilities:
Accounts payable	$13,086	$16,925
Accrued and other current liabilities	54,788	45,228
Total current liabilities	67,874	62,153

Long-term debt	961,102	899,077
Minority interests	20,310	19,516
Other non-current liabilities	79,895	77,544
Total liabilities	1,129,181	1,058,290

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner	2,459	2,529
Limited Partners	810,653	756,531
Receivable from exercise of options	(464)	(483)
Total partners’ capital	812,648	758,577

Total liabilities and partners’ capital	$1,941,829	$1,816,867

See notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$47,144	$47,588

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,339	17,676
Minority interests	2,341	1,883
Equity earnings	(2,795)	(2,465)
Distributions from equity investments	3,167	1,649
Amortization of debt discount	25	15
Amortization of option grants	239	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(1,072)	(11,606)
Construction and pipeline relocation receivables	(2,421)	(459)
Inventories	(419)	(712)
Prepaid and other current assets	(12,003)	3,577
Accounts payable	(3,839)	(4,904)
Accrued and other current liabilities	9,537	(4,075)
Other non-current assets	(399)	1,767
Other non-current liabilities	2,351	1,998
Total adjustments from operating activities	16,051	4,344

Net cash provided by operating activities	63,195	51,932

Cash flows from investing activities:
Capital expenditures	(43,943)	(36,586)
Acquisitions	(92,790)	(178,854)
Net (expenditures) proceeds from disposal of property, plant and equipment	(139)	69

Net cash used in investing activities	(136,872)	(215,371)

Cash flows from financing activities:
Net proceeds from issuance of Partnership units	64,105	156,103
Debt issuance costs	—	(910)
Proceeds from exercise of unit options	486	1,154
Distributions to minority interests	(1,548)	(949)
Proceeds from issuance of long-term debt	127,000	324,767
Payment of long-term debt	(65,000)	(268,000)
Distributions to Unitholders	(57,903)	(49,453)

Net cash provided by financing activities	67,140	162,712

Net decrease in cash and cash equivalents	(6,537)	(727)
Cash and cash equivalents at beginning of period	24,862	19,017

Cash and cash equivalents at end of period	$18,325	$18,290

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$27,073	$21,666
Capitalized interest	$1,010	$1,166
Cash paid for income taxes	$5	$557

Non cash change in assets and liabilities:
Fair value hedge accounting	$(118)	$(118)
Environmental obligations related to acquisition of Northeastern Pipelines and Terminals	$—	$(2,332)

See notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.               BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2005 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of June 30, 2006, along with the results of the Partnership’s operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Buckeye GP LLC (the “General Partner”) serves as the general partner of the Partnership.  As of June 30, 2006, the General Partner owned approximately a 0.6% general partnership interest in the Partnership and approximately a 1% general partnership interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL.  The General Partner is a wholly-owned subsidiary of MainLine Sub LLC (“MainLine Sub”), which is a wholly-owned subsidiary of MainLine L.P. (“MainLine”).  MainLine is a limited partnership owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”) and certain members of senior management.  See Note 11 for other events.

At June 30, 2006, Buckeye Pipe Line Services Company (“Services Company”) employed all of the employees who work for the Operating Subsidiaries.  Under a services agreement entered into in December 2004, (the “Services Agreement”), the Operating Subsidiaries and their subsidiaries directly reimburse Services Company for the cost of the services provided by the employees.  Under the Services Agreement, certain executive compensation costs and related benefits for the General Partner’s four highest salaried officers are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed to Services Company by MainLine Sub.  At June 30, 2006, Services Company owned an approximate 5.9% limited partnership interest in the Partnership.

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

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $2.2 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively, and $3.9 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively, which were related to environmental expenditures unrelated to claims and proceedings.  Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies.

3.               ACQUISITIONS

On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan from affiliates of Shell Oil Products, U.S. (“Shell”) for $13.0 million.  On January 31, 2006, the Partnership completed the acquisition of a natural gas liquids pipeline, which extends generally from Wattenberg, Colorado to Bushton, Kansas, from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  Buckeye NGL acquired the natural gas liquids pipeline and Buckeye Terminals, LLC, a subsidiary of BPH, acquired the refined petroleum products terminal.  The Partnership also completed certain miscellaneous asset acquisitions during the first six months of 2006 which approximated $1 million.

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

4.               LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
	(In thousands)

4.625% Notes due June 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	112,000	50,000
Less: Unamortized discount	(2,545)	(2,688)
Adjustment to fair value associated with hedge of fair value	1,647	1,765
Total	$961,102	$899,077

The fair value of the Partnership’s debt was estimated to be $899 million as of June 30, 2006 and $908 million at December 31, 2005.  The values at June 30, 2006 and December 31, 2005 were based on approximate market value on the respective dates.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  The weighted average interest rate on amounts outstanding under the Credit Facility at June 30, 2006 was 5.8%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At June 30, 2006 and December 31, 2005, the Partnership had $112.0 million and $50.0 million outstanding under the Credit Facility, respectively, and had committed $1.7 million and $1.3 million in support of letters of credit, respectively.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”.  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters.  As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At June 30, 2006 the Partnership’s Funded Debt Ratio was 4.48 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of June 30, 2006, the Partnership’s Fixed Charge Coverage Ratio was 2.70 to 1.00.

At June 30, 2006 the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 - “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $59 thousand during each of the three months ended June 30, 2006 and 2005 and $118 thousand during each of the six months ended June 30, 2006 and 2005, related to the amortization of the gain on the interest rate swap.

5.               ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Taxes–other than income	$6,027	$5,811
Accrued charges due General Partner	753	3,821
Accrued charges due Services Company	1,240	450
Environmental liabilities	9,522	6,996
Interest	14,246	16,634
Accrued top-up reserve	715	1,059
Retainage	707	639
Payable for ammonia purchase	7,151	—
Other	14,427	9,818
Total	$54,788	$45,228

6.               PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners’ capital consists of the following:

			Receivable
	General	Limited	from Exercise
	Partner	Partners	of Options	Total
	(In thousands)

Partners’ Capital - 1/1/06	$2,529	$756,531	$(483)	$758,577
Net income	293	46,851	—	47,144
Distributions	(363)	(57,540)	—	(57,903)
Net proceeds from issuance of Partnership units	—	64,105	—	64,105
Amortization of unit options	—	239	—	239
Net change in receivable from exercise of unit options	—	—	19	19
Exercise of unit options	—	467	—	467

Partners’ Capital - 6/30/06	$2,459	$810,653	$(464)	$812,648

During the six months ended June 30, 2006, Partnership net income equaled comprehensive income.

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and six month periods ended June 30:

	Three Months Ended June 30,
	2006			2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Net income	$24,166			$24,426

Basic earnings per Partnership Unit	24,166	39,674	$0.61	24,426	36,890	$0.66

Effect of dilutive securities - options	—	21	—	—	36	—

Diluted earnings per Partnership Unit	$24,166	39,695	$0.61	$24,426	36,926	$0.66

	Six Months Ended June 30,
	2006			2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Net income	$47,144			$47,588

Basic earnings per Partnership Unit	47,144	39,132	$1.20	47,588	36,032	$1.32

Effect of dilutive securities - options	—	24	—	—	40	—

Diluted earnings per Partnership Unit	$47,144	39,156	$1.20	$47,588	36,072	$1.32

7.               CASH DISTRIBUTIONS

The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On July 24, 2006, the Partnership declared a cash distribution of $0.7625 per unit payable on August 31, 2006 to Unitholders of record on August 4, 2006. The total cash distribution to Unitholders will amount to approximately $30,253,000.  As a result of the cash distribution, the Partnership will also pay to MainLine Sub an incentive compensation payment of approximately $6,381,000.

8.               RELATED PARTY ACCRUED TRANSACTIONS

Accrued and other current liabilities include $753,000 and $3,821,000 due to the General Partner, MainLine Sub and MainLine for direct and indirect costs related to the business activities of the Partnership and Operating Subsidiaries at June 30, 2006 and December 31, 2005, respectively.  Accrued and other current liabilities included a payable to Services Company of $1,240,000 and $450,000 at June 30, 2006 and December 31, 2005, respectively.

9.               UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

The Partnership sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase limited partner units (“LP units”) at 100% of the market price of the LP units on the date of grant. Generally the options vest three years from the date of grant and expire ten years from date of grant. As unit options are exercised, the Partnership issues new LP units. The Partnership has not historically repurchased, and does not expect to repurchase, any of its LP units in 2006.

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the first six months of fiscal year 2006 includes: (a) compensation expense for all grants made prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership will recognize compensation expense for awards granted on or after January 1, 2006 on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first six months of 2006 is based upon options ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

As a result of adopting SFAS 123R on January 1, 2006, the Partnership’s net income for the three month and six month periods ended June 30, 2006 was $0.1 million and $0.2 million, respectively, lower than it would have been if the Partnership had continued to account for unit-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  Basic and diluted earnings per unit would not have changed for the three and six months ended June 30, 2006.  The reported basic and diluted earnings per unit for the three months ended June 30, 2006 were $0.61 each. The reported basic and diluted earnings per unit for the six months ended June 30, 2006 were $1.20 each.  The following table summarizes the total unit-based compensation expense included in the Partnership’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands)

Unit-based operating expenses	$52	$184
Unit-based general and administrative expenses	15	55
Total unit-based compensation	$67	$239

Prior to January 1, 2006, the Partnership accounted for the Option Plan under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS 148).  No unit-based employee compensation cost was recognized in the Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2005, as all unit options granted under the Option Plan had an exercise price equal to the market value of the underlying units on the date of grant.

The following table illustrates the effect on net income for the three and six months ended June 30, 2005 as if the Partnership had applied the fair value recognition provisions of SFAS 123 to options granted under the Option Plan.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the units’ vesting periods:

		Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
		(in thousands, except per unit amounts)

Net income as reported		$24,426	$47,588
Stock-based employee compensation cost included in net income		—	—
Stock-based employee compensation cost that would have been included in net income under the fair value method		(61)	(119)
Pro forma net income as if the fair value method had been applied to all awards		$24,365	$47,469

Basic earnings per unit	As reported	$0.66	$1.32
	Pro forma	$0.66	$1.32

Diluted earnings per unit	As reported	$0.66	$1.32
	Pro forma	$0.66	$1.32

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005, respectively:

	2006	2005

Expected dividend yield	6.9%	6.0%

Expected unit price volatility	20.7%	16.2%

Risk-free interest rate	4.6%	4.0%

Expected life (in years)	6.5	4.0

Weighted-average fair value at grant date	$4.52	$3.56

The expected volatility for the quarter ended June 30, 2006 is based upon historical volatility of the Partnership’s market-traded LP units. Effective January 1, 2006, the Partnership has elected to use the simplified method for the expected life which is the option vesting period of three years plus the option term of ten years divided by two. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following table summarizes employee unit option activity for the six month period ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2006	246,900	$39.44
Granted	81,900	44.72
Exercised	(13,400)	34.86
Forfeited, cancelled or expired	—	—
Outstanding, June 30, 2006	315,400	$41.00	7.8	$341,600
Exercisable, June 30, 2006	114,700	$34.34	5.7	$792,200

The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Intrinsic value is determined by calculating the difference between the Partnership’s closing LP unit price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of units. The total intrinsic value of options exercised during the six month period ended June 30, 2006 was $122,200. The total number of in-the-money options exercisable as of June 30, 2006 was 114,700. As of June 30, 2006, total unrecognized compensation cost related to unvested options was $374,900.  The cost is expected to be recognized over a weighted average period of 1.1 years.  At June 30, 2006, 576,000 LP units were available for grant in connection with the Option Plan.

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

Services Company also provides postretirement health care and life insurance benefits to certain of its retirees (“Postretirement Benefit”).  To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 with respect to health care benefits and January 1, 2002 with respect to life insurance benefits, and the employee must satisfy certain service requirements.  Services Company does not pre-fund this postretirement benefit obligation.

In the three months ended June 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$179	$256	$225	$203
Interest cost	215	262	725	689
Expected return on plan assets	(211)	(194)	—	—
Amortization of prior service benefit	(115)	(119)	(125)	(86)
Amortization of unrecognized losses	111	211	273	144
Net periodic benefit cost	$179	$416	$1,098	$950

In the six months ended June 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s retirement income guarantee plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$461	$459	$450	$408
Interest cost	500	470	1,450	1,378
Expected return on plan assets	(423)	(348)	—	—
Amortization of prior service benefit	(227)	(213)	(250)	(173)
Amortization of unrecognized losses	306	378	548	288
Net periodic benefit cost	$617	$746	$2,l98	$1,901

The Partnership previously disclosed in its financial statements for the year ended December 31, 2005 that a minimum funding contribution was not required to be made during 2006.

11.         SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenues:
Pipeline Operations	$86,538	$74,102	$168,405	$147,374
Terminalling and Storage	18,441	15,008	36,609	32,147
Other Operations	6,516	12,806	12,226	18,284
Total	$111,495	$101,916	$217,240	$197,805

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Operating income:
Pipeline Operations	$35,841	$30,823	$67,091	$59,378
Terminalling and Storage	5,532	5,604	13,397	13,745
Other Operations	1,680	3,140	3,057	3,912
Total	$43,053	$39,567	$83,545	$77,035

Depreciation and amortization:
Pipeline Operations	$9,607	$7,789	$18,306	$15,028
Terminalling and Storage	1,142	1,041	2,246	1,995
Other Operations	398	327	787	653
Total	$11,147	$9,157	$21,339	$17,676

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Capital expenditures:
Pipeline Operations	$31,332	$35,141
Terminalling and Storage	9,487	1,269
Other Operations	3,124	176
Total	$43,943	$36,586

Acquisitions:
Pipeline Operations	$79,286	$153,633
Terminalling and Storage	13,504	25,221
Other Operations	—	—
Total	$92,790	$178,854

	June 30,	December 31,
	2006	2005
	(In thousands)
*Assets:
Pipeline Operations	$1,568,500	$1,466,512
Terminalling and Storage	306,636	288,972
Other Operations	66,693	61,383
Total	$1,941,829	$1,816,867

* All equity investments are included in the assets of Pipeline Operations.

12.           OTHER EVENTS

On July 14, 2006, Buckeye GP Holdings L.P. (“Buckeye GP Holdings”), filed an Amendment No. 3 to its Registration Statement on Form S-1 with the Securities and Exchange Commission to register the sale of 14,100,000 of its common units representing limited partner interests. Buckeye GP Holdings was formed in June 2006 in order to (i) reorganize the ownership of the general partner interests in the

Partnership which are indirectly owned by MainLine, (ii) become the owner of the general partnership interests in the Partnership, and (iii) complete an initial public offering of its common units.

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

The following discussion provides an analysis of the results for each of the Partnership’s operating segments, an overview of its liquidity and capital resources and other items related to the Partnership.  The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) the Partnership’s consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K for the year ended December 31, 2005.

In May 2005, the Partnership acquired a refined petroleum products pipeline system comprising approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States from affiliates of ExxonMobil Corporation (the “Northeast Pipelines and Terminals”).  In December 2005, the Partnership acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20 million.  On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell for $13.0 million.  On January 31, 2006, Buckeye NGL acquired a natural gas liquids pipeline (the “NGL Pipeline”) with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.  The acquired assets have been included in the Partnership’s operations from their dates of acquisition.  The asset acquisitions completed in 2005 and 2006 added $6.1 million of revenue in the three months ended June 30, 2006 and $13.9 million of revenue in the six months ended June 30, 2006.

The Partnership’s business comprises three operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations.  The business of each operating segment is:

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  As of June 30, 2006, this segment owned and operated approximately 5,350 miles of pipeline systems in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of Buckeye NGL.

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

Results of Operations

Summary operating results for the Partnership were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenue	$111,495	$101,916	$217,240	$197,805
Costs and expenses	68,442	62,349	133,695	120,770
Operating income	43,053	39,567	83,545	77,035
Other income (expenses)	(18,887)	(15,141)	(36,401)	(29,447)
Net income	$24,166	$24,426	$47,144	$47,588
Earnings per unit - basic	$0.61	$0.66	$1.20	$1.32
Earnings per unit - assuming dilution	$0.61	$0.66	$1.20	$1.32

Revenues and operating income by operating segment for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Revenues:
Pipeline Operations	$86,538	$74,102
Terminalling and Storage	18,441	15,008
Other Operations	6,516	12,806
Total	$111,495	$101,916

Operating income:
Pipeline Operations	$35,841	$30,823
Terminalling and Storage	5,532	5,604
Other Operations	1,680	3,140
Total	$43,053	$39,567

Second Quarter

Total revenues for the quarter ended June 30, 2006 were $111.5 million, $9.6 million or 9.4% greater than revenue of $101.9 million in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $86.5 million for the quarter ended June 30, 2006 compared to $74.1 million for the quarter ended June 30, 2005. The net increase in revenue from Pipeline Operations of $12.4 million was primarily the result of:

•      BPL Transportation revenue increased by $2.2 million (BPL Transportation’s assets were acquired on May 5, 2005);

•      Buckeye NGL revenue of $2.8 million (Buckeye NGL’s assets were acquired on January 31, 2006);

•      an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.8% effective May 1, 2006, an increase in index based interstate tariff rates of approximately 3.6% effective July 1, 2005, and an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.3% effective May 1, 2005;

•      a 0.1%, or $0.1 million, decrease, net of BPL Transportation revenue, in gasoline transportation revenue on a 2.6% decrease in gasoline volumes delivered;

•      a 11.2%, or $1.4 million, increase, net of BPL Transportation revenue, in jet fuel transportation revenue on a 7.0% increase in jet fuel volumes delivered;

•      a 0.5%, or $0.1 million increase, net of BPL Transportation revenue, in distillate transportation revenue on a 3.2% decrease in distillate volumes delivered;

•      an increase in liquefied petroleum gas (“LPG”) and other product transportation revenue of $0.5 million as a result of higher tariffs and an increase in volumes delivered;

•      a $1.4 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac Pipelines - Reno LLC (“WesPac - Reno”);

•      a $2.0 million increase in other revenues principally resulting from the Memphis terminal;

•      a $0.8 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract;

•      a $0.3 million increase in miscellaneous rental revenue; and

•      a $0.2 million increase in transportation settlement revenue, representing primarily the settlement of overages and shortages on product deliveries.

Product deliveries for each of the quarters ended June 30, 2006 and 2005, including BPL Transportation product deliveries were as follows:

	Barrels per Day
	Three Months Ended June 30,
Product	2006	2005
Gasoline	734,200	736,500
Distillate	281,700	288,700
Jet Fuel	359,200	330,700
LPG’s	33,800	24,000
NGL’s	21,900	—
Other	10,500	7,000
Total	1,441,300	1,386,900

In the second quarter of 2006, certain of the Partnership’s Operating Subsidiaries filed pipeline tariffs reflecting increased rates on average of approximately 6.1%.  Tariff rate increases were not filed in connection with certain of the Partnership’s pipelines regulated by state regulatory agencies which represent less than 8% of the Partnership’s pipeline volumes.  These tariff rate increases are expected to generate approximately $17 million in additional revenue on an annual basis.  The Partnership also filed with the Federal Energy Regulatory Commission, effective June 1, 2006, a tariff rate surcharge to recover anticipated capital and operating costs associated with the pipeline transportation of ultra low sulfur diesel fuel.  The tariff rate surcharge is expected to generate approximately $3 million in additional revenue on an annual basis.  The tariff rate surcharge is designed to permit the Partnership to recover, over time, its capital investment (and a reasonable rate of return thereon) and its operating costs related to infrastructure improvements in connection with the transportation of ultra low sulfur diesel fuel.

Terminalling and Storage:

Terminalling and Storage revenues of $18.4 million for the quarter ended June 30, 2006 increased by $3.4 million from the comparable quarter in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $1.9 million for the quarter ended June 30, 2006 compared to the comparable period in 2005.  The increase is related to periods in 2006 during which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at existing terminals owned by the Partnership were $15.9 million for the quarter ended June 30, 2006, an increase of $1.6 million from the second quarter of 2005, which is principally related to an increase in terminal throughput volumes.

Average daily throughput for the refined products terminals for quarters ended June 30 was as follows:

	Quarter Ended June 30,
	2006	2005

Refined products throughput (bpd)	514,700	433,200

Other Operations:

Revenue from other operations of $6.5 million for the quarter ended June 30, 2006 decreased by $6.3 million from the comparable period in 2005 primarily as a result of the absence of a large construction contract which provided approximately $6.5 million of revenue in the second quarter of 2005.

Operating Expenses:

Costs and expenses for the three months ended June 30, 2006 and 2005 were as follows:

	Operating Expenses
	2006	2005
	(In thousands)

Payroll and payroll benefits	$19,594	$18,241
Depreciation and amortization	11,147	9,157
Operating power	7,047	5,959
Outside services	8,104	5,739
Property and other taxes	4,025	4,181
Construction management	1,424	5,058
All other	17,101	14,014
Total	$68,442	$62,349

Payroll and payroll benefits were $19.6 million in the second quarter of 2006, an increase of $1.4 million compared to the second quarter of 2005.  Of this increase, approximately $0.6 million is related to employees hired as a result of acquisitions that occurred during the previous twelve months.  Increases in salaries and wages of $1.3 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  These increases were partially offset by an increase in capitalized payroll of $0.7 million resulting from increased charges to capital projects by internal personnel.

Depreciation and amortization expense was $11.1 million in the second quarter of 2006, an increase of $2.0 million from the second quarter of 2005.  Depreciation related to recent acquisitions was $0.7 million.  The remaining increase resulted from assets placed into service during 2006.

Operating power costs were $7.0 million in the three months ended June 30, 2006, an increase of $1.1 million from the same period in 2005.  Of this increase, $0.6 million is related to recent acquisitions.  The remainder of the increase is due to additional pipeline volumes in the Partnership’s pipeline operations.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $2.4 million from $5.7 million in the second quarter of 2005 to $8.1 million in the second quarter of 2006.  Outside services costs related to acquisitions that occurred during the previous twelve months added $0.2 million of outside services costs.  The Partnership incurred an additional $0.7 million for pipeline inspection and maintenance costs related to an operating service contract.  The Partnership also incurred additional expense of $0.3 million for public awareness programs.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the second quarter of 2006.  Outside services costs consist principally of third-party contract services for maintenance activities.

Property and other taxes decreased by $0.2 million from $4.2 million in the second quarter of 2005 to $4.0 million for the same period in 2006.  The Partnership was reimbursed $0.9 million in 2006 for certain property taxes under an operating service agreement.  This decrease was partially offset by an increase of $0.3 million related to recent acquisitions and $0.4 million related to higher real property assessments over the same period in 2005.

Construction management costs were $1.4 million in the second quarter of 2006, which is a decrease of $3.6 million from the second quarter of 2005.  The decrease is principally a result from the absence of a large construction project that was completed in the second quarter 2005.

All other costs were $17.1 million in the three months ended June 30, 2006, an increase of $3.1 million compared to $14.0 million in the same period in 2005.  The increase reflects $1.3 million of costs associated with fuel purchases by Wes Pac - Reno related to a product-supply arrangement.  Other costs related to recent acquisitions were $0.4 million.  These increases were partially offset by a decrease in casualty losses of $0.7 million.  The remainder of the increase is due to increases in various other costs resulting from the Partnership’s expanded operations.

Costs and expenses by segment for the quarters ended June 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Total costs and expenses
Pipeline Operations	$50,697	$43,279
Terminalling and Storage	12,909	9,404
Other Operations	4,836	9,666
Total	$68,442	$62,349

Other income (expense) for the three months ended June 30, 2006 and 2005 was as follows:

	Other Income
	2006	2005
	(In thousands)

Investment and equity income	$1,604	$1,358
Interest and debt expense	(12,889)	(10,826)
General Partner incentive compensation	(6,174)	(4,762)
Minority interests and other	(1,428)	(911)
Total	$(18,887)	$(15,141)

Interest expense was $12.9 million in the three months ended June 30, 2006, an increase of $2.1 million from $10.8 million in the three months ended June 30, 2005.  The Partnership incurred approximately $1.6 million in interest related to its 5.125% Notes due 2017, which were issued in June 2005.  The remainder of the increase is due to higher average balances outstanding and higher interest rates on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation was $6.2 million in the second quarter of 2006, compared to $4.8 million in the second quarter of 2005, an increase of $1.4 million.  The increase is a result of the issuance of 1.5 million limited partnership units (“LP Units”) in March 2006 and 2.5 million LP Units in May 2005, as well as an increase in the quarterly distribution rate to LP unitholders in the 2006 period compared to the 2005 period.

Six Months

Revenues for the six months ended June 30, 2006 and 2005 were as follows:

	Revenues
	2006	2005
	(In thousands)

Pipeline Operations	$168,405	$147,374
Terminalling and Storage	36,609	32,147
Other Operations	12,226	18,284
Total	$217,240	$197,805

Total revenue for the six months ended June 30, 2006 was $217.2 million, $19.4 million, or 9.8%, greater than revenue of $197.8 million for the same period in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $168.4 million for the six months ended June 30, 2006 compared to $147.4 million for the six months ended June 30, 2005. The net increase of $21.0 million in Pipeline Operations revenue was primarily the result of:

•      BPL Transportation revenue increase of $6.9 million (BPL Transportation's assets were acquired on May 5, 2005);

•      Buckeye NGL revenue of $4.6 million (Buckeye NGL’s assets were acquired on January 31, 2006);

•      an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.8% effective May 1, 2006, an increase in index based interstate tariff rates of approximately 3.6% effective July 1, 2005, and an increase in market-based interstate and certain intrastate tariff rates averaging approximately 4.3% effective May 1, 2005;

•      a 0.2% decrease, or $0.2 million, net of BPL Transportation, in gasoline transportation revenue on a 2.8% decrease in gasoline volumes delivered;

•      a 11.0% increase, or $2.6 million, net of BPL Transportation, in jet fuel transportation revenue on a 6.3% increase in jet fuel volumes delivered;

•      a 3.4% increase, or $1.2 million, net of BPL Transportation, in distillate transportation revenue on a 0.3% increase in distillate volumes delivered;

•      an increase in LPG transportation revenue of $0.9 million as a result of higher tariffs and an increase in volumes delivered;

•      a $2.5 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac-Reno;

•      a $2.7 million increase in other revenues principally resulting from the Memphis terminal;

•      a $1.1 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract;

•      a $1.2 million increase in miscellaneous rental revenue; and

•      a decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $3.3 million.

Product deliveries for the six months ended June 30, 2006 and 2005, including Buckeye NGL and BPL Transportation product deliveries were as follows:

	Barrels per Day
	Six Months Ended June 30,
Product	2006	2005
Gasoline	712,800	700,200
Distillate	324,200	315,000
Jet Fuel	345,900	314,700
LPG’s	23,800	18,000
NGL’s	17,800	—
Other	10,500	6,300
Total	1,435,000	1,354,200

Terminalling and Storage:

Terminalling and Storage revenues of $36.6 million for the six months ended June 30, 2006 increased by $4.5 million from the comparable period in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $4.2 million for six months ended June 30, 2006 compared to the comparable period in 2005.  The increase is related to periods in 2006 during which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at existing terminals owned by the Partnership were $31.7 million for the six months ended June 30, 2006, an increase of $0.3 million from the first six months of 2005.

Average daily throughput for the refined products terminals for six months ended June 30, 2006 and 2005 was as follows:

	Six Months ended June 30,
	2006	2005

Refined products throughput (bpd)	484,200	408,000

Other Operations:

Other Operations revenues of $12.2 million for the six months ended June 30, 2006 declined by $6.1 million from the comparable period in 2005 primarily as a result of the absence of a large construction project which provided approximately $6.8 million of revenue in the first six months of 2005.

Operating Expenses:

Costs and expenses for the six month periods ended June 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)

Payroll and payroll benefits	$39,467	$36,822
Depreciation and amortization	21,339	17,676
Operating power	14,137	12,038
Outside services	13,163	10,411
Property and other taxes	9,079	8,149
Construction management	1,986	5,356
All other	34,524	30,318
Total	$133,695	$120,770

Payroll and payroll benefits were $39.5 million for the six months ended June 30, 2006 an increase of $2.6 million compared to the comparable period in 2005.  Of this increase, approximately $1.5 million is related to employees added as a result of recent acquisitions.  Increases in salaries and wages of $2.5 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced an increase in benefit costs of $0.3 million.  These increases were partially offset by an increase of capitalized payroll of $1.4 million resulting from increased charges to capital projects by internal personnel and a decrease in severance pay.  The Partnership incurred expense of $0.6 million for severance pay in 2005 which did not occur during 2006.

Depreciation and amortization expense was $21.3 million for the six months ended June 30, 2006, an increase of $3.7 million from the comparable period of 2005.  Depreciation related to recent acquisitions was $1.9 million.  The remaining increase resulted from assets placed into service during the six months ended June 30, 2006.

Operating power costs of $14.1 million in the first six months of 2006 were $2.1 million higher than the same period in 2005. Recent acquisitions added $1.5 million. The remainder of the increase is due to additional pipeline volumes in the Partnership’s pipeline operations.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs were $13.2 million in the first six months of 2006, or $2.8 million greater than the same period in 2005. Outside services costs related to recent acquisitions were $0.4 million.  The Partnership incurred an additional $0.9 million for pipeline inspection and maintenance costs related to an operating service contract.  The Partnership also incurred additional expense of $0.3 million for public awareness programs.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first half of 2006.

Property and other taxes increased by $1.0 million from $8.1 million in the second quarter of 2005 to $9.1 million for the same period in 2006.  Of this increase, $0.9 million related to recent acquisitions.  This increase was offset by a reimbursement of $0.9 million in 2006 for certain property taxes under an operating service agreement.  The remainder of the increase is due to higher real property assessments over the same period in 2005.

Construction management costs were $2.0 million in the six months ended June 30, 2006, which is a decrease of $3.4 million from the same period in 2005.  The decrease is a result of the absence of a significant construction contract that was completed in 2005.

All other costs were $34.5 million, an increase of $4.2 million, in the first six months of 2006 compared to the first six months of 2005. The increase reflects $2.6 million of costs associated with fuel purchases by Wes Pac - Reno related to a product-supply arrangement.  Other costs related to recent acquisitions were $1.3 million.  These increases were partially offset by a decrease in casualty losses of $1.7 million.  The remainder of the increases related to various other pipeline operating costs resulting from the Partnership’s expanded operations.

Costs and expenses by segment for the six months ended June 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Total costs and expenses
Pipeline Operations	$101,314	$87,996
Terminalling and Storage	23,212	18,402
Other Operations	9,169	14,372
Total	$133,695	$120,770

Other income (expense) for the six month periods ended June 30, 2006 and 2005 was as follows:

	Other Income (Expenses)
	2006	2005
	(In thousands)

Investment and equity income	$3,196	$2,728
Interest and debt expense	(25,360)	(20,957)
General Partner incentive compensation	(11,896)	(9,335)
Minority interests and other	(2,341)	(1,883)

Total	$(36,401)	$(29,447)

Investment and equity income for the six months ended June 30, 2006 was $3.2 million, which is an increase of $0.5 million from the comparable period in 2005.  The increase is a result of equity income earned from the Partnership’s approximate 40% interest in Muskegon Pipeline LLC which was acquired in December 2005.

Interest expense was $25.4 million in the six months ended June 30, 2006, an increase of $4.4 million from $21.0 million in the six months ended June 30, 2005.  The Partnership incurred approximately $3.2 million in interest related to the 5.125% Notes due 2017, which were issued in June 2005.

The balance of the increase in interest expense resulted from higher average balances outstanding and interest rates on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation was $11.9 million in the first six months of 2006, compared to $9.3 million for the same period in 2005, an increase of $2.6 million.  The increase is a result of the issuance of 2.5 million LP Units in May 2005 and the issuance of 1.5 million LP Units issued in March 2006 and an increase in the quarterly distribution rate to LP unitholders in the 2006 period compared to the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at June 30, 2006 and December 31, 2005 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	6/30/06	12/31/05

Current ratio (1)	1.6 to 1	1.6 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.9 to 1	1.0 to 1
Working capital - in thousands (2)	$39,872	$36,215
Ratio of total debt to total capital (3)	.54 to 1	.54 to 1
Book value (per Unit) (4)	$20.48	$19.88

(1) current assets divided by current liabilities

(2) current assets minus current liabilities

(3) long-term debt divided by long-term debt plus total partners’ capital

(4) total partners’ capital divided by Units outstanding at the end of the period.

During the first six months of 2006 and 2005, the Partnership’s principal sources of liquidity were cash from operations, borrowings under its revolving credit facility and proceeds from the issuance of the Partnership’s LP Units.  In the first six months of 2006 and 2005, the Partnership’s principal uses of cash were capital expenditures, distributions to Unitholders, debt payments and acquisitions described in “Cash Flows From Investing Activities” below.

At June 30, 2006, the Partnership had $962 million aggregate amount of long-term debt, which consisted of $300 million of the Partnership’s 4.625% Notes due 2013 (the “4.625% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6.75% Notes due 2033 (the “6.75% Notes”), $125 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”) and $112 million outstanding under the Partnership’s revolving credit facility.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  At June 30, 2006, the weighted average interest rate on amounts outstanding was 5.8%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust

Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard and Poors and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At June 30, 2006 and December 31, 2005, the Partnership had $112.0 million and $50.0 million outstanding under the Credit Facility, respectively, and had committed $1.7 million and $1.3 million, respectively, in support of letters of credit.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio”.  The Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries(including the current portion, if any) to “Adjusted EBITDA”, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters.  As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At June 30, 2006 the Partnership’s Funded Debt Ratio was 4.48 to 1.00.

The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of June 30, 2006, the Partnership’s Fixed Charge Coverage Ratio was 2.70 to 1.00.

At June 30, 2006 the Partnership was in compliance with all of the covenants under the Credit Facility.

The Partnership had no derivative instruments outstanding at June 30, 2006.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2006 and 2005 are as follows:

	Cash Flows from Operations
	2006	2005
	(In thousands)

Net income	$47,144	$47,588
Depreciation and amortization	21,339	17,676
Minority interests	2,341	1,883
Changes in current assets and liabilities	(10,217)	(18,179)
Changes in other assets and liabilities	1,952	3,765
Other	636	(801)
Total	$63,195	$51,932

Cash flows from operations were $63.2 million for the first six months of 2006, an increase of $11.3 million over the first six months of 2005.  Net income was $47.1 million for the first six months of 2006 and $47.6 million for the same period of 2005, a decrease of $0.5 million.  Depreciation and amortization was $21.3 million for 2006 compared to $17.7 million during the same period in 2005.  The increase principally resulted from recent acquisitions and an increase in assets placed into service during the first six months of 2006.  Cash used by working capital was $10.2 million compared to cash used by working capital of $18.2 million in 2005.

During the six months ended June 30, 2006, cash used for working capital resulted from increases in trade receivables of $1.1 million, construction and pipeline relocation receivables of $2.4 million and prepaid and other current assets of $12.0 million and a decrease in accounts payable of $3.8 million.  The decreases in cash were partially offset by an increase in accrued and other current liabilities of $9.5 million.  The increase in trade receivables is partly due to activity at Buckeye NGL which commenced operations in January 2006.  The increase in construction and pipeline relocations receivables is due to an increase in relocation project activity.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on a 29-mile ammonia pipeline acquired in November 2005.  The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005.  The increase in accrued and other current liabilities is due to activity on the 29-mile ammonia pipeline.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 are as follows:

	Investing Activities
	For the Six Months Ended June 30,
	2006	2005
	(in thousands)

Capital expenditures	$(43,943)	$(36,586)
Investments and acquisitions	(92,790)	(178,854)
Other	(139)	69
Total	$(136,872)	$(215,371)

In the six months ended June 30, 2006, the Partnership expended $92.8 million related to acquisitions, including $79.3 million related to Buckeye NGL, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1 million for miscellaneous asset acquisitions.  In the six months ended June 30, 2005, the Partnership spent approximately $178.9 million related to acquisitions, of which $176.3 related to the acquisition of the Northeast Pipelines and Terminals and the remainder related to the purchase of the remaining 25% interest in WesPac Pipelines - Reno LLC, an indirect subsidiary of BPH, from Kealine Partners for $2.5 million.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Six Months Ended June 30,
	2006	2005
	(in thousands)

Sustaining capital expenditures	$11,240	$5,023
Expansion and cost reduction	32,703	31,563
Total	$43,943	$36,586

The Partnership incurred $11.2 million of sustaining capital expenditures and $32.7 million of expansion and cost reduction expenditures in the first six months of 2006.  Expansion projects in 2006 include the completion of an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and a capacity expansion in Illinois to handle additional LPG volumes.  Other expansion projects underway in 2006 include various ethanol-blending and butane-blending projects at terminals owned by the Partnership, and an expansion of the recently completed pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.  The Memphis International Airport project is owned by WesPac Pipelines - Memphis LLC, a 75%-owned subsidiary of the Partnership.

In the six months ended June 30, 2005, $5.0 million represented sustaining capital expenditures and $31.6 million represented expansion and cost reduction projects. Expansion and cost reduction projects in 2005 included the completion of a pipeline capacity expansion project in Pennsylvania and expenditures for the pipeline and terminals serving the Memphis International Airport.

The Partnership estimates sustaining capital expenditures will be approximately $30 million for all of 2006.

Cash Flows from Financing Activities

On March 7, 2006, the Partnership issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit.  Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million, and were used to reduce amounts outstanding under the Credit Facility.

During the first six months of 2006, the Partnership borrowed $127 million under its Credit Facility and repaid $65 million, principally from the proceeds of the LP Unit offering.

Distributions to Unitholders were $57.9 million in the first six months of 2006 compared to $49.5 million in the six months of 2005.  The increase resulted principally from additional LP Units outstanding as a result of the Partnership’s issuance of 2.5 million LP Units in May 2005, the issuance of 1.5 million LP Units in March 2006 and increases in the per-unit distribution amount.

OTHER MATTERS

Accounting Pronouncements

There were no new accounting pronouncements issued in the three months ended June 30, 2006 that would have a material impact on the financial statements of the Partnership.

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
(2) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (3) liability for environmental claims; (4) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (5) unanticipated capital expenditures and operating expenses to repair or replace our assets; (6) availability and cost of insurance on our assets and operations; (7) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (8) expansion in the operations of our competitors; (9) our ability to integrate any acquired operations into our existing operations; (10) shut-downs or cutbacks at major refineries that use our services; (11) deterioration in our labor relations; (12) changes in real property tax assessments; (13) disruptions to the air travel system; and (14) interest rate fluctuations and other capital market conditions.

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

At June 30, 2006, the Partnership had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.300% Notes, $300 million of the 4.625% Notes and $150 million of the 6.75% Notes.  The fair value of these obligations at June 30, 2006 was approximately $787 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $62 million. The Partnership’s variable debt obligation under the Credit Facility at June 30, 2006 was $112 million.  Based on the balance outstanding at June 30, 2006, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.1 million.

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

Part II - Other Information

Item 1.  Legal Proceedings

In late October 2005, the Partnership experienced a release of approximately 43,000 gallons of unleaded gasoline at its Macungie, Pennsylvania station and tank farm complex.  The Partnership has recovered a substantial portion of the released gasoline.  The Partnership is actively engaged in delineation of impacted soils and groundwater and has instituted product recovery through remediation systems.  As of June 30, 2006, the Partnership had expended approximately $4.1 million on external costs for emergency response and environmental remediation efforts.  The Partnership expects that insurance reimbursements will cover expenses in connection with environmental remediation costs in excess of $2.5 million.

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: July 25, 2006	By:	ROBERT B. WALLACE

Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)