Form 10-K/A
period 2005-12-31
BUCKEYE PARTNERS L P
filed 2006-08-15
CIK 805022

UNITED STATES
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

LP Units outstanding as of February 22, 2006: 37,926,446

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) of Buckeye Partners, L.P. (the “Partnership”) is being filed solely to amend Item 15, Exhibits and Financial Statement Schedules, previously filed with the Annual Report.  The Partnership originally filed a redacted version of the Partnership’s Third Amendment to Credit Agreement, dated as of October 28, 2005, among the Partnership, SunTrust Bank and the other signatories thereto (the “Credit Agreement Amendment”), as Exhibit 10.16 to the Annual Report.  The Partnership requested confidential treatment of the redacted portions of the Credit Agreement Amendment.  Because confidential treatment is no longer necessary, the Partnership is amending the Annual Report to file publicly the Credit Agreement Amendment in its entirety.  The Credit Agreement Amendment is attached as Exhibit 10.16 to this Form 10-K/A.

Except as described above, this Form 10-K/A does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to February 27, 2006 (the date of the original filing of the Annual Report). For a discussion of subsequent events and developments that may be material to investors, please refer to our filings with the Securities and Exchange Commission subsequent to February 27, 2006.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)              The following documents are filed as a part of this Report:

(1) and (2) Financial Statements and Supplementary Data are included as a part of the original Annual Report in Item 8 beginning on page 59.

(3) Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Form 10-K/A. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number (Referenced to Item 601 of Regulation S-K)
2.1	—	Revised and Restated Purchase and Sale Agreement, dated October 1, 2004, among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US and the Partnership. (10) (Exhibit 2.1) …

3.1	—	Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 15, 2004. (3) (Exhibit 3.1) …

3.2	—	Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of February 4, 1998. (4) (Exhibit 3.2) …

3.3	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of April 26, 2002. (1) (Exhibit 3.2) …

3.4	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of June 1, 2004, effective as of June 3, 2004. (2) (Exhibit 3.3) …

3.5	—	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of December 15, 2004. (13) (Exhibit 3.5)…

4.1	—	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (5) (Exhibit 4.1) …

4.2	—	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (5) (Exhibit 4.2) …

4.3	—	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (5) (Exhibit 4.3) …

4.4	—	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (11) (Exhibit 4.1) …

4.5	—	Fourth Supplemental Indenture, dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee. (15) (Exhibit 4.1) …

10.1	—	Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., dated as of December 15, 2004. (3) (Exhibit 10.5) (6) …

10.2	—	Amended and Restated Management Agreement, dated as of December 15, 2004, between the General Partner and Buckeye. (3) (Exhibit 10.6) (7) …

10.3	—	Limited Liability Company Agreement of Wood River Pipe Lines LLC, dated as of September 27, 2004. (13) (Exhibit 10.3) …

10.4	—	Services Agreement, dated as of December 15, 2004, among the Partnership, the Operating Subsidiaries and Services Company. (3) (Exhibit 10.3) …

10.5	—	Third Amended and Restated Exchange Agreement, dated as of December 15, 2004, among MainLine Sub, the Partnership, the Operating Partnerships, and the General Partner. (3) (Exhibit 10.4) …

10.6	—

Description of Severance Arrangements for Stephen C. Muther contained in the Amended and Restated Employment and Severance Agreement, dated as of May 4, 2004, by and among Stephen C. Muther and Glenmoor LLC. (12) (Exhibit 10.2) …

10.7	—	Contribution, Assignment and Assumption Agreement, dated as of December 15, 2004, between the Prior General Partner and the General Partner. (3) (Exhibit 10.1) …

10.8	—	Director Recognition Program of the General Partner. (8) (Exhibit 10.15) (9) …

10.9	—	Amended and Restated Management Agreement, dated as of December 15, 2004, among the General Partner and MainLine Sub. (3) (Exhibit 10.9) …

10.10	—	Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership, dated as of April 1, 2005. (14) (Exhibit 10.1) (9) …

10.11	—	Amended and Restated Unit Option Loan Program of Buckeye Pipe Line Company, dated as of April 24, 2002. (1) (Exhibit 10.12) (9)…

10.12	—	Fourth Amended and Restated Incentive Compensation Agreement, dated December 15, 2004, between the Partnership and MainLine Sub. (3) (Exhibit 10.2) …

10.13	—	Credit Agreement, dated as of August 6, 2004, among the Partnership, SunTrust Bank and the other signatories thereto. (10) (Exhibit 10.2) …

10.14	—	First Amendment to Credit Agreement, dated as of December 15, 2004, among the Partnership, SunTrust Bank and the other signatories thereto. (13) (Exhibit 10.16) …

10.15	—	Second Amendment to Credit Agreement, dated as of July 29, 2005, among the Partnership, SunTrust Bank and the other signatories thereto. …

10.16	—	Third Amendment to Credit Agreement, dated as of October 28, 2005, among the Partnership, SunTrust Bank and the other signatories thereto.*

10.17	—	Bridge Loan Agreement, dated October 1, 2004, among the Partnership, SunTrust Bank, as administrative agent and lender, and Wachovia Bank, National Association, as a lender. (10) (Exhibit 10.1)…

12.1	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.…

21.1	—	List of subsidiaries of the Partnership.…

23.1	—	Consent of Deloitte & Touche LLP.…

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.*

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. …

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. …

* filed herewith

… previously filed with Annual Report

(1)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(2)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Form S-3 filed on June 16, 2004.

(3)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed on December 20, 2004.

(4)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-4 (Registration No. 333-108969) filed on September 19, 2003.

(6)	The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are identical to Exhibit 10.1 except for the identity of the partnership.

(7)	The Management Agreements of the other Operating Partnerships are not filed because they are identical to Exhibit 10.2 except for the identity of the partnership.

(8)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Represents management contract or compensatory plan or arrangement.

(10)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed October 5, 2004.

(11)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed October 14, 2004.

(12)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(13)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed April 4, 2005.

(15)	Previously filed with the Securities and Exchange Commission as the Exhibit to the Buckeye Partners, L.P. Current Report on Form 8-K filed June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Dated: August 15, 2006	By:	WILLIAM H. SHEA, JR.
William H. Shea, Jr.
(Principal Executive Officer)