Form 10-Q
period 2006-09-30
BUCKEYE PARTNERS L P
filed 2006-10-30
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2006
Limited Partnership Units	39,431,746 Units

BUCKEYE PARTNERS, L.P.

i

Part I. Financial Information

Item 1.                          Condensed Consolidated Financial Statements

Buckeye Partners, L.P.
Condensed Consolidated Statements of Income
(In thousands, except per Unit amounts)
(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2006	2005		2006	2005
$116,519	$102,366	Revenue	$333,759	$300,171

		Costs and expenses:
54,345	47,733	Operating expenses	157,149	141,941
11,419	9,338	Depreciation and amortization	32,758	27,014
4,709	4,585	General and administrative expenses	14,261	13,471
70,473	61,656	Total costs and expenses	204,168	182,426

46,046	40,710	Operating income	129,591	117,745

		Other income (expenses):
2,040	1,626	Investment and equity income	5,236	4,354
(13,319)	(11,256)	Interest and debt expense	(38,679)	(32,213)
(6,381)	(5,323)	General Partner incentive compensation	(18,277)	(14,658)
(1,089)	(1,023)	Minority interests and other	(3,430)	(2,906)
(18,749)	(15,976)	Total other income (expenses)	(55,150)	(45,423)

$27,297	$24,734	Net income	$74,441	$72,322

$168	$171	Net income allocated to General Partner	$461	$492

$27,129	$24,563	Net income allocated to Limited Partners	$73,980	$71,830

39,676	38,158	Weighted average units outstanding: Basic	39,315	36,749

39,700	38,202	Assuming dilution	39,340	36,794

$0.69	$0.65	Earnings per Parnership Unit- basic: Net income allocated to General and Limited Partners per Partnership Unit	$1.89	$1.97

$0.69	$0.65	Earnings per Parnership Unit — assuming dilution: Net income allocated to General and Limited Partners per Partnership Unit	$1.89	$1.97

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$29,228	$24,862
Trade receivables	40,690	38,864
Construction and pipeline relocation receivables	11,796	10,571
Inventories	13,985	12,997
Prepaid and other current assets	21,554	11,074
Total current assets	117,253	98,368

Property, plant and equipment, net	1,711,062	1,576,652
Goodwill	11,355	11,355
Other non-current assets	119,044	130,492
Total assets	$1,958,714	$1,816,867

Liabilities and partners’ capital

Current liabilities:
Accounts payable	$16,389	$16,925
Accrued and other current liabilities	53,123	45,228
Total current liabilities	69,512	62,153

Long-term debt	981,115	899,077
Minority interests	20,511	19,516
Other non-current liabilities	77,769	77,544
Total liabilities	1,148,907	1,058,290

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner	2,441	2,529
Limited partners	807,757	756,531
Receivable from exercise of options	(391)	(483)
Total partners’ capital	809,807	758,577

Total liabilities and partners’ capital	$1,958,714	$1,816,867

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$74,441	$72,322

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,758	27,014
Minority interests	3,430	2,906
Equity earnings	(4,598)	(3,678)
Distributions from equity investments	4,460	2,428
Amortization of debt discount	38	28
Amortization of option grants	294	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(1,826)	(403)
Construction and pipeline relocation receivables	(1,225)	1,729
Inventories	(317)	25
Prepaid and other current assets	(11,363)	6,245
Accounts payable	(536)	(6,017)
Accrued and other current liabilities	7,861	(953)
Other non-current assets	82	(521)
Other non-current liabilities	225	1,184
Total adjustments from operating activities	29,283	29,987

Net cash provided by operating activities	103,724	102,309

Cash flows from investing activities:
Capital expenditures	(62,218)	(51,906)
Acquisitions	(93,330)	(178,854)
Net proceeds from disposal of property, plant and equipment	130	61
Net cash used in investing activities	(155,418)	(230,699)

Cash flows from financing activities:
Net proceeds from issuance of Partnership units	64,092	156,101
Debt issuance costs	—	(1,282)
Proceeds from exercise of unit options	559	1,289
Distributions to minority interests	(2,435)	(1,611)
Proceeds from issuance of long-term debt	147,000	324,767
Payment of long-term debt	(65,000)	(273,000)
Distributions to Unitholders	(88,156)	(76,640)
Net cash provided by financing activities	56,060	129,624

Net increase in cash and cash equivalents	4,366	1,234
Cash and cash equivalents at beginning of period	24,862	19,017

Cash and cash equivalents at end of period	$29,228	$20,251

Supplemental cash flow information:
Cash paid for interest(net of amount capitalized)	$40,964	$33,283
Capitalized interest	$1,271	$1,860
Cash paid for income taxes	$7	$1,083

Non cash change in assets and liabilities:
Fair value hedge accounting	$(176)	$(176)
Environmental obligations related to acquisition of Northeastern Pipelines and Terminals	$—	$(2,332)

See Notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements of Buckeye Partners, L.P. (the “Partnership”), which are unaudited except that the Balance Sheet as of December 31, 2005 is derived from audited financial statements, include all adjustments necessary to present fairly the Partnership’s financial position as of September 30, 2006, along with the results of the Partnership’s operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

The Partnership is a master limited partnership organized in 1986 under the laws of the state of Delaware.  The Partnership conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC  (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Buckeye NGL commenced operations on January 31, 2006 with the acquisition of a natural gas liquids pipeline located in Colorado and Kansas (see Note 3).  Each of these entities is referred to hereinafter as an “Operating Subsidiary” or collectively as the “Operating Subsidiaries.” The Partnership owns an approximate 99% limited partner interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL, in each of which it owns a 100% interest.

Buckeye GP LLC (the “General Partner”) is the general partner of the Partnership.  As of September 30, 2006, the General Partner owned an approximate 0.6% general partner interest in the Partnership.  The General Partner also owns and indirectly controls MainLine L.P. (the “Operating Subsidiary GP”), which is the general partner of and owns a 1% interest in, each of Buckeye, Laurel and Everglades and an approximate 0.6% interest in BPH.

The General Partner is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by an affiliate of  Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), certain members of the Partnership’s senior management and the public and is separately traded on the New York Stock Exchange (NYSE: BGH).  See Note 14 to these condensed consolidated financial statements for an explanation of the restructuring of the General Partner and the Operating

Subsidiary GP that occurred in connection with the initial public offering of BGH common units on August 9, 2006.

The General Partner has historically received incentive compensation payments under an Incentive Compensation Agreement, which are based on cash distributions to the limited partners of the Partnership.  As described in Note 14, as part of the reorganization of the General Partner and the Operating Subsidiary GP on August 9, 2006, the Incentive Compensation Agreement and the Partnership Agreement were amended to recharacterize the payments received by the General Partner under the Incentive Compensation Agreement and the Partnership Agreement are distribution payments with respect to the general partner interest rather than compensation payments.  The General Partner also receives distributions based on the percentage ownership of the Partnership and the Operating Subsidiaries that its general partner interests represent. Finally, the General Partner receives distributions on 80,000 limited partnership units that it owns.

The method used to compute cash payments to the General Partner and the Partnership’s limited partners is unchanged by the foregoing amendments.  Accordingly, the timing and amounts of cash received by each of the general and limited partners are likewise unchanged.  However, commencing in the fourth quarter of 2006, the foregoing amendments will affect both the way the incentive compensation is reported and the allocation of the Partnership’s income between the general and limited partners for financial reporting purposes.  See Note 14 for a discussion of these changes.

At September 30, 2006, Buckeye Pipe Line Services Company (“Services Company”) employed all of the employees who work for the Operating Subsidiaries.  Under a services agreement entered into in December 2004 (the “Services Agreement”), the Operating Subsidiaries and their subsidiaries directly reimburse Services Company for the cost of the services provided by the employees.  Under the Services Agreement and an Executive Employment Agreement, certain executive compensation costs and related benefits for the General Partner’s four highest salaried officers are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed to Services Company by BGH. Prior to August 9, 2006, these executive compensation costs and related benefits were reimbursed to Services Company by MainLine Sub LLC (See Note 14). At September 30, 2006, Services Company owned an approximate 5.9% limited partner interest in the Partnership.

2. CONTINGENCIES

Claims and Proceedings

The Partnership and the Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance.  The General Partner is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, the Partnership has accrued certain amounts relating to such claims and proceedings.

The Partnership has received penalty assessments from the Internal Revenue Service (“IRS”) in the aggregate amount of $4.3 million based on a failure to file excise tax information returns relating to its terminal operations from January 2005 through February 2006.  The Partnership filed the information returns with the IRS on May 10, 2006.  The Partnership believes it had reasonable cause for the failure to file the information returns on a timely basis, and intends to seek the elimination of the asserted penalties.  The asserted penalties are for the failure to file information returns rather than any failure to pay taxes due, as no taxes were owed by the Partnership in connection with such information. The timing or outcome of this claim, and the total costs to be incurred by the Partnership in connection therewith, cannot be reasonably estimated at this time.

Environmental Expenditures

In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $1.5 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $5.4 million and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively, which were related to environmental expenditures unrelated to claims and proceedings.  Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership’s commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies.

3.  ACQUISITIONS

On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan from affiliates of Shell Oil Products, U.S. (“Shell”) for $13.0 million.  On January 31, 2006, the Partnership completed the acquisition of a natural gas liquids pipeline, which extends generally from Wattenberg, Colorado to Bushton, Kansas, from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  Buckeye NGL acquired the natural gas liquids pipeline and Buckeye Terminals, LLC, a subsidiary of BPH, acquired the refined petroleum products terminal.  The Partnership also completed certain miscellaneous asset acquisitions during the first nine months of 2006 which approximated $1.0 million.

In connection with each of these acquisitions, the Partnership determined that the transaction represented the acquisition of various assets, and not the acquisition of a business, as that term is defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations”.  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment.  Buckeye is in the process of determining the final allocation.

In December 2005, the Partnership acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20.0 million.  The Partnership allocated, on a preliminary basis, the cost of the assets to the tangible terminal assets acquired, and is in the process of determining the final allocation.

4. LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
4.625% Notes due June 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
5.30% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	132,000	50,000
Less: Unamortized discount	(2,474)	(2,688)
Adjustment to fair value associated with hedge of fair value	1,589	1,765
Total	$981,115	$899,077

The fair value of the Partnership’s debt was estimated to be $950 million as of September 30, 2006 and $908 million at December 31, 2005.  The values at September 30, 2006 and December 31, 2005 were based on approximate market value on the respective dates.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  The weighted average interest rate on amounts outstanding under the Credit Facility at September 30, 2006 was 5.9%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At September 30, 2006 and December 31, 2005, the Partnership had $132.0 million and $50.0 million outstanding under the Credit Facility, respectively, and had committed $1.7 million and $1.3 million in support of letters of credit, respectively.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio,” both of which are calculated using  “Adjusted EBITDA.” Prior to the restructuring of the General

Partner and Operating Subsidiary GP on August 9, 2006, the Credit Facility defined Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters. Incentive compensation payments were historically included in this definition because the Partnership accounted for them as an expense. Because the Partnership will no longer account for incentive compensation as an expense, it amended its Credit Facility effective as of the restructuring to define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, for the four preceding fiscal quarters. Accordingly, calculations of the Partnership’s Funded Debt Ratio and Fixed Charge Coverage Ratio that include incentive compensation payments that are accounted for as an expense (i.e., those that became payable prior to August 9, 2006) were made using the prior definition of Adjusted EBITDA, and calculations of such ratios beginning in the fourth quarter of 2006 will be made using the current definition. Please read Note 14 to these condensed consolidated financial statements for a description of the General Partner and Operating Subsidiary GP restructuring.

The Partnership’s Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to Adjusted EBITDA. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At September 30, 2006 the Partnership’s Funded Debt Ratio was 4.50 to 1.00.

The Partnership’s Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of September 30, 2006, the Partnership’s Fixed Charge Coverage Ratio was 2.65 to 1.00.

At September 30, 2006 the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $59 thousand during each of the three months ended September 30, 2006 and 2005 and $176 thousand during each of the nine months ended September 30, 2006 and 2005, related to the amortization of the gain on the interest rate swap.

5.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Prepaid insurance	$1,195	$4,684
Insurance receivables	8,532	3,513
Ammonia receivable	5,877	—
Other	5,950	2,877
Total	$21,554	$11,074

6.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Taxes—other than income	$5,345	$5,811
Accrued charges due General Partner	98	3,821
Accrued charges due Services Company	2,744	450
Environmental liabilities	8,438	6,996
Interest	13,673	16,634
Accrued top-up reserve	156	1,059
Retainage	744	639
Payable for ammonia purchase	5,650	—
Other	16,275	9,818
Total	$53,123	$45,228

7. PARTNERS’ CAPITAL AND EARNINGS PER PARTNERSHIP UNIT

Partners’ capital consists of the following:

			Receivable
	General	Limited	from Exercise
	Partner	Partners	of Options	Total
	(In thousands)
Partners’ Capital—1/1/06	$2,529	$756,531	$(483)	$758,577
Net income	461	73,980	—	74,441
Distributions	(549)	(87,607)	—	(88,156)
Net proceeds from issuance of Partnership units	—	64,092	—	64,092
Amortization of unit options	—	294	—	294
Decrease in receivable from exercise of unit options	—	—	92	92
Exercise of unit options	—	467	—	467

Partners’ Capital — 9/30/06	$2,441	$807,757	$(391)	$809,807

During the nine months ended September 30, 2006, Partnership net income equaled comprehensive income.

The following is a reconciliation of basic and diluted net income per Partnership Unit for the three month and nine month periods ended September 30:

	Three Months Ended September 30,
	2006			2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)
Net income	$27,297			$24,734

Basic earnings per Partnership Unit	27,297	39,676	$0.69	24,734	38,158	$0.65

Effect of dilutive securities—options	—	24	—	—	44	—

Diluted earnings per Partnership Unit	$27,297	39,700	$0.69	$24,734	38,202	$0.65

	Nine Months Ended September 30,
	2006			2005
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(In thousands, except per unit amounts)

Net income	$74,441			$72,322

Basic earnings per Partnership Unit	74,441	39,315	$1.89	72,322	36,749	$1.97

Effect of dilutive securities — options	—	25	—	—	45	—

Diluted earnings per Partnership Unit	$74,441	39,340	$1.89	$72,322	36,794	$1.97

8. CASH DISTRIBUTIONS

The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate.

On October 26, 2006, the Partnership declared a cash distribution of $0.775 per unit payable on November 30, 2006 to Unitholders of record on November 6, 2006. The total cash distribution to Unitholders will amount to approximately $36,841,000.  As a result of the cash distribution, the Partnership will also pay to the General Partner an incentive compensation payment of approximately $6,588,000.

9. RELATED PARTY TRANSACTIONS

Accrued and other current liabilities include $98,000 and $3,821,000 due to the General Partner and affiliates for direct and indirect costs related to the business activities of the Partnership and Operating Subsidiaries at September 30, 2006 and December 31, 2005.  Accrued and other current liabilities included a payable to Services Company of $2,744,000 and $450,000 at September 30, 2006 and December 31, 2005, respectively.

Other Related Party Transactions

The General Partner is partially owned by Carlyle/Riverstone.  Three members of the eight-member board of directors of the General Partner are nominees of Carlyle/Riverstone.  On January 25, 2005, affiliates of Carlyle/Riverstone acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”).  Carlyle/Riverstone’s total combined interest in SemGroup is approximately 30%.  One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of Carlyle/Riverstone, with three votes on that board.

The Partnership provides terminal and pipeline transportation services to an affiliate of SemGroup.  The Partnership received approximately $460,000 in revenue from the affiliate of SemGroup in the third quarter of 2006.

During the second quarter of 2006, an affiliate of Carlyle/Riverstone announced that it, along with a group of other investors, made an offer to acquire Kinder Morgan, Inc.  Among other assets, Kinder Morgan, Inc. owns the general partner interest of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), a publicly traded partnership engaged in the transportation and distribution of petroleum products and natural gas that is a Partnership customer and competes with the Partnership to a limited extent in the Midwestern United States.  If this acquisition is completed, all transactions between the Partnership and Kinder Morgan, Inc. and its affiliates will become related party transactions.

Carlyle/Riverstone also has an ownership interest in the general partner of Magellan Midstream Partners, L.P. (“Magellan”).  The Partnership does not have a significant relationship with Magellan and does not have extensive operations in the geographic areas primarily served by Magellan.

The Partnership does compete directly with Kinder Morgan and Magellan for acquisition opportunities throughout the United States and potentially will compete with these entities for new business or extensions of the existing services provided by our Operating Subsidiaries.

The board of directors of the General Partner has adopted a policy to address board of director conflicts of interests.  In compliance with this policy, Carlyle/Riverstone has adopted procedures internally to ensure that the Partnership’s confidential information is protected from disclosure to competing companies in which Carlyle/Riverstone owns an interest.  As part of these procedures, none of the nominees of Carlyle/Riverstone who serve on the board of directors of the General Partner will also serve on the board of directors of the general partners of Magellan or SemGroup or on the boards of directors of competing companies in which Carlyle/Riverstone owns an interest.

10. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

The Partnership sponsors a Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase limited partner units (“LP units”) at 100% of the market price of the LP units on the date of grant. The options vest three years from the date of grant and expire ten years from date of grant. As unit options are exercised, the Partnership issues new LP units. The Partnership has not historically repurchased, and does not expect to repurchase, any of its LP units in 2006.

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the first nine months of fiscal year 2006 includes: (a) compensation expense for all grants made prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership will recognize compensation expense for awards granted on or after January 1, 2006 on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first nine months of 2006 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

As a result of adopting SFAS No. 123R on January 1, 2006, the Partnership’s net income for the three month and nine month periods ended September 30, 2006 was $0.1 million and $0.3 million, respectively, lower than it would have been if the Partnership had continued to account for unit-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  Basic and diluted earnings per unit would not have changed for the three months ended September 30, 2006. The reported basic and diluted earnings per unit for the three months ended September 30, 2006 were $0.69 each. Basic and diluted earnings per unit would have been $0.01 greater for the nine months ended September 30, 2006. The reported basic and diluted earnings per unit for the nine months ended September 30, 2006 were $1.89 each.  The following table summarizes the total unit-based compensation expense included in the Partnership’s Condensed Consolidated Statements of Income:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)

Unit-based operating expenses	$42	$226
Unit-based general and administrative expenses	13	68
Total unit-based compensation	$55	$294

Prior to January 1, 2006, the Partnership accounted for the Option Plan under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”).  No unit-based employee compensation cost was recognized in the Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2005, as all unit options granted under the Option Plan had an exercise price equal to the market value of the underlying units on the date of grant.

The following table illustrates the effect on net income for the three and nine months ended September 30, 2005 as if the Partnership had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Option Plan.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the units’ vesting periods:

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
		(in thousands, except per unit amounts)

Net income as reported		$24,734	$72,322
Stock-based employeecompensation cost includedin net income		—	—
Stock-based employeecompensation cost thatwould have been includedin net income under thefair value method		(61)	(180)
Pro forma net income as if the fair value method had been applied to all awards		$24,673	$72,142

Basic earnings per unit	As reported	$0.65	$1.97
	Pro forma	$0.65	$1.96

Diluted earnings per unit	As reported	$0.65	$1.97
	Pro forma	$0.65	$1.96

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005, respectively:

	2006	2005
Expected dividend yield	6.9%	6.0%
Expected unit price volatility	20.7%	16.2%
Risk-free interest rate	4.6%	4.0%
Expected life (in years)	6.5	4.0
Weighted-average fair value at grant date	$4.52	$3.56

The expected volatility is based on historic volatility of the Partnership’s market-traded LP units. Effective January 1, 2006, the Partnership has elected to use the simplified method for the expected life which is the option vesting period of three years plus the option term of ten years divided by two. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following table summarizes employee unit option activity for the nine month period ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2006	246,900	$39.44
Granted	82,900	44.72
Exercised	(13,400)	34.86
Forfeited, cancelled or expired	—	—
Outstanding, September 30, 2006	316,400	$41.02	7.3	$816,700
Exercisable, September 30, 2006	114,700	$34.34	5.2	$965,400

The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Intrinsic value is determined by calculating the difference between the Partnerships’s closing LP unit price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of units. The total intrinsic value of options exercised during the nine month period ended September 30, 2006 was $122,000. The total number of in-the-money options exercisable as of September 30, 2006 was 114,700. As of September 30, 2006, total unrecognized compensation cost related to unvested options was $324,600.  The cost is expected to be recognized over a weighted average period of 1.0 years.  At September 30, 2006, 575,000 LP units were available for grant in connection with the Option Plan.

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company sponsors a retirement income guaranty plan (the “Defined Benefit Plan”), which is a defined benefit plan and generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan.  Services Company’s policy is to fund the Defined Benefit Plan with amounts necessary to at least meet the minimum funding requirements under ERISA.

Services Company also provides postretirement health care and life insurance benefits to certain of its retirees (“Postretirement Benefit”).  To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 with respect to health care benefits and January 1, 2002 with respect to life insurance benefits, and the employee must satisfy certain age and service requirements.  Services Company does not pre-fund this postretirement benefit obligation.

In the three months ended September 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Partnership for the Defined Benefit Plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$231	$258	$193	$203
Interest cost	250	264	709	689
Expected return on plan assets	(211)	(195)	—	—
Amortization of prior service benefit	(113)	(120)	(208)	(86)
Amortization of unrecognized losses	152	213	469	144
Net periodic benefit cost	$309	$420	$1,163	$950

In the nine months ended September 30, 2006 and 2005, the components of the net periodic benefit cost recognized by the Partnership for the Defined Benefit Plan and postretirement health care and life insurance plan were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$692	$718	$643	$612
Interest cost	750	734	2,159	2,066
Expected return on plan assets	(634)	(543)	—	—
Amortization of prior service benefit	(340)	(334)	(458)	(259)
Amortization of unrecognized losses	458	591	1,019	431
Net periodic benefit cost	$926	$1,166	$3,363	$2,850

The Partnership previously disclosed in its financial statements for the year ended December 31, 2005 that a minimum funding contribution was not required to be made during 2006.  However, the Partnership made a voluntary contribution of approximately $575,000 in September of 2006.

12.  SEGMENT INFORMATION

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

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation and maintenance of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes the Partnership’s ownership and operation of interests in two petrochemical pipelines.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of the Partnership’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Pipeline Operations	$91,188	$79,563	$259,592	$226,938
Terminalling and Storage	18,661	15,774	55,271	47,921
Other Operations	6,670	7,029	18,896	25,312
Total	$116,519	$102,366	$333,759	$300,171

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating income:
Pipeline Operations	$39,286	$34,009	$106,380	$92,594
Terminalling and Storage	4,691	5,211	18,088	18,955
Other Operations	2,069	1,490	5,123	6,196
Total	$46,046	$40,710	$129,591	$117,745

Depreciation and amortization:
Pipeline Operations	$9,462	$8,041	$27,767	$23,069
Terminalling and Storage	1,528	971	3,774	2,966
Other Operations	429	326	1,217	979
Total	$11,419	$9,338	$32,758	$27,014

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Capital expenditures:
Pipeline Operations	$48,425	$48,104
Terminalling and Storage	11,038	3,449
Other Operations	2,755	353
Total	$62,218	$51,906

Acquisitions:
Pipeline Operations	$79,826	$153,633
Terminalling and Storage	13,504	25,221
Other Operations	—	—
Total	$93,330	$178,854

	September 30,	December 31,
	2006	2005
	(In thousands)
*Assets:
Pipeline Operations	$1,580,669	$1,466,512
Terminalling and Storage	310,130	288,972
Other Operations	67,915	61,383
Total	$1,958,714	$1,816,867

*                    All equity investments are included in the assets of Pipeline Operations.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained should be recognized under FIN 48. FIN 48 also provides guidance on derecognizing, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15,

2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The Partnership does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership is still determining the impact, if any, of the adoption of SFAS No. 157 on its financial statements.

In September 2006, the FASB adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Partnership’s fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  It is estimated that upon adoption of SFAS No. 158, the Partnership will record an initial increase in liabilities, and an offsetting reduction to accumulated other comprehensive income and equity, in the range of $15.0 to $17.0 million in the fourth quarter of 2006 to record the funded status of its defined benefit pension and post retirement healthcare and life insurance benefit plans (see Note 11).

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 becomes effective for fiscal years ending after November 15, 2006. The Partnership does not expect the adoption of SAB No. 108 to have an impact on its financial statements.

14.  OTHER EVENTS

BGH IPO and General Partner Restructuring

On August 9, 2006, BGH consummated its initial public offering (“IPO”) of its common units. Following the IPO, approximately 54% of the limited partnership units are owned by Carlyle/Riverstone, approximately 9% of the limited partnership units are owned by certain members of senior management and the public owns approximately 37% of the limited partnership units of BGH. In connection with the closing of the offering, BGH and the General Partner restructured the ownership of the General Partner.  This restructuring will not have any impact on the amounts or timing of cash distributions paid to the general or limited partners of the Partnership.

MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of the General Partner, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and the Partnership to the General Partner.  Thereafter, the Partnership and the General Partner amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  On August 9, 2006, the Partnership and the General Partner also entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to the General Partner and the recharacterization that payments to the General Partner under the Incentive Compensation Agreement and the Partnership Agreement are distribution payments with respect to the general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into BGH.

Because the quarterly unit distribution was declared prior to August 9, 2006 and, therefore, the related incentive compensation attributable to the General Partner became payable prior to such date, incentive compensation paid in the third quarter of 2006 was recorded as an expense by the Partnership in the accompanying condensed consolidated financial statements, consistent with the Partnership’s prior practice.  Commencing with the fourth quarter of 2006, the Partnership will cease recording incentive compensation payable to the General Partner as an expense and instead will record such payments as distributions from equity.

The amendments to the Incentive Compensation Agreement and the Partnership Agreement were effective on August 9, 2006.  These amendments will result in certain prospective changes in the financial statements of the Partnership beginning in the fourth quarter of 2006.  Commencing in the fourth quarter of 2006, the incentive compensation will no longer be recorded as an expense, but instead as an equity distribution to the General Partner, and the Partnership will change the attribution of income between the General Partner and the limited partners.   Generally, the Partnership will attribute income to the General Partner and the Limited Partners as if the net income of the Partnership were entirely distributed to its Unitholders.  The Partnership will determine the amount of income allocable to the General Partner, which represents the sum of the incentive compensation that would have been payable to the General Partner if the total distribution equaled net income, plus the General Partner’s proportional share of the remaining income of the Partnership. The recording of incentive payments as equity distributions rather than an expense will likely result in a relative increase in reported net income for the Partnership, however.

As discussed above, none of these changes will affect the amounts or timing of cash distributions to the general or limited partners.  The Partnership’s criteria for determining the amount of cash distributions and its policies regarding the timing of declaring and paying such cash distributions remain unchanged.

Immediately prior to the closing of the BGH IPO, in connection with the restructuring of the ownership of the General Partner, the General Partner transferred its 1% general partner interest in each of Buckeye, Laurel and Everglades and its approximate 0.6% interest in BPH to the Operating Subsidiary GP, which is owned by the General Partner.  In connection with the transfer, the Agreement of Limited Partnership of each Operating Partnership, as well as the Management Agreement between each Operating Partnership and its general partner, now the Operating Subsidiary GP in each case, were amended and restated to reflect the Operating Subsidiary GP as the new general partner.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Buckeye Partners, L.P. (the “Partnership”) is a master limited partnership which operates through subsidiary entities and is principally engaged in the transportation, terminalling and storage of refined petroleum products on a fee basis through facilities owned and operated by the Partnership.  The Partnership also operates pipelines owned by third parties pursuant to contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

The Partnership’s direct subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Each of these entities is referred to as an “Operating Subsidiary” and they are collectively referred to as the “Operating Subsidiaries”. The Partnership owns approximately a 99% interest in each Operating Subsidiary except Wood River, BPL Transportation and Buckeye NGL, in each of which it owns a 100% interest.

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

In May 2005, the Partnership acquired a refined petroleum products pipeline system comprising approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States from affiliates of ExxonMobil Corporation (the “Northeast Pipelines and Terminals”).  In December 2005, the Partnership acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for $20 million.  On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell for $13.0 million.  On January 31, 2006, Buckeye NGL acquired a natural gas liquids pipeline (the “NGL Pipeline”) with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million, which includes a deposit of $7.7 million paid in December 2005.  The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.  The acquired assets have been included in the Partnership’s operations from their dates of acquisition.  The asset acquisitions completed in 2005 and 2006 added $4.4 million of revenue in the three months ended September 30, 2006 and $18.3 million of revenue in the nine months ended September 30, 2006 since their date of acquisition.

The Partnership’s three operating segments are:  Pipeline Operations, Terminalling and Storage and Other Operations.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  As of September 30, 2006, this segment owned and operated approximately 5,350 miles of pipeline systems in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, New Jersey, Nevada, New York, Ohio, Pennsylvania and Tennessee.  This segment also includes the operations of Buckeye NGL.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 45 active terminals with the capacity to store an aggregate of approximately 17.6 million barrels of refined petroleum products.  The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation and maintenance of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes the Partnership’s ownership and operation of interests in two petrochemical pipelines.

Results of Operations

Summary operating results for the Partnership were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenue	$116,519	$102,366	$333,759	$300,171
Costs and expenses	70,473	61,656	204,168	182,426
Operating income	46,046	40,710	129,591	117,745
Other income (expenses)	(18,749)	(15,976)	(55,150)	(45,423)
Net income	$27,297	$24,734	$74,441	$72,322
Earnings per unit - basic	$0.69	$0.65	$1.89	$1.97
Earnings per unit - assuming dilution	$0.69	$0.65	$1.89	$1.97

Revenues and operating income by operating segment for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Revenues:
Pipeline Operations	$91,188	$79,563
Terminalling and Storage	18,661	15,774
Other Operations	6,670	7,029
Total	$116,519	$102,366

Operating income:
Pipeline Operations	$39,286	$34,009
Terminalling and Storage	4,691	5,211
Other Operations	2,069	1,490
Total	$46,046	$40,710

Third Quarter

Total revenues for the quarter ended September 30, 2006 were $116.5 million, $14.1 million or 13.8% greater than revenue of $102.4 million in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $91.2 million for the quarter ended September 30, 2006 compared to $79.6 million for the quarter ended September 30, 2005. The net increase in revenue from Pipeline Operations of $11.6 million was primarily the result of:

•                  Buckeye NGL revenue of $3.2 million (Buckeye NGL’s assets were acquired on January 31, 2006);

•                  a 4.3%, or $1.9 million, increase in gasoline transportation revenue, even though gasoline volumes delivered declined by 1.1%;

•                  a 14.5%, or $1.9 million, increase in jet fuel transportation revenue on an 8.8% increase in jet fuel volumes delivered;

•                  an 8.6%, or $1.5 million increase in distillate transportation revenue, even though distillate volumes delivered declined by 3.5%;

•                  an increase in liquefied petroleum gas (“LPG”) and other product transportation revenue of $0.6 million as a result of higher tariffs and an increase in volumes delivered;

•                  a $1.0 million increase in incidental revenue and rental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac - Reno;

•                  a $1.1 million increase in other revenues principally resulting from  a pipeline and terminal project serving the Memphis International Airport (the “Memphis terminal”), which was commissioned earlier in 2006;

•                  a $0.4 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract; and

•                  a $1.5 million decrease in transportation settlement revenue, representing primarily the settlement of overages and shortages on product deliveries.

Product deliveries for each of the quarters ended September 30, 2006 and 2005 were as follows:

	Barrels per Day
	Three Months Ended September 30,
Product	2006	2005
Gasoline	742,700	750,700
Distillate	295,700	306,400
Jet Fuel	361,500	332,400
LPGs	27,200	17,800
NGLs	21,300	—
Other	8,700	4,200
Total	1,457,100	1,411,500

In the second and third quarters of 2006, certain of the Partnership’s Operating Subsidiaries filed pipeline tariffs related to its interstate common carrier pipelines reflecting increased rates on average of approximately 6.1%.  These tariff rate increases are expected to generate approximately $17 million in additional revenue on an annual basis.  The Partnership also filed with the Federal Energy Regulatory Commission, effective June 1, 2006, a tariff rate surcharge to recover anticipated capital and operating costs associated with the pipeline transportation of ultra low sulfur diesel fuel.  The tariff rate surcharge is expected to generate approximately $3 million in additional revenue on an annual basis.  The tariff rate surcharge is designed to permit the Partnership to recover, over time, its capital investment (and a reasonable rate of return thereon) and its operating costs related to infrastructure improvements in connection with the transportation of ultra low sulfur diesel fuel.

Terminalling and Storage:

Terminalling and Storage revenues of $18.7 million for the quarter ended September 30, 2006 increased by $2.9 million from the comparable quarter in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $1.1 million for the quarter ended September 30, 2006 compared to the comparable period in 2005.  The increase is related to periods which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at existing terminals owned by the Partnership were $17.6 million for the quarter ended September 30, 2006, an increase of $1.8 million from the second quarter of 2005, which is principally related to an increase in terminal throughput volumes.

Average daily throughput for the refined products terminals for quarters ended September 30 was as follows:

	Quarter Ended September 30,
	2006	2005

Refined products throughput (bpd)	498,900	438,800

Other Operations:

Revenue from other operations of $6.7 million for the quarter ended September 30, 2006 decreased by $0.4 million from the comparable period in 2005.

Operating Expenses:

Costs and expenses for the three months ended September 30, 2006 and 2005 were as follows:

	Operating Expenses
	2006	2005
	(In thousands)

Payroll and payroll benefits	$18,292	$18,747
Depreciation and amortization	11,419	9,338
Operating power	7,605	7,424
Outside services	10,467	6,974
Property and other taxes	5,128	4,087
Construction management	1,909	1,900
All other	15,653	13,186
Total	$70,473	$61,656

Payroll and payroll benefits were $18.3 million in the third quarter of 2006, a decrease of $0.4 million from $18.7 million of payroll and payroll benefits incurred in the third quarter of 2005.  The Partnership experienced a reduction of $1.7 million in payroll and payroll benefits expense as a result of a reduction of the fair value of the Partnership’s liability under the Services Agreement to make cash payments to Services Company in amounts sufficient for Services Company’s Employee Stock Ownership Plan (the “ESOP”) to make all payments due under its Note Agreement due to changes in estimates as a result of increases in distribution expectations.  Payroll and payroll benefits expense in the third quarter of 2006 was also reduced by $0.9 million compared to the third quarter of 2005 as a result of a reversal in the third quarter of 2006 of approximately $0.3 million of the Partnership’s annual accrual for Services Company’s incentive compensation plan for employees.  The Partnership also experienced a decrease in payroll benefits of $0.1 million during the third quarter of 2006.  These decreases were partially offset by an increase of $0.4 million in payroll and payroll benefit expenses due to additional employees hired as a result of acquisitions that occurred during the previous twelve months.  Increases in salaries and wages of $1.8 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also capitalized less payroll and benefits in the third quarter of 2006 which resulted in an increase in payroll and payroll benefits expense of $0.5 million over the third quarter of 2005.

Depreciation and amortization expense was $11.4 million in the third quarter of 2006, an increase of $2.1 million from the third quarter of 2005.  Depreciation related to recent acquisitions was $0.9 million.  The Partnership incurred depreciation expense of $0.2 million related to the Memphis Terminal which commenced operations earlier in 2006.  The remaining increase resulted from assets placed into service during 2006.

Operating power costs were $7.6 million in the three months ended September 30, 2006, an increase of $0.2 million from the same period in 2005.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $3.5 million from $7.0 million in the third quarter of 2005 to $10.5 million in the third quarter of 2006.  Outside services costs related to acquisitions that occurred during the previous twelve months added $0.3 million of outside services costs.  The Partnership incurred an additional $0.1 million for pipeline inspection and maintenance costs related to an operating service contract.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the third quarter of 2006.  Outside services costs consist principally of third-party contract services for maintenance activities.

Property and other taxes increased by $1.0 million from $4.1 million in the third quarter of 2005 to $5.1 million for the same period in 2006.  An increase of $0.5 million of property and other taxes was related to recent acquisitions.  The remaining increase is a result of higher real property assessments over the same period in 2005.

Construction management costs were $1.9 million in the third quarter of 2006, which was consistent with costs incurred in the third quarter of 2005.

All other costs were $15.7 million in the three months ended September 30, 2006, an increase of $2.5 million compared to $13.2 million in the same period in 2005.  The increase reflects $0.5 million of costs associated with fuel purchases by Wes Pac — Reno related to a product supply arrangement, such costs have corresponding revenue included in the Partnership’s incidental revenue.  Other costs related to recent acquisitions were $0.3 million.  The Partnership had an increase in other expenses of $0.2 million which was related to the Memphis Terminal which commenced operations earlier in 2006.  The Partnership experienced an increase in casualty losses of $0.6 million in the third quarter of 2006.  The increase in casualty loss related primarily to emergency response and environmental remediation expenditures in connection with a petroleum products release at a Partnership terminal located in Harristown, Illinois. The remainder of the increase is due to increases in various costs resulting from the Partnership’s expanded operations.

Costs and expenses by segment for the quarters ended September 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Total costs and expenses
Pipeline Operations	$51,904	$45,554
Terminalling and Storage	13,969	10,563
Other Operations	4,600	5,539
Total	$70,473	$61,656

Other income (expense) for the three months ended September 30, 2006 and 2005 was as follows:

	Other Income
	2006	2005
	(In thousands)

Investment and equity income	$2,040	$1,626
Interest and debt expense	(13,319)	(11,256)
General Partner incentive compensation	(6,381)	(5,323)
Minority interests and other	(1,089)	(1,023)

Total	$(18,749)	$(15,976)

Interest expense was $13.3 million in the three months ended September 30, 2006, an increase of $2.0 million from $11.3 million in the three months ended September 30, 2005.  The increase is due to higher average balances outstanding and higher interest rates on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation was $6.4 million in the third quarter of 2006, compared to $5.3 million in the third quarter of 2005, an increase of $1.1 million.  The increase is a result of the issuance of 1.5 million limited partnership units (“LP Units”) in March 2006, as well as an increase in the quarterly distribution rate to LP unitholders in the 2006 period compared to the 2005 period.  As described under the “Overview,” in the fourth quarter of 2006, the Partnership will cease recording incentive compensation as an expense.

Nine Months

Revenues for the nine months ended September 30, 2006 and 2005 were as follows:

	Revenues
	2006	2005
	(In thousands)

Pipeline Operations	$259,592	$226,938
Terminalling and Storage	55,271	47,921
Other Operations	18,896	25,312
Total	$333,759	$300,171

Total revenue for the nine months ended September 30, 2006 was $333.8 million, $33.6 million, or 11.2%, greater than revenue of $300.2 million for the same period in 2005.

Pipeline Operations:

Revenue from Pipeline Operations was $259.6 million for the nine months ended September 30, 2006 compared to $226.9 million for the nine months ended September 30, 2005. The net increase of $32.7 million in Pipeline Operations revenue was primarily the result of:

•                  BPL Transportation revenue increase of $6.9 million (BPL Transportation’s assets were acquired on May 5, 2005);

•                  Buckeye NGL revenue of $7.8 million (Buckeye NGL’s assets were acquired on January 31, 2006);

•                  a 0.7% increase, or $0.8 million, net of BPL Transportation, in gasoline transportation revenue, even though gasoline volumes delivered declined by 2.4%;

•                  a 12.2% increase, or $4.5 million, net of BPL Transportation, in jet fuel transportation revenue on a 7.1% increase in jet fuel volumes delivered;

•                  a 6.4% increase, or $3.3 million, net of BPL Transportation, in distillate transportation revenue on comparable distillate volumes delivered;

•                  an increase in LPG transportation revenue of $1.1 million as a result of higher tariffs and an increase in volumes delivered;

•                  a $3.4 million increase in incidental revenue primarily from increased revenues under a product supply arrangement in connection with WesPac—Reno;

•                  a $4.7 million increase in other revenues principally resulting from the Memphis terminal;

•                  a $1.8 million increase in operating services revenue due to an increase in reimbursable maintenance and inspection activities under an operating services contract;

•                  a $1.6 million increase in miscellaneous rental revenue; and

•                  a decrease in transportation settlement revenue, representing the settlement of overages and shortages on product deliveries, of $4.6 million.

Product deliveries for the nine months ended September 30, 2006 and 2005, including Buckeye NGL and BPL Transportation product deliveries were as follows:

	Barrels per Day
	Nine Months Ended September 30,
Product	2006	2005
Gasoline	722,900	717,200
Distillate	314,600	312,100
Jet Fuel	351,200	320,700
LPG’s	24,900	17,900
NGL’s	19,000	—
Other	9,900	5,600
Total	1,442,500	1,373,500

Terminalling and Storage:

Terminalling and Storage revenues of $55.3 million for the nine months ended September 30, 2006 increased by $7.4 million from the comparable period in 2005.

Recent terminal acquisitions increased Terminalling and Storage revenues by $5.3 million for the nine months ended September 30, 2006 compared to the comparable period in 2005. The increase is related to periods which the acquired terminals were owned compared to the comparable period in 2005 during which the acquired terminals were not owned.

Terminalling and Storage revenues at existing terminals owned by the Partnership were $50.0 million for the nine months ended September 30, 2006, an increase of $2.1 million from the first nine months of 2005.

Average daily throughput for the refined products terminals for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months ended September 30,
	2006	2005

Refined products throughput (bpd)	490,800	420,000

Other Operations:

Other Operations revenues of $18.9 million for the nine months ended September 30, 2006 declined by $6.4 million from the comparable period in 2005 primarily as a result of the absence of a large construction project which provided approximately $7.5 million of revenue in the first nine months of 2005.

Operating Expenses:

Costs and expenses for the nine month periods ended September 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)

Payroll and payroll benefits	$57,759	$55,570
Depreciation and amortization	32,758	27,014
Operating power	21,742	19,461
Outside services	23,631	17,385
Property and other taxes	14,207	12,236
Construction management	3,895	7,496
All other	50,176	43,264
Total	$204,168	$182,426

Payroll and payroll benefits were $57.8 million for the nine months ended September 30, 2006, an increase of $2.2 million compared to the comparable period in 2005.  Of this increase, approximately $1.9 million is related to the hiring of additional employees as a result of recent acquisitions.  Increases in salaries and wages of $4.3 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced an increase in benefit costs of $0.3 million.  These increases were partially offset by an increase of capitalized payroll of $0.9 million resulting from increased charges to capital projects by internal personnel and a decrease in severance pay.  The Partnership incurred expense of $0.6 million for severance pay in 2005 which did not occur during 2006.  Payroll and benefits expense was also reduced by $1.7 million as a result of a reduction in the fair value of the Partnership’s liability under the Services Agreement to make cash payments to Services Company in amounts sufficient for Services Company’s ESOP to make all payments due under its Note Agreement due to changes in the estimates as a result of increases in distribution expectations.  Payroll and benefits expense was also reduced by $1.0 million in the nine months ended September 30, 2006 compared to the same period in 2005 as a result of lower incentive compensation accruals.  In the first nine months of 2006, the Partnership accrued approximately $0.7 million in annual incentive compensation for employees, compared to approximately $1.7 million in the same period of 2005.

Depreciation and amortization expense was $32.8 million for the nine months ended September 30, 2006, an increase of $5.7 million from the comparable period of 2005.  Depreciation related to recent acquisitions was $2.8 million.  The Partnership incurred depreciation expense of $0.4 million related to the Memphis Terminal which commenced operations earlier in 2006.  The remaining increase resulted from assets placed into service during the nine months ended September 30, 2006.

Operating power costs of $21.7 million in the first nine months of 2006 were $2.3 million higher than the same period in 2005. Recent acquisitions added $1.8 million to operating power expense. The remainder of the increase is due to additional pipeline volumes in the Partnership’s pipeline operations.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs were $23.6 million in the first nine months of 2006, or $6.2 million greater than the same period in 2005. Outside services costs related to recent acquisitions were $0.7 million.  The Partnership incurred an additional $1.0 million for pipeline inspection and maintenance costs related to an operating service contract.  The Partnership also incurred additional expense of $0.3 million for public awareness programs.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first nine months of 2006.

Property and other taxes increased by $2.0 million from $12.2 million in the first nine months of 2005 to $14.2 million for the same period in 2006.  Of this increase, $1.4 million related to recent acquisitions.  This increase was offset by a reimbursement of $0.9 million in 2006 for certain property taxes under an operating service agreement.  The remainder of the increase is due to higher real property assessments over the same period in 2005.

Construction management costs were $3.9 million in the nine months ended September 30, 2006, which is a decrease of $3.6 million from the same period in 2005.  The decrease is a result of the absence of a significant construction contract that was completed in 2005.

All other costs were $50.2 million, an increase of $6.9 million, in the first nine months of 2006 compared to the first nine months of 2005. The increase reflects $3.1 million of costs associated with fuel purchases by WesPac Reno related to a product-supply arrangement, such costs have corresponding revenue included in the Partnership’s incidental revenue.  Other costs related to recent acquisitions were $1.6 million.  The Partnership had an increase in other expenses of $0.8 million which was related to the Memphis Terminal which commenced operations earlier in 2006.  These increases were partially offset by a decrease in casualty losses of $1.1 million.  The remainder of the increases related to various pipeline operating costs resulting from the Partnership’s expanded operations.

Costs and expenses by segment for the nine months ended September 30, 2006 and 2005 were as follows:

	Costs and Expenses
	2006	2005
	(In thousands)
Total costs and expenses
Pipeline Operations	$153,212	$134,344
Terminalling and Storage	37,183	28,966
Other Operations	13,773	19,116
Total	$204,168	$182,426

Other income (expense) for the nine month periods ended September 30, 2006 and 2005 was as follows:

	Other Income (Expenses)
	2006	2005
	(In thousands)

Investment and equity income	$5,236	$4,354
Interest and debt expense	(38,679)	(32,213)
General Partner incentive compensation	(18,277)	(14,658)
Minority interests and other	(3,430)	(2,906)

Total	$(55,150)	$(45,423)

Investment and equity income for the nine months ended September 30, 2006 was $5.2 million, which is an increase of $0.9 million from the comparable period in 2005.  The increase is principally a result of equity income earned from the Partnership’s approximate 40% interest in Muskegon Pipeline LLC which was acquired in December 2005.

Interest expense was $38.7 million in the nine months ended September 30, 2006, an increase of $6.5 million from $32.2 million in the nine months ended September 30, 2005.  The Partnership incurred approximately $3.2 million in interest related to the 5.125% Notes due 2017, which were issued in June 2005.  The balance of the increase in interest expense resulted from higher average balances outstanding and interest rates on the Partnership’s 5-year revolving credit facility.

General Partner incentive compensation was $18.3 million in the first nine months of 2006, compared to $14.7 million for the same period in 2005, an increase of $3.6 million.  The increase is a result of the issuance of 2.5 million LP Units in May 2005 and the issuance of 1.5 million LP Units issued in March 2006 and an increase in the quarterly distribution rate to LP unitholders in the 2006 period compared to the 2005 period.  As described under the “Overview,” in the fourth quarter of 2006, the Partnership will cease recording incentive compensation as an expense.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at September 30, 2006 and December 31, 2005 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	9/30/06	12/31/05
Current ratio (1)	1.7 to 1	1.6 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	1.0 to 1	1.0 to 1
Working capital - in thousands (2)	$47,741	$36,215
Ratio of total debt to total capital (3)	.55 to 1	.54 to 1
Book value (per Unit) (4)	$20.41	$19.88

(1)          current assets divided by current liabilities

(2)          current assets minus current liabilities

(3)          long-term debt divided by long-term debt plus total partners’ capital

(4)          total partners’ capital divided by Units outstanding at the end of the period.

During the first nine months of 2006 and 2005, the Partnership’s principal sources of liquidity were cash from operations, borrowings under its revolving credit facility and proceeds from the issuance of the Partnership’s LP Units.  In the first nine months of 2006 and 2005, the Partnership’s principal uses of cash were capital expenditures, distributions to Unitholders, debt payments and acquisitions described in “Cash Flows From Investing Activities” below.

At September 30, 2006, the Partnership had $982 million aggregate amount of long-term debt, which consisted of $300 million of the Partnership’s 4.625% Notes due 2013 (the “4.625% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6.75% Notes due 2033 (the “6.75% Notes”), $125 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”) and $132 million outstanding under the Partnership’s revolving credit facility.

The Partnership has a $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks led by SunTrust Bank.  The Credit Facility contains a one-time expansion feature to $550 million subject to certain conditions.  Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries.  The Credit Facility matures on August 6, 2009.  At September 30, 2006, the weighted average interest rate on amounts outstanding was 5.9%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus one half of one percent and (b) SunTrust Bank’s prime rate or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based upon ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The applicable margin will increase during any period in which the Partnership’s Funded Debt Ratio (described below) exceeds 5.25 to 1.0.  At September 30, 2006 and December 31, 2005, the Partnership had $132.0 million and $50.0 million outstanding under the Credit Facility, respectively, and had committed $1.7 million and $1.3 million, respectively, in support of letters of credit.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” and a minimum “Fixed Charge Coverage Ratio,” both of which are calculated using “Adjusted EBITDA.” Prior to the restructuring of the General Partner and Operating Subsidiary GP on August 9, 2006, the Credit Facility defined Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to the General Partner, for the four preceding fiscal quarters. Incentive compensation payments were historically included in this definition because the Partnership accounted for them as an expense. Because the Partnership will no longer account for incentive compensation as an expense, it amended its Credit Facility effective as of the restructuring to define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, for the four preceding fiscal quarters. Accordingly, calculations of the Partnership’s Funded Debt Ratio and Fixed Charge Coverage Ratio that include incentive compensation payments that are accounted for as an expense (i.e., those that became payable prior to August 9, 2006) were made using the prior definition of Adjusted EBITDA, and calculations of such ratios beginning in the fourth quarter of 2006 will be made using the current definition.

The Partnership’s Funded Debt Ratio equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to Adjusted EBITDA. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions.  At September 30, 2006 the Partnership’s Funded Debt Ratio was 4.50 to 1.00.

The Partnership’s Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA for the four preceding fiscal quarters to the sum of payments for interest and principal on debt plus certain capital expenditures required for the ongoing maintenance and operation of the Partnership’s assets.  The Partnership is required to maintain a Fixed Charge Coverage Ratio of greater than 1.25 to 1.00 as of the end of any fiscal quarter.  As of September 30, 2006, the Partnership’s Fixed Charge Coverage Ratio was 2.65 to 1.00.

At September 30, 2006 the Partnership was in compliance with all of the covenants under the Credit Facility.

The Partnership had no derivative instruments outstanding at September 30, 2006.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2006 and 2005 are as follows:

	Cash Flows from Operations
	2006	2005
	(In thousands)

Net income	$74,441	$72,322
Depreciation and amortization	32,758	27,014
Minority interests	3,430	2,906
Changes in current assets and liabilities	(7,406)	626
Changes in other assets and liabilities	307	663
Other	194	(1,222)
Total	$103,724	$102,309

Cash flows from operations were $103.7 million for the first nine months of 2006, an increase of $1.4 million over the first nine months of 2005.  Net income was $74.4 million for the first nine months of 2006 and $72.3 million for the same period of 2005, an increase of $2.1 million.  Depreciation and amortization was $32.8 million for 2006 compared to $27.0 million during the same period in 2005.  The increase principally resulted from recent acquisitions and an increase in assets placed into service during the first nine months of 2006. Cash used for working capital was $7.4 million in the first nine months of 2006 compared to cash generated by working capital of $0.6 million in the first nine months of 2005.

During the nine months ended September 30, 2006, cash used for working capital resulted from increases in trade receivables of $1.8 million, construction and pipeline relocation receivables of $1.2 million, inventories of $0.3 million and prepaid and other current assets of $11.4 million and a decrease in accounts payable of $0.5 million.  The decreases in cash were partially offset by an increase in accrued and other current liabilities of $7.9 million.  The increase in trade receivables is partly due to activity at Buckeye NGL which commenced operations in January 2006.  The increase in construction and pipeline relocations receivables is due to an increase in relocation project activity.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on a 29-mile ammonia pipeline acquired in November 2005.  The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005.  The increase in accrued and other current liabilities is due to activity on the 29-mile ammonia pipeline.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 are as follows:

	Investing Activities
	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)

Capital expenditures	$(62,218)	$(51,906)
Investments and acquisitions	(93,330)	(178,854)
Other	130	61
Total	$(155,418)	$(230,699)

In the nine months ended September 30, 2006, the Partnership expended $93.3 million related to acquisitions, including $79.3 million related to Buckeye NGL, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1 million for miscellaneous asset acquisitions.  In the nine months ended September 30, 2005, the Partnership spent approximately $178.9 million related to acquisitions, of which $176.3 related to the acquisition of the Northeast Pipelines and Terminals and the remainder related to the purchase of the remaining 25% interest in WesPac Reno, an indirect subsidiary of BPH, from Kealine Partners for $2.5 million.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)

Sustaining capital expenditures	$17,629	$9,733
Expansion and cost reduction	44,589	42,173
Total	$62,218	$51,906

The Partnership incurred $17.6 million of sustaining capital expenditures and $44.6 million of expansion and cost reduction expenditures in the first nine months of 2006.  Expansion projects in 2006 include the completion of an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and a capacity expansion in Illinois to handle additional LPG volumes.  Other expansion projects underway in 2006 include various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by the Partnership, and an expansion of the recently completed pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.  The Memphis International Airport project is owned by WesPac Pipelines — Memphis LLC, a 75%-owned subsidiary of the Partnership.

The Partnership incurred $9.7 million of sustaining capital expenditures and $42.2 million of expansion and cost reduction expenditures in the first nine months of 2005.  Expansion projects in 2005 included a capacity expansion project related to the Laurel pipeline across Pennsylvania, and the construction of the pipeline and terminal facilities to serve the Memphis International Airport.

The Partnership estimates sustaining capital expenditures will be approximately $25 million to $30 million for all of 2006.

Cash Flows from Financing Activities

On March 7, 2006, the Partnership issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit.  Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million and were used to reduce amounts outstanding under the Credit Facility.

During the first nine months of 2006, the Partnership borrowed $147 million under its Credit Facility and repaid $65 million, principally from the proceeds of the LP Unit offering.

Distributions to Unitholders were $88.2 million in the first nine months of 2006 compared to $76.6 million in the nine months of 2005.  The increase resulted principally from additional LP Units outstanding as a result of the Partnership’s issuance of 2.5 million LP Units in May 2005, the issuance of 1.5 million LP Units in March 2006 and increases in the per-unit distribution amount.

OTHER MATTERS

Related Party Transactions

The General Partner is partially owned by Carlyle/Riverstone.  Three members of the eight-member board of directors of the General Partner are nominees of Carlyle/Riverstone.  On January 25, 2005, affiliates of Carlyle/Riverstone acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”).  Carlyle/Riverstone’s total combined interest in SemGroup is approximately 30%.  One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of Carlyle/Riverstone, with three votes on that board.

The Partnership provides terminal and pipeline transportation services to an affiliate of SemGroup.  The Partnership received approximately $450,000 in revenue from the affiliate of SemGroup in the third quarter of 2006.

During the second quarter of 2006, an affiliate of Carlyle/Riverstone announced that it, along with a group of other investors, made an offer to acquire Kinder Morgan, Inc.  Among other assets, Kinder Morgan, Inc. owns the general partner interest of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), a publicly traded partnership engaged in the transportation and distribution of petroleum products and natural gas that is a Partnership customer and competes with the Partnership to a limited extent in the Midwestern United States.  If this acquisition is completed, all transactions between the Partnership and Kinder Morgan, Inc. and its affiliates will become related party transactions.

Carlyle/Riverstone also has an ownership interest in the general partner of Magellan Midstream Partners, L.P. (“Magellan”).  The Partnership does not have a significant relationship with Magellan and does not have extensive operations in the geographic areas primarily served by Magellan.

The Partnership does compete directly with Kinder Morgan and Magellan for acquisition opportunities throughout the United States and potentially will compete with these entities for new business or extensions of the existing services provided by our Operating Subsidiaries.

The board of directors of the General Partner has adopted a policy to address board of director conflicts of interests.  In compliance with this policy, Carlyle/Riverstone has adopted procedures internally to ensure that the Partnership’s confidential information is protected from disclosure to competing companies in which Carlyle/Riverstone owns an interest.  As part of these procedures, none of the nominees of Carlyle/Riverstone who serve on the board of directors of the General Partner will also serve on the board of directors of the general partners of Magellan or SemGroup or on the boards of directors of competing companies in which Carlyle/Riverstone owns an interest.

BGH IPO

Buckeye GP LLC (the “General Partner”) is the general partner of the Partnership.  The General Partner is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), certain members of the Partnership’s senior management and the public and is separately traded on the New York Stock Exchange (NYSE: BGH).  Following the IPO, approximately 54% of the limited partnership units are owned by Carlyle/Riverstone, approximately 9% of the limited partnership units are owned by certain members of senior management and the public owns approximately 37% of the limited partnership units of BGH.

In connection with the closing of the offering, BGH and the General Partner restructured the ownership of the General Partner.  MainLine Sub LLC (“MainLine Sub”), which was then a wholly-owned subsidiary of BGH and the owner of the General Partner, assigned all of its rights under the Fourth Amended and Restated Incentive Compensation Agreement, dated as of December 15, 2004, between MainLine Sub and the Partnership to the General Partner.  Thereafter, the Partnership and the General Partner amended and restated that agreement by entering into the Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (the “Incentive Compensation Agreement”).  On August 9, 2006, the Partnership and the General Partner also entered into the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (the “Partnership Agreement”).  The amendments to the Incentive Compensation Agreement and the Partnership Agreement reflect the assignment of the Incentive Compensation Agreement to the General Partner and the recharacterization that payments to the General Partner under the Incentive Compensation Agreement and the Partnership Agreement are distribution payments with respect to the general partner interest rather than compensation payments.  On August 18, 2006, MainLine Sub was merged with and into BGH.

Because the quarterly unit distribution was declared prior to August 9, 2006 and, therefore, the related incentive compensation attributable to the General Partner became payable prior to such date, incentive compensation paid in the third quarter of 2006 was recorded as an expense by the Partnership in the accompanying financial statements, consistent with the Partnership’s prior practice.  Commencing with the fourth quarter of 2006, the Partnership will cease recording incentive compensation payable to the General Partner as an expense and instead will record such payments as distributions from equity.

The amendments to the Incentive Compensation Agreement and the Partnership Agreement were effective on August 9, 2006.  These amendments will result in certain prospective changes in the financial statements of the Partnership beginning in the fourth quarter of 2006.  Commencing in the fourth quarter of 2006, the incentive compensation will no longer be recorded as an expense, but instead as an equity distribution to the General Partner, and the Partnership will change the attribution of income between the General Partner and the limited partners.   Generally, the Partnership will attribute income to the General Partner and the limited partners as if the net income of the Partnership were entirely distributed to its Unitholders.  The Partnership will determine the amount of income allocable to the General Partner, which represents the sum of the incentive compensation that would have been payable to the General Partner if the total distribution equaled net income, plus the General Partner’s proportional share of the remaining income of the Partnership. The recording of incentive payments as equity distributions rather than an expense will likely result in a relative increase in reported net income for the Partnership, however.

None of these changes will affect the amounts or timing of cash distributions to the general or limited partners.  The Partnership’s criteria for determining the amount of cash distributions and its policies regarding the timing of declaring and paying such cash distributions remains unchanged.

Accounting Pronouncements

See Note 13 to the Partnership’s unaudited condensed consolidated financial statements for a description of certain new accounting pronouncements issued in the three months ended September 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk — Trading Instruments

Currently the Partnership has no trading derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk — Other than Trading Instruments

The Partnership is exposed to risk resulting from changes in interest rates.  The Partnership does not have material commodity or foreign exchange risk.  The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes and the 6.75% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility).  Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

The Partnership’s practice with respect to derivative transactions has been to have each transaction authorized by the Board of Directors of the General Partner.

At September 30, 2006, the Partnership had total fixed debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.300% Notes, $300 million of the 4.625% Notes and $150 million of the 6.75% Notes.  The fair value of these obligations at September 30, 2006 was approximately $818 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $65 million. The Partnership’s variable debt obligation under the Credit Facility at September 30, 2006 was $132 million.  Based on the balance outstanding at September 30, 2006, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.3 million.

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

Part II - Other Information

Item 1.  Legal Proceedings

The Partnership has received penalty assessments from the Internal Revenue Service (“IRS”) in the aggregate amount of $4.3 million based on a failure to file excise tax information returns relating to its terminal operations from January 2005 through February 2006.  The Partnership filed the information returns with the IRS on May 10, 2006.  The Partnership believes it had reasonable cause for the failure to file the information returns on a timely basis, and intends to seek the elimination of the asserted penalties.  The asserted penalties are for the failure to file information returns rather than any failure to pay taxes due, as no taxes were owed by the Partnership in connection with such information returns.  The timing or outcome of this claim, and the total costs to be incurred by the Partnership in connection therewith, cannot be reasonably estimated at this time.

Item 6.  Exhibits

(a)     Exhibits

3.1

Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of August 9, 2006 (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K filed with the Commission on August 14, 2006).

10.1

Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006 (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K filed with the Commission on August 14, 2006).

10.2

Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K filed with the Commission on August 14, 2006).

10.3

Amended and Restated Management Agreement of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K filed with the Commission on August 14, 2006).

10.4

Fourth Amended and Restated Exchange Agreement, dated as of August 9, 2006 (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K filed with the Commission on August 14, 2006).

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: October 30, 2006	By:	ROBERT B. WALLACE
Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)