Form 10-Q
period 2007-03-31
BUCKEYE PARTNERS L P
filed 2007-05-01
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-9356

BUCKEYE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2432497
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Five TEK Park
9999 Hamilton Boulevard
Breinigsville, PA	18031
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code:   610-904-4000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2007
Limited Partnership Units	41,189,746 Units

BUCKEYE PARTNERS, L.P.

Part I.                 Financial Information

Item 1.             Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$124,944	$105,745

Costs and expenses:
Operating expenses	58,710	50,262
Depreciation and amortization	10,807	10,192
General and administrative	5,154	4,799
Total costs and expenses	74,671	65,253

Operating income	50,273	40,492

Other income (expense):
Investment and equity income	2,066	1,592
Interest and debt expense	(13,487)	(12,471)
General Partner incentive compensation	—	(5,722)
Minority interest and other	(1,118)	(913)
	(12,539)	(17,514)

Net income	$37,734	$22,978

Allocation of net income:
Net income allocated to General Partner	$6,817	$145
Net income allocated to Limited Partners	$30,917	$22,833

Earnings per limited partner unit — basic:	$0.77	$0.60
Earnings per limited partner unit — diluted:	$0.77	$0.59

Weighted average number of limited partners units outstanding:
Basic	39,950	38,340
Diluted	39,995	38,367

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$21,825	$18,946
Trade receivables	40,552	51,030
Construction and pipeline relocation receivables	9,059	12,189
Inventories	14,500	14,286
Prepaid and other current assets	31,219	32,976
Total current assets	117,155	129,427
Property, plant and equipment, net	1,772,776	1,727,222
Goodwill	11,355	11,355
Other non-current assets	127,139	127,466
Total assets	$2,028,425	$1,995,470

Liabilities and partners’capital
Current liabilities:
Accounts payables	$14,809	$26,347
Accrued and other current liabilities	59,769	63,202
Total current liabilities	74,578	89,549
Long-term debt	959,139	994,127
Minority interest	20,296	20,169
Other non-current liabilities	81,770	81,743
Total liabilities	1,135,783	1,185,588

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner	1,785	1,964
Limited Partners	890,877	807,488
Receivable from exercise of options	(355)	(355)
Accumulated other comprehensive income	335	785
Total partners’ capital	892,642	809,882
Total liabilties and partners’ capital	$2,028,425	$1,995,470

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,734	$22,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,807	10,192
Minority interests	1,068	913
Equity earnings	(1,786)	(1,380)
Distributions from equity investments	1,276	1,980
Amortization of debt discount	12	13
Amortization of option grants	134	172
Change in assets and liabilities, net of amounts related to acquisitions
Trade receivables	10,478	(3,620)
Construction and pipeline relocation receivables	3,130	(1,674)
Inventories	(214)	(564)
Prepaid and other current assets	1,757	(5,916)
Accounts payables	(11,538)	(6,935)
Accrued and other current liabilties	(3,423)	1,229
Other non-current assets	379	(1,505)
Other non-current liabilities	(423)	2,778
Total adjustments from operating activities	11,657	(4,317)
Net cash provided by operating activities	49,391	18,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,373)	(18,235)
Acquisitions	(38,468)	(92,790)
Net expenditure for disposal of property,
plant and equipment	(72)	(113)
Net cash used in investing activities	(55,913)	(111,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of limited partner units	82,404	64,155
Proceeds from exercise of units options	1,016	362
Distributions to minority interests	(941)	(841)
Proceeds from issuance of long-term debt	70,000	115,000
Payment of long-term debt	(105,000)	(65,000)
Distributions to Unitholders	(38,078)	(28,147)
Net cash provided by financing activities	9,401	85,529
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,879	(6,948)
CASH AND CASH EQUIVALENTS—Beginning of period	18,946	24,862
CASH AND CASH EQUIVALENTS—End of period	$21,825	$17,914
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest(net of amount capitalized)	$17,132	$15,640
Capitalized interest	$415	$701
Cash paid during the period for income taxes	$332	$—
NONCASH CHANGE IN ASSETS AND LIABILITIES
Fair value hedge accounting	$(59)	$(59)

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Partners’ Capital

(In thousands)

(Unaudited)

				Accumulated
			Receivable	Other
	General	Limited	from Exercise	Comprehensive
	Partner	Partners	of Options	Income	Total
	In thousands

Partners’ Capital—January 1, 2007	$1,964	$807,488	$(355)	$785	$809,882
Net Income	6,817	30,917	—	—	37,734
Amortization of RIGP and Retiree
Medical Plan Costs				(450)	(450)
Comprehensive income	6,817	30,917	—	(450)	37,284
Distributions	(6,996)	(31,082)	—	—	(38,078)
Net Procceds from the issuance of
1,708,600 limited partners units	—	82,404	—	—	82,404
Amortization of unit options	—	134	—	—	134
Exercise of unit options	—	1,016	—	—	1,016
Partners’ Capital-March 31, 2007	$1,785	$890,877	$(355)	$335	$892,642

See Notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.               BASIS OF PRESENTATION

Buckeye Partners, L.P. (the “Partnership” or “Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 17 states, and operates another approximately 2,700 miles of pipeline under agreements with major oil and chemical companies. As of March 31, 2007, the Partnership also owns and operates 50 active refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

Buckeye conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Each of these entities is hereinafter referred to as an “Operating Subsidiary” and they are collectively referred to as the “Operating Subsidiaries.”

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations.  See Note 12 for a further discussion.

Buckeye GP LLC (“Buckeye GP”) is the general partner of the Partnership. At March 31, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership.  Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (the “Operating Subsidiary GP”). The Operating Subsidiary GP is the general partner of and owns a 1% interest in each of Buckeye Pipe Line, Laurel and Everglades and an approximate 0.5% interest in BPH.

Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), certain members of the Partnership’s senior management and the public.  BGH has no operating assets other than its general partner ownership interest in Buckeye and its operating subsidiaries.  BGH is separately traded on the New York Stock Exchange (NYSE:BGH).

On April 3, 2007, Carlyle/Riverstone, certain members of senior management and certain other parties agreed to sell their approximate 63% limited partnership interest in BGH to a newly formed company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”).  See Note 14 for a discussion of this event.

Buckeye GP has historically received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of the Partnership.  As part of a reorganization of Buckeye GP and the Operating Subsidiary GP on August 9, 2006, the Incentive Compensation Agreement and Buckeye’s Agreement of Limited Partnership were amended to recharacterize the incentive payments received by Buckeye GP under the Incentive Compensation Agreement and the Partnership Agreement as distribution payments with respect to the general partner interest rather than compensation payments.  These amendments were effective for Partnership distributions declared after August 9, 2006.  The recording of incentive payments as distributions rather than an expense resulted in an increase in reported net income of $6.8 million for the three months ended March 31, 2007 compared to net income that would have been reported had the Incentive Compensation Agreement not been amended.

Commencing in the fourth quarter of 2006, in addition to the re-characterization of incentive distributions, the Partnership changed the way it attributes income between Buckeye GP and its limited partners.   Generally, the Partnership now attributes income to Buckeye GP and the limited partners as if only the net income of the Partnership were entirely distributed to its Unitholders.  The Partnership determines the amount of income allocable to Buckeye GP, which represents the sum of the incentive compensation that would have been payable to Buckeye GP if the total distribution equaled net income, plus Buckeye GP’s proportional share of the remaining income of the Partnership.

These amendments have not changed the timing or amounts of incentive payments to Buckeye GP or other distributions payable to the limited partners and Buckeye GP.

All of the employees who provide services to BGH, the Partnership and its subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for the Partnership with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP, which correspond to the Partnership’s named executive officers.  The Partnership is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.5% of the limited partnership units (“LP Units”) of the Partnership at March 31, 2007.

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2006 is derived from audited financial statements, include all adjustments necessary to present fairly Buckeye’s financial position as of March 31, 2007, along with the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Buckeye and the notes thereto for the year ended December 31, 2006 contained in the Partnership’s Form 10-K as filed with the Securities and Exchange Commission on February 26, 2007.

2.               CONTINGENCIES

Claims and Proceedings

The Partnership and the Operating Subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance. The Partnership is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, the Partnership has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The settlement is subject to further administrative review within the IRS and the negotiation and execution of a closing agreement between the Partnership and the IRS. The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006.

In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

Environmental Contingencies

In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $2.2 million and $1.8 million for the three month periods ended March 31, 2007 and 2006 respectively, which were related to environmental expenditures unrelated to claims and proceedings.

3.               ACQUISITIONS

On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.0 million, including a deposit of $1.0 million that was paid in 2006.

On February 27, 2007, Buckeye acquired a refined products terminal in Marcy, New York for approximately $2.3 million.

On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin; and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million.

The acquisitions discussed above were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations.”  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment.  Buckeye is in the process of determining the final allocations.

4.               PREPAIDS AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$5,310	$7,274
Insurance receivables	10,660	12,093
Ammonia receivable	5,501	6,284
Other	9,748	7,325
Total	$31,219	$32,976

5.               ACCRUED AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2007	2006
	(In thousands)

Taxes — other than income	$7,783	$5,523
Accrued charges due General Partner	2,233	2,264
Accrued charges due Services Company	1,318	1,732
Accrued employee benefit liability	2,340	2,340
Environmental liabilities	12,679	12,498
Interest	13,034	16,950
Accrued top-up reserve	50	230
Retainage	1,281	940
Payable for ammonia purchase	4,359	6,072
Other	14,692	14,653
Total	$59,769	$63,202

6.               LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

4.625% Notes due July 15, 2013	$300,000	$300,000
6.75% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	110,000	145,000
Less: Unamortized discount	(2,332)	(2,403)
Adjustment to fair value associated with hedge of fair value	1,471	1,530
	$959,139	$994,127

The fair value of the Partnership’s debt was estimated to be $940 million as of March 31, 2007 and $964 million at December 31, 2006.  The values at March 31, 2007 and December 31, 2006 were based on approximate market value on the respective dates.

On November 13, 2006 the Partnership entered into a new $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced the Partnership’s previous $400 million credit facility, contains a one-time expansion feature to $600 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at March 31, 2007 was 5.6%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt.  In addition to the principal balance noted above, the Partnership also had committed $2.1 million outstanding in letters of credit at March 31, 2007 and December 31, 2006.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” which is calculated using “EBITDA” as defined in the Credit Facility. The Credit Facility defines EBITDA for periods prior to the fourth quarter of 2006 as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, and for periods commencing after October 1, 2006 as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).

The Partnership’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At March 31, 2007 the Partnership’s Funded Debt Ratio was 4.07 to 1.00.

The Credit Facility provides for a “change of control” event of default that will be triggered if (i) Carlyle/Riverstone ceases to beneficially own 100% of the sole general partner of BGH, (ii) BGH ceases to own 100% of Buckeye GP or (iii) Buckeye GP ceases to be the sole general partner of Buckeye.  Buckeye intends to seek the consent of the Credit Facility lenders in connection with the sale of BGH’s general partner as further described in Note 14.

At March 31, 2007 the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $59 thousand during each of the first quarters of 2007 and 2006, related to the amortization of the gain on the interest rate swap.

7.               EARNINGS PER LP UNIT

Emerging Issues Task Force  Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method Under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity.  EITF 03-06 provides that Buckeye GP’s interest in net income is to be calculated based on the amount that would be allocated to Buckeye GP if all the net income for the period was distributed, and not on the basis of actual cash distributions for the period.  The Partnership applied EITF 03-06 prospectively beginning in the fourth quarter of 2006.  The application of EITF 03-06 may have an impact on earnings per LP Unit in future periods if there are material differences between net income and actual cash distributions or of other participating securities are issued.

The following is a reconciliation of basic and diluted net income per limited partner units (“LP Units”) for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
		2007			2006
	Income	Units	Per Unit	Income	Units	Per Unit
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per unit amounts)

Net income allocated to limited partners	$30,917			$22,833
Earnings per LP Unit — basic	30,917	39,950	0.77	22,833	38,340	0.60
Effect per unit of dilutive securities—options	—	45	—	—	27	(0.01)
Earnings per LP Unit — diluted	$30,917	39,995	$0.77	$22,833	38,367	$0.59

8.               CASH DISTRIBUTIONS

The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On April 26, 2007, the Partnership declared a cash distribution of $0.80 per unit payable on May 31, 2007 to Unitholders of record on May 7, 2007. The total cash distribution to Unitholders will amount to approximately $40.5 million.  As a result of the cash distribution, the Partnership will also pay to Buckeye GP an incentive distribution of approximately $7.3 million.

9.   RELATED PARTY ACCRUED CHARGES

Accrued and other current liabilities include $2,233,000 and $2,264,000 due to Buckeye GP and BGH for direct and indirect costs related to the business activities of the Partnership and Operating Subsidiaries at March 31, 2007 and December 31, 2006, respectively.  Accrued and other current liabilities included a payable to Services Company of $1,318,000 and $1,732,000 at March 31, 2007 and December 31, 2006, respectively.

Other Related Party Transactions

BGH, the owner of Buckeye GP, is partially owned by Carlyle/Riverstone.  Three members of the eight-member board of directors of Buckeye GP are nominees of Carlyle/Riverstone.  On January 25, 2005, affiliates of Carlyle/Riverstone acquired general and limited partner interests in SemGroup, L.P. (“SemGroup”).  SemGroup transports and stores crude oil, natural gas, natural gas liquids, refined products and asphalt through its ownership and operation of proprietary and common carrier pipelines, terminals, storage tanks, processing plants, underground storage facilities and a transportation fleet.  Carlyle/Riverstone’s total combined interest in SemGroup is approximately 30%.  One of the members of the seven-member board of directors of SemGroup’s general partner is a nominee of Carlyle/Riverstone.

The Partnership provides terminal and pipeline transportation services to an affiliate of SemGroup.  The Partnership received approximately $0.1 million and $0.2 million in revenue from the affiliate of SemGroup for the three months ended March 31, 2007 and 2006, respectively.  Carlyle/Riverstone previously had an ownership interest in the general partner of Magellan Midstream Partners, L.P. (“Magellan”).  The Partnership did not have a significant relationship with Magellan and did not have extensive operations in the geographic areas primarily served by Magellan.

Also, an affiliate of Carlyle/Riverstone is a member of a group that has agreed to acquire Kinder Morgan, Inc.  Among other assets, Kinder Morgan, Inc. owns the general partner interest of Kinder Morgan Energy Partners, L.P. (“Kinder Morgan”), a publicly traded partnership engaged in the transportation and distribution of petroleum products and natural gas that is a Partnership customer and competes with the Partnership to a limited extent in the midwestern United States.  If this acquisition is completed, all transactions between the Partnership and Kinder Morgan, Inc. and its affiliates will become related party transactions.   In January 2007, the Federal Trade Commission approved the closing of the Kinder Morgan transaction on the condition that Carlyle/Riverstone relinquish its control of Magellan Midstream Partners.  Carlyle/Riverstone has done so, and representatives of Carlyle/Riverstone have resigned from the Board of Directors of the general partners of Magellan and its parent company, Magellan Midstream Partners.

The Partnership does compete directly with Kinder Morgan, Magellan and SemGroup for acquisition opportunities throughout the United States and potentially will compete with these entities for new business or extensions of the existing services provided by its Operating Subsidiaries.

The board of directors of Buckeye GP has adopted a policy to address board of director conflicts of interests.  In compliance with this policy, Carlyle/Riverstone has adopted procedures internally to ensure that BGH’s and the Partnership’s confidential information is protected from disclosure to competing companies in which Carlyle/Riverstone has an interest.  As part of these procedures, none of the nominees of Carlyle/Riverstone who serve on the board of directors of Buckeye GP will also serve on the board of directors of the general partners of Kinder Morgan, Magellan or SemGroup or on the boards of directors of other competing companies in which Carlyle/Riverstone owns an interest.

On April 3, 2007, Carlyle/Riverstone, certain members of senior management and certain other parties agreed to sell their approximate 63% limited partnership interest in BGH to a newly formed company owned by affiliates of ArcLight, Kelso and Lehman Brothers. See Note 14 for additional information.

10.   UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

The Partnership sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP units on the date of grant. Generally the options vest three years from the date of grant and expire ten years from date of grant. As unit options are exercised, the Partnership issues new LP Units. The Partnership has not historically repurchased, and does not expect to repurchase, any of its LP Units in 2007.

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the first quarter of fiscal year 2006 included: (a) compensation expense for all grants made prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1, 2006 through March 31, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership recognizes compensation expense for awards granted on or after January 1, 2006 on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first quarter of 2007 and 2006 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total unit-based compensation expenses included in the Partnership’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Operating expenses	$103	$132
General and adminstrative expenses	31	40
Total unit-based compensation	$134	$172

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006, respectively:

	2007	2006
Expected dividend yield	6.60%	6.90%
Expected unit price volatility	19.60%	20.70%
Risk-Free interest rate	4.70%	4.60%
Expected life (in years)	6.5	6.5
Weighted-average fair value at grant date	$5.07	$4.52

The dividend yield is based on 6.5 years of historic yields.  The expected volatility is based upon 6.5 years of historical volatility of the Partnership’s LP Units. Effective January 1, 2006, the Partnership elected to use the simplified method for the expected life which is the option vesting period of three years plus the option term of ten years divided by two. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following table summarizes employee unit option activity for the three month period ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value

Outstanding, January 1, 2007	298,400	$41.44
Granted	93,600	50.36
Exercised	(27,300)	36.91
Forfeited, cancelled or expired	—	—
Outstanding, March 31, 2007	364,700	$44.10	7.9	$2,048,200
Exercisable, March 31, 2007	127,400	$38.29	5.7	$1,456,200

As of January 1, 2007, there were 205,800 unvested options outstanding.  During the first quarter of 2007, 62,100 options vested.  The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on March 31, 2007. Intrinsic value is determined by calculating the difference between the Partnership’s closing LP unit price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of units. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $338,900. The total number of in-the-money options exercisable as of March 31, 2007 was 127,400. As of March 31, 2007, total unrecognized compensation cost related to unvested options was $636,000.  The cost is expected to be recognized over a weighted average period of 1.2 years.  At March 31, 2007, 447,300 LP Units were available for grant in connection with the Option Plan.

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

Services Company also provides a post-retirement health care and life insurance plan (the “Retiree Medical Plan”) to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund this postretirement benefit obligation.

In December 2006, the Partnership adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans.

In December 2006, Services Company amended the Retiree Medical Plan to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008.  This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million and reducing the Retiree Medical Plan expense for the three months ended March 31, 2007 by approximately $1.0 million.

In the three months ended March 31, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

			Retiree Medical
	RIGP		Plan
	2007	2006	2007	2006
	(in thousands)
Components of net periodic benefit cost
Service cost	$248	$282	$100	$225
Interest cost	253	285	508	725
Expected return on plan assets	(205)	(212)	—	—
Amortization of prior service benefit	(114)	(112)	(860)	(125)
Amortization of unrecognized losses	143	195	381	275
Net periodic benefit costs	$325	$438	$129	$1,100

The Partnership previously disclosed in its financial statements for the year ended December 31, 2006 that a minimum funding contribution is not required to be made during 2007 to Services Company’s RIGP.

12.   SEGMENT INFORMATION

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations.

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

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 50 terminals that have the capacity to store an aggregate of approximately 20.0 million barrels of refined petroleum products.  The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, and Wisconsin.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation of third-party pipelines, which are owned primarily by major petrochemical companies and are located in Texas.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes the Partnership’s ownership and operation of an ammonia pipeline acquired in November 2005 and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of the Partnership’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenue:
Pipeline Operations	$93,750	$81,867
Terminalling and Storage	23,589	18,168
Other Operations	7,605	5,710
Total	$124,944	$105,745

Operating income:
Pipeline Operations	$37,910	$31,252
Terminalling and Storage	10,145	7,865
Other Operations	2,218	1,375
Total	$50,273	$40,492

Depreciation and amortization:
Pipeline Operations	$9,088	$8,698
Terminalling and Storage	1,305	1,104
Other Operations	414	390
Total	$10,807	$10,192

Capital expenditures:
Pipeline Operations	$15,519	$14,183
Terminalling and Storage	840	3,940
Other Operations	1,014	112
Total	$17,373	$18,235

Acqusitions:
Pipeline Operations	$—	$79,286
Terminalling and Storage	38,468	13,504
Other Operations	—	—
Total	$38,468	$92,790

	March 31,	December 31,
	2007	2006
	(In thousands)
*Assets:
Pipeline Operations	$1,602,832	$1,608,243
Terminalling and Storage	358,699	318,917
Other Operations	66,894	68,310
Total	$2,028,425	$1,995,470

* All equity investments are included in the assets of Pipeline Operations.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained should be recognized under FIN 48. FIN 48 also provides guidance on derecognizing, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN 48 had no material impact on the financial statements of the Partnership.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.  SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  The Partnership is currently evaluating the impact this standard may have on its consolidated financial statements.

14.   SUBSEQUENT EVENTS

On April 3, 2007, BGH announced that Carlyle/Riverstone, certain members of management and other limited partners of BGH signed an agreement to sell the general partner of BGH and their approximate 63% limited partner interest in BGH to an entity formed by affiliates of ArcLight, Kelso and Lehman Brothers.  The remaining approximately 37% of limited partner interest in BGH is publicly traded.  The closing of the transactions contemplated by the purchase agreement is subject to customary closing conditions, including receipt of regulatory approvals.  The sale of the general partner of BGH would result in a change in control of BGH and, indirectly, the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Buckeye Partners, L.P. (the “Partnership” or “Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.  The Partnership’s principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of those third-party pipelines.

The following discussion provides an analysis of the results for each of the Partnership’s operating segments, an overview of its liquidity and capital resources and other items related to the Partnership. The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) the Partnership’s consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 17 states, and operates another approximate 2,700 miles of pipeline under agreements with major oil and chemical companies. As of March 31, 2007, the Partnership also owns and operates 50 active refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

Buckeye conducts all of its operations through subsidiary entities.  These operating subsidiaries are Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”), Laurel Pipe Line Company, L.P. (“Laurel”), Everglades Pipe Line Company, L.P. (“Everglades”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Wood River Pipe Lines LLC (“Wood River”), Buckeye Pipe Line Transportation LLC (“BPL Transportation”) and Buckeye NGL Pipe Lines LLC (“Buckeye NGL”).  Each of these entities is hereinafter referred to as an “Operating Subsidiary” and they are collectively referred to as the “Operating Subsidiaries.”

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage and Other Operations.  See Note 12 for a further discussion.

Buckeye GP LLC (“Buckeye GP”) is the general partner of the Partnership. At March 31, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership.  Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (the “Operating Subsidiary GP”). The Operating Subsidiary GP is the general partner of and owns a 1% interest in each of Buckeye Pipe Line, Laurel and Everglades and an approximate 0.5% interest in BPH.

Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by an affiliate of Carlyle/Riverstone Global Energy and Power Fund II, L.P. (“Carlyle/Riverstone”), certain members of the Partnership’s senior management and the public.  BGH has no operating assets other than its general partner ownership interest in Buckeye and its operating subsidiaries.  BGH is separately traded on the New York Stock Exchange (NYSE:BGH).

Buckeye GP has historically received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of the Partnership.  As part of a reorganization of Buckeye GP and the Operating Subsidiary GP on August 9, 2006, the Incentive Compensation Agreement and Buckeye’s Agreement of Limited Partnership were amended to recharacterize the incentive payments received by Buckeye GP under the Incentive Compensation Agreement and the Partnership Agreement as distribution payments with respect to the general partner interest rather than compensation payments.  These amendments were effective for Partnership distributions declared after August 9, 2006.  The recording of incentive payments as distributions rather than an expense resulted in an increase in reported net income of $6.8 million for the three months ended March 31, 2007 compared to net income that would have been reported had the Incentive Compensation Agreement not been amended.

Commencing in the fourth quarter of 2006, in addition to the re-characterization of incentive distributions, the Partnership changed the way it attributes income between Buckeye GP and its limited partners.   Generally, the Partnership now attributes income to Buckeye GP and the limited partners as if only the net income of the Partnership were entirely distributed to its Unitholders.  The Partnership determines the amount of income allocable to Buckeye GP, which represents the sum of the incentive compensation that would have been payable to Buckeye GP if the total distribution equaled net income, plus Buckeye GP’s proportional share of the remaining income of the Partnership.

These amendments have not changed the timing or amounts of incentive payments to Buckeye GP or other distributions payable to the limited partners and Buckeye GP.

Significant Event

On April 3, 2007, BGH announced that Carlyle/Riverstone, certain members of senior management and other limited partners have signed an agreement to sell their ownership of the general partner of BGH and their approximate 63% limited partner interest in BGH to an entity formed by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”). The remaining approximately 37% of limited partner interest in BGH is publicly traded. The closing of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions, including receipt of regulatory approvals.  The sale of the general partner of BGH would result in a change in control of BGH and, indirectly, the Partnership.

Results of Operations

Summary operating results for the Partnership were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per
	unit amounts)

Revenue	$124,944	$105,745
Costs and expense	74,671	65,253
Operating income	50,273	40,492
Other income(expenses)	(12,539)	(17,514)
Net Income	$37,734	$22,978

Allocation of net income:
Net income allocated to General Partner	$6,817	$145
Net income allocated to Limited Partners	$30,917	$22,833

Earnings per limited partner unit — basic	$0.77	$0.60
Earnings per limited partner unit — diluted	$0.77	$0.59

Weighted average number of limited partner
units outstanding:
Basic	39,950	38,340
Diluted	39,995	38,367

EBITDA and Adjusted EBITDA

The following table summarizes EBITDA and adjusted EBITDA for the Partnership for the quarters ended March 31, 2007 and 2006.  EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”) is defined by the Partnership as income before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization.  Adjusted EBITDA, also a non-GAAP measure, is defined as EBITDA plus the General Partner incentive compensation expense.   EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating profit, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

Since EBITDA and Adjusted EBITDA exclude some items that affect net income, and these items may vary among other companies, the EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies.  The Partnership has provided Adjusted EBITDA in addition to EBITDA because, commencing in the fourth quarter of 2006, the Partnership reports incentive payments to Buckeye GP as distributions, rather than incentive compensation expense as reported in periods prior to the fourth quarter of 2006.  See Note 1 to the Partnership’s condensed consolidated financial statements for a further discussion of this change.  Accordingly, unlike the first quarter of 2006, General Partner incentive compensation expense was not recorded in the first quarter of 2007. Effective in the fourth quarter of 2006, General Partner incentive payments became a distribution from partners’ capital.  Management of the Partnership uses EBITDA and Adjusted EBITDA as performance measures to assist in the analysis and assessment of the Partnership’s operations, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities.

The Partnership believes that investors benefit from having access to the same financial measures used by the Partnership’s management.

EBITDA and Adjusted EBITDA for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income per GAAP	$37,734	$22,978
Interest and debt expense	13,487	12,471
Income tax expense	203	6
Depreciation and amortization	10,807	10,192
EBITDA	62,231	45,647

General Partner incentive compensation	—	5,722
Adjusted EBITDA	$62,231	$51,369

Revenues and operating income by operating segment were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenue:
Pipeline Operations	$93,750	$81,867
Terminalling and Storage	23,589	18,168
Other Operations	7,605	5,710
Total	$124,944	$105,745

Operating income:
Pipeline Operations	$37,910	$31,252
Terminalling and Storage	10,145	7,865
Other Operations	2,218	1,375
Total	$50,273	$40,492

Total revenues for the quarter ended March 31, 2007 were $124.9 million, which was $19.2 million or 18.2% greater than revenue of $105.7 million in 2006. The increase in revenue by segment is as follows:

Pipeline Operations:

Revenue from Pipeline Operations was $93.8 million in the first quarter of 2007 compared to $81.9 million in the first quarter of 2006. The revenue increase in the first quarter of 2007 of $11.9 million or 14.5% was primarily the result of:

•                  An approximately $6.6 million increase in base revenue caused by average tariff increases of 6.1% implemented in June and July of 2006, combined with a volume increase of approximately 0.3% in the first quarter of 2007 as compared to the first quarter of 2006;

•                  Incremental revenue of $2.2 million in 2007 as compared to 2006 resulting from the commissioning of the terminal and pipeline project that serves the Memphis International Airport (the “WesPac — Memphis Project”) in April of 2006;

•                  Incremental revenue of $1.2 million in the first quarter of 2007 caused by three months of revenue from Buckeye NGL in 2007 as compared to two months of revenue in 2006 because Buckeye NGL was acquired on January 31, 2006; and

•                  Recognition and collection of $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer.

Product deliveries for each of the quarters ended March 31, 2007 and 2006, deliveries were as follows:

	Barrels per Day
	Three Months Ended March 31,
Product	2007	2006
Gasoline	687,100	691,100
Distillate	365,100	367,100
Jet Fuel	352,300	332,500
LPG’s	20,100	13,800
NGL	20,000	13,700
Other	10,100	10,500
Total	1,454,700	1,428,700

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $23.6 million in the first quarter of 2007 as compared to $18.2 million in the first quarter of 2006. The revenue increase in the first quarter of 2007 of $5.4 million or 29.7% was primarily the result of:

•                  An approximate $3.0 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the first quarter of 2007 as compared to the first quarter of 2006;

•                  Incremental revenue of $1.7 million in the first quarter of 2007 as compared to the first quarter of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006; and

•                  Incremental revenue of $0.7 million in the first quarter of 2007 as compared to the first quarter of 2006 primarily due to the acquisition of six terminals in 2007 as more fully described in Note 3 to the accompanying condensed consolidated financial statements.

Average daily throughput for the refined products terminals for the quarters ended March 31 was as follows:

	Three Months Ended March 31,
	2007	2006
Refined products throughput(bpd)	536,000	447,400

Other Operations:

Revenue from the Other Operations segment was $7.6 million in the first quarter of 2007 as compared to $5.7 million in the first quarter of 2006. The revenue increase in the first quarter of 2007 of $1.9 million or 33.2% was primarily the result of:

•                  An increase of $1.0 million caused by additional operating contracts signed in the latter part of 2006; and

•                  An increase of $0.7 million in construction management revenue in the first quarter of 2007 as compared to the first quarter of 2006.

Operating Expenses

Costs and expenses for the three months ended March 31, 2007 and 2006 were as follows:

	Operating Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$20,936	$19,873
Depreciation and amortization	10,807	10,192
Operating power	7,318	7,090
Outside service	6,071	5,059
Property and other taxes	6,119	5,054
Construction management	1,695	562
All other	21,725	17,423
Total	$74,671	$65,253

Payroll and payroll benefits were $20.9 million in the first quarter of 2007, an increase of $1.1 million compared to the first quarter of 2006.  Of this increase, approximately $0.2 million is related to recent acquisitions and first quarter of 2007 operations at the WesPac - Memphis Project.  Increases in salaries and wages of $1.7 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced increases in payroll due to a decrease in capitalized payroll of $0.3 million.  These increases were partially offset by a decrease of $0.5 million as a result of a reduction of the fair value of the Partnership’s “top-up” liability under the Services Agreement, which requires the Partnership to make cash payments to Services Company in amounts sufficient for Services Company’s Employee Stock Ownership Plan to make payments due under its Note Agreement.  Payroll benefit expenses also decreased by $1.0 million due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $10.8 million in the first quarter of 2007, an increase of $0.6 million from the first quarter of 2006.  Depreciation related to assets acquired over the last year and depreciation expense related to the WesPac - Memphis Project was $0.5 million.  The remaining increase in depreciation and amortization expense resulted from the Partnership’s ongoing maintenance and expansion capital program.

Operating power costs were $7.3 million in the three months ended March 31, 2007, an increase of $0.2 million from the same period in 2006.  The majority of the increase was related to recent acquisitions and first quarter of operations for the WesPac - Memphis Project.  Operating power consists primarily of electricity required to operate pumping facilities.

Outside services costs increased $1.0 million from $5.1 million in the first quarter of 2006 to $6.1 million in the first quarter of 2007. Of this increase, $0.5 million related to corporate development initiatives and public awareness programs.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities.  Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Property and other taxes were $6.1 million in the first quarter of 2007, an increase of $1.0 million compared to the first quarter of 2006.  Property and other taxes related to recent acquisitions were $0.2 million.  In the first quarter of 2007, the Partnership expensed $0.6 million of excise taxes which related to activity at the Partnership’s terminals.  Of the remaining increase of $0.2 million, the Partnership experienced higher real property tax assessments in several states.

Construction management costs were $1.7 million in the first quarter of 2007, an increase of $1.1 million from the first quarter of 2006.  Of this increase, $0.5 million relates to a construction contract entered into by WesPac Pipe Lines - Memphis LLC to construct a pipeline for a third party.  The remainder of the increase is due to an increase in construction activity.

All other costs were $21.7 million in the three months ended March 31, 2007, which was an increase of $4.3 million compared to $17.4 million in the same period in 2006.  The increase reflects $1.6 million of costs associated with fuel purchases related to a product-supply arrangement.  Insurance costs increased by $0.9 million over the first quarter of 2006.  Other costs related to recent acquisitions were $0.6 million.  Expenses related to terminal additives increased by $0.4 million which is a result of an increase in terminal activity.  The remainder of the increases related to various other pipeline operating costs.

Costs and expenses by segment for the quarters ended March 31, 2007 and 2006 were as follows:

	Cost and Expenses
	2007	2006
	(In thousands)
Total cost and expenses:
Pipeline Operations	$55,840	$50,615
Terminalling and Storage	13,444	10,303
Other Operations	5,387	4,335
Total	$74,671	$65,253

Other income (expense) for the three months ended March 31, 2007 and 2006 was as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment and equity income	$2,066	$1,592
Interest and debt expense	(13,487)	(12,471)
General Partner incentive compensation	—	(5,722)
Minority interest and other	(1,118)	(913)
Total	$(12,539)	$(17,514)

Interest and debt expense was $13.5 million in the three months ended March 31, 2007, an increase of $1.0 million from $12.5 million in the three months ended March 31, 2006, which is primarily due to an increase in interest expense resulting from higher average balances outstanding on the Partnership’s 5-year revolving credit facility and a decrease in capitalized interest.

General Partner incentive compensation was recorded as a $5.7 million expense in the first quarter of 2006.  As discussed above, the Partnership’s Incentive Compensation Agreement and Partnership Agreement were amended in August 2006 to change the incentive payments to distributions rather than compensation payments.  As a result, the Partnership did not record General Partner incentive compensation expense in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at March 31, 2007 and December 31, 2006 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	March 31, 2007	December 31, 2006

Current ratio (1)	1.6 to 1	1.4 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.8 to 1	0.8 to 1
Working capital- in thousands (2)	$42,577	$39,878
Ratio of total debt to total capital (3)	0.52 to 1	0.55 to 1
Book Value (per Unit) (4)	$21.54	$20.40

(1)             current assets divided by current liabilities

(2)             current assets minus current liabilities

(3)             long-term debt divided by long-term debt plus total partners’ capital

(4)             total partners’ capital divided by Units outstanding at the end of the period.

Typically, the Partnership’s principal sources of liquidity are cash from operations, borrowings under its revolving credit facility and proceeds from the issuance of the Partnership’s limited partner units (“LP Units”) . Conversely, the Partnership’s principal uses of cash are capital expenditures, distributions to Unitholders and, in 2006, acquisitions described in “Cash Flows From Investing Activities” below.

At March 31, 2007, the Partnership had $960 million aggregate amount of long-term debt, which consisted of $300 million of the Partnership’s 4.625% Notes due 2013 (the “4.625% Notes”), $275 million of the Partnership’s 5.30% Notes due 2014 (the “5.30% Notes”), $150 million of the Partnership’s 6.75% Notes due 2033 (the “6.75% Notes”), $125 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”) and $110.0 million outstanding under the Partnership’s revolving credit facility.

The fair value of the Partnership’s debt was estimated to be $940 million as of March 31, 2007 and $964 million at December 31, 2006.  The values at March 31, 2007 and December 31, 2006 were based on approximate market value on the respective dates.

On November 13, 2006 the Partnership entered into a new $400 million 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced the Partnership’s previous $400 million credit facility, contains a one-time expansion feature to $600 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at March 31, 2007 was 5.6%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt.  In addition to the principal balance noted above, the Partnership also had committed $2.1 million outstanding in letters of credit at March 31, 2007 and December 31, 2006.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” which is calculated using “EBITDA” as defined in the Credit Facility. The Credit Facility defines EBITDA for periods prior to the fourth quarter of 2006 as earnings before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, and for periods commencing after October 1, 2006 as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).

The Partnership’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At March 31, 2007 the Partnership’s Funded Debt Ratio was 4.07 to 1.00.

The Credit Facility provides for a “change of control” event of default that will be triggered if (i) Carlyle/Riverstone ceases to beneficially own 100% of the sole general partner of BGH, (ii) BGH ceases to own 100% of Buckeye GP or (iii) Buckeye GP ceases to be the sole general partner of Buckeye.  Buckeye intends to seek the consent of the Credit Facility lenders in connection with the sale of BGH’s general partner as further described in Note 14.

At March 31, 2007 the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $59 thousand during each of the first quarters of 2007 and 2006, related to the amortization of the gain on the interest rate swap.

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2007 and 2006 are as follows:

	Cash Flow from Operations
	2007	2006
	(In thousands)
Net income	$37,734	$22,978
Depreciation and amortization	10,807	10,192
Minority interest	1,068	913
Changes in current assets and current and liablities	190	(17,480)
Changes in other assets and liabilities	(44)	1,273
Other	(364)	785
Total	$49,391	$18,661

Cash flows from operations were $49.4 million for the first three months of 2007 as compared to $18.7 million for 2006, an increase of $30.7 million. The primary driver of this increase is the improvement in net income of $14.7 million in 2007 as compared to 2006 (which included incentive compensation expense of $5.7 million). Depreciation and amortization was $10.8 for the first quarter of 2007 as compared to $10.2 million during the same period in 2006. The increase resulted principally from depreciation and amortization related to ongoing capital additions.  Cash provided by working capital was $0.2 million in the first quarter of 2007 as compared to cash used for working capital of $17.5 million in the first quarter of 2006.

In the first quarter of 2007, cash provided by working capital of $0.2 million resulted primarily from reductions in both trade and construction and pipeline relocation receivables of $13.6 million that was offset primarily by reductions in accounts payable of $11.6 million and in accrued and other current liabilities of $3.4 million.

In the first quarter of 2006, cash used for working capital of $17.5 million resulted from increases in prepaid and other current assets of $5.9 million, construction and pipeline relocation receivables of $1.7 million, and trade receivables of $3.6 million and a decrease in accounts payable of $6.9 million.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on the 29-mile ammonia pipeline acquired in November 2005. The increase in construction and pipeline relocation receivables is due to an increase in pipeline relocation activity in the first quarter of 2006.  Trade receivables increased due to an increase in the Partnership’s pipeline and terminal activities due to its acquisitions. The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005 as well as lower maintenance and outside service activities in the first quarter compared to year end.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 are as follows:

	Investing Activities
	For the Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Capital expenditures	$(17,373)	$(18,235)
Investments and acquistions	(38,468)	(92,790)
Other	(72)	(113)
Total	$(55,913)	$(111,138)

In the three months ended March 31, 2007, the Partnership expended $38.5 million primarily for the acquisition of six terminals and related assets. See Note 3 to the enclosed condensed consolidated financial statements for a further discussion.

In the three months ended March 31, 2006, the Partnership expended $92.8 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1.0 million for miscellaneous asset acquisitions.

Capital expenditures are summarized below:

	Capital Expenditure
	2007	2006
	(In thousands)
Sustaining capital expenditure	$7,170	$5,496
Expansion and cost reduction	10,203	12,739
Total	$17,373	$18,235

The Partnership incurred $7.2 million and $5.5 million of sustaining capital expenditures and $10.2 million and $12.7 million of expansion and cost reduction expenditures in the first three months of 2007 and 2006, respectively. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements to the WesPac - Memphis Project. Expansion and cost reduction projects in 2006 include the completion of the base operations of the WesPac - Memphis Project.

The Partnership estimates sustaining capital expenditures will be approximately $30.0 million for all of 2007.

Cash Flows from Financing Activities

On March 5, 2007, the Partnership issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit.  On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, the Partnership issued 208,600 LP Units at $48.25 per LP Unit.  Total proceeds from the offering, including the overallotment option and after underwriter’s discount of $0.75 per LP Unit and offering expenses, were approximately $82.4 million.  The proceeds were used to reduce amounts outstanding under the Credit Facility.

On March 7, 2006, the Partnership issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit.  Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million, and were used to reduce amounts outstanding under the Credit Facility.

During the first three months of 2007 and 2006, the Partnership borrowed $70.0 million and $115.0 million under its Credit Facility, respectively, and repaid $105 million and $65 million, respectively.

Distributions to Unitholders were $38.1 million in the first three months of 2007 compared to $28.2 million in the first three months of 2006.  The distribution amount in 2007 includes the incentive distribution of $6.8 million to Buckeye GP.  In addition, the increase resulted from additional LP Units outstanding as a result of the Partnership’s issuance of 1.5 million LP Units in March 2006 (the LP Units issued in March 2007 were not yet outstanding as of the record date for the first quarter 2007 distribution and therefore, did not receive the distribution), and an increase in the distribution rate to $0.7875 per LP Unit in the first quarter of 2007 compared to $0.7375 per LP Unit in the first quarter of 2006.

OTHER MATTERS

Accounting Pronouncements

See Note 13 to the Partnership’s condensed consolidated financial statements for a description of certain new accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) unanticipated capital expenditures and operating expenses to repair or replace our assets; (7) availability and cost of insurance on our assets and operations; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations; and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14)  regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry; (18) availability and cost of insurance on our assets and operations; (19) conflicts of interest between us, our general partner, the owner of our general partner and its affiliates; (20) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (21) the impact of government legislation and regulation on us.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in the Partnership’s Annual Report on Form 10-K for 2006, including those described in the “Risk Factors” section of that report.  Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk — Trading Instruments

Currently the Partnership has no trading derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk — Other than Trading Instruments

The Partnership is exposed to risk resulting from changes in interest rates.  The Partnership does not have significant commodity or foreign exchange risk.  The Partnership is exposed to fair value risk with respect to the fixed rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes and the 6.75% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility).  Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

The Partnership’s practice with respect to derivative transactions has been to have each transaction authorized by the Board of Directors of Buckeye GP.

At March 31, 2007, the Partnership had total fixed rate debt obligations at face value of $850 million, consisting of $125 million of the 5.125% Notes, $275 million of the 5.300% Notes, $300 million of the 4.625% Notes and $150 million of the 6.75% Notes.  The fair value of these obligations at March 31, 2007 was approximately $830 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $63 million. The Partnership’s variable debt obligation under the Credit Facility at March 31, 2007 was $110 million.  Based on the balance outstanding at March 31, 2006, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.1 million.

Item 4. Controls and Procedures

(a)                    Evaluation of Disclosure Controls and Procedures.

The management of Buckeye GP, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for the Partnership as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Buckeye GP’s disclosure controls and procedures for the Partnership as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by Buckeye GP in reports filed on behalf of the Partnership under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow

timely decisions regarding disclosure.   A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                    Changes in Internal Control over Financial Reporting

No change in Buckeye GP’s internal control over financial reporting for the Partnership occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Buckeye GP’s internal control over financial reporting for the Partnership.

Part II - Other Information

Item 1. Legal Proceedings

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment. The settlement is subject to further administrative review within the IRS and the negotiation and execution of a closing agreement between the Partnership and the IRS. The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006.

In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: May 1, 2007	By:	ROBERT B. WALLACE

Robert B. Wallace
Senior Vice President, Finance
and Chief Financial Officer
(Principal Accounting and
Financial Officer)