Form 10-Q
period 2007-06-30
BUCKEYE PARTNERS L P
filed 2007-07-30
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2007
Limited Partnership Units	41,208,746 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006		2007	2006

$124,951	$111,495	Revenues	$249,895	$217,240

		Costs and expenses:
62,437	52,542	Operating expenses	121,147	102,804
11,098	11,147	Depreciation and amortization	21,905	21,339
5,159	4,753	General and administrative	10,313	9,552
78,694	68,442	Total costs and expenses	153,365	133,695
46,257	43,053	Operating income	96,530	83,545

		Other income (expense):
2,570	1,604	Investment and equity income	4,636	3,196
(12,773)	(12,889)	Interest and debt expense	(26,260)	(25,360)
—	(6,174)	General Partner incentive compensation	—	(11,896)
(1,509)	(1,428)	Minority interests and other	(2,627)	(2,341)
(11,712)	(18,887)	Total other income (expenses)	(24,251)	(36,401)

$34,545	$24,166	Net income	$72,279	$47,144

		Allocation of net income:
$5,801	$148	Net income allocated to General Partners	$12,618	$293
$28,744	$24,018	Net income allocated to Limited Partners	$59,661	$46,851
$0.70	$0.61	Earnings per limited partner unit-basic	$1.47	$1.20
$0.70	$0.61	Earnings per limited partner unit-diluted	$1.47	$1.20

		Weighted average number of limited partner units outstanding:
41,201	39,430	Basic	40,579	38,888
41,253	39,451	Diluted	40,634	38,912

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$22,802	$18,946
Trade receivables	42,658	51,030
Construction and pipeline relocation receivables	11,953	12,189
Inventories	14,059	14,286
Prepaid and other current assets	31,312	32,976
Total current assets	122,784	129,427

Property, plant and equipment, net	1,783,576	1,727,222
Goodwill	11,355	11,355
Other non-current assets	124,535	127,466
Total assets	$2,042,250	$1,995,470

Liabilities and partners’ capital:
Current liabilities:
Accounts payable	21,411	26,347
Accrued and other current liabilities	67,385	63,202
Total current liabilities	88,796	89,549

Long-term debt	964,152	994,127
Other non-current liabilities	81,179	81,743
Minority interests	21,139	20,169
Total liabilities	1,155,266	1,185,588

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner	53	1,964
Limited Partners	887,272	807,488
Receivable from the exercise of options	(229)	(355)
Accumulated other comprehensive income	(112)	785
Total partners’ capital	886,984	809,882
Total liabilities and partners’ capital	$2,042,250	$1,995,470

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
Cash flows from operating activities:	2007	2006
Net income	$72,279	$47,144
Adjustments to reconcile net income to net cash provided by operating activity:
Depreciation and amortization	21,905	21,339
Minority interest	2,576	2,341
Equity earnings	(4,044)	(2,795)
Distributions from equity investments	3,589	3,167
Amortization of debt discount	25	25
Amortization of option grants	222	239
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	8,372	(1,072)
Construction and pipeline relocation receivables	236	(2,421)
Inventories	227	(419)
Prepaid and other current assets	1,664	(12,003)
Accounts payable	(4,936)	(3,839)
Accrued and other current liabilities	4,151	9,537
Other non-current assets	1,612	(399)
Other non-current liabilities	(1,461)	2,351
Total adjustments from operating activities	34,138	16,051
Net cash provided by operating activities	106,417	63,195

Cash flows from investing activities :
Capital expenditures	(36,966)	(43,943)
Acquisitions and equity investments	(39,320)	(92,790)
Net expenditures for disposal of property, plant and equipment	(167)	(139)
Net cash used in investing activities	(76,453)	(136,872)

Cash flows from financing activities:
Net proceeds from issuance of limited partnership units	82,171	64,105
Proceeds from exercise of units options	1,895	486
Distributions to minority interests	(1,606)	(1,548)
Proceeds from issuance of long-term debt	85,000	127,000
Payment of long-term debt	(115,000)	(65,000)
Distributions to unitholders	(78,568)	(57,903)
Net cash (used in) provided by financing activities	(26,108)	67,140

Net increase (decrease) in cash and cash equivalents	3,856	(6,537)
Cash and cash equivalents —Beginning of year	18,946	24,862
Cash and cash equivalents—End of period	$22,802	$18,325

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$25,437	$27,073
Capitalized interest	$902	$1,010
Cash paid for income tax	$575	$5

Non-cash changes in assets and liabilities:
Fair value hedge accounting	$118	$118

See Notes to condensed consolidated financial statements.

Buckeye  Partners, L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

				Accumulated
			Receivable	Other
	General	Limited	from Exercise	Comprehensive
	Partners	Partners	of Options	Income	Total
Partners’ capital — January 1, 2007	$1,964	$807,488	$(355)	$785	$809,882
Net income	12,618	59,661	—	—	72,279
Amortization of RIGP and Retiree Medical Plan Costs	—	—	—	(897)	(897)
Comprehensive income	12,618	59,661	—	(897)	71,382
Distributions	(14,529)	(64,039)	—	—	(78,568)
Net Proceeds from the issuance of 1,708,600 limited partner units	—	82,171	—	—	82,171
Amortization of unit options	—	222	—	—	222
Exercise of unit options	—	1,769	—	—	1,769
Repayment of Receivable from Exercise of Options	—	—	126	—	126
Partners’ capital-June 30, 2007	$53	$887,272	$(229)	$(112)	$886,984

See Notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Buckeye Partners, L.P. (the “Partnership” or “Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 16 states, and operates another approximately 2,700 miles of pipeline under agreements serving 2 states with major oil and chemical companies. As of June 30, 2007, the Partnership also owns and operates 51 refined petroleum products terminals with aggregate storage capacity of approximately 20 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

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

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage, and Other Operations.  See Note 13 for a further discussion.

Buckeye GP LLC (“Buckeye GP”) is the general partner of the Partnership and controls the Partnership.  At June 30, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership.  Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (the “Operating Subsidiary GP”).  The Operating Subsidiary GP is the general partner of and owns a 1% interest in each of Buckeye Pipe Line, Laurel and Everglades and is the general partner of and owns an approximate 0.5% interest in BPH.

Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by BGH GP Holdings, LLC, certain members of the Partnership’s senior management and the public. The controlling interest in BGH was sold effective June 25, 2007. See Note 2 for further information.  BGH has no operating assets other than its general partner ownership interest in Buckeye and its operating subsidiaries.  BGH is separately traded on the New York Stock Exchange (NYSE:BGH).

Buckeye GP historically has received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of the Partnership.  As part of a reorganization of Buckeye GP and the Operating Subsidiary GP, the Incentive Compensation Agreement and Buckeye’s Agreement of Limited Partnership were amended to recharacterize the incentive payments received by Buckeye GP as distribution payments rather than compensation payments.  These amendments were effective for Partnership distributions declared after August 9, 2006.  The recording of incentive payments as distributions rather than an expense resulted in an increase in reported net income of $7.3 million and $14.1 million for the three and six months ended June 30, 2007, respectively, compared to net income that would have been reported had these agreements not been amended.

Commencing in the fourth quarter of 2006, in addition to the recharacterization of incentive distributions, the Partnership changed the way it attributes income between Buckeye GP and its limited partners.   Generally, the Partnership now attributes income to Buckeye GP and the limited partners as if the net income of the Partnership were entirely distributed to its unitholders.  The Partnership determines the amount of income allocable to Buckeye GP, which represents the sum of the incentive compensation that would have been payable to Buckeye GP if the total distribution equaled net income, plus Buckeye GP’s proportional share of the remaining income of the Partnership.

These amendments have not changed the timing or amounts of incentive payments to Buckeye GP or other distributions payable to the limited partners and Buckeye GP.

All of the employees who provide services to BGH, the Partnership and the Partnership’s subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for the Partnership with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP, which correspond to Buckeye GP’s named executive officers.  The Partnership is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.4% of the limited partnership units (“LP Units”) of the Partnership at June 30, 2007.

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2006 is derived from audited financial statements, include all adjustments necessary to present fairly Buckeye’s financial position as of June 30, 2007, along with the results of Buckeye’s operations for the three and six months ended June 30, 2007 and 2006 and Buckeye’s cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Buckeye and the notes thereto for the year ended December 31, 2006 contained in the Partnership’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 26, 2007.

2. SIGNIFICANT EVENT

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP Holdings, LLC (the “Buyer”).  The Buyer is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc (“Lehman Brothers”).  The Purchase Agreement provided for the sale by the Sellers to the Buyer of their 62.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management LLC (“MainLine Management”), which is the general partner of BGH.

On June 25, 2007, the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed.  Total consideration paid was $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

In connection with the closing of the transaction, William H. Shea, Jr. resigned as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity.  Forrest E. Wylie was elected as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity. Furthermore, in connection with the closing of the transaction, Michael B. Hoffman, E. Bartow Jones and Andrew W. Ward, each of whom is affiliated with Carlyle/Riverstone, resigned from their positions as directors of the general partners of BGH and Buckeye.  Daniel R. Revers and Robb E. Turner, each of whom is affiliated with ArcLight, were appointed to the Board of Directors of the general partners of BGH and Buckeye.  In addition, Frank J. Loverro and Christopher L. Collins, each of whom is affiliated with Kelso, were appointed to the Board of Directors of the general partner of BGH, and Michael B. Goldberg and Irvin K. Culpepper, Jr., each of whom also is affiliated with Kelso, were appointed to the Board of Directors of the general partner of Buckeye.

3. CONTINGENCIES

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

Environmental Contingencies

In accordance with its accounting policy, the Partnership recorded operating expenses of $1.8 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively, and $4.0 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively, related to environmental contingencies unrelated to claims and proceedings.

4.  ACQUISITIONS AND EQUITY INVESTMENTS

The acquisitions discussed below were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations.”

On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.0 million, including a deposit of $1.0 million that was paid in 2006. The preliminary allocated fair value of the acquired assets is as follows (in thousands):

Land	$8,581
Buildings	2,593
Machinery, equipment, and office furnishings	10,862
$22,036

On February 27, 2007, Buckeye acquired a refined products terminal in Marcy, New York for approximately $2.3 million. The allocated fair value of the acquired assets is as follows (in thousands):

Land	$505
Buildings	192
Machinery, equipment, and office furnishings	1,566
$2,263

On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million.  Buckeye has allocated, on a preliminary basis, the cost of the acquisition to the various tangible assets acquired which principally consist of property, plant and equipment.

In the first quarter of 2007, Buckeye invested $0.9 million in West Texas LPG Pipe Line L.P. to be used for capital expenditures.

5. PREPAIDS AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$3,322	$7,274
Insurance receivables	10,244	12,093
Ammonia receivable	6,998	6,284
Other	10,748	7,325
Total	$31,312	$32,976

6. ACCRUED AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2007	2006
	(In thousands)
Taxes - other than income	$8,350	$5,523
Accrued charges due General Partner	2,342	2,264
Accrued charges due Services Company	2,462	1,732
Accrued employee benefit liability	2,340	2,340
Environmental liabilities	12,347	12,498
Interest	17,170	16,950
Accrued top-up reserve	50	230
Retainage	1,767	940
Payable for ammonia purchase	6,627	6,072
Other	13,930	14,653
Total	$67,385	$63,202

7.  LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
4.625% Notes due July 15, 2013	$300,000	$300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	115,000	145,000
Less: Unamortized discount	(2,260)	(2,403)
Adjustment to fair value associated with hedge of fair value	1,412	1,530
	$964,152	$994,127

The fair value of the Partnership’s debt was estimated to be $923.0 million as of June 30, 2007 and $964.0 million at December 31, 2006.  The values at June 30, 2007 and December 31, 2006 were based on approximate market value on the respective dates.

On November 13, 2006, the Partnership entered into a new $400.0 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced the Partnership’s previous $400.0 million credit facility, contains a one-time expansion feature to $600.0 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at June 30, 2007 was 5.7%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The Partnership also had committed $1.6 million and $2.1 million of the Credit Facility to support outstanding letters of credit at June 30, 2007 and December 31, 2006, respectively.

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

The Partnership’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At June 30, 2007, the Partnership’s Funded Debt Ratio was 4.01 to 1.00.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP Holdings, LLC ceases to own and control 100% of MainLine Management, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP Holdings, LLC, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP Holdings, LLC, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates,  (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be the sole general partner of Buckeye.  Buckeye received the consent of the Credit Facility lenders in connection with the sale of Carlyle/Riverstone’s interest in BGH as described in Note 2, and entered into an amendment to the Credit Facility to reflect the change in ownership following the sale.

At June 30, 2007, the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand for the three months ended June 30, 2007 and 2006, respectively, and $118 thousand for the six months ended June 30, 2007 and 2006.

8.  EARNINGS PER LP UNIT

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

The following table is a reconciliation of the number of limited partner units (“LP Units”) used in the basic and diluted earnings per unit calculations for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Basic:
Average units oustanding	41,201	39,430	40,579	38,888

Diluted:
Average units oustanding	41,201	39,430	40,579	38,888

Dilutive effect of unit options granted	52	21	55	24
	41,253	39,451	40,634	38,912

9. CASH DISTRIBUTIONS

The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On July 26, 2007, the Partnership declared a cash distribution of $0.8125 per unit payable on August 31, 2007 to unitholders of record on August 6, 2007. The total cash distribution to unitholders will amount to approximately $41.2 million which includes an incentive distribution of approximately $7.6 million payable to Buckeye GP.

10. RELATED PARTY TRANSACTIONS

As described in Note 1, Services Company employs all of the employees who work for the Operating Subsidiaries as well as the named executive officers of BGH’s general partner.  Services Company is reimbursed for these expenses.  Costs incurred by the Partnership and the Operating Subsidiaries for the services provided by Services Company totaled $23.4 million and $21.5 million and $46.0 and $43.0 million for three and six month periods ended June 30, 2007 and 2006, respectively.  The reimbursable costs include primarily compensation and benefits for the aforementioned employees.

Services Company owns approximately 2.2 million of the Partnership’s LP Units as of June 30, 2007.  Distributions received by Services Company from the Partnership on such LP Units are used to fund the debt in connection with Service Company’s ESOP.  Distributions paid to Services Company totaled $1.8 million and $1.8 million and $3.6 million and $3.5 million for the three and six month periods ended June 30, 2007 and 2006, respectively.

The Partnership pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP.  The Partnership incurred an administrative charge of $0.5 million for both three month periods ended on June 30, 2007 and 2006 and $0.9 million for both six month periods ended on June 30, 2007 and 2006.  The disinterested directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.   In connection with the acquisition described in Note 2, MainLine Management will forego receiving the senior administrative charge effective June 25, 2007 through March 31, 2009.

Buckeye GP receives incentive distributions from the Partnership based on the level of quarterly cash distributions paid per LP Unit.  Incentive distributions totaled $7.3 million and $6.2 million and $14.1 million and $11.9 million for the three and six month periods ended June 30, 2007 and 2006, respectively.

11. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

The Partnership sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from date of grant. As unit options are exercised, the Partnership issues new LP Units. The Partnership has not historically repurchased, and does not expect to repurchase, any of its LP Units in 2007.

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the three and six months ended June 30, 2006 included: (a) compensation expense for all grants made prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1, 2006 through June 30, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership recognizes compensation expense for awards granted on or after January 1, 2006 on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total unit-based compensation expenses included in the Partnership’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Operating expenses	$69	$52	$172	$184
General and adminstrative expenses	20	15	50	55
Total unit-based compensation Expenses	$89	$67	$222	$239

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2007 and 2006, respectively:

	2007	2006
Expected dividend yield	6.60%	6.90%
Expected unit price volatility	19.60%	20.70%
Risk-Free interes t rate	4.70%	4.60%
Expected life (in years)	6.5	6.5
Weighted-average fair value at
grant date	$5.07	$4.52

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

The following table summarizes employee unit option activity for the six month period ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value

Outstanding, January 1, 2007	298,400	$41.44
Granted	95,400	50.36
Exercised	(46,300)	38.02
Forfeited, cancelled or expired	—	—
Outstanding, June 30, 2007	347,500	$44.36	7.7	$2,418,900
Exercisable, June 30, 2007	111,700	$38.27	5.5	$1,457,200

As of January 1, 2007, there were 205,800 unvested options outstanding.  During the first six months of 2007, 65,400 options vested.  The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2007. Intrinsic value is determined by calculating the difference between the Partnership’s closing LP Unit price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of units. The total intrinsic value of options exercised during the six month period ended June 30, 2007 was $588,900. The total number of in-the-money options exercisable as of June 30, 2007 was 111,700. As of June 30, 2007, total unrecognized compensation cost related to unvested options was $562,500. The cost is expected to be recognized over a weighted average period of 1.1 years.  At June 30, 2007, 475,500 LP Units were available for grant in connection with the Option Plan.

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

In December 2006, Services Company amended the Retiree Medical Plan to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008.  This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million and reducing the Retiree Medical Plan expense for the three months and six months ended June 30, 2007 by approximately $1.0 million and $1.9 million, respectively.

For the three months ended June 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Three Months Ended June 30,
	2007	2006	2007	2006
			Retiree Medical
	RIGP		Plan
Components of net periodic benefit cost:	(In thousands)
Service cost	$248	$179	$100	$225
Interest cost	252	215	508	725
Expected return on plan assets	(205)	(211)	—	—
Amortization of prior service benefit	(114)	(115)	(860)	(125)
Amortization of unrecognized losses	144	111	381	273
Net periodic benefit costs	$325	$179	$129	$1,098

For the six months ended June 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Six Months Ended June 30,
	2007	2006	2007	2006
			Retiree Medical
	RIGP		Plan
Components of net periodic benefit cost:	(In thousands)
Service cost	$495	$461	$200	$450
Interest cost	505	500	1,016	1,450
Expected return on plan assets	(410)	(423)	—	—
Amortization of prior service benefit	(227)	(227)	(1,719)	(250)
Amortization of unrecognized losses	287	306	762	548
Net periodic benefit costs	$650	$617	$259	$2,198

A minimum funding contribution is not required for 2007.

13.  SEGMENT INFORMATION

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments: Pipeline Operations, Terminalling and Storage, and Other Operations.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment owns and operates 51 terminals that have the capacity to store an aggregate of approximately 20 million barrels of refined petroleum products.  The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, and Wisconsin.

Other Operations:

The Other Operations segment consists primarily of the Partnership’s contract operation of third-party pipelines, which are owned primarily by major oil and chemical companies and are located in Texas and Louisiana.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,427	$86,538	$186,178	$168,405
Terminalling and Storage	23,948	18,441	47,536	36,609
Other Operations	8,576	6,516	16,181	12,226
Total	$124,951	$111,495	$249,895	$217,240

Operating income:
Pipeline Operations	$35,046	$35,841	$72,956	$67,091
Terminalling and Storage	8,773	5,532	18,919	13,397
Other Operations	2,438	1,680	4,655	3,057
Total	$46,257	$43,053	$96,530	$83,545

Depreciation and amortization:
Pipeline Operations	$9,316	$9,607	$18,405	$18,306
Terminalling and Storage	1,434	1,142	2,739	2,246
Other Operations	348	398	761	787
Total	$11,098	$11,147	$21,905	$21,339

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Capital expenditures:
Pipeline Operations	$29,375	$31,332
Terminalling and Storage	6,075	9,487
Other Operations	1,516	3,124
Total	$36,966	$43,943

Acquisitions:
Pipeline Operations	$860	$79,286
Terminalling and Storage	38,460	13,504
Total	$39,320	$92,790

	June 30,	December 31,
	2007	2006
	(In thousands)
Assets*:
Pipeline Operations	$1,606,938	$1,608,243
Terminalling and Storage	366,429	318,917
Other Operations	68,883	68,310
Total	$2,042,250	$1,995,470

* All equity investments are included in the assets of Pipeline Operations.

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.   SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  The Partnership does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

15. SUBSEQUENT EVENT

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the members interests in Lodi Gas Storage LLC (“Lodi Gas”) from an affiliate of ArcLight.  Lodi Gas owns and operates a natural gas storage cavern near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility.  The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet

(“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.  Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC.  The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC.  The Partnership anticipates closing the transaction in the fourth quarter of 2007.

Effective as of July 27, 2007, Mr. Robert B. Wallace resigned his position of Senior Vice President, Finance and Chief Financial Officer, of Buckeye GP and also resigned a similar position at MainLine Management.  The board of directors of Buckeye GP elected Mr. Vance E. Powers as Acting Chief Financial Officer of Buckeye GP, effective upon Mr. Wallace’s resignation.  Mr. Powers was also elected by the board of directors of MainLine Management to serve as Acting Chief Financial Officer of MainLine Management, effective upon Mr. Wallace’s resignation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Buckeye Partners, L.P. (the “Partnership” or “Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.  The Partnership’s principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major oil and chemical companies, and performs certain construction activities, generally for the owners of those third-party pipelines.

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

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 17 states, and operates another approximate 2,700 miles of pipeline under agreements with major oil and chemical companies. As of June 30, 2007, the Partnership also owns and operates 51 refined petroleum products terminals with aggregate storage capacity of approximately 20 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

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

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage, and Other Operations.  See Note 13 for a further discussion.

Buckeye GP LLC (“Buckeye GP”) is the general partner of the Partnership and controls the Partnership.  At June 30, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership.  Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (the “Operating Subsidiary GP”).  The Operating Subsidiary GP is the general partner of and owns a 1% interest in each of Buckeye Pipe Line, Laurel and Everglades and is the general partner of and owns an approximate 0.5% interest in BPH.

Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by BGH GP Holdings, LLC, certain members of the Partnership’s senior management and the public. The controlling interest in BGH was sold effective June 25, 2007.  See Significant Event for further information.  BGH has no operating assets other than its general partner ownership interest in Buckeye and its operating subsidiaries.  BGH is separately traded on the New York Stock Exchange (NYSE: BGH).

Buckeye GP historically has received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of the Partnership.  As part of a reorganization of Buckeye GP and the Operating Subsidiary GP, the Incentive Compensation Agreement and Buckeye’s Agreement of Limited Partnership were amended to recharacterize the incentive payments received by Buckeye GP as distribution payments rather than compensation payments.  These amendments were effective for Partnership distributions declared after August 9, 2006.  The recording of incentive payments as distributions rather than an expense resulted in an increase in reported net income of $7.3 million and $14.1 million for the three and six months ended June 30, 2007, respectively, compared to net income that would have been reported had these agreements not been amended.

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

Significant Event

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP Holdings, LLC (the “Buyer”).  The Buyer is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc (“Lehman Brothers”).  The Purchase Agreement provided for the sale by the Sellers to the Buyer of their 62.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management LLC (“MainLine Management”), which is the general partner of BGH.

On June 25, 2007 the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed.  Total consideration paid was $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

In connection with the closing of the transaction, William H. Shea, Jr. resigned as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity.  Forrest E. Wylie was elected as Chairman of the Board, President and Chief Executive Officer of the general partners of BGH and Buckeye and as a director of each entity. Furthermore, in connection with the closing of the transaction, Michael B. Hoffman, E. Bartow Jones and Andrew W. Ward, each of whom is affiliated with Carlyle/Riverstone, resigned from their positions as directors of the general partners of BGH and Buckeye.  Daniel R. Revers and Robb E. Turner, each of whom is affiliated with ArcLight, were appointed to the Board of Directors of the general partners of BGH and Buckeye.  In addition, Frank J. Loverro and Christopher L. Collins, each of whom is affiliated with Kelso, were appointed to the Board of Directors of the general partner of BGH, and Michael B. Goldberg and Irvin K. Culpepper, Jr., each of whom is also affiliated with Kelso, were appointed to the Board of Directors of the general partner of Buckeye.

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the members interests in Lodi Gas Storage LLC (“Lodi Gas”) from an affiliate of ArcLight.  Lodi Gas owns and operates a natural gas storage cavern near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility.  The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet (“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.  Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC.  The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC.  The Partnership anticipates closing the transaction in the fourth quarter of 2007.

Effective as of July 27, 2007, Mr. Robert B. Wallace resigned his position of Senior Vice President, Finance and Chief Financial Officer, of the General Partner and also resigned a similar position at MainLine Management.  The board of directors of the General Partner elected Mr. Vance E. Powers as Acting Chief Financial Officer of the General Partner, effective upon Mr. Wallace’s resignation.  Mr. Powers was also elected by the board of directors of

MainLine Management to serve as Acting Chief Financial Officer of MainLine Management, effective upon Mr. Wallace’s resignation.

Results of Operations

Summary operating results for the Partnership were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue	$124,951	$111,495	$249,895	$217,240
Costs and expenses	78,694	68,442	153,365	133,695

Operating income	46,257	43,053	96,530	83,545
Other income (expenses)	(11,712)	(18,887)	(24,251)	(36,401)

Net income	$34,545	$24,166	$72,279	$47,144

Allocation of net income:
Net income allocated to General Partner	$5,801	$148	$12,618	$293
Net income allocated to Limited Partners	$28,744	$24,018	$59,661	$46,851

Earnings per limited partner unit-basic	$0.70	$0.61	$1.47	$1.20
Earnings per limited partner unit-diluted	$0.70	$0.61	$1.47	$1.20

Weighted average number of limited partner units outstanding:
Basic	41,201	39,430	40,579	38,888
Diluted	41,253	39,451	40,634	38,912

EBITDA and Adjusted EBITDA

The following table summarizes EBITDA and adjusted EBITDA for the Partnership for the three and six months ended June 30, 2007 and 2006, respectively.  EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”) is defined by the Partnership as income before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization.  Adjusted EBITDA, also a non-GAAP measure, is defined as EBITDA plus the General Partner incentive compensation expense.   EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

Since EBITDA and Adjusted EBITDA exclude some items that affect net income, and these items may vary among other companies, the EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies.  The Partnership has provided Adjusted EBITDA in addition to EBITDA because, in the fourth quarter of 2006, the Partnership began reporting incentive payments to Buckeye GP as distributions, rather than incentive compensation expense, as reported in periods prior to the fourth quarter of 2006.  See Note 1 to the Partnership’s condensed consolidated financial statements for a further discussion of this change.  Accordingly, unlike the first six months of 2006, General Partner incentive compensation expense was not recorded in the first six months of 2007. Effective in the fourth quarter of 2006, General Partner incentive payments became a distribution from partners’ capital.  The Partnership’s management uses EBITDA and Adjusted EBITDA as performance measures to assist in the analysis and assessment of the Partnership’s operations, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities.

The Partnership believes that investors benefit from having access to the same financial measures used by the Partnership’s management.

EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income per GAAP	$34,545	$24,166	$72,279	$47,144
Interest and debt expense	12,773	12,889	26,260	25,360
Income tax expense	236	148	438	154
Depreciation and amortization	11,098	11,147	21,905	21,339
EBITDA	58,652	48,350	120,882	93,997

General Partner incentive compensation	—	6,174	—	11,896
Adjusted EBITDA	$58,652	$54,524	$120,882	$105,893

Revenues and operating income by operating segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,427	$86,538	$186,178	$168,405
Terminalling and Storage	23,948	18,441	47,536	36,609
Other Operations	8,576	6,516	16,181	12,226
Total	$124,951	$111,495	$249,895	$217,240

Operating income:
Pipeline Operations	$35,046	$35,841	$72,956	$67,091
Terminalling and Storage	8,773	5,532	18,919	13,397
Other Operations	2,438	1,680	4,655	3,057
Total	$46,257	$43,053	$96,530	$83,545

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$57,381	$50,697	$113,222	$101,314
Terminalling and Storage	15,174	12,909	28,618	23,212
Other Operations	6,139	4,836	11,525	9,169
Total	$78,694	$68,442	$153,365	$133,695

Depreciation and amortization:
Pipeline Operations	$9,316	$9,607	$18,405	$18,306
Terminalling and Storage	1,434	1,142	2,739	2,246
Other Operations	348	398	761	787
Total	$11,098	$11,147	$21,905	$21,339

Second Quarter of 2007 compared to Second Quarter of 2006

Total revenues for the quarter ended June 30, 2007 were $125.0 million, $13.5 million or 12.1% greater than revenue of $111.5 million for the same period in 2006. This improvement in the second quarter of 2007 was driven mainly by increased revenues in the Pipelines Operations segment as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $92.4 million in the second quarter of 2007 compared to $86.5 million in the second quarter of 2006. The net revenue increase in the second quarter of 2007 of $5.9 million or 6.8% was primarily the result of:

•                 An approximate $8.1 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2006 and a market-based tariff increase of approximately 4.5% implemented on May 1, 2007.  Product volumes (as shown below) were flat in the second quarter of 2007 as compared to the second quarter of 2006;

•                 An approximate $2.9 million reduction in revenue representing primarily the settlement of overages and shortages on product deliveries;

•                 An approximate $1.7 million increase in construction management revenue due to a construction contract entered into by WesPac Pipelines – Memphis LLC (“WesPac – Memphis”) to construct a pipeline connection for a third party; and

•                 An approximate $1.0 million reduction in jet fuel revenue from lower volume on a product supply arrangement in connection with WesPac Pipelines - Reno LLC (“WesPac - Reno”).

Product deliveries for the second quarter ended June 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
Product	2007	2006
Gasoline	743,000	734,200
Distillate	291,100	281,700
Jet Fuel	363,400	359,200
LPG's	22,300	33,800
NGL's	19,800	21,900
Other	4,200	10,500
Total	1,443,800	1,441,300

In the second quarter of 2007, certain of the Partnership’s Operating Subsidiaries filed pipeline tariffs reflecting increased rates on average of approximately 4.5%.  Tariff rate increases were not filed in connection with certain of the Partnership’s pipelines regulated by state regulatory agencies which represent approximately 8% of the Partnership’s pipeline volumes.  These tariff rate increases are expected to generate approximately $14.7 million in additional revenue on an annual basis.

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $23.9 million in the second quarter of 2007 compared to $18.4 million in the second quarter of 2006. The revenue increase in the second quarter of 2007 of $5.5 million or 29.9% was primarily the result of:

•                 An approximate $3.2 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the second quarter of 2007 compared to the second quarter of 2006;

•                 Incremental revenue of $1.7 million in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the acquisition of six terminals in 2007 as more fully described in Note 4 to the accompanying condensed consolidated financial statements; and

•                 Incremental revenue of $0.6 million in the second quarter of 2007 compared to the second quarter of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006.

Average daily throughput for the refined products terminals for the quarters ended June 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
	2007	2006

Refined products throughput (bpd)	570,100	514,700

Other Operations:

Revenue from the Other Operations segment was $8.6 million in the second quarter of 2007 compared to $6.5 million in the second quarter of 2006. The revenue increase in the second quarter of 2007 of $2.1 million or 32.3% was primarily the result of:

•                 An increase of $1.3 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

•                 An increase of $0.4 million in construction management revenue caused primarily by the additional contracts noted above; and

•                 An increase of $0.4 million in incidental revenue due to the sale of miscellaneous equipment.

Operating Expenses:

Costs and expenses for the three months ended June 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$22,112	$19,594
Depreciation and amortization	11,098	11,147
Operating power	8,096	7,047
Outside service	10,602	8,104
Property and other taxes	5,199	4,025
Construction management	3,010	1,424
All other	18,577	17,101
Total	$78,694	$68,442

Payroll and payroll benefits were $22.1 million in the second quarter of 2007, an increase of $2.5 million compared to the second quarter of 2006.  Of this increase, approximately $0.2 million is related to recent acquisitions.  Increases in salaries and wages of $1.7 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced increases in payroll and payroll benefits due to a decrease in capitalized payroll of $0.8 million.  Payroll benefits increased by $0.7 million due to higher medical costs and increases in salaries and wages and number of employees.  This increase was offset by a decrease of $1.0 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Buckeye Pipe Line Services Company’s (“Services Company”) postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $11.1 million in the second quarter of 2007, which was consistent with depreciation and amortization expense in the second quarter of 2006.

Operating power costs were $8.1 million in the three months ended June 30, 2007, an increase of $1.0 million from the same period in 2006.  Approximately, $0.9 million of this increase resulted from power rate increases and higher power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs increased $2.5 million from $8.1 million in the second quarter of 2006 to $10.6 million in the second quarter of 2007.  Of this increase, approximately $0.3 million is due to maintenance on natural gas engines that were purchased in 2006 and $0.3 million is due to an increase in activity on an operations and maintenance contract.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Property and other taxes were $5.2 million in the second quarter of 2007, an increase of $1.2 million compared to the second quarter of 2006.  Property and other taxes related to recent acquisitions was $0.1 million.  The remaining increase was caused primarily by higher real property tax assessments in several states.

Construction management costs were $3.0 million in the second quarter of 2007, an increase of $1.6 million from the second quarter of 2006.  The increase is due to a construction contract entered into by WesPac – Memphis to construct a pipeline connection for a third party.

All other costs were $18.6 million in the three months ended June 30, 2007, an increase of $1.5 million compared to $17.1 million in the same period in 2006.  Insurance costs and rental expense increased by $1.6 million over the second quarter of 2006.  Other costs related to recent acquisitions were $0.4 million.  Expenses related to terminal additives increased by $0.4 million which is a result of an increase in terminal activity.  These increases were offset by a decrease of $0.9 million in costs associated with fuel purchases related to a product-supply arrangement and a decrease of $0.6 million in casualty losses. The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the three months ended June 30, 2007 and 2006 was as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment and equity income	$2,570	$1,604
Interest and debt expense	(12,773)	(12,889)
General Partner incentive compensation	—	(6,174)
Minority interests and other	(1,509)	(1,428)
Total	$(11,712)	$(18,887)

Investment and equity income was $2.6 million for the three months ended June 30, 2007 which is an increase of $1.0 million from the three months ended June 30, 2006.  The increase is primarily due to an increase in equity income earned from the Partnership’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest and debt expense was $12.8 million in the three months ended June 30, 2007, which is consistent with interest and debt expense in the three months ended June 30, 2006.

General Partner incentive compensation was recorded as an expense of $6.2 million in the second quarter of 2006.  As discussed above, the Partnership’s Incentive Compensation Agreement and Partnership Agreement were amended in August 2006 to change the incentive payments to distributions rather than compensation payments.  As a result, the Partnership did not record General Partner incentive compensation expense in the second quarter of 2007.

Six Months of 2007 compared to Six Months of 2006

Total revenue for the six months ended June 30, 2007 was $249.9 million, $32.7 million, or 15.1%, greater than revenue of $217.2 million for the same period in 2006. This improvement was driven mainly by increased revenues in the Pipelines Operations segment as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $186.2 million for the six months ended June 30, 2007 compared to $168.4 million for the six months ended June 30, 2006. The net increase in the first six months of 2007 of $17.8 million or 10.6% was primarily the result of:

•                 An approximate $14.5 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2006 and a market-based tariff increase of 4.5% implemented on May 1, 2007.  Product volumes (as shown below) increased by approximately 1% in the first six months of 2007 as compared to the first six months of 2006;

•                 An approximate $3.1 million reduction in revenue representing primarily the settlement of overages and shortages on product deliveries;

•                 Incremental revenue of $2.2 million in the second quarter of 2007 compared to 2006 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac — Memphis, in April 2006;

•                 An approximate $2.2 million increase in construction management revenue due to a construction contract entered into by WesPac — Memphis to construct a pipeline connection for a third party;

•                 Recognition and collection of $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer;

•                 Incremental revenue of $1.2 million in the first six months of 2007 caused by six months of revenue from Buckeye NGL in 2007 as compared to five months of revenue in 2006 because Buckeye NGL was acquired by the Partnership on January 31, 2006; and

•                 An approximate $1.0 million reduction in jet fuel revenue from lower volume on a product supply arrangement in connection with WesPac - Reno.

Product deliveries for the six months ended June 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
Product	2007	2006
Gasoline	715,200	712,800
Distillate	327,900	324,200
Jet Fuel	357,900	345,900
LPG’s	21,200	23,800
NGL’s	19,900	17,800
Other	7,200	10,500
Total	1,449,300	1,435,000

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $47.5 million for the six months ended June 30, 2007 compared to $36.6 million for the six months ended June 30, 2006.  The net increase in the first six months of 2007 of $10.9 million or 30% was primarily the result of:

•                 An approximate $7.2 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the first six months of 2007 compared to the first six months of 2006;

•                 Incremental revenue of $2.3 million in the first six months of 2007 compared to the first six months of 2006 primarily due to the acquisition of six terminals in 2007 as more fully described in Note 4 to the accompanying condensed consolidated financial statements; and

•                 Incremental revenue of $1.4 million in the first six months of 2007 compared to the first six months of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006.

Average daily throughput for the refined products terminals for the six months ended June 30, 2007 and 2006 was as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
	2007	2006

Refined products throughput (bpd)	553,100	484,200

Other Operations:

Revenue from the Other Operations segment was $16.2 million in the first six months of 2007 compared to $12.2 million in the first six months of 2006. The net increase in the first six months of 2007 of $4.0 million or 32.8% was primarily the result of:

•                 An increase of $2.2 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

•                 An increase of $1.1 million in construction management revenue caused primarily by the additional contracts noted above; and

•                 An increase of $0.4 million in incidental revenue due to the sale of miscellaneous equipment.

Operating Expenses:

Costs and expenses for the six month period ended June 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$43,049	$39,467
Depreciation and amortization	21,905	21,339
Operating power	15,414	14,137
Outside service	16,673	13,163
Property and other taxes	11,318	9,079
Construction management	4,704	1,986
All other	40,302	34,524
Total	$153,365	$133,695

Payroll and payroll benefits were $43.0 million in the first six months of 2007, an increase of $3.6 million compared to the first six months of 2006.  Of this increase, approximately $0.4 million related to recent acquisitions.  Increases in salaries and wages of $3.3 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  The Partnership also experienced increases in payroll and payroll benefits due to a decrease in capitalized payroll of $1.2 million.  Payroll benefits increased by $0.9 million due to higher medical costs and increases in salaries and wages and number of employees. These increases were partially offset by a decrease of $0.5 million as a result of a reduction of the fair value of the Partnership’s “top-up” liability under the Services Agreement, which requires the Partnership to make cash payments to Services Company in amounts sufficient for Services Company’s Employee Stock Ownership Plan to make payments due under its Note Agreement.  Payroll benefit expenses also decreased by $1.9 million due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $21.9 million for the first six months ended June 30, 2007, an increase of $0.6 million from the comparable period of 2006, which is primarily due to recent acquisitions and first quarter 2007 depreciation expense related to the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac — Memphis in April 2006.

Operating power costs of $15.4 million in the first six months of 2007 were $1.3 million higher than the same period in 2006. Recent acquisitions caused $0.2 million of the increase.  Approximately $0.9 million of this increase resulted from power rate increases and higher power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs were $16.7 million in the first six months of 2007, or $3.5 million greater than the same period in 2006. Of this increase, approximately $0.3 million of the increase is due to maintenance on natural gas engines that were purchased in 2006 and $0.3 million is related to an increase in activity on an operations and maintenance contract.  Approximately, $0.3 million of the increase is related to corporate development initiatives.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first half of 2007.

Property and other taxes increased by $2.2 million from $9.1 million in the first six months of 2007 to $11.3 million for the same period in 2006. Of this increase, $0.3 million related to recent acquisitions.  In the first six months of 2007, the Partnership expensed $0.6 million of excise taxes which related to activity at the Partnership’s terminals.  The remainder of the increase is due to higher real property assessments over the same period in 2006.

Construction management costs were $4.7 million in the first six months of 2007, which is an increase of $2.7 million from the same period in 2006. The increase is primarily due to a construction contract entered into by WesPac — Memphis to construct a pipeline connection for a third party.

All other costs were $40.3 million, an increase of $5.8 million in the first six months of 2007 compared to the first six months of 2006. The increase reflects $0.7 million of costs associated with fuel purchases by WesPac — Reno related to a product-supply arrangement.  Other costs related to recent acquisitions were $1.0 million.  Insurance costs increased by $1.6 million over the comparable period of 2006.  Rental expense increased over the first six months of 2006 by $0.8 million.  Expenses related to terminal additives increased by $0.8 million which is a result of an increase in terminal activity.  These increases were offset by a decrease in casualty losses of $0.5 million. The remainder of the increases related to various other pipeline operating costs resulting from Buckeye’s expanded operations.

Other income (expense) for the six month periods ended June 30, 2007 and 2006 was as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment and equity income	$4,636	$3,196
Interest and debt expense	(26,260)	(25,360)
General Partner incentive compensation	—	(11,896)
Minority interests and other	(2,627)	(2,341)
Total	$(24,251)	$(36,401)

Investment and equity income for the six months ended June 30, 2007 was $4.6 million, which is an increase of $1.4 million from the comparable period in 2006.  The increase is a result of equity income earned from the Partnership’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest and debt expense was $26.3 million in the six months ended June 30, 2007, an increase of $0.9 million from $25.4 million in the six months ended June 30, 2006.  The increase in interest expense resulted from higher average balances outstanding and interest rates on the Partnership’s 5-year revolving credit facility offset by an increase in capitalized interest.

General Partner incentive compensation was recorded as an expense of $11.9 million in the first six months of 2006.  As discussed above, the Partnership’s Incentive Compensation Agreement and Partnership Agreement were amended in August 2006 to change the incentive payments to distributions rather than compensation payments.  As a result, the Partnership did not record General Partner incentive compensation expense in the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s financial condition at June 30, 2007 and December 31, 2006 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	June 30, 2007	December 31, 2006

Current ratio (1)	1.4 to 1	1.4 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.7 to 1	0.8 to 1
Working capital— (in thousands) (2)	$33,988	$39,878
Ratio of total debt to total capital (3)	0.52 to 1	0.55 to 1
Book Value (per unit) (4)	$21.40	$20.40

(1)             current assets divided by current liabilities

(2)             current assets minus current liabilities

(3)             long-term debt divided by long-term debt plus total partners’ capital

(4)             total partners’ capital divided by units outstanding at the end of the period.

Typically, the Partnership’s principal sources of liquidity are cash from operations, borrowings under its revolving credit facility and proceeds from the issuance of the Partnership’s limited partner units (“LP Units”).  Conversely, the Partnership’s principal uses of cash are capital expenditures, distributions to unitholders and acquisitions described in “Cash Flows From Investing Activities” below.

At June 30, 2007, the Partnership had $965.0 million aggregate amount of long-term debt, which consisted of $300 million of the Partnership’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of the Partnership’s 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of the Partnership’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”) and $115.0 million outstanding under the Partnership’s revolving credit facility.

The fair value of the Partnership’s debt was estimated to be $923.0 million as of June 30, 2007 and $964.0 million at December 31, 2006.  The values at June 30, 2007 and December 31, 2006 were based on approximate market value on the respective dates.

On November 13, 2006, the Partnership entered into a new $400.0 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced the Partnership’s previous $400.0 million credit facility, contains a one-time expansion feature to $600.0 million subject to certain conditions. Borrowings under the Credit Facility are guaranteed by certain of the Partnership’s subsidiaries. The Credit Facility matures on November 13, 2011, but may be extended for up to two additional 12-month periods under certain circumstances. The weighted average interest rate on amounts outstanding under the Credit Facility at June 30, 2007 was 5.7%.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt.  The Partnership also had committed $1.6 million and $2.1 million of the Credit Facility to support outstanding letters of credit at June 30, 2007 and December 31, 2006, respectively.

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

The Partnership’s Funded Debt Ratio at the end of any quarterly period equals the ratio of the long-term debt of the Partnership and certain of its subsidiaries (including the current portion, if any) to EBITDA for the previous four fiscal quarters. As of the end of any fiscal quarter, the Funded Debt Ratio may not exceed 4.75 to 1.00, subject to a provision for increases to 5.25 to 1.00 in connection with future acquisitions. At June 30, 2007, the Partnership’s Funded Debt Ratio was 4.01 to 1.00.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP Holdings, LLC (“GP Holdings”) ceases to own and control 100% MainLine Management, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP Holdings, LLC, and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP Holdings, LLC, than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates,  (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be the sole general partner of Buckeye.  Buckeye received the consent of the Credit Facility lenders in connection with the sale of Carlyle/Riverstone’s interest in BGH as described in Note 2, and entered into an amendment to the Credit Facility to reflect the change in ownership following the sale.

At June 30, 2007 the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand for the three months ended June 30, 2007 and 2006, respectively, and $118 thousand for the six months ended June 30, 2007 and 2006.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2007 and 2006 are as follows:

	Cash Flow from Operations
	2007	2006
	(In thousands)
Net income	$72,279	$47,144
Depreciation and amortization	21,905	21,339
Minority interests	2,576	2,341
Changes in current assets and current liabilities	9,714	(10,217)
Changes in other assets and liabilities	151	1,952
Other	(208)	636
Total	$106,417	$63,195

Cash flows from operations were $106.4 million for the first six months of 2007 compared to $63.2 million for the first six months of 2006, an increase of $43.2 million. The primary cause of this increase is the improvement in Buckeye’s net income for the period of $25.1 million in 2007 compared to 2006 (which included incentive compensation expense of $11.9 million), along with favorable fluctuations in working capital. Cash provided by working capital was $9.7 million in the first six months of 2007 as compared to cash used for working capital of $10.2 million in the first six months of 2006.

In the first six months of 2007, cash provided by working capital resulted primarily from reductions in both trade receivables of $8.4 million and prepaid and other current assets of $1.7 million and an increase in accrued and other current liabilities of $4.2 million that was offset primarily by reductions in accounts payable of $4.9 million.  The reduction in trade receivables is due to improvement in timing of collections. The reduction in prepaid and other current assets is a result of a decrease in insurance receivables which was partially offset by an increase in excise tax receivables.  The increase in accrued and other current liabilities is due to timing of property tax payments.  The decrease in accounts payable resulted from timing of invoice payments at year end of 2006.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 are as follows:

	Investing Activities
	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Capital expenditures	$(36,966)	$(43,943)
Acquisitions and equity investments	(39,320)	(92,790)
Net expenditures for disposal of property, plant and equipment	(167)	(139)
Total	$(76,453)	$(136,872)

In the six months ended June 30, 2007, Buckeye expended $38.4 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipe Line L.P. See Note 4 to Buckeye’s condensed consolidated financial statements for a further discussion.

In the six months ended June 30, 2006, Buckeye expended $92.8 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1.0 million for miscellaneous asset acquisitions.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Sustaining capital expenditures	$(15,794)	$(11,240)
Expansion and cost reduction	(21,172)	(32,703)
Total	$(36,966)	$(43,943)

Buckeye incurred $15.8 million and $11.2 million of sustaining capital expenditures and $21.2 million and $32.7 million of expansion and cost reduction expenditures in the first six months of 2007 and 2006, respectively. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements by WesPac — Memphis. Expansion and cost reduction projects in 2006 include the completion of the base operations of WesPac — Memphis, the capacity expansion project in Illinois, and the addition of pipelines, tankage, and equipment to meet handling requirements for ultra-low sulfur diesel.

The Partnership estimates sustaining capital expenditures will be approximately $32.0 million for all of 2007.

Cash Flows from Financing Activities

On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit.  On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, the Partnership issued an additional 208,600 LP Units at $48.25 per LP Unit.  Total proceeds from the offering, including the over allotment option and after underwriter’s discount of $0.75 per LP Unit and offering expenses, were approximately $82.2 million, and were used to reduce amounts outstanding under the Partnership’s Credit Facility.

On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter’s discount of $1.45 per LP Unit and offering expenses were approximately $64.1 million, and were used to reduce amounts outstanding under the Partnership’s Credit Facility.

During the first six months of 2007 and 2006, the Partnership borrowed $85.0 million and $127.0 million under its Credit Facility, respectively, and repaid $115.0 million and $65.0 million, respectively.

Distributions to unitholders were $78.6 million in the first six months of 2007 compared to $57.9 million in the first six months of 2006.  The distribution amount in 2007 includes the incentive distribution of $14.1 million to Buckeye GP.  In addition, the increase in distributions resulted from additional LP Units outstanding as a result of the Partnership’s issuance of 1.7 million LP Units in March 2007 and the issuance of 1.5 million LP Units in March 2006 as well as an increase in the cash distribution rate to $0.80 per LP unit in the second quarter of 2007 compared to $0.75 per LP unit in the second quarter of 2006.

OTHER MATTERS

Accounting Pronouncements

See Note 14 to the Partnership’s condensed consolidated financial statements for a description of certain new accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes forward-looking statements. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission or applicable state regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs unanticipated capital expenditures and operating expenses to expend, repair or replace our assets; (7) availability and cost of insurance on our assets and operations; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry;  (18) conflicts of interest between us, our general partner, and the owner of our general partner and its affiliates; (19) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (20) the impact of government legislation and regulation on us.

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

Market Risk — Other than Trading Instruments

The Partnership is exposed to risk resulting from changes in interest rates.  The Partnership does not have material commodity or foreign exchange risk.  The Partnership is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes and the 6.75% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility).  Fair value risk represents the risk that the value of the fixed portion of the Partnership’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

The Partnership’s practice with respect to derivative transactions has been to have each transaction authorized by the Board of Directors of Buckeye GP.

At June 30, 2007, the Partnership had total fixed-rate debt obligations at face value of $850.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes and $150.0 million of the 6.75% Notes.  The fair value of these obligations at June 30, 2007 was approximately $808.0 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $59.0 million. The Partnership’s variable debt obligation under the Credit Facility at June 30, 2007 was $115.0 million.  Based on the balance outstanding at June 30, 2007, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.1 million.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due June 15, 2013 and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand for the three months ended June 30, 2007 and 2006, respectively, and $118 thousand for the six months ended June 30, 2007 and 2006.

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

Part II — OTHER  INFORMATION

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

Item 1A.  Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of Buckeye’s 2006 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factor:

Our pending acquisition of the Lodi natural gas storage facilities may not be consummated. If consummated, we may not realize the expected benefits from the transaction.

The purchase and sale agreement for the Lodi natural gas storage facilities contains conditions that, if not satisfied or waived, could result in the acquisition not occurring. Among other customary closing conditions, consummation of the acquisition is conditioned on the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the approval of the California Public Utilities Commission for the change in control of the Lodi facilities. Additionally, the purchase and sale agreement provides both parties with the right to terminate the agreement prior to consummation under certain limited circumstances, including the right for us to terminate the agreement if any event occurs that would have a material adverse effect on the assets, business, properties, financial condition or results of operations of Lodi.

If we do not consummate the acquisition of Lodi, we will not realize any of the anticipated benefits of owning and operating the assets. If we do consummate the Lodi acquisition, our estimates regarding earnings, operating cash flow and capital expenditures resulting from the transaction may prove to be incorrect. Additionally, we may encounter difficulties in the assimilation of a new business, and we may experience unanticipated inefficiencies or costs.  The facilities may also be subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases and other events beyond our control, for which we may not be adequately insured.  Furthermore, a decline or interruption in natural gas transportation on Pacific Gas and Electric’s intrastate gas pipelines on which the Lodi facilities rely could have a material adverse effect on our utilized capacity.  As a result of any of the foregoing factors, our revenues and, therefore, our ability to pay cash distributions on our units, could be adversely affected.

 Item 6. Exhibits

(a)             Exhibits

10.1 First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto.

10.2 Amended and Restated Employment and Severance Agreement, dated as of June 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 27, 2007).

10.3 Amended and Restated Severance Agreement, dated as of June 25, 2007, by and among Robert B. Wallace, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 27, 2007).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: July 30, 2007	By:	VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer
(Principal Accounting and
Financial Officer)