Form 10-Q
period 2007-09-30
BUCKEYE PARTNERS L P
filed 2007-10-30
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                                  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007 or

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

Large Accelerated Filer   ☒      Accelerated Filer   ☐    Non-Accelerated Filer   ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No   ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2007
Limited Partnership Units	43,710,746 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007	2006		2007	2006

$125,653	$116,519	Revenues	$375,548	$333,759

		Costs and expenses:
60,828	54,345	Operating expenses	181,975	157,149
11,520	11,419	Depreciation and amortization	33,425	32,758
5,774	4,709	General and administrative	16,087	14,261
78,122	70,473	Total costs and expenses	231,487	204,168

47,531	46,046	Operating income	144,061	129,591

		Other income (expense):
2,560	2,040	Investment and equity income	7,196	5,236
(12,391)	(13,319)	Interest and debt expense	(38,651)	(38,679)
—	(6,381)	General Partner incentive compensation	—	(18,277)
(1,320)	(1,089)	Minority interests and other	(3,947)	(3,430)
(11,151)	(18,749)	Total other income (expenses)	(35,402)	(55,150)

$36,380	$27,297	Net income	$108,659	$74,441

		Allocation of net income:
$6,116	$168	Net income allocated to General Partner	$18,734	$461
$30,264	$27,129	Net income allocated to Limited Partners	$89,925	$73,980
$0.71	$0.69	Earnings per limited partner unit-basic	$2.18	$1.89
$0.71	$0.69	Earnings per limited partner unit-diluted	$2.18	$1.89

		Weighted average number of limited partner
		units outstanding:
42,676	39,432	Basic	41,286	39,071
42,719	39,456	Diluted	41,333	39,096

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$33,062	$18,946
Trade receivables	45,802	51,030
Construction and pipeline relocation receivables	10,358	12,189
Inventories	13,878	14,286
Prepaid and other current assets	29,713	32,976
Total current assets	132,813	129,427

Property, plant and equipment, net	1,789,446	1,727,222
Goodwill	11,355	11,355
Other non-current assets	125,402	127,466
Total assets	$2,059,016	$1,995,470

Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$14,649	$26,347
Accrued and other current liabilities	64,941	63,202
Total current liabilities	79,590	89,549

Long-term debt	879,164	994,127
Other non-current liabilities	79,535	81,743
Minority interests	21,202	20,169
Total liabilities	1,059,491	1,185,588

Commitments and contingent liabilities	—	—

Partners’ capital:
General Partner	(1,587)	1,964
Limited Partners	1,003,859	807,488
Receivable from the exercise of options	—	(355)
Accumulated other comprehensive (loss) income	(2,747)	785
Total partners’ capital	999,525	809,882
Total liabilities and partners’ capital	$2,059,016	$1,995,470

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$108,659	$74,441
Adjustments to reconcile net income to net cash provided by operating activity:

Depreciation and amortization	33,425	32,758
Minority interest	3,897	3,430
Equity earnings	(6,266)	(4,598)
Distributions from equity investments	5,717	4,460
Amortization of debt discount	38	38
Amortization of option grants	303	294
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	5,228	(1,826)
Construction and pipeline relocation receivables	1,831	(1,225)
Inventories	408	(317)
Prepaid and other current assets	3,263	(11,363)
Accounts payable	(11,698)	(536)
Accrued and other current liabilities	(389)	7,861
Other non-current assets	(304)	82
Other non-current liabilities	(3,656)	225
Total adjustments from operating activities	31,797	29,283
Net cash provided by operating activities	140,456	103,724
Cash flows from investing activities:
Capital expenditures	(51,712)	(62,218)
Acquisitions and equity investments	(40,447)	(93,330)
Net (expenditures for) proceeds from disposal of property, plant and equipment	(352)	130
Net cash (used in) investing activities	(92,511)	(155,418)
Cash flows from financing activities:
Debt issuance costs	(178)	—
Net proceeds from issuance of limited partnership units	201,895	64,092
Proceeds from exercise of units options	2,124	559
Distributions to minority interests	(2,864)	(2,435)
Proceeds from issuance of long-term debt	135,000	147,000
Payment of long-term debt	(250,000)	(65,000)
Distributions to unitholders	(119,806)	(88,156)
Net cash (used in) provided by financing activities	(33,829)	56,060
Net increase in cash and cash equivalents	14,116	4,366
Cash and cash equivalents —Beginning of year	18,946	24,862
Cash and cash equivalents—End of period	$33,062	$29,228
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$42,167	$40,964
Capitalized interest	$1,159	$1,271
Cash paid for income tax	$888	$7
Non-cash changes in assets and liabilities:
Fair value hedge accounting	$(2,261)	$(176)

See Notes to condensed consolidated financial statements.

Buckeye  Partners, L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

				Accumulated
			Receivable	Other
	General	Limited	from Exercise	Comprehensive
	Partner	Partners	of Options	(Loss) Income	Total
Partners’ capital- January 1, 2007	$1,964	$807,488	$(355)	$785	$809,882
Net income	18,734	89,925	—	—	108,659
Change in value of hedge	—	—	—	(2,085)	(2,085)
Amortization of RIGP and Retiree
Medical Plan Costs	—	—	—	(1,447)	(1,447)
Comprehensive income	18,734	89,925	—	(3,532)	105,127
Distributions	(22,285)	(97,521)	—	—	(119,806)
Net Proceeds from the issuance of 4,208,600 limited partner units	—	201,895	—	—	201,895
Amortization of unit options	—	303	—	—	303
Exercise of unit options	—	1,769	—	—	1,769
Repayment of receivable from exercise of options	—	—	355	—	355
Partners’ capital- September 30, 2007	$(1,587)	$1,003,859	$—	$(2,747)	$999,525

See Notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Buckeye Partners, L.P. (the “Partnership” or “Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 16 states, and operates an approximate 2,700 miles of pipeline under agreements, serving two states, with major oil and chemical companies. The Partnership also owns and operates 51 refined petroleum products terminals with aggregate storage capacity of approximately 20 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

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

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage, and Other Operations.  See Note 13 for a more detailed discussion.

Buckeye GP LLC (“Buckeye GP”) is the general partner of the Partnership and controls the Partnership.  At September 30, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership.  Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (the “Operating Subsidiary GP”).  The Operating Subsidiary GP is the general partner of and owns a 1% interest in each of Buckeye Pipe Line, Laurel and Everglades and is the general partner of and owns an approximate 0.5% interest in BPH.

Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by BGH GP Holdings, LLC (“BGH GP”), certain members of the Partnership’s senior management and the public. The controlling interest in BGH was sold effective June 25, 2007. See Note 2 for further information.  BGH has no operating assets other than its general partner ownership interest in Buckeye and certain of Buckeye’s Operating Subsidiaries.  BGH is separately traded on the New York Stock Exchange (NYSE:BGH).

Buckeye GP historically has received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of the Partnership.  As part of a reorganization of Buckeye GP and the Operating Subsidiary GP, the Incentive Compensation Agreement and Buckeye’s Agreement of Limited Partnership were amended to recharacterize the incentive payments received by Buckeye GP as distribution payments rather than compensation payments.  These amendments were effective for Partnership distributions declared after August 9, 2006.  The recording of incentive payments as distributions rather than an expense resulted in an increase in reported net income of $7.6 million and $21.7 million for the three and nine months ended September 30, 2007, respectively, compared to net income that would have been reported had these agreements not been amended.

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

All of the employees who provide services to BGH, the Partnership and the Partnership’s subsidiaries are employed by Buckeye Pipe Line Services Company (“Services Company”). Pursuant to a services agreement, Services Company is reimbursed by BGH or the Partnership’s subsidiaries for the cost of the employees who provide those services.  BGH is responsible for the total compensation, including benefits, paid to the four highest salaried officers performing duties for the Partnership with respect to the functions of operations, finance, legal, marketing, business development, treasury, or performing the function of president of Buckeye GP, which principally correspond to Buckeye GP’s named executive officers.  The Partnership is generally responsible for all other employee costs.  Services Company is owned by an employee stock ownership plan (the “ESOP”). Services Company owned approximately 5.1% of the limited partnership units (“LP Units”) of the Partnership at September 30, 2007.

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2006, which is derived from audited financial statements, include all adjustments necessary to present fairly Buckeye’s financial position as of September 30, 2007, along with the results of Buckeye’s operations for the three and nine months ended September 30, 2007 and 2006 and Buckeye’s cash flows for the nine months ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

2. SIGNIFICANT EVENTS

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP.  BGH GP is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc. (“Lehman Brothers”).  The Purchase Agreement provided for the sale by the Sellers to BGH GP of their 61.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management LLC (“MainLine Management”), which is the general partner of BGH.

On June 25, 2007, the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed.  Total consideration paid was $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

Effective as of October 25, 2007, the Board of Directors of Buckeye GP elected Mr. Stephen C. Muther as President of Buckeye GP, in place of Mr. Forrest E. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of Buckeye GP.  Mr. Muther was also elected by the Board of Directors of MainLine Management to serve as President of MainLine Management, in place of Mr. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of MainLine Management.

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

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment.  The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006.  In September 2007, the Partnership and the IRS entered into a formal agreement settling and resolving the penalty assessment and, pursuant to that agreement, the Partnership paid the IRS approximately $0.6 million.

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

      Environmental Contingencies

In accordance with its accounting policy, the Partnership recorded operating expenses of $2.2 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively, and $6.2 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively, related to environmental contingencies unrelated to claims and proceedings.

4.  ACQUISITIONS AND EQUITY INVESTMENTS

The acquisitions discussed below were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in Statement of Financial Accounting Standards No. 141 — “Business Combinations.”

On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006. The fair value allocation of the acquired assets is as follows (in thousands):

Land	$8,663
Buildings	3,481
Machinery, equipment, and office furnishings	10,024
$22,168

On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million. The fair value allocation of the acquired assets is as follows (in thousands):

Land	$505
Buildings	192
Machinery, equipment, and office furnishings	1,566
$2,263

On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million.  On a preliminary basis, Buckeye has allocated the cost of the acquisition to the various tangible assets acquired which principally consist of property, plant and equipment.

In the first quarter of 2007, Buckeye invested $0.9 million in West Texas LPG Pipe Line Limited Partnership to be used for capital expenditures.  In the third quarter of 2007, Buckeye invested approximately $0.8 million in connection with the pending acquisition of the membership interests in Lodi Gas Storage, L.L.C. (“Lodi Gas” and such acquisition being the “Lodi Acquisition”) (see Note 15).

5. PREPAIDS AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$1,819	$7,274
Insurance receivables	9,528	12,093
Ammonia receivable	6,698	6,284
Other	11,668	7,325
Total	$29,713	$32,976

6. ACCRUED AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2007	2006
	(In thousands)
Taxes - other than income	$8,254	$5,523
Accrued charges due General Partner	2,760	2,264
Accrued charges due Services Company	3,171	1,732
Accrued employee benefit liability	2,340	2,340
Environmental liabilities	11,565	12,498
Interest	12,530	16,950
Accrued top-up reserve	50	230
Retainage	1,865	940
Payable for ammonia purchase	9,351	6,072
Other	13,055	14,653
Total	$64,941	$63,202

7.     LONG-TERM DEBT AND CREDIT FACILITIES

        Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
4.625% Notes due July 15, 2013	$300,000	$300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	30,000	145,000
Less: Unamortized discount	(2,190)	(2,403)
Adjustment to fair value associated with hedge of fair value	1,354	1,530
	$879,164	$994,127

The fair value of the Partnership’s debt was estimated to be $854.3 million as of September 30, 2007 and $964.0 million at December 31, 2006.  The values at September 30, 2007 and December 31, 2006 were based on approximate market value on the respective dates.

On November 13, 2006, the Partnership entered into a $400.0 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of lenders.  On August 24, 2007, the Partnership and the lenders amended the Credit Facility. The most significant amendments to the Credit Facility were as follows:

•                  The principal amount of the facility was increased from $400.0 million to $600.0 million, and an expansion feature was added to enable the Partnership to, subject to certain conditions and upon the further approval of each lender, increase the Credit Facility to $800.0 million;

•                  The termination date of the Credit Facility was extended to August 24, 2012, which date may be extended by the Partnership for two additional one year periods, subject to certain conditions and the approval of certain lenders as set forth in the Credit Facility;

•                  The funded debt ratio covenant was increased to 5.0 to 1.0 (as more fully described below);

•                  The requirement of a guarantee by Laurel of outstanding indebtedness under the Credit Facility was eliminated;

•                  Certain subsidiaries designated by the Partnership as restricted subsidiaries were no longer required to guarantee the indebtedness outstanding under the Credit Facility; and

•                  In connection with the anticipated closing of the Lodi Acquisition (see Note 15), certain secured indebtedness incurred by Lodi Gas and its subsidiaries will be permitted to remain outstanding for 15 business days following the closing of the Lodi Acquisition.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The Partnership also had committed $1.6 million and $2.1 million of the Credit Facility to support outstanding letters of credit at September 30, 2007 and December 31, 2006, respectively. The weighted average interest rate on amounts outstanding under the Credit Facility at September 30, 2007 was 5.4%.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” which is calculated using “EBITDA,” which is defined in the Credit Facility for periods prior to the fourth quarter of 2006 as consolidated net income before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, and for periods commencing after October 1, 2006 as consolidated net income before interest, taxes, depreciation, depletion and amortization.

The Partnership’s Funded Debt Ratio equals the ratio of total consolidated funded debt of the Partnership and certain of its subsidiaries to consolidated EBITDA measured for the preceding twelve months.  As of the last day of any fiscal quarter, the Funded Debt Ratio may not exceed 5.00 to 1.00, subject to a provision for increases to 5.50 to 1.00 in connection with certain future acquisitions. At September 30, 2007, the Partnership’s Funded Debt Ratio was 3.62 to 1.00.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP ceases to own and control 100% of MainLine Management, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates,  (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be the sole general partner of Buckeye.

       At September 30, 2007, the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand for the three months ended September 30, 2007 and 2006, respectively, and $176 thousand for the nine months ended September 30, 2007 and 2006.

In August 2007, the Partnership entered into a forward-starting interest rate swap agreement with a financial institution for a $75.0 million notional amount in order to hedge the variability of future interest rates associated with a portion of an anticipated issuance of debt to finance a portion of the Lodi Acquisition (see Note 15).  The debt is expected to be issued on or before March 31, 2008. Under the interest rate swap agreement, the Partnership will receive a payment if the interest rate on the notional amount exceeds 5.594% and will make a payment if the interest rate on the notional amount is below 5.594%.  At September 30, 2007, the Partnership determined the interest rate swap agreement to be an effective cash flow hedge and recorded the change in the fair value of the agreement of $2.1 million.  Similarly, on October 23, 2007, the Partnership entered into another forward-starting interest rate swap agreement with the same financial institution for a notional amount of $50.0 million and an interest rate of 5.115%. Other than the notional amount and the interest rate, the more recent agreement has the same terms as the agreement executed in August 2007.  The transaction executed on October 23, 2007 had no impact on the financial statements.

8. EARNINGS PER LP UNIT

        Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method Under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity.  EITF 03-06 provides that Buckeye GP’s interest in net income is to be calculated based on the amount that would be allocated to Buckeye GP if all the net income for the period was distributed, and not on the basis of actual cash distributions for the period.  The Partnership applied EITF 03-06 prospectively beginning in the fourth quarter of 2006.  The application of EITF 03-06 may have an impact on earnings per LP Unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.  See Note 14 for a discussion of recent accounting pronouncements affecting earnings per unit.

        The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per unit calculations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Basic:
Average units oustanding	42,676	39,432	41,286	39,071

Diluted:
Average units oustanding	42,676	39,432	41,286	39,071

Dilutive effect of unit options granted	43	24	47	25
	42,719	39,456	41,333	39,096

9. CASH DISTRIBUTIONS

        The Partnership generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On October 25, 2007, the Partnership declared a cash distribution of $0.825 per unit payable on November 30, 2007 to unitholders of record on November 5, 2007. The total cash distribution to unitholders will amount to approximately $44.5 million which includes an incentive distribution of approximately $8.3 million payable to Buckeye GP.

10. RELATED PARTY TRANSACTIONS

As described in Note 1, Services Company employs all of the employees who work for the Operating Subsidiaries as well as the named executive officers of BGH’s general partner.  Services Company is reimbursed for these expenses.  Costs incurred by the Partnership and the Operating Subsidiaries for the services provided by Services Company totaled $23.9 million and $21.4 million and $69.9 million and $64.4 million for the three and nine months ended September 30, 2007 and 2006, respectively.  The reimbursable costs include primarily compensation and benefits for the aforementioned employees.

Services Company owns approximately 2.2 million of the Partnership’s LP Units as of September 30, 2007.  Distributions received by Services Company from the Partnership on such LP Units are used to fund the debt in connection with Service Company’s ESOP.  Distributions paid to Services Company totaled $1.8 million for the three months ended September 30, 2007 and 2006 and $5.4 million and $5.3 million for the nine months ended September 30, 2007 and 2006, respectively.

The Partnership pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP.  The Partnership incurred an administrative charge of $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively.  In connection with the acquisition described in Note 2, MainLine Management will forego payment of the senior administrative charge effective June 25, 2007 through March 31, 2009.  The disinterested directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

Buckeye GP receives incentive distributions from the Partnership based on the level of quarterly cash distributions paid per LP Unit.  Incentive distributions totaled $7.6 million and $6.4 million and $21.7 million and $18.3 million for the three and nine months ended September 30, 2007 and 2006, respectively.

Lehman Brothers and its affiliates have provided, directly or indirectly, investment and commercial banking or financial advisory services to the Partnership, for which they received customary fees and commissions.  An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by the Partnership of amounts outstanding under the Credit Facility.  Also, an affiliate of Lehman Brothers owns an interest in BGH GP which indirectly controls the Partnership through an ownership interest in Buckeye GP. Finally, Lehman Brothers is acting as the Partnership’s exclusive financial advisor in connection with the Lodi Acquisition (see Note 15).

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

Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized in the three and nine months ended September 30, 2006 included: (a) compensation expense for all grants made prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all grants made on or after January 1, 2006 through September 30, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model.  The Partnership recognizes compensation expense for awards granted on or after January 1, 2006 on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 is based upon options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total unit-based compensation expenses included in the Partnership’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Operating expenses	$62	$42	$234	$226
General and adminstrative expenses	19	13	69	68
Total unit-based compensation expenses	$81	$55	$303	$294

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2007 and 2006, respectively:

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

The following table summarizes employee unit option activity for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value

Outstanding, January 1, 2007	298,400	$41.44
Granted	95,400	50.36
Exercised	(46,300)	38.02
Forfeited, cancelled or expired	—	—
Outstanding, September 30, 2007	347,500	$44.36	7.5	$1,591,900
Exercisable, September 30, 2007	111,700	$38.27	5.2	$1,191,300

As of January 1, 2007, there were 205,800 unvested options outstanding.  During the first nine months of 2007, 65,400 options vested.  The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2007. Intrinsic value is determined by calculating the difference between the Partnership’s closing LP Unit price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of LP Units. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $588,900. The total number of in-the-money options exercisable as of September 30, 2007 was 111,700. As of September 30, 2007, total unrecognized compensation cost related to unvested options was $481,700. The cost is expected to be recognized over a weighted average period of 1.0 years.  At September 30, 2007, 475,500 LP Units were available for grant in connection with the Option Plan.

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company sponsors a retirement income guarantee plan (a defined benefit plan)  (“RIGP”) which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company’s policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

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

In December 2006, Services Company amended the Retiree Medical Plan to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008.  This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million and reducing the Retiree Medical Plan expense for the three months and nine months ended September 30, 2007 by approximately $0.9 million and $2.8 million, respectively.

For the three months ended September 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Three Months Ended September 30,
	2007	2006	2007	2006
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$111	$231	$302	$193
Interest cost	345	250	505	709
Expected return on plan assets	(238)	(211)	—	—
Amortization of prior service benefit	(113)	(113)	(859)	(208)
Amortization of unrecognized losses	112	152	309	469
Net periodic benefit costs	$217	$309	$257	$1,163

For the nine months ended September 30, 2007 and 2006, the components of the net periodic benefit cost recognized by the Partnership for Services Company’s RIGP and Retiree Medical Plan were as follows:

	Nine Months Ended September 30,
	2007	2006	2007	2006
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$606	$692	$501	$643
Interest cost	850	750	1,521	2,159
Expected return on plan assets	(648)	(634)	—	—
Amortization of prior service benefit	(340)	(340)	(2,578)	(458)
Amortization of unrecognized losses	399	458	1,072	1,019
Net periodic benefit costs	$867	$926	$516	$3,363

In August 2007, the Partnership made a voluntary contribution of $1.8 million to the RIGP, even though a minimum funding contribution is not required to be made during 2007.

13.  SEGMENT INFORMATION

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments: Pipeline Operations, Terminalling and Storage and Other Operations.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products including gasoline, jet and diesel fuel and other distillates from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,067	$91,188	$278,244	$259,592
Terminalling and Storage	24,843	18,661	72,379	55,271
Other Operations	8,743	6,670	24,925	18,896
Total	$125,653	$116,519	$375,548	$333,759

Operating income:
Pipeline Operations	$36,122	$39,286	$109,077	$106,380
Terminalling and Storage	9,324	4,691	28,243	18,088
Other Operations	2,085	2,069	6,741	5,123
Total	$47,531	$46,046	$144,061	$129,591

Depreciation and amortization:
Pipeline Operations	$9,630	$9,462	$28,035	$27,767
Terminalling and Storage	1,455	1,528	4,193	3,774
Other Operations	435	429	1,197	1,217
Total	$11,520	$11,419	$33,425	$32,758

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Capital expenditures:
Pipeline Operations	$36,933	$48,425
Terminalling and Storage	12,053	11,038
Other Operations	2,726	2,755
Total	$51,712	$62,218

Acquisitions:
Pipeline Operations	$860	$79,826
Terminalling and Storage	39,587	13,504
Total	$40,447	$93,330

	September 30,	December 31,
	2007	2006
	(In thousands)
Assets*:
Pipeline Operations	$1,616,206	$1,608,243
Terminalling and Storage	371,508	318,917
Other Operations	71,302	68,310
Total	$2,059,016	$1,995,470

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

In September 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a tentative conclusion on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“Issue No. 07-4”).  This tentative conclusion reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners.  It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions.  The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners.  The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128 — “Earnings per Share.”

The tentative conclusion reached by the EITF in Issue No. 07-4 is that when current period earnings are in excess of cash distributions, the undistributed earnings should be allocated to the holders of the general partner interest and the holders of IDRs on one hand, and the holders of the limited partner interest on the other hand, as if the undistributed earnings were available in cash. Conversely, when cash distributions are in excess of earnings, net income allocable to the holders of the limited partner interest would be reduced by the actual distributions to the holders of the general partner interest and the holders of IDRs. The remaining net income would be allocated to the holders of the limited partner interest based on their respective sharing of income as specified in the partnership agreement.

Issue No. 07-4 will be effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. The accounting treatment shall be effective for all financial statements presented. The Partnership is considering the impact of the adoption of Issue 07-4 on the Partnership’s financial statements.

15. LODI TRANSACTION

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the membership interests in Lodi Gas from an affiliate of ArcLight.  Lodi Gas owns and operates a natural gas storage facility near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility.  The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet (“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.  Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an estimated additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC.  The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC.  The Partnership anticipates closing the transaction in the fourth quarter of 2007 or the first quarter of 2008.

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

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 16 states, and operates an approximate 2,700 miles of pipeline under agreements, serving two states, with major oil and chemical companies. The Partnership also owns and operates 51 refined petroleum products terminals with aggregate storage capacity of approximately 20 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

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

The Partnership’s Operating Subsidiaries conduct business in three reportable operating segments:  Pipeline Operations, Terminalling and Storage, and Other Operations.  See Note 13 to the Partnership's consolidated financial statements for a more detailed discussion.

Buckeye GP LLC (“Buckeye GP”) is the general partner of the Partnership and controls the Partnership.  At September 30, 2007, Buckeye GP owned an approximate 0.6% general partner interest in the Partnership.  Buckeye GP also owns 100% of and controls MainLine GP, Inc. which, together with Buckeye GP, owns 100% of and controls MainLine L.P. (the “Operating Subsidiary GP”).  The Operating Subsidiary GP is the general partner of and owns a 1% interest in each of Buckeye Pipe Line, Laurel and Everglades and is the general partner of and owns an approximate 0.5% interest in BPH.

Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is owned by BGH GP Holdings, LLC (“BGH GP”), certain members of the Partnership’s senior management and the public. The controlling interest in BGH was sold effective June 25, 2007.  See Significant Events for further information.  BGH has no operating assets other than its general partner ownership interest in Buckeye and certain of Buckeye’s Operating Subsidiaries. BGH is separately traded on the New York Stock Exchange (NYSE: BGH).

Buckeye GP historically has received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of the Partnership.  As part of a reorganization of Buckeye GP and the Operating Subsidiary GP, the Incentive Compensation Agreement and Buckeye’s Agreement of Limited Partnership were amended to recharacterize the incentive payments received by Buckeye GP as distribution payments rather than compensation payments.  These amendments were effective for Partnership distributions declared after August 9, 2006.  The recording of incentive payments as distributions rather than an expense resulted in an increase in reported net income of $7.6 million and $21.7 million for the three and nine months ended September 30, 2007, respectively, compared to net income that would have been reported had these agreements not been amended.

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

Significant Events

On April 3, 2007, Carlyle/Riverstone BPL Holdings II, L.P. (“Carlyle/Riverstone”), certain members of senior management of Buckeye GP and other limited partners (collectively, the “Sellers”) entered into a Purchase Agreement (the “Purchase Agreement”) with BGH GP.  BGH GP is a limited liability company owned by affiliates of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings Inc (“Lehman Brothers”).  The Purchase Agreement provided for the sale by the Sellers to the BGH GP of their 61.9% limited partner interest in BGH and Carlyle/Riverstone’s ownership interest in MainLine Management LLC (“MainLine Management”), which is the general partner of BGH.

On June 25, 2007 the Purchase Agreement was amended to provide that the members of management who were parties to the Purchase Agreement would retain a portion of their limited partner interest in BGH. Also on June 25, 2007, the sale transaction closed.  Total consideration paid was $411.6 million.  The transaction constituted a change of control of BGH and, indirectly, Buckeye.

On July 24, 2007, the Partnership announced that it had entered into a definitive agreement to acquire the membership interests in Lodi Gas, L.L.C. ("Lodi Gas") from an affiliate of ArcLight (the “Lodi Acquisition”).  Lodi Gas owns and operates a natural gas storage facility near Lodi, California and an expansion facility, known as Kirby Hills, located approximately 45 miles west of the Lodi facility.  The combined Lodi and Kirby Hills facilities provide approximately 22 billion cubic feet (“Bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.  Lodi Gas also has an application pending with the California Public Utilities Commission (the “CPUC”) to permit an expansion of the Kirby Hills facility, which will provide an estimated additional 12 Bcf of working gas capacity following estimated capital expenditures in 2008 of approximately $40.0 million.

The purchase price for Lodi Gas is approximately $440.0 million, of which approximately $428.0 million will be paid at closing and approximately $12.0 million will be paid upon approval of the Kirby Hills facility expansion by the CPUC.  The transaction is subject to customary closing conditions including approval of the Partnership’s purchase by the CPUC.  The Partnership anticipates closing the transaction in the fourth quarter of 2007 or the first quarter of 2008.

Effective as of October 25, 2007, the Board of Directors of Buckeye GP elected Mr. Stephen C. Muther as President of Buckeye GP, in place of Mr. Forrest E. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of Buckeye GP.  Mr. Muther was also elected by the Board of Directors of MainLine Management to serve as President of MainLine Management, in place of Mr. Wylie, who will remain Chairman of the Board of Directors and Chief Executive Officer of MainLine Management.

Results of Operations

        Summary operating results for the Partnership were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per unit amounts)
Revenue	$125,653	$116,519	$375,548	$333,759
Costs and expenses	78,122	70,473	231,487	204,168

Operating income	47,531	46,046	144,061	129,591
Other income (expenses)	(11,151)	(18,749)	(35,402)	(55,150)

Net income	$36,380	$27,297	$108,659	$74,441

Allocation of net income:
Net income allocated to General Partner	$6,116	$168	$18,734	$461
Net income allocated to Limited Partners	$30,264	$27,129	$89,925	$73,980

Earnings per limited partner unit-basic	$0.71	$0.69	$2.18	$1.89
Earnings per limited partner unit-diluted	$0.71	$0.69	$2.18	$1.89

Weighted average number of limited partner units outstanding:
Basic	42,676	39,432	41,286	39,071
Diluted	42,719	39,456	41,333	39,096

EBITDA and Adjusted EBITDA

The following table summarizes EBITDA and adjusted EBITDA for the Partnership for the three and nine months ended September 30, 2007 and 2006, respectively.  EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”) is defined by the Partnership as income before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization.  Adjusted EBITDA, also a non-GAAP measure, is defined as EBITDA plus the General Partner incentive compensation expense.   EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

Since EBITDA and Adjusted EBITDA exclude some items that affect net income, and these items may vary among other companies, the EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies.  The Partnership has provided Adjusted EBITDA in addition to EBITDA because, in the fourth quarter of 2006, the Partnership began reporting incentive payments to Buckeye GP as distributions, rather than incentive compensation expense, as reported in periods prior to the fourth quarter of 2006.  See Note 1 to the Partnership’s condensed consolidated financial statements for a further discussion of this change.  Accordingly, unlike the first nine months of 2006, General Partner incentive compensation expense was not recorded in the first nine months of 2007. Effective in the fourth quarter of 2006, General Partner incentive payments became a distribution from partners’ capital.  The Partnership’s management uses EBITDA and Adjusted EBITDA as performance measures to assist in the analysis and assessment of the Partnership’s operations, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities.

The Partnership believes that investors benefit from having access to the same financial measures used by the Partnership’s management.

EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income per GAAP	$36,380	$27,297	$108,659	$74,441
Interest and debt expense	12,391	13,319	38,651	38,679
Income tax expense	277	168	715	322
Depreciation and amortization	11,520	11,419	33,425	32,758
EBITDA	60,568	52,203	181,450	146,200

General Partner incentive compensation	—	6,381	—	18,277
Adjusted EBITDA	$60,568	$58,584	$181,450	$164,477

Revenues and operating income by operating segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$92,067	$91,188	$278,244	$259,592
Terminalling and Storage	24,843	18,661	72,379	55,271
Other Operations	8,743	6,670	24,925	18,896
Total	$125,653	$116,519	$375,548	$333,759

Operating income:
Pipeline Operations	$36,122	$39,286	$109,077	$106,380
Terminalling and Storage	9,324	4,691	28,243	18,088
Other Operations	2,085	2,069	6,741	5,123
Total	$47,531	$46,046	$144,061	$129,591

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$55,945	$51,902	$169,167	$153,212
Terminalling and Storage	15,519	13,970	44,137	37,183
Other Operations	6,658	4,601	18,183	13,773
Total	$78,122	$70,473	$231,487	$204,168

Depreciation and amortization:
Pipeline Operations	$9,630	$9,462	$28,035	$27,767
Terminalling and Storage	1,455	1,528	4,193	3,774
Other Operations	435	429	1,197	1,217
Total	$11,520	$11,419	$33,425	$32,758

Third Quarter of 2007 compared to Third Quarter of 2006

        Total revenues for the quarter ended September 30, 2007 were $125.7 million, $9.2 million or 7.9% greater than revenue of $116.5 million for the same period in 2006. This improvement in revenue in the third quarter of 2007 resulted primarily from increased revenues in the Terminalling and Storage segment as discussed below.

Pipeline Operations:

        Revenue from Pipeline Operations was $92.1 million in the third quarter of 2007 compared to $91.2 million in the third quarter of 2006. The revenue increase in Pipeline Operations revenue in the third quarter of 2007 of $0.9 million or 1.0% was primarily the result of:

•                  An approximate $3.3 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2007 and a market-based tariff increase of approximately 4.5% implemented on May 1, 2007.  Product volumes (as shown below) declined by 2.2% in the third quarter of 2007 as compared to the third quarter of 2006;

•                  An approximate $1.7 million reduction in revenue representing the settlement of overages and shortages on product deliveries; and

•                  An approximate $0.7 million reduction in construction management revenue due to the reduced activity associated with a construction contract performed by WesPac Pipelines — Memphis LLC (“WesPac Memphis”) for a third party.

The Partnership has experienced shortages on its pipeline product deliveries during 2007 and the latter part of 2006 in excess of historical variances.  Partnership personnel are actively investigating measurement equipment issues that may be the cause of the increased shortages.

Product deliveries for the third quarter ended September 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
Product	2007	2006
Gasoline	730,100	742,700
Distillate	274,000	295,700
Jet Fuel	376,100	361,500
LPG’s	18,600	27,200
NGL’s	21,100	21,300
Other	5,700	8,700
Total	1,425,600	1,457,100

In the third quarter of 2007, certain of the Partnership’s Operating Subsidiaries filed pipeline tariffs reflecting increased rates on average of approximately 4.5%.  Tariff rate increases were not filed in connection with certain of the Partnership’s pipelines regulated by state regulatory agencies which represent approximately 8% of the Partnership’s pipeline volumes.  These tariff rate increases are expected to generate approximately $14.7 million in additional revenue on an annual basis.

Terminalling and Storage:

        Revenue from the Terminalling and Storage segment was $24.8 million in the third quarter of 2007 compared to $18.7 million in the third quarter of 2006. The revenue increase in the third quarter of 2007 compared to the third quarter of 2006 of $6.1 million or 32.6% was primarily the result of:

•                  An approximate $4.8 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the third quarter of 2007 compared to the third quarter of 2006; and

•                  Incremental revenue of $1.6 million due to the acquisition of six terminals in 2007, as more fully described in Note 4 to the accompanying condensed consolidated financial statements.

Average daily throughput for the refined products terminals for the quarters ended September 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
	2007	2006

Refined products throughput (bpd)	575,100	498,900

Other Operations:

        Revenue from the Other Operations segment was $8.7 million in the third quarter of 2007 compared to $6.7 million in the third quarter of 2006. The revenue increase in the third quarter of 2007 of $2.0 million or 29.9% was primarily the result of:

•                  An increase of $1.3 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006; and

•                  An increase of $0.8 million in construction management revenue related to the additional contracts noted above.

Operating Expenses:

Costs and expenses for the three months ended September 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$22,419	$18,292
Depreciation and amortization	11,520	11,419
Operating power	7,744	7,605
Outside services	10,645	10,467
Property and other taxes	5,322	5,128
Construction management	1,609	1,909
All other	18,863	15,653
Total	$78,122	$70,473

Payroll and payroll benefits were $22.4 million in the third quarter of 2007, an increase of $4.1 million compared to the third quarter of 2006.  In the third quarter of 2006, the Partnership experienced a decrease in payroll benefit expense of approximately $1.7 million as a result of a reduction of the fair value of the Partnership’s “top-up” liability under a services agreement with Buckeye Pipe Line Services Company (“Services Company”), which required the Partnership to make cash payments to Services Company in amounts sufficient for Services Company’s Employee Stock Ownership Plan to make payments due under a Note Agreement.  The decrease in payroll and payroll benefit related to the “top-up” liability was not repeated in the third quarter of 2007.  In addition, increases in salaries and wages of $1.5 million in the third quarter of 2007 resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  In the third quarter of 2007, the Partnership experienced also an increase of $1.0 million in employee incentive compensation expense. In the third quarter of 2006, the Partnership reversed $0.9 million of employee incentive compensation expense.  Payroll benefits increased by $0.4 million due to higher medical costs, increases in wages and increased employee headcount, of which approximately $0.3 million is related to recent acquisitions.  This increase was offset by a decrease of $0.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $11.5 million in the third quarter of 2007, which was consistent with depreciation and amortization expense in the third quarter of 2006.

Operating power costs were $7.7 million in the three months ended September 30, 2007, which was consistent with operating power costs in the three months ended September 30, 2006.  The Partnership experienced an increase in power rates and power supply additive expense, which was offset by a decrease in operating power usage due to a decrease in pipeline volumes in the third quarter of 2007.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs were $10.6 million in the third quarter of 2007, which is consistent with outside services costs in the third quarter of 2006.  The level of maintenance activity in the third quarter of 2007 was similar to the level of activity in the third quarter of 2006. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Property and other taxes were $5.3 million in the third quarter of 2007, an increase of $0.2 million compared to the third quarter of 2006.  Property and other taxes related to recent acquisitions resulted in an increase of $0.1 million.  The remaining increase was caused primarily by higher real property tax assessments in several states.

Construction management costs were $1.6 million in the third quarter of 2007, which is consistent with construction activity in the third quarter of 2006.

All other costs were $18.9 million in the three months ended September 30, 2007, an increase of $3.2 million compared to $15.7 million in the same period in 2006.  Insurance costs increased by $1.0 million over the third quarter of 2006, which is primarily due to an increase in insurance premiums.  Supply expenses increased by $0.5 million which is primarily a result of an increase of terminal additives used in terminal activity.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the three months ended September 30, 2007 and 2006 was as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment and equity income	$2,560	$2,040
Interest and debt expense	(12,391)	(13,319)
General Partner incentive compensation	—	(6,381)
Minority interests and other	(1,320)	(1,089)
Total	$(11,151)	$(18,749)

Investment and equity income was $2.6 million for the three months ended September 30, 2007 which is an increase of $0.6 million from the three months ended September 30, 2006.  The increase is primarily due to an increase in equity income earned from the Partnership’s approximate 40% interest in Muskegon Pipeline LLC (“Muskegon”) and 20% interest in West Texas LPG Pipeline Limited Partnership (“WTP”).

Interest and debt expense was $12.4 million in the three months ended September 30, 2007, which is a decrease of $0.9 million from the three months ended September 30, 2006.  The decrease is due to a decrease in amounts outstanding under the Partnership’s revolving credit facility during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

General Partner incentive compensation was recorded as an expense of $6.4 million in the third quarter of 2006.  As discussed above, the Partnership’s Incentive Compensation Agreement and Limited Partnership Agreement were amended in August 2006 to change the incentive payments to distributions rather than compensation payments.  As a result, the Partnership did not record General Partner incentive compensation expense in the third quarter of 2007.

Nine Months of 2007 compared to Nine Months of 2006

Total revenue for the nine months ended September 30, 2007 was $375.5 million, $41.7 million or 12.5% greater than revenue of $333.8 million for the same period in 2006. This improvement was driven by increased revenues in all segments as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $278.2 million for the nine months ended September 30, 2007 compared to $259.6 million for the nine months ended September 30, 2006. The revenue increase in Pipeline Operations revenue in the first nine months of 2007 of $18.6 million or 7.2% was primarily the result of:

•                  An approximate $17.0 million increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 6.1% implemented on July 1, 2007 and a market-based tariff increase of 4.5% implemented on May 1, 2007;

•                  Incremental revenue of $1.8 million in 2007 compared to 2006 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac Memphis in April 2006;

•                  Recognition and collection of $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer;

•                  An approximate $1.4 million increase in construction management revenue due to a construction contract performed by WesPac Memphis to construct a pipeline connection for a third party;

•                  Incremental revenue of $1.2 million in the first nine months of 2007 related to nine months of revenue from Buckeye NGL in 2007 as compared to eight months of revenue in 2006 as Buckeye NGL was acquired by the Partnership on January 31, 2006; and

•                  An approximate $4.7 million reduction in revenue representing the settlement of overages and shortages on product deliveries.

The Partnership has experienced shortages on its pipeline product deliveries during 2007 and the latter part of 2006 in excess of historical variances.  Partnership personnel are actively investigating measurement equipment issues that may be the cause of the increased shortages.

Product deliveries for the nine months ended September 30, 2007 and 2006 were as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
Product	2007	2006
Gasoline	720,200	722,900
Distillate	309,700	314,600
Jet Fuel	364,000	351,200
LPG’s	20,300	24,900
NGL’s	20,200	19,000
Other	6,800	9,900
Total	1,441,200	1,442,500

Terminalling and Storage:

Revenue from Terminalling and Storage was $72.4 million for the nine months ended September 30, 2007 compared to $55.3 million for the nine months ended September 30, 2006.  The net increase in Terminalling and Storage revenue in the first nine months of 2007 of $17.1 million or 30.9% was primarily the result of:

•                  An approximate $9.9 million increase in base revenue primarily related to increases in throughput volumes and charges for product additives in the first nine months of 2007 compared to the first nine months of 2006;

•                  Additional revenue of $4.1 million in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the acquisition of six terminals in 2007, as more fully described in Note 4 to the accompanying condensed consolidated financial statements; and

•                  Additional revenue of $1.5 million in the first nine months of 2007 compared to the first nine months of 2006 due to the commencement of certain butane blending agreements in the latter part of 2006.

Average daily throughput for the refined products terminals for the nine months ended September 30, 2007 and 2006 was as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
	2007	2006

Refined products throughput (bpd)	565,100	490,800

Other Operations:

Revenue from Other Operations was $24.9 million in the first nine months of 2007 compared to $18.9 million in the first nine months of 2006. The increase in Other Operations revenue in the first nine months of 2007 of $6.0 million or 31.7% was primarily the result of:

•                  An increase of $3.5 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

•                  An increase of $1.9 million in construction management revenue primarily related to  the additional contracts noted above; and

•                  An increase of $0.4 million in incidental revenue due to the sale of miscellaneous equipment in the second quarter of 2007.

Operating Expenses:

Costs and expenses for the nine months ended September 30, 2007 and 2006 were as follows:

	Costs and Expenses
	2007	2006
	(In thousands)
Payroll and payroll benefit	$65,468	$57,759
Depreciation and amortization	33,425	32,758
Operating power	23,157	21,742
Outside services	27,318	23,631
Property and other taxes	16,640	14,207
Construction management	6,313	3,895
All other	59,166	50,176
Total	$231,487	$204,168

Payroll and payroll benefits were $65.5 million in the first nine months of 2007, an increase of $7.7 million compared to the first nine months of 2006.  Increases in salaries and wages of $4.8 million resulted from an increase in the number of employees and overtime pay due to the Partnership’s expanded operations and higher wage rates.  During the nine months ended September 30, 2006, the Partnership experienced a decrease in payroll benefit expense of approximately $1.7 million as a result of a reduction of the fair value of the Partnership’s “top-up” liability under a services agreement with Services Company, which required the Partnership to make cash payments to Services Company in amounts sufficient for Services Company’s Employee Stock Ownership Plan to make payments due under a Note Agreement. This increase in payroll and payroll benefit expense was offset by another reduction of the fair value of the Partnership’s “top-up” liability of $0.5 million in the first quarter of 2007.  Payroll benefits increased by $1.3 million due to higher medical costs, increases in wages and increased employee headcount.  Payroll and payroll benefits also increased due to a decrease in capitalized payroll of $1.2 million.  In 2007, the Partnership experienced an increase of $1.0 million in employee incentive compensation expense.  In the third quarter of 2006, the Partnership reversed $0.9 million in employee incentive compensation expense.  Approximately $0.8 million of payroll and payroll benefit expense is related to recent acquisitions.  This increase was offset by a decrease of $2.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company’s postretirement health care and life insurance benefits plan.

Depreciation and amortization expense was $33.4 million for the first nine months ended September 30, 2007, an increase of $0.7 million from the nine months ended September 30, 2006, which is primarily due to recent acquisitions and first quarter 2007 depreciation expense related to the commissioning of the terminal and pipeline at the Memphis International Airport by WesPac Memphis in April 2006.

Operating power costs of $23.2 million in the first nine months of 2007 were $1.4 million higher than the same period in 2006. Recent acquisitions and first quarter operations at WesPac Memphis caused $0.2 million of the increase.  The remainder of the increase is primarily due to power rate increases and higher power supply additive expense offset by a slight reduction in pipeline volumes.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Outside services costs were $27.3 million in the first nine months of 2007, or $3.7 million greater than the same period in 2006.  Approximately $0.3 million of the increase is related to maintenance on natural gas engines that were purchased in 2006 and $0.3 million is related to an increase in activity on an operations and maintenance contract.  Approximately $0.3 million of the increase is related to corporate development initiatives.  The remainder of the increase is due to additional pipeline and tank inspections and maintenance work that occurred during the first nine months of 2007.

Property and other taxes increased by $2.4 million from $14.2 million in the first nine months of 2007 to $16.6 million for the same period in 2006.  Approximately $0.4 million of the increase is related to recent acquisitions.  The remainder of the increase is due to higher real property assessments over the same period in 2006.

Construction management costs were $6.3 million in the first nine months of 2007, which is an increase of $2.4 million from the same period in 2006. The increase is primarily due to a construction contract entered into by WesPac Memphis to construct a pipeline connection for a third party.

All other costs were $59.2 million, an increase of $9.0 million in the first nine months of 2007 compared to the first nine months of 2006.   Insurance expense increased by $2.6 million over the comparable period of 2006 due to an increase in insurance premiums.  Supply expenses increased by $2.8 million which is primarily due to an increase in terminal additives and expenses for technical services.  Other costs related to recent acquisitions were $1.1 million.  The increase reflects $0.6 million of costs associated with fuel purchases by WesPac Pipelines — Reno LLC related to a product-supply arrangement.  These increases were offset by a decrease in casualty losses of $0.6 million. The remainder of the increases related to various other pipeline operating costs resulting from Buckeye’s expanded operations.

Other income (expense) for the nine month periods ended September 30, 2007 and 2006 was as follows:

	Other Income (Expenses)
	2007	2006
	(In thousands)
Investment and equity income	$7,196	$5,236
Interest and debt expense	(38,651)	(38,679)
General Partner incentive compensation	—	(18,277)
Minority interests and other	(3,947)	(3,430)
Total	$(35,402)	$(55,150)

Investment and equity income for the nine months ended September 30, 2007 was $7.2 million, which is an increase of $2.0 million from the comparable period in 2006.  The increase is primarily due to an increase in equity income earned from the Partnership’s approximate 40% interest in Muskegon and 20% interest in WTP.

Interest and debt expense was $38.7 million in the nine months ended September 30, 2007, which is consistent with the Partnership’s interest and debt expense for the nine months ended September 30, 2006.

General Partner incentive compensation was recorded as an expense of $18.3 million in the first nine months of 2006.  As discussed above, the Partnership’s Incentive Compensation Agreement and Limited Partnership Agreement were amended in August 2006 to change the incentive payments to distributions rather than compensation payments.  As a result, the Partnership did not record General Partner incentive compensation expense in the first nine months of 2007.

Minority interests and other for the nine months ended September 30, 2007 was $3.9 million, which is an increase of $0.5 million compared to the same period in 2006.  The increase is primarily due to an increase of net income at WesPac Memphis.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership’s financial condition at September 30, 2007 and December 31, 2006 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	September 30, 2007	December 31, 2006

Current ratio (1)	1.7 to 1	1.4 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	1.0 to 1	0.8 to 1

Working capital- (in thousands) (2)	$53,223	$39,878
Ratio of total debt to total capital (3)	0.47 to 1	0.55 to 1
Book value (per unit) (4)	$22.74	$20.40

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

At September 30, 2007, the Partnership had an aggregate amount of $880.0 million of long-term debt, which consisted of $300 million of the Partnership’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of the Partnership’s 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of the Partnership’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of the Partnership’s 5.125% Notes due 2017 (the “5.125% Notes”) and $30.0 million outstanding under the Partnership’s revolving credit facility.

The fair value of the Partnership’s debt was estimated to be $854.3 million as of September 30, 2007 and $964.0 million at December 31, 2006.  The values at September 30, 2007 and December 31, 2006 were based on approximate market value on the respective dates.

On November 13, 2006, the Partnership entered into a $400.0 million, 5-year revolving credit facility (the “Credit Facility”) with a syndicate of lenders.  On August 24, 2007, the Partnership and the lenders amended the Credit Facility. The most significant amendments to the Credit Facility were as follows:

•                  The principal amount of the facility was increased from $400.0 million to $600.0 million, and an expansion feature was added to enable the Partnership to, subject to certain conditions and upon the further approval of each lender, increase the Credit Facility to $800.0 million;

•                  The termination date of the Credit Facility was extended to August 24, 2012, which date may be extended by the Partnership for two additional one year periods, subject to certain conditions and the approval of certain lenders as set forth in the Credit Facility;

•                  The funded debt ratio covenant was increased to 5.0 to 1.0 (as more fully described below);

•                  The requirement of a guarantee by Laurel of outstanding indebtedness under the Credit Facility was eliminated;

•                  Certain subsidiaries designated by the Partnership as restricted subsidiaries were no longer required to guarantee the indebtedness outstanding under the Credit Facility; and

•                  In connection with the anticipated closing of the Lodi Acquisition (see Note 15), certain secured indebtedness incurred by Lodi Gas and its subsidiaries will be permitted to remain outstanding for 15 business days following the closing of the Lodi Acquisition.

Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) LIBOR plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and on ratings assigned by Standard & Poor’s and Moody’s Investor Services for the Partnership’s senior unsecured non-credit enhanced long-term debt. The Partnership also had committed $1.6 million and $2.1 million of the Credit Facility to support outstanding letters of credit at September 30, 2007 and December 31, 2006, respectively. The weighted average interest rate on amounts outstanding under the Credit Facility at September 30, 2007 was 5.4%.

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

The Credit Facility requires that the Partnership and certain of its subsidiaries maintain a maximum “Funded Debt Ratio” which is calculated using “EBITDA,” which is defined in the Credit Facility for periods prior to the fourth quarter of 2006 as consolidated net income before interest, taxes, depreciation, depletion, amortization and incentive compensation payments to Buckeye GP, and for periods commencing after October 1, 2006 as consolidated net income before interest, taxes, depreciation, depletion and amortization.

The Partnership’s Funded Debt Ratio equals the ratio of total consolidated funded debt of the Partnership and certain of its subsidiaries to consolidated EBITDA measured for the preceding twelve months.  As of the last day of any fiscal quarter, the Funded Debt Ratio may not exceed 5.00 to 1.00, subject to a provision for increases to 5.50 to 1.00 in connection with certain future acquisitions. At September 30, 2007, the Partnership’s Funded Debt Ratio was 3.62 to 1.00.

In addition, the Credit Facility provides for a “change of control” event of default that is triggered if (i) BGH GP ceases to own and control 100% of MainLine Management, (ii) (A) Arclight, Kelso, Lehman Brothers and each of their respective affiliates, individually or collectively, cease to own and control at least 35% of the outstanding equity interests of BGH GP and (B) any person, entity or group owns and controls a larger percentage of the outstanding equity interests of BGH GP than is collectively owned by Arclight, Kelso, Lehman Brothers, and their affiliates,  (iii) BGH ceases to own 100% of Buckeye GP or (iv) Buckeye GP ceases to be the sole general partner of Buckeye.

At September 30, 2007, the Partnership was in compliance with all of the covenants under the Credit Facility.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand for the three months ended September 30, 2007 and 2006, respectively, and $176 thousand for the nine months ended September 30, 2007 and 2006.

In August 2007, the Partnership entered into a forward-starting interest rate swap agreement with a financial institution for a $75.0 million notional amount in order to hedge the variability of future interest rates associated with a portion of an anticipated issuance of debt to finance a portion of the Lodi Acquisition (see Note 15 to the Partnership's condensed consolidated financial statements).  The debt is expected to be issued on or before March 31, 2008. Under the interest rate swap agreement, the Partnership will receive a payment if the interest rate on the notional amount exceeds 5.594% and will make a payment if the interest rate on the notional amount of is below 5.594%.  At September 30, 2007, the Partnership determined the interest rate swap agreement to be an effective cash flow hedge and recorded the change in the fair value of the agreement of $2.1 million.  Similarly, on October 23, 2007, the Partnership entered into another forward-starting interest rate swap agreement with the same financial institution for a notional amount of $50.0 million and an interest rate of 5.115%. Other than the notional amount and the interest rate, the more recent agreement has the same terms as the agreement executed in August 2007.  The transaction executed on October 23, 2007 had no impact on the financial statements.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2007 and 2006 are as follows:

	Cash Flow from Operations
	2007	2006
	(In thousands)
Net income	$108,659	$74,441
Depreciation and amortization	33,425	32,758
Minority interests	3,897	3,430
Changes in current assets and current liabilities	(1,357)	(7,406)
Changes in other assets and liabilities	(3,960)	307
Other	(208)	194
Total	$140,456	$103,724

Cash flows from operations were $140.5 million for the first nine months of 2007 compared to $103.7 million for the first nine months of 2006, an increase of $36.8 million. The primary cause of this increase is the improvement in Buckeye’s net income for the period of $34.2 million in 2007 compared to 2006 (which included incentive compensation expense of $18.3 million). This increase was offset by a reduction of other assets and liabilities of $4.0 million and cash used for working capital.  Cash used for working capital was $1.4 million in the first nine months of 2007 as compared to $7.4 million in the first nine months of 2006.

In the first nine months of 2007, cash used for working capital resulted primarily from a reduction in accounts payable of $11.7 million which was offset by reductions in trade and construction and pipeline relocation receivables of $7.1 million and a reduction in prepaid and other current assets of $3.3 million.  The decrease in accounts payable resulted from timing of invoice payments at year end of 2006.  The reduction in trade receivables is due to improvement in the timing of collections. The reduction in prepaid and other current assets is a result of decreases in insurance receivables and prepaid insurance which were partially offset by increases in prepaid taxes and excise tax receivables.

During the nine months ended September 30, 2006, cash used for working capital resulted from increases in trade receivables of $1.8 million, construction and pipeline relocation receivables of $1.2 million, inventories of $0.3 million and prepaid and other current assets of $11.4 million and a decrease in accounts payable of $0.5 million.  These decreases were partially offset by an increase in accrued and other current liabilities of $7.9 million.  The increase in trade receivables is partly due to activity at Buckeye NGL which commenced operations in January 2006.  The increase in construction and pipeline relocations receivables is due to an increase in relocation project activity.  Prepaid and other current assets increased due to an increase in insurance receivables and an increase in a receivable for activity on a 29-mile ammonia pipeline acquired in November 2005.  The decrease in accounts payable resulted from the timing of invoice payments at year end of 2005.  The increase in accrued and other current liabilities is due to activity on the 29-mile ammonia pipeline.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 are as follows:

	Investing Activities
	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Capital expenditures	$(51,712)	$(62,218)
Acquisitions and equity investments	(40,447)	(93,330)
Net expenditures for disposal of property, plant and equipment	(352)	130
Total	$(92,511)	$(155,418)

In the nine months ended September 30, 2007, Buckeye expended $39.6 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in WTP.  See Note 4 to Buckeye’s condensed consolidated financial statements for a further discussion.

In the nine months ended September 30, 2006, the Partnership expended $93.3 million related to acquisitions, including $79.3 million related to Buckeye NGL, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $1.0 million for miscellaneous asset acquisitions.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Sustaining capital expenditures	$(23,983)	$(17,629)
Expansion and cost reduction	(27,729)	(44,589)
Total	$(51,712)	$(62,218)

Buckeye incurred $24.0 million and $17.6 million of sustaining capital expenditures and $27.7 million and $44.6 million of expansion and cost reduction expenditures in the first nine months of 2007 and 2006, respectively. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements by WesPac Memphis. Expansion and cost reduction projects in 2006 include the completion of the base operations of WesPac Memphis, the capacity expansion project in Illinois, and the addition of pipelines, tankage, and equipment to meet handling requirements for ultra-low sulfur diesel.  Other expansion projects that began in the third quarter of 2006 include various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by the Partnership and capacity improvements implemented by WesPac Memphis.

The Partnership estimates sustaining capital expenditures will be approximately $32.0 million and that expansion and cost reduction capital expenditures will be approximately $36.0 million for all of 2007.

Cash Flows from Financing Activities

On August 8, 2007, Buckeye issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit.  Total proceeds from the offering, after underwriter’s discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million, and were used to reduce amounts outstanding under the Partnership’s Credit Facility.

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

During the first nine months of 2007 and 2006, the Partnership borrowed $135.0 million and $147.0 million under its Credit Facility, respectively, and repaid $250.0 million and $65.0 million, respectively.

Distributions to unitholders were $119.8 million in the first nine months of 2007 compared to $88.2 million in the first nine months of 2006.  The distribution amount in 2007 includes the incentive distribution of $21.7 million to Buckeye GP.  In addition, the increase in distributions resulted from additional LP Units outstanding as a result of the Partnership’s issuance of 1.7 million LP Units in March 2007 and the issuance of 1.5 million LP Units in March 2006 as well as an increase in the cash distribution rate to $0.8125 per LP unit in the third quarter of 2007 compared to $0.7625 per LP unit in the third quarter of 2006.

OTHER MATTERS

Accounting Pronouncements

   See Note 14 to the Partnership’s condensed consolidated financial statements for a description of certain new accounting pronouncements.

Forward Looking Statements

        The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission or applicable state regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs, unanticipated capital expenditures and operating expenses to expend, repair or replace our assets; (7) availability and cost of insurance on our assets and operations; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry;  (18) conflicts of interest between us, our general partner, and the owner of our general partner and its affiliates; (19) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (20) the impact of government legislation and regulation on us.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in the Partnership’s Annual Report on Form 10-K for 2006 and in Item 1A of this document, including those described in the “Risk Factors” section of that report.  Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

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

At September 30, 2007, the Partnership had total fixed-rate debt obligations at face value of $850.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes and $150.0 million of the 6.75% Notes.  The fair value of these obligations at September 30, 2007 was approximately $824.3 million.  The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $59.1 million. The Partnership’s variable debt obligation under the Credit Facility at September 30, 2007 was $30.0 million.  Based on the balance outstanding at September 30, 2007, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $0.3 million.

In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million.  In accordance with FASB Statement No. 133 — “Accounting for Derivative Instruments and Hedging Activities”, the Partnership has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $59 thousand for the three months ended September 30, 2007 and 2006, respectively, and $176 thousand for the nine months ended September 30, 2007 and 2006.

In August 2007, the Partnership entered into a forward-starting interest rate swap agreement with a financial institution for a $75.0 million notional amount in order to hedge the variability of future interest rates associated with a portion of an anticipated issuance of debt to finance a portion of the Lodi Acquisition (see Note 15 to the Partnership's condensed consolidated financial statements).  The debt is expected to be issued on or before March 31, 2008. Under the interest rate swap agreement, the Partnership will receive a payment if the interest rate on the notional amount of the debt exceeds 5.594% and will make a payment if the interest rate on the notional amount of the debt is below 5.594%.  At September 30, 2007, the Partnership determined the interest rate swap agreement to be an effective cash flow hedge and recorded the change in the fair value of the agreement of $2.1 million.  Similarly, on October 23, 2007, the Partnership entered into another forward-starting interest rate swap agreement with the same financial institution for a notional amount of $50.0 million and an interest rate of 5.115%. Other than the notional amount and the interest rate, the more recent agreement has the same terms as the agreement executed in August 2007.  The transaction executed on October 23, 2007 had no impact on the financial statements.

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

PART II — OTHER  INFORMATION

Item 1.  Legal Proceedings

In the third quarter of 2006, the Partnership received penalty assessments from the IRS in the aggregate amount of $4.3 million based on a failure to timely file excise tax information returns relating to its terminal operations from January 2005 through February 2006. The Partnership filed the information returns with the IRS on May 10, 2006. In January 2007, the Partnership agreed to pay the IRS approximately $0.6 million to settle and resolve the penalty assessment.  The negotiated penalty assessment was recorded as an expense in the consolidated financial statements in the fourth quarter of 2006.  In September 2007, the Partnership and the IRS entered into a formal agreement settling and resolving the penalty assessment and pursuant to that agreement the Partnership paid the IRS approximately $0.6 million.

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

Item 1A.  Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of Buckeye’s 2006 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factors:

Our pending acquisition of the Lodi natural gas storage facilities may not be consummated. If consummated, we may not realize the expected benefits from the transaction.

The purchase and sale agreement for the Lodi natural gas storage facilities contains conditions that, if not satisfied or waived, could result in the acquisition not occurring. Among other customary closing conditions, consummation of the acquisition is conditioned on the approval of the California Public Utilities Commission for the change in control of the Lodi facilities. Additionally, the purchase and sale agreement provides both parties with the right to terminate the agreement prior to consummation under certain limited circumstances, including the right for us to terminate the agreement if any event occurs that would have a material adverse effect on the assets, business, properties, financial condition or results of operations of Lodi.

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

The tax treatment of publicly traded partnerships or an investment in our limited partnership units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

  The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our limited partnership units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain recent developments, members of Congress are considering substantive changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our tax treatment, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our limited partnership units.

Item 6. Exhibits

(a)     Exhibits

10.1  Second Amendment to Credit Agreement, dated August 24, 2007 among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 28, 2007).

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: October 29, 2007	By:	VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)