Form 10-K
period 2007-12-31
BUCKEYE PARTNERS L P
filed 2008-02-28
CIK 805022

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-9356

Buckeye Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2432497 (IRS Employer Identification number)
Five TEK Park 9999 Hamilton Blvd. Breinigsville, Pennsylvania (Address of principal executive offices)	18031 (Zip Code)
Registrant's telephone number, including area code: (610) 904-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
LP Units representing limited partnership interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         At June 30, 2007, the aggregate market value of the registrant's LP Units held by non-affiliates was $2.0 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

         LP Units outstanding as of February 19, 2008: 45,718,146

PART I

Item 1.    Business

Introduction

        Buckeye Partners, L.P. ("Buckeye" or the "Partnership") is a publicly traded (NYSE symbol: BPL) master limited partnership organized in 1986 under the laws of the State of Delaware. The Partnership is principally engaged in the transportation, terminalling and storage of refined petroleum products for major integrated oil companies, large refined products marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies and performs pipeline construction activities, generally for these same customers. Buckeye GP LLC (the "General Partner"), a Delaware limited liability company, is the general partner of the Partnership. The General Partner is a wholly-owned subsidiary of Buckeye GP Holdings L.P. ("BGH"), a Delaware limited partnership, that is separately traded on the New York Stock Exchange (NYSE symbol: BGH).

        The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. As of December 31, 2007, the Partnership owned and operated approximately 5,400 miles of pipeline, serving 17 states, and operated approximately 2,700 miles of other pipelines under agreements with major oil and chemical companies. The Partnership also owned 51 active refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, Tennessee and Wisconsin.

        The Partnership's pipelines service approximately 100 delivery locations, transporting refined petroleum products, including gasoline, jet fuel, diesel fuel, heating oil, kerosene and natural gas liquids, from major supply sources to terminals and airports located within end-use markets. These pipelines also transport other refined products, such as propane and butane, refinery feedstock and blending components. The Partnership's transportation services are typically provided on a common carrier basis under published tariffs for customers. The Partnership's geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business.

        The Partnership conducts all of its operations through operating subsidiaries, which are referred to as the "Operating Subsidiaries":

  •
  Buckeye Pipe Line Company, L.P. ("Buckeye Pipe Line"), which owns an approximately 2,643-mile refined petroleum products pipeline system serving major population centers in eight states. It is the primary jet fuel transporter to John F. Kennedy International Airport ("JFK Airport"), LaGuardia Airport, Newark Liberty International Airport and certain other airports within its service territory.

  •
  Laurel Pipe Line Company, L.P. ("Laurel"), which owns an approximately 345-mile refined petroleum products pipeline connecting five Philadelphia area refineries to 10 delivery points across Pennsylvania.

  •
  Wood River Pipe Lines LLC ("Wood River"), which owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in Illinois, Indiana, Missouri and Ohio.

  •
  Buckeye Pipe Line Transportation LLC ("BPL Transportation"), which owns a refined petroleum products pipeline system with aggregate mileage of approximately 478 miles located in New Jersey, New York, and Pennsylvania.

  •
  Everglades Pipe Line Company, L.P. ("Everglades"), which owns an approximately 37-mile refined petroleum products pipeline connecting Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. It is the primary jet fuel provider to Miami International Airport.

  •
  Buckeye NGL Pipe Lines LLC ("Buckeye NGL"), which owns an approximately 350-mile natural gas liquids pipeline, acquired in January 2006, extending generally from the Wattenberg, Colorado area to Bushton, Kansas.

  •
  Buckeye Pipe Line Holdings, L.P. ("BPH"), at December 31, 2007 owned (or in certain instances leases from other Operating Subsidiaries) 51 refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels. BPH also owns interests in 574 miles of pipelines in the Midwest, Southwest and West Coast. BPH operates, through its subsidiary Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"), pipelines in the Gulf Coast region for third parties. BPH also holds minority stock interests in two Midwest refined petroleum products pipelines and a natural gas liquids pipeline system.

  •
  Buckeye Gas Storage LLC ("Buckeye Gas"), which, through its subsidiary Lodi Gas Storage, L.L.C. ("Lodi Gas"), owns two natural gas storage facilities near Lodi, California. Lodi Gas was acquired in January 2008.

  •
  Buckeye Energy Holdings LLC ("Buckeye Energy"), which, through its subsidiary Farm & Home Oil Company LLC ("Farm & Home"), owns five refined petroleum product terminals and other distribution assets in northeastern and central Pennsylvania and surrounding areas. Farm & Home was acquired in February 2008.

Business Developments

        Beginning in the fourth quarter of 2004 and continuing into the first quarter of 2008, the Partnership substantially expanded its business operations through equity investments and asset acquisitions of approximately $890.0 million, the most recent of which are set forth below.

2007 Acquisitions

        On January 16, 2007, the Partnership acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million.

        On February 27, 2007, the Partnership acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million.

        On March 15, 2007, the Partnership completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million.

2008 Acquisitions

        Before the date of this filing, Buckeye made the following acquisitions:

        Lodi Transaction.    On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from an affiliate of ArcLight Capital Partners, LLC ("ArcLight"). Lodi Gas owns and operates two natural gas storage facilities near Lodi, California. These facilities provide approximately 22 billion cubic feet ("Bcf") of working gas capacity and are connected to Pacific Gas and Electric's intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

        Pursuant to the terms of the purchase and sales agreement, as amended, cash consideration of approximately $432.0 million was paid at closing. An additional $12.0 million will be paid by the

Partnership to the seller upon receipt of approval from the California Public Utilities Commission for a natural gas storage expansion project known as Kirby Hills Phase II. The Kirby Hills Phase II expansion project will provide up to an incremental 12 Bcf of working gas capacity. The expansion project is expected to require construction expenditures of approximately $44.0 million and to be in service by the end of 2008. Buckeye expects to receive approval for the Kirby Hills Phase II expansion project in the first quarter of 2008.

        Farm & Home Transaction.    On February 8, 2008, Buckeye acquired all of the member interests in Farm & Home for total cash consideration of approximately $145.5 million. Farm & Home is a major regional distributor of refined petroleum products in northeastern and central Pennsylvania and surrounding areas. During the fiscal year ended June 30, 2007, Farm & Home provided over 550 million gallons of refined petroleum products, including gasoline and distillates, to customers through a network of five terminals and other company-owned distribution assets.

        Niles and Ferrysburg, Michigan Terminals.    On February 19, 2008, Buckeye acquired a terminal in Niles, Michigan and a 50% ownership interest in a terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.5 million.

Other Significant Event

        On June 25, 2007, Carlyle/Riverstone BPL Holdings II, L.P. ("Carlyle/Riverstone"), certain members of senior management of the General Partner and other limited partners sold an approximate 62% limited partner interest in BGH, and Carlyle/Riverstone sold its member interest in MainLine Management LLC, which is the general partner of BGH, to BGH GP Holdings, LLC ("BGH GP"), a limited liability company owned by affiliates of ArcLight, Kelso & Company, Lehman Brothers Holdings Inc. and certain members of senior management, for $411.6 million. The transaction constituted a change of control of BGH and, indirectly, the Partnership.

        The following chart depicts the Partnership's and BGH's ownership structure as of December 31, 2007.

Ownership of Buckeye Partners, L.P. and Buckeye GP Holdings L.P.*

*
Ownership percentages in the chart are approximate.

Business Activities

        The following discussion describes the business activities of the Partnership's operating segments for 2007. Detailed information regarding revenues, operating income and total assets of each segment can be found in Note 21, Segment Information, to the Partnership's consolidated financial statements.

Pipeline Operations Segment

        The Partnership owns and operates petroleum products pipelines which receive petroleum products from refineries, connecting pipelines and bulk and marine terminals and transports those products to other locations. In 2007, the Pipeline Operations segment accounted for approximately 73.0% of the Partnership's consolidated revenues.

        The Partnership transported an average of approximately 1,447,400 barrels of petroleum products per day in 2007. The following table shows the volume and percentage of refined petroleum products transported over the last three years:

	Volume and Percentage of Petroleum Products Transported(1) (Volume in thousands of barrels per day) Year Ended December 31,
	2007		2006		2005
	Volume	Percent	Volume	Percent	Volume	Percent
Gasoline	717.9	49.6%	722.3	49.8%	721.2	52.1%
Jet fuel	362.7	25.1	351.3	24.2	319.6	23.1
Middle distillates(2)	320.1	22.1	324.2	22.4	323.6	23.4
Natural gas liquids	20.4	1.4	19.8	1.4	0.0	0.0
Other products	26.3	1.8	32.7	2.2	21.0	1.4

Total	1,447.4	100.0%	1,450.3	100.0%	1,385.4	100.0%

(1)
Excludes local product transfers.

(2)
Includes diesel fuel, heating oil, kerosene and other middle distillates.

        The Partnership provides pipeline transportation service in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

  Pennsylvania—New York—New Jersey

        Buckeye Pipe Line serves major population centers in Pennsylvania, New York and New Jersey through approximately 928 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania. From Macungie, the pipeline continues west through a connection with the Laurel pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York). Buckeye leases capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark Liberty International Airport and through two additional lines to JFK Airport and LaGuardia Airport and to commercial refined petroleum products terminals at Long Island City and Inwood, New York. These pipelines supply JFK Airport, LaGuardia Airport and Newark Liberty International Airport with substantially all of each airport's jet fuel requirements.

        BPL Transportation's pipeline system delivers refined petroleum products from the Valero refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania, and New York. A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania. From Malvern, a pipeline segment delivers refined products to locations in upstate New York, while another segment delivers products to central Pennsylvania. Two shorter pipeline segments connect the Valero refinery to the Colonial pipeline system and the Philadelphia International Airport, respectively.

        The Laurel pipeline system transports refined petroleum products through a 345-mile pipeline extending westward from five refineries and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania.

  Illinois—Indiana—Michigan—Missouri—Ohio

        Buckeye Pipe Line and NORCO Pipe Line Company, LLC ("Norco"), a subsidiary of BPH, transport refined petroleum products through 2,025 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan. Refined petroleum products are received at a refinery and other pipeline connection points near Toledo, Lima, Detroit and East Chicago, Indiana. Major market areas served include Peoria, Illinois; Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima and Toledo, Ohio; and Pittsburgh, Pennsylvania.

        Wood River owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in the midwestern United States. Refined petroleum products are received at the ConocoPhillips Wood River refinery in Illinois and transported to the Chicago area, to a terminal in the St. Louis, Missouri area and to the Lambert-St. Louis Airport, to receiving points across Illinois and Indiana and to Buckeye Pipe Line's pipeline in Lima, Ohio. At the Partnership's tank farm located in Hartford, Illinois, one of Wood River's pipelines also receives refined petroleum products from the Explorer pipeline, which are transported to the Partnership's 1.3 million barrel terminal located on the Ohio River in Mt. Vernon, Indiana. Wood River also owns an approximately 26-mile pipeline that extends from Marathon Pipe Line LLC's ("Marathon") Wood River Station in southern Illinois to a third party terminal in the East St. Louis, Missouri area.

  Colorado—Kansas

        Buckeye NGL transports natural gas liquids via an approximately 350-mile pipeline, acquired in January 2006 that extends generally from the Wattenberg, Colorado area to Bushton, Kansas.

  Other Refined Products Pipelines

        Buckeye Pipe Line serves Connecticut and Massachusetts through an approximately 112-mile pipeline that carries refined petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.

        Everglades transports primarily jet fuel on an approximately 37-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

        WesPac Pipelines—Reno LLC ("WesPac Reno") owns an approximately 3.0-mile pipeline serving the Reno/Tahoe International Airport. WesPac Pipelines—San Diego LLC ("WesPac San Diego") owns an approximately 4.3-mile pipeline serving the San Diego International Airport. WesPac Pipelines—Memphis LLC ("WesPac Memphis") owns and operates an approximately 11-mile pipeline and a related terminal facility that primarily serves Federal Express Corporation at the Memphis International Airport. Each of WesPac Reno, WesPac San Diego and WesPac Memphis was originally a joint venture between BPH and Kealine Partners LLC. Since May 2005, BPH has owned 100% of WesPac Reno. BPH has a 75% ownership interest in WesPac Memphis and a 50% ownership interest in WesPac San Diego. Kealine Partners LLC owns the remaining interest in these two joint ventures. As of December 31, 2007, the Partnership had provided $53.2 million in intercompany financing to WesPac Memphis and WesPac San Diego.

  Equity Investments

        BPH owns a 24.99% equity interest in West Shore Pipe Line Company ("West Shore"). West Shore owns a pipeline system that originates in the Chicago, Illinois area and extends north to Green

Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are major oil companies. The pipeline is operated under contract by Citgo Pipeline Company. However, Buckeye is expected to begin to operate this pipeline under contract with West Shore no later than January 2009.

        BPH also owns a 20% equity interest in West Texas LPG Pipeline Limited Partnership ("WTP"). WTP owns a pipeline system that delivers natural gas liquids to Mont Belvieu, Texas for fractionation. The natural gas liquids are delivered to the WTP pipeline system from the Rocky Mountain region via connecting pipelines and from gathering fields located in west and central Texas. The majority owner and the operator of WTP are affiliates of ChevronTexaco, Inc.

        BPH also owns a 40% equity interest in Muskegon Pipeline LLC ("Muskegon"). The majority owner of Muskegon is Marathon. Muskegon owns an approximately 170-mile pipeline that delivers petroleum products from Griffith, Indiana to Muskegon, Michigan. The pipeline is operated by Marathon.

Terminalling and Storage Segment

        At December 31, 2007, through BPH and its subsidiary, Buckeye Terminals, LLC ("Buckeye Terminals"), the Partnership's Terminalling and Storage segment owned 50 terminals located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, and Wisconsin that provided bulk storage and throughput services and had the capacity to store an aggregate of approximately 19.6 million barrels of refined petroleum products. In 2007, the Terminalling and Storage segment accounted for approximately 20.0% of the Partnership's consolidated revenue.

        The Partnership's refined petroleum products terminals receive products from pipelines (and, in certain cases, barges and railroads) and distribute them to third parties, who in turn deliver them to end-users and retail outlets. The Partnership's refined petroleum products terminals play a key role in moving refined products to the end-user market by providing storage and inventory management, distribution, blending to achieve specified grades of gasoline, and other ancillary services that include the injection of ethanol and other additives. Typically, the Partnership's terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day.

        The Partnership's refined petroleum products terminals derive most of their revenues from terminalling fees paid by customers. A fee is charged for receiving refined petroleum products into the terminal and delivering them to trucks, barges, or pipelines. In addition to terminalling fees, the Partnership's revenues are generated by charging customers fees for blending and injecting additives, and, in certain instances, leasing terminal capacity to customers on either a short-term or long-term basis. The terminals also derive revenue from recovering and selling vapors emitted during truck loading. Of the Partnership's 50 refined petroleum products terminals, 34 are connected to the Partnership's pipelines and 16 are not.

        The table below sets forth the total average daily throughput for the refined petroleum products terminals in each of the years presented:

	Average Barrels Per Day Year Ended December 31,
	2007	2006	2005
Refined products throughput (barrels per day)	569,800	494,300	419,200

        The following table outlines the number of terminals and storage capacity in barrels by state as of December 31, 2007:

State	Number of Terminals*	Storage Capacity
		(In thousands of barrels)
Illinois	6	3,068
Indiana	8	5,355
Massachusetts	1	106
Michigan	8	3,055
Missouri	2	345
New York	10	2,492
Ohio	8	3,359
Pennsylvania	4	1,131
Wisconsin	3	734

Total	50	19,645

    *
    The Partnership has one terminal in Tennessee with storage capacity of 300,000 of barrels, which is included in the Pipelines Segment for reporting purposes.

Other Operations Segment

        The business of the Partnership's Other Operations segment consists primarily of pipeline operation and maintenance services and pipeline construction services for third parties pursuant to contractual arrangements conducted by BGC. BGC is a contract operator of pipelines owned in Louisiana, Ohio, and Texas by major petrochemical companies. At December 31, 2007, BGC had 14 operations and maintenance contracts in place to operate and maintain approximately 2,700 miles of pipeline. In addition, BGC owns an approximate 23-mile pipeline located in Texas and leases a portion of the pipeline to a third-party chemical company. Subsidiaries of BGC also own an approximate 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas. BGC also owns and operates an ammonia pipeline located in Texas. In addition, BGC provides engineering and construction management services to major chemical companies in the Gulf Coast area. In 2007, the Other Operations segment accounted for approximately 7.0% of the Partnership's consolidated revenue.

Competition and Other Business Considerations

        The Operating Subsidiaries conduct business without the benefit of exclusive franchises from government entities. In addition, the Operating Subsidiaries' pipeline operations generally operate as common carriers, providing transportation services at posted tariffs and without long-term contracts. Demand for the services provided by the Operating Subsidiaries derives from demand from end users for petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through the Operating Subsidiaries' pipelines. Demand for refined petroleum products is primarily a function of price, prevailing general economic conditions and weather. The Operating Subsidiaries' businesses are, therefore, subject to a variety of factors partially or entirely beyond their control. Multiple sources of pipeline entry and multiple points of delivery, however, have historically helped maintain stable total volumes even when volumes at particular source or destination points have changed.

        The consolidated Partnership customer base was approximately 210 customers in 2007 and 214 customers in 2006. Affiliates of Shell Oil Products U.S. ("Shell") contributed 10%, 11%, and 13% in 2007, 2006, and 2005, respectively, of consolidated Partnership revenue. Approximately 3% of the 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment. The 20 largest customers accounted for 55% and 53% of consolidated Partnership revenue in 2007 and 2006, respectively.

        Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Operating Subsidiaries' most significant competitors for large volume shipments are other pipelines, some of which are owned or controlled by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Operating Subsidiaries' pipeline systems will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Operating Subsidiaries in particular locations.

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

        Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Partnership's business is largely driven by the consumption of fuel in its delivery areas and the Operating Subsidiaries' pipelines have numerous source points, the General Partner does not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Partnership. Certain of the pipelines that were acquired from Shell on October 1, 2004 emanate from a refinery owned by ConocoPhillips and located in the vicinity of Wood River, Illinois. While these pipelines are, in part, supplied by connecting pipelines, a temporary or permanent closure of the ConocoPhillips Wood River refinery could have a negative impact on volumes delivered through these pipelines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information—Competition and Other Business Conditions."

        The Operating Subsidiaries' mix of products transported tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, operations have been only moderately seasonal, with somewhat lower than average volumes being transported during March, April and May and somewhat higher than average volumes being transported in November, December and January.

        Many of the general competitive factors discussed above, such as demand for refined petroleum products and competitive threats from methods of transportation other than pipelines, also impact the Partnership's terminal operations. In addition, the Partnership's terminals generally compete with other terminals in the same geographic market. Many competitive terminals are owned by major integrated oil companies. These major oil companies may have the opportunity for product exchanges that are not available to the Partnership's terminals. While the Partnership's terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting refined petroleum products to end users such as retail gas stations.

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

Employees

        At December 31, 2007, neither the Partnership nor any of the Operating Subsidiaries had any employees. The Operating Subsidiaries are managed and operated by employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation ("Services Company"). Services Company is reimbursed by the Operating Subsidiaries pursuant to a services agreement for the cost of providing employee services. At December 31, 2007, Services Company had a total of 920 full-time employees, 180 of whom were represented by two labor unions. The Operating Subsidiaries (and their predecessors) have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

        The Partnership makes capital expenditures in order to maintain and enhance the safety and integrity of its pipelines, terminals and related assets, to expand the reach or capacity of its pipelines and terminals, to improve the efficiency of its operations and to pursue new business opportunities. See "Pipeline and Terminal Maintenance and Safety Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        During 2007, the Partnership made approximately $67.9 million of capital expenditures, of which $33.8 million related to sustaining capital projects and $34.1 million related to expansion and cost reduction projects.

        In 2008, the Partnership anticipates capital expenditures of approximately $130.0 million, of which approximately $37.0 million is projected to be sustaining capital expenditures for maintenance and integrity projects and approximately $93.0 million is projected to be for expansion and cost reduction projects. See "Pipeline and Terminal Maintenance and Safety Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Regulation

General

        Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and Norco operate pipelines subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act and the Department of Energy Organization Act. FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be "just and reasonable" and not unduly discriminatory. FERC regulations also enforce common carrier obligations and specify a uniform system of accounts, among certain other obligations. In addition, the Operating Subsidiaries are subject to the jurisdiction of certain other federal agencies with respect to environmental and pipeline safety matters.

        The Operating Subsidiaries are also subject to the jurisdiction of various state and local agencies, including, in some states, public utility commissions which have jurisdiction over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and pipeline safety. The

Partnership's Laurel subsidiary operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission. The Partnership's Wood River subsidiary operates a pipeline in intrastate service in Illinois, and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

FERC Rate Regulation

        The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index (currently the change in the Producer Price Index ("PPI") plus 1.3%) that FERC believes reflects cost changes appropriate for application to pipeline rates. Under FERC's rules, as an alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. The final rules became effective on January 1, 1995.

        The tariff rates of each of Wood River, BPL Transportation, Buckeye NGL and Norco are governed by the generic FERC index methodology, and therefore are subject to change annually according to the index. If PPI +1.3% were to be negative, then Wood River, BPL Transportation, Buckeye NGL and Norco could be required to reduce their rates if they exceed the new maximum allowable rate. Shippers may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC's standards. For example, at December 31, 2007, PPI +1.3% was calculated to be 5.2%

        In addition, FERC had a longstanding rule that pass-through entities, like the Partnership and the Operating Subsidiaries, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates that are based on their cost of service. (The General Partner believes only a small percentage of the Partnership's limited partnership units are held by corporations.) Further, in a July 2004 decision involving an unrelated pipeline limited partnerships, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. On May 4, 2005, the FERC adopted a new policy providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity's public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity's partners. Whether a pipeline's owners have an actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. This policy was applied by FERC in June 2005 with an order involving an unrelated pipeline limited partnership ("2005 Policy Statement"). FERC concluded that the pipeline should be afforded an income tax allowance on all of its partnership interests to the extent that the ultimate owners of those interests had an actual or potential income tax obligation during the periods at issue. In December 2005, FERC reaffirmed its new income tax allowance policy as it applied to that pipeline. On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming FERC's 2005 Policy Statement, and on August 20, 2007, denied requests for rehearing. On December 26, 2007, FERC issued an order on remand reaffirming and clarifying its 2005 Policy Statement. In orders concurrently issued, FERC further found that complaints against oil pipeline rates challenging its income tax policy, as clarified, would not be considered.

        A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of the Operating Subsidiaries. Whether a pipeline's ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. If a challenge were brought and FERC were to find that some of the indexed rates exceed either the maximum allowable rate or levels justified by the cost of service, FERC could order a reduction in the indexed rates and could require reparations. As a result, the Partnership's results of operations and cash flows could be adversely affected.

        Buckeye Pipe Line's rates are governed by an exception to the rules discussed above, pursuant to specific FERC authorization. Buckeye Pipe Line's market-based rate regulation program was initially approved by FERC in March 1991 and was subsequently extended in 1994. Under this program, in markets where Buckeye Pipe Line does not have significant market power, individual rate increases: (a) will not exceed a real (i.e., exclusive of inflation) increase of 15% over any two-year period, and (b) will be allowed to become effective without suspension or investigation if they do not exceed a "trigger" equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2%. Individual rate decreases will be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye Pipe Line was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases cannot exceed the volume-weighted average rate increase in markets where Buckeye Pipe Line does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume-weighted average rate decrease in markets where Buckeye Pipe Line does not have significant market power must be accompanied by a corresponding decrease in all of Buckeye Pipe Line's rates in markets where it does have significant market power. Shippers retain the right to file complaints or protests following notice of a rate increase, but are required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates are unduly discriminatory, or that Buckeye Pipe Line has acquired significant market power in markets previously found to be competitive.

        The Buckeye Pipe Line program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations. FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye Pipe Line's program. The General Partner cannot predict the impact that any change to Buckeye Pipe Line's rate program would have on Buckeye Pipe Line's operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

Environmental Regulation

        The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Although the General Partner believes that the operations of the Operating Subsidiaries comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from the operations of the Operating Subsidiaries, could result in substantial costs and liabilities to the Partnership. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters."

        The Oil Pollution Act of 1990 ("OPA") amended certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes, as they pertain to the prevention of and response to petroleum product spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and clean-up costs and certain other damages arising from a spill. The CWA provides penalties for the discharge of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground.

        Contamination resulting from spills or releases of refined petroleum products sometimes occurs in the petroleum pipeline industry. The Operating Subsidiaries' pipelines cross numerous navigable rivers and streams. Although the General Partner believes that the Operating Subsidiaries comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to the Partnership.

        The Resource Conservation and Recovery Act ("RCRA"), as amended, establishes a comprehensive program of regulation of "hazardous wastes." Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of these regulations, certain wastes typically generated by pipeline operations are considered "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could have a material adverse effect on the Partnership's maintenance capital expenditures and operating expenses.

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate "hazardous substances." As a result, to the extent a hazardous substance generated by the Operating Subsidiaries or their predecessors may have been released or disposed of in the past, the Operating Subsidiaries may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency ("EPA"), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Subsidiaries may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Subsidiaries may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

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

Pipeline and Terminal Maintenance and Safety Regulation

        The pipelines operated by the Operating Subsidiaries are subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA"), which governs the design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

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

        HLPSA also requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in unusually sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks were required to be qualified under the program by October 28, 2002. The Partnership filed its written plan and has qualified its employees and contractors as required and requalified the employees under its plan in 2005. On March 31, 2001, DOT's rule for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline) became effective. This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. Pipeline operators were required to develop "Baseline Assessment Plans" for evaluating the integrity of each pipeline segment by March 31, 2002 and to complete an assessment of the highest risk 50% of line segments by September 30, 2004, with full assessment of the remaining 50% by March 31, 2008. Pipeline operators will thereafter be required to re-assess each affected segment in intervals not to exceed five years. The Partnership has implemented an Integrity Management Program in compliance with the requirements of this rule.

        In December 2002, the Pipeline Safety Improvement Act of 2002 ("PSIA") became effective. The PSIA imposes additional obligations on pipeline operators, increases penalties for statutory and regulatory violations, and includes provisions prohibiting employers from taking adverse employment action against pipeline employees and contractors who raise concerns about pipeline safety within the company or with government agencies or the press. Many of the provisions of the PSIA are subject to regulations to be issued by the Department of Transportation. The PSIA also requires public education programs for residents, public officials and emergency responders and a measurement system to ensure the effectiveness of the public education program. The Partnership implemented a public education program that complies with these requirements and the requirements of the American Petroleum Institute Recommended Practice 1162.

        The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 ("PIPES Act"), which became effective on December 24, 2006, among other things, reauthorized HLPSA, strengthened damage prevention measures designed to protect pipelines from excavation damage, removed the exemption from regulation of pipelines operating at less than 20 percent of maximum yield strength in rural areas, and required pipeline operators to manage human factors in pipeline control centers, including controller fatigue. While the PIPES Act imposed additional operating requirements on pipeline operators, the Partnership does not believe that the costs of compliance with the PIPES Act are material.

        In 2007, following the discovery and subsequent arrests related to a threatened terrorist attack on jet fuel facilities at JFK Airport, including the Partnership's associated pipelines, the State of New York enacted legislation requiring the New York State Office of Homeland Security ("OHS") to periodically assess security risks of certain "critical infrastructure" including aviation fuel facilities and to make recommendations to ensure their security. It also empowers the New York State Public Service Commission to promulgate regulations to implement the OHS recommendations. At this time, the Partnership does not believe that the costs of new security requirements in New York State will be material.

        The Partnership also has certain contractual obligations to Shell for testing and maintenance of certain of the pipelines that the Partnership acquired from Shell in October 2004. In 2003, Shell entered into a consent decree with the EPA arising out of a June 1999 incident unrelated to the assets acquired by the Partnership. The consent decree included requirements for testing and maintenance of two of the pipelines acquired from Shell, the creation of a damage prevention program, submission to independent monitoring and various reporting requirements. In the purchase agreement with Shell, the Partnership agreed to perform, at its own expense, the work required of Shell under the consent decree on the purchased pipelines. The Partnership's obligations to Shell with respect to the consent decree extend to June 30, 2008. The Partnership is in compliance in all material respects with its obligations with respect to the consent decree as of the end of 2007.

        The General Partner believes that the Operating Subsidiaries currently comply in all material respects with HLPSA, the PSIA, the PIPES Act and other pipeline safety laws and regulations. However, the industry, including the Partnership, will incur additional pipeline and tank integrity expenditures in the future, and the Partnership is likely to incur increased operating costs based on these and other government regulations. During 2007, the Partnership's integrity expenditures for these programs were approximately $22.1 million, of which $11.2 million was capitalized and $10.9 million was expensed. The Partnership expects 2008 integrity expenditures for these programs to be approximately $28.0 million, of which approximately $16.5 million will be capitalized and $12.9 million will be expense.

        The Operating Subsidiaries are also subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that the Operating Subsidiaries' operations comply in all material respects with OSHA requirements, including general industry standards, record-keeping, hazard communication requirements, training and monitoring of occupational exposure to benzene, asbestos and other regulated substances.

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

Tax Considerations for Unitholders

        This section is a summary of material tax considerations that may be relevant to the holders ("Unitholders") of the Partnership's limited partner units ("LP Units"). It is based upon the Internal Revenue Code of 1986, as amended (the "Code"), regulations promulgated thereunder and current administrative rulings and court decisions, all of which are subject to change. Subsequent changes in such authorities may cause the tax consequences to vary substantially from the consequences described below.

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

Characterization of the Partnership for Tax Purposes

        A partnership is not a taxable entity and incurs no federal income tax liability. Instead, partners are required to take into account their respective allocable shares of the items of income, gain, loss and deduction of the partnership in computing their federal income tax liability, regardless of whether distributions are made. Distributions of cash by a partnership to a partner are generally not taxable unless the amount of cash distributed to a partner is in excess of the partner's tax basis in his partnership interest. Allocable shares of partnership tax items are generally determined by a partnership agreement. However, the IRS may disregard such an agreement in certain instances and re-determine the tax consequences of partnership operations to the partners.

        Section 7704 of the Code provides that publicly traded partnerships (such as the Partnership) will, as a general rule, be taxed as corporations. However, an exception to this rule exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year of the partnership's existence consists of "qualifying income" (the "Qualifying Income Exception"). Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, and most importantly for Unitholders "income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber)," and gain from the sale or disposition of capital assets that produce such income.

        The Partnership is engaged primarily in the refined petroleum products transportation business. The General Partner believes that at least 90% or more of the Partnership's gross income constitutes, and has constituted, qualifying income and, accordingly, that the Partnership will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

        If we fail to meet the Qualifying Income Exception, other than a failure that is determined by the IRS to be inadvertent and that is cured within a reasonable time after discovery, we will be treated as if we had transferred all of our assets, subject to liabilities, to a newly formed corporation, on the first day of the year in which we fail to meet the Qualifying Income Exception, in return for stock in that corporation, and then distributed that stock to our Unitholders in liquidation of their interests in us. This contribution and liquidation should be tax-free to Unitholders and us so long as we, at that time, do not have liabilities in excess of the tax basis of our assets. Thereafter, we would be treated as a corporation for federal income tax purposes.

        If we were taxable as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, our items of income, gain, loss and deduction would be reflected only on our tax return rather than being passed through to the Unitholders, and our net income would be taxed to us at corporate rates. If we were taxable as a corporation, losses recognized by us would not flow through to our Unitholders. In addition, any distribution made by us to a Unitholder would be treated as either taxable dividend income, to the extent of current or accumulated earnings and profits, or, in the absence of earnings and profits, a nontaxable return of capital, to the extent of the Unitholder's tax basis in his units, or taxable capital gain, after the Unitholder's tax basis in his units is reduced to zero.

Allocation of Partnership Income, Gain, Loss and Deduction

        The Partnership's items of income, gain, loss and deduction will generally be allocated among the General Partner and the Unitholders in accordance with their respective percentage interests in the Partnership.

        Certain items of the Partnership's income, gain, loss or deduction will be allocated as required or permitted by Section 704(c) of the Code to account for the difference between the tax basis and fair market value of property contributed to the Partnership. Allocations will also be made to account for the difference between the fair market value of the Partnership's assets and their tax basis at the time of any offering.

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

Treatment of Partnership Distributions

        The Partnership's distributions to a Unitholder generally will not be taxable for federal income tax purposes to the extent of the Unitholder's tax basis in its LP Units immediately before the distribution. Distributions in excess of a Unitholder's tax basis generally will be gain from the sale or exchange of the LP Units, taxable in accordance with the rules described under "Disposition of LP Units," set forth below. Any reduction in a Unitholder's share of the Partnership's liabilities for which no partner, including the General Partner, bears the economic risk of loss ("nonrecourse liabilities") will be treated as a distribution of cash to that Unitholder.

        A non-pro rata distribution of money or property may result in ordinary income to a Unitholder if such distribution reduces the Unitholder's share of the Partnership's "unrealized receivables," including depreciation recapture or substantially appreciated "inventory items," both as defined in Section 751 of the Code (collectively, "Section 751 Assets").

Basis of LP Units

        A Unitholder will have an initial tax basis for its LP Units equal to the amount paid for the LP Units plus its share of the Partnership's liabilities. A Unitholder's tax basis will be increased by his share of the Partnership's income and by any increase in his share of the Partnership's liabilities. A Unitholder's tax basis will be decreased, but not below zero, by its share of the Partnership's distributions, by its share of the Partnership's losses, by any decrease in its share of the Partnership's liabilities and by its share of the Partnership's expenditures that are not deductible in computing the Partnership's taxable income and are not required to be capitalized.

Tax Treatment of Operations

        The Partnership uses the adjusted tax basis of its various assets for purposes of computing depreciation and cost recovery deductions and gain or loss on any disposition of such assets. If the Partnership disposes of depreciable property, all or a portion of any gain may be subject to the recapture rules and taxed as ordinary income rather than capital gain.

        The costs incurred in promoting the issuance of LP Units (i.e., syndication expenses) must be capitalized and cannot be deducted by the Partnership currently, ratably or upon the Partnership's termination. Uncertainties exist regarding the classification of costs as organization expenses, which may be amortized, and as syndication expenses, which may not be amortized. Underwriters' discounts and commissions are treated as syndication costs.

Section 754 Election

        The Partnership has made the election permitted by Section 754 of the Code, which effectively permits the Partnership to adjust the tax basis of its assets to each purchaser of the Partnership's LP Units from another Unitholder pursuant to Section 743(b) of the Code to reflect the purchaser's purchase price. The Section 743(b) adjustment is intended to provide a purchaser with the equivalent of an adjusted tax basis in the purchaser's share of the Partnership's assets equal to the value of such share that is indicated by the amount that the purchaser paid for the LP Units.

        A Section 754 election is advantageous if the transferee's tax basis in the transferee's LP Units is higher than such LP Units' share of the aggregate tax basis of the Partnership's assets immediately prior to the transfer because the transferee would have, as a result of the election, a higher tax basis in the transferee's share of the Partnership's assets. Conversely, a Section 754 election is disadvantageous if the transferee's tax basis in the transferee's LP Units is lower than such LP Units' share of the aggregate tax basis of the Partnership's assets immediately prior to the transfer. The Section 754 election is irrevocable without the consent of the IRS.

        The Partnership intends to compute the effect of the Section 743(b) adjustment so as to preserve the ability to determine the tax attributes of an LP Unit from its date of purchase and the amount paid therefore. In that regard, the Partnership has adopted depreciation and amortization conventions that may not conform with all aspects of applicable Treasury regulations, though the Partnership believes that they do conform to Section 743(b) of the Code.

        The calculations involved in the Section 754 election are complex and are made by the Partnership on the basis of certain assumptions as to the value of assets and other matters. There is no assurance that the determinations made by the Partnership will prevail if challenged by the IRS and that the deductions resulting from them will not be reduced or disallowed altogether.

Notification Requirements

        A Unitholder who sells or exchanges LP Units is required to notify the Partnership in writing of that sale or exchange within 30 days after the sale or exchange and in any event by no later than January 15 of the year following the calendar year in which the sale or exchange occurred. The Partnership is required to notify the IRS of that transaction and to furnish certain information to the transferor and transferee. However, these reporting requirements do not apply with respect to a sale by an individual who is a citizen of the United States and who effects the sale or exchange through a broker. Failure to satisfy these reporting obligations may lead to the imposition of substantial penalties imposed by the IRS.

Constructive Termination

        The Partnership will be considered terminated if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. Any such termination would result in the closing of the Partnership's taxable year for all Unitholders. In the case of a Unitholder reporting on a taxable year that does not end with the Partnership's taxable year, the closing of the taxable year may result in more than 12 months of taxable income or loss being includable in that Unitholder's taxable income for the year of termination. New tax elections required to be made by the Partnership, including a new election under Section 754 of the Code, must be made subsequent to a termination and a termination could result in a deferral of deductions for depreciation. A termination could also result in penalties if the Partnership was unable to determine that the termination had occurred. Moreover, a termination might either accelerate the application of, or subject the Partnership to, any tax legislation enacted prior to the termination.

Alternative Minimum Tax

        Each Unitholder will be required to take into account his share of items of income, gain, loss or deduction for purposes of the alternative minimum tax. A portion of depreciation deductions may be treated as an item of tax preference for this purpose. A Unitholder's alternative minimum taxable income derived from the Partnership may be higher than his share of the Partnership's net income because the Partnership may use accelerated methods of depreciation for federal income tax purposes. Prospective Unitholders should consult their tax advisors as to the impact of an investment in LP Units on their liability for the alternative minimum tax.

Loss Limitations

        The deduction by a Unitholder of that Unitholder's allocable share of the Partnership's losses will be limited to the amount of that Unitholder's tax basis in his or her LP Units and, in the case of an individual Unitholder or a corporate Unitholder who is subject to the "at risk" rules (generally, certain closely-held corporations), to the amount for which the Unitholder is considered to be "at risk" with respect to the Partnership's activities, if that is less than the Unitholder's tax basis. A Unitholder must recapture losses deducted in previous years to the extent that distributions cause the Unitholder's at risk amount to be less than zero at the end of any taxable year. Losses disallowed to a Unitholder or recaptured as a result of these limitations will carry forward and will be allowable to the extent that the Unitholder's tax basis or at risk amount, whichever is the limiting factor, subsequently increases. Upon the taxable disposition of an LP Unit, any gain recognized by a Unitholder can be offset by losses that were previously suspended by the at risk limitation but may not be offset by losses suspended by the basis limitation.

        In general, a Unitholder will be at risk to the extent of the Unitholder's tax basis in the Unitholder's LP Units, excluding any portion of that basis attributable to the Unitholder's share of the Partnership's nonrecourse liabilities, reduced by any amount of money the Unitholder borrows to acquire or hold the Unitholder's LP Units if the lender of such borrowed funds owns an interest in the Partnership, is related to such a person or can look only to LP Units for repayment. A Unitholder's at risk amount will increase or decrease as the tax basis of the Unitholder's LP Units increases or decreases, other than tax basis increases or decreases attributable to increases or decreases in the Unitholder's share of the Partnership's nonrecourse liabilities.

        The passive loss limitations generally provide that individuals, estates, trusts, certain closely-held corporations and personal service corporations can deduct losses from passive activities, which include any trade or business activity in which the taxpayer does not materially participate, only to the extent of the taxpayer's income from those passive activities. Moreover, the passive loss limitations are applied separately with respect to each publicly traded partnership. Consequently, any passive losses generated by the Partnership will only be available to Unitholders who are subject to the passive loss rules to offset future passive income generated by the Partnership and, in particular, will not be available to offset income from other passive activities, investments or salary. Passive losses that are not deductible because they exceed a Unitholder's share of income may be deducted in full when the Unitholder disposes of the Unitholder's entire investment in the Partnership in a fully taxable transaction to an unrelated party. The passive activity loss rules are applied after other applicable limitations on deductions such as the at-risk rules and the basis limitation.

Deductibility of Interest Expense

        The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment, gain attributable to the disposition of property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at special capital gains rates) and portfolio income (determined pursuant to the passive loss rules as income not derived from a trade or business) reduced by certain expenses (other than interest) which are directly connected with the production of such income. Property that generates passive losses under the passive loss rules is not generally treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for purposes of the limitation on the deductibility of investment interest. Furthermore, a Unitholder's investment income attributable to its LP Units will also include its allocable share of the Partnership's portfolio income. A Unitholder's investment interest expense will include its allocable share of the Partnership's interest expense attributable to portfolio investments.

Valuation of Partnership Properties

        The federal income tax consequences of the ownership and disposition of LP Units will depend in part on the Partnership's estimates of the fair market values and its determination of the adjusted tax basis of its assets. The Partnership will make many of the fair market value estimates itself. These estimates and determinations are subject to challenge and will not be binding on the IRS or the courts. If such estimates or determinations of basis are subsequently found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Unitholders might change, and Unitholders might be required to adjust their tax liability for prior years.

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

Disposition of LP Units

        A Unitholder will recognize gain or loss on a sale of LP Units equal to the difference between the amount realized and the Unitholder's tax basis in the LP Units sold. A Unitholder's amount realized is measured by the sum of the cash and the fair market value of other property received plus his share of liabilities. Because the amount realized includes a Unitholder's share of the Partnership's liabilities, the gain recognized on the sale of LP Units could result in a tax liability in excess of any cash received from such sale.

        Gain or loss recognized by a Unitholder, other than a "dealer" in LP Units, on the sale or exchange of an LP Unit will generally be a capital gain or loss. Capital gain recognized on the sale of LP Units by an individual Unitholder held for more than one year will generally be taxed at a maximum rate of 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2010). A portion of this gain or loss (which could be substantial), however, will be separately computed and will be classified as ordinary income or loss to the extent attributable to Section 751 Assets giving rise to depreciation recapture or other unrealized receivables or to inventory items owned by the Partnership. Ordinary income attributable to Section 751 may exceed net taxable gain realized upon the sale of the LP Units and will be recognized even if there is a net taxable loss realized on the sale of the LP Units. Thus, a Unitholder may recognize both ordinary income and a capital loss upon a disposition of LP Units. Net capital loss may offset no more than $3,000 ($1,500 in the case of a married individual filing a separate return) of ordinary income in the case of individuals and may only be used to offset capital gain in the case of corporations.

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

Unrelated Business Taxable Income

        Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income and each such entity must file a tax return for each year in which it has more than $1,000 of gross income from unrelated business activities. The General Partner believes that substantially all of the Partnership's gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity's share of the Partnership's deductions directly connected with carrying on such unrelated trade or business are allowed in computing the entity's taxable unrelated business income. ACCORDINGLY, TAX-EXEMPT ENTITIES, SUCH AS INDIVIDUAL RETIREMENT ACCOUNTS, PENSION PLANS AND CHARITABLE TRUSTS, ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS OF THEIR OWNERSHIP OF LP UNITS.

Foreign Unitholders

        Non-resident aliens and foreign corporations, trusts or estates which hold LP Units will be considered to be engaged in business in the United States on account of ownership of LP Units. As a consequence they will be required to file federal tax returns in respect of their share of the Partnership's income, gain, loss or deduction and pay federal income tax at regular rates on any net income or gain. Generally, a partnership is required to pay a withholding tax on the portion of the partnership's income which is effectively connected with the conduct of a United States trade or business and which is allocable to the foreign partners, regardless of whether any actual distributions have been made to such partners. However, under rules applicable to publicly traded partnerships, taxes may be withheld at the highest marginal rate applicable to individuals on actual cash distributions made to foreign Unitholders who obtain a taxpayer identification number from the IRS and submit that number to the transfer agent of the publicly traded partnership.

        Because a foreign corporation that owns LP Units will be treated as engaged in a United States trade or business, such a corporation will also be subject to United States branch profits tax at a rate of 30% (or any applicable lower treaty rate) of the portion of any reduction in the foreign corporation's "U.S. net equity," which is the result of the Partnership's activities. In addition, such Unitholder is subject to special information reporting requirements under Section 6038C of the Code.

        In a published ruling, the IRS has taken the position that gain realized by a foreign partner who sells or otherwise disposes of a limited partner unit will be treated as effectively connected with a United States trade or business of the foreign partner, and thus subject to federal income tax, to the extent that such gain is attributable to appreciated personal property used by the limited partnership in a United States trade or business. Moreover, a foreign partner is subject to federal income tax on gain realized on the sale or disposition of a unit to the extent that such gain is attributable to appreciated United States real property interests; however, a foreign Unitholder will not be subject to federal income tax under this rule unless such foreign Unitholder has owned more than 5% in value of the Partnership's LP Units during the five-year period ending on the date of the sale or disposition, provided the LP Units are regularly traded on an established securities market at the time of the sale or disposition.

Regulated Investment Companies

        A regulated investment company, or "mutual fund," is required to derive 90% or more of its gross income from specific sources including interest, dividends and gains from the sale of stocks or securities, foreign currency or specified related sources, and net income derived from the ownership of an interest in a "qualified publicly traded partnership." The Partnership expects that it will meet the definition of a "qualified publicly traded partnership."

State Tax Treatment

        During 2007, the Partnership owned property or conducted business in the states of California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas and Wisconsin. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that the Partnership withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

        A new entity level tax on the portion of our income that is generated in Texas began in our tax year ending in 2007. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our gross income apportioned to Texas. Imposition of this tax on us by Texas will reduce the cash available for distribution to our Unitholders, although such amount will not have a material effect on the Partnership's consolidated financial statements.

        Michigan enacted new tax legislation in July 2007. Beginning January 1, 2008, the Partnership will be subject to entity level tax on gross receipts and business income. The Partnership is still evaluating the impact of this new tax legislation on the cash available for distribution to our Unitholders, although the Partnership does not expect it to be a material amount.

Certain Tax Consequences to Unitholders

        Upon formation of the Partnership in 1986, the General Partner elected twelve-year straight-line depreciation for tax purposes. For this reason, starting in 1999, the amount of depreciation available to the Partnership has been reduced significantly and taxable income has increased accordingly. Unitholders, however, will continue to offset Partnership income with the amortization of their respective Section 743(b) adjustments (which, effectively, allow Unitholders who purchase LP Units other than directly from the Partnership to increase their share of the common basis of the Partnership's assets to their purchase price). Each Unitholder's tax situation will differ depending upon the price paid and when LP Units were purchased. Notwithstanding the additional taxable income beginning in 1999, the current cash distributions exceed expected tax payments. In addition, gain recognized on the sale of LP Units will, generally, result in taxable ordinary income as a consequence of depreciation recapture. UNITHOLDERS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS TO THEIR OWNERSHIP OF LP UNITS.

Available Information

        The Partnership files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The public can obtain any documents that the Partnership files with the SEC at http://www.sec.gov. The Partnership also makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through the Partnership's Internet website, www.buckeye.com. The Partnership is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        You can also find information about the Partnership at the offices of the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of the General Partner provided such certification to the NYSE in 2007 without qualification. In addition, the certifications of the General Partner's Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to the Partnership's Annual Report on Form 10-K.

Item 1A.    Risk Factors

        In this Item 1A, references to "we", "us" and "our" mean Buckeye Partners, L.P. and its consolidated subsidiaries.

Risks Inherent in our Business

        Changes in petroleum demand and distribution may adversely affect our business.

        Demand for the services provided by our Operating Subsidiaries depends upon the demand for refined petroleum products in the regions served. Prevailing economic conditions, price and weather affect the demand for refined petroleum products. Changes in transportation and travel patterns in the areas served by our pipelines also affect the demand for refined petroleum products because a substantial portion of the refined petroleum products transported by our pipelines and throughput at our terminals is ultimately used as fuel for motor vehicles and aircraft. If these factors result in a decline in demand for refined petroleum products, the business of our Operating Subsidiaries would be particularly susceptible to adverse effects because they operate without the benefit of either exclusive franchises from government entities or long-term contracts.

        In addition, in December 2007, Congress enacted the "Energy Independence and Security Act of 2007," which, among other provisions, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. These statutory mandates may have the impact over time of offsetting projected increases in the demand for refined petroleum products in certain markets, particularly gasoline. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

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

        Trucks competitively deliver refined petroleum products in a number of areas that we serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas that we serve. The availability of truck transportation places a significant competitive constraint on our ability to increase our Operating Subsidiaries' tariff rates.

        Privately arranged exchanges of refined products between marketers in different locations are another form of competition. Generally, these exchanges reduce both parties' costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

        Additionally, our Lodi facility competes primarily with other storage facilities in the storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than our Lodi facility does. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for the services we provide to our customers. Increased competition could reduce the volumes of natural gas stored by us and could adversely affect our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.

        Finally, Farm & Home buys and sells refined petroleum products in connection with its marketing activities, and must compete with the major integrated oil companies, their marketing affiliates, and independent brokers and marketers of widely varying sizes, financial resources and experience. Some of these companies have superior access to capital resources, which could affect our ability to effectively compete with them.

        All of these competitive pressures could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We are a holding company and depend entirely on our Operating Subsidiaries' distributions to service our debt obligations and pay cash distributions to our Unitholders.

        We are a holding company with no material operations. If we do not receive cash distributions from our Operating Subsidiaries, we will not be able to meet our debt service obligations or to make cash distributions to our Unitholders. Among other things, this would adversely affect the market price of our limited partner units. We are currently bound by the terms of a revolving credit facility which prohibits us from making distributions to our Unitholders if a default under the credit facility exists at the time of the distribution or would result from the distribution. Our Operating Subsidiaries may from time to time incur additional indebtedness under agreements that contain restrictions which could further limit each Operating Subsidiary's ability to make distributions to us.

        We may incur liabilities from assets we have acquired.

        Some of the assets we have acquired have been used for many years to distribute, store or transport petroleum products. Releases from terminals or along pipeline rights-of-way may have occurred prior to our acquisition. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past and we are unable to recover from the seller, it could adversely affect our financial position, results of operations, and cash flows.

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

        Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management's attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions.

        Debt securities we issue are, and will continue to be, junior to claims of our Operating Subsidiaries' creditors.

        Our outstanding debt securities are structurally subordinated to the claims of our Operating Subsidiaries' creditors. In addition, any debt securities we issue in the future will likewise be subordinated in the same manner. Holders of the debt securities will not be creditors of our Operating Subsidiaries. Our claim to the assets of our Operating Subsidiaries derives from our own ownership interests in those Operating Subsidiaries. Claims of our Operating Subsidiaries' creditors will generally have priority as to the assets of our Operating Subsidiaries over our own ownership interests and will therefore have priority over the holders of our debt, including our debt securities.

        Our Operating Subsidiaries' rate structures are subject to regulation and change by the Federal Energy Regulatory Commission.

        Buckeye Pipe Line, Wood River, BPL Transportation, Buckeye NGL and Norco are interstate common carriers regulated by the FERC under the Interstate Commerce Act and the Department of Energy Organization Act. The FERC's primary ratemaking methodology is price indexing. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.

        The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation, Buckeye NGL and Norco. The indexing method presently allows a pipeline to increase its rates by a percentage equal to the change in the annual producer price index ("PPI") for finished goods plus 1.3%. If the change in PPI +1.3% were to be negative, we could be required to reduce the rates charged by Wood River, BPL Transportation, Buckeye NGL and Norco if they exceed the new maximum allowable rate. In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus hampering our ability to recover our costs. Shippers may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC's standards.

        Buckeye Pipe Line presently is authorized to charge rates set by market forces, subject to limitations, rather than by reference to costs historically incurred by the pipeline, in 15 regions and metropolitan areas. The Buckeye Pipe Line program is an exception to the generic oil pipeline regulations the FERC issued under the Energy Policy Act of 1992. The generic rules rely primarily on the index methodology described above.

        The Buckeye Pipe Line rate program was reevaluated by the FERC in July 2000, and was allowed to continue with no material changes. We cannot predict the impact, if any, that a change in the FERC's method of regulating Buckeye Pipe Line would have on our operations, financial condition, results of operations, or cash flows.

        Environmental regulation may impose significant costs and liabilities on us.

        Our Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Risks of substantial environmental liabilities are inherent in the Operating Subsidiaries' operations, and we cannot assure you that the Operating Subsidiaries will not incur material environmental liabilities. Additionally, our costs could increase significantly and we could face substantial liabilities, if, among other developments:

  •
  environmental laws, regulations and enforcement policies become more rigorous; or

  •
  claims for property damage or personal injury resulting from the operations of the Operating Subsidiaries are filed.

        Existing or future state or federal government regulations relating to certain chemicals or additives in gasoline or diesel fuel could require capital expenditures or result in lower pipeline volumes and thereby adversely affect our results of operations and cash flows.

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

        The Operating Subsidiaries' pipeline operations are subject to regulation by the United States Department of Transportation. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas, or commercially navigable waterways. In response to these regulations, the Operating Subsidiaries conduct pipeline integrity tests on an ongoing and regular basis. Depending on the results of these integrity tests, the Operating Subsidiaries could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.

  Terrorist attacks could adversely affect our business.

        Since the attacks of September 11, 2001, the United States government has issued warnings that energy assets, specifically our nation's pipeline infrastructure, may be the future target of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, refineries or terminals, could have a material adverse effect on our business.

        Our operations are subject to operational hazards and unforeseen interruptions for which we may not be insured.

        Our Operating Subsidiaries' operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. Our Operating Subsidiaries' operations are currently covered by property, casualty, workers' compensation and environmental insurance policies. In the future, however, we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, thereby reducing our ability to make distributions to Unitholders, or payments to debt holders.

        We may not realize the expected benefits from the acquisitions of Lodi Gas and Farm & Home.

        Our estimates regarding earnings, operating cash flow and capital expenditures resulting from the Lodi Gas or Farm & Home acquisitions may prove to be incorrect. Additionally, we may encounter difficulties in the assimilation of the new businesses, we may experience unanticipated inefficiencies or costs, and we may lose customers or key employees. In addition, both the gas storage business of Lodi Gas and the wholesale and retail distribution business of Farm & Home expand our operations and the types of businesses in which we engage, posing additional challenges in the integration of these new businesses.

        Our natural gas storage business depends on third party pipelines to transport natural gas.

        We depend on Pacific Gas and Electric's intrastate gas pipelines to move our customers' natural gas to and from our Lodi facility. Any interruption of service or decline in utilization on the pipelines or adverse change in the terms and conditions of service for the pipelines could have a material adverse effect on the ability of our customers to transport natural gas to and from the Lodi facility, and could have a corresponding material adverse effect on our storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities could affect the utilization and value of our storage services.

        A significant decrease in the production of natural gas could have a significant financial impact on us.

        Our profitability is materially affected by the volume of natural gas stored by us. A material change in the supply or demand of natural gas could result in a decline in the volume of natural gas delivered to the Lodi facility for storage, thereby reducing our revenues and operating income.

        Our results could be adversely affected by volatility in the price of refined petroleum products and the value of natural gas storage services.

        Farm & Home buys and sells refined petroleum products in connection with its marketing activities. Lodi Gas stores natural gas for, and loans natural gas to, its customers for fixed periods of time. If the values of refined petroleum products or natural gas storage services change in a direction or manner that we do not anticipate, we could experience financial losses from these activities. Although Lodi Gas does not purchase or sell natural gas, the value of natural gas storage services generally changes based on changes in the relative prices of natural gas over different delivery periods. Farm & Home follows risk management practices that are designed to minimize its commodity risk and Lodi Gas has adopted risk management policies that are designed to manage the risks associated with its storage business. These practices and policies cannot, however, eliminate all price and price-related risks.

        With respect to Farm & Home, it is our practice to maintain a position that is substantially balanced between commodity purchases, on the one hand, and expected commodity sales or future delivery obligations, on the other hand. Through these transactions, we seek to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third party users, such as wholesalers or retailers. This practice cannot, however, eliminate all price risks. For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these sales transactions. In addition, we are also exposed to basis risks in our hedging activities that arise when a commodity, such as ultra low sulfur diesel, is purchased at one pricing index but must be hedged against another commodity type, such as heating oil, because of limitations in the markets for derivative products. We are also susceptible to basis risk created when we hedge a commodity based on prices at a certain location, such as the New York Harbor, and enter into a sale or exchange of that commodity at another location, such as Macungie, Pennsylvania, where prices and price changes might differ from the prices and price changes at the location upon which the hedging instrument is based.

        Both our natural gas storage and petroleum product marketing activities also involve the risk of non-compliance with our risk management practices and policies. We cannot make any assurances that we will detect and prevent all violations of our risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of these practices or policies by our employees or agents could result in significant financial losses.

        Our business is exposed to credit risk, against which we may not be able to adequately protect.

        Our pipeline and terminalling business to a small degree, and the marketing businesses of Farm & Home and Lodi Gas to a greater degree, are subject to the risk of nonpayment and nonperformance by customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use letters of credit, prepayments and guarantees. However, these procedures and policies do not fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our financial condition and results of operations.

Risks Relating to Partnership Structure

        Our partnership status may be a disadvantage to us in calculating cost of service for rate-making purposes.

        In the past, the FERC ruled that pass-through entities, like us, may not claim an income tax allowance for income attributable to non-corporate limited partners in justifying the reasonableness of their rates that are based on their cost of service. Further, in a July 2004 decision involving an unrelated pipeline limited partnership, the United States Court of Appeals for the District of Columbia Circuit overruled a prior FERC decision allowing a limited partnership to claim a partial income tax allowance. On May 4, 2005, the FERC adopted a new policy providing that all entities owning public utility assets—oil and gas pipelines and electric utilities—would be permitted to include an income tax allowance in their cost-of-service rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. FERC determined that any pass-through entity seeking an income tax allowance in a rate proceeding must establish that its partners have an actual or potential income tax obligation on the entity's public utility income. The amount of any income tax allowance will be reduced accordingly to the extent that any of the partners do not have an actual or potential income tax obligation. This reduction will be reflected in the weighted income tax liability of the entity's partners. Whether a pipeline's ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. This policy was applied by FERC in June 2005 with an order involving an unrelated pipeline limited partnership ("2005 Policy Statement"). FERC concluded that the pipeline should be afforded an income tax allowance on all of its partnership interests to the extent that the owners of those interests had an actual or potential income tax obligation during the periods at issue. In December 2005, FERC reaffirmed its new income tax allowance policy as it applied to that pipeline. On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming FERC's 2005 Policy Statement, and on August 20, 2007, denied requests for rehearing. On December 26, 2007, FERC issued an order on remand reaffirming and clarifying its 2005 Policy Statement. In orders concurrently issued, FERC further found that complaints against oil pipeline rates challenging its income tax policy, as clarified, would not be considered.

        A shipper or FERC could cite these decisions in a protest or complaint challenging indexed rates maintained by certain of our Operating Subsidiaries. Whether a pipeline's ultimate owners have actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. If a challenge were brought and FERC were to find that some of the indexed rates exceed levels justified by the cost of service, FERC could order a reduction in the indexed rates and could require reparations. As a result, our results of operations could be adversely affected.

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

        The directors and officers of our general partner and its affiliates have fiduciary duties to manage the general partner in a manner that is beneficial to its sole member, BGH. At the same time, the general partner has fiduciary duties to manage the Partnership in a manner that is beneficial to our partners. Therefore, the general partner's duties to us may conflict with the duties of its officers and directors to its sole member.

        Such conflicts may arise from, among others, the following factors:

  •
  decisions by our general partner regarding the amount and timing of our cash expenditures, borrowings and issuances of additional limited partner units or other securities can affect the amount of incentive distribution payments we make to our general partner;

  •
  under our partnership agreement we reimburse the general partner for the costs of managing and operating the Partnership; and

  •
  under our partnership agreement, it is not a breach of our general partner's fiduciary duties for affiliates of our general partner to engage in activities that compete with us.

        Conflicts of interest with our general partner and its affiliates, including the foregoing factors, could exacerbate periods of lower or declining performance, or otherwise reduce our revenues and operating income.

        A default under BGH's Credit Facility could result in a change of control of our general partner which would be an event of default under our revolving credit facility.

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

        The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the Unitholders as a group took any action pursuant to our partnership agreement that constituted participation in the "control" of our business, then the Unitholders could be held liable under some circumstances for our obligations to the same extent as a general partner.

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

Tax Risks to Unitholders

        Unitholders are urged to read the section above entitled "Tax Considerations for Unitholders" for a more complete discussion of the expected material federal income tax consequences of owning and disposing of limited partner units.

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

        The law could be changed so as to cause us to be treated as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. For example, a new entity level tax on the portion of our income that is generated in Texas began in our tax year ending in 2007. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of our gross income apportioned to Texas. Imposition of this tax on us by Texas will reduce the cash available for distribution to our Unitholders. In addition, Michigan enacted new tax legislation in July 2007. Beginning January 1, 2008, the Partnership will be subject to an entity level tax on gross receipts and business income. Imposition of entity-level taxation on us will reduce the cash available for distribution to our Unitholders.

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

        The tax treatment of publicly traded partnerships or an investment in our limited partner units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our limited partner units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain recent developments, members of Congress are considering substantive changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation does not appear to affect our tax treatment, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our limited partner units.

        Unitholders may be required to pay taxes even if they do not receive any cash distributions.

        A Unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on the Unitholder's allocable share of our income, even if the Unitholder receives no cash distributions from us. We cannot guarantee that a Unitholder will receive cash distributions equal to the Unitholder's allocable share of our taxable income or even the tax liability to the Unitholder resulting from that income. Further, if we incur a large amount of nonrecourse indebtedness, a Unitholder may incur a tax liability upon the sale of the Unitholder's limited partner units in excess of the amount of cash received in the sale.

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

        There are a number of limitations that may prevent Unitholders from using their allocable share of our losses as a deduction against unrelated income. In the case of taxpayers subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the Unitholder disposes of the Unitholder's entire investment in us in a fully taxable transaction with an unrelated party. A Unitholder's share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses include the at-risk rules and the prohibition against loss allocations in excess of limited partner unit tax basis.

        Tax gain or loss on disposition of limited partner units could be different than expected.

        A Unitholder who sells limited partner units will recognize gain or loss equal to the difference between the amount realized from the sale (which will include the Unitholder's share of our liabilities to the extent deemed relieved in the sale) and the Unitholder's adjusted tax basis in the sold limited partner units (which will include the Unitholder's share of our liabilities only if not previously used to support loss allocations or to defer tax on our distributions). Prior distributions in excess of cumulative net taxable income allocated to a Unitholder with respect to a limited partner unit which decreased such Unitholder's tax basis in that limited partner unit will, in effect, become taxable income if the limited partner unit is sold at a price greater than the Unitholder's tax basis in that limited partner unit, even if the price is less than the unit's original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income.

        The reporting of partnership tax information is complicated and subject to audits.

        We will furnish each Unitholder with a Schedule K-1 that sets forth the Unitholder's share of our income, gains, losses and deductions. We cannot guarantee that these schedules will be prepared in a manner that conforms in all respects to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, our tax return may be audited, which could result in an audit of a Unitholder's individual tax return and increased liabilities for taxes because of adjustments resulting from the audit.

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

        Unitholders will likely be subject to state, local and other taxes in states where they do not reside as a result of an investment in limited partner units.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2007, the principal facilities of the Partnership included approximately 5,400 miles of 6-inch to 24-inch diameter pipeline, approximately 100 delivery points and 51 active bulk storage and terminal facilities with aggregate capacity of approximately 20.0 million barrels. The Partnership's pipelines are used by its Pipeline Operations segment and its terminals and storage facilities are used in its Terminalling and Storage segment with the exception of one terminal at Memphis, Tennessee, which is included in the Pipeline Operations segment. Properties used in the Partnership's Other Operations segment include a 63% interest in a crude butadiene pipeline between

Deer Park, Texas and Port Arthur, Texas, a 23-mile pipeline located in Texas that is leased to a third-party chemical company and a 29-mile ammonia pipeline located in Texas. The Operating Subsidiaries and their subsidiaries own substantially all of these facilities. The Partnership's corporate headquarters in Breinigsville, Pennsylvania is approximately 75,000 square feet in size and is leased.

        In general, the Partnership's pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Subsidiaries' rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. The Operating Subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and the General Partner has no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, pumping stations and terminal facilities are located on land owned by the Operating Subsidiaries.

        The General Partner believes that the Operating Subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Subsidiaries' title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by the General Partner to interfere materially with the conduct of the Operating Subsidiaries' businesses.

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

        Although there is no material environmental litigation pending against the Partnership or the Operating Subsidiaries at this time, claims may be asserted in the future under various federal and state laws, and the amount of any potential liability associated with such claims cannot be estimated. See "Business—Environmental Matters."

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

        In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye's terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye's terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the holders of LP Units during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for the Registrant's LP Units, Related Unitholder Matters, and Issuer Purchases of LP Units

        The LP Units are listed and traded on the New York Stock Exchange. The high and low sales prices of the LP Units in 2007 and 2006, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2007		2006
Quarter
	High	Low	High	Low
First	$52.75	$46.00	$45.60	$42.29
Second	54.80	48.79	44.20	40.80
Third	55.19	44.40	43.96	40.40
Fourth	55.54	47.50	46.99	43.30

        On March 7, 2006, the Partnership issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after the underwriter's discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million. Proceeds from the offering were used to repay amounts outstanding under the Partnership's revolving credit facility.

        On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit. On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, the Partnership issued an additional 208,600 LP Units at $48.25 per LP Unit. Total proceeds from the offering, including the overallotment option and after underwriter's discount of $0.75 per LP Unit and offering expenses, were approximately $82.2 million, and were used to reduce amounts outstanding under the Partnership's revolving credit facility.

        On August 8, 2007, Buckeye issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit. Total proceeds from the offering, after underwriter's discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million, and were used to reduce amounts outstanding under the Partnership's revolving credit facility.

        On December 4, 2007, Buckeye issued 2.0 million LP Units in an underwritten public offering at $47.30 per LP Unit. Total proceeds from the offering, after underwriter's discount of $1.00 per LP Unit and offering expenses, were approximately $94.5 million, and were used to reduce amounts outstanding under the Partnership's revolving credit facility and to pre-fund a portion of the amounts required for the acquisition of the member interests in Lodi Gas Storage, L.L.C. in January 2008.

        The Partnership has gathered tax information from its known Unitholders and from brokers/nominees and, based on the information collected, the Partnership estimates its number of beneficial Unitholders to be approximately 55,000 at December 31, 2007.

        Cash distributions paid during 2006 and 2007 were as follows:

Record Date	Payment Date	Amount Per Unit
February 7, 2006	February 28, 2006	$0.7375
May 8, 2006	May 31, 2006	0.7500
August 4, 2006	August 31, 2006	0.7625
November 6, 2006	November 30, 2006	0.7750
February 6, 2007	February 28, 2007	$0.7875
May 7, 2007	May 31, 2007	0.8000
August 6, 2007	August 31, 2007	0.8125
November 5, 2007	November 30, 2007	0.8250

Item 6.    Selected Financial Data

        The following tables set forth, for the period and at the dates indicated, the Partnership's income statement and balance sheet data for each of the last five years. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per unit amounts)
Income Statement Data:
Revenue	$519,347	$461,760	$408,446	$323,543	$272,947
Depreciation and amortization	44,651	44,039	36,760	25,983	22,562
Operating income	202,080	177,067	161,313	122,144	109,335
Interest and debt expense	50,378	52,113	43,357	27,614	22,758
Net income(1)(2)	155,356	110,240	99,958	82,962	30,154
Net income per limited partner unit—basic	3.03	2.64	2.69	2.76	1.05
Distributions per unit	3.23	3.03	2.83	2.64	2.54
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Total assets	$2,133,652	$1,995,470	$1,816,867	$1,534,119	$937,896
Long-term debt	849,177	994,127	899,077	797,270	448,050
General Partner's capital	(1,005)	1,964	2,529	2,549	2,514
Limited Partners' capital	1,100,346	807,488	756,531	603,409	376,158
Receivable from exercise of options	—	(355)	(483)	(535)	(912)
Accumulated other comprehensive income (loss)	(9,169)	785	—	—	(348)

(1)
Net income was $30.0 million and $6.6 million higher in 2007 and 2006, respectively, due to the recharacterization, which was effective in the fourth quarter of 2006, of incentive compensation payments to the General Partner as equity distributions rather than compensation payments. See Note 2 to the Partnership's consolidated financial statements for further discussion.

(2)
Net income in 2003 includes an expense of $45.5 million related to a yield maintenance premium paid on the retirement of $240 million Senior Notes of Buckeye Pipe Line.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides an analysis of the results for each of the Partnership's operating segments, an overview of its liquidity and capital resources and other items related to the Partnership. This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

        Buckeye Partners, L.P. ("Buckeye" or the "Partnership") is a publicly traded master limited partnership (NYSE symbol: BPL) organized in 1986 under the laws of the state of Delaware. The Partnership's principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of those third-party pipelines.

        The Partnership's pipeline system and terminals generate a substantial portion of the Partnerships cash flows. The revenues generated by the Partnership's businesses are significantly influenced by demand for refined petroleum products. Operating expenses are principally fixed costs related to routine maintenance and system integrity as well as field and support personnel. Other costs, including power, fluctuate with volumes transported in the Partnership's pipelines or stored in its terminals. Expenses resulting from environmental remediation projects have historically included costs from projects relating both to current and past events. For further discussion of environmental matters, see "Business—Environmental Regulation" under Item 1 of this Annual Report on Form 10-K.

        The Partnership's primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement the Partnership's existing asset base, improve operating efficiencies, and allow increased cash distributions to Unitholders.

Summary of Acquisitions

        In the years 2005, 2006 and 2007, the Partnership significantly expanded its operations through the following asset acquisitions:

  •
  In May 2005, the Partnership acquired a refined petroleum products pipeline system comprising of approximately 478 miles of pipeline and four refined products terminals with aggregate storage capacity of approximately 1.3 million barrels located principally in the northeastern United States (the "Northeast Pipelines and Terminals") from affiliates of ExxonMobil Corporation ("ExxonMobil") for a purchase price of $175.0 million.

  •
  In December 2005, the Partnership acquired a 26-mile pipeline and a 40% interest in a joint venture that owns another refined petroleum products pipeline and terminal in the midwestern United States. It also acquired a refined petroleum products terminal and related assets (including certain railroad offloading facilities) located in Taylor, Michigan for a purchase price of $20.0 million.

  •
  On January 1, 2006, the Partnership acquired a refined petroleum products terminal located in Niles, Michigan, with aggregate storage capacity of 630,000 barrels from affiliates of Shell Oil Products U.S. for a purchase price of $13.0 million.

  •
  On January 31, 2006, the Partnership acquired a natural gas liquids pipeline (the "NGL Pipeline") with aggregate mileage of approximately 350 miles from BP Pipelines (North America) Inc. for approximately $87.0 million. The NGL Pipeline extends generally from Wattenberg, Colorado to Bushton, Kansas.

  •
  On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan, with aggregate storage capacity of 1,263,000 barrels for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006.

  •
  On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York with aggregate storage capacity of 180,000 barrels for approximately $2.3 million.

  •
  On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin, with aggregate storage capacity of 507,000 barrels and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin, with aggregate storage capacity of 227,000 for approximately $15.2 million.

        The acquired assets set forth above have been included in the Partnership's operations from their dates of acquisition.

        Before the date of this filing, Buckeye made the following acquisitions:

        On January 18, 2008, the Partnership acquired all of the member interests in Lodi Gas Storage, L.L.C. ("Lodi Gas"), which owns two natural gas storage facilities that provide an aggregate of approximately 22 billion cubic feet of working gas capacity, for cash consideration of approximately $432.0 million.

        On February 8, 2008, the Partnership acquired all of the member interests in Farm & Home Oil Company LLC ("Farm & Home"), which owns five petroleum product terminals and other distribution assets in northeastern and central Pennsylvania and surrounding areas, for total cash consideration of approximately $145.5 million.

        On February 19, 2008, the Partnership acquired a terminal in Niles, Michigan and a 50% ownership interest in a terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.5 million.

Operating Segments

        The Partnership has determined that its 2007, 2006 and 2005 operations are appropriately presented in three operating segments:

  •
  Pipeline Operations;

  •
  Terminalling and Storage; and

  •
  Other Operations.

Pipeline Operations Segment:

        The Pipeline Operations segment receives petroleum products including gasoline, jet fuel, diesel fuel and other distillates and natural gas liquids from refineries, connecting pipelines and bulk and marine terminals and transports those products to other locations by pipeline for a fee. As of December 31, 2007, this segment owned and operated approximately 5,400 miles of pipelines in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage Segment:

        The Terminalling and Storage segment provides bulk storage and terminal throughput services. At December 31, 2007, this segment consisted of 50 active terminals that had the capacity to store an aggregate of approximately 19.6 million barrels of refined petroleum products. The terminals are located in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania and Wisconsin.

Other Operations Segment:

        The Other Operations segment consists primarily of the Partnership's operation of third-party pipelines owned principally by major petrochemical companies pursuant to operations and maintenance contracts. The third party pipelines are located primarily in Louisiana, Ohio, and Texas. This segment also includes the provision by the Partnership, through its Buckeye Gulf Coast subsidiary, of pipeline construction management services, typically on a cost plus a fixed fee basis. The Other Operations segment also includes the Partnership's ownership and operation of an ammonia pipeline acquired in November 2005, and its majority ownership of a crude butadiene pipeline located in Texas.

Results of Operations

Summary

        The Partnership has recorded increased revenues, operating income and net income in 2007 compared to 2006, and 2006 compared to 2005, primarily due to the expansion of the Partnership's operations through pipeline and terminal acquisitions, increases in interstate pipeline tariff rates and terminalling throughput fees. Overall pipeline volumes have remained flat in 2007 as compared to 2006.

        Summary operating results for the Partnership were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per unit amounts)
Revenue	$519,347	$461,760	$408,446
Costs and expenses	317,267	284,693	247,133

Operating income	202,080	177,067	161,313
Other income (expenses)	(46,724)	(66,827)	(61,355)

Net income	$155,356	$110,240	$99,958

Allocation of net income:
Net income allocated to General Partner	$27,796	$6,763	$669

Net income allocated to Limited Partners	$127,560	$103,477	$99,289

Earnings per limited partner unit-basic	$3.03	$2.64	$2.69

Earnings per limited partner unit-diluted	$3.03	$2.64	$2.69

Weighted average number of limited partner units outstanding:
Basic	42,051	39,165	36,864

Diluted	42,101	39,202	36,901

        The Partnership's net income in 2007 and 2006 reflects amendments to the Partnership's Incentive Compensation Agreement and Agreement of Limited Partnership which recharacterized the incentive compensation paid to the General Partner from a compensation payment to a partnership distribution, as described in Note 2 to the Partnership's consolidated financial statements. These amendments affected the Partnership's results of operations in the fourth quarter of 2006 and the entire 2007 fiscal year. Net income for 2007 and 2006 was $30.0 million and $6.6 million, respectively, higher than it would have been if the Partnership's Incentive Compensation Agreement and Agreement of Limited Partnership had not been amended.

        Earnings per limited partner unit, as shown above, were impacted by the issuance of approximately 2.0 million LP Units in December 2007, 2.5 million LP Units in August 2007, 1.7 million LP Units in March 2007, 1.5 million LP Units in March 2006, 2.5 million LP Units in May 2005, and 1.1 million LP Units in February 2005.

EBITDA and Adjusted EBITDA

        The following table summarizes EBITDA and adjusted EBITDA for the Partnership for the years ended December 31, 2007, 2006 and 2005. EBITDA, a measure not defined under generally accepted accounting principles ("GAAP"), is defined by the Partnership as income before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization. Adjusted EBITDA, also a non-GAAP measure, is defined as EBITDA plus the General Partner incentive compensation expense. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating profit, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

        Because EBITDA and Adjusted EBITDA exclude some items that affect net income and these items may vary among other companies, the EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies. The Partnership has provided Adjusted EBITDA in addition to EBITDA because, commencing in the fourth quarter of 2006, the Partnership reports incentive payments to the General Partner as partnership distributions, rather than incentive compensation expense, which is how such payments were reported in periods prior to the fourth quarter of 2006. See Note 2 to the Partnership's consolidated financial statements for a further discussion of this change. Accordingly, the General Partner incentive compensation presented below includes only three quarters of incentive payments for 2006 and does not include the $6.6 million incentive payment paid in the fourth quarter of 2006. In 2007, and future periods thereafter, net income will not include the General Partner incentive payments. Management of the Partnership uses EBITDA and Adjusted EBITDA as performance measures to assist in the analysis and assessment of the Partnership's operations, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities. The Partnership believes that investors benefit from having access to the same financial measures used by the Partnership's management.

        EBITDA and Adjusted EBITDA for each of the years ended December 31, 2007, 2006 and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net income per GAAP	$155,356	$110,240	$99,958
Interest and debt expense	50,378	52,113	43,357
Income tax expense	763	595	866
Depreciation and amortization	44,651	44,039	36,760

EBITDA	251,148	206,987	180,941
General Partner incentive compensation	—	18,277	20,180

Adjusted EBITDA	$251,148	$225,264	$201,121

Segment Results

        Revenues, operating income, total costs and expenses and depreciation and amortization by operating segment for each of the three years ended December 31, 2007, 2006 and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Pipeline Operations	$379,345	$350,909	$306,849
Terminalling and Storage	103,782	81,267	68,822
Other Operations	36,220	29,584	32,775

Total	$519,347	$461,760	$408,446

Operating Income:
Pipeline Operations	$150,295	$140,538	$124,245
Terminalling and Storage	42,843	29,120	29,666
Other Operations	8,942	7,409	7,402

Total	$202,080	$177,067	$161,313

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$229,050	$210,371	$182,604
Terminalling and Storage	60,939	52,147	39,156
Other Operations	27,278	22,175	25,373

Total	$317,267	$284,693	$247,133

Depreciation and amortization:
Pipeline Operations	$37,411	$37,219	$31,196
Terminalling and Storage	5,610	5,180	4,212
Other Operations	1,630	1,640	1,352

Total	$44,651	$44,039	$36,760

        Results of operations are affected by factors that include general economic conditions, weather, competitive conditions, demand for refined petroleum products, seasonal factors and regulation. See Item 1 "Business—Competition and Other Business Considerations."

2007 Compared to 2006

        Total revenues for the year ended December 31, 2007 were $519.3 million, an increase of $57.5 million, or 12.5%, as compared to revenue of $461.8 million for the same period in 2006. The improvement in revenue in 2007 as compared to 2006 resulted from increased revenue in Pipeline Operations of $28.4 million, or 8.1%, increased revenues in Terminalling and Storage of $22.5 million, or 27.7%, and increased revenues in Other Operations of $6.6 million, or 22.4%.

        Operating income in 2007 increased to $202.1 million from $177.1 million in 2006. The Partnership's net income for 2007 was $155.4 million compared to net income in 2006 of $110.2 million. Net income per LP Unit was $3.03 in 2007 compared to net income per LP Unit of $2.64 in 2006.

  Revenues

        Pipeline Operations:

        Revenue from Pipeline Operations was $379.3 million in 2007 compared to $350.9 million in 2006. The revenue increase in Pipeline Operations in 2007 of $28.4 million or 8.1% was primarily the result of:

  •
  An approximate $21.1 million net increase in base transportation revenue caused primarily by an indexed-based tariff increase of approximately 4.3% implemented on July 1, 2007, a market-based tariff increase of approximately 4.5% implemented on May 1, 2007, and an increase of 3.3% in jet fuel volumes delivered;

  •
  Incremental revenue of approximately $4.0 million in 2007 compared to 2006 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport in April 2006;

  •
  Recognition and collection of approximately $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer;

  •
  Incremental revenue of $1.7 million for the entire 2007 fiscal year from the NGL pipeline as compared to eleven months of revenue in 2006 as the NGL pipeline was acquired by the Partnership on January 31, 2006; and

  •
  An approximate $2.3 million reduction in revenue representing the settlement of overages and shortages on product deliveries.

        The Partnership has experienced shortages on its pipeline product deliveries during 2007 and the latter part of 2006 in excess of historical variances. Partnership personnel are actively investigating measurement equipment issues that may be the cause of the increased shortages.

        Product deliveries for each of the three years ended December 31 were as follows:

	Average Barrels Per Day
Product
	2007	2006	2005
Gasoline	717,900	722,300	721,200
Distillate	320,100	324,200	323,600
Jet Fuel	362,700	351,300	319,600
LPG's	19,300	22,500	16,300
Natural gas liquids	20,400	19,800	—
Other products	7,000	10,200	4,700

Total	1,447,400	1,450,300	1,385,400

Terminalling and Storage:

        Revenue from Terminalling and Storage was $103.8 million for the year ended December 31, 2007 compared to $81.3 million for the year ended December 31, 2006. The revenue increase in Terminalling and Storage of $22.5 million or 27.7% was primarily the result of:

  •
  An approximate $11.4 million increase in base revenue primarily related to increases in throughput volumes, charges for product additives and product recoveries from vapor recovery units in 2007 compared to 2006;

  •
  Additional revenue of $6.7 million in 2007 compared to 2006 primarily due to the acquisition of six terminals in 2007, as more fully described in Note 4 to the accompanying consolidated financial statements; and

  •
  Additional revenue of $2.0 million in 2007 compared to 2006 due to the commencement of certain butane blending agreements in the latter part of 2006 that continued through the entire 2007 fiscal year.

        Average daily throughput for all refined petroleum products terminals for the three years ended December 31 was as follows:

	Average Barrels Per Day Year Ended December 31,
	2007	2006	2005
Refined products throughput (barrels per day)	569,800	494,300	419,200

        Other Operations:

        Revenue from Other Operations was $36.2 million in 2007 compared to $29.6 million in 2006. The revenue increase in Other Operations of $6.6 million or 22.3% was primarily the result of:

  •
  An increase of $2.9 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2006;

  •
  An increase of $2.8 million in construction management revenue related to additional services requested by customers during 2007; and

  •
  An increase of $0.9 million in incidental revenue due to the sale of miscellaneous equipment in 2007.

  Operating Expenses

        Costs and expenses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Costs and Expenses
	2007	2006	2005
	(In thousands)
Payroll and payroll benefits	$88,810	$78,519	$72,882
Depreciation and amortization	44,651	44,039	36,760
Outside services	39,556	35,761	24,408
Operating power	31,317	28,967	26,240
Property and other taxes	22,229	20,872	16,579
Insurance and casualty losses	13,946	11,426	13,105
Construction management	11,007	8,390	8,932
Supplies	11,099	7,887	5,878
Rentals	11,730	10,295	8,740
All other	42,922	38,537	33,609

Total	$317,267	$284,693	$247,133

        Payroll and payroll benefits were $88.8 million for the year ended December 31, 2007, an increase of $10.3 million compared to the comparable period of 2006. Increases in salaries and wages of $7.0 million were attributed to an increase in the number of employees and overtime pay due to the Partnership's expanded operations and higher wage rates. In 2007, the Partnership experienced an increase of $2.4 million in employee incentive compensation expense. During 2006, the Partnership experienced a decrease in payroll benefit expense of approximately $2.0 million as a result of a reduction of the fair value of the Partnership's "top-up" liability under a services agreement with Services Company, which required the Partnership to make cash payments to Services Company in amounts sufficient for Services Company's Employee Stock Ownership Plan to make payments due under a Note Agreement. Payroll and payroll benefit expense was offset by another reduction of the fair value of the Partnership's "top-up" liability of $0.5 million in 2007. Payroll and payroll benefits also increased due to a decrease in capitalized payroll and benefits of $1.3 million. Approximately $1.1 million of payroll and payroll benefit expense is related to recent acquisitions. The Partnership experienced an increase of $0.9 million in major medical costs during 2007. These increases were offset by a decrease of $3.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company's postretirement health care and life insurance benefits plan.

        Depreciation and amortization expense was $44.7 million for the year ended December 31, 2007, an increase of $0.6 million from the year ended December 31, 2006, which is primarily due to recent acquisitions and depreciation expense for the entire 2007 fiscal year related to the terminal and pipeline at the Memphis International Airport in April 2006.

        Outside services costs were $39.6 million for the year ended December 31, 2007, or $3.8 million greater than the same period in 2006. Approximately $0.7 million of the increase is related to recent acquisitions. Approximately $0.6 million of the increase is related to corporate development and investor relations initiatives. The remaining increase of $2.5 million is due to additional pipeline and tank inspections and maintenance work that occurred during 2007.

        Operating power costs of $31.3 million for the year ended December 31, 2007 were $2.4 million higher than the same period in 2006. The increase is primarily due to higher power supply additive expense of $0.9 million. The remaining increase of $1.5 million is due to power rate increases offset by a slight reduction in pipeline volumes. Operating power consists primarily of electricity required to operate pipeline pumping facilities.

        Property and other taxes increased by $1.3 million from $20.9 million for the year ended December 31, 2006 to $22.2 million for the same period in 2007. Approximately $0.6 million of the increase is related to recent acquisitions. The remainder of the increase is due to higher real property assessments over the same period in 2006.

        Insurance costs and casualty losses were $13.9 million in 2007, which is an increase of $2.5 million over the comparable period in 2006. Approximately $2.1 million of the increase is due to higher insurance premiums. Recent acquisitions added additional insurance expense of $0.3 million in 2007.

        Supplies expense was $11.1 million in 2007, an increase of $3.2 million from 2006. Approximately $2.2 million of the increase is due an increase in use of terminal additives as a result of increased activity at the Partnership's terminals. The remainder of the increase is due to higher consumption of other supplies needed to operate the Partnership's pipelines and terminals in general.

        Rental expense increased by $1.4 million from $10.3 million for the year ended December 31, 2006 to $11.7 million for the same period in 2007. Approximately $0.8 million of the increase is related to higher office rent due to the Partnership's relocation of its corporate offices in 2006. The remainder of the increase is principally due to increases in rights of way expense for the Partnership's pipelines and terminals.

        Construction management costs were $11.0 million in 2007, which is an increase of $2.6 million from the prior year, and was due to an increase in construction activity.

        All other costs were $42.9 million, an increase of $4.4 million for the year ended December 31, 2007 compared to 2006. Other costs related to recent acquisitions were $0.9 million. The increase reflects $0.8 million of costs associated with fuel purchases by WesPac Pipelines—Reno LLC related to a product-supply arrangement. The remainder of the increases related to various other pipeline operating costs resulting from Buckeye's expanded operations.

        Total other income (expense) for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Investment and equity income	$8,965	$7,296	$5,940
Interest and debt expense	(50,378)	(52,113)	(43,357)
General Partner incentive compensation	—	(18,277)	(20,180)
Minority interests and other	(5,311)	(3,733)	(3,758)

Total	$(46,724)	$(66,827)	$(61,355)

        Investment and equity income for the year ended December 31, 2007 was $9.0 million, which is an increase of $1.7 million from the comparable period in 2006. The increase is primarily due to an increase in equity income earned from the Partnership's approximate 40% interest in Muskegon Pipeline LLC, 20% interest in West Texas LPG Pipeline Limited Partnership and 25% interest in West Shore Pipe Line Company.

        Interest and debt expense was $50.4 million in the year ended December 31, 2007, which is a decrease of $1.7 million from interest and debt expense of $52.1 million in 2006. The decrease is due to a decrease in interest expense on the Partnership's credit facility resulting from lower balances outstanding in 2007 as compared to 2006.

        General Partner incentive compensation was recorded as an expense of $18.3 million for the year ended December 31, 2006. As discussed above, the Partnership's Incentive Compensation Agreement and Agreement of Limited Partnership were amended in August 2006 to recharacterize the incentive payments to distributions rather than compensation payments. As a result, the Partnership did not record General Partner incentive compensation expense in 2007.

        Minority interests and other for the year ended December 31, 2007 was $5.3 million, which is an increase of $1.6 million compared to the same period in 2006. The increase is primarily due to a full year of operations of the terminal and pipeline at the Memphis International Airport by WesPac Pipelines—Memphis LLC.

2006 Compared to 2005

  Revenues

        Total revenues for the year ended December 31, 2006 were $461.8 million, which is an increase of $53.4 million, or 13.1%, from revenue of $408.4 million in 2005.

        Operating income in 2006 increased to $177.1 million from $161.3 million in 2005. The Partnership's net income for 2006 was $110.2 million compared to net income in 2005 of $100.0 million. Net income per LP Unit was $2.64 in 2006 compared to net income per LP Unit of $2.69 in 2005. Net income per LP Unit in 2006 includes an increase in the average number of LP Units outstanding to 39.2 million from an average of 36.9 million LP Units outstanding during 2005.

  Pipeline Operations:

        Revenue from pipeline transportation of petroleum products was $350.9 million in 2006 compared to $306.8 million in 2005. The increase of $44.1 million was due primarily to higher volumes associated with pipeline assets acquired in 2006, or acquired in 2005 and operated for a full year in 2006, as well as tariff rate increases in connection with certain of the Partnership's pipelines. More specifically, the increase in revenue in 2006 as compared to 2005 was due in part to:

  •
  Incremental revenue of approximately $12.1 million in 2006 compared to 2005 resulting from the commissioning of the terminal and pipeline at the Memphis International Airport in April 2006;

  •
  An approximate $11.2 million net increase in base transportation revenue caused primarily by tariff rate increases;

  •
  Incremental revenue of $10.8 million from the NGL pipeline in 2006 due to the Partnership acquiring the NGL pipeline on January 31, 2006;

  •
  Incremental revenue of approximately $8.0 million in 2006 compared to 2005 resulting from the pipelines purchased as part of the Northeast Pipelines and Terminals acquisition in May 2005;

  •
  A $4.0 million increase in incidental revenue primarily from increased revenues under a jet fuel product supply arrangement at the Reno-Tahoe International Airport;

  •
  A $3.8 million increase in revenue from jet fuel volumes delivered; and

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

  Operating Expenses

        Payroll and payroll benefits costs were $78.5 million in 2006, an increase of $5.6 million compared to the comparable period in 2005. Of this increase, approximately $3.5 million was related to the hiring of additional employees as a result of recent acquisitions. Increases in salaries and wages of $6.0 million resulted from an increase in the number of employees and overtime pay due to the Partnership's expanded operations and higher wage rates. The Partnership also experienced an increase in benefit costs of $0.4 million. These increases were partially offset by an increase of capitalized payroll of $0.8 million resulting from increased charges to capital projects by internal personnel and a decrease in severance pay. The Partnership incurred expense of $0.4 million for severance pay in 2005 which did not occur during 2006. During 2006, the Partnership experienced a decrease in payroll benefit expense of approximately $2.0 million as a result of a reduction of the fair value of the Partnership's "top-up" liability under a services agreement with Services Company, which required the Partnership to make cash payments to Services Company in amounts sufficient for Services Company's Employee Stock Ownership Plan to make payments due under a Note Agreement. Payroll and benefits expense was also reduced by $1.1 million in 2006 compared to 2005 as a result of lower incentive compensation accruals. In 2006, the Partnership accrued approximately $0.9 million in annual incentive compensation for employees, compared to approximately $2.0 million in 2005.

        Depreciation and amortization expense of $44.0 million increased by $7.3 million in 2006 over 2005. Depreciation related to acquisitions completed in 2006 was $3.5 million. The Partnership also incurred depreciation expense of $0.7 million related to the terminal and pipeline at the Memphis International Airport which commenced operations in April 2006. The remaining increase resulted from assets placed into service during 2006.

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

        Property and other taxes were $20.9 million in 2006, an increase of $4.3 million over 2005. Of this increase, $1.1 million related to acquisitions completed in 2006. As more fully discussed in the consolidated financial statements, the Partnership incurred a $0.6 million charge related to a penalty assessment received from the IRS for failure to file excise tax information returns in a timely fashion. These increases were offset by a reimbursement of $0.9 million in 2006 for certain property taxes under an operating service agreement. The remainder of the increase was due to increased real estate property assessments over the same period in 2005.

        Insurance costs and casualty losses were $11.4 million in 2006, which is a decrease of $1.7 million over the comparable period in 2005. Casualty losses decreased by $2.5 million. The Partnership had significant pipeline and terminal releases in 2005 that did not recur in 2006. These decreases were offset by an increase in insurance costs of $0.8 million which was primarily due to recent acquisitions.

        Supplies expense was $7.9 million in 2006, an increase of $2.0 million from 2005. Approximately $1.5 million of the increase is due an increase in use of terminal additives as a result of increased activity at the Partnership's terminals. Recent acquisitions added $0.3 million of supplies expense. The remainder of the increase is due to higher consumption of other supplies needed to operate the Partnership's pipelines and terminals.

        Rental expense increased by $1.6 million from $8.7 million for the year ended December 31, 2005 to $10.3 million for the same period in 2006. Approximately $0.7 million is due to an increase in rights of way expense which is primarily due to start of operations of the pipeline and terminal at the Memphis International Airport. Approximately $0.5 million is related to higher office rent which is primarily due to the Partnership's relocation of its corporate offices in 2006.

        Construction management costs were $8.4 million in 2006, a decrease from the prior year of $0.5 million. The decrease was a result of the absence of a significant construction contract that was completed in 2005.

        All other costs were $38.5 million in 2006 compared to $33.6 million in 2005, an increase of $4.9 million. The increase reflects $3.1 million of costs associated with jet fuel purchases by WesPac Pipelines—Reno LLC related to a jet fuel supply arrangement, with corresponding revenue included in the Partnership's incidental revenue. Other costs related to recent acquisitions were $1.4 million. The remainder of the increases related to various pipeline operating costs resulting from the Partnership's expanded operations.

        Investment and equity income for the year ended December 31, 2006 was $1.4 million higher than 2005. The increase was principally a result of equity income earned from the Partnership's approximate 40% interest in Muskegon Pipeline LLC which was acquired in December 2005.

        Interest and debt expense for the year ended December 31, 2006 was $8.8 million higher than 2005. The Partnership incurred approximately $3.3 million of additional interest expense in 2006 because its 5.125% Notes, which were issued in June of 2005, were outstanding for the entire 2006 fiscal year. The balance of the increase in interest expense in 2006 resulted from higher average balances outstanding and higher interest rates on the Partnership's revolving credit facility.

        General Partner incentive compensation was $18.3 million for the year ended December 2006, as compared to $20.2 million in 2005, a decrease of $1.9 million. As noted above, the Partnership's Incentive Compensation Agreement and Agreement of Limited Partnership were amended to recharacterize the incentive payments to partnership distributions rather than compensation payments. This change reduced the amount reported as a compensation expense in 2006 by $6.6 million.

Liquidity and Capital Resources

        The Partnership's financial condition at December 31, 2007, 2006, and 2005 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of December 31,
	2007	2006	2005
Current ratio(1)	2.2 to 1	1.4 to 1	1.6 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	1.5 to 1	0.8 to 1	1.0 to 1
Working capital—(in thousands)(2)	$107,844	$39,878	$36,215
Ratio of total debt to total capital(3)	0.44 to 1	0.55 to 1	0.54 to 1
Book Value per unit(4)	$23.72	$20.40	$19.88

    (1)
    current assets divided by current liabilities

    (2)
    current assets minus current liabilities

    (3)
    long-term debt divided by long-term debt plus total partners' capital

    (4)
    total partners' capital divided by total units outstanding at year-end.

        During 2007, 2006 and 2005, the Partnership's principal sources of cash were cash from operations, borrowings under its revolving credit facility and proceeds from the financing transactions described under "Cash Flows from Financing Activities" below. The Partnership's principal uses of cash are capital expenditures, investments and acquisitions, distributions to Unitholders and repayments of borrowings.

        At December 31, 2007, the Partnership had $850.0 million aggregate principal amount of long-term debt, which consisted of $300 million of the Partnership's 4.625% Notes due 2013 (the "4.625% Notes"), $275.0 million of the Partnership's 5.300% Notes due 2014 (the "5.300% Notes"),

$150.0 million of the Partnership's 6.75% Notes due 2033 (the "6.75% Notes") and $125.0 million of the Partnership's 5.125% Notes due 2017 (the "5.125% Notes").

  Credit Facility.

        The Partnership has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the "Credit Facility"), which maybe extended up to $800.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility's maturity date is August 24, 2012 which may be extended by the Partnership for up to two additional one year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank's prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor's and Moody's Investor Services for the Partnership's senior unsecured non-credit enhanced long-term debt. At December 31, 2007, the Partnership did not have amounts outstanding under the Credit Facility. At December 31, 2006, the Partnership had $145.0 million outstanding under the Credit Facility. At December 31, 2007 and 2006, the Partnership had committed $1.5 million and $2.1 million in support of letters of credit, respectively. The obligations for letters of credit are not reflected as debt on the Partnership's consolidated balance sheet.

        The Credit Facility requires the Partnership to maintain a specified ratio (the "Funded Debt Ratio") of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility. The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At December 31, 2007, the Partnership's Funded Debt Ratio was 3.4.

        In addition, the Credit Facility contains other covenants, including but not limited to, limiting the Partnership's ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At December 31, 2007, the Partnership was in compliance with the covenants under its Credit Facility.

        On January 23, 2008, the Partnership entered into an amendment to the Credit Facility, which permits certain subsidiaries to incur up to $250.0 million of indebtedness. The amendment also permits these subsidiaries to: (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels. This debt, subject to certain conditions, is excluded when calculating the above-described Funded Debt Ratio.

  Derivative Instruments

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007 and 2006 related to the amortization of the gain on the interest rate swap.

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payments only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The amount will be amortized as interest expense over the life of the debt.

        The Partnership's financial strategy is to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional LP Units in connection with the Partnership's acquisitions and internal growth activities in order to maintain acceptable financial ratios, including total debt to total capital. From 2003 through 2007 the Partnership has raised net proceeds of approximately $799.7 million from the issuance of its LP Units in support of its acquisition and growth strategies. The Partnership may issue additional LP Units in 2008 and beyond to partially fund acquisitions and internal growth activities, market conditions permitting. The Partnership is subject, however, to changes in the equity markets for its LP Units, and there can be no assurance the Partnership will be able or willing to access the public or private markets for its LP Units in the future. If the Partnership were unable to issue additional LP Units, the Partnership would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs.

Cash Flows from Operations

        The components of cash flows from operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Cash Flow from Operations
	2007	2006	2005
	(In thousands)
Net income	$155,356	$110,240	$99,958
Depreciation and amortization	44,651	44,039	36,760
Minority interests	5,261	4,600	3,758
Changes in current assets and liabilities	(1,753)	(9,791)	(1,086)
Changes in non-current assets and liabilities	(5,493)	(232)	4,587
Other	(535)	108	(1,499)

Total	$197,487	$148,964	$142,478

        Cash flows from operations were $197.5 million in 2007, compared to $149.0 million in 2006, an increase of $48.5 million. The primary cause of this increase is the improvement in Buckeye's net income for the period of $45.1 million in 2007 compared to 2006. As discussed previously, net income in 2006 included incentive compensation expense of $18.3 million. This increase was offset by a reduction in other non-current assets and liabilities of $5.5 million and an additional $1.8 million of cash used for working capital.

        Cash used for working capital resulted primarily from a reduction in accounts payable of $6.5 million which was offset by reductions in trade receivables of $3.4 million and prepaid and other current assets of $1.2 million and an increase in accrued and other current liabilities of $1.4 million. The reduction in accounts payable is due to the timing of the payment of invoices at year end in 2007 as compared to 2006. The reduction in trade receivables is due to improvement in the timing of collections. The reduction in prepaid and other current assets is a result of decreases in insurance receivables from insurance companies related to environmental remediation expenditures and prepaid insurance which were partially offset by increases in prepaid taxes and excise tax receivables. The increase in accrued and other current liabilities is due to increases in accrued taxes offset by a reduction in environmental liabilities.

        During 2006, the increase in cash used in working capital resulted primarily from increases in trade receivables of $12.2 million and prepaid and other current assets of $22.8 million. The increase in trade receivables was principally due to the expansion of the Partnership's business (the acquisition of the NGL Pipeline and certain terminals along with the commencement of operations of the pipeline and terminal at the Memphis International Airport), as well as the timing of pipeline billings at year-end. The increase in prepaid and other current assets resulted from receivables of $6.3 million related to activities on the ammonia pipeline purchased by the Partnership in November 2005, increases of $8.5 million resulting from amounts determined to be recoverable from insurance companies related to environmental remediation expenditures, an increase in prepaid insurance of $2.6 million as well as other increases totaling $4.4 million. A portion of the insurance receivables related to amounts billed to the insurance companies, with the balance relating to anticipated future expenditures at identified remediation sites. These decreases in cash were partially offset by an increase in accrued and other current liabilities of $18.0 million. Of this increase, $6.1 million related to payables arising from activity on the ammonia pipeline purchased in November 2005, $5.5 million related to the current portion of environmental liabilities (a portion of which is recoverable from insurance as described above) and $4.8 million related to other current liabilities. The change in other assets and liabilities resulted principally from the absence in 2006 of the accrual of certain long-term environmental liabilities which occurred in 2005.

Cash Flows from Investing Activities

        Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Investing Activities
	2007	2006	2005
	(In thousands)
Capital expenditures	$(67,867)	$(92,674)	$(77,772)
Acquisitions and equity investments	(40,726)	(94,253)	(210,199)
Net expenditures for disposal of property, plant and equipment	(12)	1,485	(2)

Total	$(108,605)	$(185,442)	$(287,973)

        In 2007, the Partnership expended $39.8 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership. See the consolidated financial statements for a further discussion.

        In 2006, the Partnership paid $94.3 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of the Niles, Michigan terminal and approximately $2.5 million for miscellaneous asset acquisitions.

        In 2005, cash used for investments and acquisitions consisted of $176.3 million for the Northeast Pipelines and Terminals with the balance expended in connection with a terminal acquisition in Taylor, Michigan, a deposit of $7.7 million for the NGL Pipeline, the purchase of an ammonia pipeline located near Houston, TX and the acquisition of the 25% of WesPac Pipelines—Reno LLC not previously owned by the Partnership. In addition, in December 2005, the Partnership acquired an approximately 26-mile pipeline and a 40% interest in Muskegon Pipeline LLC ("Muskegon"), which owns an approximately 170-mile pipeline that extends from Griffith, IN to Muskegon, MI (together, the "Pipeline Interests"). The Pipeline Interests were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of the Partnership's pipelines and a terminal. The Partnership has recorded the Pipeline Interests at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon.

        Capital expenditures are summarized below:

	Capital Expenditures
	2007	2006	2005
	(In millions)
Sustaining capital expenditures:
Operating infrastructure	$22.6	$20.6	$12.9
Pipeline and tank refurbishments	11.2	9.6	10.5

Total sustaining	33.8	30.2	23.4
Expansion and cost reduction	34.1	62.5	54.4

Total	$67.9	$92.7	$77.8

        Buckeye incurred $33.8 million of sustaining capital expenditures and $34.1 million of expansion and cost reduction expenditures in 2007. Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes, ongoing capacity improvements of the pipeline and terminal at the Memphis International Airport and various ethanol blending and ultra low sulfur diesel projects at the Partnership's terminals.

        Buckeye expects to spend approximately $130.0 million in capital expenditures in 2008, of which approximately $37.0 million is expected to relate to sustaining capital expenditures and $93.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.

        In 2006, Buckeye incurred $30.2 million of sustaining capital expenditures and $62.5 million of expansion and cost reduction expenditures. The increase in sustaining capital expenditures related principally to construction of leasehold improvements to Buckeye's new administrative offices in Breinigsville, Pennsylvania and transition capital expenditures related to assets purchased in late 2005 and in 2006. Expansion projects in 2006 included $12.4 million to complete an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, $12.1 million for the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and $11.9 million for a capacity expansion in Illinois to handle additional LPG volumes. Other expansion projects underway in 2006 included various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by Buckeye, and an expansion of pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.

        Until December 31, 2005, Buckeye's initial pipeline integrity expenditures for internal inspections had been capitalized as part of pipeline cost when such expenditures improved or extended the life of the pipeline or related assets. Subsequent pipeline integrity expenditures for internal inspections have been expensed as incurred. As of January 1, 2006, Buckeye began expensing all internal inspections for pipeline integrity, whether or not such expenditures were for the initial or subsequent internal inspection. In 2007 and 2006, approximately $10.9 million and $10.5 million, respectively, of integrity costs were expensed compared to $3.0 million in 2005. Buckeye expects to charge approximately $12.9 million of pipeline integrity expenditures to expense in 2008.

        During 2005, Buckeye expended $33.7 million on an approximately 11-mile pipeline and associated terminal to serve Federal Express at the Memphis International Airport. The project entered commercial service in the first quarter of 2006. Also in 2005, Buckeye expended approximately $9.3 million to complete a major expansion of Buckeye's Laurel pipeline across Pennsylvania. The remaining $11.4 million of expansion and cost reduction capital expended in 2005 related to various other projects including a butane blending project associated with Buckeye's Macungie, Pennsylvania station.

        Total capital expenditures among the Partnership's three operating segments were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Pipeline Operations	$47,563	$79,521	$70,261
Terminalling and Storage	18,341	9,852	6,966
Other Operations	1,963	3,301	545

Total	$67,867	$92,674	$77,772

Cash Flows from Financing Activities

        In order to fund its acquisition and internal growth opportunities, the Partnership issued debt and equity securities and borrowed amounts under its Credit Facility (a portion of which was repaid with the proceeds from the issuance of debt and equity securities) in 2007, 2006 and 2005.

        The Partnership's financing transactions are summarized as follows:

  Equity Securities

        On December 4, 2007, the Partnership issued 2.0 million LP Units in an underwritten public offering at $47.30 per LP Unit. Total proceeds from the offering, after underwriter's discount of $1.00 per LP Unit and offering expenses, were approximately $94.5 million, and were used to reduce amounts outstanding under the Credit Facility and to pre-fund a portion of the amounts required for the acquisition of Lodi Gas in January 2008.

        On August 8, 2007, the Partnership issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit. Proceeds from the offering, after underwriter's discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million and were used to reduce amounts outstanding under Credit Facility.

        On March 5, 2007, the Partnership issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit. On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, the Partnership issued an additional 208,600 LP Units at $48.25 per LP Unit. Proceeds from the offering, including the overallotment option and after underwriter's discount of $0.75 per LP and offering expenses, were approximately $82.2 million and were used to reduce amounts outstanding under the Credit Facility.

        On March 7, 2006, the Partnership issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter's discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million and were used to reduce amounts outstanding under the Partnership's revolving credit facility.

        On May 17, 2005, the Partnership issued 2.5 million LP Units in an underwritten public offering at $45.20 per LP Unit. Proceeds from the offering, after underwriters' discount of $1.80 per LP Unit and offering expenses, were approximately $108.4 million and were used to reduce amounts outstanding under the Partnership's revolving credit facility.

        On February 7, 2005, the Partnership issued 1.1 million LP Units in an underwritten public offering at $45.00 per LP Unit. Proceeds from the offering, after underwriters' discount of $1.46 per LP Unit and offering expenses, were approximately $47.7 million and were used to reduce amounts outstanding under the Partnership's revolving credit facility and to fund the Partnership's expansion and cost reduction capital expenditures.

  Debt Securities

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition.

        On June 30, 2005, the Partnership sold $125 million aggregate principal amount of its 5.125% Notes due July 1, 2017 in an underwritten public offering. Proceeds from the note offering, after underwriters' fees and expenses, were approximately $123.5 million. Proceeds from the offering were used in part to repay $122.0 million that was outstanding under the Credit Facility.

        In addition to the above, the Partnership borrowed $155.0 million, $177.0 million and $250.0 million, and repaid $300.0 million, $82.0 million and $273.0 million under the Credit Facility (and its predecessor facility) in 2007, 2006 and 2005, respectively.

  Distributions

        Distributions to Unitholders increased to $164.3 million in 2007 compared to $125.5 million in 2006 and $104.3 million in 2005. Distributions in 2007 increased over 2006 primarily as a result of increases in the unit distribution rate and the issuance of the 6.2 million LP Units in 2007. Additionally, distributions increased in 2007 over 2006 by $30.0 million as a result of incentive payments to the General Partner being treated as distributions rather than compensation payments beginning in the fourth quarter of 2006. Distributions in 2006 increased over 2005 primarily as a result of increases in the unit distribution rate and the issuance of the 1.5 million LP Units in 2006.

Debt Obligations and Other Financing

        At December 31, 2007, the Partnership had $850.0 million in aggregate principal amount of long-term debt outstanding, which consisted of $300 million of the Partnership's 4.625% Notes, $275.0 million of the Partnership's 5.300% Notes, $150.0 million of the Partnership's 6.75% Notes and $125.0 million of the Partnership's 5.125%. At December 31, 2007, the Partnership did not have amounts outstanding under the Credit Facility and had $1.5 million allocated in support of certain operational letters of credit.

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payments only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The amount will be amortized as interest expense over the life of the debt.

        On February 8, 2008, in connection with the Partnership's acquisition of Farm & Home, Farm & Home entered into the Seventh Amendment to the Loan and Security Agreement, dated December 16, 2004 as amended (the "Farm & Home Agreement"), between Farm & Home and a syndicate of banks, which permitted, among other things, Farm & Home to be acquired by the Partnership. The Partnership was permitted to assume the Farm & Home Agreement as a result of the January 28, 2008 amendment to the Credit Facility discussed above. The Farm & Home Agreement, provides for a working capital line of credit of up to $100 million ($140 million until April 30, 2008) with interest at Farm & Home's election at either the prime rate (as defined in the Farm & Home Agreement) minus 0.5% or LIBOR plus $1.35% on the first $50 million of borrowings and LIBOR plus 1.65% for borrowings in excess of $50 million. The Farm & Home Agreement also permits letters of credit of up to $3.5 million. The Farm & Home Agreement is secured by liens on substantially all of the assets of Farm & Home.

        The Farm & Home Agreement contains financial covenants requiring Farm and Home to maintain:

  •
  a Tangible Net Worth equal to the greater of approximately $33.7 million for the period June 20, 2007 through June 29, 2008, and thereafter equal to prior periods Tangible Net Worth plus 50% of Farm & Home's net income for the fiscal year then ended;

  •
  a ratio of the sum of all indebtedness of Farm & Home to Tangible Net Worth of not greater than 2.50 to 1.00; and

  •
  a ratio of pre-tax income to interest expense of not less than 1.25 to 1.00.

        The Farm & Home Agreement also contains certain negative covenants including restricting Farm & Home's ability to merge or consolidate with another entity, acquiring other businesses, changing its legal organization or engaging in a business or activities materially different from its existing business.

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007 and 2006 related to the amortization of the gain on the interest rate swap.

  Operating Leases

        The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2007 are approximately $5.4 million for each of the next five years.

Substantially all of these lease payments can be canceled at any time should they not be required for operations.

        Buckeye leases space in office buildings and certain copying equipment. Future minimum lease payments under these non-cancelable operating leases at December 31, 2007 were as follows: $1.4 million for 2008, $1.4 million for 2009, $1.4 million for 2010, $1.4 million for 2011, $1.4 million for 2012 and $12.9 million in the aggregate thereafter.

        Rent expense under operating leases was $11.7 million, $10.3 million and $8.7 million for 2007, 2006 and 2005, respectively.

  Contractual Obligations

        Contractual obligations are summarized in the following table:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt	$850,000	$—	$—	$—	$850,000
Interest payable on fixed long-term debt obligations	496,173	44,981	89,963	89,963	271,266
Acquisitions	585,500	585,500	—	—	—
Operating leases	19,863	1,370	2,823	2,782	12,888
Rights-of-way payments	27,175	5,435	10,870	10,870	—
Purchase obligations	32,262	32,262	—	—	—

Total contractual cash obligations	$2,010,973	$669,548	$103,656	$103,615	$1,134,154

        Interest payable on fixed long-term debt obligations includes semi-annual payments required for the Partnership's 4.625% Notes, its 6.75% Notes, its 5.300% Notes and its 5.125% Notes.

        Amounts for acquisitions represent amounts for which Buckeye was contractually obligated to close in the first quarter of 2008, which includes the acquisitions of Lodi Gas and Farm & Home, as described in the Partnership's consolidated financial statements. Buckeye completed the acquisitions of Lodi Gas and Farm & Home on January 18, 2008 and February 8, 2008, respectively.

        Purchase obligations generally represent commitments for recurring operating expenses or capital projects.

        In addition, the Partnership's obligations related to its pension and postretirement benefit plans are discussed in the Partnership's consolidated financial statements.

  Environmental Matters

        The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as the Partnership's own standards relating to protection of the environment, cause the Operating Subsidiaries to incur current and ongoing operating and capital expenditures. Environmental expenses are incurred in connection with emergency response activities associated with the release of petroleum products to the environment from the Partnership's pipelines and terminals, and in connection with longer term environmental remediation efforts which may involve, for example, groundwater monitoring and treatment. The Partnership regularly incurs expenses in connection with these environmental remediation activities. In 2007, the Operating Subsidiaries incurred operating expenses of $7.4 million and at December 31, 2007, had $22.6 million accrued for environmental matters. At December 31, 2007, the Partnership estimates that approximately $5.7 million of environmental expenditures incurred will be covered by insurance. These recovery amounts have not been included in expense in the Partnership's financial statements. The Partnership maintains environmental liability insurance covering all of its pipelines and terminals with a per occurrence deductible in the amount of $3.0 million. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintaining high environmental standards and complying with increasingly rigorous environmental laws.

Employee Stock Ownership Plan

        Services Company provides an employee stock ownership plan (the "ESOP") to the majority of its regular full-time employees hired before September 16, 2004. Effective September 16, 2004, new employees, including employees hired by Services Company from BGC, Buckeye Terminals and Norco on December 26, 2004, do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company. As of December 31, 2007, Services Company owned 2,210,520 LP Units of the Partnership. As of the same date, the ESOP was directly obligated to a third-party lender for $20.8 million of 3.60% Notes due 2011 (the "ESOP Notes"). The ESOP Notes were issued on May 4, 2004 to refinance Services Company's 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are secured by 2,210,520 shares of Services Company's common stock. The Partnership has committed that, in the event that the value of the LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the LP Units owned by Services Company returns to an amount which exceeds the 125% minimum. At December 31, 2007, the value of the LP Units was approximately $109 million, which exceeded the 125% minimum requirement.

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

        The Partnership contributed 2.6 million LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership's obligation to reimburse its general partner and the parent of its general partner for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to its general partner, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, which are required to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the "top-up reserve"), except that the Partnership has no obligation to fund the accelerated portion of the ESOP Notes upon a default. The Partnership also incurs routine ESOP-related administrative costs and taxes associated with taxable income incurred on the sale of LP Units, if any. In 2007 and 2006, ESOP costs were reduced by $0.5 million and $2.0 million as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes were reduced to reflect higher distributions on the LP Units than was previously anticipated. Total ESOP-related costs charged to earnings were $0.2 million in 2005.

Off-Balance Sheet Arrangements

        The Partnership has no off-balance sheet arrangements except for operating leases.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as reported amounts of assets and liabilities. The following describes the estimated risks underlying Buckeye's critical accounting policies and estimates:

  Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

        Property, plant and equipment are generally recorded at cost or fair value. Approximately 84.2% of Buckeye's consolidated assets consist of property, plant and equipment such as pipeline and related transportation facilities, land, rights-of-way, buildings, leasehold improvements and machinery and equipment. The most significant of these assets are pipelines and related facilities, which, consistent with industry practice, are generally depreciated on a straight line basis over an estimated useful life of 50 years. Depreciation is the systematic and rational allocation of an asset's cost or fair value, less its residual value (if any), to the periods it benefits. Straight line depreciation results in depreciation expense being incurred evenly over the life of an asset.

        The determination of an asset's useful life requires assumptions regarding a number of factors including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense that could have a material impact on our financial statements.

        At December 31, 2007 and 2006, the net book value of Buckeye's consolidated property, plant and equipment was $1.8 billion and $1.7 billion, respectively. Depreciation expense was $39.4 million and $38.7 million for the years ended December 31, 2007 and 2006, respectively. Buckeye does not believe that there is a reasonable likelihood that there will be a material change in the future estimated useful life of these assets. In the past, Buckeye has generally not deemed it necessary to materially change the depreciable lives of its assets. However, a 10% reduction in the depreciable life of these assets, from 50 to 45 years, would increase annual depreciation expense, and reduce operating income by approximately $4.0 million annually.

  Reserves for Environmental Matters

        As discussed under "Environmental Matters" above, Buckeye's Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated based upon past experience and advice of outside engineering, consulting and law firms. Generally, the timing of these accruals coincides with Buckeye's commitment to a formal plan of action. Accrued environmental remediation related expenses include estimates of direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. Historically, Buckeye's estimates of direct and indirect costs related to remediation efforts have generally not required material adjustments. However the accounting estimates relative to environmental matters are uncertain because (1) estimated future expenditures related to environmental matters are subject to cost fluctuations and can change materially, (2) unanticipated liabilities may arise in connection with environmental remediation projects and may impact cost estimates, and (3) changes in federal, state and local environmental regulations can significantly increase the cost or potential liabilities related to environmental matters. Buckeye maintains insurance which may cover certain environmental expenditures. During 2007, 2006 and 2005, Buckeye's operating subsidiaries incurred environmental related operating expenses, net of insurance recoveries, of $7.4 million, $6.2 million and $9.3 million, respectively. At December 31, 2007 and 2006, Buckeye's Operating Subsidiaries had accrued $22.7 million and $29.2 million, respectively, for environmental matters. The environmental accruals are revised as new matters arise, or as new facts in connection with environmental remediation projects require a revision of estimates previously made with respect to the probable cost of such remediation projects. Changes in estimates of environmental remediation for each remediation project will affect operating income on a dollar-for-dollar basis up to Buckeye's self-insurance limit. Buckeye's self-insurance limit is currently $3.0 million per occurrence.

Related Party Transactions

        With respect to related party transactions, see Note 17 to the consolidated financial statements and Item 13 "Certain Relationships and Related Transactions and Director Independence."

Recent Accounting Pronouncements

        See Note 2 to the Partnership's consolidated financial statements for a description of certain new accounting pronouncements issued in the year ended December 31, 2007.

Forward-Looking Information

        The information contained above in this Management's Discussion and Analysis and elsewhere in this Annual Report on Form 10-K includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as "anticipate," "continue," "estimate," "expect," "may," "believe," "will," or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products and natural gas in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services or alternative fuel sources; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs, unanticipated capital expenditures and operating expenses to repair or replace our assets; (7) availability and cost of insurance on our assets and operations; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry; (18) availability and cost of insurance on our assets and operations; (19) conflicts of interest between us, our general partner, the owner of our general partner and its affiliates; (20) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (21) the impact of government legislation and regulation on us.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Report on Form 10-K, including those described in the "Risk Factors" section of this Report. Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item7A.    Quantitative and Qualitative Disclosures About Market Risk

  Market Risk—Trading Instruments

        The Partnership has no derivative instruments and does not engage in hedging activity with respect to trading instruments for the year ended December 31, 2007.

  Market Risk—Other than Trading Instruments

        As of December 31, 2007, the Partnership is exposed to risk resulting from changes in interest rates. The Partnership does not have significant commodity or foreign exchange risk as of December 31, 2007. The Partnership is exposed to fair value risk with respect to the fixed portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes and the 6.75% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility). Fair value risk represents the risk that the value of the fixed portion of its financing arrangements will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest costs related to the Credit Facility will rise or fall depending on changes in interest rates.

        The Partnership's practice with respect to derivative transactions has been to have each transaction authorized by the Board of Directors of the General Partner.

        At December 31, 2007, the Partnership had total fixed debt obligations at face value of $850.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300 million of the 4.625% Notes and $150.0 million of the 6.75% Notes. The fair value of these obligations at December 31, 2007 was approximately $828.7 million. The Partnership estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of these obligations by $58.1 million. The Partnership did not have amounts outstanding under its Credit Facility at December 31, 2007.

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payment only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The amount will be amortized as interest expense over the life of the debt.

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007 and 2006 related to the amortization of the gain on the interest rate swap.

Item 8.    Financial Statements and Supplementary Data

BUCKEYE PARTNERS, L.P.

Index to Financial Statements

        Schedules are omitted because they are either not applicable or not required or the information required is included in the consolidated financial statements or notes thereto.

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

        Management of Buckeye GP LLC (the "General Partner"), as general partner of Buckeye Partners, L.P. (the "Partnership"), is responsible for establishing and maintaining adequate internal control over financial reporting of the Partnership. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management evaluated the General Partner's internal control over financial reporting of the Partnership as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the General Partner's internal control over financial reporting of the Partnership was effective.

        The Partnership's independent registered public accounting firm, Deloitte & Touche LLP, has audited the General Partner's internal control over financial reporting for the Partnership. Their opinion on the effectiveness of the General Partner's internal control over financial reporting for the Partnership appears herein.

FORREST E. WYLIE Chief Executive Officer	VANCE E. POWERS Acting Chief Financial Officer

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

        We have audited the internal control over financial reporting of Buckeye Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Partnership and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Partnership's adoption of the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," as of December 31, 2006.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

        We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and partners' capital for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye Partners, L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 13 to the consolidated financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," as of December 31, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 27, 2008

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues	$519,347	$461,760	$408,446

Costs and expenses:
Operating expenses	250,731	221,438	192,085
Depreciation and amortization	44,651	44,039	36,760
General and administrative	21,885	19,216	18,288

Total costs and expenses	317,267	284,693	247,133

Operating income	202,080	177,067	161,313

Other income (expense):
Investment and equity income	8,965	7,296	5,940
Interest and debt expense	(50,378)	(52,113)	(43,357)
General Partner incentive compensation	—	(18,277)	(20,180)
Minority interests and other	(5,311)	(3,733)	(3,758)

Total other income (expense)	(46,724)	(66,827)	(61,355)

Net income	$155,356	$110,240	$99,958

Allocation of net income:
Net income allocated to General Partner	$27,796	$6,763	$669

Net income allocated to Limited Partners	$127,560	$103,477	$99,289

Earnings per limited partner unit—basic	$3.03	$2.64	$2.69

Earnings per limited partner unit—diluted	$3.03	$2.64	$2.69

Weighted average number of limited partner units outstanding:
Basic	42,051	39,165	36,864

Diluted	42,101	39,202	36,901

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$93,198	$18,946
Trade receivables	47,598	51,030
Construction and pipeline relocation receivables	12,571	12,189
Inventories	15,149	14,286
Prepaid and other current assets	31,822	32,976

Total current assets	200,338	129,427
Property, plant and equipment, net	1,796,196	1,727,222
Goodwill	11,355	11,355
Other non-current assets	125,763	127,466

Total assets	$2,133,652	$1,995,470

Liabilities and partners' capital:
Current liabilities:
Accounts payable	$19,822	$26,347
Accrued and other current liabilities	72,672	63,202

Total current liabilities	92,494	89,549
Long-term debt	849,177	994,127
Other non-current liabilities	80,341	81,743
Minority interests	21,468	20,169

Total liabilities	1,043,480	1,185,588

Commitments and contingent liabilities	—	—
Partners' capital:
General Partner	(1,005)	1,964
Limited Partners	1,100,346	807,488
Receivable from the exercise of options	—	(355)
Accumulated other comprehensive (loss) income	(9,169)	785

Total partners' capital	1,090,172	809,882

Total liabilities and partners' capital	$2,133,652	$1,995,470

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$155,356	$110,240	$99,958

Adjustments to reconcile net income to net cash provided by operating activity:
Depreciation and amortization	44,651	44,039	36,760
Gain on the sale of assets	(828)	(867)	—
Minority interest	5,261	4,600	3,758
Equity earnings	(7,553)	(6,219)	(5,303)
Distributions from equity investments	7,418	6,815	3,764
Amortization of debt discount	50	50	40
Amortization of option grants	378	329	—
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	3,432	(12,166)	(6,366)
Construction and pipeline relocation receivables	(382)	(1,618)	(1,209)
Inventories	(863)	(618)	(575)
Prepaid and other current assets	1,154	(22,785)	5,853
Accounts payable	(6,525)	9,422	1,753
Accrued and other current liabilities	1,431	17,974	(542)
Other non-current assets	(1,324)	(1,991)	1,250
Other non-current liabilities	(4,169)	1,759	3,337

Total adjustments from operating activities	42,131	38,724	42,520

Net cash provided by operating activities	197,487	148,964	142,478

Cash flows from investing activities:
Capital expenditures	(67,867)	(92,674)	(77,772)
Acquisitions and equity investments	(40,726)	(94,253)	(210,199)
Net expenditures for disposal of property, plant and equipment	(12)	1,485	(2)

Net cash used in investing activities	(108,605)	(185,442)	(287,973)

Cash flows from financing activities:
Net proceeds from issuance of limited partnership units	296,361	64,092	156,101
Proceeds from exercise of unit options	2,497	1,360	1,401
Proceeds from issuance of long-term debt	155,000	177,000	374,767
Payment of long-term debt	(300,000)	(82,000)	(273,000)
Debt issuance costs	(178)	(442)	(1,282)
Distributions to minority interests	(3,962)	(3,947)	(2,341)
Distributions to unitholders	(164,348)	(125,501)	(104,306)

Net cash (used) provided by financing activities	(14,630)	30,562	151,340

Net increase (decrease) in cash and cash equivalents	74,252	(5,916)	5,845
Cash and cash equivalents—Beginning of year	18,946	24,862	19,017

Cash and cash equivalents—End of year	$93,198	$18,946	$24,862

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$49,652	$50,457	$41,454
Capitalized interest	$1,469	$1,845	$2,325
Cash paid for income tax	$1,048	$213	$866
Non-cash changes in assets and liabilities:
Deferred consideration associated with acquisition of pipeline interests	$—	$—	$20,100
Hedge accounting	$6,951	$(235)	$(235)
Environmental liabilities related to acquistions of Northeast and Midwest pipelines and terminals	$—	$—	$2,332
Assets acquired by the assumption of liabilities	$2,377	$—	$—

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(In thousands)

	General Partner	Limited Partners	Receivable from Exercise of Options	Accumulated Other Comprehensive (Loss) Income	Total
Partners' capital—January 1, 2005	$2,549	$603,409	$(535)	$—	$605,423
Net income*	669	99,289	—	—	99,958
Distributions	(689)	(103,617)	—	—	(104,306)
Net proceeds from the issuance of 3.6 million limited partner units	—	156,101	—	—	156,101
Exercise of unit options	—	1,349	—	—	1,349
Repayment of receivable from exercise of options	—		52	—	52

Partners' capital—December 31, 2005	2,529	756,531	(483)	—	758,577

Net income*	6,763	103,477	—	—	110,240
Adoption of FAS No. 158	—	—	—	785	785
Distributions	(7,328)	(118,173)	—	—	(125,501)
Net proceeds from the issuance of 1.5 million limited partner units	—	64,092	—	—	64,092
Amortization of unit options	—	329	—	—	329
Exercise of unit options	—	1,232	—	—	1,232
Repayment of receivable from exercise of options	—	—	128	—	128

Partners' capital—December 31, 2006	1,964	807,488	(355)	785	809,882

Net income	27,796	127,560	—		155,356
Change in value of hedge	—	—	—	(7,187)
Amortization of RIGP and Retiree Medical Plan Costs	—	—	—	(1,929)
Adjustment to funded status of RIGP and Retiree Medical Plan	—	—	—	(838)

Other comprehensive income				(9,954)	(9,954)

Total Comprehensive income					145,402
Distributions	(30,765)	(133,583)	—	—	(164,348)
Net proceeds from the issuance of 6.2 million limited partner units	—	296,361	—	—	296,361
Amortization of unit options	—	378	—	—	378
Exercise of unit options	—	2,142	—	—	2,142
Repayment of receivable from exercise of options	—	—	355	—	355

Partners' capital—December 31, 2007	$(1,005)	$1,100,346	$—	$(9,169)	$1,090,172

*
Comprehensive income equals net income.

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Buckeye Partners, L.P. ("Buckeye" or the "Partnership") is a publicly traded master limited partnership (NYSE symbol: BPL) organized in 1986 under the laws of the state of Delaware. The Partnership's principal line of business is the transportation, terminalling and storage of refined petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by the Partnership. The Partnership also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of these third-party pipelines.

        The Partnership owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline, serving 17 states, and operates another approximately 2,700 miles of pipeline under agreements with major oil and chemical companies. The Partnership also owns 51 active refined petroleum products terminals with aggregate storage capacity of approximately 20.0 million barrels in Illinois, Indiana, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, Tennessee and Wisconsin.

        The Partnership conducts all of its operations through subsidiary entities. These operating subsidiaries are Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., Buckeye Pipe Line Holdings, L.P. ("BPH"), Wood River Pipe Lines LLC, Buckeye Pipe Line Transportation LLC, Buckeye NGL Pipe Lines LLC, Buckeye Gas Storage LLC, which was formed to facilitate the purchase of the member interests in Lodi Gas Storage, L.L.C. ("Lodi Gas") in January 2008 and Buckeye Energy Holdings LLC, which was formed to facilitate the purchase of the member interests in Farm & Home Oil Company LLC ("Farm & Home") in February 2008. Each of these entities is referred to hereinafter as an "Operating Subsidiary" or collectively as the "Operating Subsidiaries."

        BPH owns, directly or indirectly, a 100% interest in each of Buckeye Terminals, LLC, NORCO Pipe Line Company, LLC, Buckeye Gulf Coast Pipe Lines, L.P., Buckeye Texas Pipe Line Company, L.P. and WesPac Pipelines—Reno LLC. BPH also owns a 75% interest in WesPac Pipelines—Memphis LLC, and a 50% interest in WesPac Pipelines—San Diego LLC, an approximate 25% interest in West Shore Pipe Line Company, a 20% interest in West Texas LPG Pipeline Limited Partnership and a 40% interest in Muskegon Pipeline LLC. Subsidiaries of BPH also own approximately 63% of two partnerships which own a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas that was completed in March 2003 (the "Sabina Pipeline").

        Buckeye GP LLC (the "General Partner") is the general partner of the Partnership. As of December 31, 2007, the General Partner owned an approximate 0.5% general partner interest in the Partnership. The General Partner also owns 100% of and controls MainLine GP, Inc. which, together with the General Partner, owns 100% and controls MainLine L.P. (the "Operating Subsidiary GP"), which is the general partner of and owns a 1% interest in each of Buckeye Pipe Line, Laurel and Everglades and an approximate 0.5% interest in BPH.

        The General Partner is a wholly-owned subsidiary of Buckeye GP Holdings L.P. ("BGH"), a Delaware limited partnership that is separately traded on the New York Stock Exchange (NYSE symbol: BGH).

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION (Continued)

        Buckeye Pipe Line Services Company ("Services Company") employs all of the employees who work for the Operating Subsidiaries. Under a services agreement entered into in December 2004 (the "Services Agreement"), the Operating Subsidiaries and their subsidiaries directly reimburse Services Company for the cost of the services provided by the employees. Under the Services Agreement and an Executive Employment Agreement, certain executive compensation costs and related benefits for the General Partner's four highest paid officers are not reimbursed by the Partnership or the Operating Subsidiaries, but are reimbursed to Services Company by BGH. Prior to August 9, 2006, these executive compensation costs and related benefits were reimbursed to Services Company by MainLine Sub LLC (see Notes 9, 15, and 17). At December 31, 2007, Services Company owned an approximate 4.8% limited partner interest in the Partnership.

        The Partnership has three reportable operating segments:

  •
  Pipeline Operations;

  •
  Terminalling and Storage; and

  •
  Other Operations.

        See Note 21 for further discussion on the Partnership's segments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the U.S. Securities and Exchange Commission. They include the accounts of the Partnership and its subsidiaries on a consolidated basis. All intercompany transactions have been eliminated in consolidation. The financial statements do not include the accounts of the General Partner or Services Company.

Changes in General Partner Incentive Payments

        The General Partner has historically received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of the Partnership. As part of the reorganization of the General Partner and the Operating Subsidiary GP on August 9, 2006, the Incentive Compensation Agreement and the Agreement of Limited Partnership were amended to recharacterize the incentive payments received by the General Partner under the Incentive Compensation Agreement and the Partnership Agreement as distribution payments with respect to the general partner interest rather than compensation payments. These amendments were effective for payments related to Partnership distributions declared after August 9, 2006. Accordingly, effective with the fourth quarter of 2006, these payments are characterized as distributions rather than compensation payments from the Partnership to the General Partner.

        These amendments do not change the timing or amounts of incentive payments or other distributions payable to the General Partner. However, commencing in the fourth quarter of 2006, the amendments do affect reported net income and the amount of income that is allocated to the General

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Partner and limited partners. The effect of this amendment was to increase reported net income in 2007 by $30.0 million and by $6.6 million in 2006 compared to the amount that would have been reported had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Use of Estimates

        The preparation of the Partnership's consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period.

Regulatory Reporting

        The majority of the Partnership's petroleum products pipelines are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), which prescribes certain accounting principles and practices for the annual Form 6 Report filed with the FERC that differ from those used in these financial statements. Reports to FERC differ from the consolidated financial statements, which have been prepared in accordance with GAAP, generally in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

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

Trade Receivables

        Trade receivables represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. The Partnership extends credit terms to certain customers based on historical dealings and to other customers after a review of various credit indicators, including the customers' credit rating.

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

Equity Investments

        Investments in entities in which the Partnership does not exercise control, but has significant influence, are accounted for using the equity method. Under this method, an investment is recorded at acquisition cost plus the Partnership's equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the initial investment exceeds the proportionate share of the book value of the net assets of the investment. Management evaluates equity method investments for impairment whenever events or circumstances indicate that there is a loss in value of the investment which is other than temporary. In the event that the loss in value of an investment is other than temporary, the Partnership records a charge to earnings to adjust the carrying value to fair value. There were no equity investment impairments during 2007, 2006 or 2005.

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

        The following table represents the depreciation life for the major components of the Partnership's assets:

Life in years
Right of way	50
Line pipe and fittings	50
Buildings	50
Pumping equipment	50
Oil tanks	50
Office furniture and equipment	18
Vehicles and other work equipment	11
Servers and software	5

Goodwill and Intangible Assets

        The Partnership does not amortize goodwill. Goodwill is reviewed for impairment at the reporting unit level, which is consistent with the Partnership's operating segments, annually on January 1 for

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

potential impairment based on the carrying value of the reporting unit compared to its fair value. Intangible assets that have finite useful lives are amortized over their useful lives.

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

Asset Retirement Obligations

        The Partnership accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") as amended by FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which was effective December 31, 2005. SFAS 143 requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded at that time which is then depreciated over the remaining useful life of the asset. After the initial measurement, the obligation is periodically adjusted to reflect changes in the asset retirement obligation's fair value. If and when it is determined that a legal obligation has been incurred, the fair value of any liability is determined based on estimates and assumptions related to retirement costs, future inflation rates and credit-adjusted risk-free interest rates.

        The Operating Subsidiaries' assets generally consist of underground refined petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities that are owned by the Operating Subsidiaries. The Partnership is unable to predict if and when its pipelines, which generally serve high-population and high-demand markets, will become completely obsolete and require decommissioning. Further, the Operating Subsidiaries' rights-of-way agreements typically do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Accordingly, the Partnership has recorded no liability, or corresponding asset, in conjunction with the adoption of SFAS 143 and FIN 47 because the future dismantlement and removal dates of the Partnership's assets, and the amount of any associated costs, are indeterminable.

Debt Issuance Costs

        Costs incurred for debt borrowings are capitalized as paid and amortized over the life of the associated debt instrument. When debt is retired before its scheduled maturity date, any remaining placement costs associated with that debt are expensed. Debt issuance costs were $13.7 million and $13.5 million at December 31, 2007 and 2006, respectively. There was approximately $5.8 million and $4.6 million of accumulated amortization at December 31, 2007 and 2006, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value and Hedging Activities

        At December 31, 2007 and 2006, cash, trade receivables, construction and pipeline relocation receivables, prepaid and other current assets, and all current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The fair value of the Partnership's debt was calculated using interest rates currently available to the Partnership for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates.

        The Partnership accounts for hedging activities in accordance with SFAS No. 133 "Accounting for Financial Instruments and Hedging Activities," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities.

        In 2007, Buckeye entered into two forward-starting interest rate swap agreements associated with the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. These transactions were designated as hedges of variations in cash flows related to the anticipated issuance of debt based on the documentation that was prepared at the inception of the hedged transactions.

        When entering into interest rate swap transactions, the Partnership becomes exposed to both credit risk and market risk. Credit risk occurs when the value of the swap transaction is positive, and the Partnership is subject to the risk that the counterparty will fail to perform under the terms of the contract. The Partnership is subject to market risk with respect to changes in value of the swap. The Partnership manages its credit risk by only entering into swap transactions with major financial institutions with investment-grade credit ratings. The Partnership manages its market risk by associating each swap transaction with a debt obligation. The Partnership's practice is to have the Board of Directors of the General Partner approve each swap transaction.

Capitalization of Interest

        Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of the Partnership's debt.

Income Taxes

        For federal and state income tax purposes, the Partnership and the Operating Subsidiaries, except for Buckeye Gulf Coast Pipe Lines, L.P., are not taxable entities. Accordingly, the taxable income or loss of the Partnership and the Operating Subsidiaries other than BGC, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. As of December 31, 2007 and 2006, the Partnership's reported amount of net assets for GAAP purposes exceeded its tax basis for financial statement reporting and for allocating taxable income under the Partnership Agreement.

        Effective August 1, 2004, Buckeye Gulf Coast Pipe Lines, L.P. elected to be treated as a taxable corporation for federal income tax purposes. Accordingly, it has recognized deferred tax assets and

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and the amounts measured for federal income tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance when the amount of any tax benefit is not expected to be realized. The Partnership recorded a deferred tax liability of $0.6 million and $0.5 million as of December 31, 2007 and 2006, respectively, which is recorded in non-current liabilities.

        Total income tax expense for the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $0.6 million and $0.9 million, respectively. Income tax expense is included in operating expenses in the consolidated statements of income.

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

Pensions

        Services Company sponsors a defined contribution plan (see Note 13), defined benefit plans (see Note 13) and an employee stock ownership plan (the "ESOP") (see Note 15) that provide retirement benefits to certain regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement (see Note 13).

Postretirement Benefits Other Than Pensions

        Services Company provides post-retirement health care and life insurance benefits for certain of its retirees. Certain other retired employees are covered by a health and welfare plan under a union agreement (see Note 13).

Unit Option and Distribution Equivalent Plan

        The Partnership has a Unit Option and Distribution Equivalent Plan, which, effective January 1, 2006, is accounted for under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 14 for a further discussion of the Partnership's Unit Option and Distribution Equivalent Plan.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        The Partnership accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." The Partnership's comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from the Partnership's hedging transactions, related amortization of the Partnership's pension and postretirement benefits plan costs and changes in the funded status of the Partnership's pension and postretirement benefit plans.

Allocation of Net Income

        In the fourth quarter of 2006, the Partnership began attributing income to the General Partner and the limited partners as if the net income of the Partnership were entirely distributed to its Unitholders in accordance with Emerging Issues Task Force ("EITF") Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128." The Partnership determined the amount of income allocable to the General Partner, which represents the sum of the incentive distribution that would have been payable to the General Partner if the total distribution equaled net income, plus the General Partner's proportional share of the remaining income of the Partnership.

Earnings per Unit

        Basic earnings per limited partner unit ("LP Unit") is determined by dividing the limited partners' allocation of net income by the weighted average number of LP Units outstanding for the period. Diluted earnings per LP Unit is calculated the same way except the weighted average LP Units outstanding include any dilutive effect of LP Unit option grants.

Major Customers and Concentration of Credit Risk

        The Partnership has a concentration of trade receivables due from major integrated oil companies, major petroleum refiners, major petrochemical companies, large regional marketing companies and large commercial airlines. These concentrations of customers may affect the Partnership's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. The consolidated Partnership customer base was approximately 210 customers in 2007 and 214 customers in 2006. Affiliates of Shell Oil Products U.S. ("Shell") contributed 10%, 11%, and 13% in 2007, 2006, and 2005, respectively, of consolidated Partnership revenue. Approximately 3% of the 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment. The 20 largest customers accounted for 55% and 53% of consolidated Partnership revenue in 2007 and 2006, respectively. The Partnership manages its credit risk through a credit approval process. For certain customers, prepayments are required. The Pipeline Operations segment bills its customers on a weekly basis, and the Terminalling and Storage segment on at least a monthly basis. The effect of these billing practices is to reduce credit risk. The Partnership does not maintain an allowance for doubtful accounts due to its favorable collections experience.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 sets forth a recognition

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a "more-likely-than-not" threshold of being sustained should be recognized under FIN 48. FIN 48 also provides guidance on derecognizing, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 became effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. Buckeye has analyzed the Partnership's tax position taken on federal income tax returns for all open tax years for purposes of implementing FIN 48, and has concluded that as of December 31, 2007, there are no uncertain positions taken or expected to be taken in tax returns that would require recognition in the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within that year. Buckeye is still determining the impact, if any, of the adoption of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. SFAS 159 is effective no later than fiscal years beginning on or after November 15, 2007. Buckeye is currently evaluating the impact this standard may have on its consolidated financial statements.

        In September 2007, the EITF of the FASB reached a tentative conclusion on Issue No. 07-4, "Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships." This tentative conclusion reached by the EITF affects how a master limited partnership ("MLP") allocates income between its general partner, which typically holds incentive distribution rights ("IDRs") along with the general partner interest, and the limited partners. It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions. The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP's partners. The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partnership interests when applying the two-class method under FASB Statement No. 128 "Earnings per Share." Upon issuance of the final conclusion, Buckeye will evaluate the impact this standard may have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") which will be effective for fiscal years beginning after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership is currently assessing the impact the adoption of this pronouncement will have its consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141 (R)") which will be effective for fiscal years beginning after December 15, 2008. SFAS 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The Partnership is currently assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

3. SIGNIFICANT EVENTS

        On June 25, 2007, Carlyle/Riverstone BPL Holdings II, L.P. ("Carlyle/Riverstone"), certain members of senior management of the General Partner and other limited partners sold an approximate 62% limited partner interest in BGH, in addition to Carlyle/Riverstone's ownership interest in MainLine Management LLC ("MainLine Management"), which is the general partner of BGH, to BGH GP Holdings, LLC, a limited liability company owned by affiliates of ArcLight Capital Partners, LLC ("ArcLight"), Kelso & Company, Lehman Brothers Holdings Inc. ("Lehman Brothers") and certain members of senior management, for $411.6 million. The transaction constituted a change of control of BGH and, indirectly, the Partnership.

4. ACQUISITIONS AND EQUITY INVESTMENTS

        The acquisitions discussed below were accounted for as acquisitions of assets rather than the acquisitions of businesses, as defined in SFAS No. 141 "Business Combinations." Accordingly, the Partnership allocated the cost of the assets acquired using appraised values on the date of acquisition. The Partnership determined that a significant portion of the value of the purchases relate to the physical assets acquired, which are generally depreciated over 50 years. The acquired pipelines and related assets were allocated to the Pipeline Operations segment; the acquired terminals and related assets were allocated to the Terminalling and Storage segment. Note 21 summarizes the allocation of acquisitions by segment.

2007 Acquisitions

        On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006. The approximate fair value allocation of the acquired assets is as follows (in thousands):

Land	$8,663
Buildings	3,481
Machinery, equipment, and office furnishings	10,024

Total	$22,168

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND EQUITY INVESTMENTS (Continued)

        On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million. The approximate fair value allocation of the acquired assets is as follows (in thousands):

Land	$505
Buildings	192
Machinery, equipment, and office furnishings	1,566

Total	$2,263

        On March 15, 2007, Buckeye completed the acquisition of two refined petroleum products terminals located in Green Bay and Madison, Wisconsin and the purchase of a fifty percent interest in a third terminal located in Milwaukee, Wisconsin for approximately $15.2 million. The approximate fair value allocation of the acquired assets is as follows (in thousands):

Land	$3,400
Buildings	1,100
Machinery, equipment, and office furnishings	10,660

Total	$15,160

        In the first quarter of 2007, Buckeye invested $0.9 million in West Texas LPG Pipeline Limited Partnership. For the year ended December 31, 2007, Buckeye invested approximately $1.1 million related to the acquisition of the member interests in Lodi Gas.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND EQUITY INVESTMENTS (Continued)

$20.0 million. The allocated fair value, based on allocations by the Partnership, of the assets acquired is summarized as follows (in thousands):

Land	$1,000
Buildings and leasehold improvements	1,896
Machinery, equipment and office furnishings	8,904
Customer contracts	8,200

Total	$20,000

        Effective December 1, 2005, the Partnership acquired from affiliates of Marathon Oil Company an approximately 26-mile pipeline and a 40% interest in Muskegon Pipeline LLC ("Muskegon"). Muskegon owns an approximately 170-mile pipeline which extends from Griffith, Indiana to Muskegon, Michigan. The pipeline and the interest in Muskegon (collectively, the "Pipeline Interests") were acquired in exchange for consideration that included capacity lease agreements (with purchase options) related to one of the Partnership's pipelines and a terminal. In accordance with Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions," the Partnership has recorded the Pipeline Interests (and the corresponding obligations) at their estimated fair values of $20.1 million, with $4.8 million allocated to the 26-mile pipeline and $15.3 million allocated to the 40% interest in Muskegon. Management determined that the values of the assets exchanged were equivalent. In connection with the transaction, the parties also entered into throughput agreements related to certain of the Partnership's pipelines and terminals.

        On May 5, 2005, the Partnership acquired a refined petroleum products pipeline system with approximately 478 miles of pipeline and four petroleum products terminals with aggregate storage capacity of approximately 1.3 million barrels located in the northeastern United States (the "Northeast Pipelines and Terminals") for a purchase price of $175.0 million from affiliates of ExxonMobil Corporation ("ExxonMobil").

        In connection with the closing of the Northeast Pipelines and Terminals transaction, the Partnership entered into throughput agreements with ExxonMobil relating to each of the acquired petroleum products terminals. The throughput agreements have an initial term of five years and renew automatically for five successive three-year terms unless terminated by ExxonMobil. The agreements provide that the Partnership will reserve storage capacity at the terminals for ExxonMobil. The parties also agreed on the terminalling fees to be charged for volumes throughput at the terminals by ExxonMobil. The amount of storage capacity reserved for ExxonMobil was based initially on historical usage, and adjusts periodically based on ExxonMobil's actual usage.

        The Partnership's cost of the Northeast Pipelines and Terminals totaled $178.6 million, which consisted of the purchase price of $175.0 million, accrued environmental obligations of $2.3 million,

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND EQUITY INVESTMENTS (Continued)

and direct acquisition costs of $1.3 million. The allocated fair value, based on allocations by the Partnership of the assets acquired is summarized as follows (in thousands):

Materials and supplies inventory	$1,972
Prepaid expenses	288
Land	3,630
Rights-of-way	14,079
Buildings and leasehold improvements	4,043
Machinery, equipment and office furnishings	154,633

Total	$178,645

        In the fourth quarter of 2005, the Partnership recorded an expense of $2.2 million associated with additional environmental costs identified with the Northeast Pipelines and Terminals acquisition.

        In November 2005, the Partnership acquired an approximately 29-mile ammonia pipeline located in Texas for $3.5 million and the remaining 25% member interest in WesPac Pipelines—Reno LLC for $2.5 million.

5. CONTINGENCIES

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

        In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleges that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye's terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye's terminals and pipelines in the State of Illinois during the period of 2001 through 2006. The complaint seeks to recover state oversight costs, damages, and civil penalties and seeks injunctive action requiring Buckeye to remediate the

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CONTINGENCIES (Continued)

environmental contamination resulting from the product releases. Buckeye believes it has meritorious defenses to the allegations set forth in the complaint.

Environmental Contingencies

        In accordance with its accounting policy on environmental expenditures, the Partnership recorded operating expenses, net of insurance recoveries, of $7.4 million, $6.2 million and $9.3 million for 2007, 2006 and 2005, respectively, which were related to environmental expenditures unrelated to claims and proceedings. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to the Partnership's commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies. Additional discussions regarding environmental expenditures are contained in Notes 2 (Summary of Significant Accounting Policies), 10 (Accrued and Other Current Liabilities) and 12 (Other Non-Current Liabilities).

6. GOODWILL AND INTANGIBLE ASSETS

        Effective January 1, 2002, the Partnership adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes financial accounting and reporting guidance for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

        SFAS 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires the Partnership to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. Goodwill in the amount of $11.4 million was recorded in the Terminalling and Storage segment as part of the acquisition of six terminals in June 2000. The impairment testing performed each January 1st has determined that no impairment had been incurred in 2007, 2006 or 2005.

        The Partnership's amortizable intangible assets consist of a deferred charge and contracts acquired in acquisitions. The contracts were acquired in connection with the acquisition of Buckeye Gulf Coast Pipe Lines, L.P. in March 1999 and the Taylor, Michigan terminal acquired in December 2005 (see Note 9).

        For the years 2007, 2006 and 2005, consolidated amortization expense related to amortizable intangible assets was $5.2 million, $5.4 million and $4.9 million, respectively. The Partnership's consolidated amortization expense related to amortizable intangible assets is estimated to be $5.3 million per year for the years 2008 to 2010, $1.9 million for the year 2011 and $0.6 million for the year 2012. The deferred charge is being amortized over 13.5 years. The customer contracts are being amortized over periods ranging from 15 to 25 years (see Note 9).

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PREPAID AND OTHER CURRENT ASSETS

        Prepaid and other current assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
Prepaid insurance	$6,812	$7,274
Insurance receivables	7,707	12,093
Ammonia receivable	7,505	6,284
Prepaid taxes and other	9,798	7,325

Total	$31,822	$32,976

8. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Land	$55,064	$41,197
Rights-of-way	89,393	88,452
Buildings and leasehold improvements	83,544	68,916
Machinery, equipment, and office furnishings	1,588,940	1,547,994
Construction in progress	164,014	130,117

Total property, plant and equipment	1,980,955	1,876,676
Less: Accumulated depreciation	(184,759)	(149,454)

Property, plant and equipment, net	$1,796,196	$1,727,222

        Depreciation expense was $39.4 million, $38.7 million and $31.8 million for the years 2007, 2006 and 2005, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER NON-CURRENT ASSETS

        Other non-current assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
*Deferred charge (see Note 15), net of accumulated amortization of $48,781 and $44,084 at December 31, 2007 and 2006, respectively	$15,419	$20,116
Contracts acquired in acquisitions, net of accumulated amortization of $2,756 and $2,218 at December 31, 2007 and 2006, respectively	9,044	9,582
Investment in West Shore Pipe Line Company	30,563	30,490
Investment in West Texas LPG Pipeline Limited Partnership	31,172	29,878
Investment in Muskegon	15,257	15,622
Cost of issuing debt	7,896	8,869
Insurance receivables and other	16,412	12,909

Total	$125,763	$127,466

    *
    The $64.2 million market value of the LP Units issued in connection with the restructuring of the ESOP in August 1997 was recorded as a deferred charge and is being amortized on the straight-line basis over 13.5 years (see Note 15).

10. ACCRUED AND OTHER CURRENT LIABILITIES

        Accrued and other current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Taxes—other than income	$7,941	$5,523
Accrued charges due General Partner	2,807	2,264
Accrued charges due Services Company	5,963	1,732
Accrued employee benefit liability (see Note 13)	2,183	2,340
Environmental liabilities	8,023	12,498
Interest	16,476	16,950
Accrued top-up reserve (see Note 15)	50	230
Retainage	1,572	940
Payable for ammonia purchase	6,988	6,072
Hedge liabilities	7,187	—
Unearned revenue and other miscellaneous accruals	13,482	14,653

Total	$72,672	$63,202

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM DEBT AND CREDIT FACILITY

        Long-term debt consists of the following:

	December 31,
	2007	2006
	(In thousands)
4.625% Notes due July 15, 2013	$300,000	$300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
Borrowings under Revolving Credit Facility	—	145,000
Less: Unamortized discount	(2,117)	(2,403)
Adjustment to fair value associated with hedge of fair value	1,294	1,530

Total	$849,177	$994,127

        At December 31, 2007, $300.0 million was scheduled to mature on July 15, 2013, $275.0 million was scheduled to mature October 15, 2014, $125.0 million was scheduled to mature on July 1, 2017 and $150.0 million was scheduled to mature on August 15, 2033.

        The fair value of the Partnership's debt was estimated to be $828.7 million and $964.0 million as of December 31, 2007 and 2006, respectively. The values at December 31, 2007 and 2006 were based on approximate market value on the respective dates.

Credit Facility

        The Partnership has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the "Credit Facility"), which maybe extended up to $800.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility's maturity date is August 24, 2012 which may be extended by the Partnership for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by the Partnership, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank's prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor's and Moody's Investor Services for the Partnership's senior unsecured non-credit enhanced long-term debt. At December 31, 2007, the Partnership did not have amounts outstanding under the Credit Facility. At December 31, 2006, the Partnership had $145.0 million outstanding under the Credit Facility. At December 31, 2007 and 2006, the Partnership had committed $1.5 million and $2.1 million in support of letters of credit, respectively. The obligations for letters of credit are not reflected as debt on the Partnership's consolidated balance sheet.

        The Credit Facility requires the Partnership to maintain a specified ratio (the "Funded Debt Ratio") of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility. The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM DEBT AND CREDIT FACILITY (Continued)

distributions from those majority-owned subsidiaries and equity investments). At December 31, 2007, the Partnership's Funded Debt Ratio was 3.4.

        In addition, the Credit Facility contains other covenants including, but not limited to, limiting the Partnership's ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At December 31, 2007, the Partnership was in compliance with the covenants under its Credit Facility.

        On January 23, 2008, the Partnership entered into an amendment to the Credit Facility, which permits certain subsidiaries to incur up to $250.0 million of indebtedness. The amendment also permits these subsidiaries to: (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels. This debt, subject to certain conditions, is excluded when calculating the above-described Funded Debt Ratio.

Derivative Instruments

        In December 2004, the Partnership terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million. In accordance with FASB Statement No. 133—"Accounting for Derivative Instruments and Hedging Activities," the Partnership deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of the Partnership's debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt. Interest expense was reduced by $0.2 million during each of the years ended December 31, 2007 and 2006 related to the amortization of the gain on the interest rate swap.

        In August and October 2007, the Partnership entered into forward-starting interest rate swap agreements with a financial institution for $75.0 million and $50.0 million notional amounts, respectively, in order to hedge the variability of future interest rates associated with a portion of the then anticipated issuance of debt to finance a portion of the Lodi Gas acquisition. Under the interest rate swap agreements, the Partnership was to receive payments only if the interest rate on the notional amount exceeded 5.594% and 5.115%, respectively, and was to make payments only if the interest rate on the notional amount was below 5.594% and 5.115%, respectively. At December 31, 2007, the Partnership determined the interest rate swap agreements to be effective cash flow hedges and recorded the change in the fair value of the agreements at $5.5 million and $1.7 million, respectively, in accrued and other current liabilities.

        On January 8, 2008, the Partnership sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under the Credit Facility that were drawn to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, the Partnership settled the two interest rates swaps mentioned above, which resulted in a payment by the Partnership of $9.6 million. The amount will be amortized as interest expense over the life of the debt.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER NON-CURRENT LIABILITIES

        Other non-current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued employee benefit liabilities (see Note 13)	$41,805	$40,933
Accrued environmental liabilities	14,633	16,691
Accrued top-up reserve (see Note 15)	32	471
Deferred consideration	20,100	20,100
Lease obligations and other	3,771	3,548

Total	$80,341	$81,743

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

RIGP and Retiree Medical Plan

        Services Company, which employs the Partnership's workforce, sponsors a retirement income guarantee plan (a defined benefit plan) (the "RIGP") which generally guarantees employees hired before January 1, 1986, a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company's policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

        Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund its postretirement benefit obligation.

        In September 2006, the FASB adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Partnership's fiscal year ending December 31, 2006. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.

        The Partnership adopted the provisions of SFAS 158 as of December 31, 2006. In compliance with SFAS 158, the Partnership recorded a decrease in other comprehensive income of approximately $2.8 million in 2007 and an increase in other comprehensive income of $0.8 million in 2006.

        In December 2006, Services Company amended the postretirement health care and life insurance benefits plan (the "Retiree Medical Plan") to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008. This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million. Since the amendment was adopted in December 2006, the effects of the amendment did not impact the Partnership's net income in 2006. In 2007, the Partnership's net income was increased by approximately $3.9 million as a result of this amendment.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        A reconciliation of the beginning and ending balances of the benefit obligations under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$19,298	$20,679	$35,018	$50,235
Service cost	808	922	669	857
Interest cost	1,034	1,000	2,113	2,948
Actuarial loss (gain)	1,104	(1,816)	996	3,452
Amendment(1)	—	—	—	(20,401)
Benefit payments	(2,004)	(1,487)	(2,133)	(2,073)

Benefit obligation at end of year	$20,240	$19,298	$36,663	$35,018

(1)
In 2006, the Retiree Medical Plan was amended to fix amounts payable to Medicare-qualified plan participants at $2,500 per year commencing in 2008.

        A reconciliation of the beginning and ending balances of the fair value of plan assets under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$11,043	$11,033	$—	$—
Actuarial return on plan assets	2,126	922	—	—
Employer contribution	1,750	575	2,133	2,073
Benefits paid	(2,004)	(1,487)	(2,133)	(2,073)

Fair value of plan assets at end of year	$12,915	$11,043	$—	$—

Funded status at end of year	$(7,325)	$(8,255)	$(36,663)	$(35,018)

        Amounts recognized in the Partnership's balance sheet as liabilities consist of the following:

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Accrued employee benefit liabilities—current	$—	$—	$2,183	$2,340

Accrued employee benefit liabilities—noncurrent	$7,325	$8,255	$34,480	$32,678

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Amounts recognized in accumulated other comprehensive income consist of the following:

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
	(In thousands)
Net actuarial loss (gain)	$4,586	$5,278	$17,180	$17,613
Prior service cost (credit)	(984)	(1,438)	(18,800)	(22,238)

Total	$3,602	$3,840	$(1,620)	$(4,625)

        Information regarding the accumulated benefit obligation in excess of plan assets for the Partnership's RIGP is as follows:

	RIGP
	2007	2006
	(In thousands)
Projected benefit obligation	$20,240	$19,298
Accumulated benefit obligation	$12,018	$11,067
Fair value of plan assets	$12,915	$11,043

        The weighted average assumptions used in accounting for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2007	2006	2005	2007	2006	2005
Weighted average expense assumption
for the years ended December 31,
Discount rate	5.7%	5.4%	5.3%	6.0%	5.8%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

	RIGP		Retiree Medical Plan
	2007	2006	2007	2006
Weighted-average balance sheet assumptions
as of December 31
Discount rate	5.5%	5.7%	6.0%	5.8%
Rate of compensation increase	4.0%	4.0%	N/A	N/A

        The expected return on plan assets was determined by a review of projected future returns along with historical returns of portfolios with similar investments as those in the plan.

        The assumed rate of cost increase in the Retiree Medical Plan in 2007 was 9.0% for both non-Medicare eligible and Medicare eligible retirees. The assumed annual rates of cost increases declines each year through 2011 to a rate of 4.5%, and remain at 4.5% thereafter for both non-Medicare eligible and Medicare eligible retirees.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1.0% change in the health care cost trend rate for each future year would have had the following effects on 2007 results:

	1—Percentage Point Increase	1—Percentage Point Decrease
	(In thousands)
Effect on total service cost and interest
cost components	$280	$(240)
Effect on postretirement benefit obligation	$1,400	$(1,200)

        The components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2007	2006	2005	2007	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$808	$922	$976	$669	$857	$789
Interest cost	1,034	1,000	998	2,113	2,948	2,628
Expected return on plan assets	(864)	(860)	(762)	—	—	—
Amortization of prior service cost benefit	(454)	(454)	(454)	(3,438)	(690)	(400)
Amortization of unrecognized losses	534	612	804	1,429	1,542	793

Net periodic benefit costs	$1,058	$1,220	$1,562	$773	$4,657	$3,810

	RIGP			Retiree Medical Plan
	2007	2006	2005	2007	2006	2005
	(In thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$(158)	$5,278	$—	$996	$17,613	$—
Prior service cost (credit)	—	(1,438)	—	—	(22,238)	—
Amortization of net actuarial loss (gain)	(534)	—	—	(1,429)	—	—
Amortization of prior service cost (credit)	454	—	—	3,438	—	—

Total recognized in other comprehensive income	$(238)	$3,840	$—	$3,005	$(4,625)	$—

Total recognized in net period benefit cost and other comprehensive income	$820	$5,060	$1,562	$3,778	$32	$3,810

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        During 2008, the Partnership expects that the following amounts currently included in other comprehensive income will be recognized in the Partnership's consolidated statement of income:

	RIGP	Retiree Medical Plan
	(In thousands)
Amortization of unrecognized losses	$370	$1,248
Amortization of prior service cost benefit	$(454)	$(3,437)

        The Partnership estimates the following benefit payments, which reflect expected future service, as appropriate, will be paid in the years indicated:

	RIGP	Retiree Medical Plan
	(In thousands)
2008	$2,556	$2,183
2009	2,684	2,279
2010	2,322	2,389
2011	2,622	2,534
2012	2,514	2,629
2013-2017	11,311	14,376

        Due to the changes in the Retiree Medical Plan discussed above the Partnership will not receive Medicare prescription subsidies in 2008.

        A minimum funding contribution is not required to be made to the RIGP during 2008. Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, the Partnership may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

        The Partnership does not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at December 31, 2007 and 2006:

	2007	2006
Mutual funds—equity securities	43%	58%
Mutual funds—money market	27%	17%
Coal lease	30%	25%

Total	100%	100%

        The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan's mutual fund investments with the income derived with proceeds from the coal lease. While no significant changes in the asset allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plan

        Services Company also sponsors a retirement and savings plan (the "Retirement Plan") through which it provides retirement benefits for substantially all of its regular full-time employees, except those

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

covered by certain labor contracts. The Retirement Plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee's covered salary to an employee's separate account maintained in the Retirement Plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee's separate account for 100% of an employee's contribution to the Retirement Plan up to 6% of an employee's eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Total costs of the Retirement Plan were approximately $4.6 million in 2007, $4.3 million in 2006 and $3.6 million in 2005.

        Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $0.2 million for 2007, 2006 and 2005.

        In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $0.2 million in 2007 and $0.1 million for 2006 and 2005.

14. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

        The Partnership sponsors a Unit Option and Distribution Equivalent Plan (the "Option Plan"), pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant to key employees of Services Company. The options vest three years from the date of grant and expire ten years from the date of grant. As options are exercised, the Partnership issues new LP Units. The Partnership has not historically repurchased, and does not expect to repurchase in 2008, any of its LP Units.

        Effective January 1, 2006, the Partnership adopted the fair value measurement and recognition provisions of SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized for the year ended December 31, 2007 includes: (a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Partnership recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

        For the retirement eligibility provisions of the Option Plan, the Partnership follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2007 is based upon options ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

        As a result of adopting SFAS 123R on January 1, 2006, the Partnership's net income for the year ended December 31, 2007, was $0.4 million lower than it would have been if the Partnership had continued to account for unit-based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Basic and diluted earnings per unit would

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN (Continued)

have increased by $0.01 for the year ended December 31, 2007. Both the basic and diluted earnings per LP Unit for the year ended December 31, 2007 were $3.03.

        The following table summarizes the total unit-based compensation expense included in the Partnership's consolidated statements of income:

	December 31,
	2007	2006
	(In thousands)
Operating expenses	$291	$253
General and administrative expenses	87	76

Total unit-based compensation expenses	$378	$329

        Prior to January 1, 2006, the Partnership accounted for the Option Plan under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). No unit-based employee compensation cost was recognized in the consolidated statements of income for the years ended December 31, 2005, as all unit options granted under the Option Plan had an exercise price equal to the market value of the underlying units on the date of grant.

        The following table illustrates the effect on net income for the year ended December 31, 2005, as if the Partnership had applied the fair value recognition provisions of SFAS 123R to options granted under the Option Plan. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the units' vesting periods:

December 31, 2005 (In thousands, except per unit amounts)
Net income allocated to Limited Partners	$99,289
Unit-based employee compensation cost that would have been included in net income under the fair value method	(241)

Pro forma net income as if the fair value method had been applied to all awards	$99,048

Earnings per limited partner unit—basic:
As reported:	$2.69
Pro forma:	$2.69
Earnings per limited partner unit—diluted:
As reported:	$2.69
Pro forma:	$2.68

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN (Continued)

        The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Expected dividend yield	6.6%	6.9%	6.0%
Expected unit price volatility	19.6%	20.7%	16.2%
Risk-Free interest rate	4.7%	4.6%	4.0%
Expected life (in years)	6.5	6.5	4.0
Weighted-average fair value at grant date	$5.07	$4.52	$3.56

        The expected volatility is based on historic volatility of the Partnership's market-traded LP Units. Effective January 1, 2006, the Partnership has elected to use the simplified method for the expected life which is the option vesting period of three years plus the option term of ten years divided by two. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant for the periods within the expected life of the options.

        The following is a summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	298,400	$41.44	246,900	$39.44	222,300	$37.14
Granted	95,400	50.36	87,000	44.69	61,700	45.88
Exercised	(55,700)	38.30	(35,500)	34.70	(37,100)	36.37
Forfeited, cancelled or expired	(1,000)	44.69	—	—	—	—

Outstanding at end of year	337,100	$44.46	298,400	$41.44	246,900	$39.44

Options exercisable at year end	102,300	$38.14	92,600	$35.33	73,800	$32.96
Weighted average fair value of options granted during year	$5.07		$4.52		$3.56

        At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $1.7 million and $1.2 million, respectively. The aggregate intrinsic value represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Intrinsic value is determined by calculating the difference between the Partnership's closing LP Unit price on the last trading day of 2007 and the exercise price, multiplied by the number of LP Units. The total intrinsic value of options exercised during the year ended December 31, 2007 was $0.7 million. The total number of in-the-money options exercisable as of December 31, 2007 was 102,300. As of December 31, 2007, total unrecognized compensation cost related to unvested options was $0.4 million. The cost is expected to be recognized over a weighted average period of 0.9 years. At December 31, 2007, 476,500 LP Units were available for grant in connection with the Option Plan. The total fair value of options vested in 2007 was $0.2 million and $0.3 million in 2006 and 2005.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN (Continued)

        The following table summarizes information relating to LP Unit options outstanding under the Option Plan (all of which are vested or expected to vest) at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding at 12/31/2007	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Options Exercisable at 12/31/2007	Weighted Average Exercise Price
$25.00 to $30.00	12,600	1.6	years	$27.18	12,600	$27.18
$30.01 to $35.00	10,000	3.1		33.90	10,000	33.90
$35.01 to $40.00	34,200	5.0		37.72	34,200	37.72
$40.01 to $45.00	126,400	7.4		43.74	45,500	42.10
$45.01 to $50.00	60,300	7.3		45.85	—	—
$50.01 to $55.00	93,600	9.2		50.40	—	—

Total	337,100	7.3	years	$44.49	102,300	$38.14

        Until April 29, 2004, the Partnership offered a unit option loan program whereby optionees could borrow, at market rates, up to 95% of the purchase price of the LP Units and up to 100% of the applicable income tax withholding obligation in connection with such exercise. At December 31, 2007, there were no outstanding loans under the unit option loan program. The aggregate borrowings outstanding at December 31, 2006 were $0.4 million, which were primarily related to the purchase price of the LP Units.

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

        At December 31, 2007, the ESOP was directly obligated to a third-party lender for $20.8 million of 3.60% Notes due 2011 (the "ESOP Notes"). The ESOP Notes were issued on May 4, 2004, to refinance Services Company's 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are collateralized by Services Company common stock and are guaranteed by Services Company. The Partnership has committed that, in the event that the value of the LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, the Partnership will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of LP Units owned by the Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to the Partnership when the value of the LP Units owned by Services Company returns to an amount which exceeds the 125% minimum. At December 31, 2007, the value of the LP Units owned by Services Company was approximately $109.0 million, which exceeded the 125% requirement.

        Services Company stock is released to employee accounts in the proportion that current payments of principal and interest on the ESOP Notes bear to the total of all principal and interest payments due under the ESOP Notes. Individual employees are allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally includes base

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

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

        The Partnership contributed 2.6 million LP Units to Services Company in August 1997 in exchange for the elimination of the Partnership's obligation to reimburse the General Partner and its parent for certain executive compensation costs, a reduction of the incentive compensation paid by the Partnership to the General Partner under the incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for the Partnership. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from the Partnership, as required, to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the "top-up"). The Partnership will also incur ESOP-related costs for taxes associated with the sale and taxable income of the LP Units and for routine administrative costs. In 2007 and 2006, ESOP costs were reduced by $0.5 million and $2.0 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes were reduced to reflect higher distributions on the LP Units than was previously anticipated. Total ESOP-related costs charged to earnings were $0.2 million in 2005.

16. LEASES AND COMMITMENTS

        The Operating Subsidiaries lease certain land and rights-of-way. Minimum future lease payments for these leases as of December 31, 2007 are approximately $5.4 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

        Buckeye leases space in office buildings and certain copying equipment. Future minimum lease payments under these non-cancelable operating leases at December 31, 2007 were as follows: $1.4 million for 2008, $1.4 million for 2009, $1.4 million for 2010, $1.4 million for 2011, $1.4 million for 2012 and $12.9 million in the aggregate thereafter.

        Rent expense under operating leases was $11.7 million, $10.3 million and $8.7 million for 2007, 2006 and 2005, respectively.

17. RELATED PARTY TRANSACTIONS

        The Partnership and the Operating Subsidiaries are managed by the General Partner. Under certain partnership agreements, management agreements and a services agreement, the Partnership is obligated to reimburse Services Company and the General Partner for substantially all direct and indirect costs related to the business activities of the Partnership and the Operating Subsidiaries except for certain executive compensation and related benefits costs that are reimbursed to Services Company by BGH.

        Costs incurred by the Partnership and the Operating Subsidiaries for the above services totaled $94.3 million, $94.9 million, and $92.9 million in 2007, 2006 and 2005, respectively. The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RELATED PARTY TRANSACTIONS (Continued)

        Services Company, which is beneficially owned by the ESOP, owned 2.2 million of the Partnership's LP Units (approximately 4.8% of the LP Units outstanding) as of December 31, 2007. Distributions received by Services Company from the Partnership on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $7.2 million, $7.0 million and $6.7 million in 2007, 2006 and 2005, respectively. In 2007 and 2006, ESOP costs were reduced by $0.5 million and $2.0 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes were reduced to reflect higher distributions on the LP Units than was previously anticipated. Total ESOP-related costs charged to earnings were $0.2 million in 2005.

        The Partnership pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP. The Partnership incurred an administrative charge of $1.9 million for the years ended December 31, 2007, 2006 and 2005. In connection with the Lodi Gas acquisition, MainLine Management has foregone payment of the senior administrative charge effective June 25, 2007 through March 31, 2009. This foregone payment will be considered in the net purchase price allocation of the Lodi Gas aquisition. The disinterested directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

        The General Partner receives incentive distributions from the Partnership pursuant to its partnership agreement and incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit. Incentive compensation payments totaled $30.0 million, $24.9 million and $20.2 million in 2007, 2006 and 2005, respectively. Commencing with the fourth quarter of 2006, the Partnership ceased recording incentive compensation payable to the General Partner as an expense and instead began recording such payments as distributions from equity. Therefore, all of the amounts paid in 2007 are treated as partnership distributions.

        Lehman Brothers and its affiliates have provided, directly or indirectly, investment and commercial banking or financial advisory services to the Partnership, for which they received customary fees and commissions. An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by the Partnership of amounts outstanding under the Credit Facility. Also, an affiliate of Lehman Brothers owns an interest in BGH GP which indirectly controls the Partnership through an ownership interest in the General Partner. Finally, Lehman Brothers is acting as the Partnership's exclusive financial advisor in connection with the Lodi Gas acquisition, pursuant to which Buckeye purchased all of the limited liability member interests in Lodi Gas from an affiliate of ArcLight (see Note 22). An affiliate of Lehman Brothers is also a customer of Lodi Gas.

        Two of the General Partner's directors, Daniel R. Revers and Robb E. Turner, had an indirect ownership interest in affiliates of ArcLight, the sellers of Lodi Gas (See Note 22). As a result of their indirect ownership interests in those ArcLight affiliates, Messrs. Revers and Turner received approximately $7.9 million and $7.7 million, respectively, from the sale of Lodi Gas to the Partnership.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PARTNERS' CAPITAL

        The following is a reconciliation of General Partner Units and LP Units outstanding for the years ended December 31, 2007, 2006 and 2005:

	General Partner	Limited Partners	Total
Units outstanding at January 1, 2005	243,914	34,281,246	34,525,160
LP Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	37,100	37,100
LP Units issued in underwritten public offering	—	3,600,000	3,600,000

Units outstanding at December 31, 2005	243,914	37,918,346	38,162,260
LP Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	35,500	35,500
LP Units issued in underwritten public offering	—	1,500,000	1,500,000

Units outstanding at December 31, 2006	243,914	39,453,846	39,697,760
LP Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	55,700	55,700
LP Units issued in underwritten public offering	—	6,208,600	6,208,600

Units outstanding at December 31, 2007	243,914	45,718,146	45,962,060

        The Partnership Agreement provides that, without prior approval of limited partners of the Partnership holding an aggregate of at least two-thirds of the outstanding LP Units, the Partnership cannot issue any LP Units of a class or series having preferences or other special or senior rights over the LP Units.

19. CASH DISTRIBUTIONS

        The Partnership makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as the General Partner deems appropriate. All such distributions were paid on the then outstanding GP Units and LP Units. Cash distributions aggregated to $164.3 million in 2007, $125.5 million in 2006 and $104.3 million in 2005.

Record Date	Payment Date	Amount Per Unit
February 7, 2005	February 28, 2005	$0.6875
May 9, 2005	May 31, 2005	0.7000
August 9, 2005	August 31, 200	0.7125
November 7, 2005	November 30, 2005	0.7250
February 7, 2006	February 28, 2006	$0.7375
May 8, 2006	May 31, 2006	0.7500
August 4, 2006	August 31, 2006	0.7625
November 6, 2006	November 30, 2006	0.7750
February 6, 2007	February 28, 2007	$0.7875
May 7, 2007	May 31, 2007	0.8000
August 6, 2007	August 31, 2007	0.8125
November 5, 2007	November 30, 2007	0.8250

        On January 24, 2008, the Partnership announced a quarterly distribution of $0.8375 per unit payable on February 29, 2008, to Unitholders of record on February 5, 2008.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. EARNINGS PER UNIT

        Except as discussed in the following paragraph, basic and diluted net income per LP Unit is calculated by dividing net income, after deducting the amount allocated to the General Partner, by the weighted-average number of LP Units outstanding during the year.

        EITF Issue No. 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("Issue 03-06") addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. Issue 03-06 provides that the General Partner's interest in net income is to be calculated based on the amount that would be allocated to the General Partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. The Partnership applied Issue 03-06 prospectively beginning with the fourth quarter of 2006. The application of Issue No. 03-06 may have an impact on earnings per LP Unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.

        The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per unit calculations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Basic:
Weighted average units oustanding	42,051	39,165	36,864

Diluted:
Weighted average units oustanding	42,051	39,165	36,864
Dilutive effect of unit options granted	50	37	37

	42,101	39,202	36,901

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

approximately 5,400 miles of pipeline systems in the following states: California, Connecticut, Florida, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.

Terminalling and Storage

        The Terminalling and Storage segment provides bulk storage and throughput services. This segment owns 50 terminals that have the capacity to store an aggregate of approximately 19.6 million barrels of refined petroleum products. The terminals are located in Indiana, Illinois, Massachusetts, Michigan, Missouri, New York, Ohio and Pennsylvania.

Other Operations

        The Other Operations segment consists primarily of the Partnership's contract operation and maintenance of third-party pipelines owned principally by major petrochemical companies located in Texas. This segment also performs construction management services, typically for cost plus a fixed fee, for these same customers. The Other Operations segment also includes the Partnership's ownership and operation of the ammonia pipeline acquired in November 2005 and its majority ownership of the Sabina Pipeline.

        Financial information about each segment is presented below. Each segment uses the same accounting policies as those described in the summary of significant accounting policies (see note 2). All inter-segment revenues, operating income and assets have been eliminated. All three years are presented on a consistent basis.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue:
Pipeline Operations	$379,345	$350,909	$306,849
Terminalling and Storage	103,782	81,267	68,822
Other Operations	36,220	29,584	32,775

Total	$519,347	$461,760	$408,446

Operating income:
Pipeline Operations	$150,295	$140,538	$124,245
Terminalling and Storage	42,843	29,120	29,666
Other Operations	8,942	7,409	7,402

Total	$202,080	$177,067	$161,313

Depreciation and amortization:
Pipeline Operations	$37,411	$37,219	$31,196
Terminalling and Storage	5,610	5,180	4,212
Other Operations	1,630	1,640	1,352

Total	$44,651	$44,039	$36,760

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SEGMENT INFORMATION (Continued)

Capital expenditures:
Pipeline Operations	$47,563	$79,521	$70,261
Terminalling and Storage	18,341	9,852	6,966
Other Operations	1,963	3,301	545

Total	$67,867	$92,674	$77,772

Acquisitions:
Pipeline Operations	$1,933	$79,826	$161,629
Terminalling and Storage	38,793	14,427	45,637
Other Operations	—	—	3,500

Total	$40,726	$94,253	$210,766

	December 31,
	2007	2006
	(In thousands)
Assets*:
Pipeline Operations	$1,673,744	$1,608,243
Terminalling and Storage	385,446	318,917
Other Operations	74,462	68,310

Total	$2,133,652	$1,995,470

    *
    All equity investments shown in Note 9 are included in the assets of Pipeline Operations.

22. SUBSEQUENT EVENTS

        Lodi Transaction.    On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from an affiliate of ArcLight. Lodi Gas owns two natural gas storage facilities near Lodi, California. These facilities provide approximately 22 billion cubic feet ("Bcf") of working gas capacity and are connected to Pacific Gas and Electric's intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

        Pursuant to the terms of the purchase and sales agreement as amended, cash consideration of approximately $432.0 million was paid at closing. An additional $12.0 million will be paid by the Partnership to the seller upon receipt of approval from the California Public Utilities Commission for a natural gas storage expansion project known as Kirby Hills Phase II. The Kirby Hills Phase II expansion project will provide up to an incremental 12 Bcf of working gas capacity. Buckeye expects to receive approval on the Kirby Hills Phase II expansion project in the first quarter of 2008.

        Farm & Home Transaction.    On February 8, 2008, Buckeye acquired all of the equity interests in Farm & Home for total cash consideration of approximately $145.5 million. Farm & Home is a major regional distributor of refined petroleum products in northeastern and central Pennsylvania and surrounding areas. During the fiscal year ended June 30, 2007, it provided over 550 million gallons of

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. SUBSEQUENT EVENTS (Continued)

refined petroleum products, including gasoline and distillates, to customers through a network of five terminals and other company-owned distribution assets.

        Niles and Ferrysburg, Michigan Terminals.    On February 19, 2008, Buckeye acquired a terminal in Niles, Michigan and a 50% ownership interest in a terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.5 million.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data for 2007 and 2006 is set forth below. Quarterly results were influenced by seasonal and other factors inherent in the Partnership's business.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except per unit amounts)
Revenue	$124,944	$105,745	$124,951	$111,495	$125,653	$116,519	$143,799	$128,001	$519,347	$461,760
Operating income	50,273	40,492	46,257	43,053	47,531	46,046	58,019	47,476	202,080	177,067
Net income	37,734	22,978	34,545	24,166	36,380	27,297	46,697	35,799	155,356	110,240
*Earnings per limited partner unit—basic:	0.77	0.60	0.70	0.61	0.71	0.69	0.85	0.75	3.03	2.64
*Earnings per limited partner unit—diluted:	0.77	0.59	0.70	0.61	0.71	0.69	0.85	0.75	3.03	2.64

(*)
The Partnership's reported net income for each quarter and for the year ended 2007 and for the fourth quarter and for the year ended 2006 reflect an amendment of the incentive compensation agreement between the General Partner, and the Partnership which changed the incentive compensation paid to the General Partner from a compensation payment to a partnership distribution. Accordingly, net income for the years ended 2007 and 2006 was $30.0 million and $6.6 million, respectively, higher than it would have been if the incentive compensation agreement had not been amended.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.

        The management of the General Partner, with the participation of its Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for the Partnership as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the General Partner's disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the General Partner in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
Management's Report on Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c)
Change in Internal Control over Financial Reporting

        No change in the General Partner's internal control over financial reporting for the Partnership occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the General Partner's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The Partnership does not have directors or officers. The executive officers of the General Partner perform all management functions for the Partnership and the Operating Subsidiaries in their capacities as officers and directors of the General Partner and Services Company. Directors and officers of the General Partner are selected by Buckeye GP Holdings L.P. ("BGH") as sole member of the General Partner. See "Certain Relationships and Related Transactions."

Directors of the General Partner

        Set forth below is certain information concerning the directors of the General Partner. The General Partner has been restructured several times in recent years. References in the table below to service with the General Partner mean service with the current General Partner and its predecessor companies where applicable.

Name, Age and Present Position with General Partner	Business Experience During Past Five Years
Forrest E. Wylie, 44 Chairman of the Board, Chief Executive Officer and Director*	Mr. Wylie was named Chairman of the Board, Chief Executive Officer and a director of the General Partner on June 25, 2007. Mr. Wylie was also named Chairman of the Board, Chief Executive Officer and a director of the general partner of BGH on June 25, 2007. Prior to his appointment, he served as Vice Chairman of Pacific Energy Partners, L.P., a refined product and crude oil pipeline and terminal partnership, from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Wylie was President and Chief Financial Officer of NuCoastal Corporation, a midstream energy company, from May 2002 until February 2005. Mr. Wylie currently serves on the board of directors of Eagle Shipping and Coastal Energy Corporation.
Irvin K. Culpepper, Jr., 59 Director	Mr. Culpepper became a director of the General Partner on June 25, 2007. He has been an investor relations professional with Kelso & Company since 1988.
Michael B. Goldberg, 61 Director
Mr. Goldberg became a director of the General Partner on June 25, 2007. He has been a principal with Kelso & Company since 1991. Mr. Goldberg is also a director of Hilite International, Inc. and RHI Entertainment, LLC.

C. Scott Hobbs, 54 Director**
Mr. Hobbs became a director of the General Partner on October 1, 2007. He is currently the owner and principal of Energy Capital Advisors, LLC, a consulting firm in the energy industry. Mr. Hobbs was Executive Chairman of Optigas, Inc., a private mid-stream gas gathering and processing company, from January 2005 until March 2006 when Optigas was sold to a private equity firm. Mr. Hobbs was President and Chief Operating Officer of KFX, Inc. (now Evergreen Energy, Inc.), a public company that provides clean coal technologies and environmental solutions for industrial and utility markets, from January 2004 until early 2005. For almost 24 years, Mr. Hobbs, a certified public accountant, worked for Colorado Interstate Gas, the largest interstate gas transporter in the Rocky Mountain region and a subsidiary of Coastal Corporation, with his last position there being Chief Operating Officer.
Mark C. McKinley, 51 Director**
Mr. McKinley became a director of the General Partner on October 1, 2007. He has served as Managing Partner of MK Resources, a private oil and gas development company specializing in the recovery and production of crude oil and the development of unconventional resource projects, for the past five years.
Daniel R. Revers, 46 Director
Mr. Revers became a director of the General Partner on June 25, 2007. He also serves as a director of the general partner of BGH. Mr. Revers co-founded ArcLight Capital Partners LLC in 2000 and has been a principal since its inception. He has seventeen years of energy finance and private equity experience.
Clark C. Smith, 53 Director**
Mr. Smith became a director of the General Partner on October 1, 2007. He has served as Managing Director of Engage Investments, L.P., a private company established to provide consulting services to, and to make equity investments in, energy related businesses, since June 2004. Mr. Smith was Executive Vice President of El Paso Corporation and President of El Paso Merchant Energy Group, a subsidiary of El Paso Corporation, from August 2000 until May 2003.
Robb E. Turner, 45 Director
Mr. Turner became a director of the General Partner on June 25, 2007. He also serves as a director of the general partner of BGH. Mr. Turner co-founded ArcLight Capital Partners LLC in 2000 and has been a principal since its inception. He has seventeen years of energy finance, corporate finance, and public and private equity investment experience.

*
Also a director of Services Company.

**
Is a non-employee director of our General Partner and is not otherwise affiliated with our General Partner or its parent companies.

Executive Officers of the General Partner

        Set forth below is certain information concerning the executive officers of the General Partner who also serve in similar positions in Services Company.

Name, Age and Present Position	Business Experience During Past Five Years
Forrest E. Wylie, 44 Chairman of the Board, Chief Executive Officer and Director	Mr. Wylie was named Chairman of the Board, Chief Executive Officer and a director of the General Partner on June 25, 2007. Mr. Wylie was also named Chairman of the Board, Chief Executive Officer and a director of the general partner of BGH on June 25, 2007. Prior to his appointment, he served as Vice Chairman of Pacific Energy Partners, L.P., a refined product and crude oil pipeline and terminal partnership, from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Wylie was President and Chief Financial Officer of NuCoastal Corporation, a midstream energy company, from May 2002 until February 2005. Mr. Wylie currently serves on the board of directors of Eagle Shipping and Coastal Energy Corporation.
Eric A. Gustafson, 59 Senior Vice President and Chief Operating Officer
Mr. Gustafson became Chief Operating Officer of the General Partner on October 25, 2007. Mr. Gustafson also became Chief Operating Officer of the general partner of BGH on October 25, 2007. Prior to such date he had served as Senior Vice President, Operations and Technology of the General Partner since January 1, 2005. Mr. Gustafson had served as Vice President—Transportation and Technology of Services Company since May 1998.
Stephen C. Muther, 58 President
Mr. Muther became President of the General Partner on October 25, 2007. Mr. Muther also became president of the general partner of BGH on October 25, 2007. Mr. Muther had served as Executive Vice President, Administration and Legal Affairs or Senior Vice President, Administration, General Counsel and Secretary of the General Partner since May 1990. He served in these same capacities for the general partner of BGH since May 4, 2004.
Vance E. Powers, 51 Acting Chief Financial Officer
Mr. Powers became Acting Chief Financial Officer on July 27, 2007. He has served in the same capacity for the general partner of BGH since July 27, 2007. He served as Vice President, Finance and Controller for the Services Company since November 2003. Prior thereto, he served as Controller of Services Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, the General Partner's executive officers and directors, and persons beneficially owning more than 10% of the Partnership's LP Units, are required to file with the Commission reports of their initial ownership and changes in ownership of LP Units. Based solely on its review of Forms 3, 4 and 5 furnished to it and written representations from its executive officers and directors, the General Partner believes that for 2007, all executive officers and directors who were required to file reports under Section 16(a) complied with such requirements.

Committees of the Board of Directors

Audit Committee

        The General Partner has an audit committee (the "Audit Committee") composed of C. Scott Hobbs (Chairman), Mark C. McKinley, and Clark C. Smith. The members of the Audit Committee are independent, non-employee directors of the General Partner and are not officers, directors or otherwise affiliated with the General Partner or its parent companies. The General Partner's board of directors has determined that no Audit Committee member has a material relationship with the General Partner. The board of directors has also determined that Mr. Hobbs qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

        The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and independent auditors. The Audit Committee also reviews the quality, independence and objectivity of the independent and internal auditors. The Audit Committee has sole authority as to the retention, evaluation, compensation and oversight of the work of the independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee also has sole authority to approve all audit and non-audit services provided by the independent auditors. The charter of the Audit Committee is available at the Partnership's website at www.buckeye.com.

        The Audit Committee may act as a conflicts committee or a special committee at the request of the General Partner to determine matters that may present a conflict of interest between the General Partner or its parent companies and the Partnership.

        The Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. These procedures are part of the Business Code of Conduct and are available at the Partnership's website at www.buckeye.com.

Finance Committee

        The General Partner has a Finance Committee, which currently consists of two directors: Robb E. Turner (Chairman) and Michael B. Goldberg. The Finance Committee provides oversight and advice with respect to the capital structure of the Partnership.

Corporate Governance Matters

        The Partnership has adopted a Code of Ethics for Directors, Executive Officers and Senior Financial Officers that applies to, among others, the Chairman, President, Chief Financial Officer and Controller of the General Partner, as required by Section 406 of the Sarbanes Oxley Act of 2002. Furthermore, the Partnership has adopted Corporate Governance Guidelines and a charter for its Audit Committee. Each of the foregoing is available on the Partnership's website at www.buckeye.com. The Partnership will provide copies, free of charge, of any of the foregoing upon receipt of a written request. The Partnership intends to disclose amendments to, or director and executive officer waivers from, the Code of Ethics, if any, on its website, or by Form 8-K to the extent required.

        You can also find information about the Partnership at the offices of the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of the General Partner provided such certification to the NYSE in 2007 without qualification. In addition, the certifications of the General Partner's Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to the Partnership's Annual Report on Form 10-K.

Communication with the Board of Directors

        A holder of the LP Units or other interested party who wishes to communicate with the non-management directors of the General Partner may do so by contacting William H. Schmidt, Jr., Vice President, General Counsel and Secretary, at the address or phone number appearing on the front page of the Partnership's Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the board of directors except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld will nonetheless be recorded and available for any director who wishes to review it.

Item 11.    Executive Compensation

Overview

        In Items 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions, and Director Independence), when we are referring to Buckeye Partners, L.P., we will use the terms "we," "us," "our" and other similar terms.

        We are managed by our general partner, Buckeye GP LLC. Our general partner is 100% owned by Buckeye GP Holdings L.P., a publicly traded limited partnership that we refer to as BGH. BGH is owned approximately 62% by BGH GP Holdings, LLC, a limited liability company, which we refer to as BGH GP, approximately 37% by the public, and approximately 1% by members of our senior management. BGH GP is owned by affiliates of ArcLight Capital Partners, LLC, Kelso & Company and Lehman Brothers Holdings Inc. and certain members of our senior management. BGH GP also owns the general partner of BGH and through such ownership controls both BGH and us. BGH GP bought its interests in BGH and the general partner of BGH on June 25, 2007 from Carlyle/Riverstone BPL Holdings II, L.P., which we refer to as Carlyle/Riverstone, members of our senior management and other limited partners.

        As of December 31, 2007, all of our employees are employed by and receive employee benefits from Buckeye Pipe Line Services Company, a Pennsylvania corporation that we refer to as Services Company. Pursuant to a services agreement and an executive employment agreement, we and our general partner reimburse Services Company for the costs of employing these employees.

Compensation Discussion and Analysis

Named Executive Officers

        We do not have officers or directors. Our business is managed by the board of directors of our general partner, and the executive officers of our general partner perform all of our management functions. Thus, the executive officers of our general partner are our executive officers. This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of our general partner. Our executive officers, whom we refer to in this discussion as our "named executive officers" are:

  •
  Forrest E. Wylie, Chairman and Chief Executive Officer;

  •
  Vance E. Powers, Acting Chief Financial Officer;

  •
  Stephen C. Muther, President; and

  •
  Eric A. Gustafson, Senior Vice President and Chief Operating Officer.

        In addition to our current named executive officers listed above, this Compensation Discussion and Analysis sets forth information concerning the total compensation in 2007 of the following former officers who resigned during 2007:

  •
  William H. Shea, Jr., former Chairman, President and Chief Executive Officer; and

  •
  Robert B. Wallace, former Chief Financial Officer.

        Mr. Shea resigned on June 25, 2007 in connection with the acquisition of the controlling interest in BGH by BGH GP, and Mr. Wallace resigned on July 27, 2007 to pursue other opportunities.

Compensation Committees

        As a limited partnership that is listed on the New York Stock Exchange, we are not required to have a Compensation Committee. In 2006, our general partner's board of directors determined that we had four executive officers, all of whom were compensated by BGH and not by us and, therefore, that a compensation committee was not necessary. Likewise, at the outset of 2007, our general partner's board of directors determined that a compensation committee was unnecessary for 2007. In the second half of 2007, following the resignation of Robert B. Wallace as Chief Financial Officer and the appointment of Vance E. Powers, whose compensation we pay, as Acting Chief Financial Officer, the board of directors determined that a Compensation Committee was appropriate. Our Compensation Committee was formed in November 2007 and is composed of Clark C. Smith (Chairman), Michael B. Goldberg, C. Scott Hobbs, Mark C. McKinley and Robb E. Turner. Messrs. Smith, Hobbs, and McKinley are independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act). The non-independent directors are Messrs. Goldberg and Turner, who are affiliated with BGH GP.

        BGH is also a NYSE-listed limited partnership and, therefore, is likewise not required to have a Compensation Committee. However, as the owner of our general partner, BGH is responsible for the payment of the compensation for three of our named executive officers (see "Our Responsibility for Compensation" below) and, as such, its board of directors concluded that it would be appropriate to form a Compensation Committee. BGH's Compensation Committee was formed in January 2007. The committee is composed of two independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act) and one director who is not independent. The independent directors are W. Barnes Hauptfuhrer and Frank S. Sowinski. The non-independent director is Frank J. Loverro. Mr. Loverro is the chairman of the committee and is affiliated with BGH GP.

Our Compensation Philosophy

        We believe the most effective compensation schemes for companies like us emphasize pay-for-performance for their named executive officers. Our executive compensation scheme needs to be able to attract, retain and motivate skilled and experienced executives who can grow our business while maintaining our high standards of customer service and safety. The most important performance metric for us is whether our executives can increase our quarterly distributions to our Unitholders. The best way to motivate our executive officers to achieve this goal is to offer both short and long-term incentives, and the best way to align our executives' interests with those of our Unitholders is to use both cash and equity awards to offer those incentives.

Our Responsibility for Compensation

        In 2007, we did not compensate Messrs. Wylie, Muther and Gustafson, but we did pay the total compensation of Mr. Powers. In 1997, we entered into an Exchange Agreement with our general partner pursuant to which our general partner agreed to assume the obligation to pay for certain compensation and fringe benefit costs for executive level duties performed by the general partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of our general partner. In connection with a subsequent restructuring in 2004, the Exchange Agreement was amended to provide that such assumption applied to all compensation and fringe benefit costs for the four highest salaried officers performing duties for our general partner, three of whom are currently Messrs. Wylie, Muther and Gustafson. Accordingly, the total compensation of Messrs. Wylie, Muther and Gustafson (with the exception of some potential contractual severance payments that could become payable to Mr. Muther upon termination of his employment, as further described under the heading "Payments upon Termination or Change in Control" below) is paid by our general partner or its owner, BGH, and not by us.

        At the time the Exchange Agreement was entered into and until BGH's initial public offering in August 2006, our general partner was privately owned and, because we did not have to compensate our executive officers, our board of directors did not set their compensation. Rather, our executive compensation was determined privately, through negotiations between our executives and the owner of our general partner. Now, our general partner is owned by another publicly traded partnership, BGH, which has its own board of directors. After the initial public offering, BGH's board of directors continued the compensation program for our named executive officers that had been in effect prior to BGH's initial public offering, for the remainder of 2006.

Change of Control

        In early 2007, BGH's Compensation Committee and our board of directors and officers began discussing informally ways to restructure or streamline our executive compensation scheme in order to create a unified program that fairly and consistently motivates and rewards our executive officers as a group. Shortly into the year, however, Carlyle/Riverstone, which controlled us and had the ability to appoint the directors of both BGH's and our general partner, began to explore selling its interests in BGH to a new owner. On April 3, 2007, a purchase agreement was executed to sell Carlyle/Riverstone's interests in BGH and its general partner to BGH GP.

        The transaction closed on June 25, 2007 and, in connection with the closing, Mr. Shea resigned as Chairman, President and Chief Executive Officer and was replaced by Mr. Wylie. Additionally, several directors of BGH's general partner and our general partner who were affiliated with Carlyle/Riverstone resigned and were replaced with directors affiliated with ArcLight and Kelso & Company. During this time, BGH's Compensation Committee did not change the compensation of our named executive officers from 2006 levels. The BGH Compensation Committee did not reevaluate the appropriateness of the various elements of compensation or their amounts, and did not examine the effects each element has on the others.

        In July, Mr. Wallace resigned as Senior Vice President—Finance and Chief Financial Officer to pursue other opportunities and was replaced on an interim basis by Mr. Powers, who had been the Controller. Mr. Powers' salary, for which we are responsible, was not changed at that time. On September 30, 2007, all of the independent directors of our general partner retired from our board of directors. As disclosed in our Current Reports on Form 8-K filed September 20, 2007 and October 4, 2007, these directors did not resign because of any disagreement with our general partner or us on any matter relating to either entity's operations, policies or practices. BGH replaced these independent directors of our general partner with Messrs. Hobbs, McKinley and Smith on October 1, 2007. As of October 1, 2007, every member of the board of directors of our general partner had changed from the board of directors with which we began 2007.

Future Compensation

        In November 2007, our board of directors formed a Compensation Committee. Shortly after its formation, the Compensation Committee began to study the compensation program that we currently have in place. After conversations with the Compensation Committee of BGH, our Compensation Committee engaged a compensation consultant to study all aspects of our executive compensation program. In addition, a Special Committee of our Board of Directors was formed to review the allocation of responsibility for compensation between us and BGH. Our Compensation Committee intends to review the compensation consultant's report and to share its findings with our Special Committee and the Compensation Committee of BGH. The current review could result in changes to our executive compensation program to better implement our philosophy as described above.

Types of Compensation in 2007

        In 2007, the compensation paid by us or BGH to all of our named executive officers consisted primarily of salary and non-qualified deferred compensation. Mr. Powers also received a non-equity incentive award which was granted to him prior to his appointment as Acting Chief Financial Officer and prior to his becoming one of our executive officers. The total compensation in 2007 of our named executive officers also included accelerated vesting of previously issued equity awards in BGH (for all named executive officers except Mr. Wylie) and the issuance of new equity awards in BGH GP, the privately owned parent company of BGH's general partner.

        The base salaries of our named executive officers in 2007 were as follows:

Name	Base Salary in 2007
Forrest E. Wylie	$400,000
Vance E. Powers	$200,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
William H. Shea, Jr.	$400,000
Robert B. Wallace	$300,000

        Except for Mr. Powers' salary, the salaries of our named executive officers were paid by BGH. None of BGH, its Compensation Committee, or our general partner has engaged in any benchmarking of these salaries against those of similarly situated executives in peer companies.

        The named executive officers also received non-qualified deferred compensation in 2007 in the form of contributions by us or BGH to their Benefit Equalization Plan accounts. The Benefit Equalization Plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Benefit Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. Each named executive officer participated in this plan prior to BGH becoming a public company in August of 2006 and continued to participate in this plan thereafter.

        Prior to BGH GP's acquisition of a controlling interest in BGH in June 2007, each of Messrs. Muther, Gustafson, Powers, Shea and Wallace owned BGH management units that were issued in 2004. Seventy percent of the management units had already vested or vested in connection with BGH's initial public offering in August 2006. Immediately following BGH's initial public offering, the remaining 30%, or 408,600 of the management units, were scheduled to vest over a three year period with 136,200 of the units scheduled to vest on each of May 4 of 2007, 2008 and 2009. When Carlyle/Riverstone sold its interest in BGH to BGH GP on June 25, 2007, however, all of these remaining unvested management units automatically vested. Please see the discussion entitled "Buckeye GP Holdings L.P. Management Units" in the narrative following the Summary Compensation Table below.

        Finally, in connection with BGH GP's purchase of a controlling interest in BGH, BGH GP granted our named executive officers (except for Mr. Shea) certain limited liability company interests, called override units, in BGH GP. Effective upon his resignation from BGH in July 2007, Mr. Wallace forfeited all of his override units. The board of directors of BGH GP determined the number of override units awarded to the named executive officers and the vesting schedules of those override units. A description of the override units and their vesting schedules is contained in the narrative discussion following the Summary Compensation Table below. The BGH management units and the BGH override units were not awarded by us and they do not constitute a cost to us.

Compensation Committee Report

        As discussed in the Compensation Discussion and Analysis, we do not currently compensate three of our named executive officers, and we did not have a compensation committee until November 2007. The three named executive officers we do not compensate are compensated by BGH. We currently compensate our fourth named executive officer, who became a named executive officer on July 27, 2007 upon his election as Acting Chief Financial Officer in connection with the resignation of our prior Chief Financial Officer.

        In light of the foregoing, as required by Item 407(e)(5) of Regulation S-K, our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management and, based on such review and discussions, has recommended to the board of directors of our general partner that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF BUCKEYE GP LLC
Michael B. Goldberg C. Scott Hobbs Mark C. McKinley Clark C. Smith Robb E. Turner

Summary Compensation Table

Name and Principal Position(a)	Fiscal Year(b)	Salary ($)(c)	Bonus ($)(d)	Unit Awards ($)(1)(e)	Option Awards ($)(2)(f)	Non-Equity Incentive Plan Compensation ($)(3)(g)	All Other Compensation ($)(4)(i)	Total ($) (j)
Forrest E. Wylie	2007	200,000	—	272,480	—	—	12,693	485,173
Chairman and Chief Executive Officer

Vance E. Powers	2007	177,672	35,000	104,351	15,468	108,750	95,434	536,675
Acting Chief Financial Officer

Stephen C. Muther	2007 2006	305,770 305,770	— —	308,411 690,410	— —	— 575,000	50,872 57,040	665,053 1,628,220
President

Eric A. Gustafson	2007 2006	300,000 300,000	— —	249,474 517,807	— 5,201	— 87,500	114,697 114,839	664,171 1,025,347
Senior Vice President and Chief Operating Officer

William H. Shea, Jr.	2007 2006	201,539 400,000	— —	353,625 1,035,615	— —	— 500,000	312,077 74,214	867,241 2,009,829
former President and Chief Executive Officer

Robert B. Wallace	2007 2006	178,846 300,000	— —	117,875 345,205	— —	— 575,000	118,027 48,683	414,748 1,268,888
former Chief Financial Officer

(1)
Amounts reflect compensation expense recognized in the financial statements for the fiscal years ended December 31, 2007 and 2006, in accordance with SFAS 123R for two separate incentive unit award programs. In 2007, the amounts relate to both: i) the management units of BGH and ii) override units granted in 2007 by BGH GP. In 2006, the amounts relate to the management units of BGH. See the narrative discussions below titled "Buckeye GP Holdings L.P. Management Units" and "BGH GP Holdings, LLC Override Units" for the assumptions used in the valuation of the fair value of the management and override units.

(2)
Amounts reflect compensation expense recognized in the financial statements for fiscal years ended December 31, 2007 and 2006, in accordance with SFAS 123R, for option awards of our limited partner units made pursuant to the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan. Named executive officers are not eligible for option awards under this program. However, Messrs. Powers and Gustafson had outstanding option awards that were granted to them under this program prior to their becoming named executive officers. See Note 14 to the financial statements contained in this report for a further discussion of the assumptions related to unit option expense.

(3)
The amounts reported for 2007 represent amounts paid in 2008 for incentive goals achieved for the fiscal year 2007. The amounts reported for 2006 were paid to the named executive officers in connection with the completion of the initial public offering of BGH.

(4)
For each named executive officer, the amounts in the column labeled "All Other Compensation" consist of:

Name	Fiscal Year	Savings Plan Contributions ($)(a)*	ESOP ($)(b)*	Unit Options Distribution Equivalents ($)(c)	Benefit Equalization Plan ($)(d)*	Other ($)(e)	Total All Other Compensation ($)
Forrest E. Wylie	2007	12,693	—	—	—	—	12,693

Vance E. Powers	2007	9,684	21,925	63,825	—	—	95,434

Stephen C. Muther	2007	11,250	26,497	—	13,125	—	50,872
	2006	11,000	22,744	—	23,296	—	57,040

Eric A. Gustafson	2007	11,250	26,497	63,825	13,125	—	114,697
	2006	11,000	22,744	60,033	21,062	—	114,839

William H. Shea, Jr.	2007	10,000	18,237	—	—	283,840	312,077
	2006	11,000	22,285	—	40,929	—	74,214

Robert B. Wallace	2007	8,942	18,237	—	—	90,848	118,027
	2006	11,000	22,744	—	14,939	—	48,683

*
Compensation awarded pursuant to this plan to Messrs. Wylie, Muther, Gustafson, Shea, and Wallace was paid by BGH. Compensation awarded to Mr. Powers pursuant to this plan was paid by us.

(a)
Amounts represent a 5% company contribution to the Buckeye Pipe Line Services Company Retirement and Savings Plan for each of the named executive officers on wages of up to $225,000 for 2007 and $220,000 for 2006. Mr. Wylie also receives a 5% matching contribution on his contributions to the retirement and savings plan.

(b)
Amounts represent the value of Buckeye Pipe Line Services Company stock allocated to each named executive officer, in accordance with the terms of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan described in the accompanying narrative.

(c)
Amounts represent the payment of distribution equivalents under the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan. Pursuant to the plan, distribution equivalents were calculated by multiplying (i) the number of our limited partner units subject to such options that have not vested by (ii) 200% of the Partnership's per limited partner unit regular quarterly distribution. The number of unit options used as the basis for the payments in 2007 was 3,700 for Messrs. Powers and Gustafson. In 2006, 3,700 unit options were the basis for the payment to Mr. Gustafson.

(d)
Amounts represent contributions to the named executive officer's account under the Buckeye Pipe Line Services Company Benefit Equalization Plan. A description of the plan and the amounts of contributions credited to each named executive officer's account in 2007 are set forth in the "2007 Nonqualified Deferred Compensation Table" and the accompanying narrative discussion below.

(e)
For Mr. Wallace, this amount was negotiated as part of his resignation on July 27, 2007. For Mr. Shea, this amount was paid by BGH GP after his resignation on June 25, 2007.

Salaries

        The base salaries of our named executive officers in 2007 were as follows:

Name	Base Salary in 2007
Forrest E. Wylie	$400,000
Vance E. Powers	$200,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
William H. Shea, Jr.	$400,000
Robert B. Wallace	$300,000

        Except for Mr. Powers' salary for 2007, the salaries of our named executive officers were paid by BGH.    As discussed in the preceding Compensation, Discussion and Analysis, neither BGH's general partner, its Compensation Committee, nor our general partner or Compensation Committee has engaged in any benchmarking of these salaries against those of similarly situated executives in peer companies.

Muther Employment Agreement

        Mr. Muther and BGH are parties to an amended and restated employment and severance agreement, dated as of October 25, 2007. Mr. Muther's base salary under his employment agreement is not less than $300,000 per year (less applicable taxes and withholdings). Mr. Muther's employment agreement is terminable at any time for any reason by BGH or Mr. Muther, subject to the obligations of BGH and us to pay Mr. Muther severance under certain circumstances. Pursuant to the employment agreement, Mr. Muther is employed by Services Company. Pursuant to an exchange agreement and an executive employment agreement between BGH and Services Company, BGH reimburses Services Company for all payments to Mr. Muther and the cost of Mr. Muther's benefits under the employment agreement. BGH is responsible for Mr. Muther's compensation pursuant to his employment agreement (but we may be liable for certain severance payments described in "Payments Upon Termination or Change in Control" below).

Buckeye GP Holdings L.P. Management Units

        Prior to BGH's initial public offering of its common units on August 9, 2006, our general partner was owned by a privately-held limited partnership named MainLine L.P. In May 2004, MainLine Management LLC ("MainLine") instituted a Unit Compensation Plan and issued 16,216,668 Class B Units to certain members of senior management (including Messrs. Shea, Wallace, Muther, Gustafson and Powers). Mr. Wallace also received Class B Units when he was elected by MainLine as the Senior Vice President, Finance and Chief Financial Officer of our general partner in September 2004.

        Coincident with BGH's initial public offering on August 9, 2006, the equity interests of MainLine were exchanged for the equity interests of BGH. The Class B Units of MainLine (including those owned by Messrs. Shea, Wallace, Muther, Gustafson and Powers) were exchanged for 1,362,000 management units of BGH. Pursuant to the terms of the exchange, seventy percent, or 953,400 management units, became vested immediately upon their exchange, and the remaining 30%, or 408,600 of the management units, were expected to vest over a three year period. However coincident with the sale of BGH in June of 2007, all the remaining unvested management units became vested. BGH is responsible for the named executive officer compensation discussed in this section.

        Under the provisions of SFAS No. 123R, BGH recognized deferred compensation for the management units for which both (i) vesting was accelerated compared to the MainLine Class B Units, and (ii) were now deemed probable of vesting compared to BGH's previous estimates. BGH determined that these criteria applied to 272,400 management units, the market value of which was $17.0 per unit or approximately $4.6 million in total at August 9, 2006.

        Of the total equity compensation charge of $4.6 million, BGH expensed approximately $3.3 million in 2006. The balance of $1.3 million was recorded as compensation expense in the first half of 2007.

BGH GP Holdings, LLC Override Units

        In connection with its purchase of a controlling interest in BGH on June 25, 2007, BGH GP granted certain limited liability company interests, called Override Units, to certain members of our management, including Messrs. Wylie, Muther, Gustafson, Powers, and Wallace. Effective upon his resignation from BGH in July 2007, Mr. Wallace forfeited all of his Override Units. The limited liability company agreement of BGH GP defines three types of Override Units: Value A Units, Value B Units and Operating Units. BGH GP granted units, with grant date fair values to our named executive officers, as follows:

Name	Value A # of Units	Value B # of Units	Operating # of Units	Total # of Units Awarded
Forrest E. Wylie	637,381	637,381	637,381	1,912,143
Vance E. Powers	106,230	106,230	106,230	318,690
Stephen C. Muther	169,968	169,968	169,968	509,904
Eric A. Gustafson	169,968	169,968	169,968	509,904
Robert B. Wallace(1)	148,722	148,722	148,722	446,166

	Value A	Value B	Operating
Grant Date Fair Value per unit	$2.07	$1.17	$3.42

    (1)
    Effective upon his resignation from BGH in July 2007, Mr. Wallace forfeited all of his override units.

BGH is responsible for the named executive officer compensation discussed in this section.

Forfeiture

        The Override Units are generally subject to forfeiture upon the occurrence of certain events before benchmark dates, which events and dates vary based on the type of Override Unit and the grantee. The Override Units owned by a named executive officer are subject to forfeiture if:

  •
  such named executive officer's employment is terminated for cause;

  •
  such named executive officer's employment is terminated due to death, disability or retirement (Value A Units and Value B Units only); or

  •
  such named executive officer's employment is terminated for any other reason prior to the occurrence of an exit event (as defined below) or the entry into a definitive agreement that would result in an exit event and an exit event does not occur within one year after the termination of employment.

        For the purposes of this discussion, an "exit event" generally includes the sale by ArcLight, Kelso and their affiliates of their interests in BGH GP, the sale of substantially all the assets of BGH GP and its subsidiaries, or any other "extraordinary" transaction that the board of directors of BGH GP determines is an exit event.

        The table below sets forth the percentages of each named executive officer's Override Units that are subject to forfeiture upon the occurrence of certain events prior to the dates set forth in the table.

			Time Since Date of the Grant of Override Units
Named Executive Officer	Unit Type	Reason for Forfeiture	Before 1 Year	1 Year	18 Months	2 Years	30 Months	3 Years	42 Months	4+ Years
Forrest E. Wylie	A & B Units	Cause* DDR** Other ***	100% 100% 100%	100% 75% 100%	100% 62.5% 100%	100% 50% 100%	100% 37.5% 100%	100% 25% 100%	100% 12.5% 100%	100% 0% 100%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Vance E. Powers	A & B Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	100%	100%	100%	100%	100%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Stephen C. Muther	A & B Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	50%	37.5%	25%	12.5%	0%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Eric A. Gustafson	A & B Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	50%	37.5%	25%	12.5%	0%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%

*
Termination of employment for cause.

**
Termination of employment due to death, disability or retirement. Upon Mr. Wylie's retirement (as opposed to the termination of his employment upon death or disability), all of his Value A Units and Value B Units will be forfeited.

***
Termination of employment for any other reason.

        Additionally, any Value A Units and Value B Units that remain subject to forfeiture at the time of an exit event will be forfeited without payment.

Distributions

        The Override Units are entitled to share in distributions made by BGH GP under the circumstances set forth below.

        Value A Units and Value B Units may only participate in distributions if the members of BGH GP that are affiliated with ArcLight and Kelso, who we collectively refer to as the ArcLight Kelso Members, receive an internal rate of return (compounded annually) of at least 10% and the ArcLight Kelso investment multiple is equal to or greater than 2.0. The ArcLight Kelso investment multiple is generally the sum of all the distributions the ArcLight Kelso Members have received from BGH GP prior to the time in question, divided by the total amount of capital contributions to BGH GP that the ArcLight Kelso Members have made prior to such time.

        Additionally, all distributions on Value A Units and Value B Units are subject to the following performance criteria:

  •
  if the ArcLight Kelso investment multiple is 2.0 or more, all Value A Units participate in distributions;

  •
  if the ArcLight Kelso investment multiple is 3.5 or more, all Value B Units participate in distributions; and

  •
  if the ArcLight Kelso investment multiple is greater than 2.0 but less than 3.5, a percentage of the Value B Units will participate in distributions based generally on a sliding scale with 0% participating at the 2.0 level and 100% participating at the 3.5 level.

        Subject to the ability of the board of BGH GP to change such amounts, distributions may be $10.00 per Override Unit. Such distributions may be made when and as declared by the Board, which we refer to as interim distributions, or as a result of an exit event. Furthermore, named executive officers who hold Value A Units or Value B Units that become eligible to participate in distributions upon satisfaction of the performance criteria summarized above are entitled to cumulative priority "catch up distributions" in respect of earlier interim distributions not made on those Value A Units and Value B Units upon a subsequent interim distribution or a distribution in connection with an exit event.

        Operating Units that are still subject to forfeiture at the time of a distribution do not participate in interim distributions but are entitled to distributions in connection with an exit event. As with Value A Units and Value B Units, distributions on Operating Units are equal to $10.00 per Operating Unit. Additionally, Operating Units that are no longer subject to forfeiture are entitled to cumulative priority "catch up distributions" in respect of earlier interim distributions not made on such Operating Units upon a subsequent interim distribution or distribution in connection with an exit event. Finally, distributions on Operating Units that are not subject to forfeiture are not subject to the investment multiple performance criteria that are applicable to Value A Units and Value B Units.

Determination of Fair Value

        We valued the Override Units using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R. The Monte Carlo simulation is a procedure to estimate future equity value from the time of the valuation date of June 25, 2007 to the exit event using the following assumptions:

  •
  Current Equity Value of $10.0 per unit or total equity of $439.0 million, based on the initial capital contribution made by the initial equity investors into BGH GP;

  •
  Expected Life of 5.5 years based on the historical average holding period for similar investments;

  •
  Risk Free Rate of 4.92% based on the US Constant maturity treasury rate for a term corresponding to the expected life of 5.5 years;

  •
  Volatility of 26%. Since BGH GP's primary assets are its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.5 year equity volatility of other firms in the same industry as Buckeye; and

  •
  Because the likelihood of an interim distribution is not probable due to the rigorous performance criteria, dividends of zero were assumed.

Requirements With Respect to Non-Competition and Non-Solicitation

        The limited liability company agreement of BGH GP provides that, for a certain period of time certain holders of the Override Units, including our named executive officers (referred to as the

"Management Members"), may not become associated with or employed by any entity that is actively engaged in any geographic area in which BGH, our General Partner, we or any of our subsidiaries (collectively, the "Buckeye Entities") does business in any business which is either in competition with the business of the Buckeye Entities conducted at any time during the 12 months preceding the date such Management Member ceases to hold any equity interest in BGH GP or proposed to be conducted by the Buckeye Entities in the Buckeye Entities' business plan as in effect as of the date such Management Member ceases to hold any equity interest in BGH GP.

        The limited liability company agreement further provides that no Management Member shall directly or indirectly induce any employee of the Buckeye Entities to terminate employment with the Buckeye Entities or otherwise interfere with the employment relationship of the Buckeye Entities with any person who is or was employed by the Buckeye Entities. In addition, the limited liability company agreement prohibits any Management Member from soliciting or otherwise attempting to establish for himself any business relationship with any person who is, or at any time during the 12-month period preceding the date such Management Member ceases to hold any equity interest in BGH GP was, a customer, client or distributor of the Buckeye Entities.

Retirement and Other Benefits

        The majority of our regular full-time employees hired before September 16, 2004 (including Messrs. Muther, Gustafson and Powers) participate in Services Company's employee stock ownership plan, or ESOP, which is a qualified plan. Services Company owns approximately 2.2 million of our limited partner units. The ESOP owns all of the outstanding common stock of Services Company, or approximately 2.2 million shares. Accordingly, one share of Services Company common stock is generally considered to have a value equal to one of our limited partner units. Under the ESOP, Services Company common stock is allocated to employee accounts quarterly. Individual employees are allocated shares based on the ratio of their eligible compensation to the aggregate eligible compensation of all ESOP participants. Eligible compensation generally includes base salary, overtime payments and certain bonuses. The value of shares accumulated by an employee in the ESOP is payable to the employee or transferable to other qualified plans in accordance with the terms of the ESOP plan upon termination of the employee's employment. Except for Mr. Powers, BGH is responsible for the named executive officer compensation discussed in this paragraph.

        Services Company also sponsors a Retirement and Savings Plan through which it provides retirement benefits for substantially all of its regular full-time employees (including our named executive officers), except those covered by certain labor contracts. The retirement plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee's covered salary to an employee's separate account maintained in the retirement plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee's separate account for 100% of an employee's contribution to the retirement plan up to 6% of an employee's eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Each of our named executive officers receives the contribution equal to 5% of his salary (subject to certain IRS limits) annually, and these amounts vest ratably over a five year period. Except for Mr. Powers, BGH is responsible for the named executive officer compensation paid with respect to the contribution. Because each of Messrs. Muther, Gustafson and Powers participates in the ESOP, we do not make any matching contributions to the retirement plan on their behalf. Because Mr. Wylie does not participate in the ESOP, we do make matching contributions on his behalf. BGH is responsible for the compensation paid to Mr. Wylie with respect to the matching contribution to his retirement plan.

        Services Company also sponsors a Benefit Equalization Plan, which is described in detail in the narrative discussion following the "Nonqualified Deferred Compensation Table" below. Except for

Mr. Powers, BGH is responsible for the named executive officer compensation discussed in that section.

2007 Grants of Plan-Based Awards Table

		Estimated future payouts under Non-Equity Incentive Plan Award				All Other Option Awards: Number of Units (#)(3)(j)
					All Other Unit Awards: Number of Units (#)(2)(i)*
							Exercise Price of Option Awards ($)(k)	Grant Date Fair Value of Unit and Option Awards ($)(2)(l)
Name (a)	Grant Date (b)	Threshold ($)(c)	Target ($)(1)(d)	Maximum ($)(e)
Forrest E. Wylie	6/25/2007	—	—	—	1,912,143	—	—	4,244,955
Vance E. Powers	6/25/2007	54,375	108,750	144,638	318,690	—	—	707,492
Vance E. Powers	2/21/2007	—	—	—	—	3,500	50.36	17,745
Stephen C. Muther	6/25/2007	—	—	—	509,904	—	—	1,131,988
Eric A. Gustafson	6/25/2007	—	—	—	509,904	—	—	1,131,988
William H. Shea, Jr.	—	—	—	—	—	—	—	—
Robert B. Wallace	—	—	—	—	—	—	—	—

*
Represents compensation that is neither awarded by us nor paid by us.

(1)
As discussed below, this amount was earned for being a participant in the Buckeye Annual Incentive Compensation ("AIC") program. Generally, all non-executive, exempt employees participate in the AIC program. The primary factor used to determine the amount of compensation paid under this program is the achievement of the budgeted operating income for Buckeye in 2007.

(2)
These amounts were override units granted by BGH GP. The value noted in column (l) is based on the fair value of the override units at the grant date of June 25, 2007 as described above in the narrative section titled "BGH GP Holdings, LLC Override Units".

(3)
As discussed below, this amount was awarded pursuant to the Unit Option and Distribution Equivalent Plan. The distribution equivalent, as discussed below, was included in the Summary Compensation Table as "All Other Compensation".

2007 Annual Incentive Award Program

        On February 1, 2007, we adopted the Buckeye Partners, L.P. 2007 Annual Incentive Compensation Plan, which we call the AIC Plan. As officers of our general partner, Messrs. Wylie, Muther, Gustafson, Shea and Wallace were not eligible to participate in the AIC Plan. Mr. Powers received grants to participate in the AIC Plan prior to becoming a named executive officer. The grants to Mr. Powers allowed him to earn cash awards primarily based on our achievement of certain financial targets in 2007. Specifically, if we achieved our target operating income of at least $202.0 million but less than $211.0 million in 2007, Mr. Powers was eligible to receive his target incentive award equaling 50% of his salary. This amounted to $100,000 for Mr. Powers. If we had achieved our "stretch" operating income of more than $211.0 million in 2007, Mr. Powers was eligible to receive an incentive award of 133% of his target award. Finally, if we achieved operating income between $192.0 million and $202.0 million in 2007, Mr. Powers was eligible to receive an incentive award equaling 50% of his target award. Our operating income for 2007 was approximately $202.0 million. In January 2008, Mr. Powers was paid an incentive payment equaling $108,750. We are responsible for Mr. Powers' compensation discussed in this section.

Unit Option and Distribution Equivalent Plan

        Our Unit Option and Distribution Equivalent Plan provides for the grant of options to acquire our limited partnership units to certain of our and our affiliates' officers and key employees. The plan has historically been administered by the board of directors of our general partner, but may be administered by our Compensation Committee in the future. The board or committee may authorize one or more officers of our general partner to designate optionees and determine the number of options to be received by such optionees, provided that the authorizing resolution specifies the total number of options that may be so awarded. In practice, our executive officers usually recommend option grants to the board of directors in February of each calendar year, and the board of directors considers and approves the appropriate grants. Our executive officers whose compensation is paid by BGH pursuant to the exchange agreement described above are not eligible to receive unit option grants under the plan.

        The plan provides that options will generally vest three years after the date of grant, provided the optionee remains an employee of us or our affiliates at such time. Once an option becomes vested, the option remains exercisable for a period of seven years from the date of vesting, or for a shorter period specified by the board of directors or committee.

        The Plan also permits the board of directors or committee to grant distribution equivalent rights in tandem with option grants. Distribution equivalents provide the optionee with an accrual of an amount, subject to certain distribution targets set at the discretion of the board of directors or committee, equal to the regular quarterly distribution on the number of unvested units subject to the option. Distribution equivalents are maintained in distribution equivalent accounts on our books and records. Distribution equivalents cease to accrue when units subject to an option vest. No interest accrues or is payable to the balance in any distribution equivalent account.

        Historically, the board of directors has set certain distribution targets for the payment of the accrued distribution equivalents to the optionees. The benchmark for the distribution target is based on an increase in the cash distributions paid to our Unitholders over the three-year vesting period of such options. In the event that the distribution target is achieved, the distribution equivalents previously credited to an optionee's account will be paid to such optionee at 100% of the distribution equivalents. If the stretch limit is achieved, 200% of the distribution equivalents otherwise credited to the optionee's account will be paid to the optionee. If the threshold limit is achieved, only 50% of the distribution equivalents will be paid to the optionee. If the increase in the cash distributions paid to our Unitholders over the three-year vesting period of the options is below the threshold amount, the optionee will not receive any distribution equivalents. Set forth below are the distribution targets for the increase in the cash distributions paid to the Unitholders over the three-year vesting periods for options granted in 2005, 2006 and 2007:

2005
Below $0.25/Unit		None
Threshold	$0.25/unit	50 percent
Target	$0.30/unit	100 percent
Stretch	$0.40/unit	200 percent

2006 and 2007
Below $0.40/Unit		None
Threshold	$0.40/unit	50 percent
Target	$0.60/unit	100 percent
Stretch	$0.75/unit	200 percent

        The amounts and features of the 2007 unit option grant to Mr. Powers was approved by our board of directors in February 2007. We are responsible for Mr. Powers' compensation discussed in this section.

2007 Outstanding Equity Awards at Fiscal Year-End Table

					Unit Awards
						Market Value of Units that have not Vested ($)(h)(3)
	Option Awards
(a)	Number of Units Underlying Unexercised Option (#) Exercisable (b)(1)	Number of Units Underlying Unexercised Option (#) Unexercisable (c)(1)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Units that have not Vested (#)(g)(2)*
Forrest E. Wylie	—	—	—	—	1,912,143	4,244,955
Vance E. Powers	3,700	—	42.10	2/26/2014	318,690	707,492
	—	3,700	45.88	4/1/2015	—	—
	—	3,700	44.73	2/23/2016	—	—
	—	3,500	50.36	2/21/2017	—	—
Stephen C. Muther	—	—	—	—	509,904	1,131,988
Eric A. Gustafson	—	—	—	—	509,904	1,131,988
William H. Shea, Jr.	—	—	—	—	—	—
Robert B. Wallace	—	—	—	—	—	—

*
Represents compensation that is neither awarded by us nor paid by us.

(1)
The amounts in columns (b) and (c) relate to options to purchase our limited partner units under our Unit Option and Distribution Equivalent Plan. All options vest after the expiration of three years from the grant date of the option and are exercisable for up to seven years after the vesting date. Our named executive officers do not participate in the plan. The options set forth above were granted prior to Mr. Powers becoming a named executive officer. See Note 14 to the financial statements contained in this report for a further discussion of the assumptions related to unit option expense.

(2)
The amounts in Column (g) are unvested override units granted by BGH GP. The vesting of the override units is discussed above in the narrative section titled "BGH GP Holdings, LLC Override Units".

(3)
The amounts in Column (h) are grant date fair values of the unvested override units granted by BGH GP as discussed above in the narrative section titled "BGH GP Holdings, LLC Override Units".

2007 Option Exercises and Units Vested Table

	Option Awards		Unit Awards
Name (a)	Number of Units Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)(1)	Number of Units Acquired on Vesting (#)(d)(2)*	Value Realized on Vesting ($)(e)(3)
Forrest E. Wylie	—	—	—	—
Vance E. Powers	—	—	20,430	480,105
Stephen C. Muther	—	—	81,720	1,920,420
Eric A. Gustafson	7,400	101,787	61,290	1,440,315
William H. Shea, Jr.	—	—	122,580	2,880,630
Robert B. Wallace	—	—	40,860	960,210

*
Represents compensation that is neither awarded by us nor paid by us.

(1)
The value shown in column (c) is calculated by multiplying the number of units acquired upon exercise by the difference between the exercise price and the market price of an L.P. Unit on the date of exercise.

(2)
The sale of the majority interest in BGH constituted a change of control of BGH that triggered the immediate vesting and expense recognition of the remaining unamortized value of the management units. See Note 3 to the financial statements contained in this report for a further discussion.

(3)
The value shown in column (e) is calculated by multiplying the number of vested Units from column (d) by $23.50, which was the price per unit paid by BGH GP for Buckeye GP Holdings L.P. units in connection with the June 25, 2007 change of control. See Note 3 to the financial statements contained in this report for a further discussion.

2007 Nonqualified Deferred Compensation Table

Name (a)	Registrant Contributions in Last Fiscal Year ($)(c)(1)*	Aggregate Earnings in Last Fiscal Year ($)(d)	Aggregate Withdrawals in Last Fiscal Year ($)(e)	Aggregate Balance at Last Fiscal Year-End ($)(f)
Forrest E. Wylie	—	—	—	—
Vance E. Powers	—	624	—	5,520
Stephen C. Muther	13,125	35,879	—	460,832
Eric A. Gustafson	13,125	7,089	—	118,990
William H. Shea, Jr.	—	34,622	609,512	—
Robert B. Wallace	—	779	31,339	—

*
Represents compensation that is neither awarded by us nor paid by us.

(1)
The aggregate amounts of contributions in the last fiscal year for each named executive officer are included in column (i) of the Summary Compensation Table above.

        The amounts reflected in the table above were credited to accounts of the named executive officers under the Buckeye Pipe Line Services Company Benefit Equalization Plan. The equalization plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. Employee deferrals are not allowed under the equalization plan. In addition, the equalization plan provides that any employee with a balance in the plan will be credited with earnings on that balance at a rate that is equivalent to the actual earnings that the employee realizes on his or her investments in the Buckeye Pipe Line Services Company Retirement and Savings Plan. Employees may periodically change their investment elections in the Retirement and Savings Plan in accordance with its terms and the terms of the documents governing the investments in which they currently participate. Amounts accumulated by an employee in the equalization plan are payable to the employee in a lump sum upon termination of employment. A participating employee may also receive a distribution of all or a portion of his or her account balance in the event of a "hardship" as defined in the plan document and upon determination by the committee that administers the plan, and an employee may receive payment of a portion (as described in the plan) of the employee's account balance in the event of the death of the employee. Following the resignations of Messrs. Shea and Wallace, each received a distribution in 2007 of the amounts set forth in column (e).

        The table below shows the fund options available under the Retirement and Savings Plan and their annual rate of return for the year ended December 31, 2007.

Name of Fund	Rate of Return
American Century Income & Growth-Inst. Fund	-0.07%
American Century Small Cap Value-Inst. Fund	-2.56%
American Funds Growth Fund of America-R4	10.88%
American Value Portfolio Fund	14.85%
JPMorgan SmartRetirement 2010-Inst.	5.20%
JPMorgan SmartRetirement 2015-Inst.	5.46%
JPMorgan SmartRetirement 2020-Inst.	5.58%
JPMorgan SmartRetirement 2030-Inst.	6.43%
JPMorgan SmartRetirement 2040-Inst.	6.50%
JPMorgan SmartRetirement Income-Inst.	5.17%
JPMorgan Stable Value	4.0%–5.0%	(1)
Lord Abbett Developing Growth-A Fund	35.83%
Oakmark Equity and Income Fund	11.97%
PIMCO Total Return Fund	8.84%
SSgA S&P 500 Fund-D	5.37%
SSgaA MSCI EAFE Index Fund-C	11.05%
Templeton Foreigh-A Fund	17.24%

    (1)
    New Fund in 2007. Data is only available for three months.

Payments upon Termination or Change in Control

  Mr. Shea

        Mr. Shea resigned as President and Chief Executive Officer of our general partner and BGH's general partner on June 25, 2007 in connection with the sale of a controlling interest in BGH to BGH GP.

        In connection with his resignation, Mr. Shea entered into a letter agreement with BGH GP that provides for certain severance and health and welfare benefit payments to him. These payments and benefits are the obligation of BGH GP, not of BGH or us. This agreement superseded any obligations we had to Mr. Shea following his resignation. For convenience, we make the payments to Mr. Shea, but they are not our obligation, and we are 100% reimbursed by BGH GP for all such payments. This letter agreement is described below for the sake of completeness.

        Under the terms of the letter agreement, Mr. Shea receives annual severance compensation during the period from June 25, 2007 to December 31, 2008 in the amount of $400,000 per year, payable in equal monthly installments commencing in July 2007 and continuing until December 31, 2008. BGH GP has also agreed to provide Mr. Shea with the following payments during the 36-month period following June 25, 2007:

  •
  Through December 2008, BGH GP will pay Mr. Shea a monthly payment on the first payroll date of each month equal to the COBRA cost of continued health and dental coverage under our health and dental plans pursuant to section 4980B of the Internal Revenue Code of 1986, as amended, less the amount that he would be required to contribute for health and dental coverage if he were an active employee.

  •
  After the COBRA period described above, and through December 2009, BGH GP will pay Mr. Shea (or directly to the insurer on his behalf) a quarterly payment equal to the premium cost that he will incur during the quarter to maintain health and dental coverage that is substantially similar to the health and dental coverage that we provided him immediately before such coverage ended, less the amount that he would be required to contribute for health and dental coverage if he were an active employee.

  •
  Through June 2010, BGH GP will pay Mr. Shea (or directly to his insurer on his behalf) a quarterly payment equal to the premium cost that he will incur during the quarter to maintain long-term disability insurance coverage.

  •
  On each date on which a payment described above is made, BGH GP also pays Mr. Shea an additional tax "gross up" amount equal to the federal, state and local income and payroll taxes that he incurs, if any, on the amount paid under any section above, and on the amount paid for such gross up, on that date.

        BGH GP's obligation to provide these payments will cease upon Mr. Shea obtaining new employment that provides him with eligibility for medical and dental benefits and disability insurance without a pre-existing condition limitation.

        The letter agreement also provides that through December 2008 Mr. Shea will be available to the management team and the boards of directors of the respective general partners of BGH and us for assistance regarding the business and affairs of BGH and us, and that Mr. Shea will not receive additional compensation for such consultation.

        BGH GP also has agreed to provide Mr. Shea office space and normal administrative service, supplies, furnishings, equipment and technical support on a monthly basis through December 2008.

        Following the termination of Mr. Shea's employment, he became entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account, which totaled $1,129,274. BGH GP is responsible for Mr. Shea's compensation discussed in this section.

  Mr. Wallace

        Mr. Wallace resigned as our Senior Vice President, Finance and Chief Financial Officer on July 27, 2007. In connection with his termination of employment, Mr. Wallace became entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account, which totaled $50,666. He also negotiated a cash severance payment of $90,848 which BGH paid.

  Severance and Continued Benefits

        On October 25, 2007, in connection with Mr. Muther becoming President of our general partner and of BGH's general partner, Mr. Muther and BGH amended and restated his employment and severance agreement. Mr. Muther's employment and severance agreement provides that BGH will pay severance payments and allow Mr. Muther to continue certain medical and dental benefits following a termination of Mr. Muther's employment by BGH (and its affiliates). This agreement replaced and amended earlier employment and severance agreements under which we were obligated to provide certain severance payments to Mr. Muther on termination. Although BGH is obligated for Mr. Muther's compensation, severance and benefits under the current employment and severance agreement, we remain liable for certain severance costs to the extent we would have been liable for them under the old agreements and for amounts that accrued in Mr. Muther's retirement plans prior to the 1997 date of the original Exchange Agreement discussed above. Under the employment and severance agreement, Mr. Muther is entitled to the payment of severance and the continuation of certain benefits following (a) an involuntary termination of Mr. Muther's employment for any reason other than for "cause" or (b) a voluntary termination of employment by Mr. Muther for "good reason," which includes an election by Mr. Muther to terminate his employment between December 26, 2008 and June 25, 2010 following a change of control in us or BGH (which includes the change of control that occurred on June 25, 2007 as discussed above). Under either of these circumstances,

Mr. Muther would receive a cash severance payment from BGH of $2,000,000 at the time of his termination. Assuming a qualifying termination of employment on December 31, 2007, Mr. Muther would have received a lump-sum severance payment equal to $2,000,000. In addition, BGH will provide certain continued medical and dental benefits to Mr. Muther under our plans for a period of 18 months following his termination (36 months if his termination were to be in connection with a change of control). Mr. Muther's eligibility to continue receiving these medical and dental benefits will cease if Mr. Muther obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation. Also, if the first day of the calendar month on or following Mr. Muther's 62nd birthday will be less than 18 months after his termination (36 months if his termination were to be in connection with a change of control), then the cash severance payment described above will be reduced to an amount equal to a fraction of such amount, the numerator of which is the number of days from the date of Mr. Muther's termination to the first day of the calendar month on or following Mr. Muther's 62nd birthday and the denominator of which is 548 (1095 if Mr. Muther's termination was in connection with a change of control). For purposes of Mr. Muther's employment agreement, a "change of control" is defined as the acquisition (other than by our general partner and its affiliates) of 80 percent or more of our LP Units, 51 percent or more of the general partner interests owned by our general partner or 50 percent or more of the voting equity interest of us and our general partner on a combined basis. Mr. Muther is also eligible for severance under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company, which is described below in the discussion regarding Mr. Gustafson. If Mr. Muther is terminated such that both plans are triggered, however, the amount of the payments he would receive pursuant to his employment and severance agreement will be reduced by any amounts he receives pursuant to the severance pay plan. As of December 31, 2007, the severance payable to Mr. Muther pursuant to his employment and severance agreement exceeds the amount payable under the severance pay plan. The amended and restated employment agreement of Mr. Muther, whose compensation is paid by BGH pursuant to the terms of the Exchange Agreeement, was approved by the Compensation Committee of BGH. The BGH Compensation Committee determined that it was in the best interest of the general partner to increase Mr. Muther's severance payment and to provide a period in which Mr. Muther could elect to receive such payment beginning December 26, 2008, in order to incentivize Mr. Muther to maintain his employment with the general partner and thereby achieve continuity in our management following the resignations of Mr. Shea and Mr. Wallace.

        In addition to any applicable severance payments described above, assuming Mr. Muther was terminated as of December 31, 2007 under circumstances that entitled him to receive the continued medical, dental and disability benefits described above, the value of such benefits is estimated to be approximately $22,523, except if the termination were in connection with a change of control, the value of his benefits would be approximately $45,046. In valuing these benefits, we used the estimated rates applicable under the Comprehensive Omnibus Budget Reconciliation Act (COBRA) for terminated employees. Upon termination, all named executive officers would be entitled to coverage under COBRA. COBRA coverage for Mr. Muther would begin upon the expiration of his benefit continuation periods set forth above. In general, BGH is responsible for Mr. Muther's compensation discussed in this section, although we may be responsible for certain portions of Mr. Muther's severance payments.

        If Mr. Gustafson's employment were terminated involuntarily, he would be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Gustafson would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks' base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year's base pay, which for Mr. Gustafson is $300,000. Assuming an involuntary termination of employment on December 31, 2007, Mr. Gustafson would receive severance payments equal to approximately $282,000. If Mr. Gustafson were to be involuntarily terminated within two years after a "change of control," he would be entitled to receive one year's base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $582,000. For the purposes of the severance pay plan, a "change of control" will occur if any person (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934), except us or our affiliates becomes the beneficial owner, or the holder of proxies, in the aggregate of 80% or more of our limited partner units then outstanding. BGH is responsible for Mr. Gustafson's compensation discussed in this section.

        If Mr. Powers' employment were terminated involuntarily, he would also be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Powers would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks' base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year's base pay, which for Mr. Powers is $200,000. Assuming an involuntary termination of employment on December 31, 2007, Mr. Powers would receive severance payments equal to approximately $43,300. If Mr. Powers were to be involuntarily terminated within two years after a "change of control," he would be entitled to receive one year's base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $243,300. We are responsible for Mr. Powers' compensation discussed in this section.

  Plan Payouts

        Upon termination of employment, each named executive officer would become entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account. If such officers had been terminated as of December 31, 2007, each of them would have been entitled to receive the amounts set forth opposite his name in column (f) of the "Nonqualified Deferred Compensation Table" for his benefits equalization plan balance. As of December 31, 2007, the value of Mr. Muther's ESOP account was $596,298, the value of Mr. Gustafson's ESOP account was $549,866 and the value of Mr. Powers' ESOP account was $190,926.

        As noted in the "Outstanding Equity Awards at Fiscal Year-End Table" above, Mr. Powers owns 10,900 unvested options to purchase our units pursuant to the Unit Option and Distribution Equivalent Plan. Under the terms of the plan, if we experience a change of control as defined in the plan, and the acquiring entity does not assume the options under the plan or otherwise provide for options to purchase the acquiror's equity securities of equal value, then Mr. Powers' unvested options would become vested upon the change of control. Upon vesting in connection with a change of control, Mr. Powers would realize value equal to the number of his options that vested times the amount, if any, by which the then current market price of our limited partner units exceeds the exercise price for such options set forth in column (e) of the "Outstanding Equity Awards at Fiscal Year-End Table." Under the Unit Option and Distribution Equivalent Plan, a change of control of the Partnership would occur if (1) our Unitholders approve a merger or consolidation of us with any other entity, other than a merger or consolidation which would result in the our Unitholders retaining at least 75% of the total equity interest of the surviving entity, as represented by the percentage of units or equity securities of us or such surviving entity held by our Unitholders immediately after such merger or consolidation, (2) a plan of complete dissolution of us is adopted or our Unitholders approve an agreement for the sale or disposition by us (in one transaction or a series of transactions) of all or substantially all of our assets, or (3) our general partner is removed, or any person or entity except one or more of the equity interest holders of our general partner or any employee benefit plan of our general partner, together with all affiliates of such person or entity, becomes the beneficial owner, or the holder of proxies, in the aggregate of 51% or more of our general partner interests. We are responsible for Mr. Powers' compensation discussed in this section.

  BGH GP Override Units

        Upon a sale of a controlling interest in BGH or BGH GP, our named executive officers may be entitled to participate in a distribution in connection with an exit event as described above under the heading "BGH GP Holdings, LLC Override Units." The amount of any such distribution is currently indeterminable, as it depends on the purchase price for the transaction and also on the aggregate amount of distributions that have been made to the ArcLight Kelso Members described above prior to the effectiveness of the sale. BGH is responsible for the named executive officer compensation discussed in this section.

        As set forth above, certain percentages of each named executive officer's Override Units are subject to forfeiture upon the occurrence of certain events, subject to certain vesting dates. Termination of employment of a named executive officer due to death, disability or retirement will not subject the Operating Units to any forfeiture, however.

2007 Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($) (b)	All Other Compensation ($) (g)	Total ($) (h)
Brian F. Billings	82,000	150,000	232,000
C. Scott Hobbs	22,500	—	22,500
Edward F. Kosnik	75,750	150,000	225,750
Joseph A. La Sala, Jr.	70,750	100,000	170,750
Mark C. McKinley	22,500	—	22,500
Johnathan O'Herron	75,750	150,000	225,750
Clark C. Smith	22,500	—	22,500

	371,750	550,000	921,750

        The amount reported in column (g) represents a payment made pursuant to the Director Recognition Program upon retirement from our board of directors (See the narrative discussion immediately following this table for further discussion).

Director Compensation

        Effective February 21, 2007, directors of our general partner received an annual fee of $50,000 plus $1,250 for each board of directors and committee meeting attended. Additionally, the Chairman of the Audit Committee receives an annual fee of $10,000. Mr. Wylie does not receive any fees for services as a director. Directors' fees paid by our general partner in 2007 to its directors amounted to $921,750. The directors' fees were reimbursed by us.

Director Recognition Program

        Our general partner has maintained a Director Recognition Program since September 1997. This recognition program provides that, upon retirement or death and subject to certain conditions, directors receive a benefit of up to three times their annual director's fees (excluding attendance and committee fees) based upon their years of service as a member of the board of directors of our general partner and its predecessors. A minimum of three full years of service as a member of the board of directors is required for eligibility under the recognition program. Members of the board of directors who are concurrently serving as an officer or employee of our general partner or its affiliates are not eligible for the Recognition Program. We paid $550,000 and $70,000 under this program in 2007 and 2006, respectively. No cash was paid under this program during 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

        Services Company owns approximately 4.8% of the outstanding LP Units as of February 18, 2008. No person or group is known to be the beneficial owner of more than 5% of the LP Units as of February 18, 2008.

        The following table sets forth certain information, as of February 18, 2008, concerning the beneficial ownership of LP Units by each director of our general partner, the Chief Executive Officer of our general partner, the other named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to our general partner by such persons, no director or executive officer of our general partner owned beneficially, as of such date, more than 1% of any class of our equity securities or those of our subsidiaries outstanding at that date.

Name	Number of LP Units(1)
Buckeye GP Holdings L.P.	80,000
Irvin K. Culpepper, Jr.	—
Michael B. Goldberg	—
Eric A. Gustafson	18,600
C. Scott Hobbs	—
Mark C. McKinley	—
Stephen C. Muther	23,100
Vance E. Powers	100
Daniel R. Revers	80,000	(2)
Clark C. Smith	—
Robb E. Turner	80,000	(2)
Forrest E. Wylie	80,000	(2)

All directors and executive officers as a group (consisting of 12 persons)	121,800	(3)

    (1)
    Unless otherwise indicated, the persons named above have sole voting and investment power over the LP Units reported.

    (2)
    Includes the 80,000 LP Units owned by Buckeye GP Holdings L.P., over which the indicated persons share voting and investment power by virtue of their membership on the Board of Directors of MainLine Management LLC, the general partner of Buckeye GP Holdings L.P. Such individuals expressly disclaim beneficial ownership of such LP Units.

    (3)
    The 80,000 Units owned by Buckeye GP Holdings L.P. are included in the total only once.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of units to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a))(c)
Equity compensation plans approved by unit holders(1)	337,100	$44.46	476,500
Equity compensation plans not approved by unit holders	—	—	—

Total	337,100	$44.46	476,500

(1)
This plan is our Amended and Restated Unit Option and Distribution Equivalent Plan.

Changes in Control

        BGH is party to a $10.0 million credit agreement with SunTrust Bank. We are not a party to this credit agreement. BGH's credit agreement is secured by the pledge of the outstanding limited liability company interests of our general partner. If BGH defaults on its obligations under its credit agreement, the lender could exercise its rights under this pledge, which could result in a future change of control of us.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

General Partner Reimbursement and Distributions

Reimbursement of General Partner Costs and Expenses

        Our general partner manages us and our operating subsidiaries that are limited partnerships pursuant to our Amended and Restated Agreement of Limited Partnership, the several Amended and Restated Agreements of Limited Partnership of those operating subsidiaries and the several Management Agreements between an affiliate of our general partner and those operating subsidiaries. Under these agreements, and the limited liability company agreements of our operating subsidiaries that are limited liability companies, our general partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to managing us and our operating subsidiaries, except as otherwise provided by the Exchange Agreement (as discussed below).

        As part of a restructuring of our ESOP in 1997, we and certain of our operating subsidiaries entered into an Exchange Agreement with our general partner's predecessors, pursuant to which we and our operating subsidiaries were permanently released from our obligations to reimburse the general partner for certain compensation and fringe benefit costs for executive level duties performed by our general partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of our general partner (but excluding certain of our obligations to pay severance and certain retirement obligations that had accrued for the benefit of such persons prior to the date of the exchange agreement). In connection with a restructuring of the general partner in 2004, the Exchange Agreement was amended to provide that such release included the compensation and fringe benefit costs for the four highest salaried officers performing duties for our general partner, which correspond to certain of our "named executive officers" as discussed in Item 11 "Executive

Compensation." As a result, we are not generally responsible for the compensation and fringe benefit costs of certain of our named executive officers, but rather these costs are borne by our general partner of BGH.

Management Fee

        BGH's general partner is entitled to be paid an annual management fee for certain management functions it provides to our general partner pursuant to a Management Agreement between it and our general partner. Our general partner charges the management fee to us. The management fee includes an annual "Senior Administrative Charge" of not less than $975,000 and reimbursement for certain costs and expenses. The disinterested directors of our general partner approve the amount of the management fee on an annual basis. The Partnership incurred a Senior Administrative Charge of $1.9 million in 2007.

        In connection with the acquisition of all of the member interests in Lodi Gas Storage, L.L.C. ("Lodi Gas") from Lodi Holdings, L.L.C. ("Lodi Holdings"), an affiliate of ArcLight Capital Partners, LLC, MainLine Management, the general partner of BGH, has agreed to forego payment of the Senior Administrative Charge effective June 25, 2007 through March 31, 2009. The foregone payment will be considered in the net purchase price allocation of the Lodi Gas acquisition. See the discussion of this acquisition set forth below.

Distribution Rights

        Our general partner is entitled to receive distributions from us. Our general partner's approximate 0.5% general partner interest in us entitles it to receive approximately 0.5% of the cash we distribute to our partners each quarter. Additionally, our general partner is entitled to receive incentive distributions from us. Pursuant to our Partnership Agreement and the Fifth Amended and Restated Incentive Compensation Agreement between our general partner and us, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per limited partner unit, we will pay our general partner, in respect of each outstanding limited partner unit, incentive compensation equal to (i) 15% of that portion of the distribution per limited partner unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.35 but is not more than $0.375, plus (iii) 30% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.375 but is not more than $0.40, plus (iv) 35% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.40 but is not more than $0.425, plus (v) 40% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.425 but is not more than $0.525, plus (vi) 45% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.525. Our general partner is also entitled to an incentive distribution, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per limited partner unit. The target special distribution amount generally means the amount which, together with all amounts distributed per limited partner unit prior to the special distribution compounded quarterly at 13% per annum, would equal $10.00 (the initial public offering price of the limited partner units split two-for-one) compounded quarterly at 13% per annum from the date of the closing of our initial public offering in December 1986. Incentive payments paid by us for quarterly cash distributions totaled approximately $30.0 million, $24.9 million and $20.2 million in 2007, 2006 and 2005, respectively. No special cash distributions have ever been paid by us.

Ownership of Buckeye GP Holdings L.P.

        BGH owns our general partner, and, therefore, benefits from payments made by us to our general partner, such as the distributions described above. Because BGH distributes substantially all of its available cash to its Unitholders quarterly and because certain members of management receive these distributions as Unitholders of BGH, these members of management may have an indirect material interest in such payments.

Lodi Acquisition

        As previously disclosed, on January 18, 2008 the Partnership acquired all of the member interests in Lodi Gas from Lodi Holdings. The Partnership paid approximately $432.0 million to Lodi Holdings at the closing and will become obligated to pay an additional $12.0 million upon certain conditions being fulfilled. If such conditions are not fulfilled and the Partnership does not become obligated to make such payment, BGH GP has agreed that it will make such payment.

        Lodi Holdings is owned primarily by ArcLight Energy Partners Fund I, L.P. ("Fund I") and ArcLight Energy Partners Fund II, L.P. ("Fund II"). Fund I and Fund II are each Delaware limited partnerships. Control of Fund I and Fund II is exercised by their general partners, respectively ArcLight PEF GP, LLC and ArcLight PEF GP II, LLC. The manager of each general partner is ArcLight Capital Holdings ("ACH").

        ArcLight Energy Partners Fund III, L.P. ("Fund III") and ArcLight Energy Partners Fund IV, L.P. ("Fund IV"), along with affiliates of Kelso & Company, and Lehman Brothers Holdings Inc. and certain members of our senior management, own BGH GP. BGH GP owns an approximate 62% limited partner interest in BGH and 100% of MainLine Management. BGH controls the Partnership through its ownership of the General Partner. ACH is also the manager of each general partner of Fund III and Fund IV.

        Two of our General Partner's directors, Daniel R. Revers and Robb E. Turner, own the controlling interests in ArcLight PEF GP, LLC and ArcLight PEF GP II, LLC. Messrs. Revers and Turner also own and control ACH and ArcLight Capital Partners, LLC. As a result, each has an indirect ownership interest in Fund I and Fund II, the sellers of Lodi Gas to the Partnership. As a result of their ownership interests in the various ArcLight entities, Mr. Revers and Mr. Turner received approximately $7.9 million and $7.7 million respectively, from the Partnership's acquisition of Lodi Gas.

        Due to ArcLight's indirect ownership interest in the General Partner, the Audit Committee of the General Partner, made up of independent directors and represented by independent legal counsel and financial advisors, reviewed and approved the terms of the Lodi Gas acquisition, including the purchase price, as fair and reasonable to the Partnership in accordance with the Agreement of Limited Partnership of the Partnership and the Partnership's procedures for approving transactions with related parties.

Transactions with Affiliates of Lehman Brothers

        Lehman Brothers Holdings Inc. ("Lehman Brothers") is a minority owner of BGH GP which controls the Partnership through its indirect ownership of the General Partner. Lehman Brothers and its affiliates have provided, directly or indirectly, investment and commercial banking or financial advisory services to the Partnership, for which they received customary fees and commissions. An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by the Partnership of amounts outstanding under the Credit Facility. Lehman Brothers also acted as the Partnership's exclusive financial advisor in connection with the acquisition of the member interests in Lodi Gas. Lehman Brothers received customary fees, plus reimbursement of certain expenses, for its services in connection with the acquisition. Finally, an affiliate of Lehman Brothers is a customer of Lodi Gas. As noted, the acquisition of Lodi Gas by the Partnership was completed in January 2008. In 2007, Lodi Gas recorded revenue of approximately $0.6 million from this affiliate.

Policies Regarding Related Party Transactions

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

        We also have a policy of avoiding transactions between us and holders of 5% or more of our LP Units.

        Pursuant to our Corporate Governance Guidelines, any transaction between us and our officers and directors or holders of 5% of more of our LP Units that should be avoided pursuant to these policies must be reviewed and approved by our Board of Directors (other than any board member having a material interest in the transaction in question). The Board of Directors will only approve transactions that are fair and reasonable to us. Our partnership agreement states that a transaction will be deemed fair and reasonable to us if it is approved by our Audit Committee, if it is on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from unrelated third parties, or if it is otherwise determined to be fair to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

Director Independence

        Section 303A.00 of the NYSE Listed Company Manual states that the NYSE listing standards requiring a majority of directors to be independent do not apply to publicly traded limited partnerships like us. However, three of the general partner's eight directors are "independent" as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted certain categorical standards. Our general partner's independent directors as determined in accordance with those standards, are C. Scott Hobbs, Mark C. McKinley and Clark C. Smith. Pursuant to such categorical standards, a director will not be deemed independent if:

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

  •
  (i) the director or an immediate family member is a current partner of a firm that is our internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time;

  •
  the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serve or served on that company's compensation committee;

  •
  the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1.0 million, or 2% of such other company's consolidated gross revenues; or

  •
  the director serves as an executive officer of a charitable organization and, during any of the past three fiscal years, we made charitable contributions to the charitable organization in any single fiscal year that exceeded $1.0 million or two percent, whichever is greater, of the charitable organization's consolidated gross revenues.

        For the purposes of these categorical standards, the term "immediate family member" includes a person's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person's home.

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

Director Attendance of Meetings

        Our general partner's board of directors held nine meetings in fiscal year 2007. Each director attended more than 75 percent of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which he served during the portions of the year that such person was a director.

Item 14.    Principal Accountant Fees and Services

        The following table summarizes the aggregate fees billed to the Partnership by Deloitte & Touche, LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	2007	2006
Audit fees(1)	$1,141,859	$891,949
Audit related fees(2)	73,000	68,600
Tax fees(3)	484,913	225,814

Total	$1,699,772	$1,186,363

    (1)
    Audit fees include fees for the audit of the Partnership's consolidated financial statements as well as the audit of the internal control over financial reporting, reviews of the Partnership's quarterly consolidated financial statements and comfort letters, consents and other services related to Securities and Exchange Commission ("SEC") matters.

    (2)
    Audit-related fees consist principally of fees for audits of financial statements of certain employee benefits plans.

    (3)
    Tax fees consist of fees for tax consultation and tax compliance services.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        As outlined in its charter, the Audit Committee of the board of directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. The Deloitte Entities' engagement to conduct our audit was pre-approved by the Audit Committee. Additionally, all permissible non-audit services by the Deloitte Entities have been reviewed and pre-approved by the Audit Committee, as outlined in the pre-approval policies and procedures established by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as a part of this Report:

  (1)
  Financial Statements—see Index to Financial Statements.

  (2)
  Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number (Referenced to Item 601 of Regulation S-K)

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated as of July 24, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC		8-K		10.1	7/24/07
2.2	Amendment No. 1 to the Purchase and Sale Agreement, dated as of October 31, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC.		8-K		2.2	1/18/08
2.3	Amendment No. 2 to the Purchase and Sale Agreement, dated as of November 13, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC.		8-K		2.3	1/18/08
2.4	Purchase Agreement, dated as of December 21, 2007, by and among Farm & Home Oil Company, Richard A. Longacre, as sellers' representative, the shareholders of Farm & Home Oil Company and Buckeye Energy Holdings LLC.		8-K		10.1	12/21/07
3.1	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of August 9, 2006		8-K		3.1	8/9/06
3.2	Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of February 4, 1998		10-K	12/31/97	3.2	3/16/98
3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of April 26, 2002		10-Q	3/31/02	3.2	5/9/02
3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of June 1, 2004, effective as of June 3, 2004		S-3		3.3	6/16/04
3.5	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of December 15, 2004		10-K	12/31/04	3.5	3/14/05
4.1	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		S-4		4.1	9/19/03
4.2	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		S-4		4.2	9/19/03
4.3	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		S-4		4.3	9/19/03

4.4	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		8-K		4.1	10/14/04
4.5	Fourth Supplemental Indenture, dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		8-K		4.1	6/30/05
10.1	Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (1)		8-K		10.2	8/9/06
10.2	Amended and Restated Management Agreement of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (2)		8-K		10.3	8/9/06
10.3	Limited Liability Company Agreement of Wood River Pipe Lines LLC, dated as of September 27, 2004		10-K	12/31/04	10.3	3/14/05
10.4	Services Agreement, dated as of December 15, 2004, among the Partnership, the Operating Subsidiaries and Services Company		8-K		10.3	12/20/04
10.5	Fourth Amended and Restated Exchange Agreement, dated as of August 9, 2006, among MainLine Sub LLC, Buckeye Partners, L.P., Buckeye Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Buckeye Pipe Line Holdings, L.P., and Buckeye GP LLC		8-K		10.4	8/9/06
10.6*	Amended and Restated Employment and Severance Agreement, dated as of October 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company		8-K		10.1	10/26/07
10.7*	Amended and Restated Severance Agreement, made as of June 25, 2007, by and between Buckeye GP Holdings L.P., Buckeye Pipe Line Services Company and Robert B. Wallace		8-K		10.2	6/27/07
10.8*	Director Recognition Program of the General Partner		10-K	12/31/98	10.15	3/22/99
10.9	Amended and Restated Management Agreement, dated as of December 15, 2004, among the General Partner and MainLine Sub		8-K		10.9	12/20/04
10.10*	Amended and Restated Unit Option and Distribution Equivalent Plan of the Partnership, dated as of April 1, 2005		8-K		10.1	4/4/05
10.11*	Buckeye Partners, L.P. 2007 Annual Incentive Compensation Plan	X
10.12	Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006, between the Partnership and Buckeye GP LLC		8-K		10.1	8/9/06
10.13	Credit Agreement, dated November 13, 2006, among the Partnership, as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto		8-K		10.1	11/16/06
10.14	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto		10-Q	6/30/07	10.1	7/30/07

10.15	Second Amendment to Credit Agreement, dated August 24, 2007, among the Partnership, SunTrust Bank, as administrative agent, and the lenders signatory thereto		8-K	10.1	8/28/07
10.16	Third Amendment to Credit Agreement, dated January 23, 2008, among the Partnership, SunTrust Bank, as administrative agent, and the lenders signatory thereto		8-K	10.1	1/28/08
10.17	Amended and restated Loan and Security Agreement, dated as of December 16, 2004, among Farm & Home Oil Company, Univest National Bank and Trust Co., Wachovia Bank, National Association, and the Lenders named therein, as amended by the First Amendment, dated January 10, 2005, the Second Amendment, dated July 13, 2005, the Third Amendment, dated August 19, 2005, the Fourth Amendment, dated December 7, 2005, the Fifth Amendment dated December 22, 2006 and the Sixth Amendment, dated November 20, 2007		8-K	10.1	2/8/08
10.18	Seventh Amendment, dated February 8, 2008, between Farm & Home Oil Company and Univest National Bank and Trust Co. to the Amended and Restated Loan and Security Agreement, dated December 16, 2004, as amended		8-K	10.2	2/8/08
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges	X
21.1	List of subsidiaries of the Partnership	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

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

BUCKEYE PARTNERS, L.P. (Registrant)
	By:	Buckeye GP LLC, as General Partner
Dated: February 28, 2008	By:	/s/ FORREST E. WYLIE Forrest E. Wylie (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 28, 2008	By:	/s/ IRVIN K. CULPEPPER Irvin K. Culpepper Director
Dated: February 28, 2008	By:	/s/ MICHAEL B. GOLDBERG Michael B. Goldberg Director
Dated: February 28, 2008	By:	/s/ C. SCOTT HOBBS C. Scott Hobbs Director
Dated: February 28, 2008	By:	/s/ MARK C. MCKINLEY Mark C. McKinley Director
Dated: February 28, 2008	By:	/s/ VANCE E. POWERS Vance E. Powers (Principal Financial Officer and Principal Accounting Officer)

Dated: February 28, 2008	By:	/s/ DANIEL R. REVERS Daniel R. Revers Director
Dated: February 28, 2008	By:	/s/ CLARK C. SMITH Clark C. Smith Director
Dated: February 28, 2008	By:	/s/ ROBB E. TURNER Robb E. Turner Director
Dated: February 28, 2008	By:	/s/ FORREST E. WYLIE Forrest E. Wylie Director

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
Ownership of Buckeye Partners, L.P. and Buckeye GP Holdings L.P.
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's LP Units, Related Unitholder Matters, and Issuer Purchases of LP Units
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
BUCKEYE PARTNERS, L.P. Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
BUCKEYE PARTNERS, L.P. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per unit amounts)
BUCKEYE PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS (In thousands)
BUCKEYE PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
BUCKEYE PARTNERS, L.P. CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (In thousands)
BUCKEYE PARTNERS, L.P. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES