Form 10-Q
period 2008-03-31
BUCKEYE PARTNERS L P
filed 2008-05-07
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission file number 1-9356

BUCKEYE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2432497
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Five TEK Park
9999 Hamilton Boulevard
Breinigsville, PA
(Address of principal executive	18031
offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2008
Limited Partnership Units	48,366,746 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product sales	$241,046	$4,915
Transportation and other	139,229	120,029
Total revenue	380,275	124,944

Costs and expenses:
Cost of product sales	236,611	4,844
Operating expenses	65,328	53,866
Depreciation and amortization	12,498	10,807
General and administrative	7,706	5,154
Total costs and expenses	322,143	74,671

Operating income	58,132	50,273

Other income (expense):
Investment and equity income	2,640	2,066
Interest and debt expense	(17,934)	(13,487)
Minority interests and other	(1,434)	(1,118)
Total other (expense)	(16,728)	(12,539)

Income from continuing operations	41,404	37,734

Income from discontinued operations	1,413	—

Net income	$42,817	$37,734

Allocation of net income:
Net income allocated to general partner:
Income from continuing operations	$7,302	$6,817
Income from discontinued operations	$425	$—

Net income allocated to limited partners:
Income from continuing operations	$34,102	$30,917
Income from discontinued operations	$988	$—

Earnings per limited partner unit-basic:
Income from continuing operations	$0.74	$0.77
Income from discontinued operations	0.02	—
Earnings per limited partner unit-basic	$0.76	$0.77

Earnings per limited partner unit-diluted:
Income from continuing operations	$0.74	$0.77
Income from discontinued operations	0.02	—
Earnings per limited partner unit-diluted	$0.76	$0.77

Weighted average number of limited partner units outstanding:
Basic	45,893	39,950
Diluted	45,923	39,995

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$28,136	$93,198
Trade receivables	114,880	47,598
Construction and pipeline relocation receivables	9,755	12,571
Inventories	102,664	15,149
Prepaid and other current assets	43,307	31,822
Assets of discontinued operations	51,572	—
Total current assets	350,314	200,338

Property, plant and equipment, net	2,126,122	1,796,196
Goodwill	227,887	11,355
Other non-current assets	126,538	125,763
Total assets	$2,830,861	$2,133,652

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$96,772	$—
Accounts payable	51,647	19,822
Accrued and other current liabilities	91,256	72,672
Liabilities of discontinued operations	648	—
Total current liabilities	240,323	92,494

Long-term debt	1,287,272	849,177
Other non-current liabilities	83,188	80,341
Minority interests	21,913	21,468
Total liabilities	1,632,696	1,043,480

Commitments and contingent liabilities	—	—

Partners’ (deficit) capital:
General Partner	(2,408)	(1,005)
Limited Partners	1,210,487	1,100,346
Accumulated other comprehensive loss	(9,914)	(9,169)
Total partners’ capital	1,198,165	1,090,172
Total liabilities and partners’ capital	$2,830,861	$2,133,652

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Income from continuing operations	$41,404	$37,734
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	12,498	10,807
Minority interest	1,452	1,068
Equity earnings	(2,055)	(1,786)
Distributions from equity investments	500	1,276
Amortization of debt discount and option grants	325	146
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	58	10,478
Construction and pipeline relocation receivables	2,816	3,130
Inventories	5,041	(214)
Prepaid and other current assets	(3,936)	1,757
Accounts payable	728	(11,538)
Accrued and other current liabilities	(396)	(3,423)
Other non-current assets	1,998	379
Other non-current liabilities	248	(423)
Total adjustments from operating activities	19,277	11,657

Net cash provided by continuing operations	60,681	49,391
Net cash used in discontinued operations	(274)	—
Net cash from continuing and discontinued operations	60,407	49,391

Cash flows from investing activities:
Capital expenditures	(14,792)	(17,373)
Acquisitions and equity investments, net of cash acquired	(600,309)	(38,468)
Net (expenditures for) disposal of property, plant and equipment	(33)	(72)
Net cash used in investing activities	(615,134)	(55,913)

Cash flows from financing activities:
Debt issuance costs	(351)	—
Net proceeds from issuance of limited partnership units	113,259	82,404
Proceeds from exercise of units options	—	1,016
Distributions to minority interests	(1,007)	(941)
Proceeds from issuance of long-term debt	576,050	70,000
Payment of debt, net	(141,229)	(105,000)
Settlement payment of hedge	(9,638)	—
Distributions to unitholders	(47,419)	(38,078)
Net cash provided by financing activities	489,665	9,401

Net (decrease) increase in cash and cash equivalents	(65,062)	2,879
Cash and cash equivalents —Beginning of year	93,198	18,946
Cash and cash equivalents—End of period	$28,136	$21,825

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$17,500	$17,132
Capitalized interest	$336	$415
Cash paid for income tax	$178	$332

Non-cash changes in assets and liabilities:
Hedge accounting	$1,043	$(59)

See Notes to condensed consolidated financial statements.

Buckeye  Partners, L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

			Accumulated
			Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total
Partners (deficit) capital- January 1, 2008	$(1,005)	$1,100,346	$(9,169)	$1,090,172
Net income	7,727	35,090	—	42,817
Termination of Buckeye’s interest rate swaps	—	—	(2,451)
Amortization of Buckeye’s interest rate swaps			200
Change in value of Energy Service’s cash flow hedge	—	—	2,282
Amortization of RIGP and Retiree Medical Plan Costs	—	—	(776)
Other comprehensive income			(745)	(745)
Total Comprehensive income				42,072
Distributions	(9,130)	(38,289)	—	(47,419)
Net proceeds from the issuance of limited partner units	—	113,259	—	113,259
Amortization of unit options	—	81	—	81
Partners (deficit) capital- March 31, 2008	$(2,408)	$1,210,487	$(9,914)	$1,198,165

See Notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Buckeye Partners, L.P. (“Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.  Buckeye GP LLC (“Buckeye GP”) is the general partner of Buckeye.  Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is also publicly traded (NYSE: BGH).

Buckeye, through its subsidiaries, owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline serving 16 states, and operates an approximate 2,700 miles of pipeline under agreements with major oil and chemical companies. Buckeye also owns over 60 refined petroleum products terminals with aggregate storage capacity of approximately 22.6 million barrels in 12 states.

On January 18, 2008, Buckeye acquired Lodi Gas Storage, L.L.C. (“Lodi Gas”).  Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 for a further discussion).

On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC (“Farm & Home”).  Farm & Home sells refined petroleum products on a wholesale and, until April 15, 2008, a retail basis, principally in eastern and central Pennsylvania.  On March 4, 2008, Buckeye agreed to sell Farm & Home’s retail operations to a wholly owned subsidiary of Inergy, L.P. The transaction was completed on April 15, 2008 and, thereafter, Farm & Home will operate only the acquired wholesale operations on a going-forward basis.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the acquisition date of February 8, 2008 (see Note 3 for a further discussion).

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye now conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 14 for a more detailed discussion of Buckeye’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) employs approximately 900 employees who provide services to the operating subsidiaries through which Buckeye conducts its operations.  These employees represent the majority of the employees who work for Buckeye.  Approximately 100 employees are employed directly by Lodi Gas and the wholesale operations of Farm & Home.  Under a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries directly reimburse Services Company for the cost of the services provided by the employees employed by Services Company.  Under the Services Agreement and an Executive Employment Agreement, certain executive compensation costs and related benefits for Buckeye GP’s four highest paid officers are not reimbursed by Buckeye or its subsidiaries, but are reimbursed to Services Company by BGH.  At March 31, 2008, Services Company owned an approximate 4.5% limited partner interest in Buckeye.

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2007 is derived from audited financial statements, include all adjustments necessary to present fairly Buckeye’s financial position as of March 31, 2008 along with the results of Buckeye’s operations for the three months ended March 31, 2008 and 2007 and Buckeye’s cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Certain prior year amounts have been reclassified to conform to current year presentations.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Buckeye and the notes thereto for the year ended December 31, 2007 contained in Buckeye’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 28, 2008.

2. CONTINGENCIES

Claims and Proceedings

Buckeye and its subsidiaries in the ordinary course of business are involved in various claims and legal proceedings, some of which are covered by insurance. Buckeye is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, Buckeye has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $2.0 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively, related to environmental contingencies unrelated to claims and proceedings.

3.  BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Lodi Gas

On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. The cost of Lodi Gas was approximately $447.1 million in cash and consisted of the following (in thousands):

Contractual purchase price	$440,000
Preliminary working capital adjustment	4,262
Transaction fees	2,794

Total cash purchase price	$447,056

Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II.  Buckeye acquired Lodi Gas because Buckeye’s management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye’s operations into a new geographic area, as well as commodity, and will be able to provide Buckeye a platform for growth in the natural gas storage industry.

Buckeye has determined that the acquisition represented a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS No. 141”).   The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The purchase price of approximately $447.1 million has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

January 18,
2008
Cash	$2,516
Other current assets	2,326
Property, plant and equipment	282,709
Goodwill	170,754
Current liabilities	(9,426)
Other liabilities	(1,823)

Allocated purchase price	$447,056

Buckeye is in the process of finalizing the purchase price allocation based on the valuations of plant, property and equipment and goodwill.  The final purchase price allocation will likely adjust the preliminary amounts shown above.  Such changes may be material.  As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

Farm & Home

On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for $145.5 million in cash.  Buckeye acquired Farm & Home because Buckeye’s management believes that the wholesale distribution operations of Farm & Home represent an attractive opportunity to further Buckeye’s strategy of improving overall profitability by increasing the utilization of Buckeye’s existing pipeline and terminal system infrastructure.  Buckeye has determined that the acquisition represented a business combination under the provisions of SFAS No. 141.  The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.  The purchase price has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

February 8,
2008
Cash	$2,816
Trade receivables	75,025
Inventory	94,113
Prepaid and other current assets	6,214
Property, plant and equipment	50,770
Goodwill	64,378
Other non-current assets	3,297
Debt	(100,000)
Accounts payable	(31,097)
Accrued expenses	(19,711)

Allocated purchase price	$145,805

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above.  Such changes may be material.  The final allocation may include amounts related to identifiable intangible assets such as trade names, customer relationships and covenants not-to-compete.  As discussed above, the operations of the Farm & Home assets and liabilities that were retained by Buckeye are reported in a new operating segment called Energy Services.

On March 4, 2008, Buckeye entered into an agreement to sell the retail operations of Farm & Home to a wholly owned subsidiary of Inergy, L.P. for $42.0 million plus a customary working capital adjustment that is expected to be approximately $9.0 million.  The retail operations were not an integral part of Buckeye’s core operations and financial results.  Buckeye completed the sale of the retail operations on April 15, 2008. Effective on February 8, 2008, in connection with Buckeye’s decision to sell Farm & Home’s retail operations, the assets and related liabilities of the retail operations of Farm & Home were determined to be discontinued operations. The preliminary fair values of the discontinued assets and liabilities are as follows (in thousands):

March 31,
2008
Discontinued assets:
Trade receivables	$9,035
Inventory	2,978
Prepaid and other current assets	58
Property, plant and equipment	20,901
Goodwill	18,600
Total discontinued assets	$51,572

Discontinued liabilities:
Obligations under contracts	$(648)

Revenues from discontinued operations for the period February 8 to March 31, 2008 were $15.6 million.

The following unaudited summarized pro forma consolidated income statement information for the quarters ended March 31, 2008 and 2007 assumes that the acquisitions of Lodi Gas and Farm & Home had occurred as of the beginning of the period presented.  For Farm & Home, the results of the retail operations have been excluded from both periods presented. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would have occurred if Buckeye had completed these acquisitions as of the beginning of the period presented or the results that will be attained in the future (in thousands):

	(Unaudited)
	March 31,
	2008	2007
Revenues:
As reported	$380,275	$124,944
Pro forma adjustments	174,723	317,126

Pro forma revenue	$554,998	$442,070

Income from continuing operations:
As reported	$41,404	$37,734
Pro forma adjustments	(1,493)	4,065

Pro forma income from continuing operations	$39,911	$41,799

Allocation of pro forma income from continuing operations:
Allocated to general partner	$7,039	$7,551
Allocated to limited partners	$32,872	$34,248

Pro forma earnings from continuing operations per limited partner unit:
Basic	$0.72	$0.79
Diluted	$0.72	$0.79

Pro forma weighted average number of limited partner units outstanding:
Basic	45,893	43,450
Diluted	45,923	43,495

Asset acquisition

On February 19, 2008, Buckeye acquired a refined products terminal in Niles, Michigan and a 50% ownership interest in a refined products terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million.  Buckeye determined that the acquisition of the Niles, Michigan terminal and the 50% interest in the Ferrysburg, Michigan terminal should be accounted for as acquisitions of assets rather than an acquisition of a business as defined in SFAS No. 141.  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment as follows (in thousands):

February 19,
2008
Land	$1,119
Buildings	2,233
Machinery, equipment, and office furnishings	10,502
Total	$13,854

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above and such changes may be material.

4. PREPAIDS AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$4,785	$6,812
Insurance receivables	8,503	7,707
Ammonia receivable	11,055	7,505
Derivative asset	3,614	—
Other	15,350	9,798
Total	$43,307	$31,822

5. ACCRUED AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2008	2007
	(In thousands)
Taxes - other than income	$15,574	$7,941
Accrued charges due General Partner	2,884	2,807
Accrued charges due Services Company	3,500	5,963
Accrued employee benefit liability	2,183	2,183
Environmental liabilities	8,671	8,023
Interest	16,850	16,476
Retainage	1,805	1,572
Payable for ammonia purchase	11,259	6,988
Hedge liabilities	557	7,187
Unearned revenue	4,943	1,439
Other	23,030	12,093
Total	$91,256	$72,672

6.     DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
4.625% Notes due July 15, 2013	$300,000	$300,000
6.750% Notes due August 15, 2033	150,000	150,000
5.300% Notes due October 15, 2014	275,000	275,000
5.125% Notes due July 1, 2017	125,000	125,000
6.050% Notes due January 15, 2018	300,000	—
Borrowings under Revolving Credit Facility	140,000	—
Less: Unamortized discount	(3,963)	(2,117)
Adjustment to fair value associated with hedge of fair value	1,235	1,294
	$1,287,272	$849,177

The fair value of Buckeye’s aggregate debt was estimated to be $1,382.7 million at March 31, 2008 and $828.7 million at December 31, 2007.  The values at March 31, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.050% Notes due 2018 in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under Buckeye’s credit facility that had been drawn to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 7 below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten year term of this Note.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At March 31, 2008, Buckeye had $140.0 million in borrowings outstanding under the Credit Facility.  At December 31, 2007, Buckeye did not have any amounts outstanding under the Credit Facility.  At March 31, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility.  As discussed below, the Credit Facility was amended in January 2008 to, among other things, exclude from consolidated debt the lesser of amounts outstanding under Farm & Home’s line of credit was amended in January 2008 to, among other things, change the definition of consolidated debt.  The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At March 31, 2008, Buckeye’s Funded Debt Ratio was 4.20 to 1.00.

As provided for in the Credit Facility, the entire balance of Farm & Home’s line of credit, or $96.8 million, was excluded from the calculation of consolidated debt and the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At March 31, 2008, Buckeye was in compliance with the covenants under its Credit Facility.

On January 28, 2008, Buckeye entered into an amendment to the Credit Facility which permits Farm & Home and certain other Buckeye subsidiaries to incur up to $250.0 million of secured indebtedness related to working capital financing.  The amendment also permits these subsidiaries to: (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels.  Finally, the amendment states that the lesser of the amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts receivable held by Farm & Home at the balance sheet date may be excluded when calculating Buckeye’s Funded Debt Ratio as discussed above.

Farm & Home Line of Credit

Farm & Home is party to a Loan and Security Agreement, dated December 16, 2004, as amended, with a syndicate of banks (the “Farm & Home Agreement”).  On February 8, 2008, in connection with Buckeye’s acquisition of Farm & Home, Farm & Home entered into the Seventh Amendment to the Farm & Home Agreement, which permitted, among other things, Farm & Home to be acquired by Buckeye.  The Farm & Home Agreement provides for a working capital line of credit of up to $100 million ($140 million until April 30, 2008) with interest at Farm & Home’s election at either (i) the prime rate (as defined in the Farm & Home Agreement) minus 0.5% or (ii) LIBOR plus 1.35% on the first $50 million of borrowings and LIBOR plus 1.65% for borrowings in excess of $50 million.  The Farm & Home Agreement also permits letters of credit up to $3.5 million.  The Farm & Home Agreement is secured by liens on substantially all of the assets of Farm & Home.

The balance outstanding under the Farm & Home Agreement was approximately $96.8 million at March 31, 2008, all of which was classified as a current liability.  The Farm & Home Agreement requires Farm & Home to maintain a tangible net worth, defined generally as the amount by which Farm & Home’s assets (excluding intangible assets and accumulated other comprehensive income or loss) exceed its liabilities, equal to the greater of $33.7 million for the period June 30, 2007 through June 29, 2008 and thereafter equal to prior periods’ tangible net worth plus 50% of Farm & Home’s net income for the fiscal year then ended.  At March 31, 2008, Farm & Home’s tangible net worth was $59.5 million.  Farm & Home also must maintain a ratio of the sum of all indebtedness of Farm & Home to tangible net worth of not greater than 2.50 to 1.00.  At March 31, 2008, Farm & Home’s debt to tangible net worth ratio was 1.63 to 1.00.  In addition, Farm & Home is required to maintain a ratio of pre-tax income to interest expense of not less than 1.25 to 1.00.  At March 31, 2008, Farm & Home’s pre-tax income to interest expense ratio was 1.33 to 1.00.

The Farm & Home Agreement also contains various negative covenants, including covenants restricting Farm & Home’s ability to merge or consolidate with another entity, acquire other businesses, change its legal organization or engage in a business or activities materially different than its existing business.  On April 15, 2008, Farm & Home received a waiver from the lending banks which permitted the sale of the retail operations and released the banks’ liens on the assets of the retail operations.  At March 31, 2008, Farm & Home was in compliance with the covenants under the Farm & Home Agreement.

7.  DERIVATIVES

Energy Services Derivatives

Buckeye uses petroleum derivative contracts with respect to the operations of Farm & Home to manage the effect of changing market prices on future inventory purchases required to meet future fixed price sales commitments (“Firm Commitments”) and on future sales of products held in inventory (“Spot Inventory”).  All of Buckeye’s petroleum derivative contracts are entered into for hedging purposes; that is, they are specifically matched in volume and maturity with the various sales commitments of the business.  Derivative contracts entered to hedge Firm

Commitments are classified as Cash Flow Hedges.  Derivative contracts entered into hedge firm commitments on Spot Inventory positions are classified as Fair Value Hedges.  Gains and losses on petroleum derivative contracts are recognized in earnings in the cost of product sales as product is delivered or commitments are performed under fixed price contracts.

All derivatives are recognized on the balance sheets at their fair value.  On the date a derivative contract is entered into, Buckeye designates the derivative as (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (“Fair Value Hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”).  Changes in the fair value of a derivative that qualifies as a Fair Value Hedge are recorded in current period earnings along with the related gain or loss on the hedged asset or liability.  Changes in the fair value of a derivative that qualifies as a Cash Flow Hedge are recorded in other comprehensive income (loss) until earnings are affected by the related variability of cash flows.  Cash flow hedge ineffectiveness, defined as the extent to which the changes in the fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in earnings.

As of March 31, 2008, Buckeye had outstanding derivative contracts used to hedge the variability of market prices of petroleum products.  The following table presents unrealized gains on such derivatives as of March 31, 2008:

March 31,
2008
(In thousands)
Petroleum derivatives used as Cash Flow Hedges	$2,839
Petroleum derivatives used as Fair Value Hedges	775
Total	$3,614

Substantially all of the gains noted above will be recorded in income over the next twelve months.

Gains or losses on hedges that were ineffective were not material for the quarter ended March 31, 2008.  As of March 31, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond May 2009.

Finance Derivatives

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes.  Interest expense increased by $0.2 million for the three months ended March 31, 2008 as a result of the amortization of the termination payment.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes due July 15, 2013 and received proceeds of $2.0 million.  In accordance with SFAS No. 133, Buckeye deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of Buckeye’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Interest expense was reduced by $0.1 million during the three months ended March 31, 2008 and 2007 related to the amortization of the gain on the interest rate swap.

8. FAIR VALUE MEASURMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.  Buckeye adopted SFAS No. 157 on January 1, 2008.

Pursuant to SFAS No. 157, fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement.  The three levels include:

Level 1:  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Level 2 inputs include the following:

•                  Quoted prices in active markets for similar assets or liabilities.

•                  Quoted prices in markets that are not active for identical or similar assets or liabilities.

•                  Inputs other than quoted prices, that are observable for the asset or liability.

•                  Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

Level 3:  Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value measurement of Buckeye’s assets that are subject to SFAS No. 157 as of March 31, 2008.

	Fair Value Measurements Using
		Significant	Significant
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Derivative assets	$3,614	$—	$—
Total	$3,614	$—	$—

Buckeye has determined that its assets subject to SFAS No. 157 are all “level one inputs” which means that such assets and liabilities are measured based on market participant assumptions developed using market data obtained from sources independent of Buckeye.

The value of the derivative assets shown above was determined by obtaining the prices of the underlying contracts as traded on the New York Mercantile Exchange.

9. EARNINGS PER LIMITED PARTNERSHIP UNIT

Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”) “Participating Securities and the Two-Class Method Under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity.  EITF 03-06 provides that Buckeye GP’s interest in net income is to be calculated based on the amount that would be allocated to Buckeye GP if all of Buckeye’s net income for the period was distributed, and not on the basis of actual cash distributions for the period.  The application of EITF 03-06 may have an impact on Buckeye’s earnings per limited partnership unit (“LP Unit”) in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.  See Note 15 for a discussion of recent accounting pronouncements affecting earnings per LP Unit.

The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per LP Unit calculations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Basic:
Average units outstanding	45,893	39,950

Diluted:
Average units outstanding	45,893	39,950

Dilutive effect of unit options granted	30	45
	45,923	39,995

The following table displays the detail in Accumulated Other Comprehensive (Loss) Income on the balance sheet:

	March 31,	December 31,
	2008	2007
	(In thousands)
Accumulated Other Comprehensive (Loss) Income:
Adjustments to funded status of RIGP and Reitree Medical Plans	$(53)	$(53)
Buckeye’s terminated interest rate swaps	(9,438)	(7,187)
Accumulated amortization of RIGP and Retiree Medical Plans	(2,705)	(1,929)
Value of Energy Service’s cash flow hedges	2,282	—
Total	$(9,914)	$(9,169)

10.  CASH DISTRIBUTIONS

Buckeye generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On April 29, 2008, Buckeye declared a cash distribution of $0.85 per LP Unit payable on May 30, 2008 to unitholders of record on May 9, 2008. The total cash distribution to unitholders will amount to approximately $50.9 million, which includes an incentive distribution of approximately $9.7 million payable to Buckeye GP.

11. RELATED PARTY TRANSACTIONS

Buckeye is managed by Buckeye GP, which is a wholly owned subsidiary of BGH.  BGH is in turn controlled by its general partner, MainLine Management LLC (“MainLine Management”). MainLine Management is a wholly owned subsidiary of BGH GP Holdings, LLC (“BGH Holdings”).  Affiliates of each of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”) and Lehman Brothers Holdings, Inc. (“Lehman Brothers”), along with certain members of Buckeye’s senior management, own BGH Holdings.  In addition to owning MainLine Management, BGH Holdings owns an approximate 61.9% limited partner interest in BGH.

Under certain partnership agreements, management agreements and a services agreement, Buckeye is obligated to reimburse Services Company and Buckeye GP for substantially all direct and indirect costs related to the business activities of Buckeye and its subsidiaries except for certain executive compensation and related benefits costs that are reimbursed to Services Company by BGH.  Costs incurred by Buckeye and its subsidiaries pursuant to these agreements totaled $24.9 million and $22.4 million for the three months ended March 31, 2008 and 2007, respectively.  The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

Services Company, which is beneficially owned by Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”), owned 2.2 million of LP Units, or approximately 4.5% of the LP Units outstanding, as of March 31, 2008.  Distributions received by Services Company from Buckeye on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.8 million for the three months ended March 31, 2008 and 2007. In three months ended March 31, 2008 and 2007, ESOP costs were reduced by $0.1 million and $0.5 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP’s senior notes (for which Buckeye is responsible) were reduced to reflect higher distributions on the LP Units than was previously anticipated.

Buckeye pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of MainLine Management. Buckeye incurred a senior administrative charge of $0.5 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.  In connection with the Lodi Gas acquisition, MainLine Management agreed to forego payment of the senior administrative charge effective June 25, 2007 through March 31, 2009.  This foregone payment will be reflected in the purchase price allocation of the Lodi Gas acquisition.  The independent directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

Buckeye GP receives incentive distributions from Buckeye pursuant to its partnership agreement and an incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit.  Incentive compensation payments totaled $8.9 million and $6.8 million in the three months ended March 31, 2008 and 2007, respectively.

As discussed in Note 3, on January 18, 2008, Buckeye acquired all the member interests of Lodi Gas. The Lodi Gas acquisition was a related party transaction because Lodi Gas was indirectly owned by affiliates of ArcLight.  Due to ArcLight’s indirect ownership interest in Buckeye GP, the Audit Committee of Buckeye GP made up of independent directors and represented by independent legal counsel and financial advisors, reviewed and approved the terms of the Lodi Gas acquisition, including the purchase price, as fair and reasonable to Buckeye in accordance with Buckeye’s partnership agreement.

Lehman Brothers, which owns an interest in BGH Holdings, and its affiliates have provided, directly or indirectly, investment and commercial banking and financial advisory services to Buckeye, for which they received customary fees and commissions.  An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by Buckeye of amounts outstanding under the Credit Facility.  Lehman Brothers acted as Buckeye’s financial advisor in connection with the Lodi Gas and Farm & Home acquisitions.  An affiliate of Lehman Brothers also is a customer of Lodi Gas.

12. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

Buckeye sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it grants to employees options to purchase LP Units at 100% of the market price of the LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As unit options are exercised, Buckeye issues new LP Units. Buckeye has not historically repurchased, and does not expect to repurchase in 2008, any of its LP Units.

Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Generally, unit-based compensation expense recognized in the first quarters of 2007 and 2008 is based on the grant date fair value estimated by using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 is based on options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total unit-based compensation expenses included in Buckeye’s Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Operating expenses	$53	$103
General and adminstrative expenses	28	31
Total unit-based compensation expenses	$81	$134

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007, respectively:

	2008	2007
Expected dividend yield	6.31%	6.60%
Expected unit price volatility	15.98%	19.60%
Risk-free interest rate	2.73%	4.70%
Expected life (in years)	4.8	6.5
Weighted-average fair value at grant date	$2.89	$5.07

The dividend yield is based on 4.8 years of historic yields of LP Units.  The expected volatility is based upon 4.8 years of historical volatility of Buckeye’s LP Units.  In accordance with SFAS No. 123R, in 2006 and 2007 Buckeye used the simplified method to calculate the expected life, which was the option vesting period of three years plus the option term of ten years divided by two.  In compliance with SFAS No. 123R, effective January 1, 2008, Buckeye now uses its employees’ actual historical experience in determining the expected life assumption used to value its options.  The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following table summarizes employee unit option activity for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, January 1, 2008	337,100	$44.46
Granted	138,500	49.47
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding, March 31, 2008	475,600	$45.94	7.9	$77,285
Exercisable, March 31, 2008	102,300	$38.14	4.7	$813,834

As of January 1, 2008, there were 234,800 unvested options outstanding.  During the first three months of 2008, no options vested.  The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on March 31, 2008. Intrinsic value is determined by calculating the difference between Buckeye’s closing price of the LP Units on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of LP Units subject to such options.  Because no unit options were exercised during the first quarter of 2008, the total intrinsic value of options exercised during the three months ended March 31, 2008 was $0. The total number of in-the-money options exercisable as of March 31, 2008 was 102,300. As of March 31, 2008, total unrecognized compensation cost related to unvested options was $353,000. The cost is expected to be recognized over a weighted average period of 0.9 years.  At March 31, 2008, 338,000 LP Units were available for grant under with the Option Plan.

13. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Services Company, which employs the majority of Buckeye’s workforce, sponsors a retirement income guarantee plan (the “RIGP”), which is a defined benefit plan, that generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company’s policy is to fund amounts necessary to meet at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees (the “Retiree Medical Plan”). To be eligible for these benefits an employee must have been hired prior to January 1, 1991 and must meet certain service requirements. Services Company does not pre-fund its postretirement benefit obligation.

For the three months ended March 31, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended March 31,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$353	$248	$232	$100
Interest cost	478	253	694	508
Expected return on plan assets	(468)	(205)	—	—
Amortization of prior service benefit	(218)	(114)	(1,124)	(860)
Amortization of unrecognized losses	156	143	410	381
Total net periodic benefit costs	$301	$325	$212	$129

A minimum funding contribution is not required to be made to the RIGP during 2008.  However, on April 15, 2008, Buckeye contributed $0.3 million to the RIGP voluntarily.

14.  SEGMENT INFORMATION

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it has two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye now conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in 16 states. This segment also has three refined petroleum products terminals with aggregate storage capacity of approximately 0.5 million barrels in three states.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has approximately 60 refined petroleum products terminals with aggregate storage capacity of approximately 22.1 million barrels in nine states.

Natural Gas Storage:

The Natural Gas Storage segment provides natural gas storage services through the two natural gas storage facilities near Lodi, California that are owned and operated by Lodi Gas.  Together, these facilities provide approximately 22 bcf of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. The segment has approximately twenty-five customers.

The Natural Gas Storage segment has the following revenue sources:

Lease Revenues which consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement.

Hub Service Revenues which consist of a variety of other storage services under interruptible storage agreements. These principally include park and loan transactions.  Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer.  Park revenues are recognized ratably over the term of the agreement.  Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loans revenues are recognized ratably over the term of the agreement.

The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

The Energy Services segment sells refined petroleum products on a wholesale basis principally in eastern and central Pennsylvania. The segment records revenues after products are delivered. The segment’s products include gasoline, propane and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment has approximately one thousand customers which consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,700 miles of third-party pipeline systems, which are owned primarily by major oil and chemical companies and are located in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$96,389	$93,750
Terminalling and Storage	27,632	23,589
Natural Gas Storage	11,464	—
Energy Services	234,547	—
Other Operations	10,869	7,605
Intersegment eliminations	(626)	—
Total	$380,275	$124,944

Operating income:
Pipeline Operations	$36,688	$37,910
Terminalling and Storage	12,970	10,145
Natural Gas Storage	4,869	—
Energy Services	1,726	—
Other Operations	1,879	2,218
Total	$58,132	$50,273

Depreciation and amortization:
Pipeline Operations	$9,248	$9,088
Terminalling and Storage	1,488	1,305
Natural Gas Storage	1,048	—
Energy Services	290	—
Other Operations	424	414
Total	$12,498	$10,807

Capital expenditures:
Pipeline Operations	$6,820	$15,519
Terminalling and Storage	2,959	840
Natural Gas Storage	3,249	—
Energy Services	685	—
Other Operations	1,079	1,014
Total	$14,792	$17,373

Acquisitions:
Terminalling and Storage	$13,854	$38,468
Natural Gas Storage	443,515	—
Energy Services	142,940	—
Total	$600,309	$38,468

	Assets		Goodwill
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Pipeline Operations*	$1,605,935	$1,673,744	$—	$—
Terminalling and Storage	389,214	385,446	11,355	11,355
Natural Gas Storage	468,619	—	170,754	—
Energy Services	237,239	—	45,778	—
Other Operations	78,282	74,462	—	—
Assets from discontinued operations**	51,572	—	18,600	—
Total	$2,830,861	$2,133,652	$246,487	$11,355

* All equity investments are included in the assets of Pipeline Operations.

** The goodwill amount of $18.6 million is included in assets of discontinued operations on the condensed consolidated balance sheet.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement clarified the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.

On February 12, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB’s constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  Buckeye adopted the non-delayed portions of SFAS No. 157 on January 1, 2008.  See Note 8 for a further discussion.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.   SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  Effective on January 1, 2008, Buckeye adopted SFAS No. 159 and elected not to apply the fair value option under this standard.  As a result, SFAS No. 159 did not have an impact on Buckeye’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”), which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Buckeye currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141 (R)”), which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 141 (R) requires an acquiring entity in a business combination to (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.  Buckeye currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In March 2008, the EITF of the FASB reached a consensus on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.”  The consensus reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners.  It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions.  The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners.  The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partner interests when applying the two-class method under FASB Statement No. 128 “Earnings per Share.” Buckeye is currently evaluating the impact this standard may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years beginning after November 15, 2008.   SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Buckeye currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Buckeye Partners, L.P. (“Buckeye”) is a publicly traded (NYSE: BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.  Buckeye GP LLC (“Buckeye GP”) is the general partner of Buckeye.  Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is also publicly traded (NYSE: BGH).

The following discussion provides an analysis of the results for each of Buckeye’s operating segments, and an overview of Buckeye’s liquidity and capital resources and certain other items related to Buckeye. The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) Buckeye’s consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in Buckeye’s Annual Report on Form 10-K for the year ended December 31, 2007.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. Buckeye owns and operates approximately 5,400 miles of pipeline and more than 60 active refined petroleum products terminals, with aggregate storage capacity of approximately 22.6 million barrels. In addition, Buckeye operates and maintains approximately 2,700 miles of other pipelines under agreements with major oil and chemical companies. Through the recent acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye now owns and operates two major natural gas storage facilities in northern California and markets refined petroleum products in certain areas already served by Buckeye’s pipelines and terminals.

Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of working gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Lodi Gas acquisition has allowed Buckeye to expand its operations on the West Coast substantially.  Lodi Gas’ revenues are generated by fee-based storage contracts, the majority of which are comprised of firm storage agreements for specified levels of injection and withdrawal service.  Additional revenues are earned through interruptible services, called hub services, for which Lodi Gas earns fees for storing a customer’s gas or loaning gas to a customer on an interruptible basis around Lodi Gas’s firm storage commitments. Lodi Gas does not take title to the natural gas that it stores.

Farm & Home sells refined petroleum products on a wholesale and, until April 15, 2008, on a retail basis, principally in eastern and central Pennsylvania.  On March 4, 2008, Buckeye agreed to sell Farm & Home’s retail operations and will retain and operate only the acquired wholesale operations.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the acquisition date of February 8, 2008 (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Farm & Home acquisition will help to advance Buckeye’s strategy of building a marketing business in areas served by Buckeye’s existing logistics assets.

Buckeye’s pipeline and terminals customers are U.S.-based major integrated oil companies, large refined petroleum products marketing companies, major end users of petroleum products, and chemical and utility companies.  Lodi Gas’s customers are major natural gas utility companies as well as natural gas marketing and distribution companies.  Farm & Home’s wholesale customers are primarily product wholesalers as well as major commercial users of refined petroleum products

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments, Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye now conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 14 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s operating segments.

Results of Operations

Summary operating results for Buckeye were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per unit amounts)
Revenues	$380,275	$124,944
Costs and expenses	322,143	74,671

Operating income	58,132	50,273

Other income (expenses)	(16,728)	(12,539)

Income from continuing operations	41,404	37,734
Income from discontinued operations	1,413	—
Net income	$42,817	$37,734

Allocation of net income:
Net income allocated to general partner:
Income from continuing operations	$7,302	$6,817
Income from discontinued operations	$425	$—

Net income allocated to limited partners:
Income from continuing operations	$34,102	$30,917
Income from discontinued operations	$988	$—

Earnings per limited partner unit-diluted:
Income from continuing operations	$0.74	$0.77
Income from discontinued operations	0.02	—
Earnings per limited partner unit-diluted	$0.76	$0.77

Weighted average number of limited partner units outstanding:
Basic	45,893	39,950
Diluted	45,923	39,995

EBITDA

The following table summarizes EBITDA for Buckeye for the three months ended March 31, 2008 and 2007, respectively.  EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”), is defined by Buckeye as income from continuing operations before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization.  EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

Because EBITDA excludes some items that affect income from continuing operations, and these items might vary among other companies, the EBITDA data presented might not be comparable to similarly titled measures at other companies.  Buckeye’s management uses EBITDA as a performance measure to assist in the analysis and assessment of Buckeye’s operations, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities.

Buckeye believes that investors benefit from having access to the same financial measures used by Buckeye’s management.

The table below presents EBITDA for the three months ended March 31, 2008 and 2007 and a reconciliation of EBITDA to income from continuing operations, which is the most comparable GAAP financial measure.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Income from continuing operations	$41,404	$37,734
Interest and debt expense	17,934	13,487
Income tax expense	228	203
Depreciation and amortization	12,498	10,807
Total EBITDA	$72,064	$62,231

Revenues, operating income, total costs and expenses, and depreciation and amortization by operating segment were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$96,389	$93,750
Terminalling and Storage	27,632	23,589
Natural Gas Storage	11,464	—
Energy Services	234,547	—
Other Operations	10,869	7,605
Intersegment eliminations	(626)	—
Total	$380,275	$124,944

Operating income:
Pipeline Operations	$36,688	$37,910
Terminalling and Storage	12,970	10,145
Natural Gas Storage	4,869	—
Energy Services	1,726	—
Other Operations	1,879	2,218
Total	$58,132	$50,273

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$59,701	$55,840
Terminalling and Storage	14,662	13,444
Natural Gas Storage	6,595	—
Energy Services	232,821	—
Other Operations	8,990	5,387
Intersegment eliminations	(626)
Total	$322,143	$74,671

Depreciation and amortization:
Pipeline Operations	$9,248	$9,088
Terminalling and Storage	1,488	1,305
Natural Gas Storage	1,048	—
Energy Services	290	—
Other Operations	424	414
Total	$12,498	$10,807

First Quarter of 2008 compared to First Quarter of 2007

Total revenues for the quarter ended March 31, 2008 were $380.3 million, approximately $255.4 million greater than revenue of $124.9 million for the same period in 2007.  Of the $255.4 million increase in revenue in the first quarter of 2008, $11.5 million resulted from the acquisition of Lodi Gas and $234.5 million resulted from the acquisition of Farm & Home.  The results of Lodi Gas and Farm & Home are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $9.4 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenue from Pipeline Operations was $96.4 million in the first quarter of 2008 compared to $93.8 million in the first quarter of 2007, resulting in an increase of $2.6 million.  This increase was primarily the result of:

•                  Base transportation revenues being essentially unchanged compared to 2007 as the benefit of tariff increases implemented in the spring of 2007 were almost entirely offset by reduced product volumes in the first quarter of 2008.  Management believes the reduced volumes in 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline and distillate prices, reduced production at ConocoPhillips Wood River Refinery due to maintenance activities, as well as the continued introduction of ethanol into retail gasoline products.  Product volumes declined by 4.9% in the first quarter of 2008 compared to the first quarter of 2007; and

•                  A net increase in incidental revenues of $1.5 million which was principally related to a product supply arrangement, as well as increased revenues of $0.8 million related to contract services activities at customer facilities connected to Buckeye’s refined products pipelines.

During 2007, Buckeye experienced measurement shortages in connection with its pipeline product deliveries in excess of historical variances.  Based upon an investigation of these measurement issues, certain corrective actions have been taken.  Buckeye believes the measurement issues have, to a large extent, been isolated and corrected, although continuing monitoring and evaluation of product measurement issues will be required.  Net pipeline overages and shortages were not material in the first quarter of 2008.

Product volumes transported in Pipelines Operations for the first quarter ended March 31, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
Product	2008	2007
Gasoline	641,500	687,100
Distillate	337,500	365,100
Jet Fuel	356,400	352,300
LPG’s	15,300	20,100
NGL	21,100	20,000
Other	11,700	10,100
Total	1,383,500	1,454,700

In the third quarter of 2007, certain of Buckeye’s subsidiaries filed pipeline tariffs reflecting increased rates on average of approximately 4.5%.

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $27.6 million in the first quarter of 2008 compared to $23.6 million in the first quarter of 2007. The revenue increase in the first quarter of 2008 compared to the first quarter of 2007 of $4.0 million or
16.9 % was primarily the result of:

•                  An approximate $1.4 million increase in base revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 3% decline in throughput volumes in the first quarter of 2008 compared to the first quarter of 2007; and

•                  Incremental revenue of $2.6 million due to the acquisition of an additional terminal and a 50% interest in a second  terminal, in the first quarter of 2008, as more fully described in Note 3 to the accompanying condensed consolidated financial statements, as well as the inclusion for a full quarter of six terminals acquired in the first quarter of 2007.

Average daily throughput for the refined products terminals for the quarters ended March 31, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
	2008	2007

Refined products throughput	522,300	536,000

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $11.5 million since the acquisition of Lodi Gas on January 18, 2008. Approximately 79% of this revenue represented firm storage revenues and 21% hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $234.5 million.  Substantially all of this revenue was derived from the continuing wholesale operations of Farm & Home from its acquisition on February 8, 2008.  During the period, the wholesale operations of Farm & Home sold approximately 83.4 million gallons of product.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $10.9 million in the first quarter of 2008 compared to $7.6 million in the first quarter of 2007.  The revenue increase in the first quarter of 2008 of $3.3 million was primarily the result of:

•                  An increase of $1.2 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2007; and

•                  An increase of $2.2 million in construction management revenue related to these operating contracts.

Operating Expenses:

Costs and expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Costs and Expenses
	2008	2007
	(In thousands)
Cost of product sales	$236,611	$4,844
Payroll and payroll benefit	25,705	20,936
Depreciation and amortization	12,498	10,807
Outside services	10,817	6,071
Operating power	7,486	7,318
Property and other taxes	5,957	6,119
Insurance and casualty losses	3,636	3,895
Construction management	3,021	1,695
Supplies	2,569	2,969
Rentals	4,054	2,611
All other	9,789	7,406
Total	$322,143	$74,671

Cost of product sales was $236.6 million in the first quarter of 2008, which is an increase over the first quarter of 2007 of $231.8 million.  Approximately $229.5 million of the increase was attributable to product sold by Farm & Home.  The remaining increase is principally associated with fuel purchases related to a product-supply arrangement.

Payroll and payroll benefits were $25.7 million in the first quarter of 2008, an increase of $4.8 million compared to the first quarter of 2007.  The Lodi Gas and Farm & Home operations added $0.9 million and $0.7 million of payroll and payroll benefits expense in the three months ended March 31, 2008, respectively.  In the first quarter of 2007, Buckeye experienced a decrease in payroll benefit expense of approximately $0.4 million as a result of a reduction of the fair value of Buckeye’s “top-up” liability under a services agreement with Buckeye Pipe Line Services Company (“Services Company”), which required Buckeye to make cash payments to Services Company in amounts sufficient for Services Company’s Employee Stock Ownership Plan to make payments due under a Note Agreement.  Increases in salaries and wages of $1.5 million in the first quarter of 2008 resulted primarily from an increase in the number of employees due to Buckeye’s expanded operations.

Depreciation and amortization expense was $12.5 million in the first quarter of 2008, which is an increase of $1.7 million over the first quarter of 2007. The Lodi Gas and Farm & Home operations added $1.0 million and $0.3 million of depreciation and amortization expense in the three months ended March 31, 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $10.8 million in the first quarter of 2008, which is an increase of $4.7 million over the first quarter of 2007.  The Lodi Gas and Farm & Home operations added $1.7 million and $0.1 million of outside services costs in the three months ended March 31, 2008, respectively.  Lodi Gas incurred approximately $1.4 million of outside services expense related to well work-over costs as a result of the heavy withdrawal season in the first quarter.  Another approximately $1.4 million is due to increases in activity on operations and maintenance contracts.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $7.5 million for the three months ended March 31, 2008, which was consistent with operating power costs in the three months ended March 31, 2007.  Buckeye experienced an increase in power rates, which was offset by a decrease in operating power usage due to a decrease in pipeline volumes in the first quarter of 2008.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $6.0 million in the first quarter of 2008, a decrease of $0.1 million compared to the first quarter of 2007.  In the first quarter of 2007, Buckeye expensed $0.6 million of excise taxes that did not recur in the first quarter of 2008.  This decrease was offset by additional property taxes from the Lodi Gas and Farm & Home operations, which added $0.4 million and $0.1 million, respectively, in the three months ended March 31, 2008.

Insurance and casualty losses were $3.6 million for the three months ended March 31, 2008, which is a decrease of $0.3 million from the three months ended March 31, 2007.  Casualty losses decreased by $0.5 million due the absence of any significant product release incidents in the first quarter of 2008.  Insurance costs increased by $0.4 million which is primarily due to the inclusion of the Lodi Gas and Farm & Home operations.

Construction management costs were $3.0 million in the first quarter of 2008, which is an increase of $1.3 million over the first quarter of 2007.  The increase is a result of an increase in construction activity in the first quarter of 2008.

Supplies expense was $2.6 million for the three months ended March 31, 2008, which is a decrease of $0.4 million over the three months ended March 31, 2007.  The decrease is primarily due to a decrease in terminal additives purchases at Buckeye’s terminals.

Rental expense was $4.1 million in the first quarter of 2008, which is an increase of $1.5 million over the first quarter of 2007.  The inclusion of the Lodi Gas and Farm & Home operations added $1.1 million and $0.1 million of rental expense in the three months ended March 31, 2008, respectively.

All other costs were $9.8 million in the three months ended March 31, 2008, an increase of $2.4 million compared to $7.4 million in the same period in 2007.  The inclusion of Lodi Gas and Farm & Home operations added $0.5 million and $1.0 million of other costs, respectively, in the three months ended March 31, 2008.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the three months ended March 31, 2008 and 2007 was as follows:

	Other Income (Expenses)
	2008	2007
	(In thousands)
Investment and equity income	$2,640	$2,066
Interest and debt expense	(17,934)	(13,487)
Minority interests and other	(1,434)	(1,118)
Total	$(16,728)	$(12,539)

Investment and equity income was $2.6 million for the three months ended March 31, 2008, which is an increase of $0.6 million from the three months ended March 31, 2007.  The increase is primarily due to increases in interest income on cash balances and equity income earned from Buckeye’s approximate 25% interest in West Shore Pipe Line Company and 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest and debt expense was $17.9 million for the three months ended March 31, 2008, which is an increase of $4.4 million from the three months ended March 31, 2007.  Approximately $4.1 million of the increase was attributable to Buckeye’s $300.0 million in aggregate principal amount of notes due January 15, 2018, which were issued in January 2008.  The remainder of the increase is due to interest expense on the debt of Farm & Home that remained outstanding after the acquisition.

Minority interests and other expense increased by $0.3 million for the three months ended March 31, 2008.  The increase was primarily due to an increase in income from the pipeline and terminal at the Memphis International Airport.

LIQUIDITY AND CAPITAL RESOURCES

Buckeye’s financial condition at March 31, 2008 and December 31, 2007 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	March 31, 2008	December 31, 2007

Current ratio (1)	1.5 to 1	2.2 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.6 to 1	1.5 to 1
Working capital (in thousands) (2)	$109,991	$107,844
Ratio of long-term debt to total capital (3)	0.52 to 1	0.44 to 1
Book Value (per unit) (4)	$26.07	$23.72

(1)               current assets divided by current liabilities

(2)               current assets minus current liabilities

(3)               long-term debt divided by long-term debt plus total partners’ capital

(4)               total partners’ capital divided by total units outstanding at the end of the period.

Typically, Buckeye’s principal sources of liquidity are cash from operations, borrowings under its revolving credit facility and proceeds from the issuance of Buckeye’s limited partnership units (“LP Units”).  In the first quarter of 2008, Buckeye also issued $300.0 million of aggregate principal amount of ten-year notes as more fully described in Note 6 to the condensed consolidated financial statements.  Buckeye’s principal uses of cash are capital expenditures, distributions to unitholders and acquisitions as described in “Cash Flows from Investing Activities” below.

At March 31, 2008, Buckeye had an aggregate amount of $1,386.80 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of Buckeye’s 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of Buckeye’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of Buckeye’s 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of Buckeye’s 6.05% Notes due 2018 (the “6.05% Notes”), $140.0 million outstanding under Buckeye’s unsecured revolving credit agreement (the “Credit Facility”) and $96.8 million outstanding under Farm & Home’s line of credit. See note 6 to Buckeye’s condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,382.7 million at March 31, 2008 and $828.7 million at December 31, 2007.  The values at March 31, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

Credit Facility

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA as defined in the Credit Facility.  The Credit Facility defines EBITDA as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At March 31, 2008, Buckeye’s Funded Debt Ratio was 4.20 to 1.0.

In addition, the Credit Facility contains other covenants including, but not limited to, limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At March 31, 2008, Buckeye was in compliance with the covenants under its Credit Facility.

See Note 6 to Buckeye’s condensed consolidated financial statements for more information about the terms of the Credit Facility.

Farm & Home Line of Credit

Farm & Home is party to a Loan and Security Agreement, dated as of December 16, 2004, as amended, with a syndicate of banks (the “Farm & Home Agreement”). The balance outstanding under the Farm & Home Agreement was approximately $96.8 million at March 31, 2008, all of which was classified as a current liability.  The Farm & Home Agreement requires Farm & Home to maintain a tangible net worth, defined generally as the amount by which Farm & Home’s assets (excluding intangible assets and accumulated other comprehensive income or loss) exceed its liabilities, equal to the greater of $33.7 million for the period June 30, 2007 through June 29, 2008 and thereafter equal to prior periods’ tangible net worth plus 50% of Farm & Home’s net income for the fiscal year then ended.  At March 31, 2008, Farm & Home’s tangible net worth was $59.5 million.  Farm & Home also must maintain a ratio of the sum of all indebtedness of Farm & Home to tangible net worth of not greater than 2.50 to 1.00.  At March 31, 2008, Farm & Home’s indebtedness to tangible net worth ratio was 1.63 to 1.00.  In addition, Farm & Home is required to maintain a ratio of pre-tax income to interest expense of not less than 1.25 to 1.00.  At March 31, 2008, Farm & Home’s pre-tax income to interest expense ratio was 1.33 to 1.00.

The Farm & Home Agreement also contains various negative covenants, including covenants restricting Farm & Home’s ability to merge or consolidate with another entity, acquire other businesses, change its legal organization or engage in a business or activities materially different than its existing business.  On April 15, 2008, Farm & Home received a waiver from the lending banks which permitted the sale of the retail operations and released the banks’ liens on the assets of the retail operations.  At March 31, 2008, Farm & Home was in compliance with the covenants under the Farm & Home Agreement.

See Note 6 to Buckeye’s condensed consolidated financial statements for more information about the terms of the Farm & Home Agreement.

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2008 and 2007 are as follows:

	Cash Flow from Operations
	For the Three Months Ended March 31, 2008
	2008	2007
	(In thousands)
Income from continuing operations	$41,404	$37,734
Depreciation and amortization	12,498	10,807
Minority interests	1,452	1,068
Changes in current assets and current liabilities	4,311	190
Changes in other assets and liabilities	2,246	(44)
Cash flows from discontinued operations	(274)	—
Other	(1,230)	(364)
Total	$60,407	$49,391

Cash flows from operations were $60.4 million for the first three months of 2008 compared to $49.4 million for the first three months of 2007, an increase of $11.0 million. The primary causes of this increase are the improvement in Buckeye’s income from continuing operations for the period of $3.7 million and cash provided by working capital of $4.3 million.  Buckeye’s increases in income from continuing operations are primarily due to its recent acquisitions of Lodi Gas and Farm & Home.

In the first three months of 2008, cash provided by working capital resulted primarily from reductions in construction and pipeline relocation receivables of $2.8 million and inventories of $5.0 million and an increase in accounts payable of $0.7 million.  These cash flows were offset by an increase in prepaid and other current assets of $3.9 million.

The decrease in construction and pipeline relocation receivables is due to the timing of construction and pipeline relocation billings at year end.  Inventories decreased due to a decrease of inventory for Farm & Home since its acquisition in February 2008.  The decrease in accounts payable is due to the timing of invoices as compared to year end.  The increase in prepaid and other current assets is due to an increase in the receivable related to activities on the ammonia pipeline.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 are as follows:

	Investing Activities
	For the Three Months Ended March 31, 2008
	2008	2007
	(In thousands)
Capital expenditures	$(14,792)	$(17,373)
Acquisitions and equity investments	(600,309)	(38,468)
Net expenditures for disposal of property, plant and equipment	(33)	(72)
Total	$(615,134)	$(55,913)

In the three months ended March 31, 2008, Buckeye expended $443.5 million for Lodi Gas, $142.9 million for Farm & Home, and $13.9 million for terminal acquisition in Niles, Michigan and Ferrysburg, Michigan.  See Note 3 to Buckeye’s condensed consolidated financial statements for a further discussion.

In the three months ended March 31, 2007, Buckeye expended $38.5 million primarily for the acquisition of six terminals and related assets.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Three Months Ended March 31, 2008
	2008	2007
	(In thousands)
Sustaining capital expenditures	$(3,262)	$(7,170)
Expansion and cost reduction	(11,530)	(10,203)
Total	$(14,792)	$(17,373)

Buckeye incurred $3.3 million and $7.2 million of sustaining capital expenditures and $11.5 million and $10.2 million of expansion and cost reduction expenditures in the first three months of 2008 and 2007, respectively. Expansion and cost reduction projects in 2008 include ethanol and butane blending projects as well as the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey.  Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements to the pipeline and terminal at the Memphis International Airport.

Buckeye expects to spend approximately $135.0 million in capital expenditures in 2008, of which approximately $36.0 million is expected to relate to sustaining capital expenditures and $99.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Kirby Hills Phase II is Buckeye’s most significant expansion project with budgeted expenditures for 2008 of approximately $42.0 million.

Cash Flows from Financing Activities

On March 26, 2008, Buckeye issued 2.6 million LP Units in an underwritten public offering at $42.86 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.79 per LP Unit and offering expenses, were approximately $113.3 million, and were used to reduce amounts outstanding under the Credit Facility.

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to reduce amounts outstanding under Buckeye’s credit facility that had been drawn to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled two interest rate swaps associated with the 6.05% Notes, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of this Note.

During the first three months of 2008 and 2007, Buckeye borrowed $278.0 million and $70.0 million under its Credit Facility, respectively, and repaid $138.0 million and $105.0 million, respectively.  Buckeye repaid $3.2 million during the three months ended March 31, 2008 under the Farm & Home Agreement.

Distributions to unitholders were $47.4 million in the first three months of 2008 compared to $38.1 million in the first three months of 2007.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 6.2 million LP Units in 2007.

OTHER MATTERS

Accounting Pronouncements

See Note 15 to Buckeye’s condensed consolidated financial statements for a description of certain new accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products and natural gas in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services or alternative fuel sources; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs, unanticipated capital expenditures and operating expenses to repair or replace our assets; (7) availability and cost of insurance on our assets and operations; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry; (18) availability and cost of insurance on our assets and operations; (19) conflicts of interest between us, our general partner, the owner of our general partner and its affiliates; (20) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (21) the impact of government legislation and regulation on us.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in Buckeye’s Annual Report on Form 10-K for 2007, including those described in the “Risk Factors” section of that report.  Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Trading Instruments

Buckeye has no trading derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk – Non-Trading Instruments

Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates.  Buckeye does not currently have foreign exchange risk.

All derivatives are recognized on the balance sheet at their fair value.  On the date a derivative contract is entered into, Buckeye designates the derivative as (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (“Fair Value Hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”).  Changes in the fair value of a derivative that qualifies as a Fair Value Hedge are recorded in current period earnings along with the related gain or loss on the hedged asset or liability.  Changes in the fair value of a derivative that qualifies as a Cash Flow Hedge are recorded in other comprehensive income (loss) until earnings are affected by the related variability of cash flows.  Changes in the fair values of derivatives that no longer qualify for hedge accounting are immediately recognized in income.

Buckeye is exposed to commodity price risk with respect to purchases and sales of petroleum products, principally in its Energy Services operating segment.  Buckeye uses petroleum derivative contracts to manage the effect of changing market prices on future inventory purchases required to meet future fixed price sales commitments (“Firm Commitments”) and on future sales of products held in inventory (“Spot Inventory”).  All of Buckeye’s petroleum derivative contracts are entered into for hedging purposes; that is, they are specifically matched in volume and maturity with the various sales commitments of the business.  Derivative contracts entered to hedge Firm Commitments are classified as Cash Flow Hedges.  Derivative contracts entered to hedge Spot Inventory positions are classified as Fair Value Hedges.  Gains and losses on petroleum derivative contracts recognized in earnings are included in cost of goods sold.

As of March 31, 2008, Buckeye had outstanding derivative contracts used to hedge the variability of market prices of petroleum products.  The following table presents unrealized gains on such derivatives as of March 31, 2008:

March 31,
2008
(In thousands)
Petroleum derivatives used as Cash Flow Hedges	$2,839
Petroleum derivatives used as Fair Value Hedges	775
Total	$3,614

Gains or losses on hedges that were ineffective were not material for the quarter ended March 31, 2008.  As of March 31, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond May 2009.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates indicated in the following table, the estimated fair value of portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming no change in underlying commodity prices	Asset	$3,614
Fair value assuming 10% increase in underlying commodity prices	(Liability)	$(1,525)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$8,759

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not have material foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes and 6.05% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the Farm & Home Agreement).  Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility and the Farm & Home Agreement will rise or fall depending on changes in interest rates.

Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction authorized by the Board of Directors of Buckeye GP.

At March 31, 2008, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  The fair value of these obligations at March 31, 2008 was approximately $1,145.9 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $80.4 million. Buckeye’s variable debt obligation was $140.0 million under the Credit Facility and $96.8 million under the Farm & Home Agreement at March 31, 2008.  Based on the balances outstanding at March 31, 2008, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $2.4 million.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes due 2018 and made a payment of $9.6 million in connection with the termination.  In accordance with FASB Statement No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount into interest expense over the term of the loan.  Interest expense increased by $0.2 million for the three months ended March 31, 2008 as a result of the amortization of the termination payment.

In December 2004, Buckeye terminated an interest rate swap agreement associated with the 4.625% Notes and received proceeds of $2.0 million.  In accordance SFAS 133, Buckeye has deferred the $2.0 million gain as an adjustment to the fair value of the hedged portion of Buckeye’s debt and is amortizing the gain as a reduction of interest expense over the remaining term of the hedged debt.  Accordingly, interest expense was reduced by $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of Buckeye GP, with the participation of its Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for Buckeye as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that Buckeye GP’s disclosure controls and procedures for Buckeye as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by Buckeye GP in reports filed on behalf of Buckeye under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  In addition, since Buckeye acquired Lodi Gas and Farm & Home in the first quarter, management’s ability to effectively apply its disclosure controls and procedures to Lodi Gas and Farm & Home is inherently limited by the short period of time that management has had to evaluate their operations since their respective acquisitions.

(b) Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, Buckeye acquired Lodi Gas and Farm & Home in the first quarter of 2008.  Management has begun the process of assessing internal control over financial reporting for these two acquisitions.  Buckeye is still in the preliminary stages of this assessment for Lodi Gas and Farm & Home. No change in Buckeye GP’s internal control over financial reporting for Buckeye occurred during the most recent fiscal quarter with respect to Buckeye’s operations excluding Lodi Gas and Farm & Home that has materially affected, or is reasonably likely to materially affect, Buckeye GP’s internal control over financial reporting for Buckeye.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6. Exhibits

(a) Exhibits

4.1  Fifth Supplemental Indenture, dated January 11 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank) (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 11, 2008).

10.1  Third Amendment to Credit Agreement, dated January 23, 2008, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2008).

10.2  Amended and Restated Loan and Security Agreement, dated as of December 16, 2004, among Farm & Home Oil Company, Univest National Bank and Trust Co., Wachovia Bank, National Association, and the Lenders named therein, as amended by the First Amendment, dated January 10, 2005, the Second Amendment, dated July 13, 2005, the Third Amendment, dated August 19, 2005, the Fourth Amendment, dated December 7, 2005, the Fifth Amendment, dated December 22, 2006 and the Sixth Amendment, dated November 20, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 8, 2008).

10.3  Seventh Amendment, dated February 8, 2008, between Farm & Home Oil Company and Univest National Bank and Trust Co. to the Amended and Restated Loan and Security Agreement, dated December 16, 2004, as amended (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 8, 2008).

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

BUCKEYE PARTNERS, L.P.
(Registrant)

By: Buckeye GP LLC
as General Partner

Date: May 7, 2008	By:	VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer
(Principal Accounting and
Financial Officer)