Form 10-Q/A
period 2008-03-31
BUCKEYE PARTNERS L P
filed 2008-05-08
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

Amendement No. 1 to Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Explanatory Note

This Amendment No. 1 on Form10-Q/A (Amendment No. 1) is being filed by Buckeye Partners, L.P. to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the Securities and Exchange Commission on May 7, 2007 (the Initial Report). Amendment No. 1 is being filed to include the conformed signatures on Exhibits 31.1, 31.2, 32.1, and 32.2, which were inadvertently omitted from the Initial Report. This Amendment No. 1 does not change our previously reported financial statements and other disclosures contained in our Initial Report.

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

BUCKEYE PARTNERS, L.P.
(Registrant)

By: Buckeye GP LLC
as General Partner

Date: May 8, 2008	By:	VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer
(Principal Accounting and
Financial Officer)