Form 10-Q
period 2008-06-30
BUCKEYE PARTNERS L P
filed 2008-08-04
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission file number 1-9356

BUCKEYE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2432497
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Five TEK Park
9999 Hamilton Boulevard
Breinigsville, Pennsylvania	18031
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code:    610-904-4000

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2008
Limited Partnership Units	48,372,346 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Product sales	$346,436	$1,035	$587,482	$5,950
Transportation and other	146,112	123,916	285,342	243,945
Total revenue	492,548	124,951	872,824	249,895

Costs and expenses:
Cost of product sales	341,591	1,032	578,203	5,876
Operating expenses	69,112	61,405	134,440	115,271
Depreciation and amortization	13,460	11,098	25,958	21,905
General and administrative	9,717	5,159	17,423	10,313
Total costs and expenses	433,880	78,694	756,024	153,365

Operating income	58,668	46,257	116,800	96,530

Other income (expense):
Investment and equity income	1,573	2,570	4,213	4,636
Interest and debt expense	(18,021)	(12,773)	(35,955)	(26,260)
Minority interests and other	(1,360)	(1,509)	(2,794)	(2,627)
Total other (expense)	(17,808)	(11,712)	(34,536)	(24,251)

Income from continuing operations	40,860	34,545	82,264	72,279

(Loss) income from discontinued operations	(8)	—	1,405	—

Net income	$40,852	$34,545	$83,669	$72,279

Allocation of net income:
Net income allocated to general partner:
Income from continuing operations	$6,869	$5,801	$14,171	$12,618
(Loss) income from discontinued operations	$(2)	$—	$423	$—

Net income allocated to limited partners:
Income from continuing operations	$33,991	$28,744	$68,093	$59,661
(Loss) income from discontinued operations	$(6)	$—	$982	$—

Earnings per limited partner unit-basic:
Income from continuing operations	$0.70	$0.70	$1.45	$1.47
Income from discontinued operations	—	—	0.02	—
Earnings per limited partner unit-basic	$0.70	$0.70	$1.47	$1.47

Earnings per limited partner unit-diluted:
Income from continuing operations	$0.70	$0.70	$1.44	$1.47
Income from discontinued operations	—	—	0.02	—
Earnings per limited partner unit-diluted	$0.70	$0.70	$1.46	$1.47

Weighted average number of limited partner units outstanding:
Basic	48,368	41,201	47,116	40,579
Diluted	48,394	41,253	47,144	40,634

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$42,831	$93,198
Trade receivables	100,879	47,598
Construction and pipeline relocation receivables	12,776	12,571
Inventories	127,985	15,149
Prepaid and other current assets	68,830	31,822
Total current assets	353,301	200,338

Property, plant and equipment, net	2,139,296	1,796,196
Goodwill	226,469	11,355
Other non-current assets	128,454	125,763
Total assets	$2,847,520	$2,133,652

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$72,718	$—
Accounts payable	59,494	19,822
Accrued and other current liabilities	118,082	72,672
Total current liabilities	250,294	92,494

Long-term debt	1,304,333	849,177
Other non-current liabilities	86,728	80,341
Minority interests	20,659	21,468
Total liabilities	1,662,014	1,043,480

Commitments and contingent liabilities	—	—

Partners’ (deficit) capital:
General Partner	(5,480)	(1,005)
Limited Partners	1,203,719	1,100,346
Accumulated other comprehensive loss	(12,733)	(9,169)
Total partners’ capital	1,185,506	1,090,172
Total liabilities and partners’ capital	$2,847,520	$2,133,652

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Income from continuing operations	$82,264	$72,279
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	25,958	21,905
Minority interest	2,831	2,576
Equity earnings	(3,399)	(4,044)
Distributions from equity investments	2,306	3,589
Amortization of debt discount and option grants	820	247
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	14,059	8,372
Construction and pipeline relocation receivables	(205)	236
Inventories	(19,505)	227
Prepaid and other current assets	(30,353)	1,664
Accounts payable	8,575	(4,936)
Accrued and other current liabilities	25,907	4,151
Other non-current assets	(1,668)	1,612
Other non-current liabilities	3,011	(1,461)
Total adjustments from operating activities	28,337	34,138

Net cash provided by continuing operations	110,601	106,417
Net cash provided by discontinued operations	572	—
Net cash provided by continuing and discontinued operations	111,173	106,417

Cash flows from investing activities:
Capital expenditures	(32,501)	(36,966)
Acquisitions and equity investments, net of cash acquired	(610,616)	(39,320)
Net expenditures for disposal of property, plant and equipment	(103)	(167)
Proceeds from the sale of discontinued operations	52,584	—
Net cash used in investing activities	(590,636)	(76,453)

Cash flows from financing activities:
Debt issuance costs	(1,886)	—
Net proceeds from issuance of limited partnership units	113,148	82,171
Proceeds from exercise of unit options	278	1,895
Distributions to minority interests	(2,101)	(1,606)
Proceeds from issuance of long-term debt and borrowings under credit facilities	611,050	85,000
Payment of debt, net	(183,284)	(115,000)
Settlement payment of hedge	(9,638)	—
Distributions to unitholders	(98,471)	(78,568)
Net cash provided by (used in) financing activities	429,096	(26,108)

Net (decrease) increase in cash and cash equivalents	(50,367)	3,856
Cash and cash equivalents —Beginning of year	93,198	18,946
Cash and cash equivalents—End of period	$42,831	$22,802

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$26,443	$25,437
Capitalized interest	$620	$902
Cash paid for income tax	$525	$575
Non-cash changes in assets and liabilities:
Hedge accounting	$6,751	$118

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

			Accumulated
			Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total
Partners (deficit) capital- January 1, 2008	$(1,005)	$1,100,346	$(9,169)	$1,090,172
Net income	14,594	69,075		83,669
Termination of Buckeye’s interest rate swaps			(2,451)
Amortization of Buckeye’s interest rate swaps			439
Amortization of RIGP and Retiree Medical Plan Costs			(1,552)
Other comprehensive income			(3,564)	(3,564)
Total Comprehensive income				80,105
Distributions	(19,069)	(79,402)		(98,471)
Net proceeds from the issuance of limited partner units		113,148		113,148
Amortization of unit options		274		274
Exercise of unit options		278		278
Partners (deficit) capital- June 30, 2008	$(5,480)	$1,203,719	$(12,733)	$1,185,506

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

Buckeye, through its subsidiaries, owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline serving 17 states, and operates an approximate 2,200 miles of pipeline under agreements with major oil and chemical companies. Buckeye also owns 63 refined petroleum products terminals with aggregate storage capacity of approximately 22.9 million barrels in 13 states.

On January 18, 2008, Buckeye acquired Lodi Gas Storage, L.L.C. (“Lodi Gas”).  Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 for a further discussion).

On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC (“Farm & Home”).  Farm & Home sells refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania.  When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 for a further discussion).

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 15 for a more detailed discussion of Buckeye’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) employs approximately 900 employees who provide services to the operating subsidiaries through which Buckeye conducts its operations.  These employees represent the majority of the employees who work for Buckeye.  Approximately 100 employees are employed directly by Lodi Gas and Farm & Home.  Under a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries directly reimburse Services Company for the cost of the services provided by the employees employed by Services Company.  Under the Services Agreement and an Executive Employment Agreement, certain executive compensation costs and related benefits for Buckeye GP’s four highest paid officers are not reimbursed by Buckeye or its subsidiaries, but are reimbursed to Services Company by BGH.  At June 30, 2008, Services Company owned an approximate 4.5% limited partner interest in Buckeye.

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2007 is derived from audited financial statements, include all adjustments necessary to present fairly Buckeye’s financial position as of June 30, 2008 along with the results of Buckeye’s operations for the three and six months ended June 30, 2008 and 2007 and Buckeye’s cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Certain prior year amounts for product sales and the cost of product sales have been reclassified in the statement of income to conform to the current-year presentation.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $2.7 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $4.6 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively, related to environmental contingencies unrelated to claims and proceedings.

3.  BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Lodi Gas

On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. The cost of Lodi Gas was approximately $442.3 million in cash and consisted of the following (in thousands):

Contractual purchase price	$440,000
Working capital adjustments and fees	2,306

Total purchase price	$442,306

Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II.  Buckeye acquired Lodi Gas because Buckeye’s management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye’s operations into a new geographic area and a new commodity type, and will provide Buckeye a platform for growth in the natural gas storage industry.

Buckeye has determined that the acquisition represented a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”).   The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The purchase price has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

January 18,
2008
Current assets	$7,519
Property, plant and equipment	276,879
Goodwill	170,005
Current liabilities	(10,274)
Other liabilities	(1,823)

Allocated purchase price	$442,306

Buckeye is in the process of finalizing the purchase price allocation based on the valuations of plant, property and equipment, and goodwill.  The final purchase price allocation will likely adjust the preliminary amounts shown above.  Such changes may be material.  As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

Farm & Home

On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for approximately $146.0 million.  On April 15, 2008, Buckeye completed the sale of the retail operations of Farm & Home to a wholly owned subsidiary of Inergy, L.P. for approximately $52.6 million. The retail assets sold consisted primarily of property, plant and equipment as well as inventory and receivables.  Buckeye recorded no gain or loss on the sale of Farm & Home’s retail operations.  The retail operations of Farm & Home were not an integral part of Buckeye’s core operations and strategy, and the related retail assets and liabilities were determined to be discontinued operations on the date of Buckeye’s acquisition of Farm & Home because Buckeye decided to dispose of them as of that date.  Revenues from discontinued operations for the period February 8, 2008 to April 15, 2008 were approximately $19.0 million.

Buckeye acquired Farm & Home because Buckeye’s management believes that the wholesale distribution operations of Farm & Home represent an attractive opportunity to further Buckeye’s strategy of improving overall profitability by increasing the utilization of Buckeye’s existing pipeline and terminal system infrastructure by marketing refined petroleum products in areas served by that infrastructure.  Buckeye has determined that the acquisition represented a business combination under the provisions of SFAS No. 141.  The application of SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.  The purchase price has been allocated, on a preliminary basis, to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

February 8,
2008
Cash	$2,816
Trade receivables	67,340
Inventory	91,654
Prepaid and other current assets	9,746
Property, plant and equipment	29,660
Goodwill	45,109
Other non-current assets	1,844
Assets held for sale	51,750
Debt	(100,000)
Accounts payable	(31,097)
Accrued expenses	(22,833)

Allocated purchase price	$145,989

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above.  Such changes may be material.  The final allocation may include amounts related to identifiable intangible assets such as trade names, customer relationships and covenants not-to-compete.  As discussed above, the operations of Farm & Home that were retained by Buckeye are reported in a new operating segment called Energy Services.

Proforma Unaudited Financial Results

The following unaudited summarized pro forma consolidated income statement information for the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007 assumes that the acquisitions of Lodi Gas and Farm & Home had occurred as of the beginning of the periods presented.  The pro forma presentation below assumes that equity offerings by Buckeye that were used in part to fund the acquisition of Lodi Gas occurred effective January 1, 2007.  In the 2008 pro forma presentation, approximately $2.6 million of disposition-related expenses incurred by Lodi Gas in the period from January 1, 2008 to January 17, 2008 (prior to Buckeye’s ownership) have been excluded because the inclusion of these expenses would have distorted the financial results.  For Farm & Home, the results of the retail operations have been excluded from both periods presented. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would have occurred if Buckeye had completed these acquisitions as of the beginning of the periods presented or the results that will be attained in the future (in thousands, except per unit amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2008	2007
Revenues:
As reported	$124,951	$872,824	$249,895
Pro forma adjustments	257,277	174,724	574,403

Pro forma revenue	$382,228	$1,047,548	$824,298

Income from continuing operations:
As reported	$34,545	$82,264	$72,279
Pro forma adjustments	5,299	1,092	9,364

Pro forma income from continuing operations	$39,844	$83,356	$81,643

Allocation of pro forma income from continuing operations:
Allocated to general partner	$6,691	$14,359	$14,253
Allocated to limited partners	$33,153	$68,997	$67,390

Pro forma earnings from continuing operations per limited partner unit:
Basic	$0.74	$1.43	$1.53
Diluted	$0.74	$1.43	$1.53

Pro forma weighted average number of limited partner units outstanding:
Basic	44,701	48,366	44,079
Diluted	44,753	48,393	44,134

Other Acquisitions

On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a 50% ownership interest in a refined petroleum products terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million.  Buckeye determined that the acquisition of the Niles, Michigan terminal and the 50% interest in the Ferrysburg, Michigan terminal should be accounted for as acquisitions of assets rather than an acquisition of a business as defined in SFAS No. 141.  Accordingly, Buckeye has allocated, on a preliminary basis, the cost of each acquisition to the various tangible assets acquired, principally property, plant and equipment as follows (in thousands):

February 19,
2008
Land	$1,119
Buildings	2,233
Machinery, equipment, and office furnishings	10,502
Total	$13,854

Buckeye is in the process of finalizing the purchase price allocation and will likely adjust the preliminary amounts shown above.  Such changes may be material.

Effective May 1, 2008, Buckeye purchased the remaining 50% member interest in Wespac Pipe Lines - San Diego LLC from Kealine LLC not already owned by Buckeye for $9.3 million.  Buckeye is in the process of allocating the cost of the acquisition to the various tangible assets acquired, principally property, plant and equipment.

On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million.  Buckeye determined that the acquisition of the Wethersfield, Connecticut terminal should be accounted for as an acquisition of assets rather than an acquisition of a business as defined in SFAS No. 141.  Accordingly, Buckeye is in the process of allocating the cost of the acquisition to the various tangible assets acquired, principally property, plant and equipment.

4. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$2,473	$6,812
Insurance receivables	7,378	7,707
Ammonia receivable	29,162	7,505
Derivative asset	9,943	—
Other	19,874	9,798
Total	$68,830	$31,822

5. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Taxes - other than income	$13,987	$7,941
Accrued charges due Buckeye GP	1,713	2,807
Accrued charges due Services Company	4,178	5,963
Accrued employee benefit liability	2,183	2,183
Environmental liabilities	9,005	8,023
Interest	25,329	16,476
Retainage	1,862	1,572
Payable for ammonia purchase	12,207	6,988
Derivative liabilities	11,855	7,187
Unearned revenue	10,678	1,439
Margin deposits	4,894	—
Other	20,191	12,093
Total	$118,082	$72,672

6.     DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
4.625% Notes due July 15, 2013 *	$300,000	$300,000
6.750% Notes due August 15, 2033 *	150,000	150,000
5.300% Notes due October 15, 2014 *	275,000	275,000
5.125% Notes due July 1, 2017 *	125,000	125,000
6.050% Notes due January 15, 2018 *	300,000	—
Borrowings under Revolving Credit Facility	157,000	—
Less: Unamortized discount	(3,844)	(2,117)
Adjustment to fair value associated with hedge of fair value	1,177	1,294
	$1,304,333	$849,177

* Buckeye makes semi-annual interest payments on these notes with the principal balances outstanding to be paid on or before the due dates as shown above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,346.0 million at June 30, 2008 and $828.7 million at December 31, 2007.  The values at June 30, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 (the “6.05% Notes”) in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 7 below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten year term of the 6.05% Notes.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At June 30, 2008, Buckeye had $157.0 million in borrowings outstanding under the Credit Facility.  At December 31, 2007, Buckeye did not have any amounts outstanding under the Credit Facility.  At June 30, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt.  At June 30, 2008, Buckeye’s Funded Debt Ratio was 4.28 to 1.00.  As provided for in the Credit Facility, the entire balance of Farm & Home’s line of credit, or $72.7 million, was excluded from the calculation of consolidated debt and the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At June 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

On January 28, 2008, Buckeye entered into an amendment to the Credit Facility which permits Farm & Home and its wholly owned subsidiary, Buckeye Energy Services LLC (“BES”), to incur up to $250.0 million of secured indebtedness related to working capital financing.  The Credit Facility, as amended, also permits these subsidiaries to (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels.  Finally, the amendment states that the lesser of the amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts receivable held by Farm & Home at the balance sheet date may be excluded when calculating Buckeye’s Funded Debt Ratio as discussed above.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and BES (the “Borrowers”) entered into a Credit Agreement (the “BES Credit Agreement”) with BNP Paribas, as Administrative Agent, Collateral Agent, and Lead Arranger and, on July 18, 2008, amended the BES Credit Agreement.  The BES Credit Agreement, as amended, provides for borrowings of up to $160.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.  Under the BES Credit Agreement, borrowings accrue interest at the Borrowers’ election at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as defined in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of the Borrowers, including their inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The BES Credit Agreement replaces the credit agreement that Buckeye had assumed upon the acquisition of Farm & Home.

The balance outstanding under the BES Credit Agreement was approximately $72.7 million at June 30, 2008, all of which was classified as a current liability.  The BES Credit Agreement requires the Borrowers to meet certain financial covenants, which are summarized below:

	Minimum	Minimum	Maximum
Maximum	Consolidated Tangible	Consolidated Net	Consolidated
Sub-Limit	Net Worth	Working Capital	Leverage Ratio
Above $150,000,000 up to $200,000,000	$50,000,000	$40,000,000	7.0 to 1.0
Above $200,000,000 up to $250,000,000	60,000,000	50,000,000	7.0 to 1.0

At June 30, 2008, the Borrowers’ Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $85.9 million and $51.1 million, respectively, and the Maximum Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.53 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting the Borrowers’ ability to incur additional indebtedness, to create or incur certain liens on property, to consolidate, merge or transfer assets, to make dividends or distributions, to dispose of property, to make investments, to modify their risk management policy, or to engage in business activities materially different from those presently conducted.  At June 30, 2008, the Borrowers were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

7.  DERIVATIVES

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its petroleum product inventories and its fixed price sales contracts. The derivative contracts used to hedge petroleum product inventories are classified as fair value hedges.  Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset.  Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed price sales contracts. Therefore, its fixed price sales contracts and the related futures contracts used to offset those sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of June 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

2008
(In thousands)
Asset:
Futures contracts	$9,943

Total	$9,943

Liabilities:
Fixed price sales contracts	$(10,568)
Inventory hedges	(1,287)

Total	$(11,855)

Substantially all of the liability noted above for unrealized losses of $1.3 million related to inventory hedges will be realized in the third quarter of 2008 as the related inventory is sold.  Gains recorded in the second quarter on inventory hedges that were ineffective were approximately $0.2 million.  As of June 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Finance Derivatives

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes.  Interest expense increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as a result of the amortization of the termination payment.

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

Level 3:  Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value measurement of Buckeye’s assets and liabilities that are subject to SFAS No. 157 as of June 30, 2008:

	Fair Value Measurements Using
		Significant	Significant
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Futures contracts	$9,943	$—	$—
Asset held in trust	3,609	—	—

Liabilities:
Fixed price sales contracts		(10,568)	—
Inventory hedges	(1,287)
Total	$12,265	$(10,568)	$—

The value of the Level 1 futures contracts and the inventory hedges noted above were based on quoted market prices obtained from the New York Mercantile Exchange.  The value of the Level 1 asset held in trust was obtained from quoted prices from brokers.  The value of the Level 2 fixed price sales contract liability was based on observable market data related to the obligation to provide petroleum products.

9. EARNINGS PER LIMITED PARTNERSHIP UNIT

Emerging Issues Task Force (“EITF”) Issue No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128,” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity.  EITF 03-06 provides that Buckeye GP’s interest in net income is to be calculated based on the amount that would be allocated to Buckeye GP if all of Buckeye’s net income for the period was distributed, and not on the basis of actual cash distributions for the period.  The application of EITF 03-06 may have an impact on Buckeye’s earnings per limited partnership unit (“LP Unit”) in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.  See Note 16 for a discussion of recent accounting pronouncements affecting earnings per LP Unit.

The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per LP Unit calculations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Basic:
Weighted average units oustanding	48,368	41,201	47,116	40,579

Diluted:
Weighted average units oustanding	48,368	41,201	47,116	40,579

Dilutive effect of unit options granted	26	52	28	55
	48,394	41,253	47,144	40,634

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table displays the components of Accumulated Other Comprehensive (Loss) Income on the Condensed Consolidated Balance Sheet:

	June 30,	December 31,
	2008	2007
	(In thousands)
Accumulated Other Comprehensive (Loss) Income:
Adjustments to funded status of Retirement Income Guarantee Plan (“RIGP”) and Retiree Medical Plan	$(53)	$(53)
Buckeye’s terminated interest rate swaps	(9,199)	(7,187)
Accumulated amortization of RIGP and Retiree Medical Plan	(3,481)	(1,929)
Total	$(12,733)	$(9,169)

11.  CASH DISTRIBUTIONS

Buckeye generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On July 29, 2008, Buckeye declared a cash distribution of $0.8625 per LP Unit payable on August 29, 2008 to unitholders of record on August 8, 2008. The total cash distribution to unitholders will amount to approximately $51.9 million, which includes an incentive distribution of approximately $10.0 million payable to Buckeye GP.

12. RELATED PARTY TRANSACTIONS

Buckeye is managed by Buckeye GP, which is a wholly owned subsidiary of BGH.  BGH is in turn controlled by its general partner, MainLine Management LLC (“MainLine Management”). MainLine Management is a wholly owned subsidiary of BGH GP Holdings, LLC (“BGH Holdings”).  Affiliates of each of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and Lehman Brothers Holdings, Inc. (“Lehman Brothers”), along with certain members of Buckeye’s senior management, own BGH Holdings.  In addition to owning MainLine Management, BGH Holdings owns an approximate 61.9% limited partner interest in BGH.

Under certain partnership agreements, management agreements and a services agreement, Buckeye is obligated to reimburse Services Company and Buckeye GP for substantially all direct and indirect costs related to the business activities of Buckeye and its subsidiaries except for certain executive compensation and related benefits costs that are reimbursed to Services Company by BGH.  Costs incurred by Buckeye and its subsidiaries pursuant to these agreements totaled $25.0 million and $20.9 million for the three months ended June 30, 2008 and 2007, respectively, and $49.9 million and $45.8 million for the six months ended June 30, 2008 and 2007, respectively.  The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

Services Company, which is beneficially owned by the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”), owned 2.2 million LP Units, or approximately 4.5% of the LP Units outstanding, as of June 30, 2008.  Distributions received by Services Company from Buckeye on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.8 million for the three months ended June 30, 2008 and 2007, and $3.7 million for the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, ESOP costs were reduced by $0.1 million and $0.4 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP’s senior notes (for which Buckeye is responsible) were reduced to reflect higher distributions on the LP Units than was previously anticipated.  There was no impact on ESOP costs for the three months ended June 30, 2008 and 2007.

Buckeye pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of MainLine Management. Buckeye incurred a senior administrative charge of $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million for the six months ended June 30,

2008 and 2007, respectively.  In connection with the Lodi Gas acquisition, MainLine Management agreed to forego payment of the senior administrative charge effective June 25, 2007 through March 31, 2009.  This foregone payment has been reflected as a reduction in the purchase price of the Lodi Gas acquisition.  The independent directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

Buckeye GP receives incentive distributions from Buckeye pursuant to its partnership agreement and an incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit.  Incentive compensation payments totaled $9.7 million and $7.3 million for the three months ended June 30, 2008 and 2007, respectively, and $18.7 million and $14.1 million for the six months ended June 30, 2008 and 2007, respectively.

As discussed in Note 3, on January 18, 2008, Buckeye acquired all the member interests of Lodi Gas. The Lodi Gas acquisition was a related party transaction because Lodi Gas was indirectly owned by affiliates of ArcLight.  Due to ArcLight’s indirect ownership interest in Buckeye GP, the Audit Committee of Buckeye GP, made up of independent directors and represented by independent legal counsel and financial advisors, reviewed and approved the terms of the Lodi Gas acquisition, including the purchase price, as fair and reasonable to Buckeye in accordance with Buckeye’s partnership agreement.

Lehman Brothers, which owns an interest in BGH Holdings, and its affiliates have provided, directly or indirectly, investment and commercial banking and financial advisory services to Buckeye for which they received customary fees and commissions.  An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by Buckeye of amounts outstanding under the Credit Facility.  Lehman Brothers acted as Buckeye’s financial advisor in connection with the Lodi Gas and Farm & Home acquisitions.  An affiliate of Lehman Brothers also is a customer of Lodi Gas.

13. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

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

Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Generally, unit-based compensation expense recognized in the three and six months ended June 30, 2008 and 2007 is based on the grant date fair value estimated by using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 is based on options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total unit-based compensation expenses included in Buckeye’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Operating expenses	$158	$69	$211	$172
General and adminstrative expenses	35	20	63	50
Total unit-based compensation expenses	$193	$89	$274	$222

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2008 and 2007, respectively:

	2008	2007
Expected dividend yield	6.31%	6.60%
Expected unit price volatility	15.98%	19.60%
Risk-Free interest rate	2.73%	4.70%
Expected life (in years)	4.8	6.5
Weighted-average fair value at grant date	$2.89	$5.07

The dividend yield is based on 4.8 years of historic yields of LP Units.  The expected volatility is based upon 4.8 years of historical volatility of Buckeye’s LP Units.  In accordance with SFAS No. 123R, in 2007 Buckeye used the simplified method to calculate the expected life, which was the option vesting period of three years plus the option term of ten years divided by two.  In compliance with SFAS No. 123R, effective January 1, 2008, Buckeye now uses historical experience in determining the expected life assumption used to value its options.  The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following table summarizes employee unit option activity for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value

Outstanding, January 1, 2008	337,100	$44.46
Granted	138,500	49.47
Exercised	(7,900)	35.20
Forfeited, cancelled or expired	—
Outstanding, June 30, 2008	467,700	$46.12	7.7	$(1,556,258)
Exercisable, June 30, 2008	151,100	$41.20	5.3	$237,044

As of January 1, 2008, there were 234,800 unvested options outstanding.  During the first six months of 2008, 56,700 options vested.  The aggregate intrinsic value in the preceding table represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2008. Intrinsic value is determined by calculating the difference between Buckeye’s closing price of the LP Units on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of LP Units subject to such options.   The total intrinsic value of options exercised during the six months ended June 30, 2008 was $89,000.

The total number of in-the-money options exercisable as of June 30, 2008 was 96,200.  As of June 30, 2008, total unrecognized compensation cost related to unvested options was $589,000. The cost is expected to be recognized over a weighted average period of 0.7 years.  At June 30, 2008, 338,000 LP Units were available for grant under with the Option Plan.

14. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

For the three months ended June 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended June 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$352	$248	$233	$100
Interest cost	478	252	694	508
Expected return on plan assets	(468)	(205)	—	—
Amortization of prior service benefit	(218)	(114)	(1,124)	(860)
Amortization of unrecognized losses	155	144	410	381
Net periodic benefit costs	$299	$325	$213	$129

For the six months ended June 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Six Months Ended June 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$705	$495	$465	$200
Interest cost	956	505	1,387	1,016
Expected return on plan assets	(936)	(410)	—	—
Amortization of prior service benefit	(436)	(227)	(2,248)	(1,719)
Amortization of unrecognized losses	311	287	821	762
Net periodic benefit costs	$600	$650	$425	$259

A minimum funding contribution is not required to be made to the RIGP during 2008.  However, Buckeye has contributed $0.6 million to the RIGP voluntarily in 2008.

15.  SEGMENT INFORMATION

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it has two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.

Pipeline Operations:

The Pipeline Operations segment receives petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in 17 states. This segment also has three refined petroleum products terminals with aggregate storage capacity of approximately 0.5 million barrels in three states.

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has 55 refined petroleum products terminals with aggregate storage capacity of approximately 21.4 million barrels in ten states.

Natural Gas Storage:

The Natural Gas Storage segment provides natural gas storage services through the two natural gas storage facilities near Lodi, California that are owned and operated by Lodi Gas.  Together, these facilities provide approximately 22 bcf of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. The segment has approximately twenty-five customers.

The Natural Gas Storage segment’s revenues consist of lease revenues and hub services revenues.  Lease revenues consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement.  Hub service revenues consist of a variety of other storage services under interruptible storage agreements. These principally include park and loan transactions.  Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer.  Park revenues are recognized ratably over the term of the agreement.  Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loan revenues are recognized ratably over the term of the agreement.

The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

The Energy Services segment sells refined petroleum products on a wholesale basis principally in eastern and central Pennsylvania. The segment records revenues after products are delivered. The segment’s products include gasoline, propane and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment has approximately one thousand customers which consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,200 miles of third-party pipeline systems, which are owned primarily by major oil and chemical companies and are located primarily in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$98,887	$92,427	$195,277	$186,178
Terminalling and Storage	27,114	23,948	54,746	47,536
Natural Gas Storage	15,186	—	26,650	—
Energy Services	347,768	—	582,315	—
Other Operations	10,757	8,576	21,626	16,181
Intersegment eliminations	(7,164)	—	(7,790)	—
Total	$492,548	$124,951	$872,824	$249,895

Operating income:
Pipeline Operations	$38,953	$35,046	$75,641	$72,956
Terminalling and Storage	10,297	8,773	23,267	18,919
Natural Gas Storage	7,691	—	12,560	—
Energy Services	(231)	—	1,495	—
Other Operations	1,958	2,438	3,837	4,655
Total	$58,668	$46,257	$116,800	$96,530

Depreciation and amortization:
Pipeline Operations	$9,365	$9,316	$18,613	$18,405
Terminalling and Storage	1,516	1,434	3,004	2,739
Natural Gas Storage	1,702	—	2,750	—
Energy Services	444	—	734	—
Other Operations	433	348	857	761
Total	$13,460	$11,098	$25,958	$21,905

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Capital expenditures:
Pipeline Operations	$13,844	$29,375
Terminalling and Storage	7,217	6,075
Natural Gas Storage	10,020	—
Energy Services	1,420	—
Other Operations	—	1,516
Total	$32,501	$36,966

Acquisitions:
Pipeline Operations	$9,264	$860
Terminalling and Storage	19,461	38,460
Natural Gas Storage	438,765	—
Energy Services	143,126	—
Total	$610,616	$39,320

	Assets		Goodwill
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Pipeline Operations*	$1,625,159	$1,673,744	$—	$—
Terminalling and Storage	397,321	385,446	11,355	11,355
Natural Gas Storage	466,091	—	170,005	—
Energy Services	267,675	—	45,109	—
Other Operations	91,274	74,462	—	—
Total	$2,847,520	$2,133,652	$226,469	$11,355

* All equity investments are included in the assets of Pipeline Operations.

16. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarified the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.

On February 12, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB’s constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  Buckeye adopted the non-delayed portion of SFAS No. 157 on January 1, 2008.  See Note 8 for a further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
(“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value.  SFAS No. 159 is effective no later than fiscal years beginning after November 15, 2007.  Effective on January 1, 2008, Buckeye adopted SFAS No. 159 and elected not to apply the fair value option under this standard.  As a result, SFAS No. 159 did not have an impact on Buckeye’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”), which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Buckeye currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”), which will be effective for fiscal years beginning after December 15, 2008.  SFAS No. 141 (R) requires an acquiring entity in a business combination to (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.  Buckeye currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years beginning after November 15, 2008.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Buckeye currently is assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.

In March 2008, the EITF of the FASB reached a consensus on Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.”  The consensus reached by the EITF affects how a master limited partnership (“MLP”) allocates income between its general partner, which typically holds incentive distribution rights (“IDRs”) along with the general partner interest, and the limited partners.  It is not uncommon for MLPs to experience timing differences between the recognition of income and partnership distributions.  The amount of incentive distribution is typically calculated based on the amount of distributions paid to the MLP’s partners.  The issue is whether current period earnings of an MLP should be allocated to the holders of IDRs as well as the holders of the general and limited partner interests when applying the two-class method under SFAS No. 128, “Earnings per Share.” Buckeye is currently evaluating the impact this standard may have on its consolidated financial statements.

17. SUBSEQUENT EVENTS

On July 16, 2008, Buckeye entered into a definitive agreement to purchase an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC.  The purchase price for the terminal will be $45.0 million, with an additional $1.5 million payable if LogiBio Albany Terminal, LLC is successful in modifying certain long term contractual commitments related to the terminal and another $1.5 million payable if the terminal operations meet certain performance goals over the next three years.  The terminal has an active storage capacity of 1.8 million barrels.  The transaction is subject to customary closing conditions.  Buckeye expects to complete the purchase of the terminal in late August 2008.  This terminal will be reported in the Terminalling and Storage segment.

On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, BES, with BES continuing as the surviving entity. This merger will not impact the operations of the Energy Services segment.

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

The following discussion provides an analysis of the results for each of Buckeye’s operating segments and an overview of Buckeye’s liquidity and capital resources and certain other items related to Buckeye. The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) Buckeye’s consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in Buckeye’s Annual Report on Form 10-K for the year ended December 31, 2007.

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. Buckeye owns and operates approximately 5,400 miles of pipeline and 63 active refined petroleum products terminals, with aggregate storage capacity of approximately 22.9 million barrels. In addition, Buckeye operates and maintains approximately 2,200 miles of other pipelines under agreements with major oil and chemical companies. Through the recent acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye now owns and operates two major natural gas storage facilities in northern California and markets refined petroleum products in certain areas served by Buckeye’s pipelines and terminals.

Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Lodi Gas acquisition has allowed Buckeye to expand its operations on the West Coast substantially.  Lodi Gas’ revenues are generated by fee-based storage contracts, the majority of which are comprised of firm storage agreements for specified levels of injection and withdrawal service.  Additional revenues are earned through interruptible services, called hub services, for which Lodi Gas earns fees for storing a customer’s gas or loaning gas to a customer on an interruptible basis around Lodi Gas’s firm storage commitments. Lodi Gas does not take title to the natural gas that it stores.

Farm & Home sells refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania.  When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Farm & Home acquisition will help to advance Buckeye’s strategy of building a marketing business in areas served by Buckeye’s existing logistics assets.  On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary Buckeye Energy Services LLC, with Buckeye Energy Services LLC continuing as the surviving entity.

Buckeye’s pipeline and terminal customers are U.S.-based major integrated oil companies, large refined petroleum products marketing companies, major end users of petroleum products, and chemical and utility companies.  Lodi Gas’s customers are major natural gas utility companies and natural gas marketing and distribution companies.  Farm & Home’s wholesale customers are primarily product wholesalers and major commercial users of refined petroleum products.

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments, Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye conducted business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 15 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s operating segments.

Pending Acquisition

On July 16, 2008, Buckeye entered into a definitive agreement to purchase an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC.  The purchase price for the terminal will be $45.0 million, with an additional $1.5 million payable if LogiBio Albany Terminal, LLC is successful in modifying certain long term contractual commitments related to the terminal and another $1.5 million payable if the terminal operations meet certain performance goals over the next three years.  The terminal has an active storage capacity of 1.8 million barrels.  The transaction is subject to customary closing conditions.  This terminal will be reported in the Terminalling and Storage segment.  Buckeye expects to complete the purchase of the terminal in late August 2008 and fund the purchase with available cash and borrowings under Buckeye’s revolving credit agreement described under “Liquidity and Capital Resources” as discussed below.

Results of Operations

Summary operating results for Buckeye were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per unit amounts)
Revenues	$492,548	$124,951	$872,824	$249,895
Costs and expenses	433,880	78,694	756,024	153,365

Operating income	58,668	46,257	116,800	96,530

Other income (expenses)	(17,808)	(11,712)	(34,536)	(24,251)

Income from continuing operations	40,860	34,545	82,264	72,279
(Loss) Income from discontinued operations	(8)	—	1,405	—

Net income	$40,852	$34,545	$83,669	$72,279

Allocation of net income:
Net income allocated to general partner:
Income from continuing operations	$6,869	$5,801	$14,171	$12,618
(Loss) Income from discontinued operations	$(2)	$—	$423	$—

Net income allocated to limited partners:
Income from continuing operations	$33,991	$28,744	$68,093	$59,661
(Loss) Income from discontinued operations	$(6)	$—	$982	$—

Earnings per limited partner unit-diluted:
Income from continuing operations	$0.70	$0.70	$1.44	$1.47
Income from discontinued operations	—	—	0.02	—
Earnings per limited partner unit-diluted	$0.70	$0.70	$1.46	$1.47

Weighted average number of limited partner units outstanding:
Basic	48,368	41,201	47,116	40,579
Diluted	48,394	41,253	47,144	40,634

EBITDA

The following table summarizes EBITDA for Buckeye for the three and six months ended June 30, 2008 and 2007.  EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”), is defined by Buckeye as income from continuing operations before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization.  EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

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

The table below presents EBITDA for the three and six months ended June 30, 2008 and 2007 and a reconciliation of EBITDA to income from continuing operations, which is the most comparable GAAP financial measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Income from continuing operations	$40,860	$34,545	$82,264	$72,279
Interest and debt expense	18,021	12,773	35,955	26,260
Income tax expense	198	236	426	438
Depreciation and amortization	13,460	11,098	25,958	21,905
Total EBITDA	$72,539	$58,652	$144,603	$120,882

Net income and EBITDA in 2008 include two recurring non-cash charges.  The accounting rules for leases require in certain instances that base rent payments be combined with future rent increases and the resulting total be expensed on a straight-line basis over the lease term. Accordingly, Lodi Gas recorded non-cash rental expense with respect to their land leases in excess of cash payments of $0.8 million and $1.3 million for the three and six months ended June 30, 2008, respectively.  In addition, Buckeye has included an expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2008, respectively, related to a senior administrative charge payable to MainLine Management LLC, the general partner of BGH.  In connection with the acquisition of Lodi Gas, MainLine Management LLC agreed to forego the senior administrative charge beginning June 25, 2007 and ending March 31, 2009.  The expense for that foregone senior administrative charge has been reflected as a reduction in the purchase price of Lodi Gas.

Revenues, operating income, total costs and expenses, and depreciation and amortization by operating segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$98,887	$92,427	$195,277	$186,178
Terminalling and Storage	27,114	23,948	54,746	47,536
Natural Gas Storage	15,186	—	26,650	—
Energy Services	347,768	—	582,315	—
Other Operations	10,757	8,576	21,626	16,181
Intersegment eliminations	(7,164)	—	(7,790)	—
Total	$492,548	$124,951	$872,824	$249,895

Operating income:
Pipeline Operations	$38,953	$35,046	$75,641	$72,956
Terminalling and Storage	10,297	8,773	23,267	18,919
Natural Gas Storage	7,691	—	12,560	—
Energy Services	(231)	—	1,495	—
Other Operations	1,958	2,438	3,837	4,655
Total	$58,668	$46,257	$116,800	$96,530

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$59,934	$57,381	$119,636	$113,222
Terminalling and Storage	16,817	15,175	31,479	28,617
Natural Gas Storage	7,495	—	14,090	—
Energy Services	347,999	—	580,820	—
Other Operations	8,799	6,138	17,789	11,526
Intersegment eliminations	(7,164)	—	(7,790)	—
Total	$433,880	$78,694	$756,024	$153,365

Depreciation and amortization:
Pipeline Operations	$9,365	$9,316	$18,613	$18,405
Terminalling and Storage	1,516	1,434	3,004	2,739
Natural Gas Storage	1,702	—	2,750	—
Energy Services	444	—	734	—
Other Operations	433	348	857	761
Total	$13,460	$11,098	$25,958	$21,905

Second Quarter of 2008 compared to Second Quarter of 2007

        Total revenues for the quarter ended June 30, 2008 were $492.5 million, approximately $367.5 million greater than revenue of $125.0 million for the same period in 2007.  Of the $367.5 million increase in revenue in the second quarter of 2008, $15.2 million resulted from the addition of Lodi Gas’ operations and $347.8 million resulted from the addition of Farm & Home’s operations.  The results of Lodi Gas and Farm & Home are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $4.5 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

        Revenues from Pipeline Operations were $98.9 million in the second quarter of 2008 compared to $92.4 million in the second quarter of 2007, an increase of $6.5 million.  This increase was primarily the result of:

•                  Base transportation revenues increasing by $5.3 million in the second quarter of 2008 as compared to the same period in 2007 primarily as a result of tariff increases implemented on July 1, 2007 and May 1, 2008.  The benefit of the tariff increases was offset by reduced product volumes in the second quarter of 2008.  Management believes the reduced volumes in the second quarter of 2008 were caused primarily by reduced demand for gasoline and distillate resulting from higher retail gasoline and distillate prices, as well as the continued introduction of ethanol into retail gasoline products.  Total product volumes declined by 2.6% in the second quarter of 2008 compared to the second quarter of 2007; and

•                  A net increase in incidental revenues of $3.1 million principally related to a product supply arrangement that was offset by a reduction in revenue of $1.9 million principally related to the completion of contract services activities at customer facilities connected to Buckeye’s refined products pipelines.

During 2007, Buckeye experienced measurement shortages in connection with its pipeline product deliveries in excess of historical variances.  Based upon an investigation of these measurement issues, certain corrective actions have been taken.  Buckeye believes the measurement issues have, to a large extent, been isolated and corrected, although continuing monitoring and evaluation of product measurement issues will be required.  Net pipeline overages and shortages were not material in the second quarter of 2008.

Product volumes transported in Pipelines Operations for the quarter ended June 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
Product	2008	2007
Gasoline	698,800	743,000
Distillate	279,400	291,100
Jet Fuel	371,900	363,400
LPG’s	22,400	22,300
NGL’s	22,100	19,800
Other	12,100	4,200
Total	1,406,700	1,443,800

In the second quarter of 2008, certain of Buckeye’s operating subsidiaries in the Pipeline Operations segment filed pipeline tariffs reflecting increased rates on average of approximately 4.8%. These tariff rate increases are expected to generate approximately $16.4 million in additional revenue on an annualized basis.

Terminalling and Storage:

Revenues from the Terminalling and Storage segment were $27.1 million in the second quarter of 2008 compared to $23.9 million in the second quarter of 2007. The revenue increase in the second quarter of 2008 compared to the second quarter of 2007 of $3.2 million or 13.4% was primarily the result of:

•                  An approximate $3.0 million increase in base revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 2.8% decline in throughput volumes in the second quarter of 2008 compared to the second quarter of 2007; and

•                  Incremental revenue of $0.2 million due to the addition of the operations of the Niles, Michigan terminal and a 50% interest in the Ferrysburg, Michigan terminal for the entire second quarter of 2008, each of which was acquired in the first quarter of 2008, as more fully described in Note 3 to the accompanying condensed consolidated financial statements.

Average daily throughput for the refined products terminals for the quarters ended June 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
	2008	2007

Refined products throughput	554,000	570,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $15.2 million in the second quarter of 2008.  Approximately 69% of this revenue represented firm storage revenues and 31% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $347.8 million in the second quarter of 2008.  Revenue from the Energy Services segment was derived from the continuing operations of Farm & Home, which Buckeye acquired on February 8, 2008.  The retail operations, which were sold on April 15, 2008, were treated as discontinued operations for all periods presented in 2008.  During the period, the continuing operations of Farm & Home sold approximately 101.8 million gallons of product.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $10.8 million in the second quarter of 2008 compared to $8.6 million in the second quarter of 2007.  The revenue increase in the second quarter of 2008 of $2.2 million was primarily the result of:

•                  An increase of $1.7 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2007; and

•                  An increase of $0.6 million in construction management revenue related to these operating contracts.

Operating Expenses:

Costs and expenses for the three months ended June 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Three Months Ended June 30,
	2008	2007
	(In thousands)
Cost of product sales	$341,591	$1,032
Payroll and payroll benefit	26,418	22,112
Depreciation and amortization	13,460	11,098
Outside services	14,049	10,602
Operating power	7,569	8,096
Property and other taxes	5,746	5,199
Insurance and casualty losses	4,372	3,478
Construction management	1,780	3,010
Supplies	2,559	2,902
Rentals	4,813	3,333
All other	11,523	7,832
Total	$433,880	$78,694

Cost of product sales was $341.6 million in the second quarter of 2008, which is an increase over the second quarter of 2007 of $340.6 million.  Approximately $337.0 million of the increase was attributable to product sold by the Energy Services segment, which consists primarily of the operations of Farm & Home.  The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s Pipeline Operations segment.

Payroll and payroll benefits were $26.4 million in the second quarter of 2008, an increase of $4.3 million compared to the second quarter of 2007.  The operations of Lodi Gas and the Energy Services segment added $0.9 million and $1.6 million of payroll and payroll benefits expense for the period.  In addition, there were increases in salaries and wages, which added $1.3 million of payroll and payroll benefits expense for the period. The increases in salaries and wages were primarily the result of an increase in the number of employees due to Buckeye’s expansion of its operations.

Depreciation and amortization expense was $13.5 million in the second quarter of 2008, which is an increase of $2.4 million over the second quarter of 2007. The operations of Lodi Gas and the Energy Services segment added $1.7 million and $0.4 million of depreciation and amortization expense in the three months ended June 30, 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $14.0 million in the second quarter of 2008, which is an increase of $3.4 million over the second quarter of 2007.  The operations of Lodi Gas and the Energy Services segment added $0.5 million and $0.2 million of outside services costs in the three months ended June 30, 2008, respectively.  An additional $2.7 million is due to increases in activity on operations and maintenance contracts.  Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $7.6 million for the three months ended June 30, 2008, which was a decrease of $0.5 million from the three months ended June 30, 2007.  The decrease is primarily due to a decrease in power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $5.7 million in the second quarter of 2008, an increase of $0.5 million compared to the second quarter of 2007.  The increase was primarily due to Lodi Gas operations, which added $0.6 million in the three months ended June 30, 2008.

Insurance and casualty losses were $4.4 million for the three months ended June 30, 2008, which is an increase of $0.9 million from the three months ended June 30, 2007.  Casualty losses increased by $0.6 million in the second quarter of 2008, which is due to an increase in the cost of remediating environmental incidents compared to the second quarter of 2007.  Insurance costs increased by $0.3 million, which is primarily due to the inclusion of the Lodi Gas and Energy Services operations.

Construction management costs were $1.8 million in the second quarter of 2008, which is a decrease of $1.2 million from the second quarter of 2007.  The decrease is primarily the result of the completion of a construction project at the Memphis International Airport in the first quarter of 2008.

Supplies expense was $2.6 million for the three months ended June 30, 2008, which is a decrease of $0.3 million over the three months ended June 30, 2007.  The decrease is primarily due to a decrease in terminal additive purchases at terminals owned by Buckeye.

Rental expense was $4.8 million in the second quarter of 2008, which is an increase of $1.5 million over the second quarter of 2007.  The operations of Lodi Gas and the Energy Services segment added $1.5 million and $0.2 million of rental expense in the three months ended June 30, 2008, respectively.

All other costs were $11.5 million in the three months ended June 30, 2008, an increase of $3.7 million compared to the same period in 2007.  The operations of Lodi Gas and the Energy Services segment operations added $0.6 million and $1.4 million of other costs, respectively, in the three months ended June 30, 2008.  Professional fees increased by $0.8 million.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the three months ended June 30, 2008 and 2007 was as follows:

	Other Income (Expenses)
	Three Months Ended June 30,
	2008	2007
	(In thousands)
Investment and equity income	$1,573	$2,570
Interest and debt expense	(18,021)	(12,773)
Minority interests and other	(1,360)	(1,509)
Total	$(17,808)	$(11,712)

Investment and equity income was $1.6 million for the three months ended June 30, 2008, which is a decrease of $1.0 million from the three months ended June 30, 2007.  The decrease is primarily due to decreases in equity income earned from Buckeye’s approximate 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest and debt expense was $18.0 million for the three months ended June 30, 2008, which is an increase of $5.2 million from the three months ended June 30, 2007.  Approximately $4.5 million of the increase was attributable to expense associated with Buckeye’s $300.0 million in aggregate principal amount of notes due January 15, 2018, which were issued in January 2008.  The remaining $0.7 million increase is due to interest expense related to the activities within the Energy Services segment.

Minority interests and other expense was $1.4 million for the three months ended June 30, 2008, which is consistent with minority interest and other expense from the three months ended June 30, 2007.

First Six Months of 2008 compared to First Six Months of 2007

Total revenues for the six months ended June 30, 2008 were $872.8 million, approximately $622.9 million greater than total revenue of $249.9 million for the same period in 2007.  Of the $622.9 million increase in revenue in 2008, $26.7 million resulted from the acquisition of Lodi Gas and $582.3 million resulted from the acquisition of Farm & Home.  The results of Lodi Gas and Farm & Home are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenues from Pipeline Operations were $195.3 million in the six months ended June 30, 2008 compared to $186.2 million in the corresponding period in 2007, an increase of $9.1 million.  This increase was primarily the result of:

•                  Base transportation revenue increasing by $5.5 million in the first six months of 2008 compared to the first six months of 2007 primarily as a result of tariff increases implemented on May 1, 2008 and July 1, 2007. The benefit of the tariff increases were offset by reduced product volumes in the first six months of 2008.  Management believes the reduced volumes in the first six months of 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline and distillate prices, reduced production at ConocoPhillips’ Wood River Refinery in the first quarter of 2008 due to maintenance activities, as well as the continued introduction of ethanol into retail gasoline products.  Total product volumes declined by 3.7% in the first six months of 2008 compared to the first six months of 2007; and

•                  A net increase in incidental revenues of $6.0 million, which was principally related to a product supply arrangement that was offset by a reduction in revenue of $2.4 million principally related to the completion of contract services activities at customer facilities connected to Buckeye’s refined products pipelines.

Product volumes transported in Pipelines Operations for the six months ended June 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
Product	2008	2007
Gasoline	670,000	715,200
Distillate	308,400	327,900
Jet Fuel	364,100	357,900
LPG’s	18,900	21,200
NGL’s	21,600	19,900
Other	12,100	7,200
Total	1,395,100	1,449,300

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $54.7 million in the first six months of 2008 compared to $47.5 million for the same period in 2007. The revenue increase in the first six months of 2008 compared to the same period in 2007 of $7.2 million or 15.1 % was primarily the result of:

•                  An approximate $4.4 million increase in base revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 2.7 % decline in throughput volumes in the first six months of 2008 compared to the first six months of 2007; and

•                  Incremental revenue of $2.8 million due to the addition of operations of the Niles, Michigan terminal and a 50% interest in the Ferrysburg, Michigan terminal, each of which was acquired in the latter part of the first quarter of 2008 (see Note 3 to the accompanying condensed financial statements) combined with the effect of having a full six months of revenue in 2008 from six terminals that were acquired at various times in the first quarter of 2007.

Average daily throughput for the refined products terminals for the six months ended June 30, 2008 and 2007 was as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
	2008	2007

Refined products throughput	538,100	553,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $26.7 million in the first six months of 2008.  Approximately 73% of this revenue represented firm storage revenues and 27% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $582.3 million in the first six months of 2008.  Substantially all of this revenue was derived from the continuing operations of Farm & Home, which Buckeye acquired on February 8, 2008.  During the first six months of 2008, the continuing operations of Farm & Home sold approximately 185.2 million gallons of products.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $21.6 million in the first six months of 2008 compared to $16.2 million in the first six months of 2007.  The revenue increase in 2008 of $5.4 million was primarily the result of:

•                  An increase of $3.0 million in pipeline maintenance and operating revenue related to additional operating contracts signed in the latter part of 2007; and

•                  An increase of $2.8 million in construction management revenue related to these operating contracts.

Operating Expenses:

Costs and expenses for the six months ended June 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cost of product sales	$578,203	$5,876
Payroll and payroll benefit	52,122	43,049
Depreciation and amortization	25,958	21,905
Outside services	24,866	16,673
Operating power	15,055	15,414
Property and other taxes	11,703	11,318
Insurance and casualty losses	8,008	7,373
Construction management	4,801	4,704
Supplies	5,128	5,872
Rentals	8,866	5,944
All other	21,314	15,237
Total	$756,024	$153,365

Cost of product sales was $578.2 million in the first six months of 2008, which is an increase over the first six months of 2007 of $572.3 million.  Approximately $566.6 million of the increase was attributable to products sold by the Energy Services segment.  The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s pipeline operations segment.

Payroll and payroll benefits were $52.1 million in the first six months of 2008, an increase of $9.1 million compared to the first six months of 2007.  The Lodi Gas and Energy Services segment operations added $1.8 million and $2.3 million of payroll and payroll benefits expense in the first six months of 2008, respectively.  Increases in salaries, wages, and incentive bonuses of $3.2 million in the first six months of 2008 resulted primarily from an increase in the number of employees due to Buckeye’s expanded operations.  In the first six months of 2008, payroll and payroll benefits expense increased by $0.6 million due to a decrease in capitalized payroll and payroll benefits compared to the first six months of 2007.  In the first six months of 2007, Buckeye experienced a decrease in payroll benefit expense of approximately $0.5 million as a result of a reduction of the fair value of Buckeye’s “top-up” liability under a services agreement with Services Company, which required Buckeye to make cash payments to Services Company in amounts sufficient for Services Company’s Employee Stock Ownership Plan to make payments due under a Note Agreement.

Depreciation and amortization expense was $26.0 million in the first six months of 2008, which is an increase of $4.1 million over the first six months of 2007. The operations of Lodi Gas and the Energy Services segment added $2.8 million and $0.7 million of depreciation and amortization expense in the first six months of 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $24.9 million in the first six months of 2008, which is an increase of $8.2 million over the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $2.2 million and $0.3 million of outside services costs in the first six months of 2008, respectively.  Lodi Gas incurred approximately $1.4 million of outside services expense related to well work-over costs as a result of the heavy withdrawal season in the first quarter.  Another approximately $4.5 million is due to increases in activity on operations and maintenance contracts.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $15.1 million for the first six months of 2008, which is a decrease of $0.4 million from the first six months of 2007.  The decrease is primarily due to a decrease in power supply additive expense.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $11.7 million in the first six months of 2008, an increase of $0.4 million compared to the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $1.0 million and $0.1 million, respectively, in the first six months of 2008.  These increases were offset by a reduction of $0.6 million for excise taxes.

Insurance and casualty losses were $8.0 million for the first six months of 2008, which is an increase of $0.6 million from the first six months of 2007.  Casualty losses in the first six months of 2008 remained consistent with the first six months of 2007. Insurance costs increased by $0.6 million which is primarily due to the inclusion of the operations of Lodi Gas and the Energy Services segment.

Construction management costs were $4.8 million in the first six months of 2008, which was consistent with construction management costs for the same period in 2007.

Supplies expense was $5.1 million for the first six months of 2008, which is a decrease of $0.7 million from the first six months of 2007.  The decrease is primarily due to a decrease in terminal additives purchases at Buckeye’s terminals.

Rental expense was $8.9 million in the first six months of 2008, which is an increase of $2.9 million from the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $2.6 million and $0.3 million of rental expense in the first six months of 2008, respectively.

All other costs were $21.3 million in the first six months of 2008, an increase of $6.1 million compared to $15.2 million in the same period in the first six months of 2007.  The operations of Lodi Gas and the Energy Services segment added $1.1 million and $2.6 million of other costs, respectively, in the first six months of 2008.  Professional fees increased by $1.0 million.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the six months ended June 30, 2008 and 2007 was as follows:

	Other Income (Expenses)
	Six Months Ended June 30,
	2008	2007
	(In thousands)
Investment and equity income	$4,213	$4,636
Interest and debt expense	(35,955)	(26,260)
Minority interests and other	(2,794)	(2,627)
Total	$(34,536)	$(24,251)

Investment and equity income was $4.2 million for the first six months of 2008, which is a decrease of $0.4 million from the first six months of 2007.  The decrease is primarily due to decreases in equity income earned from Buckeye’s approximate 20% interest in West Texas LPG Pipeline Limited Partnership.

Interest and debt expense was $36.0 million for the first six months of 2008, which is an increase of $9.7 million from the first six months of 2007.  Approximately $8.6 million of the increase was attributable to expenses associated with Buckeye’s $300.0 million in aggregate principal amount of notes due January 15, 2018, which were issued in January 2008.  The remainder of the increase is due to interest expense related to the activities within the Energy Services segment.

Minority interests and other expense was $2.8 million for the first six months of 2008, which is consistent with the first six months of 2007.

Liquidity and Capital Resources

        Buckeye’s financial condition at June 30, 2008 and December 31, 2007 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	June 30, 2008	December 31, 2007

Current ratio (1)	1.4 to 1	2.2 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.6 to 1	1.5 to 1
Working capital- (in thousands) (2)	$103,007	$107,844
Ratio of total debt to total capital (3)	0.54 to 1	0.44 to 1
Book Value (per unit) (4)	$24.51	$23.72

(1)	current assets divided by current liabilities
(2)	current assets minus current liabilities
(3)	current plus long-term debt divided by current plus long-term debt plus total partners’ capital
(4)	total partners’ capital divided by total units outstanding at the end of the period.

Typically, Buckeye’s principal sources of liquidity are cash from operations, borrowings under its revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of Buckeye’s limited partnership units (“LP Units”).  In January 2008, Buckeye also issued $300.0 million of aggregate principal amount of 6.05% Notes due 2018 (the “6.05% Notes”) as more fully described in Note 6 to the condensed consolidated financial statements.  Buckeye’s principal uses of cash are capital expenditures, distributions to unitholders and acquisitions as described in “Cash Flows from Investing Activities” below.

At June 30, 2008, Buckeye had an aggregate amount of $1,379.7 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of the 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of Buckeye’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of Buckeye’s 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes, $157.0 million outstanding under Buckeye’s unsecured revolving credit agreement (the “Credit Facility”) and $72.7 million outstanding under the Buckeye Energy Services credit agreement (as discussed below). See note 6 to Buckeye’s condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,346.0 million at June 30, 2008 and $828.7 million at December 31, 2007.  The values at June 30, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under the Credit Facility, which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At June 30, 2008, Buckeye’s Funded Debt Ratio was 4.28 to 1.0.

In addition, the Credit Facility contains other covenants including, but not limited to covenants, limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets.  At June 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

See Note 6 to Buckeye’s condensed consolidated financial statements for more information about the terms of the Credit Facility.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and, its wholly owned subsidiary, Buckeye Energy Services LLC (the “Borrowers”) entered into a Credit Agreement (the “BES Credit Agreement”) with BNP Paribas, as Administrative Agent, Collateral Agent, and Lead Arranger and other lenders, which was subsequently amended on July 18, 2008.   The facility provided by the BES Credit Agreement provides for borrowings of up to $160.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

The BES Credit Agreement requires the Borrowers to comply with a Minimum Consolidated Tangible Net Worth, Minimum Consolidated Net Working Capital and a Maximum Consolidated Leverage Ratio covenants, each as defined in the BES Credit Agreement.  At June 30, 2008, the Borrowers’ Consolidated Tangible Net Worth and Consolidated Net Working Capital were $85.9 million and $51.1 million, respectively, and their Consolidated Leverage Ratio was 1.53 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting ability to incur additional indebtedness, to create or incur certain liens on property, to consolidate, merge or transfer assets, to make dividends or distributions, to dispose of property, to make investments, to modify their risk management policy, or to engage in business activities materially different from those presently conducted.  At June 30, 2008, the Borrowers were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

See Note 6 to Buckeye’s condensed consolidated financial statements for more information about the terms of the BES Credit Agreement.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2008 and 2007 are as follows:

	Cash Flow from Operations
	For the Six Months Ended June 30
	2008	2007
	(In thousands)
Income from continuing operations	$82,264	$72,279
Depreciation and amortization	25,958	21,905
Minority interests	2,831	2,576
Changes in current assets and current liabilities	(1,522)	9,714
Changes in other assets and liabilities	1,343	151
Cash flows from discontinued operations	572	—
Other	(273)	(208)
Total	$111,173	$106,417

Cash flows from operations were $111.2 million for the first six months of 2008 compared to $106.4 million for the first six months of 2007, an increase of $4.8 million. The primary causes of this increase are the improvement in

Buckeye’s income from continuing operations for the period of approximately $10.0 million. Buckeye’s increase in income from continuing operations in 2008 is primarily due to its recent acquisitions of Lodi Gas and Farm & Home.  The increases were offset by cash used for working capital of $1.5 million.  The cash provided by discontinued operations in 2008 is due to Farm & Home’s retail operations prior to their sale.

In the first six months of 2008, cash used for working capital resulted primarily from increases in inventories of $19.5 million and prepaid and other current assets of $30.4 million.  These cash uses were offset by an increase in accounts payable of $8.6 million and accrued and other current liabilities of $25.9 million and a reduction of trade receivables of $14.1 million.

Inventories increased primarily due to the acquisition of Farm & Home in February 2008.  The increase in prepaid and other current assets is primarily due to an increase in the receivable related to activities on the ammonia pipeline.   The increase in accounts payable is due to activity from the operations of Lodi Gas and Farm & Home.    The increase in accrued and other current liabilities is primarily due to an increase in accrued taxes, interest expense, environmental liabilities, and expense related to activities on the ammonia pipeline.  The reduction of trade receivables is due to the timing of invoices as compared to year end.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 are as follows:

	Investing Activities
	For the Six Months Ended June 30,
	2008	2007
	(In thousands)
Capital expenditures	$(32,501)	$(36,966)
Acquisitions and equity investments	(610,616)	(39,320)
Net expenditures for disposal of property, plant and equipment	(103)	(167)
Proceeds from the sale of discontinued operations	52,584	—
Total	$(590,636)	$(76,453)

In the first six months of 2008, Buckeye expended $438.8 million for Lodi Gas, $143.1 million for Farm & Home, and an aggregate of $28.7 million for the acquisitions of three terminals in Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the 50% member interest in Wespac Pipe Lines - San Diego LLC that Buckeye did not already own.  See Note 3 to Buckeye’s condensed consolidated financial statements for a further discussion.

In the first six months of 2007, Buckeye expended $38.4 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Six Months Ended June 30,
	2008	2007
	(In thousands)
Sustaining capital expenditures	$(8,067)	$(15,794)
Expansion and cost reduction	(24,434)	(21,172)
Total	$(32,501)	$(36,966)

Buckeye incurred $8.1 million and $15.8 million of sustaining capital expenditures and $24.4 million and $21.2 million of expansion and cost reduction expenditures in the first six months of 2008 and the first six months of 2007, respectively. Expansion and cost reduction projects in 2008 include ethanol and butane blending projects, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and the expansion of Buckeye’s natural gas storage facilities known as Kirby Hills Phase II.  Expansion and cost reduction projects in 2007 include a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements to the pipeline and terminal at the Memphis International Airport.

Given the slower pace of spending this year to date, Buckeye expects to spend approximately $120 million to $125 million in capital expenditures in 2008, of which approximately $31 million to $36 million is expected to relate to sustaining capital expenditures and $89 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Kirby Hills Phase II is Buckeye’s most significant expansion project with anticipated 2008 expenditures in the range of $45 million to $50 million and total anticipated project expenditures in the range of $55 million to $60 million.

Cash Flows from Financing Activities

On March 26, 2008, Buckeye issued 2.6 million LP Units in an underwritten public offering at $42.86 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.79 per LP Unit and offering expenses, were approximately $113.1 million and were used to reduce amounts outstanding under the Credit Facility.

On January 11, 2008, Buckeye sold $300.0 million in aggregate principal amount of 6.05% Notes in an underwritten public offering.  Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled two interest rate swaps associated with the 6.05% Notes, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of the 6.05% Notes.

During the first six months of 2008 and 2007, Buckeye borrowed $313.0 million and $85.0 million under its Credit Facility, respectively, and repaid $156.0 million and $115.0 million, respectively.  Net payments under the BES Credit Agreement and BES’ previous credit agreement were $27.3 million.

Distributions to unitholders were $98.5 million in the first six months of 2008 compared to $78.6 million in the first six months of 2007.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 6.2 million LP Units in 2007 and 2.6 million LP Units in 2008.

Other Matters

Accounting Pronouncements

See Note 16 to Buckeye’s condensed consolidated financial statements for a description of certain recent accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products and natural gas in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services or alternative fuel sources; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs, unanticipated capital expenditures and operating expenses to repair or replace our assets; (7) availability and cost of insurance on our assets and operations; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry; (18) credit risks associated with our customers; (19) conflicts of interest between us, our general partner, the owner of our general partner and its affiliates; (20) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (21) the impact of government legislation and regulation on us.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements.  When considering forward-looking statements, you should keep in mind the risk factors discussed in Part II Item 1A of this 10-Q and the risk factors and other cautionary statements in Buckeye’s Annual Report on Form 10-K for 2007, including those described in the “Risk Factors” section of that report.  Further, we undertake no obligation to update publicly any forward-looking statement to reflect events or circumstances occurring after the date of this 10-Q.

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

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its petroleum product inventories and its fixed price sales contracts. The derivative contracts used to hedge petroleum product inventories are classified as fair value hedges.  Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset.  Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed price sales contracts. Therefore, its fixed price sales contracts and the related futures contracts used to offset those sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of June 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

2008
(In thousands)
Asset:
Futures contracts	$9,943

Total	$9,943

Liabilities:
Fixed price sales contracts	$(10,568)
Inventory hedges	(1,287)

Total	$(11,855)

Substantially all of the liability noted above for unrealized losses of $1.3 million related to inventory hedges will be realized in the third quarter of 2008 as the related inventory is sold.  Gains recorded in the second quarter on inventory hedges that were ineffective were approximately $0.2 million.  As of June 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at June 30, 2008, the estimated fair value of the portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming no change in underlying commodity prices (as is)	* Asset	$8,656
Fair value assuming 10% increase in underlying commodity prices	Asset	$8,173
Fair value assuming 10% decrease in underlying commodity prices	Asset	$9,167
Fair value assuming no change in underlying commodity prices (as is)	(Liability)	$(10,568)
Fair value assuming 10% increase in underlying commodity prices	(Liability)	$(20,489)
Fair value assuming 10% decrease in underlying commodity prices	(Liability)	$(688)

* represents the net position on futures contracts and inventory hedges - $9,943 less $1,287 or $8,656.

The value of the open futures contract positions noted above were based upon quoted market prices obtained from the New York Mercantile Exchange.  The value of the fixed price sales contract liability was based on observable market data related to the obligation to provide petroleum products

Interest Rate Risk

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not have material foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes and the 6.05% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the BES Credit Agreement).  Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility and the BES Credit Agreement will rise or fall depending on changes in interest rates.

Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction authorized by the Board of Directors of Buckeye GP.

At June 30, 2008, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  The fair value of these obligations at June 30, 2008 was approximately $1,116.3 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $74.2 million. Buckeye’s variable debt obligation was $157.0 million under the Credit Facility and $72.7 million under the BES Credit Agreement at June 30, 2008.  Based on the balances outstanding at June 30, 2008, a 1% increase in interest rates would increase annual interest expense by $2.3 million.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Buckeye has

recorded the amount in other comprehensive income and will amortize the amount into interest expense over the term of the loan.  Interest expense increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as a result of the amortization of the termination payment.

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

Item 1A. Risk Factors

The “Tax Risks to Unitholders” below replace the “Tax Risks to Unitholders” subsection that appeared in the risk factors included in Buckeye’s Annual Report on Form 10-K for the year ended December 31, 2007.  Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in Buckeye’s Annual Report on Form 10-K for the year ended December 31, 2007.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax economic benefit of an investment in Buckeye’s limited partner units (“LP Units”) depends largely on our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the IRS on this.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates.  Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you.  Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced.  Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our holders of LP Units (“Unitholders”), likely causing a substantial reduction in the value of our LP Units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation.  At the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships.  Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted.   Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively.  Any such changes could negatively impact the value of an investment in our LP Units.  At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.  For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year.  Imposition of such a tax on us by any other state will reduce the cash available for distribution to you.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions we take, the market for our LP Units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or certain other matters affecting us.  The IRS may adopt positions that differ from the positions we take.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our LP Units and the price at which they trade.  In addition, our costs of any contest with the IRS will be borne indirectly by our Unitholders and our general partner because the costs will reduce our cash available for distribution.

You will be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our Unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us.  You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our LP Units could be more or less than expected.

If you sell your LP Units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those LP Units.  Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your LP Units, the amount, if any, of such prior excess distributions with respect to the LP Units you sell will, in effect, become taxable income to you if you sell such LP Units at a price greater than your tax basis in those LP Units, even if the price you receive is less than your original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion and depreciation recapture.  In addition, because the amount realized includes a Unitholder’s share of our nonrecourse liabilities, if you sell your LP Units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our LP Units that may result in adverse tax consequences to them.

Investment in our LP Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them.  For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income.  If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our LP Units.

We treat each purchaser of LP Units as having the same tax benefits without regard to the actual LP Units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the LP Units.

Because we cannot match transferors and transferees of LP Units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing U.S. Treasury Regulations.  A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you.  It also could affect the timing of these tax benefits or the amount of gain from your sale of LP Units and could have a negative impact on the value of our LP Units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our LP Units each month based upon the ownership of our LP Units on the first day of each month, instead of on the basis of the date a particular LP Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our LP Units each month based upon the ownership of our LP Units on the first day of each month, instead of on the basis of the date a particular LP Unit is transferred. The use of this proration method may not be permitted under existing U.S. Treasury regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

A Unitholder whose LP Units are loaned to a “short seller” to cover a short sale of LP Units may be considered as having disposed of those LP Units. If so, he would no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan and may recognize gain or loss from the disposition.

Because a Unitholder whose LP Units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan to the short seller and the Unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the Unitholder and any cash distributions received by the Unitholder as to those LP Units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their LP Units.

We will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the Unitholders.  The IRS may challenge this treatment, which could adversely affect the value of the LP Units.

When we issue additional LP Units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our Unitholders and our general partner, Buckeye GP LLC.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain Unitholders and Buckeye GP LLC, which may be unfavorable to such Unitholders.  Moreover, under our valuation methods, subsequent purchasers of LP Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our Unitholders.  A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our Unitholders. It also could affect the amount of gain from our Unitholders’ sale of LP Units and could have a negative impact on the value of the LP Units or result in audit adjustments to our Unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  Our termination would, among other things, result in the closing of our taxable year for all Unitholders, which would result in us filing two tax returns (and our Unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income.  In the case of a Unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes.  If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of investing in our LP Units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We own property and conduct business in a number of states in the United States.  Most of these states impose an income tax on individuals, corporations, and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax.  It is your responsibility to file all United States federal, foreign, state, and local tax returns.

Item 6. Exhibits

(a)  Exhibits

3.1 Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of April 14, 2008, effective as of January 1, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 15, 2008).

10.1     Eighth Amendment, dated April 15, 2008, by and among Farm & Home Oil Company LLC, Univest National Bank and Trust Co., Wachovia Bank, National Association, Fulton Bank and Citizens Bank of Pennsylvania to the Amended and Restated Loan and Security Agreement, dated as of December 16, 2004, among Farm & Home Oil Company, Univest National Bank and Trust Co., Wachovia Bank, National Association, and the Lenders named therein, as amended by the First Amendment, dated January 10, 2005, the Second Amendment, dated July 13, 2005, the Third Amendment, dated August 19, 2005, the Fourth Amendment, dated December 7, 2005, the Fifth Amendment, dated December 22, 2006, the Sixth Amendment, dated November 20, 2007 and the Seventh Amendment, dated February 8, 2008.

10.2     Credit Agreement, dated as of May 20, 2008, by and among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008).

31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

BUCKEYE PARTNERS, L.P.
(Registrant)

By:	Buckeye GP LLC
as General Partner

Date: August 4, 2008	By:	/s/	VANCE E. POWERS

Vance E. Powers
Acting Chief Financial Officer
(Principal Accounting and
Financial Officer)