Form 10-Q
period 2008-09-30
BUCKEYE PARTNERS L P
filed 2008-11-04
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2008
Limited Partnership Units	48,372,346 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Buckeye Partners, L.P.

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Product sales	$345,729	$1,319	$933,211	$7,269
Transportation and other	150,441	124,334	435,783	368,279
Total revenue	496,170	125,653	1,368,994	375,548

Costs and expenses:
Cost of product sales	334,959	1,278	913,163	7,154
Operating expenses	72,684	59,550	207,124	174,821
Depreciation and amortization	15,457	11,520	41,415	33,425
General and administrative	8,619	5,774	26,042	16,087
Total costs and expenses	431,719	78,122	1,187,744	231,487

Operating income	64,451	47,531	181,250	144,061

Other income (expense):
Investment and equity income	2,616	2,560	6,829	7,196
Interest and debt expense	(19,053)	(12,391)	(55,008)	(38,651)
Minority interests and other	(1,236)	(1,320)	(4,030)	(3,947)
Total other (expense)	(17,673)	(11,151)	(52,209)	(35,402)

Income from continuing operations	46,778	36,380	129,041	108,659

(Loss) income from discontinued operations	(176)	—	1,230	—

Net income	$46,602	$36,380	$130,271	$108,659

Allocation of net income:
Net income allocated to general partner:
Income from continuing operations	$8,651	$6,116	$22,822	$18,734
(Loss) income from discontinued operations	$(53)	$—	$370	$—

Net income allocated to limited partners:
Income from continuing operations	$38,127	$30,264	$106,219	$89,925
(Loss) income from discontinued operations	$(123)	$—	$860	$—

Earnings per limited partner unit-basic:
Income from continuing operations	$0.79	$0.71	$2.23	$2.18
Income from discontinued operations	—	—	0.02	—
Earnings per limited partner unit-basic	$0.79	$0.71	$2.25	$2.18

Earnings per limited partner unit-diluted:
Income from continuing operations	$0.79	$0.71	$2.23	$2.18
Income from discontinued operations	—	—	0.02	—
Earnings per limited partner unit-diluted	$0.79	$0.71	$2.25	$2.18

Weighted average number of limited partner units outstanding:
Basic	48,372	42,676	47,538	41,286
Diluted	48,378	42,719	47,558	41,333

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$98,570	$93,198
Trade receivables	109,382	47,598
Construction and pipeline relocation receivables	17,108	12,571
Inventories	118,447	15,149
Prepaid and other current assets	75,495	31,822
Total current assets	419,002	200,338

Property, plant and equipment, net	2,216,987	1,796,196
Goodwill	182,806	11,355
Customer intangible assets, net	44,998	9,044
Other non-current assets	120,622	116,719
Total assets	$2,984,415	$2,133,652

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$101,000	$—
Accounts payable	49,613	19,822
Accrued and other current liabilities	146,068	72,672
Total current liabilities	296,681	92,494

Long-term debt	1,399,394	849,177
Other non-current liabilities	87,593	80,341
Minority interests	20,511	21,468
Total liabilities	1,804,179	1,043,480

Commitments and contingent liabilities	—	—

Partners’ (deficit) capital:
General Partner	(7,081)	(1,005)
Limited Partners	1,200,111	1,100,346
Accumulated other comprehensive loss	(12,794)	(9,169)
Total partners’ capital	1,180,236	1,090,172
Total liabilities and partners’ capital	$2,984,415	$2,133,652

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Income from continuing operations	$129,041	$108,659
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	41,415	33,425
Minority interest	4,087	3,897
Earnings from equity investments	(5,802)	(6,266)
Distributions from equity investments	4,120	5,717
Amortization of deferred financing fees and option grants	1,230	341
Change in assets and liabilities, net of amounts related to acquistions:
Trade receivables	5,556	5,228
Construction and pipeline relocation receivables	(4,537)	1,831
Inventories	(8,288)	408
Prepaid and other current assets	(37,052)	3,263
Accounts payable	(1,305)	(11,698)
Accrued and other current liabilities	50,265	(389)
Other non-current assets	(482)	(304)
Other non-current liabilities	3,742	(3,656)
Total adjustments from operating activities	52,949	31,797

Net cash provided by continuing operations	181,990	140,456
Net cash provided by discontinued operations	397	—
Net cash provided by continuing and discontinued operations	182,387	140,456

Cash flows from investing activities:
Capital expenditures	(67,890)	(51,712)
Acquisitions and equity investments, net of cash acquired	(660,252)	(40,447)
Net expenditures for disposal of property, plant and equipment	(513)	(352)
Proceeds from the sale of discontinued operations	52,584	—
Net cash used in investing activities	(676,071)	(92,511)

Cash flows from financing activities:
Debt issuance costs	(1,886)	(178)
Net proceeds from issuance of limited partnership units	113,111	201,895
Proceeds from exercise of unit options	316	2,124
Distributions to minority interests	(3,506)	(2,864)
Issuance of long-term debt and borrowings under credit facilities	800,050	135,000
Payment of debt, net	(249,000)	(250,000)
Settlement payment of hedge	(9,638)	—
Distributions to unitholders	(150,391)	(119,806)
Net cash provided by (used in) financing activities	499,056	(33,829)

Net increase in cash and cash equivalents	5,372	14,116

Cash and cash equivalents —Beginning of year	93,198	18,946
Cash and cash equivalents—End of period	$98,570	$33,062

Non- cash investing and financing activities:
Capital additions accrued in property, plant and equipment	$4,319	$—
Hedge accounting	504	(2,261)
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$53,362	$42,167
Capitalized interest	1,087	1,159
Cash paid for income tax	859	888

See Notes to condensed consolidated financial statements.

Buckeye Partners, L.P.

Condensed Consolidated Statement of Partners’ Capital

(In thousands)

(Unaudited)

			Accumulated
			Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total
Partners’ (deficit) capital-January 1, 2008	$(1,005)	$1,100,346	$(9,169)	$1,090,172
Net income	23,192	107,079		130,271
Termination of Buckeye’s interest rate swaps			(2,451)
Amortization of Buckeye’s interest rate swaps			680
Amortization of RIGP and Retiree
Medical Plan Costs			(1,854)
Other comprehensive income			(3,625)	(3,625)
Total comprehensive income				126,646
Distributions	(29,268)	(121,123)		(150,391)
Net proceeds from the issuance of limited partner units		113,111		113,111
Amortization of limited partnership unit options		382		382
Exercise of limited partnership unit options		316		316
Partners’ (deficit) capital-September 30, 2008	$(7,081)	$1,200,111	$(12,794)	$1,180,236

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

Buckeye, through its subsidiaries, owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline serving 17 states, and operates an approximate 2,200 miles of pipeline under agreements with major oil and chemical companies. Buckeye also owns 64 active products terminals with aggregate storage capacity of approximately 24.7 million barrels in 13 states.

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

On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC (“Farm & Home”), a seller of refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania.  When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 for a further discussion).  On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC (“BES”), with BES continuing as the surviving entity.  This merger did not impact the operations of Buckeye.

With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments: Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 17 for a more detailed discussion of Buckeye’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”).  At September 30, 2008, Services Company owned approximately 4.4% of the publicly traded limited partnership units of Buckeye (the “LP Units”).  Services Company employs approximately 1,000 people who provide services to the operating subsidiaries through which Buckeye conducts its operations.  Approximately 15 employees are employed directly by Lodi Gas and approximately 20 employees are employed by Buckeye Albany Terminal LLC (see Note 3 for a further discussion).  Pursuant to a services agreement entered into in December, 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services provided to the operating subsidiaries by Services Company.  Pursuant to the Services Agreement and an Executive Employment Agreement, executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers are not reimbursed by Buckeye or its operating subsidiaries but are reimbursed to Services Company by BGH.  Buckeye and its operating subsidiaries have agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers after January 1, 2009 in return for an annual fixed payment from BGH.

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

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2007 is derived from audited financial statements, include all adjustments necessary to present fairly Buckeye’s financial position as of September 30, 2008 along with the results of Buckeye’s operations for the three and nine months ended September 30, 2008 and 2007 and Buckeye’s cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2008.

Due to the acquisition of Farm & Home in 2008 and its related product sales and cost of product sales, certain amounts from 2007 for product sales and cost of product sales have been reclassified in the condensed consolidated statements of income to conform to the current-year presentation.  In addition, at September 30, 2008, Buckeye reclassified $36.4 million to customer relationships, which had previously been classified as goodwill in connection with the acquisition of Farm & Home.  This reclassification resulted from the adjustment of the preliminary purchase price allocation of Farm & Home as described in Note 3.  In order to conform to the current presentation, Buckeye also reclassified $8.6 million and $9.0 million to customer relationships at September 30, 2008 and December 31, 2007, respectively.  The $8.6 million and $9.0 million had previously been included in other noncurrent assets.  See Note 6 for additional discussion.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $1.9 million and $2.2 million for the three months ended September 30, 2008 and 2007, respectively, and $6.5 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively, related to environmental contingencies unrelated to claims and proceedings.

Ammonia Contract Contingencies

On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), a subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”).  As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia.  EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012.  To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts.  For each monthly period since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds.  The amount of the shortfall generally increases as the market price of ammonia increases.

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses.  Accordingly, Buckeye has recorded no provision for losses in the accompanying condensed consolidated financial statements because, using the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 5 –“Accounting for Contingencies,” it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses.  Buckeye is currently assessing potential recourse against EPME and El Paso with respect to this matter.

3.  BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Lodi Gas

On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. The cost of Lodi Gas was approximately $442.3 million in cash and consisted of the following (in thousands):

Contractual purchase price	$440,000
Working capital adjustments and fees	2,306

Total purchase price	$442,306

Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II.  Buckeye acquired Lodi Gas because Buckeye’s management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye’s operations into a new geographic area and a new commodity type (natural gas), and will provide Buckeye a platform for growth in the natural gas storage industry.

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

January 18,
2008
Current assets	$7,486
Property, plant and equipment	275,649
Goodwill	170,425
Current liabilities	(9,604)
Other liabilities	(1,650)

Allocated purchase price	$442,306

Buckeye is in the process of finalizing the purchase price allocation based on the valuations of land lease agreements, potential asset retirement obligations, and goodwill. Changes from the preliminary purchase price allocation could be material.  As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

Farm & Home

On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for approximately $146.1 million.  On April 15, 2008, Buckeye completed the sale of the retail operations of Farm & Home to a wholly owned subsidiary of Inergy, L.P. for approximately $52.6 million. The retail assets sold consisted primarily of property, plant, and equipment as well as inventory and receivables.  Buckeye recorded no gain or loss on the sale of Farm & Home’s retail operations.  The retail operations of Farm & Home were not an integral part of Buckeye’s core operations and strategy, and the related retail assets and liabilities were determined to be discontinued operations on the date of Buckeye’s acquisition of Farm & Home because Buckeye decided to dispose of them as of that date.  Revenues from discontinued operations for the period February 8, 2008 to April 15, 2008 were approximately $19.0 million.

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

February 8,
2008
Cash	$2,816
Trade receivables	67,340
Inventory	93,332
Prepaid and other current assets	6,166
Property, plant and equipment	33,880
Goodwill	1,026
Customer relationships	38,300
Other non-current assets	1,844
Assets held for sale, net of liability of $0.7 million	51,645
Debt	(100,000)
Accounts payable	(31,097)
Accrued expenses	(19,127)

Allocated purchase price	$146,125

Buckeye is in the process of finalizing the purchase price allocation and may adjust the preliminary amounts shown above for customer contracts and property, plant and equipment.  Changes from the preliminary purchase price allocation could be material.  As discussed above, the operations of Farm & Home that were retained by Buckeye are reported in a new operating segment called Energy Services.  On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, BES.

Proforma Unaudited Financial Results

The following unaudited summarized pro forma consolidated income statement information for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007 assumes that the acquisitions of Lodi Gas and Farm & Home had occurred as of the beginning of the periods presented.  The pro forma presentation below assumes that equity offerings by Buckeye that were used in part to fund the acquisition of Lodi Gas occurred effective January 1, 2007.  In the 2008 pro forma presentation, approximately $2.6 million of disposition-related expenses incurred by Lodi Gas in the period from January 1, 2008 to January 17, 2008 (prior to Buckeye’s ownership) have been excluded because these expenses were a nonrecurring item.  For Farm & Home, the results of the retail operations have been excluded from both periods presented. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would have occurred if Buckeye had completed these acquisitions as of the beginning of the periods presented or the results that will be attained in the future (in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2008	2007
Revenues:
As reported	$125,653	$1,368,994	$375,548
Pro forma adjustments	239,768	174,724	814,171

Pro forma revenue	$365,421	$1,543,718	$1,189,719

Income from continuing operations:
As reported	$36,380	$129,041	$108,659
Pro forma adjustments	5,164	1,092	14,528

Pro forma income from continuing operations	$41,544	$130,133	$123,187

Allocation of pro forma income from continuing operations:
Allocated to general partner	$6,984	$23,015	$21,239
Allocated to limited partners	$34,560	$107,118	$101,948

Pro forma earnings from continuing operations per limited partner unit:
Basic	$0.76	$2.21	$2.23
Diluted	$0.76	$2.21	$2.23

Pro forma weighted average number of limited partner units outstanding:
Basic	45,509	48,405	45,622
Diluted	45,552	48,425	45,669

Other Acquisitions

On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a 50% ownership interest in a refined petroleum products terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million.  Buckeye determined that the acquisition of the Niles, Michigan terminal and the 50% interest in the Ferrysburg, Michigan terminal should be accounted for as acquisitions of assets rather than an acquisition of a business as defined in SFAS No. 141. The operations of the Niles, Michigan and Ferrysburg, Michigan terminals are reported in the Terminalling and Storage segment. Accordingly, Buckeye has allocated, on a preliminary basis, the purchase price of the acquisition to the various tangible assets acquired, principally property, plant and equipment.

Effective May 1, 2008, Buckeye purchased the remaining 50% member interest in WesPac Pipe Lines - San Diego LLC from Kealine LLC not already owned by Buckeye for $9.3 million. The operations of WesPac Pipe Lines – San Diego LLC are reported in the Pipeline Operations segment. The purchase price was allocated principally to property, plant and equipment.

On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million.  Buckeye determined that the acquisition of the Wethersfield, Connecticut terminal should be accounted for as an acquisition of assets rather than an acquisition of a business as defined in SFAS No. 141. The operations of this terminal are reported in the Terminalling and Storage segment.  The purchase price was allocated principally to property, plant and equipment.

On August 28, 2008, Buckeye invested another $2.8 million in West Texas LPG Pipeline Limited Partnership.

On August 28, 2008, Buckeye completed the purchase of an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC (the ‘‘Albany Terminal”).  The purchase price for the terminal was $46.5 million, with an additional $1.5 million payable if the terminal operations meet certain performance goals over the next three years.  The Albany Terminal has an active storage capacity of 1.8 million barrels. Buckeye acquired the Albany Terminal because Buckeye believes that the Albany Terminal’s operations represent an attractive opportunity to increase Buckeye’s participation in the ethanol services market in the northeast United States.  Buckeye has determined that the acquisition of the Albany Terminal represented a business combination under the provisions of SFAS No. 141 and that the results of operations of the Albany Terminal are immaterial with respect to a pro forma presentation.  The Albany Terminal operations are reported in the Terminalling and Storage segment.  Buckeye is in the process of allocating the purchase price of the acquisition to the various tangible and intangible assets acquired which are expected to be principally property, plant and equipment and customer contracts. Changes to the preliminary purchase price allocation could be material.

4.  PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$976	$6,812
Insurance receivables	6,844	7,707
Ammonia receivable	7,285	7,505
Margin deposits	11,579	—
Derivative assets	32,672	—
Other	16,139	9,798
Total	$75,495	$31,822

5.  INVENTORIES

The major components of inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Refined petroleum products	$103,864	$333
Materials and supplies	14,583	14,816
Total	$118,447	$15,149

Approximately 90% of the refined petroleum product inventories are hedged (see Note 9) and are valued at market with the change in value of those inventories reflected in the statements of income.  Materials and supplies consists of pipes, valves, pumps, electronic components, drag reducing agent and other miscellaneous items that are carried at the lower of cost or market based on the first-in, first-out method.

6.  CUSTOMER INTANGIBLE ASSETS

Customer intangible assets include customer relationships and contracts.  These intangible assets have definite lives and are being amortized on a straight-line basis over their estimated useful lives ranging from 12 to 25 years.  The increase in the carrying amount of customer relationships in 2008 resulted from the acquisition of Farm & Home (see Note 3 for a further discussion).  Customer intangibles, net consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Customer relationships	$38,300	$—
Accumulated amortization	(1,920)	—
Net carrying amount	36,380	—

Customer contracts	11,800	11,800
Accumulated amortization	(3,182)	(2,756)
Net carrying amount	8,618	9,044
Total customer intangibles, net	$44,998	$9,044

7.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Taxes - other than income	$14,482	$7,941
Accrued charges due Buckeye GP	1,545	2,807
Accrued charges due Services Company	5,324	5,963
Accrued employee benefit liability	2,183	2,183
Environmental liabilities	9,059	8,023
Interest	16,865	16,476
Retainage	1,229	1,572
Payable for ammonia purchase	25,448	6,988
Derivative liability	20,707	7,187
Unearned revenue	12,349	1,439
Accrued capital expenditures	7,264	2,945
Customer deposits	10,000	—
Other	19,613	9,148
Total	$146,068	$72,672

8.  DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
4.625% Notes due July 15, 2013*	$300,000	$300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	—
Borrowings under Revolving Credit Facility	252,000	—
Less: Unamortized discount	(3,723)	(2,117)
Adjustment to fair value associated with hedge of fair value	1,117	1,294
	$1,399,394	$849,177

* Buckeye makes semi-annual interest payments on these notes with the principal balances outstanding to be paid on or before the due dates as shown above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,277.0 million at September 30, 2008 and $828.7 million at December 31, 2007.  The values at September 30, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 (the “6.05% Notes”) in an underwritten public offering. Proceeds from this offering, after underwriters’ fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition.  In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 9 below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten year term of the 6.05% Notes.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.  The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At September 30, 2008, Buckeye had $252.0 million in borrowings outstanding under the Credit Facility.  At December 31, 2007, Buckeye did not have any amounts outstanding under the Credit Facility.  At September 30, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt.  At September 30, 2008, Buckeye’s Funded Debt Ratio was 4.51 to 1.00.  As permitted by the Credit Facility, the entire outstanding balance of BES’s line of credit at September 30, 2008, or $101.0 million, was excluded from the calculation of consolidated debt and the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At September 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

On January 28, 2008, Buckeye entered into an amendment to the Credit Facility that permits BES to incur up to $250.0 million of secured indebtedness related to working capital financing.  The Credit Facility, as amended, also permits BES to (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels.  Finally, the amendment states that the lesser of the amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts receivable held by BES at the balance sheet date may be excluded when calculating Buckeye’s Funded Debt Ratio as discussed above.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc. (“Lehman Brothers”), has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has recently not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs.  See Note 14 for a further discussion.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and BES entered into a Credit Agreement, which was subsequently amended on July 18, 2008 (the “BES Credit Agreement”).  The BES Credit Agreement, is with BNP Paribas, as Administrative Agent, Collateral Agent, and Lead Arranger and the lenders named therein.  On July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement.  The BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.  Under the BES Credit Agreement, borrowings accrue interest at BES’s election at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as defined in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of BES, including their inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The BES Credit Agreement replaced the credit agreement that Buckeye had assumed upon the acquisition of Farm & Home.

The balance outstanding under the BES Credit Agreement was approximately $101.0 million at September 30, 2008, all of which was classified as a current liability.  The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below:

	Minimum	Minimum	Maximum
Maximum	Consolidated Tangible	Consolidated Net	Consolidated
Sub-Limit	Net Worth	Working Capital	Leverage Ratio
$150,000,000	$40,000,000	$30,000,000	7.0 to 1.0
Above $150,000,000 up to $200,000,000	50,000,000	40,000,000	7.0 to 1.0
Above $200,000,000 up to $250,000,000	60,000,000	50,000,000	7.0 to 1.0

At September 30, 2008, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $113.7 million and $73.1 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.43 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At September 30, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

9.  DERIVATIVES

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges.  Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset.  Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of September 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

September 30,
2008
(In thousands)
Assets:
Fixed-price sales contracts	$21,472
Futures contracts for inventory	11,200
32,672

Liability:
Futures contracts for fixed-price sales contracts	(20,707)

Total	$11,965

Substantially all of the asset noted above for unrealized gains of $11.2 million related to inventory hedges will be realized in the fourth quarter of 2008 as the related inventory is sold.  Losses recorded on inventory hedges that were ineffective were approximately $0.8 million.  As of September 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Finance Derivatives

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes.  Interest expense increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, as a result of the amortization of the termination payment.

In October 2008, subsequent to the date of the accompanying condensed consolidated financial statements, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement with a bank for a notional amount of $50 million.  Under the swap agreement, Buckeye will pay a fixed interest rate of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period.  The amounts received by Buckeye will correspond to the 30 day LIBOR rates Buckeye expects to pay on the $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period.  Buckeye has designated the swap agreement as a cash flow hedge at the inception of the agreement and elected to use the short-cut method provided for under SFAS No. 133.

10.  FAIR VALUE MEASUREMENTS

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

The following table sets forth the fair value measurement of Buckeye’s assets and liabilities that are subject to SFAS No. 157 as of September 30, 2008:

	Fair Value Measurements Using
		Significant	Significant
	Quoted Prices	Other Observable	Unobservable
	in Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Fixed-price sales contracts	$—	$21,472	$—
Futures contracts for inventory	11,200	—
Asset held in trust	3,628	—	—

Liabilities:
Futures contracts for fixed-price sales contracts	(20,707)	—	—
Total	$(5,879)	$21,472	$—

The value of the Level 1 futures contracts for inventory and fixed-price sales contracts noted above were based on quoted market prices obtained from the New York Mercantile Exchange.  The value of the Level 1 asset held in trust was obtained from quoted prices from brokers.  The value of the Level 2 fixed-price sales contracts was based on observable market data related to the obligation to provide petroleum products.

11.  EARNINGS PER LIMITED PARTNERSHIP UNIT

Emerging Issues Task Force (“EITF”) Issue No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128,” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity.  EITF 03-06 provides that Buckeye GP’s interest in net income is to be calculated based on the amount that would be allocated to Buckeye GP if all of Buckeye’s net income for the period was distributed, and not on the basis of actual cash distributions for the period.  The application of EITF 03-06 may have an impact on Buckeye’s earnings per LP Unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.  See Note 18 for a discussion of recent accounting pronouncements affecting earnings per LP Unit.

The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per LP Unit calculations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Basic:
Weighted average LP Units oustanding	48,372	42,676	47,538	41,286

Diluted:
Weighted average LP Units oustanding	48,372	42,676	47,538	41,286

Dilutive effect of LP Unit options granted	6	43	20	47
Total	48,378	42,719	47,558	41,333

12.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table displays the components of Accumulated Other Comprehensive (Loss) Income on the Condensed Consolidated Balance Sheet:

	September 30,	December 31,
Accumulated Other Comprehensive (Loss) Income:	2008	2007
	(In thousands)
Adjustments to funded status of Retirement Income Guarantee Plan (“RIGP”) and Retiree Medical Plan	$(53)	$(53)
Buckeye’s terminated interest rate swaps	(8,958)	(7,187)
Accumulated amortization of RIGP and Retiree Medical Plan	(3,783)	(1,929)
Total	$(12,794)	$(9,169)

13.  CASH DISTRIBUTIONS

Buckeye generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On October 28, 2008, Buckeye declared a cash distribution of $0.875 per LP Unit payable on November 28, 2008 to unitholders of record on November 7, 2008. The total cash distribution to unitholders will amount to approximately $52.8 million, which includes an incentive distribution of approximately $10.2 million payable to Buckeye GP.

14.  RELATED PARTY TRANSACTIONS

Buckeye is managed by Buckeye GP, which is a wholly owned subsidiary of BGH.  BGH is in turn controlled by its general partner, MainLine Management LLC (“MainLine Management”). MainLine Management is a wholly owned subsidiary of BGH GP Holdings, LLC (“BGH Holdings”).  Affiliates of each of ArcLight Capital Partners, LLC (“ArcLight”), Kelso & Company (“Kelso”), and Lehman Brothers, along with certain members of Buckeye’s senior management, own BGH Holdings.  In addition to owning MainLine Management, BGH Holdings owns an approximate 62% limited partner interest in BGH.

Under certain partnership agreements, management agreements and a services agreement, Buckeye is obligated to reimburse Services Company and Buckeye GP for substantially all direct and indirect costs related to the business activities of Buckeye and its subsidiaries except for certain executive compensation and related benefits costs that are reimbursed to Services Company by BGH.  Costs incurred by Buckeye and its subsidiaries pursuant to these agreements totaled $25.8 million and $23.9 million for the three months ended September 30, 2008 and 2007, respectively, and $75.7 million and $73.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The reimbursable costs include insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses.

Services Company, which is beneficially owned by the ESOP, owned 2.1 million LP Units, or approximately 4.4% of the LP Units outstanding, as of September 30, 2008.  Distributions received by Services Company from Buckeye on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and $5.5 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, ESOP costs were reduced by $0.1 million and $0.4 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP’s senior notes (for which Buckeye is responsible) were reduced to reflect higher distributions on the LP Units than was previously anticipated.  There was no impact on ESOP costs for the three months ended September 30, 2008 and 2007.

Buckeye pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of MainLine Management. Buckeye incurred a senior administrative charge of $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.  In connection with the Lodi Gas acquisition, MainLine Management agreed to forego payment of the senior administrative charge effective June 25, 2007 through March 31, 2009.  This foregone payment has been reflected as a reduction in the purchase price of the Lodi Gas acquisition.  The independent directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

Buckeye GP receives incentive distributions from Buckeye pursuant to its partnership agreement and an incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit.  Incentive compensation payments totaled $10.0 million and $7.6 million for the three months ended September 30, 2008 and 2007, respectively, and $28.6 million and $21.7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Lehman Brothers, which owns an interest in BGH Holdings, and its affiliates have provided, directly or indirectly, investment and commercial banking and financial advisory services to Buckeye for which they received customary fees and commissions.  An affiliate of Lehman Brothers is a lender under the Credit Facility and receives its respective share of any repayment by Buckeye of amounts outstanding under the Credit Facility.  Lehman Brothers acted as Buckeye’s financial advisor in connection with the Lodi Gas and Farm & Home acquisitions.  Also, an affiliate of Lehman Brothers is a customer of Lodi Gas.

Relationships with Lehman Brothers

On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  As described above, an affiliate of Lehman Brothers owns a direct interest in BGH Holdings, affiliates of Lehman Brothers have provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers is a lender under the Credit Facility, and an affiliate of

Lehman Brothers is a customer of Lodi Gas.  Buckeye has considered its relationships with Lehman Brothers and its affiliates and, for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on Buckeye. The BGH Holdings interest owned by an affiliate of Lehman Brothers is a passive investment that does not entitle its holder to any management or other control rights with respect to BGH Holdings, MainLine Management, BGH, Buckeye GP, or Buckeye.  Consequently, Buckeye believes that, if the interest in BGH Holdings is transferred in connection with Lehman Brothers’ bankruptcy, Buckeye will not be adversely impacted.  An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye.  Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment.  Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs.  Finally, Lehman Brothers has entered into a binding agreement to sell the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.  The terms of that agreement were approved by the bankruptcy court in an order issued on October 17, 2008, but the sale has not yet been consummated.

15.  UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

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

Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Generally, unit-based compensation expense recognized in the three and nine months ended September 30, 2008 and 2007 is based on the grant date fair value estimated by using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007 is based on options ultimately expected to vest. In accordance with SFAS No. 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total unit-based compensation expenses included in Buckeye’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Operating expenses	$82	$62	$293	$234
General and adminstrative expenses	24	19	88	69
Total unit-based compensation expenses	$106	$81	$381	$303

The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2008 and 2007, respectively:

	2008	2007
Expected dividend yield	6.31%	6.60%
Expected unit price volatility	15.98%	19.60%
Risk-Free interest rate	2.73%	4.70%
Expected life (in years)	4.8	6.5
Weighted-average fair value at grant date	$2.89	$5.07

The dividend yield is based on 4.8 years of historic yields of LP Units.  The expected volatility is based upon 4.8 years of historical volatility of Buckeye’s LP Units.  In accordance with SFAS No. 123R, in 2007, Buckeye used the simplified method to calculate the expected life, which was the option vesting period of three years plus the option term of ten years divided by two.  In compliance with SFAS No. 123R, effective January 1, 2008, Buckeye now uses historical experience in determining the expected life assumption used to value its options.  The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

The following table summarizes employee unit option activity for the nine months ended September 30, 2008:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value

Outstanding, January 1, 2008	337,100	$44.46
Granted	138,500	49.47
Exercised	(9,200)	34.40
Forfeited, cancelled or expired	—
Outstanding, September 30, 2008	466,400	$46.17	7.5	$(4,232,661)
Exercisable, September 30, 2008	149,800	$41.30	5.1	$(631,071)

As of January 1, 2008, there were 234,800 unvested options outstanding.  During the first nine months of 2008, 56,700 options vested.  Due to the recent market declines, the aggregate intrinsic value in the preceding table is negative. Intrinsic value is determined by calculating the difference between Buckeye’s closing price of the LP Units on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of LP Units subject to such options.  The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $103,000. The total number of in-the-money options exercisable as of September 30, 2008 was 29,000.  As of September 30, 2008, total unrecognized compensation cost related to unvested options was $483,000. The cost is expected to be recognized over a weighted average period of 0.9 years.  At September 30, 2008, 338,000 LP Units were available for grant under with the Option Plan.

Due to regulations adopted under Internal Revenue Code Section 409A, holders of unit options granted during 2008 would be subject to certain adverse tax consequences if the terms of the grant are not modified.  As a result, Buckeye is seeking the approval of the holders of the unit options granted in 2008 to modify the terms of the unit option grants to avoid the adverse tax consequences under 409A.  Unit options granted before January 1, 2008 are not impacted by the IRS regulations.  The proposed modifications to the terms of the unit options granted in 2008 are not expected to have a material impact on Buckeye’s financial results.

16.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

For the three months ended September 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended September 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$352	$111	$78	$302
Interest cost	477	345	233	505
Expected return on plan assets	(468)	(238)	—	—
Amortization of prior service benefit	(217)	(113)	(379)	(859)
Amortization of unrecognized losses	156	112	139	309
Net periodic benefit costs	$300	$217	$71	$257

For the nine months ended September 30, 2008 and 2007, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Nine Months Ended September 30,
	2008	2007	2008	2007
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,057	$606	$543	$501
Interest cost	1,433	850	1,621	1,521
Expected return on plan assets	(1,404)	(648)	—	—
Amortization of prior service benefit	(653)	(340)	(2,627)	(2,578)
Amortization of unrecognized losses	467	399	959	1,072
Net periodic benefit costs	$900	$867	$496	$516

A minimum funding contribution is not required to be made to the RIGP during 2008.  However, Buckeye has contributed $0.9 million to the RIGP voluntarily in 2008.

17.  SEGMENT INFORMATION

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

Terminalling and Storage:

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has 56 products terminals with aggregate storage capacity of approximately 23.2 million barrels in ten states.

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

The Natural Gas Storage segment’s revenues consist of lease revenues and hub services revenues.  Lease revenues consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement.  Hub services revenues consist of a variety of other storage services under interruptible storage agreements. These principally include park and loan transactions.  Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer.  Park revenues are recognized ratably over the term of the agreement.  Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loan revenues are recognized ratably over the term of the agreement.

The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

The Energy Services segment sells refined petroleum products on a wholesale basis principally in eastern and central Pennsylvania. The segment records revenues after products are delivered. The segment’s products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment has approximately one thousand customers which consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,200 miles of third-party pipeline systems, which are owned principally by major oil and chemical companies and are located primarily in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye’s condensed consolidated financial statements. All inter-segment revenues, operating income, and assets have been eliminated.  All periods are presented on a consistent basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue:
Pipeline Operations	$91,439	$92,067	$286,716	$278,244
Terminalling and Storage	33,003	24,843	87,749	72,379
Natural Gas Storage	16,762	—	43,412	—
Energy Services	344,494	—	926,809	—
Other Operations	12,011	8,743	33,637	24,925
Intersegment eliminations	(1,539)	—	(9,329)	—
Total	$496,170	$125,653	$1,368,994	$375,548

Operating income:
Pipeline Operations	$33,087	$36,122	$108,795	$109,077
Terminalling and Storage	17,027	9,324	40,294	28,243
Natural Gas Storage	8,914	—	21,474	—
Energy Services	3,810	—	5,239	—
Other Operations	1,613	2,085	5,448	6,741
Total	$64,451	$47,531	$181,250	$144,061

Depreciation and amortization:
Pipeline Operations	$10,092	$9,630	$28,704	$28,035
Terminalling and Storage	1,600	1,455	4,604	4,193
Natural Gas Storage	982	—	3,732	—
Energy Services	2,336	—	3,070	—
Other Operations	447	435	1,305	1,197
Total	$15,457	$11,520	$41,415	$33,425

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Capital additions:
Pipeline Operations	$24,704	$36,933
Terminalling and Storage	17,326	12,053
Natural Gas Storage	27,528	—
Energy Services	2,651	—
Other Operations	—	2,726
Total	$72,209	$51,712

Acquisitions:
Pipeline Operations	$12,040	$860
Terminalling and Storage	66,187	39,587
Natural Gas Storage	438,767	—
Energy Services	143,258	—
Other Operations	—	—
Total	$660,252	$40,447

	Assets		Goodwill
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Pipeline Operations*	$1,622,136	$1,673,744	$—	$—
Terminalling and Storage	459,581	385,446	11,355	11,355
Natural Gas Storage	478,190	—	170,425	—
Energy Services	315,019	—	1,026	—
Other Operations	109,489	74,462	—	—
Total	$2,984,415	$2,133,652	$182,806	$11,355

* All equity investments are included in the assets of Pipeline Operations.

18.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157.  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year.  In February 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB’s constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  Buckeye adopted the non-delayed portion of SFAS No. 157 on January 1, 2008.  See Note 10 for a further discussion.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years beginning after November 15, 2008.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 will require Buckeye to prepare enhanced disclosures about its derivative and hedging activities.

In March 2008, the FASB ratified EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”). Under EITF No. 07-4, the excess of distributions over earnings and/or excess of earnings over distributions for each period are required to be allocated to the entities’ general partner and limited partners based on their respective ownership interest at the time.  Buckeye’s current practice is to calculate earnings per LP Unit based solely upon the net income available to the limited partners after deducting the general partner’s interest in net income. Under EITF No. 07-4, the difference between net income and distributions will be allocated to the limited partners and general partner before earnings per LP Unit are calculated.  The effect of adopting EITF No. 07-4 will be: (i) for periods when net income exceeds distributions, Buckeye’s reported earnings per LP Unit will be higher than under Buckeye’s current accounting practice and (ii) for periods when distributions exceed net income, Buckeye’s reported earnings per LP Unit will be lower than under Buckeye’s current accounting practice. These differences will be material for those periods where there are material differences between Buckeye’s net income and the distributions it pays. For example, had Buckeye applied EITF 07-4 to the 2008 reporting periods, basic and diluted earnings per LP Unit would have decreased from $0.79 to $0.75 and from $2.25 to $2.10 for the three and nine months ended September 30, 2008, respectively.  EITF No. 07-4 is effective beginning January 1, 2009, including all interim periods after that date. Early application is not permitted.  EITF No. 07-4 is required to be applied retrospectively; therefore, Buckeye will restate prior period earnings per LP Unit in all published financial reports after January 1, 2009, as applicable.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”), for nongovernmental entities.  SFAS No. 162 establishes that the GAAP hierarchy should be imposed on the reporting entities because it is the entity, and not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in

Conformity with Generally Accepted Accounting Principles, and is only effective for nongovernmental entities.

On April 25, 2008, the FASB issued FASB Staff Position FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”).  FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Buckeye is currently reviewing the effects that FAS 142-3 will have on its consolidated financial statements.

19.  SUBSEQUENT EVENT

On October 21, 2008, the directors of MainLine Management received an unsolicited proposal from BGH Holdings to acquire all of the outstanding limited partner units of BGH that are not already owned by BGH Holdings for $17.00 per limited partner unit in cash.  BGH Holdings currently owns approximately 62% of the limited partner units in BGH.

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

Buckeye owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered. Buckeye owns and operates approximately 5,400 miles of pipeline and 64 active products terminals, with aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,200 miles of other pipelines under agreements with major oil and chemical companies. Through the recent acquisitions of Lodi Gas Storage, L.L.C. (“Lodi Gas”) and Farm & Home Oil Company LLC (“Farm & Home”) in the first quarter of 2008, Buckeye now owns and operates two major natural gas storage facilities in northern California and markets refined petroleum products in certain areas served by Buckeye’s pipelines and terminals.

Lodi Gas owns and operates two natural gas storage facilities near Lodi, California.  Together, these facilities provide approximately 22 billion cubic feet (“bcf”) of gas capacity and are connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 to the condensed consolidated financial statements for a further discussion).  The Lodi Gas acquisition has allowed Buckeye to substantially expand its operations on the West Coast.  In addition, in October 2008, Lodi Gas successfully began natural gas injection into an expansion of its natural gas storage reservoir known as Kirby Hills Phase II.  The Kirby Hills Phase II storage expansion, when fully operational, will add an estimated 11 bcf of natural gas storage capacity.  The Kirby Hills Phase II expansion project is expected to be fully operational in February 2009.  Lodi Gas’s revenues are generated by fee-based storage contracts, the majority of which are comprised of firm storage agreements for specified levels of injection and withdrawal service.  Additional revenues are earned through interruptible services, called hub services, for which Lodi Gas earns fees for storing a customer’s gas or loaning gas to a customer on an interruptible basis around Lodi Gas’s firm storage commitments. Lodi Gas does not take title to the natural gas that it stores.

When Farm & Home was acquired, it sold refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania, and it also had retail operations.  Buckeye sold Farm & Home’s retail operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008.  The assets and liabilities and results of operations of Farm & Home’s retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 to the condensed consolidated financial statements for a further discussion).  On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC (“BES”), with BES continuing as the surviving entity.

Buckeye’s pipeline and terminal customers are major integrated oil companies, large refined petroleum products marketing companies, major end users of petroleum products, and chemical and utility companies.  Lodi Gas’s customers are major natural gas utility companies and natural gas marketing and distribution companies.  BES’s wholesale customers are primarily product wholesalers and major commercial users of refined petroleum products.

The acquisitions of Lodi Gas and Farm & Home added two additional reportable segments, Natural Gas Storage and Energy Services.  Effective in the first quarter of 2008, Buckeye conducted business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 17 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s operating segments.

Results of Operations

Summary operating results for Buckeye were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per unit amounts)
Revenues	$496,170	$125,653	$1,368,994	$375,548
Costs and expenses	431,719	78,122	1,187,744	231,487

Operating income	64,451	47,531	181,250	144,061

Other (expenses)	(17,673)	(11,151)	(52,209)	(35,402)

Income from continuing operations	46,778	36,380	129,041	108,659
(Loss) income from discontinued operations	(176)	—	1,230	—

Net income	$46,602	$36,380	$130,271	$108,659

Allocation of net income:
Net income allocated to general partner:
Income from continuing operations	$8,651	$6,116	$22,822	$18,734
(Loss) income from discontinued operations	$(53)	$—	$370	$—

Net income allocated to limited partners:
Income from continuing operations	$38,127	$30,264	$106,219	$89,925
Income from discontinued operations	$(123)	$—	$860	$—

Earnings per limited partner unit-diluted:
Income from continuing operations	$0.79	$0.71	$2.23	$2.18
Income from discontinued operations	—	—	0.02	—
Earnings per limited partner unit-diluted	$0.79	$0.71	$2.25	$2.18

Weighted average number of limited partner units outstanding:
Basic	48,372	42,676	47,538	41,286
Diluted	48,378	42,719	47,558	41,333

EBITDA

The following table summarizes EBITDA for Buckeye for the three and nine months ended September 30, 2008 and 2007.  EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”), is defined by Buckeye as income from continuing operations before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation, and amortization.  EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

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

The table below presents EBITDA for the three and nine months ended September 30, 2008 and 2007 and a reconciliation of EBITDA to income from continuing operations, which is the most comparable GAAP financial measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Income from continuing operations	$46,778	$36,380	$129,041	$108,659
Interest and debt expense	19,053	12,391	55,008	38,651
Income tax expense	9	277	435	715
Depreciation and amortization	15,457	11,520	41,415	33,425
Total EBITDA	$81,297	$60,568	$225,899	$181,450

Net income and EBITDA in 2008 include two recurring non-cash charges.  First, the accounting rules for leases require in certain instances that base rent payments be combined with future rent increases and the resulting total be expensed on a straight-line basis over the lease term. Accordingly, Lodi Gas recorded non-cash rental expense with respect to its land leases in excess of cash payments of $1.8 million and $3.1 million for the three and nine months ended September 30, 2008, respectively.  Second, in connection with the acquisition of Lodi Gas, MainLine Management LLC, the general partner of BGH, agreed to forego the senior administrative charge beginning June 25, 2007 and ending March 31, 2009.  While no cash payment is required, Buckeye has included an expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, related to the senior administrative charge.  The expense for that foregone senior administrative charge has been reflected as a reduction in the purchase price of Lodi Gas.

Revenues, operating income, total costs and expenses, and depreciation and amortization by operating segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Pipeline Operations	$91,439	$92,067	$286,716	$278,244
Terminalling and Storage	33,003	24,843	87,749	72,379
Natural Gas Storage	16,762	—	43,412	—
Energy Services	344,494	—	926,809	—
Other Operations	12,011	8,743	33,637	24,925
Intersegment eliminations	(1,539)	—	(9,329)	—
Total	$496,170	$125,653	$1,368,994	$375,548
Operating income:
Pipeline Operations	$33,087	$36,122	$108,795	$109,077
Terminalling and Storage	17,027	9,324	40,294	28,243
Natural Gas Storage	8,914	—	21,474	—
Energy Services	3,810	—	5,239	—
Other Operations	1,613	2,085	5,448	6,741
Total	$64,451	$47,531	$181,250	$144,061

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$58,352	$55,945	$177,921	$169,167
Terminalling and Storage	15,976	15,519	47,455	44,136
Natural Gas Storage	7,848	—	21,938	—
Energy Services	340,684	—	921,570	—
Other Operations	10,398	6,658	28,189	18,184
Intersegment eliminations	(1,539)	—	(9,329)	—
Total	$431,719	$78,122	$1,187,744	$231,487

Depreciation and amortization:
Pipeline Operations	$10,092	$9,630	$28,704	$28,035
Terminalling and Storage	1,600	1,455	4,604	4,193
Natural Gas Storage	982	—	3,732	—
Energy Services	2,336	—	3,070	—
Other Operations	447	435	1,305	1,197
Total	$15,457	$11,520	$41,415	$33,425

Third Quarter of 2008 compared to Third Quarter of 2007

Total revenues for the quarter ended September 30, 2008 were $496.2 million, approximately $370.5 million greater than revenue for the same period in 2007.  Of the $370.5 million increase in revenue in the third quarter of 2008, $16.8 million resulted from the addition of Lodi Gas’s operations and $344.5 million resulted from the addition of Farm & Home’s legacy wholesale operations.  The results of Lodi Gas and Farm & Home’s legacy wholesale operations are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $9.2 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenues from Pipeline Operations of $91.4 million in the third quarter of 2008 slightly declined when compared to revenues from Pipeline Operations in the third quarter of 2007.  The decrease of $0.6 million or 0.1% was primarily the result of:

•                  Transportation revenue being flat in the third quarter of 2008 compared to the third quarter of 2007 as the benefit of the tariff increases implemented on July 1, 2008 did not fully offset reduced product volumes in the third quarter of 2008 as compared to the third quarter of 2007.  Management believes the reduced volumes in 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline prices, the continued introduction of ethanol into retail gasoline products as well as reduced demand for distillates resulting from higher retail distillate prices and adverse changes in the U.S. economy.  Total product volumes declined by 4.6% in the third quarter of 2008 compared to the third quarter of 2007;

•                  An approximate $2.7 million reduction in revenue representing the settlement of overages and shortages on product deliveries; and

•                  A net increase in incidental revenues of $2.1 million, which was principally related to an increase in revenue of $1.9 million for contract service activities at customer facilities connected to Buckeye’s refined products pipelines.

During 2007 and continuing into 2008, Buckeye experienced measurement shortages in connection with its pipeline product deliveries in excess of historical variances.  Based on an investigation of these measurement issues, certain corrective actions have been taken.  Buckeye believes the measurement issues have, to a large extent, been isolated and generally corrected, although monitoring and evaluation of product measurement issues is continuing.  Additionally, the cost of product downgrades which result from the interface of different products in the pipeline has increased as a result of the significant increases in the volatility of product prices.  Buckeye has implemented a number of measures to mitigate the effects of these issues, including tariff adjustments to allow for the equitable allocation of operational effects of transportation.

Product volumes transported in Pipelines Operations for the quarter ended September 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
Product	2008	2007
Gasoline	682,500	730,100
Distillate	263,100	274,000
Jet Fuel	363,600	376,100
LPG’s	18,800	18,600
NGL’s	21,000	21,100
Other	11,400	5,700
Total	1,360,400	1,425,600

On May 1, 2008 and July 1, 2008, certain of Buckeye’s operating subsidiaries in the Pipeline Operations segment filed pipeline tariffs reflecting increased rates on average of approximately 4.8%. These tariff rate increases are expected to generate approximately $16.4 million in additional revenue on an annualized basis.

Terminalling and Storage:

Revenues from the Terminalling and Storage segment were $33.0 million in the third quarter of 2008, which is an increase of $8.2 million, or 33%, compared to the third quarter of 2007.  The revenue increase was primarily the result of:

•                  An approximate $4.2 million increase in revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 6.2% decline in terminal throughput volumes in the third quarter of 2008 compared to the third quarter of 2007;

•                  Incremental revenue of $1.2 million in 2008 due to the acquisitions of the Niles, Michigan, Ferrysburg, Michigan, and Albany, New York terminals as more fully described in Note 3 to the accompanying condensed consolidated financial statements; and

•                  $2.8 million from the settlement, net of receivable, of contractual product handling charges with a customer.

Average daily throughput for the products terminals for the quarters ended September 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Three Months Ended September 30,
	2008	2007

Products throughput	539,200	575,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $16.8 million in the third quarter of 2008.  Approximately 63.0% of this revenue represented firm storage revenues and 37.0% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $344.5 million in the third quarter of 2008.  Revenue from the Energy Services segment was derived from Farm & Home’s legacy wholesale operations, which Buckeye acquired on February 8, 2008.  Farm & Home’s retail operations were sold on April 15, 2008, and are treated as discontinued operations for all periods presented in 2008.  During the third quarter of 2008, approximately 105.9 million gallons of product were sold.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $12.0 million in the third quarter of 2008, which is an increase of $3.3 million, or 37.9% compared to the third quarter of 2007.  The revenue increase was primarily the result of:

•                  A reduction of $1.1 million in pipeline operation and maintenance revenue related to the expiration of several maintenance contracts in 2008; and

•                  An increase of $4.3 million in construction management revenue related to new construction contracts. These construction activities are principally conducted on a time and material basis.

Operating Expenses:

Costs and expenses for the three months ended September 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Three Months Ended September 30,
	2008	2007
	(In thousands)
Cost of product sales	$334,959	$1,278
Payroll and payroll benefit	26,559	22,419
Depreciation and amortization	15,457	11,520
Outside services	10,089	10,645
Operating power	7,837	7,743
Property and other taxes	5,987	5,322
Insurance and casualty losses	4,566	3,267
Construction management	7,567	1,609
Supplies	1,562	2,356
Rentals	5,642	2,989
All other	11,494	8,974
Total	$431,719	$78,122

Cost of product sales was $335.0 million in the third quarter of 2008, which is an increase over the third quarter of 2007 of $333.7 million.  Approximately $333.4 million of the increase was attributable to product sold by the Energy Services segment, which consists primarily of the operations of Farm & Home’s legacy wholesale operations. The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s Pipeline Operations segment.

Payroll and payroll benefits were $26.6 million in the third quarter of 2008, an increase of $4.1 million compared to the third quarter of 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $1.0 million and $1.9 million of payroll and payroll benefits expense for the period, respectfully.  In addition, increases in salaries, wages, and incentive compensation added $1.5 million for the period. The increases in salaries, wages, and incentive compensation were primarily the result of an increase in the number of employees due to Buckeye’s expansion of its operations.

Depreciation and amortization expense was $15.5 million in the third quarter of 2008, which is an increase of $3.9 million over the third quarter of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $1.0 million and $2.3 million of depreciation and amortization expense in the three months ended September 30, 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $10.1 million in the third quarter of 2008, which is a decrease of $0.5 million over the third quarter of 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $1.0 million and $0.2 million of outside services costs in the three months ended September 30, 2008, respectively.  These increases were offset by a decrease in maintenance and pipeline integrity projects in the third quarter of 2008 as compared to the third quarter of 2007.  Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $7.8 million for the three months ended September 30, 2008, and were consistent with operating power costs the three months ended September 30, 2007.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $6.0 million in the third quarter of 2008, an increase of $0.7 million compared to the third quarter of 2007, which was primarily due to the operations of the Natural Gas Storage segment.

Insurance and casualty losses were $4.6 million for the three months ended September 30, 2008, which is an increase of $1.3 million from the three months ended September 30, 2007.  Casualty losses increased by $1.2 million due to an increase of $0.6 million in the costs of remediating environmental incidents and $0.6 million in expenses relating to a product contamination incident.  Insurance costs increased by $0.1 million, which is primarily due to the inclusion of the Natural Gas Storage and Energy Services operations.

Construction management costs were $7.6 million in the third quarter of 2008, which is an increase of $6.0 million from the third quarter of 2007.  In the third quarter of 2008, Buckeye started three significant construction contracts which are expected to be completed in the fourth quarter of 2008.

Supplies expense was $1.6 million for the three months ended September 30, 2008, which is a decrease of $0.8 million from the three months ended September 30, 2007.  The decrease is primarily due to a decrease in terminal additive purchases at terminals owned by Buckeye.

Rental expense was $5.6 million in the third quarter of 2008, which is an increase of $2.6 million over the third quarter of 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $2.3 million and $0.2 million of rental expense in the three months ended September 30, 2008, respectively.

All other costs were $11.5 million in the three months ended September 30, 2008, an increase of $2.5 million compared to the same period in 2007.  The operations of Lodi Gas and the Energy Services segment operations added $1.6 million and $0.8 million of other costs, respectively, in the three months ended September 30, 2008.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the three months ended September 30, 2008 and 2007 was as follows:

	Other Income (Expenses)
	Three Months Ended September 30,
	2008	2007
	(In thousands)
Investment and equity income	$2,616	$2,560
Interest and debt expense	(19,053)	(12,391)
Minority interests and other	(1,236)	(1,320)
Total	$(17,673)	$(11,151)

Investment and equity income was $2.6 million for the three months ended September 30, 2008, which is consistent with investment and equity income earned in the three months ended September 30, 2007.

Interest and debt expense was $19.1 million for the three months ended September 30, 2008, which is an increase of $6.7 million from the three months ended September 30, 2007.  Approximately $4.5 million of the increase was attributable to expense associated with Buckeye’s $300.0 million in aggregate principal amount of the 6.05% Notes due January 15, 2018 (the “6.05% Notes”), which were issued in January 2008.  Approximately $1.3 million of the increase is due to interest expense related to the activities within the Energy Services segment.  The remaining increase is primarily due to higher average balances outstanding on Buckeye’s revolving credit facility.

Minority interests and other expense was $1.2 million for the three months ended September 30, 2008, which is consistent with minority interest and other expense from the three months ended September 30, 2007.

First Nine Months of 2008 compared to First Nine Months of 2007

Total revenues for the nine months ended September 30, 2008 were $1,369.0 million, approximately $993.5 million greater than total revenue for the same period in 2007.  Of the $993.5 million increase, $43.4 million resulted from the acquisition of Lodi Gas and $926.8 million resulted from the acquisition of Farm & Home.  The results of Lodi Gas’s operations and Farm & Home’s legacy wholesale operations are included below in the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement of approximately $23.3 million was attributable to the remaining reporting segments as discussed below.

Pipeline Operations:

Revenues from Pipeline Operations were $286.7 million in the nine months ended September 30, 2008 which is an increase of $8.5 million or 3.0% from the corresponding period in 2007.  This increase was primarily the result of:

•                  Transportation revenue increasing by $3.4 million in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of tariff increases implemented on May 1, 2008 and July 1, 2008. The benefit of the tariff increases were partially offset by reduced product volumes in the first nine months of 2008 as compared to the first nine months of 2007.  Management believes the reduced volumes in the first nine months of 2008 were caused primarily by reduced demand for gasoline resulting from higher retail gasoline prices, reduced production at ConocoPhillips’ Wood River Refinery in the first quarter of 2008 due to maintenance activities, and the continued introduction of ethanol into retail gasoline products as well as reduced demand for distillates resulting from higher retail distillate prices and adverse changes in the U.S. economy.  Total product volumes declined by 4.0% in the first nine months of 2008 compared to the first nine months of 2007;

•                  A net increase in incidental revenues of $5.2 million, which was principally related to a product supply arrangement that was offset by a reduction in revenue of $0.5 million principally related to the completion of contract services activities at customer facilities connected to Buckeye’s refined products pipelines; and

•                  An approximate $0.9 million reduction in revenue representing the settlement of overages and shortages on product deliveries.

Product volumes transported in Pipelines Operations for the nine months ended September 30, 2008 and 2007 were as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
Product	2008	2007
Gasoline	674,300	720,200
Distillate	293,200	309,700
Jet Fuel	364,000	364,000
LPG’s	18,800	20,300
NGL’s	21,400	20,200
Other	11,700	6,800
Total	1,383,400	1,441,200

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $87.7 million in the first nine months of 2008. The revenue increase in the first nine months of 2008 compared to the same period in 2007 was $15.4 million or 21.2%, which was primarily the result of:

•                  An approximate $8.0 million increase in revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 4.9% decline in throughput volumes in the first nine months of 2008 compared to the first nine months of 2007;

•                  Incremental revenue of $4.5 million due to the acquisitions of the Niles, Michigan, Ferrysburg, Michigan, and Albany, New York terminals in 2008  (see Note 3 to the condensed financial statements), combined with the effect of having a full nine months of revenue in 2008 from the six terminals that were acquired at various times in the first quarter of 2007; and

•                  $2.8 million from the settlement, net of receivable, of contractual product handling charges with a customer.

Average daily throughput for the products terminals for the nine months ended September 30, 2008 and 2007 was as follows:

	Average Barrels Per Day
	Nine Months Ended September 30,
	2008	2007

Products throughput	537,600	565,100

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $43.4 million in the first nine months of 2008.  Approximately 69.0% of this revenue represented firm storage revenues and 31.0% represented hub services revenues.

Energy Services:

Revenue from the Energy Services segment was $926.8 million in the first nine months of 2008.  Substantially all of this revenue was derived from Farm & Home’s legacy wholesale operations, which Buckeye acquired on February 8, 2008.  During the first nine months of 2008, approximately 370.9 million gallons of products were sold.  Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

Other Operations:

Revenue from the Other Operations segment was $33.6 million in the first nine months of 2008, which is an increase of $8.7 million compared to the first nine months of 2007.  The revenue increase in 2008 was primarily the result of:

•                  An increase of $1.9 million in pipeline operations and maintenance revenue related to additional operating contracts signed in the latter part of 2007; and

•                  An increase of $7.0 million in construction management revenue related to new construction contracts.  These construction activities are principally conducted on a time and material basis.

Operating Expenses:

Costs and expenses for the nine months ended September 30, 2008 and 2007 were as follows:

	Costs and Expenses
	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cost of product sales	$913,163	$7,154
Payroll and payroll benefit	78,682	65,468
Depreciation and amortization	41,415	33,425
Outside services	34,955	27,318
Operating power	22,892	23,157
Property and other taxes	17,690	16,640
Insurance and casualty losses	12,573	10,640
Construction management	12,368	6,313
Supplies	6,690	8,228
Rentals	14,508	8,933
All other	32,808	24,211
Total	$1,187,744	$231,487

Cost of product sales was $913.2 million in the first nine months of 2008, which is an increase over the first nine months of 2007 of $906.0 million.  Approximately $899.8 million of the increase was attributable to products sold by the Energy Services segment. The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye’s pipeline operations segment.

Payroll and payroll benefits were $78.7 million in the first nine months of 2008, an increase of $13.2 million compared to the first nine months of 2007.  The Natural Gas Storage and Energy Services segments added $3.0 million and $4.2 million of payroll and payroll benefits expense in the first nine months of 2008, respectively.  Increases in salaries, wages, and incentive compensation of $4.7 million in the first nine months of 2008 resulted primarily from an increase in the number of employees due to Buckeye’s expanded operations.  In the first nine months of 2008, payroll and payroll benefits expense increased by $0.7 million due to a decrease in capitalized payroll and payroll benefits compared to the first nine months of 2007.

Depreciation and amortization expense was $41.4 million in the first nine months of 2008, which is an increase of $8.0 million over the first nine months of 2007. The operations of the Natural Gas Storage and the Energy Services segments added $3.7 million and $3.1 million of depreciation and amortization expense in the first nine months of 2008, respectively.  The remaining increase in depreciation and amortization expense resulted from Buckeye’s ongoing maintenance and expansion capital program.

Outside services costs were $35.0 million in the first nine months of 2008, which is an increase of $7.6 million over the first nine months of 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $3.2 million and $0.6 million of outside services costs in the first nine months of 2008, respectively.  Lodi Gas incurred approximately $2.4 million of outside services expense related to well work-over costs.  Another approximately $3.9 million is due to increases in activity on operations and maintenance contracts.  The remainder of the increase is due to an increase in pipeline and terminal maintenance activities. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

Operating power costs were $22.9 million for the first nine months of 2008, which is a decrease of $0.3 million from the first nine months of 2007.  The decrease is primarily due to a reduction in expense associated with a lubricity additive which reduces pumping requirements and the related electricity usage.  Operating power consists primarily of electricity required to operate pipeline pumping facilities.

Property and other taxes were $17.7 million in the first nine months of 2008, an increase of $1.1 million compared to the first nine months of 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $1.7 million and $0.1 million, respectively, in the first nine months of 2008.  These increases were offset by a reduction of $0.4 million for excise taxes.

Insurance and casualty losses were $12.6 million for the first nine months of 2008, which is an increase of $1.9 million from the first nine months of 2007.  Casualty losses increased by $1.2 million in the first nine months of 2008, which is due to an increase of $0.6 million in the cost of remediating environmental incidents compared to the first nine months of 2007, as well as $0.6 million related to a product contamination incident that occurred in the third quarter of 2008.  Insurance costs increased by $0.7 million which is primarily due to the inclusion of the operations of the Natural Gas Storage and the Energy Services segments.

Construction management costs were $12.4 million in the first nine months of 2008, which is an increase of $6.1 million over the same period in 2007.  In the third quarter of 2008, Buckeye started three significant construction contracts, which are expected to be completed in the fourth quarter of 2008.

Supplies expense was $6.7 million for the first nine months of 2008, which is a decrease of $1.5 million from the first nine months of 2007.  The decrease is primarily due to a decrease in terminal additives purchases at Buckeye’s terminals.

Rental expense was $14.5 million in the first nine months of 2008, which is an increase of $5.6 million from the first nine months of 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $4.9 million and $0.5 million of rental expense in the first nine months of 2008, respectively.

All other costs were $32.8 million in the first nine months of 2008, an increase of $8.6 million compared to the same period in the first nine months of 2007.  The operations of the Natural Gas Storage and the Energy Services segments added $2.7 million and $3.5 million of other costs, respectively, in the first nine months of 2008.  Professional fees increased by $2.0 million.  The remainder of the increases related to various other pipeline operating costs.

Other income (expense) for the nine months ended September 30, 2008 and 2007 was as follows:

	Other Income (Expenses)
	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Investment and equity income	$6,829	$7,196
Interest and debt expense	(55,008)	(38,651)
Minority interests and other	(4,030)	(3,947)
Total	$(52,209)	$(35,402)

Investment and equity income was $6.8 million for the first nine months of 2008, which is a decrease of $0.4 million from the first nine months of 2007.  The decrease is primarily due to decreases in equity income earned from Buckeye’s interest in West Texas LPG Pipeline Limited Partnership.

Interest and debt expense was $55.0 million for the first nine months of 2008, which is an increase of $16.3 million from the first nine months of 2007.  Approximately $13.2 million of the increase was attributable to expenses associated with the 6.05% Notes which were issued in January 2008.  The remainder of the increase is due to interest expense related to working capital requirements of the Energy Services segment.

Minority interests and other expense was $4.0 million for the first nine months of 2008, which is consistent with the first nine months of 2007.

Liquidity and Capital Resources

Buckeye’s financial condition at September 30, 2008 and December 31, 2007 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	September 30, 2008	December 31, 2007

Current ratio (1)	1.4 to 1	2.2 to 1
Ratio of cash and cash equivalents, and trade receivables to current liabilities	0.7 to 1	1.5 to 1
Working capital- (in thousands) (2)	$122,321	$107,844
Ratio of total debt to total capital (3)	0.54 to 1	0.44 to 1
Book Value (per unit) (4)	$24.28	$23.72

(1)          current assets divided by current liabilities

(2)          current assets minus current liabilities

(3)          current plus long-term debt divided by current plus long-term debt plus total partners’ capital

(4)          total partners’ capital divided by total units outstanding at the end of the period.

Typically, Buckeye’s principal sources of liquidity are cash from operations, borrowings under its unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of Buckeye’s limited partnership units (“LP Units”).  In January 2008, Buckeye also issued $300.0 million of aggregate principal amount of the 6.05% Notes as more fully described in Note 8 to the condensed consolidated financial statements.  Buckeye’s principal uses of cash are capital expenditures, distributions to unitholders and acquisitions as described in “Cash Flows from Investing Activities” below.

Buckeye has sufficient borrowing capacity available to it under its $600.0 million Credit Facility to fund its working capital and current internal growth projects with cash flow from operations and debt rather than equity.  Consequently, despite the recent disruption to the general credit markets, Buckeye believes it has adequate liquidity available to it at this time.

At September 30, 2008, Buckeye had an aggregate amount of $1,503.0 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of Buckeye’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of Buckeye’s 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes, $252.0 million outstanding under the Credit Facility and $101.0 million outstanding under BES’s secured revolving credit agreement (as discussed below). See Note 8 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,277.0 million at September 30, 2008 and $828.7 million at December 31, 2007.  The values at September 30, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under the Credit Facility, which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At September 30, 2008, Buckeye’s Funded Debt Ratio was 4.51 to 1.0.

In addition, the Credit Facility contains other covenants including, but not limited to covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets.  At September 30, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

See Note 8 to the condensed consolidated financial statements for more information about the terms of the Credit Facility.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment.  See below for a further discussion of Buckeye’s relationships with Lehman Brothers.

Buckeye Energy Services Credit Agreement

On May 20, 2008, Farm & Home and BES entered into a Credit Agreement, which was subsequently amended on July 18, 2008 (the “BES Credit Agreement”).  The BES Credit Agreement, is with BNP Paribas, as Administrative Agent, Collateral Agent, and Lead Arranger and other lenders named therein.  As discussed, on July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement.  The credit facility provided by the BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

The BES Credit Agreement requires BES to comply with Minimum Consolidated Tangible Net Worth, Minimum Consolidated Net Working Capital and Maximum Consolidated Leverage Ratio covenants, each as defined in the BES Credit Agreement.  At September 30, 2008, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $113.7 million and $73.1 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.43 to 1.0.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At September 30, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

See Note 8 to the condensed consolidated financial statements for more information about the terms of the BES Credit Agreement.

Relationships with Lehman Brothers

On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  An affiliate of Lehman Brothers owns a direct interest in BGH Holdings, affiliates of Lehman Brothers have provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers is a lender under the Credit Facility, and an affiliate of Lehman Brothers is a customer of Lodi Gas.  Buckeye has considered its relationships with Lehman Brothers and its affiliates and, for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on Buckeye. The BGH Holdings interest owned by an affiliate of Lehman Brothers is a passive investment that does not entitle its holder to any management or other control rights with respect to BGH Holdings, MainLine Management, BGH, Buckeye GP, or Buckeye.  Consequently, Buckeye believes that, if the interest in BGH Holdings is transferred in connection with Lehman Brothers’ bankruptcy, Buckeye will not be adversely impacted.  An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye.  Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment.  Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will have any impact on Buckeye’s ability to meet its liquidity needs.  Finally, Lehman Brothers has entered into a binding agreement to sell the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.  The terms of that agreement were approved by the bankruptcy court in an order issued on October 17, 2008, but the sale has not yet been consummated.

Ammonia Contract Contingencies

On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), a subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”).  As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia.  EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012.  To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts.  For each monthly period since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds.  The amount of the shortfall generally increases as the market price of ammonia increases.

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses.  Accordingly, Buckeye has recorded no provision for losses in the accompanying condensed consolidated financial statements because, using the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 5 – “Accounting for Contingencies,” it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses.  Buckeye is currently assessing potential recourse against EPME and El Paso with respect to this matter.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2008 and 2007 are as follows:

	Cash Flow from Operations
	For the Nine Months Ended September 30
	2008	2007
	(In thousands)
Income from continuing operations	$129,041	$108,659
Depreciation and amortization	41,415	33,425
Minority interests	4,087	3,897
Changes in current assets and current liabilities	4,639	(1,357)
Changes in other assets and liabilities	3,260	(3,960)
Cash flows from discontinued operations	397	—
Other	(452)	(208)
Total	$182,387	$140,456

Cash flows from operations were $182.4 million for the first nine months of 2008, which is an increase of $41.9 million compared to the first nine months of 2007. The primary causes of this increase are the improvement in Buckeye’s income from continuing operations for the period of approximately $20.4 million. Buckeye’s increase in income from continuing operations in 2008 is primarily due to its recent acquisitions of Lodi Gas and Farm & Home.  Cash provided by working capital resulted in an increase of $4.6 million to cash flows from operations.  The cash provided by discontinued operations in 2008 is due to Farm & Home’s retail operations prior to their sale.

In the first nine months of 2008, cash provided by working capital resulted primarily from decreases in trade receivables of $5.6 million and an increase in accrued and other current liabilities of $50.3 million.  These cash flows were offset by an increase in construction and pipeline relocation receivables of $4.5 million, inventories of $8.3 million, prepaid and other current assets of $37.1 million and a decrease in accounts payable of $1.3 million.

The reduction of trade receivables is due to the timing of invoices as compared to year end.  The increase in accrued and other current liabilities is primarily due to an increase in accrued taxes, environmental liabilities, and expense related to activities on the ammonia pipeline.  The increase in construction and pipeline relocation receivables is due to an increase in construction activity in the third quarter of 2008.  Inventories increased primarily due to the acquisition of Farm & Home in February 2008.  The increase in prepaid and other current assets is primarily due to an increase in the value of derivative assets.  The decrease in accounts payable is due to the timing of the payment of invoices as compared to December 31, 2007.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 are as follows:

	Investing Activities
	For the Nine Months Ended September 30
	2008	2007
	(In thousands)
Capital expenditures	$(67,890)	$(51,712)
Acquisitions and equity investments	(660,252)	(40,447)
Net expenditures for disposal of property, plant and equipment	(513)	(352)
Proceeds from the sale of discontinued operations	52,584	—
Total	$(676,071)	$(92,511)

In the first nine months of 2008, Buckeye expended $438.8 million for Lodi Gas, $143.2 million for Farm & Home, and an aggregate of $75.5 million for the acquisitions of four terminals in Albany, New York, Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the 50% member interest in Wespac Pipe Lines - San Diego LLC that Buckeye did not already own. Buckeye also invested an additional $2.8 million in West Texas LPG Pipeline Limited Partnership.  See Note 3 to Buckeye’s condensed consolidated financial statements for a further discussion.

In the nine months ended September 30, 2007, Buckeye expended $39.6 million primarily for the acquisition of six terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership.

Capital expenditures are summarized below:

	Capital Expenditures
	For the Nine Months Ended September 30
	2008	2007
	(In thousands)
Sustaining capital expenditures	$(14,497)	$(23,983)
Expansion and cost reduction	(53,393)	(27,729)
Total	$(67,890)	$(51,712)

Buckeye incurred $14.5 million and $24.0 million of sustaining capital expenditures and $53.4 million and $27.7 million of expansion and cost reduction expenditures in the first nine months of 2008 and the first nine months of 2007, respectively. Expansion and cost reduction projects in 2007 included a capacity expansion project in Illinois to handle additional LPG volumes as well as ongoing capacity improvements by WesPac Pipelines – Memphis LLC at its Memphis International Airport facility.  Expansion and cost reduction projects in 2008 include ethanol and butane blending projects, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey, and an expansion project at Buckeye’s natural gas storage facilities in California known as Kirby Hills Phase II.

Buckeye expects to spend a total of approximately $110 million to $115 million in capital expenditures in 2008, of which approximately $25 million to $28 million is expected to relate to sustaining capital expenditures and $85 million to $88 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Kirby Hills Phase II is Buckeye’s most significant expansion project with anticipated 2008 expenditures in the range of $50 million to $52 million and total anticipated project expenditures in the range of $55 million to $60 million.

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

During the first nine months of 2008 and 2007, Buckeye borrowed $501.0 million and $135.0 million under its Credit Facility, respectively, and repaid $249.0 million and $250.0 million, respectively.  Net borrowings under the BES Credit Agreement and BES’s previous credit agreement were $1.0 million in the first nine months of 2008.

Distributions to unitholders were $150.4 million in the first nine months of 2008 compared to $119.8 million in the first nine months of 2007.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 6.2 million LP Units in 2007 and 2.6 million LP Units in 2008.

On October 28, 2008, Buckeye declared a cash distribution of $0.875 per LP Unit payable on November 28, 2008 to unitholders of record on November 7, 2008. The total cash distribution to unitholders will amount to approximately $52.8 million, which includes an incentive distribution of approximately $10.2 million payable to Buckeye GP.

Other Matters

Accounting Pronouncements

See Note 18 to Buckeye’s condensed consolidated financial statements for a description of certain recent accounting pronouncements.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements.  When considering forward-looking statements, you should keep in mind the risk factor discussed in Part II Item 1A of this Form 10-Q, as well as the risk factors discussed in Part II Item 1A of Buckeye’s Form 10-Q for the quarter ended June 30, 2008, and the risk factors and other cautionary statements in Buckeye’s Annual Report on Form 10-K for 2007, including those described in the “Risk Factors” section of that report.  Further, we undertake no obligation to update publicly any forward-looking statement to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges.  Changes in the fair value of the inventory hedges are recorded in current period earnings along with the related gain or loss on the hedged asset.  Hedge ineffectiveness is measured quarterly based on the correlation of changes in fair value between the derivative contract and the hedged item during the hedge period. The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

As of September 30, 2008, the Energy Services segment had derivative assets and liabilities as follows:

September 30,
2008
(In thousands)
Assets:
Fixed-price sales contracts	$21,472
Futures contracts for inventory	11,200

32,672
Liability:
Futures contracts for fixed-price sales contracts	(20,707)

Total	$11,965

Substantially all of the asset noted above for unrealized gains of $11.2 million related to inventory hedges will be realized in the fourth quarter of 2008 as the related inventory is sold.  Losses recorded on inventory hedges that were ineffective were approximately $0.8 million.  As of September 30, 2008, open petroleum derivative contracts varied in duration, but did not extend beyond August 2009.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at September 30, 2008, the estimated fair value of the portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming no change in underlying commodity prices (as is)	Asset	$11,965
Fair value assuming 10% increase in underlying commodity prices	Asset	$4,415
Fair value assuming 10% decrease in underlying commodity prices	Asset	$19,516

The value of the open futures contract positions noted above were based upon quoted market prices obtained from the New York Mercantile Exchange.  The value of the fixed-price sales contracts was based on observable market data related to the obligation to provide petroleum products to customers.

Interest Rate Risk

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not have material foreign exchange risk. Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes, and the 6.05% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the BES Credit Agreement).  Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility and the BES Credit Agreement will rise or fall depending on changes in interest rates.

Buckeye’s practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board of Directors of Buckeye GP.

At September 30, 2008, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  The fair value of these obligations at September 30, 2008 was approximately $924.0 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed rate debt obligations by $55.4 million. Buckeye’s variable debt obligation was $252.0 million under the Credit Facility and $101.0 million under the BES Credit Agreement at September 30, 2008.  Based on the balances outstanding at September 30, 2008, a 1% increase in interest rates would increase annual interest expense by $3.5 million.

In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Buckeye has recorded the amount in other comprehensive income and will amortize the amount into interest expense over the term of the loan.  Interest expense increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, as a result of the amortization of the termination payment.

In October 2008, subsequent to the date of the accompanying condensed consolidated financial statements, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement with a bank for a notional amount of $50 million.  Under the swap agreement, Buckeye will pay a fixed interest rate of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period.  The amounts received by Buckeye will correspond to the 30-day LIBOR rates Buckeye expects to pay on the $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period.  Buckeye has designated the swap agreement as a cash flow hedge at the inception of the agreement and elected to use the short-cut method provided for under SFAS No. 133.

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

(b) Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, Buckeye acquired Lodi Gas and Farm & Home in the first quarter of 2008.  Management is in the process of assessing internal control over financial reporting for these two acquisitions.  No change in Buckeye GP’s internal control over financial reporting for Buckeye occurred during the most recent fiscal quarter with respect to Buckeye’s operations excluding Lodi Gas and Farm & Home that has materially affected, or is reasonably likely to materially affect, Buckeye GP’s internal control over financial reporting for Buckeye.

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

Item 1A.  Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of Buckeye’s 2007 Annual Report on Form 10-K, as well as the risk factors discussed in Part II, Item 1A of Buckeye’s Form 10-Q for the quarter ended June 30, 2008. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K for 2007 and Form 10-Q for the quarter ended June 30, 2008, the reader should also consider the following risk factors:

Our business is exposed to customer credit risk, against which we may not be able to fully protect.

Our businesses are subject to the risks of nonpayment and nonperformance by our customers.  We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use letters of credit, prepayments and guarantees.  However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our financial condition and results of operations.

The marketing business in our Energy Services segment enters into sales contracts pursuant to which customers agree to buy refined petroleum products from us at a fixed-price on a future date.  Given the recent drop in refined petroleum product prices, certain of our fixed-price sales contract customers have obligations to purchase refined petroleum products from us at prices that are above current market prices. If our customers have not hedged their exposure to reductions in refined petroleum product prices, then they could have a significant loss upon settlement of their fixed-price sales contracts with us, which could increase the risk of their nonpayment or nonperformance.  In addition, we generally have entered into futures contracts to hedge our exposure under these fixed-price sales contracts to increases in refined petroleum product prices.  If current price levels remain lower than when we entered into these futures contracts, then we will be required to make payments upon the settlement thereof.  Ordinarily, this settlement payment would be offset by the payment received from the customer pursuant to the associated fixed-price sales contract.  We will, however, be required to make the settlement payment under the futures contract even if a fixed-price sales contract customer does not perform.  Nonperformance under fixed-price sales contracts by a significant number of our customers could have a material adverse effect on our financial condition and results of operations.

Item 6. Exhibits

(a)  Exhibits

10.1 First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2008).

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

BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC
as General Partner

Date: November 4, 2008	By: /s/	VANCE E. POWERS
Vance E. Powers
Acting Chief Financial Officer
(Principal Accounting and
Financial Officer)