Form 10-K
period 2008-12-31
BUCKEYE PARTNERS L P
filed 2009-03-02
CIK 805022

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 30, 2008, the aggregate market value of the registrant's LP Units held by non-affiliates was $2.0 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

         LP Units outstanding as of February 20, 2009: 48,372,346

PART I

Item 1.    Business

Introduction

        The original Buckeye Pipe Line Company was founded in 1886 as part of the Standard Oil Company and became a publicly owned, independent company after the dissolution of Standard Oil in 1911. Expansion into petroleum products transportation after World War II and acquisitions ultimately led to Buckeye Pipe Line Company becoming a leading independent common carrier pipeline. In 1964, Buckeye Pipe Line Company was acquired by a subsidiary of the Pennsylvania Railroad, which later became the Penn Central Corporation. In 1986, Buckeye Pipe Line Company was reorganized into a master limited partnership, Buckeye Partners, L.P. ("Buckeye"). Buckeye is publicly traded on the New York Stock Exchange (NYSE: BPL) and is organized under the laws of the state of Delaware. Buckeye GP LLC ("Buckeye GP") is the general partner of Buckeye. Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. ("BGH"), a Delaware limited partnership that is separately traded on the New York Stock Exchange (NYSE: BGH).

        Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies. Through the acquisitions of Lodi Gas Storage, L.L.C. ("Lodi Gas") and Farm & Home Oil Company LLC ("Farm & Home") in the first quarter of 2008, Buckeye now owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet ("Bcf") of gas capacity (including capacity provided pursuant to a nearly completed expansion project) and a leading wholesale distributor of refined petroleum products in the northeastern United States in areas also served by Buckeye's pipelines and terminals.

        Buckeye conducts all of its operations through operating subsidiaries, which are referred to herein as the "Operating Subsidiaries":

  •
  Buckeye Pipe Line Company, L.P.  ("Buckeye Pipe Line"), which owns an approximately 2,643-mile refined petroleum products pipeline system serving major population centers in eight states. It is the primary jet fuel transporter to John F. Kennedy International Airport ("JFK Airport"), LaGuardia Airport, Newark Liberty International Airport ("Newark Airport") and certain other airports within its service territory.

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

  •
  Everglades Pipe Line Company, L.P.  ("Everglades"), which owns an approximately 37-mile refined petroleum products pipeline connecting Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. It is the primary jet fuel transporter to Miami International Airport.

  •
  Buckeye NGL Pipe Lines LLC  ("Buckeye NGL"), which owns an approximately 350-mile natural gas liquids pipeline extending generally from the Wattenberg, Colorado area to Bushton, Kansas.

  •
  Buckeye Pipe Line Holdings, L.P.  ("BPH"), which owns (or in certain instances leases from other Operating Subsidiaries) 59 refined petroleum and other products terminals with aggregate storage capacity of approximately 23.7 million barrels (of which 56 are included in Buckeye's Terminalling and Storage segment and three are included in Buckeye's Pipeline Operations segment) and 574 miles of pipelines in the Midwest, Southwest and West Coast. BPH operates, through its subsidiary Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"), pipelines in the Gulf Coast region for third parties. BPH also holds minority stock interests in two Midwest refined petroleum products pipelines and a natural gas liquids pipeline system.

  •
  Buckeye Gas Storage LLC  ("Buckeye Gas"), which, through its subsidiary Lodi Gas, owns a natural gas storage facility in northern California.

  •
  Buckeye Energy Holdings LLC  ("Buckeye Energy"), which, through its subsidiary Buckeye Energy Services LLC, markets refined petroleum products in areas served by Buckeye's pipelines and terminals and also owns five refined petroleum product terminals with aggregate storage capacity of 1.0 million barrels and other distribution assets located in northeastern and central Pennsylvania.

Business Development

        Beginning in the fourth quarter of 2004 and continuing into 2008, Buckeye substantially expanded its business operations through acquisitions and equity investments of approximately $1.6 billion, the most recent of which are set forth below.

2008 Acquisitions/Equity Investments

        Lodi Gas.    On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas for approximately $442.4 million. Lodi Gas owns and operates a major natural gas storage facility in northern California that currently provides approximately 33 Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric's intrastate gas pipelines which service natural gas demand in the San Francisco and Sacramento areas.

        Farm & Home.    On February 8, 2008, Buckeye acquired all of the member interests in Farm & Home for approximately $146.2 million and soon thereafter sold all of the acquired retail operations of Farm & Home, retaining only the wholesale operations. Farm & Home was a major regional distributor of refined petroleum products in northeastern and central Pennsylvania and surrounding areas.

        Niles and Ferrysburg, Michigan Terminals.    On February 19, 2008, Buckeye acquired a terminal in Niles, Michigan and a 50% ownership interest in a terminal in Ferrysburg, Michigan from an affiliate of ExxonMobil Corporation for approximately $13.9 million. The Niles and Ferrysburg terminals have an active storage capacity of 0.3 million barrels.

        50% Member Interest in WesPac Pipelines—San Diego LLC.    Effective May 1, 2008, Buckeye purchased the 50% member interest in WesPac Pipelines—San Diego LLC ("WesPac San Diego") from Kealine LLC ("Kealine") not already owned by Buckeye for approximately $9.3 million.

        Wethersfield, Connecticut Terminal.    On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million. The Wethersfield terminal has an active storage capacity of 0.3 million barrels.

        Albany, New York Terminal.    On August 28, 2008, Buckeye acquired an ethanol and petroleum products terminal in Albany, New York from LogiBio Albany Terminal, LLC (the "Albany Terminal"). The purchase price for the terminal was approximately $46.5 million, with an additional $1.5 million payable if the terminal's operations meet certain performance goals over the three years following the consummation of the acquisition. The Albany Terminal has an active storage capacity of 1.8 million barrels.

        West Texas LPG Pipeline Limited Partnership.    In 2008, Buckeye invested an additional $9.8 million in West Texas LPG Pipeline Limited Partnership as Buckeye's pro-rata contribution for an expansion project to meet increased pipeline demand caused by increased liquid production in the Fort Worth basin and East Texas regions.

        The following chart depicts Buckeye's and BGH's ownership structure as of December 31, 2008.

Ownership of Buckeye Partners, L.P. and Buckeye GP Holdings L.P.*

*
Ownership percentages in the chart are approximate.

Business Activities

        The following discussion describes the business activities of Buckeye's operating segments for 2008, which include Pipeline Operations, Terminalling and Storage, Natural Gas Storage, Energy Services, and Other Operations. The Pipeline Operations and Energy Services segments derive a nominal amount of their revenue from U.S. governmental agencies. Otherwise, none of Buckeye's operating segments have contracts or subcontracts with the U.S. government. All of Buckeye's assets are located in the continental U.S. Detailed financial information regarding revenues, operating income and total assets of each segment can be found in Note 26, Segment Information, to Buckeye's consolidated financial statements.

Consolidated Revenue by Segment

Consolidated Revenue and Percentage by Segment
(Revenue in thousands)
Year Ended December 31,

	2008		2007		2006
	Revenue	Percent	Revenue	Percent	Revenue	Percent
Pipeline Operations	387,267	20.4%	379,345	73.0%	350,909	76.0%
Terminalling and Storage	119,155	6.3%	103,782	20.0%	81,267	17.6%
Natural Gas Storage	61,791	3.3%	—	0.0%	—	0.0%
Energy Services	1,295,925	68.3%	—	0.0%	—	0.0%
Other Operations	43,498	2.3%	36,220	7.0%	29,584	6.4%
Intersegment	(10,984)	(0.6)%	—	0.0%	—	0.0%

Total	1,896,652	100.0%	519,347	100.0%	461,760	100.0%

Pipeline Operations Segment

        The Pipeline Operations segment owns and operates approximately 5,400 miles of pipeline that are located primarily in the Northeastern and upper Midwestern portions of the United States and services approximately 100 delivery locations. This segment transports refined petroleum products, including gasoline, jet fuel, diesel fuel, heating oil, kerosene and natural gas liquids, from major supply sources to terminals and airports located within end-use markets. The pipelines within this segment also transport other refined products, such as propane and butane, refinery feedstock and blending components. The segment's geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business.

        The Pipeline Operations segment conducts business without the benefit of exclusive franchises from government entities. In addition, Pipeline Operations generally operates as a common carrier, providing transportation services at posted tariffs and without long-term contracts. Demand for the services provided by Pipeline Operations derives from end users for refined petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through Pipeline Operations' pipelines. Factors affecting demand for refined petroleum products include price and prevailing general economic conditions. Demand for the services provided by the Pipeline Operations segment is, therefore, subject to a variety of factors partially or entirely beyond their control. Typically, this segment's pipelines receive refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transport those products to other locations for a fee.

        Buckeye transported an average of approximately 1,382,200 barrels of refined petroleum products per day in 2008. The following table shows the volume and percentage of refined petroleum products transported by the Pipelines Operations segment over the last three years:

Volume and Percentage of Refined Petroleum Products Transported(1)
(Volume in thousands of barrels per day)
Year Ended December 31,

	2008		2007		2006
	Volume	Percent	Volume	Percent	Volume	Percent
Gasoline	673.5	48.7%	717.9	49.6%	722.3	49.8%
Jet fuel	354.7	25.7%	362.7	25.1%	351.3	24.2%
Middle distillates(2)	304.2	22.0%	320.1	22.1%	324.2	22.4%
Natural gas liquids	20.9	1.5%	20.4	1.4%	19.8	1.4%
Other products	28.9	2.1%	26.3	1.8%	32.7	2.2%

Total	1,382.2	100.0%	1,447.4	100.0%	1,450.3	100.0%

(1)
Excludes local product transfers.

(2)
Includes diesel fuel, heating oil, kerosene, and other middle distillates.

        Buckeye provides pipeline transportation service in the following states: California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, and Tennessee. The geographical location and description of these pipelines is as follows:

Pennsylvania—New York—New Jersey

        Buckeye Pipe Line serves major population centers in Pennsylvania, New York, and New Jersey through approximately 928 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania. From Macungie, the pipeline continues west through a connection with the Laurel pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York). Buckeye leases capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark Airport and through two additional lines to JFK Airport and LaGuardia Airport and to commercial refined petroleum products terminals at Long Island City and Inwood, New York. These pipelines supply JFK Airport, LaGuardia Airport and Newark Airport with substantially all of each airport's jet fuel requirements.

        BPL Transportation's pipeline system delivers refined petroleum products from Valero Energy Corporation's ("Valero") refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania, and New York. A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania. From Malvern, a pipeline segment delivers refined products to locations in upstate New York, while another segment delivers products to central Pennsylvania. Two shorter pipeline segments connect Valero's refinery to the Colonial pipeline system and the Philadelphia International Airport, respectively.

        The Laurel pipeline system transports refined petroleum products through a 345-mile pipeline extending westward from five refineries and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown and Pittsburgh, Pennsylvania.

Illinois—Indiana—Michigan—Missouri—Ohio

        Buckeye Pipe Line and NORCO Pipe Line Company, LLC ("NORCO"), a subsidiary of BPH, transport refined petroleum products through 2,025 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio, and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan. Refined petroleum products are received at a refinery and other pipeline connection points near Toledo, Lima, Detroit, and East Chicago, Indiana. Major market areas served include Peoria, Illinois; Huntington/Fort Wayne, Indianapolis, and South Bend, Indiana; Bay City, Detroit, and Flint, Michigan; Cleveland, Columbus, Lima, and Toledo, Ohio; and Pittsburgh, Pennsylvania.

        Wood River owns six refined petroleum products pipelines with aggregate mileage of approximately 925 miles located in the midwestern United States. Refined petroleum products are received at ConocoPhillips Company's Wood River refinery in Illinois and transported to the Chicago area, to a terminal in the St. Louis, Missouri area and to the Lambert-St. Louis Airport, to receiving points across Illinois and Indiana and to Buckeye Pipe Line's pipeline in Lima, Ohio. At Buckeye's tank farm located in Hartford, Illinois, one of Wood River's pipelines also receives refined petroleum products from the Explorer pipeline, which are transported to Buckeye's 1.3 million barrel terminal located on the Ohio River in Mt. Vernon, Indiana. Wood River also owns an approximately 26-mile pipeline that extends from Marathon Pipe Line LLC's ("Marathon") Wood River Station in southern Illinois to a third party terminal in the East St. Louis, Missouri area.

Colorado—Kansas

        Buckeye NGL transports natural gas liquids via an approximately 350-mile pipeline that extends generally from the Wattenberg, Colorado area to Bushton, Kansas.

Other Refined Products Pipelines

        Buckeye Pipe Line serves Connecticut and Massachusetts through an approximately 112-mile pipeline that carries refined petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts. This pipeline also serves Bradley International Airport in Windsor Locks, Connecticut.

        Everglades transports primarily jet fuel through an approximately 37-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

        WesPac Pipelines—Reno LLC ("WesPac Reno") owns an approximately 3.0-mile pipeline serving the Reno/Tahoe International Airport. WesPac San Diego owns an approximately 4.3-mile pipeline serving the San Diego International Airport. WesPac Pipelines—Memphis LLC ("WesPac Memphis") owns an approximately 11-mile pipeline and a related terminal facility that primarily serves Federal Express Corporation at the Memphis International Airport. WesPac Reno, WesPac San Diego and WesPac Memphis have terminal facilities with aggregate storage capacity of 0.5 million barrels. Each of WesPac Reno, WesPac San Diego and WesPac Memphis was originally created as a joint venture between BPH and Kealine. BPH currently owns 100% of WesPac Reno and WesPac San Diego. BPH has a 75% ownership interest in WesPac Memphis and Kealine owns the remaining portion of WesPac Memphis. As of December 31, 2008, Buckeye had provided $46.7 million in intercompany financing to WesPac Memphis.

Equity Investments

        BPH owns a 25% equity interest in West Shore Pipe Line Company ("West Shore"). West Shore owns an approximately 652-mile pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin. The pipeline system transports refined petroleum products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are major oil companies. The pipeline had been operated under contract by Citgo Pipeline Company, but since January 1, 2009 the pipeline is operated under contract by Buckeye.

        BPH also owns a 20% equity interest in West Texas LPG Pipeline Limited Partnership ("WT LPG"). WT LPG owns an approximately 2,295-mile pipeline system that delivers raw mix natural gas liquids to Mont Belvieu, Texas for fractionation. The natural gas liquids are delivered to the WT LPG pipeline system from the Rocky Mountain region via connecting pipelines and from gathering fields and plants located in west, central and east Texas. The majority owner and the operator of WT LPG are affiliates of Chevron Corporation.

        BPH also owns a 40% equity interest in Muskegon Pipeline LLC ("Muskegon"). The majority owner and operator of Muskegon is Marathon. Muskegon owns an approximately 170-mile pipeline that delivers petroleum products from Griffith, Indiana to Muskegon, Michigan.

        Buckeye Pipe Line owns a 25% equity interest in Transport4, LLC ("Transport4"). Transport4 provides an internet-based shipper information system that allows its customers, including shippers, suppliers, and tankage partners to access nominations, schedules, tickets, inventories, invoices, and bulletins over a secure internet connection.

Terminalling and Storage Segment

        The Terminalling and Storage segment owns 56 terminals that provided bulk storage and throughput services with respect to refined petroleum products and other renewable fuels and has an aggregate storage capacity of approximately 23.3 million barrels of products. Of Buckeye's 56 terminals in the Terminalling and Storage segment, 42 are connected to Buckeye's pipelines and 14 are not. The property on which the terminals are located is owned by one of the Operating Subsidiaries with the exception of Albany Terminal, which is located on leased property.

        The Terminalling and Storage segment's terminals receive products from pipelines and, in certain cases, barges and railroads, and distribute them to third parties, who in turn deliver them to end-users and retail outlets. This segment's terminals play a key role in moving products to the end-user market by providing efficient product receipt, storage and distribution capabilities, inventory management, ethanol and biodiesel blending, and other ancillary services that include the injection of various additives. Typically, the Terminalling and Storage segment's terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day.

        The segment's terminals derive most of their revenues from various fees paid by customers. A throughput fee is charged for receiving products into the terminal and delivering them to trucks, barges, or pipelines. In addition to these throughput fees, revenues are generated by charging customers fees for blending with renewable fuels, injecting additives, and leasing terminal capacity to customers on either a short-term or long-term basis. The terminals also derive revenue from recovering and selling vapors emitted during truck loading.

        The table below sets forth the total average daily throughput for the Terminalling and Storage products terminals in each of the years presented:

	Average Barrels Per Day Year Ended December 31,
	2008	2007	2006
Products throughput	537,700	568,600	494,300

        The following table sets forth the number of terminals and storage capacity in barrels by state for terminals reported in the Terminalling and Storage segment as of December 31, 2008:

State	Number of Terminals* reported in the Terminalling & Storage Segment	Storage Capacity
		(In thousands of barrels)
Connecticut	1	345
Illinois	7	2,779
Indiana	9	6,850
Massachusetts	1	106
Michigan	11	3,992
Missouri	2	345
New York	10	4,111
Ohio	8	2,871
Pennsylvania	4	1,131
Wisconsin	3	734

Total	56	23,264

    *
    Additionally, Buckeye has three terminals which are included in the Pipelines Operations segment for reporting purposes. There is a terminal in each of the states of California (with storage capacity of 0.1 million barrels), Nevada (with storage capacity of 0.1 million barrels), and Tennessee (with storage capacity of 0.3 million barrels). Buckeye also has five terminals in Pennsylvania with aggregate storage capacity of approximately 1.0 million barrels. These terminals are included in the Energy Services segment for reporting purposes (as discussed below).

Natural Gas Storage Segment

        The acquisition of Lodi Gas provided Buckeye with an opportunity to enter into the natural gas storage industry in northern California. The operations of Lodi Gas are reported in a new operating segment referred to as Natural Gas Storage. The segment provides natural gas storage services through a facility located in northern California. Currently, the facility provides approximately 33Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric's intrastate gas pipeline system that services natural gas demand in the San Francisco and Sacramento, California areas.

        The original Lodi Gas facility is located approximately 20 miles south of Sacramento, California. Its two storage reservoirs have a working gas capacity of 17 Bcf and daily maximum injection and withdrawal capability of 400 million cubic feet per day ("MMcf/day") and 500 MMcf/day, respectively, utilizing 15 wells and approximately 31 miles of pipeline. Thirty-one miles of pipeline links the facility to an interconnect with Pacific Gas and Electric just north of Antioch, California. The original Lodi Gas facility has been in operation since January 2002.

        In January 2007, Lodi Gas completed the Kirby Hills Phase I expansion. Kirby Hills is located approximately 30 miles west of Lodi in the Montezuma Hills, 9 miles southeast of Fairfield, California. The Kirby Hills Phase I expansion added an additional working gas capacity of 5 Bcf and maximum injection and withdrawal capability of 50 MMcf/day utilizing 6 wells and approximately 6 miles of pipeline. Six miles of pipeline links the facility to an interconnect with Pacific Gas and Electric approximately 6 miles west of Rio Vista, California.

        Buckeye is near-completion of an expansion of Kirby Hills Phase I called Kirby Hills Phase II. Kirby Hills Phase II will add an additional 11 Bcf of working gas storage capacity and provide an additional 100,000 MMcf/day of firm injection and 200,000 MMcf/day of firm withdraw. Lodi Gas is projecting an in-service date for Kirby Hills Phase II of April 2009.

        Lodi Gas's operations are designed for an overall high deliverability natural gas storage service and have a proven track record of safe and reliable operations. Lodi Gas is regulated by the California Public Utility Commission. All services have been, and will continue to be, contracted under Lodi Gas's current California Public Utility Commission Tariff.

        The Natural Gas Storage segment's revenues consist of lease revenues and hub services revenues. Lease revenues are charges for the reservation of storage space for natural gas. Generally customers inject natural gas in the fall and spring and withdraw it for winter and summer use. Title to the stored gas remains with the customer. Hub services revenues consist of a variety of other storage services under interruptible storage agreements. The Natural Gas Storage segment does not trade or market natural gas.

Energy Services Segment

        The acquisition of Farm & Home's wholesale operations provided an opportunity for Buckeye to increase the utilization of Buckeye's existing pipeline and terminal system infrastructure by marketing refined petroleum products in areas served by that infrastructure. The wholesale operations of Farm & Home are reported in a new operating segment called Energy Services.

        The Energy Services segment is a leading wholesale distributor of refined petroleum products in the northeastern United States. The segment's products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene. The segment has five terminals with aggregate storage capacity of approximately 1.0 million barrels. Each terminal is equipped with multiple storage tanks and automated truck loading equipment that is available 24 hours a day. The pipeline connections of these terminals allow the Energy Services segment to have direct access to the Philadelphia, New York, and Gulf Coast area supply points. The property on which the terminals are located is owned by an Operating Subsidiary.

        The Energy Services segment's operations are segregated into three separate categories based on the type of fuel delivered and the delivery method:

  •
  Wholesale Rack: liquid fuels and propane gas are delivered to distributors and large commercial customers. These customers take delivery of the products using the Energy Services segment's automated truck loading equipment to fill their own trucks.

  •
  Wholesale Delivered: liquid fuels are delivered to commercial customers, construction companies, school districts, and trucking companies using the Energy Services segment's tractor trailers and third-party carriers.

  •
  Branded Gasoline: the Energy Services segment delivers gasoline and on-highway diesel fuel to independently owned retail gas stations under many leading gasoline brands.

        Since the operations of the Energy Services segment expose Buckeye to commodity price risk, the Energy Services segment enters into derivative instruments to mitigate the effect of commodity price fluctuations on the segment's inventory and fixed-priced sales contracts. The fair value of Buckeye's derivative instruments is recorded in Buckeye's consolidated balance sheet, with the change in fair value recorded in earnings. The derivative instruments the Energy Services segment uses consist primarily of futures contracts traded on the NYMEX for the purposes of hedging the outright price risk of its physical inventory and fixed-priced sales contracts. However, hedge accounting has not been elected for all of the Energy Services segment's derivative instruments. In the cases in which hedge accounting has not been elected, changes in the fair values of the derivative instrument, which are included in cost of product sales, generally are offset by changes in the values of the fixed- priced sales contracts which are also derivative instruments whose changes in value is recognized in earnings. The Energy Services segment records revenues when products are delivered.

Other Operations Segment

        The Other Operations segment consists primarily of performing pipeline operation and maintenance services and pipeline construction services for third parties. The Other Operations segment is a contract operator of pipelines owned in Louisiana, Ohio, and Texas by major chemical companies. At December 31, 2008, the Other Operations segment had performance obligations under 15 operations and maintenance contracts to operate and maintain approximately 2,400 miles of pipeline. Further, this segment owns an approximate 23-mile pipeline located in Texas and leases a portion of the pipeline to a third-party chemical company. The Other Operations segment also owns an approximate 63% interest in a crude butadiene pipeline between Deer Park, Texas and Port Arthur, Texas and owns and operates an ammonia pipeline located in Texas. In addition, the Other Operations segment provides engineering and construction management services to major chemical companies in the Gulf Coast area.

Competition and Customers

Competitive Strengths

        Buckeye believes that it has the following competitive strengths:

  •
  It owns and operates high quality assets that are strategically located;

  •
  It has stable, long-term relationships with its customers;

  •
  It owns relatively predictable and stable fee-based businesses with opportunistic revenue generating capabilities;

  •
  It maintains a conservative financial position with investment-grade rating; and

  •
  It has an experienced management team whose interests are aligned with those of Buckeye's unitholders.

Pipeline Operations and Terminalling and Storage Segments

        Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, the Pipeline Operations' most significant competitors for large volume shipments are other pipelines, some of which are owned or controlled by major integrated oil companies. Although it is unlikely that a pipeline system comparable in size and scope to the Pipeline Operations' pipeline systems will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Pipeline Operations segment in particular locations.

        The Pipeline Operations segment competes with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio, and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and locations on the Ohio River such as Mt. Vernon, Indiana and Cincinnati, Ohio, and locations on the Mississippi River such as St. Louis, Missouri.

        Trucks competitively deliver refined products in a number of areas served by the Pipeline Operations segment. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for smaller volumes in many local areas served by the Pipeline Operations segment. The availability of truck transportation places a significant competitive constraint on the ability of the Pipeline Operations segment to increase their tariff rates.

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

        Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Pipeline Operations' business is largely driven by the consumption of fuel in its delivery areas and the Pipeline Operations' pipelines have numerous source points, Buckeye GP does not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Pipeline Operations segment. Certain of Wood River's pipelines emanate from a refinery owned by ConocoPhillips and located in the vicinity of Wood River, Illinois. While these pipelines are, in part, supplied by connecting pipelines, a temporary or permanent closure of the ConocoPhillips Wood River refinery would have a negative impact on volumes delivered through these pipelines and the effects of a decline in volumes could have a material adverse effect on the business of the Pipeline Operations segment.

        Many of the general competitive factors discussed above, such as demand for refined petroleum products and competitive threats from methods of transportation other than pipelines, also impact Buckeye's Terminalling and Storage segment. In addition, the Terminalling and Storage segment generally competes with other terminals in the same geographic market. Many competitive terminals are owned by major integrated oil companies. These major oil companies may have the opportunity for product exchanges that are not available to the Terminalling and Storage segment's terminals. While the Terminalling and Storage segment's terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting refined petroleum products to end users such as retail gas stations.

  Natural Gas Storage Segment

        The Natural Gas Storage segment competes with other storage providers, including local distribution companies ("LDCs"), utilities and affiliates of LDCs and other independent utilities in the northern California natural gas storage market. Certain major pipeline companies have existing storage facilities connected to their systems that compete with certain of the segment's facilities. Third-party construction of new capacity, which has been proposed in northern California, could have an adverse impact on the segment's competitive position.

  Energy Services Segment

        The Energy Services segment competes with pipeline companies, the major integrated oil companies, their marketing affiliates and independent gatherers, investment banks that have established a trading platform, and brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources greater than the Energy Services segment, and control greater supplies of refined petroleum products.

  Other Operations

        The Other Operations segment competes with independent pipeline companies, engineering firms, major integrated oil companies and chemical companies to operate and maintain pipelines for third-

party owners. In addition, in many instances it is more cost-effective for chemical companies to operate and maintain their own pipelines as opposed to contracting with the Other Operations segment to complete these tasks. Numerous engineering and construction firms compete with the Other Operations segment for pipeline construction business.

  Customers

        For the year ended December 31, 2008, no customer contributed more than 10% of consolidated revenue. However, in 2008 affiliates of Shell Oil Products U.S. ("Shell") contributed 12% of the Pipeline Operations and Terminalling and Storage segments' combined revenue. Approximately 6% of this revenue was generated by Shell in each of the Pipeline Operations segment and in the Terminalling and Storage segment. In 2007 and 2006, Shell contributed 10% and 11% of consolidated revenue, respectively. Approximately 3% of 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment. Approximately 5% of the 2006 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 6% of consolidated revenue was in the Terminalling and Storage segment.

Seasonality

        The Pipeline Operations and Terminalling and Storage segments' mix and volume of products transported and stored tends to vary seasonally. Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel. Overall, these segments have been only moderately seasonal, with somewhat lower than average volumes being transported and stored during March, April and May and somewhat higher than average volumes being transported and stored in November, December and January.

        The Energy Services segment's mix and volume of product sales tends to vary seasonally, with the fourth and first quarter volumes generally being higher than the second and third quarters, primarily due to the increased demand for home heating oil in the winter months.

Employees

        Except as noted below, Buckeye's Operating Subsidiaries are managed and operated by employees of Buckeye Pipe Line Services Company, a Pennsylvania corporation ("Services Company"). At December 31, 2008, Services Company had approximately 1,000 full-time employees, 188 of whom were represented by two labor unions. Approximately 20 people are employed directly by Lodi Gas and 20 people are employed directly by a subsidiary of BPH. Services Company is reimbursed by the Operating Subsidiaries for the cost of providing those employee services pursuant to a services agreement. The Operating Subsidiaries have never experienced any work stoppages or other significant labor problems.

Capital Expenditures

        Buckeye makes capital expenditures in order to maintain and enhance the safety and integrity of its pipelines, terminals, storage facilities and related assets, to expand the reach or capacity of its pipelines and terminals, to improve the efficiency of its operations and to pursue new business opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        During 2008, Buckeye made approximately $122.4 million of capital expenditures, of which $28.9 million related to sustaining capital projects and $93.5 million related to expansion and cost reduction projects.

        Buckeye expects to spend approximately $75.0 million to $100.0 million in capital expenditures in 2009, of which approximately $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures and $55.0 million to $70.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Major expansion and cost reduction expenditures in 2009 will include the completion of the Kirby Hills Phase II expansion, the completion of the additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye's pipeline in Connecticut to a third party's electric generation plant currently under construction.

Regulation

  General

        The Operating Subsidiaries are subject to extensive laws and regulations as well as regulatory oversight by numerous federal, state, and local departments and agencies, many of which are authorized by statute to issue rules and regulations binding on the pipeline industry, related businesses and individual participants. In some states, certain of the Operating Subsidiaries are subject to the jurisdiction of public utility commissions, which have authority over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets, and pipeline safety. The failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on Buckeye's operations increases the Operating Subsidiaries' cost of doing business and, consequently, affects Buckeye's profitability. However, except for certain exemptions that apply to smaller companies, Buckeye GP does not believe that the Operating Subsidiaries are affected in a significantly different manner by these laws and regulations than are Buckeye's competitors.

        Following is a discussion of certain laws and regulations affecting the Operating Subsidiaries. However, you should not rely on such discussion as an exhaustive review of all regulatory considerations affecting the Operating Subsidiaries operations.

  Rate Regulation

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

        The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index (currently the change in the Producer Price Index ("PPI") plus 1.3%) that FERC believes reflects cost changes appropriate for application to pipeline rates. Under FERC's rules, as one alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. The final rules became effective on January 1, 1995.

        The tariff rates of Wood River, BPL Transportation, Buckeye NGL and NORCO are governed by the generic FERC index methodology, and therefore are subject to change annually according to the index. If PPI +1.3% were to be negative, then Wood River, BPL Transportation, Buckeye NGL and NORCO could be required to reduce their rates if they exceed the new maximum allowable rate. For example, at December 31, 2008, PPI +1.3% was calculated to be 7.6%. Shippers may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC's standards.

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

        The Buckeye Pipe Line program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations. FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye Pipe Line's program. Buckeye GP cannot predict the impact that any change to Buckeye Pipe Line's rate program would have on Buckeye Pipe Line's operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

        Laurel operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission. Wood River operates a pipeline in intrastate service in Illinois, and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

        Lodi Gas owns and operates a natural gas storage facility in northern California under a Certificate of Public Convenience and Necessity originally granted by the California Public Utilities Commission ("CPUC") in 2000 and expanded in 2006 and 2008. Under the Hinshaw exemption to the Natural Gas Act, Lodi Gas is not subject to FERC rate regulation, but is regulated by the CPUC and other state and local agencies in California. Consistent with California regulatory policy, however, Lodi Gas is authorized to charge market-based rates and is not otherwise subject to rate regulation.

  Environmental Regulation

        The Operating Subsidiaries are subject to federal, state and local laws and regulations relating to the protection of the environment. Although Buckeye GP believes that the operations of the Operating Subsidiaries comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline operations, and there can be no assurance that material environmental liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from the operations of the Operating Subsidiaries, could result in substantial costs and liabilities to Buckeye. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters."

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

        Contamination resulting from spills or releases of refined petroleum products sometimes occurs in the petroleum pipeline industry. The Operating Subsidiaries' pipelines cross numerous navigable rivers and streams. Although Buckeye GP believes that the Operating Subsidiaries comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to Buckeye.

        The Resource Conservation and Recovery Act ("RCRA"), as amended, establishes a comprehensive program of regulation of "hazardous wastes." Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes. RCRA also regulates the disposal of certain non-hazardous wastes. As a result of these regulations, certain wastes typically generated by pipeline operations are considered "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could have a material adverse effect on Buckeye's maintenance capital expenditures and operating expenses.

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund," governs the release or threat of release of a "hazardous substance." Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to joint and several liability under CERCLA for the costs of clean-up and other remedial action. Pipeline maintenance and other activities in the ordinary course of business generate "hazardous substances." As a result, to the extent a hazardous substance generated by the Operating Subsidiaries or their predecessors may have been released or disposed of in the past, the Operating Subsidiaries may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency ("EPA"), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to its potential liability as a generator of a "hazardous substance," the property or right-of-way of the Operating Subsidiaries may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, the Operating Subsidiaries may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which costs could be material.

        The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the "Amendments"), imposes controls on the emission of pollutants into the air. The Amendments required states to develop facility-wide permitting programs to comply with new federal programs. Existing operating and air-emission requirements like those currently imposed on the Operating Subsidiaries are being reviewed by appropriate state agencies in connection with the new facility-wide permitting program. It is possible that new or more stringent controls will be imposed on the Operating Subsidiaries through this program.

        The Operating Subsidiaries are also subject to environmental laws and regulations adopted by the various states in which they operate. In certain instances, the regulatory standards adopted by the states are more stringent than applicable federal laws.

  Pipeline and Terminal Maintenance and Safety Regulation

        The pipelines operated by the Operating Subsidiaries are subject to regulation by the United States Department of Transportation ("DOT") under the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA"), which governs the design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products pipelines and requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain a plan of inspection and maintenance and to comply with such plans.

        The Pipeline Safety Reauthorization Act of 1988 requires coordination of safety regulation between federal and state agencies, testing and certification of pipeline personnel, and authorization of safety-related feasibility studies. Buckeye has a drug and alcohol testing program that complies in all material respects with the regulations promulgated by the Office of Pipeline Safety and DOT.

        HLPSA also requires, among other things, that the Secretary of Transportation consider the need for the protection of the environment in issuing federal safety standards for the transportation of hazardous liquids by pipeline. The legislation also requires the Secretary of Transportation to issue regulations concerning, among other things, the identification by pipeline operators of environmentally sensitive areas; the circumstances under which emergency flow restricting devices should be required on pipelines; training and qualification standards for personnel involved in maintenance and operation of pipelines; and the periodic integrity testing of pipelines in unusually sensitive and high-density population areas by internal inspection devices or by hydrostatic testing. Effective in August 1999, the DOT issued its Operator Qualification Rule, which required a written program by April 27, 2001, for ensuring operators are qualified to perform tasks covered by the pipeline safety rules. All persons performing covered tasks were required to be qualified under the program by October 28, 2002. Buckeye filed its written plan and has qualified its employees and contractors as required and requalified the employees under its plan in 2005. On March 31, 2001, DOT's rule for Pipeline Integrity Management in High Consequence Areas (Hazardous Liquid Operators with 500 or more Miles of Pipeline) became effective. This rule sets forth regulations that require pipeline operators to assess, evaluate, repair and validate the integrity of hazardous liquid pipeline segments that, in the event of a leak or failure, could affect populated areas, areas unusually sensitive to environmental damage or commercially navigable waterways. Under the rule, pipeline operators were required to identify line segments which could impact high consequence areas by December 31, 2001. Pipeline operators were required to develop "Baseline Assessment Plans" for evaluating the integrity of each pipeline segment by March 31, 2002 and to complete an assessment of the highest risk 50% of line segments by September 30, 2004, with full assessment of the remaining 50% by March 31, 2008. Pipeline operators are now required to re-assess each affected segment in intervals not to exceed five years. Buckeye has implemented an Integrity Management Program in compliance with the requirements of this rule.

        In December 2002, the Pipeline Safety Improvement Act of 2002 ("PSIA") became effective. The PSIA imposes additional obligations on pipeline operators, increases penalties for statutory and regulatory violations, and includes provisions prohibiting employers from taking adverse employment action against pipeline employees and contractors who raise concerns about pipeline safety within the company or with government agencies or the press. Many of the provisions of the PSIA are subject to regulations to be issued by the Department of Transportation. The PSIA also requires public education programs for residents, public officials and emergency responders and a measurement system to ensure the effectiveness of the public education program. Buckeye implemented a public education program that complies with these requirements and the requirements of the American Petroleum Institute Recommended Practice 1162.

        The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 ("PIPES Act"), which became effective on December 24, 2006, among other things, reauthorized HLPSA, strengthened damage prevention measures designed to protect pipelines from excavation damage, removed the exemption from regulation of pipelines operating at less than 20 percent of maximum yield strength in rural areas, and required pipeline operators to manage human factors in pipeline control centers, including controller fatigue. While the PIPES Act imposed additional operating requirements on pipeline operators, Buckeye GP does not believe that the costs of compliance with the PIPES Act are material, because many of the new requirements are already met in Buckeye's existing programs.

        Buckeye GP believes that the Operating Subsidiaries currently comply in all material respects with HLPSA, the PSIA, the PIPES Act and other pipeline safety laws and regulations. However, the industry, including Buckeye, will incur additional pipeline and tank integrity expenditures in the future, and Buckeye is likely to incur increased operating costs based on these and other government regulations. During 2008, Buckeye's integrity expenditures for these programs were approximately $17.7 million, of which $8.8 million was capitalized and $8.9 million was expensed. Buckeye expects 2009 integrity expenditures for these programs to be approximately $28.5 million, of which approximately $10.8 million will be capitalized and $17.7 million will be expense.

        The Operating Subsidiaries are also subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes. Buckeye GP believes that the Operating Subsidiaries' operations comply in all material respects with OSHA requirements, including general industry standards, record-keeping, hazard communication requirements, training and monitoring of occupational exposure to benzene, asbestos and other regulated substances.

        Buckeye GP cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations could increase operating costs and impose additional capital expenditure requirements, but Buckeye GP does not presently expect that such costs or capital expenditure requirements would have a material adverse effect on its results of operations or financial condition.

        Buckeye Energy Services operates a fleet of trucks to transport refined petroleum products in connection with the Energy Services segment's refined petroleum product marketing activities. Buckeye Energy Services is licensed to perform both intrastate and interstate motor carrier services. As a motor carrier, Buckeye Energy Services is subject to certain safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations.

Tax Considerations for Unitholders

        This section is a summary of material tax considerations that may be relevant to the holders ("Unitholders") of Buckeye's limited partner units ("LP Units"). It is based upon the Internal Revenue Code of 1986, as amended (the "Code"), regulations promulgated thereunder and current administrative rulings and court decisions, all of which are subject to change. Subsequent changes in such authorities may cause the tax consequences to vary substantially from the consequences described below.

        No attempt has been made in the following discussion to comment on all federal income tax matters affecting Buckeye or the Unitholders. Moreover, the discussion focuses on Unitholders who are individuals and who are citizens or residents of the United States and has only limited application to corporations, estates, trusts, non-resident aliens or other Unitholders subject to specialized tax treatment, such as tax-exempt institutions, foreign persons, individual retirement accounts, REITs or mutual funds.

UNITHOLDERS ARE URGED TO CONSULT, AND SHOULD DEPEND ON, THEIR OWN TAX ADVISORS IN ANALYZING THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OR DISPOSITION OF LP UNITS.

Characterization of Buckeye for Tax Purposes

        A partnership is not a taxable entity and incurs no federal income tax liability. Instead, partners are required to take into account their respective allocable shares of the items of income, gain, loss and deduction of Buckeye in computing their federal income tax liability, regardless of whether distributions are made. Distributions of cash by a partnership to a partner are generally not taxable unless the amount of cash distributed to a partner is in excess of the partner's tax basis in his partnership interest. Allocable shares of partnership tax items are generally determined by a partnership agreement. However, the IRS may disregard such an agreement in certain instances and re-determine the tax consequences of partnership operations to the partners.

        Section 7704 of the Code provides that publicly traded partnerships (such as Buckeye) will, as a general rule, be taxed as corporations. However, an exception to this rule exists with respect to any publicly traded partnerships of which 90% or more of its gross income for each taxable year consists of "qualifying income" (the "Qualifying Income Exception"). Qualifying income includes interest (other than interest generated by a financial or insurance business), dividends, real property rents, gains from the sale or disposition of real property, and most importantly for Unitholders "income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber)," and gain from the sale or disposition of capital assets that produce such income.

        Buckeye is engaged primarily in the refined petroleum products transportation business. Buckeye GP believes that at least 90% or more of Buckeye's current gross income constitutes, and has constituted, qualifying income and, accordingly, that Buckeye will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

        If Buckeye fails to meet the Qualifying Income Exception, other than a failure that is determined by the IRS to be inadvertent and that is cured within a reasonable time after discovery, Buckeye will be treated as if it had transferred all of its assets, subject to liabilities, to a newly formed corporation, on the first day of the year in which it fails to meet the Qualifying Income Exception, in return for stock in that corporation, and then distributed that stock to its Unitholders in liquidation of their interests in Buckeye. This contribution and liquidation should be tax-free to Unitholders and Buckeye so long as Buckeye, at that time, does not have liabilities in excess of the tax basis of its assets. Thereafter, Buckeye would be treated as a corporation for federal income tax purposes.

        If Buckeye was taxed as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Buckeye's items of income, gain, loss and deduction would be reflected only on Buckeye's tax return rather than being passed through to the Unitholders, and Buckeye's net income would be taxed to it at corporate rates. If Buckeye was taxed as a corporation, losses recognized by it would not flow through to our Unitholders. In addition, any distribution made by Buckeye to a Unitholder would be treated as either taxable dividend income, to the extent of current or accumulated earnings and profits, or, in the absence of earnings and profits, a nontaxable return of capital, to the extent of the Unitholder's tax basis in his units, or taxable capital gain, after the Unitholder's tax basis in his units is reduced to zero. Accordingly, Buckeye's taxation as a corporation would result in a material reduction in a Unitholder's cash flow and after-tax return and thus would likely result in a substantial reduction in the value of the LP Units.

Allocation of Partnership Income, Gain, Loss and Deduction

        Buckeye's items of income, gain, loss and deduction will generally be allocated among Buckeye GP and the Unitholders in accordance with their respective percentage interests in Buckeye.

        Certain items of Buckeye's income, gain, loss or deduction will be allocated as required or permitted by Section 704(c) of the Code to account for the difference between the tax basis and fair market value of property contributed to Buckeye. Allocations will also be made to account for the difference between the fair market value of Buckeye's assets and their tax basis at the time of any offering.

        In addition, certain items of recapture income which Buckeye recognizes on the sale of any of its assets will be allocated to the extent provided in regulations and Buckeye's partnership agreement which generally require such depreciation recapture to be allocated to the partner who (or whose predecessor in interest) was allocated the deduction giving rise to the treatment of such gain as recapture income.

Treatment of Partnership Distributions

        Buckeye's distributions to a Unitholder generally will not be taxable for federal income tax purposes to the extent of the Unitholder's tax basis in its LP Units immediately before the distribution. Distributions in excess of a Unitholder's tax basis generally will be gain from the sale or exchange of the LP Units, taxable in accordance with the rules described under "Disposition of LP Units," set forth below. Any reduction in a Unitholder's share of Buckeye's liabilities for which no partner, including Buckeye GP, bears the economic risk of loss ("nonrecourse liabilities") will be treated as a distribution of cash to that Unitholder.

        A decrease in a Unitholder's percentage interest in Buckeye because of Buckeye's issuance of additional LP Units will decrease such Unitholder's share of Buckeye's nonrecourse liabilities, and thus will result in a corresponding deemed distribution of cash. This deemed distribution may constitute a non-pro rata distribution. A non-pro rata distribution of money or property may result in ordinary income to a Unitholder if such distribution reduces the Unitholder's share of Buckeye's "unrealized receivables," including depreciation recapture or substantially appreciated "inventory items," both as defined in Section 751 of the Code (collectively, "Section 751 Assets").

Basis of LP Units

        A Unitholder will have an initial tax basis for its LP Units equal to the amount paid for the LP Units plus its share of Buckeye's liabilities. A Unitholder's tax basis will be increased by his share of Buckeye's income and by any increase in his share of Buckeye's liabilities. A Unitholder's tax basis will be decreased, but not below zero, by its share of Buckeye's distributions, by its share of Buckeye's losses, by any decrease in its share of Buckeye's liabilities and by its share of Buckeye's expenditures that are not deductible in computing Buckeye's taxable income and are not required to be capitalized.

Tax Treatment of Operations

        Buckeye uses the adjusted tax basis of its various assets for purposes of computing depreciation and cost recovery deductions and gain or loss on any disposition of such assets. If Buckeye disposes of depreciable property, all or a portion of any gain may be subject to the recapture rules and taxed as ordinary income rather than capital gain.

        The costs incurred in promoting the issuance of LP Units (i.e., syndication expenses) must be capitalized and cannot be deducted by Buckeye currently, ratably or upon Buckeye's termination. Uncertainties exist regarding the classification of costs as organization expenses, which may be amortized, and as syndication expenses, which may not be amortized.

Section 754 Election

        Buckeye has made the election permitted by Section 754 of the Code, which effectively permits Buckeye to adjust the tax basis of its assets to each purchaser of Buckeye's LP Units from another Unitholder pursuant to Section 743(b) of the Code to reflect the purchaser's purchase price. The Section 743(b) adjustment is intended to provide a purchaser with the equivalent of an adjusted tax basis in the purchaser's share of Buckeye's assets equal to the value of such share that is indicated by the amount that the purchaser paid for the LP Units.

        A Section 754 election is advantageous if the transferee's tax basis in the transferee's LP Units is higher than such LP Units' share of the aggregate tax basis of Buckeye's assets immediately prior to the transfer because the transferee would have, as a result of the election, a higher tax basis in the transferee's share of Buckeye's assets. Conversely, a Section 754 election is disadvantageous if the transferee's tax basis in the transferee's LP Units is lower than such LP Units' share of the aggregate tax basis of Buckeye's assets immediately prior to the transfer. The Section 754 election is irrevocable without the consent of the IRS.

        Buckeye intends to compute the effect of the Section 743(b) adjustment so as to preserve the ability to determine the tax attributes of an LP Unit from its date of purchase and the amount paid therefore. In that regard, Buckeye has adopted depreciation and amortization conventions that may not conform with all aspects of applicable Treasury Regulations, though Buckeye believes that they do conform to Section 743(b) of the Code.

        The calculations involved in the Section 754 election are complex and are made by Buckeye on the basis of certain assumptions as to the value of assets and other matters. There is no assurance that the determinations made by Buckeye will prevail if challenged by the IRS and that the deductions resulting from them will not be reduced or disallowed altogether.

Notification Requirements

        A Unitholder who sells or exchanges LP Units is required to notify Buckeye in writing of that sale or exchange within 30 days after the sale or exchange and in any event by no later than January 15 of the year following the calendar year in which the sale or exchange occurred. Buckeye is required to notify the IRS of that transaction and to furnish certain information to the transferor and transferee. However, these reporting requirements do not apply with respect to a sale by an individual who is a citizen of the United States and who effects the sale or exchange through a broker. Failure to satisfy these reporting obligations may lead to the imposition of substantial penalties by the IRS.

Constructive Termination

        Buckeye will be considered terminated if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of measuring whether the 50% threshold is reached, multiple sales of the same interest are counted only once. Any such termination would result in the closing of Buckeye's taxable year for all Unitholders. In the case of a Unitholder reporting on a taxable year that does not end with Buckeye's taxable year, the closing of the taxable year may result in more than 12 months of taxable income or loss being includable in that Unitholder's taxable income for the year of termination. New tax elections required to be made by Buckeye, including a new election under Section 754 of the Code, must be made subsequent to a termination and a termination could result in a deferral of deductions for depreciation. A termination could also result in penalties if Buckeye was unable to determine that the termination had occurred. Moreover, a termination might either accelerate the application of, or subject Buckeye to, any tax legislation enacted prior to the termination.

Alternative Minimum Tax

        Each Unitholder will be required to take into account his share of items of income, gain, loss or deduction for purposes of the alternative minimum tax. A portion of depreciation deductions may be treated as an item of tax preference for this purpose. A Unitholder's alternative minimum taxable income derived from Buckeye may be higher than his share of Buckeye's net income because Buckeye may use accelerated methods of depreciation for federal income tax purposes. Prospective Unitholders should consult their tax advisors as to the impact of an investment in LP Units on their liability for the alternative minimum tax.

Loss Limitations

        The deduction by a Unitholder of that Unitholder's allocable share of Buckeye's losses will be limited to the amount of that Unitholder's tax basis in his or her LP Units and, in the case of an individual Unitholder or a corporate Unitholder who is subject to the "at risk" rules (generally, certain closely-held corporations), to the amount for which the Unitholder is considered to be "at risk" with respect to Buckeye's activities, if that is less than the Unitholder's tax basis. A Unitholder must recapture losses deducted in previous years to the extent that distributions cause the Unitholder's at risk amount to be less than zero at the end of any taxable year. Losses disallowed to a Unitholder or recaptured as a result of these limitations will carry forward and will be allowable as a deduction to the extent that his at-risk amount is subsequently increased, provided such losses do not exceed such Unitholder's tax basis in his LP Units. Upon the taxable disposition of an LP Unit, any gain recognized by a Unitholder can be offset by losses that were previously suspended by the at risk limitation but may not be offset by losses suspended by the basis limitation.

        In general, a Unitholder will be at risk to the extent of the Unitholder's tax basis in the Unitholder's LP Units, excluding any portion of that basis attributable to the Unitholder's share of Buckeye's nonrecourse liabilities, reduced by (i) any portion of that basis representing amounts otherwise protected against loss because of a guarantee, stop loss agreement or other similar arrangement and (ii) any amount of money the Unitholder borrows to acquire or hold the Unitholder's LP Units if the lender of such borrowed funds owns an interest in Buckeye, is related to such a person or can look only to LP Units for repayment. A Unitholder's at risk amount will increase or decrease as the tax basis of the Unitholder's LP Units increases or decreases, other than tax basis increases or decreases attributable to increases or decreases in the Unitholder's share of Buckeye's nonrecourse liabilities.

        The passive loss limitations generally provide that individuals, estates, trusts, certain closely-held corporations and personal service corporations can deduct losses from passive activities, which include any trade or business activity in which the taxpayer does not materially participate, only to the extent of the taxpayer's income from those passive activities. Moreover, the passive loss limitations are applied separately with respect to each publicly traded partnership. Consequently, any passive losses generated by Buckeye will only be available to Unitholders who are subject to the passive loss rules to offset future passive income generated by Buckeye and, in particular, will not be available to offset income from other passive activities, investments or salary. Passive losses that are not deductible because they exceed a Unitholder's share of income may be deducted in full when the Unitholder disposes of the Unitholder's entire investment in Buckeye in a fully taxable transaction to an unrelated party. The passive activity loss rules are applied after other applicable limitations on deductions such as the at-risk rules and the basis limitation.

Deductibility of Interest Expense

        The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment, gain attributable to the disposition of property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at special capital gains rates) and portfolio income (determined pursuant to the passive loss rules as income not derived from a trade or business) reduced by certain expenses (other than interest) which are directly connected with the production of such income. Property that generates passive losses under the passive loss rules is not generally treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for purposes of the limitation on the deductibility of investment interest. Furthermore, a Unitholder's investment income attributable to its LP Units will also include its allocable share of Buckeye's portfolio income. A Unitholder's investment interest expense will include its allocable share of Buckeye's interest expense attributable to portfolio investments.

Valuation of Partnership Properties

        The federal income tax consequences of the ownership and disposition of LP Units will depend in part on Buckeye's estimates of the fair market values and its determination of the adjusted tax basis of its assets. Buckeye will make many of the fair market value estimates itself. These estimates and determinations are subject to challenge and will not be binding on the IRS or the courts. If such estimates or determinations of basis are subsequently found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Unitholders might change, and Unitholders might be required to adjust their tax liability for prior years.

Withholding

        If Buckeye was required or elected under applicable law to pay any federal, state or local income tax on behalf of any Unitholder, Buckeye is authorized to pay those taxes from its funds. Such payment, if made, will be treated as a distribution of cash to the Unitholder on whose behalf the payment was made. If the payment is made on behalf of a person whose identity cannot be determined, Buckeye is authorized to treat the payment as a distribution to a current Unitholder.

Disposition of LP Units

        A Unitholder will recognize gain or loss on a sale of LP Units equal to the difference between the amount realized and the Unitholder's tax basis in the LP Units sold. A Unitholder's amount realized is measured by the sum of the cash and the fair market value of other property received plus his share of Buckeye's liabilities. Because the amount realized includes a Unitholder's share of Buckeye's liabilities, the gain recognized on the sale of LP Units could result in a tax liability in excess of any cash received from such sale.

        Gain or loss recognized by a Unitholder, other than a "dealer" in LP Units, on the sale or exchange of an LP Unit will generally be a capital gain or loss. Capital gain recognized on the sale of LP Units by an individual Unitholder held for more than one year will generally be taxed at a maximum rate of 15% (such rate to be increased to 20% for taxable years beginning after December 31, 2010). A portion of this gain or loss (which could be substantial), however, will be separately computed and will be classified as ordinary income or loss under Section 751 of the Code to the extent attributable to assets giving rise to depreciation recapture or other unrealized receivables or to inventory items owned by Buckeye. Ordinary income attributable to Section 751 may exceed net taxable gain realized upon the sale of the LP Units and will be recognized even if there is a net taxable loss realized on the sale of the LP Units. Thus, a Unitholder may recognize both ordinary income and a capital loss upon a disposition of LP Units. Net capital loss may offset no more than $3,000 ($1,500 in the case of a married individual filing a separate return) of ordinary income in the case of individuals and may only be used to offset capital gain in the case of corporations.

        The IRS has ruled that a partner who acquires interests in a partnership in separate transactions must combine those interests and maintain a single adjusted tax basis. Upon a sale or other disposition of less than all of such interests, a portion of that tax basis must be allocated to the interests sold based upon relative fair market values. On the other hand, a selling partner who can identify partnership interests transferred with an ascertainable holding period may elect to use the actual holding period of Buckeye interests transferred. A partner electing to use the actual holding period of partnership interests transferred must consistently use that identification method for all later sales or exchanges of partnership interests.

        Specific provisions of the Code affect the taxation of some financial products and securities, including partnership interests, by treating a taxpayer as having sold an "appreciated" partnership interest, one in which gain would be recognized if it were sold, assigned or terminated at its fair market value, if the taxpayer or related persons enter(s) into:

  •
  a short sale;

  •
  an offsetting notional principal contract; or

  •
  a futures or forward contract with respect to the partnership interest or substantially identical property.

        Moreover, if a taxpayer has previously entered into a short sale, an offsetting notional principal contract or a futures or forward contract with respect to the partnership interest, the taxpayer will be treated as having sold that position if the taxpayer or a related person then acquires the partnership interest or substantially identical property. The Secretary of the Treasury is also authorized to issue regulations that treat a taxpayer that enters into transactions or positions that have substantially the same effect as the preceding transactions as having constructively sold the financial position.

Unrelated Business Taxable Income

        Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income and each such entity must file a tax return for each year in which it has more than $1,000 of gross income from unrelated business activities. Buckeye GP believes that substantially all of Buckeye's gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity's share of Buckeye's deductions directly connected with carrying on such unrelated trade or business are allowed in computing the entity's taxable unrelated business income. ACCORDINGLY, TAX-EXEMPT ENTITIES, SUCH AS INDIVIDUAL RETIREMENT ACCOUNTS, PENSION PLANS AND CHARITABLE TRUSTS, ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS OF THEIR OWNERSHIP OF LP UNITS.

Foreign Unitholders

        Non-resident aliens and foreign corporations, trusts or estates which hold LP Units will be considered to be engaged in business in the United States on account of ownership of LP Units. As a consequence they will be required to file U.S. federal tax returns in respect of their share of Buckeye's income, gain, loss or deduction and pay U.S. federal income tax at regular rates on any net income or gain. Generally, a partnership is required to pay a withholding tax on the portion of the partnership's income which is effectively connected with the conduct of a United States trade or business and which is allocable to the foreign partners, regardless of whether any actual distributions have been made to such partners. However, under rules applicable to publicly traded partnerships, taxes may be withheld at the highest marginal rate applicable to individuals on actual cash distributions made to foreign

Unitholders who obtain a taxpayer identification number from the IRS and submit that number to the transfer agent of the publicly traded partnership.

        Because a foreign corporation that owns LP Units will be treated as engaged in a United States trade or business, such a corporation will also be subject to United States branch profits tax at a rate of 30% (or any applicable lower treaty rate) of the portion of any reduction in the foreign corporation's "U.S. net equity," which is the result of Buckeye's activities. In addition, such Unitholder is subject to special information reporting requirements under Section 6038C of the Code.

        In a published ruling, the IRS has taken the position that gain realized by a foreign partner who sells or otherwise disposes of a limited partnership unit will be treated as effectively connected with a United States trade or business of the foreign partner, and thus subject to federal income tax, to the extent that such gain is attributable to appreciated personal property used by the limited partnership in a United States trade or business. Moreover, a foreign partner is subject to federal income tax on gain realized on the sale or disposition of a unit to the extent that such gain is attributable to appreciated United States real property interests; however, a foreign Unitholder will not be subject to federal income tax under this rule unless such foreign Unitholder has owned more than 5% in value of Buckeye's LP Units during the five-year period ending on the date of the sale or disposition, provided the LP Units are regularly traded on an established securities market at the time of the sale or disposition.

Regulated Investment Companies

        A regulated investment company, or "mutual fund," is required to derive 90% or more of its gross income from specific sources including interest, dividends and gains from the sale of stocks or securities, foreign currency or specified related sources, and net income derived from the ownership of an interest in a "qualified publicly traded partnership." Buckeye expects that it will meet the definition of a "qualified publicly traded partnership."

State Tax Treatment

        During 2008, Buckeye owned property or conducted business in the states of California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Virginia, West Virginia, and Wisconsin. A Unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have proposed that Buckeye withhold a percentage of income attributable to Partnership operations within the state for Unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular Unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident Unitholder from the obligation to file a state income tax return.

Certain Tax Consequences to Unitholders

        Upon formation of Buckeye in 1986, Buckeye GP elected twelve-year straight-line depreciation for tax purposes. For this reason, starting in 1999, the amount of depreciation available to Buckeye has been reduced significantly and taxable income has increased accordingly. Unitholders, however, will continue to offset Buckeye income with the amortization of their respective Section 743(b) adjustments (which, effectively, allow Unitholders who purchase LP Units other than directly from Buckeye to increase their share of the common basis of Buckeye's assets to their purchase price). Each Unitholder's tax situation will differ depending upon the price paid and when LP Units were purchased. Notwithstanding the additional taxable income beginning in 1999, the current cash distributions exceed expected tax payments. In addition, gain recognized on the sale of LP Units will, generally, result in taxable ordinary income as a consequence of depreciation recapture. UNITHOLDERS ARE ENCOURAGED TO CONSULT THEIR PROFESSIONAL TAX ADVISORS REGARDING THE TAX IMPLICATIONS TO THEIR OWNERSHIP OF LP UNITS.

Available Information

        Buckeye files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The public can obtain any documents that Buckeye files with the SEC at http://www.sec.gov. Buckeye also makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through Buckeye's Internet website, www.buckeye.com. Buckeye is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        You can also find information about Buckeye at the offices of the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of Buckeye GP provided such certification to the NYSE in 2008 without qualification. In addition, the certifications of Buckeye GP's Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to Buckeye's Annual Report on Form 10-K.

Item 1A.    Risk Factors

        In this Item 1A, references to "we", "us" and "our" mean Buckeye Partners, L.P. and its consolidated subsidiaries.

Risks Inherent in our Business

         Changes in petroleum demand and distribution may adversely affect our business. In addition, the current economic downturn could result in lower demand for a sustained period of time.

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

        In addition, in December 2007, Congress enacted the "Energy Independence and Security Act of 2007," which, among other provisions, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. These statutory mandates may have the impact over time of reducing the demand for refined petroleum products in certain markets, particularly with respect to gasoline. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

        Energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies also could adversely affect our business. We cannot predict or control the effect of these factors on us or our Operating Subsidiaries.

        Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results may also be affected by uncertain or changing economic conditions with certain regions, including the challenges that are currently affecting economic conditions in the entire United States. If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

         Competition could adversely affect our operating results.

        Generally, pipelines are the lowest cost method for long-haul overland movement of refined petroleum products. Therefore, our most significant competitors for large volume shipments are other existing pipelines, some of which are owned or controlled by major integrated oil companies. In addition, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with us in particular locations. For example, Buckeye is aware of a proposed pipeline system in the Rocky Mountain region that would compete directly with Buckeye NGL's pipeline transportation services. This competition could ultimately reduce the volumes of natural gas liquids that are transported by Buckeye NGL if the proposed pipeline system becomes operational.

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

        Additionally, our Lodi Gas facility competes primarily with other storage facilities in the storage of natural gas. Some of our competitors may have greater financial resources and access to greater supplies of natural gas than our Lodi Gas facility does. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for the services we provide to our customers. Increased competition could reduce the volumes of natural gas stored by us and could adversely affect our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.

        Finally, our Energy Services segment buys and sells refined petroleum products in connection with its marketing activities, and must compete with the major integrated oil companies, their marketing affiliates, and independent brokers and marketers of widely varying sizes, financial resources and experience. Some of these companies have superior access to capital resources, which could affect our ability to effectively compete with them.

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

        Some of the assets we have acquired have been used for many years to distribute, store or transport petroleum products. Releases from terminals or along pipeline rights-of-way may have occurred prior to our acquisition. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past, it could adversely affect our financial position, results of operations, and cash flows.

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

        Our businesses are subject to the risks of nonpayment and nonperformance by our customers. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use letters of credit, prepayments and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our financial condition and results of operations. Some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. In addition, volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us.

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

        During 2007, the Department of Homeland Security promulgated the Chemical Facility Anti-Terrorism Standards ("CFATS") to regulate the security of facilities considered to have "high risk" chemicals. Buckeye has submitted to the Department of Homeland Security certain required information concerning its facilities in compliance with CFATS and, as a result, several of Buckeye's facilities have been determined to be initially tiered as "high risk" by the Department of Homeland Security. Due to this determination, Buckeye is required to prepare a security vulnerability assessment and possibly develop and implement site security plans required by CFATS. At this time, Buckeye does not believe that compliance with CFATS will have a material effect on its business.

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

        Our estimates regarding earnings, operating cash flow and capital expenditures resulting from the Lodi Gas or Farm & Home acquisitions may prove to be incorrect. Additionally, we may encounter difficulties in the assimilation of the new businesses, we may experience unanticipated inefficiencies or costs, and we may lose customers or key employees. In addition, both the gas storage business of Lodi Gas and the marketing business of Farm & Home expand our operations and the types of businesses in which we engage, posing additional challenges in the integration of these new businesses.

         Our natural gas storage business depends on third party pipelines to transport natural gas.

        We depend on Pacific Gas and Electric's intrastate gas pipelines to move our customers' natural gas to and from our Lodi Gas facility. Any interruption of service or decline in utilization on the pipelines or adverse change in the terms and conditions of service for the pipelines could have a material adverse effect on the ability of our customers to transport natural gas to and from the Lodi Gas facility, and could have a corresponding material adverse effect on our storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities could affect the utilization and value of our storage services.

         A significant decrease in the production of natural gas could have a significant financial impact on us.

        Our profitability is materially affected by the volume of natural gas stored by us. A material change in the supply or demand of natural gas could result in a decline in the volume of natural gas delivered to the Lodi Gas facility for storage, thereby reducing our revenues and operating income.

         Our results could be adversely affected by volatility in the price of refined petroleum products and the value of natural gas storage services. In addition, our risk management policies cannot eliminate all commodity risk and any noncompliance with our risk management policies could result in significant financial losses.

        The Energy Services segment buys and sells refined petroleum products in connection with its marketing activities. The Natural Gas Storage segment stores natural gas for, and loans natural gas to, its customers for fixed periods of time. If the values of refined petroleum products or natural gas storage services change in a direction or manner that we do not anticipate, we could experience financial losses from these activities. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operations. Although the Natural Gas Storage segment does not purchase or sell natural gas, the value of natural gas storage services generally changes based on changes in the relative prices of natural gas over different delivery periods. Our Energy Services segment follows risk management practices that are designed to minimize its commodity risk and the Natural Gas Storage segment has adopted risk management policies that are designed to manage the risks associated with its storage business. These practices and policies cannot, however, eliminate all price and price-related risks.

        With respect to our Energy Services segment, it is our practice to maintain a position that is substantially balanced between commodity purchases, on the one hand, and expected commodity sales or future delivery obligations, on the other hand. Through these transactions, we seek to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third party users, such as wholesalers or retailers. While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these sales transactions. In addition, we are also exposed to basis risks in our hedging activities that arise when a commodity, such as ultra low sulfur diesel, is purchased at one pricing index but must be hedged against another commodity type, such as heating oil, because of limitations in the markets for derivative products. We are also susceptible to basis risk created when we hedge a commodity based on prices at a certain location, such as the New York Harbor, and enter into a sale or exchange of that commodity at another location, such as Macungie, Pennsylvania, where prices and price changes might differ from the prices and price changes at the location upon which the hedging instrument is based.

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

         Our general partner and its affiliates may have conflicts with Buckeye.

        The directors and officers of our general partner and its affiliates have fiduciary duties to manage the general partner in a manner that is beneficial to its sole member, BGH. At the same time, the general partner has fiduciary duties to manage Buckeye in a manner that is beneficial to our partners. Therefore, the general partner's duties to us may conflict with the duties of its officers and directors to its sole member.

        Such conflicts may arise from, among others, the following factors:

  •
  decisions by our general partner regarding the amount and timing of our cash expenditures, borrowings and issuances of additional limited partner units or other securities can affect the amount of incentive distribution payments we make to our general partner;

  •
  under our partnership agreement we reimburse the general partner for the costs of managing and operating Buckeye; and

  •
  under our partnership agreement, it is not a breach of our general partner's fiduciary duties for affiliates of our general partner to engage in activities that compete with us.

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

        Our general partner owes fiduciary duties to our Unitholders. Provisions of our partnership agreement and partnership agreements for each of our operating partnerships, however, contain language limiting the liability of the general partner to the Unitholders for actions or omissions taken in good faith which do not involve gross negligence or willful misconduct. In addition, these partnership agreements grant broad rights of indemnification to the general partner and its directors, officers, employees and affiliates.

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

         Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to Unitholders would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in LP Units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this.

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

        If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to Unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to Unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to holders of our LP Units, likely causing a substantial reduction in the value of our LP Units.

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

        If you sell your LP Units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those LP Units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your LP Units, the amount, if any, of such prior excess distributions with respect to the LP Units you sell will, in effect, become taxable income to you if you sell such LP Units at a price greater than your tax basis in those LP Units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion and depreciation recapture. In addition, because the amount realized includes a Unitholder's share of our nonrecourse liabilities, if you sell your LP Units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

         A Unitholder whose LP Units are loaned to a "short seller" to cover a short sale of LP Units may be considered as having disposed of those LP Units. If so, he would no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan and may recognize gain or loss from the disposition.

        Because a Unitholder whose LP Units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan to the short seller and the Unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the Unitholder and any cash distributions received by the Unitholder as to those LP Units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their LP Units.

         We will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the Unitholders. The IRS may challenge this treatment, which could adversely affect the value of the LP Units.

        When we issue additional LP Units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our Unitholders and Buckeye GP. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain Unitholders and Buckeye GP, which may be unfavorable to such Unitholders. Moreover, under our valuation methods, subsequent purchasers of LP Units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between Buckeye GP and certain of our Unitholders. A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our Unitholders. It also could affect the amount of gain from our Unitholders' sale of LP Units and could have a negative impact on the value of the LP Units or result in audit adjustments to our Unitholders' tax returns without the benefit of additional deductions.

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

        In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own property and conduct business in a number of states in the United States. Most of these states impose an income tax on individuals, corporations, and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all foreign, federal, state, and local tax returns.

         We have a subsidiary that is treated as a corporation for federal income tax purposes and subject to corporate-level income taxes.

        We conduct a portion of our operations through a subsidiary that is a corporation for federal income tax purposes. We may elect to conduct additional operations in corporate form in the future. The corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to our Unitholders. If the IRS were to successfully assert that the corporate subsidiary has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution would be further reduced.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Buckeye is managed primarily from two leased commercial business offices located in Breinigsville, Pennsylvania and Houston, Texas that are approximately 75,000 and 20,000 square feet in size, respectively.

        In general, Buckeye's pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of the Operating Subsidiaries' rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. The Operating Subsidiaries have not experienced any revocations or lapses of such rights which were material to their business or operations, and Buckeye GP has no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, pumping stations and terminal facilities are located on land owned by the Operating Subsidiaries. Buckeye has leases for subsurface underground gas storage rights and surface rights in connection with its operations in the Natural Gas Storage segment.

        See Item 1 for a description of the location and general character of the Operating Subsidiaries' material property.

        Buckeye GP believes that the Operating Subsidiaries have sufficient title to their material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct their business substantially in accordance with past practice. Although in certain cases the Operating Subsidiaries' title to assets and properties or their other rights, including their rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, none of such imperfections are expected by Buckeye GP to interfere materially with the conduct of the Operating Subsidiaries' businesses.

Item 3.    Legal Proceedings

        Buckeye, in the ordinary course of business, is involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. Buckeye GP is unable to predict the timing or outcome of these claims and proceedings.

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

        Although there is no material environmental litigation pending against Buckeye or the Operating Subsidiaries at this time, claims may be asserted in the future under various federal and state laws, and the amount of any potential liability associated with such claims cannot be estimated.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        In December 2008, Buckeye began a consent solicitation of its Unitholders to approve the terms of Buckeye's 2009 Long-Term Incentive Plan (the "Incentive Plan"). The expiration date of the consent solicitation is 11:59 p.m., eastern standard time, on March 20, 2009.

        As further described in the consent solicitation statement, the Incentive Plan is intended to assist Buckeye, Buckeye GP, and their affiliates in attracting and retaining independent directors, officers and key employees of outstanding competence. The Incentive Plan provides for the grant to participants of Phantom Units and Performance Units and in certain cases Distribution Equivalent Rights which provide the participant with a right to a cash payment based on distributions made by Buckeye to its Unitholders. Adoption of the Incentive Plan requires the affirmative consents of Unitholders who held a majority of the LP Units outstanding as of the close of business on November 26, 2008.

PART II

Item 5.    Market for the Registrant's LP Units, Related Unitholder Matters, and Issuer Purchases of LP Units

        The LP Units are listed and traded on the New York Stock Exchange. The high and low sales prices of the LP Units in 2008 and 2007, as reported in the New York Stock Exchange Composite Transactions, were as follows:

	2008		2007
Quarter	High	Low	High	Low
First	$51.09	$43.66	$52.75	$46.00
Second	50.00	42.65	54.80	48.79
Third	44.54	36.08	55.19	44.40
Fourth	42.39	22.00	55.54	47.50

        On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit. On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, Buckeye issued an additional 208,600 LP Units at $48.25 per LP Unit. Total proceeds from the offering, including the overallotment option and after underwriter's discount of $0.75 per LP Unit and offering expenses, were approximately $82.2 million, and were used to reduce amounts outstanding under Buckeye's revolving credit facility.

        On August 8, 2007, Buckeye issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit. Total proceeds from the offering, after underwriter's discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million, and were used to reduce amounts outstanding under Buckeye's revolving credit facility.

        On December 4, 2007, Buckeye issued 2.0 million LP Units in an underwritten public offering at $47.30 per LP Unit. Total proceeds from the offering, after underwriter's discount of $1.00 per LP Unit and offering expenses, were approximately $94.5 million, and were used to reduce amounts outstanding under Buckeye's revolving credit facility and to pre-fund a portion of the amounts required for the acquisition of the member interests in Lodi Gas in January 2008.

        On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of 6.05% Notes due 2018 (the "6.05% Notes") in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million, and were used to partially pre-fund a portion of the amount required for the acquisition of the member interests in Lodi Gas in January 2008. In connection with this debt offering, Buckeye settled two interest rate swaps associated with the 6.05% Notes, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of the 6.05% Notes.

        On March 26, 2008, Buckeye issued 2.6 million LP Units in an underwritten public offering at $42.86 per LP Unit. Total proceeds from the offering, after underwriter's discount of $1.79 per LP Unit and offering expenses, were approximately $113.1 million, and were used to reduce amounts outstanding under Buckeye's revolving credit facility.

        Buckeye has gathered tax information from its known Unitholders and from brokers/nominees and, based on the information collected, Buckeye estimates its number of beneficial Unitholders to be approximately 62,500 at December 31, 2008.

        Cash distributions paid to Unitholders during 2007 and 2008 were as follows:

Record Date	Payment Date	Amount Per LP Unit
February 6, 2007	February 28, 2007	$0.7875
May 7, 2007	May 31, 2007	0.8000
August 6, 2007	August 31, 2007	0.8125
November 5, 2007	November 30, 2007	0.8250
February 5, 2008	February 29, 2008	$0.8375
May 9, 2008	May 30, 2008	0.8500
August 8, 2008	August 29, 2008	0.8625
November 7, 2008	November 28, 2008	0.8750

        On February 2, 2009, the Board of Directors of Buckeye approved a distribution of $0.8875 per LP Unit payable on February 27, 2009 to Unitholders of record on February 12, 2009.

Item 6.    Selected Financial Data

        The following tables set forth, for the period and at the dates indicated, Buckeye's income statement and balance sheet data for each of the last five years. The tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per unit amounts)
Income Statement Data:
Revenue(1)	$1,896,652	$519,347	$461,760	$408,446	$323,543
Depreciation and amortization	55,299	44,651	44,039	36,760	25,983
Operating income(1)	253,621	202,080	177,067	161,313	122,144
Interest and debt expense	74,387	50,378	52,113	43,357	27,614
Net income(1)(2)	184,389	155,356	110,240	99,958	82,962
Net income per limited partner unit—diluted	3.15	3.03	2.64	2.69	2.76
Distributions per limited partner unit	3.43	3.23	3.03	2.83	2.64

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Total assets(1)	$3,034,410	$2,133,652	$1,995,470	$1,816,867	$1,534,119
Long-term debt	1,445,722	849,177	994,127	899,077	797,270
General Partner's (deficit) capital	(6,680)	(1,005)	1,964	2,529	2,549
Limited Partners' capital	1,201,144	1,100,346	807,488	756,531	603,409
Accumulated other comprehensive (loss) income	(18,967)	(9,169)	785	—	—

(1)
Substantial increases in revenue, operating income, net income, and total assets resulted from the acquisitions of Lodi Gas and Farm & Home in 2008. See Note 3 to Buckeye's consolidated financial statements for further discussions.

(2)
Net income was $38.9 million, $30.0 million and $6.6 million higher in 2008, 2007 and 2006, respectively, due to the recharacterization, which was effective in the fourth quarter of 2006, of incentive compensation payments to Buckeye GP as equity distributions rather than compensation payments. See Note 2 to Buckeye's consolidated financial statements for further discussion.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides an analysis of the results for each of Buckeye Partners. L.P.'s ("Buckeye") operating segments, an overview of its liquidity and capital resources and other items related to Buckeye. This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

        Buckeye's primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement Buckeye's existing asset base, improve operating efficiencies, and allow increased cash distributions to Unitholders.

        Buckeye's principal line of business is the transportation, terminalling and storage of petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of petroleum products on a fee basis through facilities owned and operated by Buckeye. Buckeye also operates pipelines owned by third parties under contracts with major integrated oil and chemical companies, and performs certain construction activities, generally for the owners of those third-party pipelines.

        On January 18, 2008, Buckeye acquired Lodi Gas Storage, L.L.C. ("Lodi Gas"). Lodi Gas owns and operates a natural gas storage facility in northern California. Lodi Gas currently provides approximately 33 billion cubic feet ("Bcf") of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric's intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

        On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC ("Farm & Home"), a seller of refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania. When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008. The assets and liabilities and results of operations of Farm & Home's retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008. On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC ("BES"), with BES continuing as the surviving entity. This merger did not impact the operations of Buckeye.

        With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments: Natural Gas Storage and Energy Services. Effective in the first quarter of 2008, Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations. See Note 26 for a more detailed discussion of Buckeye's operating segments.

        Major items impacting Buckeye's results in 2008 include:

Income Statement

  •
  Contributions from the Lodi Gas and Farm & Home acquisitions in January and February 2008, respectively, as well as five additional terminal acquisitions in the Terminalling and Storage and Pipeline Operations segments in 2008. Buckeye also made three terminal acquisitions in the Terminalling and Storage segment during 2007;

  •
  An increase in costs and expenses primarily associated with additional operations resulting from internal growth projects and acquisitions; and

  •
  A reduction in Pipeline Operations product transportation volumes of 4.5% in 2008 as compared to 2007.

Balance Sheet and Capital Structure

  •
  The completion of the seven acquisitions in 2008 as set forth above for aggregate consideration of approximately $667.5 million that were financed with a combination of debt and equity;

  •
  Capital expenditures for internal growth projects of $93.5 million;

  •
  The sale of $300.0 million aggregate principal amount of 6.05% Notes due 2018 for net proceeds of $298.0 million;

  •
  The sale of approximately 2.6 million limited partner units in 2008 for net proceeds of approximately $113.1 million; and

  •
  The replacement of an existing working capital facility assumed in the Farm & Home acquisition with a new $175.0 million working capital facility that matures in May 2011.

Results of Operations

Consolidated Summary

        Buckeye's revenues, operating income and net income increased in 2008 compared to 2007, and 2007 compared to 2006, primarily due to the expansion of Buckeye's operations through acquisitions and to increases in interstate pipeline tariff rates and terminalling throughput fees. Overall pipeline volumes have declined by 4.5% in 2008 as compared to 2007 and 0.2% in 2007 as compared to 2006.

        Summary operating results for Buckeye were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues	$1,896,652	$519,347	$461,760
Costs and expenses	1,643,031	317,267	284,693

Operating income	253,621	202,080	177,067
Other expense	(70,462)	(46,724)	(66,827)

Income from continuing operations	183,159	155,356	110,240
Income from discontinued operations	1,230	—	—

Net income	$184,389	$155,356	$110,240

        Buckeye's net income in 2008, 2007 and 2006 reflects amendments to Buckeye's Incentive Compensation Agreement and Agreement of Limited Partnership which recharacterized the incentive compensation paid to Buckeye GP from a compensation payment to a partnership distribution, as described in Note 2 to Buckeye's consolidated financial statements. These amendments affected Buckeye's results of operations in the fourth quarter of 2006 and the entire years of 2007 and 2008. Net income for 2008, 2007 and 2006 was $38.9 million, $30.0 million and $6.6 million, respectively, higher than it would have been if Buckeye's Incentive Compensation Agreement and Agreement of Limited Partnership had not been amended.

        Buckeye's diluted earnings per limited partnership unit ("LP Unit") was $3.15 in 2008 compared to $3.03 in 2007 and $2.64 in 2006.

Consolidated EBITDA and Adjusted EBITDA

        The following table summarizes EBITDA and adjusted EBITDA for Buckeye for the years ended December 31, 2008, 2007 and 2006. EBITDA, a measure not defined under generally accepted accounting principles ("GAAP"), is defined by Buckeye as income from continuing operations before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization. Adjusted EBITDA, also a non-GAAP measure, is defined by Buckeye as EBITDA plus the general partner incentive compensation expense. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating profit, cash flow from operations or any other measure of financial performance presented in accordance with GAAP.

        Because EBITDA and Adjusted EBITDA exclude some items that affect net income and these items may vary among other companies, the EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies. Buckeye has provided Adjusted EBITDA in addition to EBITDA because, commencing in the fourth quarter of 2006, Buckeye reports incentive payments to Buckeye GP as partnership distributions, rather than incentive compensation expense, which is how such payments were reported in periods prior to the fourth quarter of 2006. See Note 2 to Buckeye's consolidated financial statements for a further discussion of this change. Accordingly, the general partner incentive compensation presented below includes only three quarters of incentive payments for 2006 and does not include the $6.6 million incentive payment paid in the fourth quarter of 2006. In 2007 and 2008, and future periods thereafter, net income will not include Buckeye GP's incentive payments. Management of Buckeye uses EBITDA and Adjusted EBITDA as performance measures to assist in the analysis and assessment of Buckeye's operations, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities. Buckeye believes that investors benefit from having access to the same financial measures used by Buckeye's management.

        Consolidated EBITDA and Adjusted EBITDA for each of the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income from continuing operations	$183,159	$155,356	$110,240
Interest and debt expense	74,387	50,378	52,113
Income tax expense	796	763	595
Depreciation and amortization	55,299	44,651	44,039

EBITDA	313,641	251,148	206,987
General partner incentive compensation	—	—	18,277

Adjusted EBITDA	$313,641	$251,148	$225,264

        Income from continuing operations and EBITDA in 2008 include two recurring non-cash charges. First, the accounting rules for leases require in certain instances that base rent payments be combined with future rent increases and the resulting aggregate amount be expensed on a straight-line basis over the lease term. Accordingly, Lodi Gas recorded non-cash rental expense with respect to its land leases in the aggregate amount of $4.6 million in 2008. Second, in connection with the acquisition of Lodi Gas, MainLine Management LLC, the general partner of BGH, agreed to forego the senior administrative charge beginning June 25, 2007 and ending March 31, 2009. While no cash payment is required, Buckeye has included an expense of $1.9 million in 2008 related to the senior administrative charge. The forgone payment has been reflected as a reduction in the purchase price of Lodi Gas.

Segment Results

        Revenues, operating income, total costs and expenses and depreciation and amortization by operating segment for each of the three years ended December 31, 2008, 2007, and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues:
Pipeline Operations	$387,267	$379,345	$350,909
Terminalling and Storage	119,155	103,782	81,267
Natural Gas Storage	61,791	—	—
Energy Services	1,295,925	—	—
Other Operations	43,498	36,220	29,584
Intersegment	(10,984)	—	—

Total	$1,896,652	$519,347	$461,760

Operating Income:
Pipeline Operations	$153,250	$150,295	$140,538
Terminalling and Storage	53,704	42,843	29,120
Natural Gas Storage	32,692	—	—
Energy Services	6,039	—	—
Other Operations	7,936	8,942	7,409

Total	$253,621	$202,080	$177,067

Total costs and expenses (including depreciation and amortization):
Pipeline Operations	$234,017	$229,050	$210,371
Terminalling and Storage	65,451	60,939	52,147
Natural Gas Storage	29,099	—	—
Energy Services	1,289,886	—	—
Other Operations	35,562	27,278	22,175
Intersegment	(10,984)	—	—

Total	$1,643,031	$317,267	$284,693

Deprecation and amortization:
Pipeline Operations	$38,279	$37,411	$37,219
Terminalling and Storage	6,583	5,610	5,180
Natural Gas Storage	5,003	—	—
Energy Services	3,683	—	—
Other Operations	1,751	1,630	1,640

Total	$55,299	$44,651	$44,039

2008 Compared to 2007

        Total revenues for the year ended December 31, 2008 were $1,896.7 million, approximately $1,377.3 million greater than total revenue for the same period in 2007. Of the $1,377.3 million increase, $61.8 million and $1,295.9 million resulted from the operations of the Natural Gas Storage and Energy Services segments, respectively. The balance of the revenue improvement was attributable to the remaining reporting segments as discussed below.

Revenues

        Pipeline Operations:

        Revenues from Pipeline Operations were $387.3 million in 2008, which is an increase of $7.9 million or 2.1% from the corresponding period in 2007. This increase was primarily the result of:

  •
  An increase in incidental revenues of $4.7 million principally related to a product supply arrangement along with an increase of $1.5 million relating to additional construction management and rental revenues; and

  •
  Transportation revenue increased by $1.2 million in 2008 compared to 2007 primarily as a result of tariff increases implemented on May 1, 2008 and July 1, 2008. The benefit of the tariff increases were substantially offset by reduced product volumes in 2008 as compared to 2007. Management believes the reduced volumes in the 2008 fiscal year were caused primarily by reduced demand for gasoline resulting from higher retail gasoline prices, reduced production at ConocoPhillips' Wood River Refinery due to maintenance activities, and the continued introduction of ethanol into retail gasoline products as well as reduced demand for distillates resulting from higher retail distillate prices and the slowdown in the U.S. economy. Total product volumes declined by 4.5% in 2008 compared to 2007.

        Product volumes transported for each of the three years ended December 31 were as follows:

	Average Barrels Per Day
Product	2008	2007	2006
Gasoline	673,500	717,900	722,300
Distillate	304,200	320,100	324,200
Jet Fuel	354,700	362,700	351,300
LPG's	17,500	19,300	22,500
Natural gas liquids	20,900	20,400	19,800
Other products	11,400	7,000	10,200

Total	1,382,200	1,447,400	1,450,300

        Terminalling and Storage:

        Revenue from the Terminalling and Storage segment was $119.2 million in 2008, which is an increase of $15.4 million or 14.8% from the corresponding period in 2007. This increase was primarily the result of:

  •
  Incremental revenue of $6.5 million due to the acquisitions of the Niles, Michigan, Ferrysburg, Michigan, Wethersfield, Connecticut, and Albany, New York terminals in 2008 (see Note 3 to Buckeye's consolidated financial statements), combined with the effect of having a full year of revenue in 2008 from the six terminals that were acquired at various times in the first quarter of 2007;

  •
  An approximate $6.1 million increase in revenue primarily related to increases in blending fees for product additives and product recoveries from vapor recovery units, which were offset by an approximately 5.4% decline in throughput volumes, caused in part by increased commodity prices, in 2008 compared to 2007; and

  •
  $2.8 million from the settlement of a dispute with a customer regarding product handling charges.

        Average daily throughput for all refined petroleum products terminals for the three years ended December 31 was as follows:

	Average Barrels Per Day Year Ended December 31,
	2008	2007	2006
Products throughput	537,700	568,600	494,300

        Natural Gas Storage:

        Revenue from the Natural Gas Storage segment was $61.8 million in 2008. Approximately 70.2% of this revenue represented firm storage revenues and 29.8% represented hub services revenues. Substantially all of this revenue was derived from Lodi Gas's operations, which Buckeye acquired on January 18, 2008.

        Energy Services:

        Revenue from the Energy Services segment was $1,295.9 million in 2008. Substantially all of this revenue was derived from Farm & Home's legacy wholesale operations, which Buckeye acquired on February 8, 2008. During 2008, approximately 13.1 million barrels of products were sold. Products sold include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.

        Other Operations:

        Revenue from the Other Operations segment was $43.5 million in 2008, which is an increase of $7.3 million or 20.1% compared to 2007. The revenue increase in 2008 was primarily the result of an increase of $7.0 million in construction management revenue related to construction contracts that were substantially completed at December 31, 2008. These construction activities are principally conducted on a time and material basis.

Operating Expenses

        Costs and expenses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Costs and Expenses
	2008	2007	2006
	(In thousands)
Cost of product sales	$1,274,135	$10,473	$9,637
Payroll and payroll benefit	103,459	88,810	78,519
Depreciation and amortization	55,299	44,651	44,039
Outside services	44,606	39,556	35,761
Operating power	30,256	31,317	28,967
Property and other taxes	24,604	22,229	20,872
Insurance and casualty losses	17,672	13,946	11,426
Construction management	16,725	11,007	8,390
Supplies	9,939	11,099	7,887
Rentals	20,170	11,730	10,295
All other	46,166	32,449	28,900

Total	$1,643,031	$317,267	$284,693

        Cost of product sales was $1,274.1 million in 2008, which is an increase over 2007 of $1,263.7 million. Approximately $1,260.5 million of the increase was attributable to products sold by the Energy Services segment. The remaining increase is principally associated with fuel purchases related to a product supply arrangement in Buckeye's Pipeline Operations segment.

        Payroll and payroll benefits were $103.5 million in 2008, an increase of $14.6 million compared to 2007. The Natural Gas Storage and Energy Services segments added $4.1 million and $7.3 million of payroll and payroll benefits expense in 2008, respectively, and an additional increase of $0.8 million was due to the acquisitions of certain terminals in 2008. Increases in salaries, wages, and incentive compensation of $4.4 million in 2008 resulted primarily from an increase in the number of employees due to Buckeye's expanded operations. These increases were offset by various reductions in payroll benefits of approximately $2.5 million.

        Depreciation and amortization expense was $55.3 million in 2008, which is an increase of $10.6 million over 2007. The operations of the Natural Gas Storage and the Energy Services segments added $5.0 million and $3.7 million of depreciation and amortization expense in 2008, respectively. The remaining increase in depreciation and amortization expense resulted from Buckeye's ongoing expansion capital program.

        Outside services costs were $44.6 million in 2008, which is an increase of $5.1 million over 2007. The operations of the Natural Gas Storage and the Energy Services segments added $4.2 million and $1.1 million of outside services costs in 2008, respectively. Of the Natural Gas Storage segment's $4.2 million of outside services costs, approximately $3.2 million related to well work-over costs. Another approximately $2.4 million is due to increases in activity on operations and maintenance contracts. The increase in outside services costs were offset by a $2.9 million decrease in pipeline and terminal maintenance activities compared to 2007, when Buckeye experienced a particularly large concentration of these expenses. Outside services costs consist principally of third-party contract services for pipeline and terminal maintenance activities.

        Operating power costs were $30.3 million for 2008, which is a decrease of $1.1 million from 2007. The decrease is primarily due to lower volumes transported. Operating power consists primarily of electricity required to operate pipeline pumping facilities.

        Property and other taxes were $24.6 million in 2008, an increase of $2.4 million compared to 2007. The operations of the Natural Gas Storage and the Energy Services segments added $2.4 million and $0.7 million, respectively, in 2008. These increases were offset by a decrease of $0.6 million due to refunds received for property tax settlements and the phasing out of personal property taxes in Ohio.

        Insurance and casualty losses were $17.7 million for 2008, which is an increase of $3.7 million from 2007. Insurance costs increased by $0.7 million, which is primarily due to the operations of the Natural Gas Storage and Energy Services segments. Casualty losses increased by $3.0 million in 2008, which is due to an increase of $2.5 million in the cost of remediating environmental incidents compared to 2007, as well as $0.5 million related to a product contamination incident that occurred in the third quarter of 2008.

        Construction management costs were $16.7 million in 2008, which is an increase of $5.7 million over 2007. The increase in 2008 was primarily the result of an increase in construction contracts that were substantially completed at December 31, 2008.

        Supplies expense was $9.9 million for 2008, which is a decrease of $1.2 million from 2007. The decrease is primarily due to a decrease in terminal additive expense related to decreased throughput volumes at Buckeye's terminals.

        Rental expense was $20.2 million in 2008, which is an increase of $8.4 million from 2007. The operations of the Natural Gas Storage and Energy Services segments added $7.3 million and $0.6 million of rental expense in 2008, respectively. As noted previously, $4.6 million of the 2008 rental expense is a non-cash charge.

        All other costs were $46.2 million in 2008, an increase of $13.7 million compared to the same period in 2007. The operations of the Natural Gas Storage and Energy Services segments added

$3.6 million and $6.8 million of other costs, respectively, in 2008. Professional fees increased by $2.5 million due to corporate expenses associated with the integration of Buckeye's acquisitions throughout the 2008 fiscal year. The remainder of the increases related to various other pipeline operating costs.

        Total other income (expense) for the years ended December 31, 2008, 2007, and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Investment and equity income	$9,487	$8,965	$7,296
Interest and debt expense	(74,387)	(50,378)	(52,113)
General Partner incentive compensation	—	—	(18,277)
Minority interests and other	(5,562)	(5,311)	(3,733)

Total	$(70,462)	$(46,724)	$(66,827)

        Investment and equity income was $9.5 million for 2008, which is an increase of $0.5 million from 2007. The increase is primarily due to increases in equity income earned from Buckeye's interest in West Texas LPG Pipeline Limited Partnership.

        Interest and debt expense was $74.4 million for 2008, which is an increase of $24.0 million from 2007. Approximately $17.7 million of the increase was attributable to expenses associated with the 6.05% Notes due 2018 (the "6.05% Notes") which were issued in January 2008. The remainder of the increase is due to interest expense related to working capital requirements of the Energy Services segment and amounts outstanding under Buckeye's Credit Facility, as defined below.

        Minority interests and other expense was $5.6 million for 2008, which is consistent with 2007.

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

  •
  Recognition and collection of approximately $1.8 million in revenue in the first quarter of 2007 from the resolution of a product measurement issue with a customer; and

  •
  Incremental revenue of $1.7 million for the entire 2007 fiscal year from the NGL pipeline as compared to eleven months of revenue in 2006 as the NGL pipeline was acquired by Buckeye on January 31, 2006.

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

        Other Operations:

        Revenue from Other Operations was $36.2 million for the year ended December 31, 2007 compared to $29.6 million in 2006. The revenue increase in Other Operations of $6.6 million or 22.3% was primarily the result of:

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

Operating Expenses

        Cost of product sales was $10.5 million in 2007, which is an increase over 2006 of $0.8 million. The increase was associated with fuel purchases related to a product supply arrangement in Buckeye's Pipeline Operations segment.

        Payroll and payroll benefits were $88.8 million for the year ended December 31, 2007, an increase of $10.3 million compared to the comparable period of 2006. Increases in salaries and wages of $7.0 million were attributed to an increase in the number of employees and overtime pay due to Buckeye's expanded operations and higher wage rates. In 2007, Buckeye experienced an increase of $2.4 million in employee incentive compensation expense. During 2006, Buckeye experienced a decrease in payroll benefit expense of approximately $2.0 million as a result of a reduction of the fair value of Buckeye's "top-up" liability under a services agreement with Services Company, which required Buckeye to make cash payments to Services Company in amounts sufficient for Services Company's Employee Stock Ownership Plan to make payments due under a Note Agreement. Payroll and payroll benefit expense was offset by another reduction of the fair value of Buckeye's "top-up" liability of $0.5 million in 2007. Payroll and payroll benefits also increased due to a decrease in capitalized payroll and benefits of $1.3 million. Approximately $1.1 million of payroll and payroll benefit expense is related to recent acquisitions. Buckeye experienced an increase of $0.9 million in major medical costs during 2007. These increases were offset by a decrease of $3.9 million in payroll benefits due to lower employee benefits costs resulting from an amendment to Services Company's postretirement health care and life insurance benefits plan.

        Depreciation and amortization expense was $44.7 million for the year ended December 31, 2007, an increase of $0.6 million from the year ended December 31, 2006, which is primarily due to recent acquisitions and depreciation expense for the entire 2007 fiscal year related to the terminal and pipeline at the Memphis International Airport that began operations in April 2006.

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

        Supplies expense was $11.1 million in 2007, an increase of $3.2 million from 2006. Approximately $2.2 million of the increase is due an increase in use of terminal additives as a result of increased activity at Buckeye's terminals. The remainder of the increase is due to higher consumption of other supplies needed to operate Buckeye's pipelines and terminals in general.

        Rental expense increased by $1.4 million from $10.3 million for the year ended December 31, 2006 to $11.7 million for the same period in 2007. Approximately $0.8 million of the increase is related to higher office rent due to Buckeye's relocation of its corporate offices in 2006. The remainder of the increase is principally due to increases in rights of way expense for Buckeye's pipelines and terminals.

        Construction management costs were $11.0 million in 2007, which is an increase of $2.6 million from the prior year, and was due to an increase in construction activity.

        All other costs were $32.4 million, an increase of $3.5 million for the year ended December 31, 2007 compared to 2006. Other costs related to recent acquisitions were $0.9 million. The remainder of the increases related to various other pipeline operating costs resulting from Buckeye's expanded operations.

        Investment and equity income for the year ended December 31, 2007 was $9.0 million, which is an increase of $1.7 million from the comparable period in 2006. The increase is primarily due to an increase in equity income earned from Buckeye's approximate 40% interest in Muskegon Pipeline LLC, 20% interest in West Texas LPG Pipeline Limited Partnership and 25% interest in West Shore Pipe Line Company.

        Interest and debt expense was $50.4 million in the year ended December 31, 2007, which is a decrease of $1.7 million from interest and debt expense of $52.1 million in 2006. The decrease is due to a decrease in interest expense on Buckeye's credit facility resulting from lower balances outstanding in 2007 as compared to 2006.

        General partner incentive compensation was recorded as an expense of $18.3 million for the year ended December 31, 2006. As discussed above, Buckeye's Incentive Compensation Agreement and Agreement of Limited Partnership were amended in August 2006 to recharacterize the incentive payments to distributions rather than compensation payments. As a result, Buckeye did not record general partner incentive compensation expense in 2007.

        Minority interests and other for the year ended December 31, 2007 was $5.3 million, which is an increase of $1.6 million compared to the same period in 2006. The increase is primarily due to a full year of operations of the terminal and pipeline at the Memphis International Airport by WesPac Pipelines—Memphis LLC.

Liquidity and Capital Resources

General

        Buckeye's traditional sources of liquidity are cash from operations, borrowings under its unsecured revolving credit agreement (the "Credit Facility") and proceeds from the issuance of Buckeye's LP Units. Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility. BES funds its working capital needs principally from operations and a secured credit facility (the "BES Credit Agreement"). Buckeye's financial policy has been to fund sustaining capital expenditures (as described under Cash Flows from Investing Activities below) with cash from operations. Expansion and cost improvement capital expenditures, along with acquisitions, have typically been funded from external sources including the Credit Facility as well as debt and equity offerings as described above. Buckeye's goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain and improve its investment-grade credit rating.

        Buckeye's uses of liquidity are capital expenditures, distributions to unitholders and acquisitions as described in "Cash Flows from Investing Activities" below.

        During 2007 and continuing in 2008, the capital markets have been increasingly affected by overall macroeconomic, liquidity, credit and recessionary concerns. These concerns culminated in the third and fourth quarters of 2008 with a financial credit crisis, with sources of additional external financing either unavailable or available only on unfavorable economic terms. Prior to this credit crisis, Buckeye issued additional LP Units, debt securities and made additional borrowings under the Credit Facility in order to fund the Lodi Gas and Farm & Home acquisitions, make expansion capital expenditures and fund short-term working capital needs. In conjunction with the acquisition of Farm & Home, Buckeye assumed Farm & Home's existing working capital facility, but subsequently replaced this facility with the BES Credit Agreement. Since these financings, Buckeye has continued to access the Credit Facility to fund its short-term working capital needs and to fund expansion capital expenditures, while BES continues to access the BES Credit Agreement in order to fund its working capital needs.

        However, because current economic conditions make it more difficult to obtain funding in either the debt or equity markets, and such funding will likely be more expensive, Buckeye has taken steps to preserve its liquidity position including maintaining increased cash balances, reducing discretionary capital expenditures and appropriately managing operating and administrative expenditures in order to lower costs and improve profitability. At December 31, 2008, Buckeye had approximately $360 million of available liquidity, including approximately $60 million of cash on hand, as well as approximately $300 million available under the Credit Facility. The $300 million availability assumes that Lehman Brothers FSB, a party to the Credit Facility, would be able to fulfill its $20 million commitment. See

"Relationship with Lehman Brothers" below for a discussion of Lehman Brothers FSB. In addition, BES had approximately $79 million available under the BES Credit Agreement, although such availability is subject to borrowing base requirements as discussed under "Buckeye Energy Services Credit Agreement" below. The Credit Facility matures in August 2012 and is subject to two one-year extensions at Buckeye's option. The BES Credit Agreement matures in May 2011. Buckeye's $1.15 billion of fixed-rate debt matures at various dates commencing in July 2013.

        As a result of Buckeye's actions to minimize external financing requirements and the fact that no debt facilities mature prior to 2011, Buckeye believes that availabilities under its credit facilities, coupled with ongoing cash flows from operations, will be sufficient to fund its operations for 2009. Buckeye will continue to evaluate a variety of financing sources, including the debt and equity markets described above, throughout 2009. However, continuing volatility in the debt and equity markets will make the timing and cost of any such potential financing uncertain.

        Buckeye's financial condition at December 31, 2008, 2007, and 2006 is highlighted in the following comparative summary:

	As of December 31,
	2008	2007	2006
Current ratio(1)	1.4 to 1	2.2 to 1	1.4 to 1
Working capital (in thousands)(2)	$122,314	$107,844	$39,878
Ratio of total debt to total capital(3)	0.57 to 1	0.44 to 1	0.55 to 1
Book Value per unit(4)	$24.30	$23.72	$20.40

    (1)
    current assets divided by current liabilities

    (2)
    current assets minus current liabilities

    (3)
    total debt divided by total debt plus total partners' capital

    (4)
    total partners' capital divided by total units outstanding at year-end

        At December 31, 2008, Buckeye had $1,544.3 million of debt in the aggregate, which consisted of $300.0 million of Buckeye's 4.625% Notes due 2013 (the "4.625% Notes"), $275.0 million of 5.30% Notes due 2014 (the "5.300% Notes"), $150.0 million of Buckeye's 6.75% Notes due 2033 (the "6.75% Notes"), $125.0 million of Buckeye's 5.125% Notes due 2017 (the "5.125% Notes"), $300.0 million of the 6.05% Notes, $298.3 million outstanding under the Credit Facility and $96.0 million outstanding under the BES Credit Agreement. See Note 13 to the consolidated financial statements for more information about the terms of the debt discussed above.

        The fair value of Buckeye's aggregate debt was estimated to be $1,367.7 million at December 31, 2008 and $828.7 million at December 31, 2007. The values at December 31, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

  Credit Facility

        Buckeye has a borrowing capacity of $600.0 million under the Credit Facility, which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders. The Credit Facility requires Buckeye to maintain a specified ratio (the "Funded Debt Ratio") of no greater than 5.0 to 1.0 subject to a provision that allows for increases to 5.5 to 1.0 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At December 31, 2008, Buckeye's Funded Debt Ratio was 4.6 to 1.0. At

December 31, 2008, Buckeye had committed $1.3 million in support of letters of credit. The obligations for letters of credit are not reflected as debt on Buckeye's consolidated balance sheet. The weighted average interest rate for borrowing outstanding under the Credit Facility was 2.4% at December 31, 2008.

        In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye's ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets. At December 31, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

        See Note 13 to the consolidated financial statements for more information about the terms of the Credit Facility.

        Lehman Brothers, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye's $600.0 million borrowing capacity under the Credit Facility but recently has not honored that commitment. See below for a further discussion of Buckeye's relationships with Lehman Brothers.

  BES Credit Agreement

        On May 20, 2008, Farm & Home and BES entered into the BES Credit Agreement, which was subsequently amended on July 18, 2008 and September 15, 2008. On July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement. The credit facility provided by the BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

        The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions except for leverage ratio):

Borrowings outstanding on BES Credit Agreement	Minimum Consolidated Tangible Net Worth	Minimum Consolidated Net Working Capital	Maximum Consolidated Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

        At December 31, 2008, BES's Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $113.5 million and $64.2 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.62 to 1.0. The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.6% at December 31, 2008.

        In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES's ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At December 31, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

        See Note 13 to the consolidated financial statements for more information about the terms of the BES Credit Agreement.

  Derivatives

        See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market Risk—Non Trading Instruments" for a discussion of commodity derivatives used by Buckeye's Energy Services segment.

        In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), Buckeye has recorded such amount in other comprehensive income and will amortize the amount of the payment into interest expense over the ten-year term of the 6.05% Notes. Interest expense increased by $0.9 million for the year ended December 31, 2008 as a result of the amortization of the termination payment.

        In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility. In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million. Under the swap agreement, Buckeye will pay a fixed interest rate of interest of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day London Interbank Offered Rate ("LIBOR") rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30-day LIBOR rates Buckeye expects to pay on the $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge on December 3, 2008 with changes in value between the trade date and the designation date recognized in earnings. As of December 31, 2008, $0.3 million was recognized in earnings related to the differences in the trade and designation date and the ineffectiveness for the hedge period.

        In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable rate risk on an additional $50 million in borrowing under the Credit Facility. Under the swap agreement, Buckeye will pay a fixed interest rate of 0.81% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30-day LIBOR rates Buckeye expects to pay on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

        For both interest rate swap agreements, Buckeye expects the changes in value of the interest rate swap agreements to be highly correlated with the changes in value of the underlying borrowing.

        Buckeye's financial strategy is to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional LP Units in connection with Buckeye's acquisitions and internal growth activities in order to maintain acceptable financial ratios, including total debt to total capital. From 2004 through 2008, Buckeye has raised net proceeds of approximately $853 million from the issuance of its LP Units in support of its acquisition and growth strategies. Buckeye may issue additional LP Units in 2009 and beyond to partially fund acquisitions and internal growth activities, market conditions permitting. Buckeye is subject, however, to changes in the equity markets for its LP Units, and there can be no assurance Buckeye will be able or willing to access the public or private markets for its LP Units in the future. If Buckeye were unable to issue additional LP Units, Buckeye would be required to either restrict potential future acquisitions or pursue other debt financing alternatives, some of which could involve higher costs.

  Relationships with Lehman Brothers

        On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. An affiliate of Lehman Brothers owned a direct interest in BGH Holdings, affiliates of Lehman Brothers had provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers was a lender under the Credit Facility, and an affiliate of Lehman Brothers was a customer of Lodi Gas. Buckeye has considered its relationships with Lehman Brothers and its affiliates, and for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on Buckeye. The BGH Holdings interest owned by an affiliate of Lehman Brothers was a passive investment that did not entitle its holder to any management or other control rights with respect to BGH Holdings, MainLine Management, BGH, Buckeye GP, or Buckeye. Consequently, Buckeye believes that if the interest in BGH Holdings is or has been transferred in connection with Lehman Brothers' bankruptcy, such transfer will not adversely impact Buckeye. An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye. Lehman Brothers, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye's $600.0 million borrowing capacity under the Credit Facility, but recently has not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers, FSB's commitment will have any impact on Buckeye's ability to meet its liquidity needs. Finally, in October 2008, Lehman Brothers sold the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.

  Ammonia Contract Contingencies

        On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"), a subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company ("EPME"), a subsidiary of El Paso Corporation ("El Paso"). As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia. EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012. To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts. For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds. The amount of the shortfall generally increases as the market price of ammonia increases.

        EPME has informed BGC that, notwithstanding the parties' agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME's obligations to BGC. If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso's guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye's financial position, results of operations, and cash flows. Given the uncertainty of future ammonia prices and EPME's future actions, Buckeye is unable to estimate the amount of any such losses. Accordingly, Buckeye has recorded no provision for losses in the accompanying consolidated financial statements because it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses. Buckeye is currently assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

Cash Flows from Operations

        The components of cash flows from operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Cash Flow from Operations
	2008	2007	2006
	(In thousands)
Income from continuing operations	$183,159	$155,356	$110,240
Depreciation and amortization	55,299	44,651	44,039
Net changes in fair value of derivatives	(24,228)	—	—
Minority interests	5,492	5,261	4,600
Changes in current assets and liabilities	(8,943)	(1,753)	(9,791)
Changes in non-current assets and liabilities	(756)	(5,493)	(232)
Cash flows from discontinued operations	292	—	—
Other	4,939	(535)	108

Total	$215,254	$197,487	$148,964

        Cash flows from operations were $215.3 million for 2008, which is an increase of $17.8 million compared to 2007. The primary cause of this increase is the improvement in Buckeye's income from continuing operations for the period of approximately $27.8 million. Buckeye's increase in income from continuing operations in 2008 is primarily due to its acquisitions of Lodi Gas and Farm & Home. Cash used by working capital resulted in a decrease of $9.9 million to cash flows from operations. The cash provided by discontinued operations in 2008 is due to Farm & Home's retail operations prior to their sale.

        For the year ended December 31, 2008, cash used by working capital resulted primarily from increases in prepaid and other current assets of $25.7 million, increases in construction and pipeline relocation receivables of $8.9 million, increases in inventory of $4.4 million and decreases in accounts payable of $10.9 million. These cash uses were offset by decreases in trade receivables of $36.1 million and increases in accrued and other current liabilities of $4.9 million.

        The increase in prepaid and other current assets is primarily due to an increase in a receivable related to ammonia purchases as well as additional margin deposits associated with liabilities for derivative instruments. The increase in construction and pipeline relocation receivables is due to an increase in construction activity in the latter part of 2008. The increase in inventories was due to inventory purchases within the Energy Services segment. The decrease in accounts payable is due to activity within the Energy Services segment since the acquisition of Farm & Home. The reduction of trade receivables is due to an increase in collections within the Energy Services segment since the acquisition of Farm & Home. The increase in accrued and other current liabilities is primarily due to increases in accrued taxes, environmental liabilities, interest expense and the value of the derivative liability.

        The net change in fair values of derivatives resulted from the significant increase in value related to fixed-price sales contracts compared to a lower level of opposite fluctuations in futures contracts purchased to hedge such fluctuations. Buckeye did not hedge a portion of the fixed-price sales contracts because it had purchased inventory to fulfill a portion of those commitments.

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

        In 2007, cash used for working capital resulted primarily from a reduction in accounts payable of $6.5 million which was offset by reductions in trade receivables of $3.4 million and prepaid and other current assets of $1.2 million and an increase in accrued and other current liabilities of $1.4 million. The reduction in accounts payable is due to the timing of the payment of invoices at year end in 2007 as compared to 2006. The reduction in trade receivables is due to improvement in the timing of collections. The reduction in prepaid and other current assets is a result of decreases in insurance receivables from insurance companies related to environmental remediation expenditures and prepaid insurance which were partially offset by increases in prepaid taxes and excise tax receivables. The increase in accrued and other current liabilities is due to increases in accrued taxes offset by a reduction in environmental liabilities.

Cash Flows from Investing Activities

        Net cash used in investing activities for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Investing Activities
	2008	2007	2006
	(In thousands)
Capital expenditures	$(120,472)	$(67,867)	$(92,674)
Acquisitions and equity investments	(667,523)	(40,726)	(94,253)
Net expenditures for disposal of property, plant and equipment	(365)	(12)	1,485
Proceeds from the sale of discontinued operations	52,584	—	—

Total	$(735,776)	$(108,605)	$(185,442)

        In 2008, Buckeye expended $438.8 million for Lodi Gas, $143.3 million for Farm & Home, and an aggregate of $75.6 million for the acquisitions of four terminals in Albany, New York, Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the remaining 50% member interest in Wespac Pipelines—San Diego LLC that Buckeye did not already own. Buckeye also invested an additional $9.8 million in West Texas LPG Pipeline Limited Partnership. See Note 3 to Buckeye's consolidated financial statements for a further discussion.

        In 2007, Buckeye expended $39.8 million primarily for the acquisition of terminals and related assets and $0.9 million for an additional investment in West Texas LPG Pipeline Limited Partnership. See Note 3 to Buckeye's consolidated financial statements for a further discussion.

        In 2006, Buckeye paid $94.3 million related to acquisitions, including $79.3 million related to the NGL Pipeline, $12.5 million related to the acquisition of a Niles, Michigan terminal and approximately $2.5 million for miscellaneous asset acquisitions.

        Capital expenditures are summarized below:

	Capital Expenditures
	2008	2007	2006
	(In millions)
Sustaining capital expenditures:
Operating infrastructure	$20.1	$22.6	$20.6
Pipeline and tank refurbishments	8.8	11.2	9.6

Total sustaining	28.9	33.8	30.2
Expansion and cost reduction	93.5	34.1	62.5

Total	$122.4	$67.9	$92.7

        In 2008, Buckeye incurred $28.9 million of sustaining capital expenditures and $93.5 million of expansion and cost reduction expenditures. Expansion and cost reduction projects in 2008 included ethanol and butane blending projects at certain of Buckeye's terminals, the construction of three additional product storage tanks with a capacity of 0.4 million barrels in Linden, New Jersey, and an expansion project, known as Kirby Hills Phase II, at Buckeye's natural gas storage facilities in California. Construction costs for Kirby Hills Phase II in 2008 totaled approximately $49.6 million.

        Buckeye expects to spend approximately $75.0 million to $100.0 million in capital expenditures in 2009, of which approximately $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures and $55.0 million to $70.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Major expansion and cost reduction expenditures in 2009 will include the completion of the Kirby Hills Phase II expansion, the completion of the additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye's pipeline in Connecticut to a third party's electric generation plant currently under construction.

        In 2007, Buckeye incurred $33.8 million of sustaining capital expenditures and $34.1 million of expansion and cost reduction expenditures. Expansion and cost reduction projects in 2007 included a capacity expansion project in Illinois to handle additional liquified petroleum gas ("LPG") volumes as well as ongoing capacity improvements at facilities serving the Memphis International Airport facility.

        In 2006, Buckeye incurred $30.2 million of sustaining capital expenditures and $62.5 million of expansion and cost reduction expenditures. Expansion projects in 2006 included $12.4 million to complete an approximate 11-mile pipeline and related terminal facilities to serve the Memphis International Airport, $12.1 million for the addition of pipelines, tankage and equipment to meet new handling requirements for ultra-low sulfur diesel, and $11.9 million for the capacity expansion project in Illinois to handle additional LPG volumes as referenced above. Other expansion projects in 2006 included various ethanol-blending and butane-blending projects at pipeline stations and terminals owned by Buckeye, and an expansion of pipeline and terminal infrastructure at the Memphis International Airport to accommodate a new generation of cargo planes for Federal Express Corporation.

        Until December 31, 2005, Buckeye's initial pipeline integrity expenditures for internal inspections had been capitalized as part of pipeline cost when such expenditures improved or extended the life of the pipeline or related assets. Subsequent pipeline integrity expenditures for internal inspections have been expensed as incurred. As of January 1, 2006, Buckeye began expensing all internal inspections for pipeline integrity, whether or not such expenditures were for the initial or subsequent internal inspection. In 2008, 2007 and 2006, approximately $8.9 million, $10.9 million and $10.5 million, respectively, of integrity costs were expensed. Buckeye expects to charge approximately $13.9 million of pipeline integrity expenditures to expense in 2009.

Cash Flows from Financing Activities

Equity Securities:

        On March 26, 2008, Buckeye issued 2.6 million LP Units in an underwritten public offering at $42.86 per LP Unit. Total proceeds from the offering, after underwriter's discount of $1.79 per LP Unit and offering expenses, were approximately $113.1 million and were used to reduce amounts outstanding under the Credit Facility.

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

        On August 8, 2007, Buckeye issued 2.5 million LP Units in an underwritten public offering at $47.95 per LP Unit. Proceeds from the offering, after underwriter's discount of $0.70 per LP Unit and offering expenses, were approximately $119.7 million and were used to reduce amounts outstanding under the Credit Facility.

        On March 5, 2007, Buckeye issued 1.5 million LP Units in an underwritten public offering at $48.25 per LP Unit. On March 14, 2007, the underwriters exercised a portion of their overallotment option and, accordingly, Buckeye issued an additional 208,600 LP Units at $48.25 per LP Unit. Proceeds from the offering, including the overallotment option and after underwriter's discount of $0.75 per LP and offering expenses, were approximately $82.2 million and were used to reduce amounts outstanding under the Credit Facility.

        On March 7, 2006, Buckeye issued 1.5 million LP Units in an underwritten public offering at $44.22 per LP Unit. Proceeds from the offering, after underwriter's discount of $1.45 per LP Unit and offering expenses, were approximately $64.1 million and were used to reduce amounts outstanding under Buckeye's then outstanding revolving credit facility.

Debt Securities:

        On January 11, 2008, Buckeye sold $300.0 million in aggregate principal amount of the 6.05% Notes in an underwritten public offering. Proceeds from this offering, after underwriters' fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, Buckeye settled two interest rate swaps associated with the 6.05% Notes, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of the 6.05% Notes.

Bank Financings:

        Buckeye borrowed $558.6 million, $155.0 million and $177.0 million, and repaid $264.3 million, $300.0 million and $82.0 million under the Credit Facility (and its predecessor facility) in 2008, 2007 and 2006, respectively. Net repayments under the BES Credit Agreement and BES's previous credit agreement were $4.0 million in 2008.

Distributions:

        Distributions to Unitholders increased to $203.2 million in 2008 compared to $164.3 million in 2007 and $125.5 million in 2006. Distributions in 2008 increased over 2007 primarily as a result of increases in the unit distribution rate and the issuance of the 2.6 million LP Units in 2008. Distributions in 2007 increased over 2006 primarily as a result of increases in the unit distribution rate and the issuance of the 6.2 million LP Units in 2007. Additionally, distributions increased in 2007 over 2006 by $30.0 million as a result of incentive payments to Buckeye GP being treated as distributions rather than compensation payments beginning in the fourth quarter of 2006.

Other Financing

Operating Leases

        Buckeye leases certain land and rights-of-way in connection with the operations of its pipelines. Minimum future lease payments for these leases as of December 31, 2008 are approximately $5.8 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

        Buckeye leases certain other land and space in office buildings. Future minimum lease payments under these non-cancelable operating leases at December 31, 2008 are approximately $1.5 million for 2009, $1.5 million for 2010, $1.5 million for 2011, $1.4 million for 2012, $1.4 million for 2013, and $12.3 million in the aggregate thereafter.

        Buckeye has leases for subsurface underground gas storage rights and surface rights in connection with its operations in the Natural Gas Storage segment. These leases may be cancelled by Buckeye if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years. Lease payments for the year ended December 31, 2008 were $2.7 million. Lease expense associated with these leases is being recognized on a straight-line basis over 44 years. For the year ended December 31, 2008, the Natural Gas Storage segment's lease expense was approximately $7.1 million, including $4.6 million recorded as an increase in Buckeye's deferred lease liability. Buckeye GP estimates that the deferred lease liability will continue to increase through 2032, at which time Buckeye's deferred lease liability is estimated to be approximately $64.7 million. Buckeye's deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

        Future minimum lease payments for subsurface underground gas storage and mineral rights by year as of December 31, 2008, are as follows:

Years Ending December 31,
(In thousands)
2009	$2,677
2010	2,943
2011	3,057
2012	3,281
2013	3,408
Thereafter	298,848

Total	$314,214

        Rent expense under operating leases was $20.2 million, $11.7 million and $10.3 million for 2008, 2007 and 2006, respectively.

Contractual Obligations

        Contractual obligations are summarized in the following table:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Long-term debt	$1,448,267	$—	$—	$598,267	$850,000
Interest payable on fixed long-term debt obligations	633,419	63,131	126,263	126,263	317,762
Operating leases	19,545	1,474	2,941	2,868	12,262
Land leases	314,214	2,677	6,000	6,689	298,848
Rights-of-way payments	29,138	5,828	11,655	11,655	—
Purchase obligations	47,227	47,227	—	—	—

Total contractual cash obligations	$2,491,810	$120,337	$146,859	$745,742	$1,478,872

        Interest payable on fixed long-term debt obligations includes semi-annual payments required for Buckeye's 4.625% Notes, its 6.75% Notes, its 5.30% Notes, its 5.125% Notes and its 6.05% Notes. Interest on Buckeye's variable rate obligations (the Credit Facility and the BES Credit Agreement) is not included in the table above because the amounts outstanding and the related interest rates cannot be predicted. In 2008, Buckeye paid interest of approximately $6.1 million on the Credit Facility and $3.7 million on the BES Credit Agreement. The weighted average interest rates for borrowings outstanding under the Credit Facility and the BES Credit Agreement were 2.4% and 2.6%, respectively, at December 31, 2008.

        Purchase obligations generally represent commitments for recurring operating expenses or capital projects.

        In addition, Buckeye's obligations related to its pension and postretirement benefit plans are discussed in Note 18 to Buckeye's consolidated financial statements.

Environmental Matters

        Buckeye is subject to federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, as well as Buckeye's own standards relating to protection of the environment, cause Buckeye to incur current and ongoing operating and capital expenditures. Environmental expenses are incurred in connection with emergency response activities associated with the release of petroleum products to the environment from Buckeye's pipelines and terminals, and in connection with longer term environmental remediation efforts which may involve, for example, groundwater monitoring and treatment. Buckeye regularly incurs expenses in connection with these environmental remediation activities. In 2008, Buckeye incurred operating expenses of $10.1 million and at December 31, 2008 had $27.0 million accrued for environmental matters. At December 31, 2008, Buckeye estimates that approximately $2.9 million of environmental expenditures incurred will be covered by insurance. These recovery amounts have not been included in expense in Buckeye's financial statements. Buckeye maintains environmental liability insurance covering all of its pipelines and terminals with a per occurrence deductible in the amount of $3.0 million. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye's commitment to maintaining high environmental standards and complying with increasingly rigorous environmental laws.

Employee Stock Ownership Plan

        Services Company provides an employee stock ownership plan (the "ESOP") to the majority of its regular full-time employees hired before September 16, 2004. Employees hired by Services Company after such date do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company. As of December 31, 2008, Services Company owned 2,125,291 LP Units. As of the same date, the ESOP was directly obligated to a third-party lender for $14.3 million of 3.60% Notes due 2011 (the "ESOP Notes"). The ESOP Notes were issued on May 4, 2004 to refinance Services Company's 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are secured by 2,125,291 shares of Services Company's common stock. Buckeye has committed that, in the event that the value of the LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of the LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of the LP Units owned by Services Company returns to an amount which exceeds the 125% minimum. At December 31, 2008, the value of the LP Units was approximately $68.4 million, which exceeded the 125% minimum requirement.

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

        Buckeye contributed 2.6 million LP Units to Services Company in August 1997 in exchange for the elimination of Buckeye's obligation to reimburse its general partner and the parent of its general partner for certain executive compensation costs, a reduction of the incentive compensation paid by Buckeye to its general partner, and other changes that made the ESOP a less expensive fringe benefit for Buckeye. Effective January 1, 2009 Buckeye and its Operating Subsidiaries have agreed to pay for all executive compensation and benefits earned by Buckeye GP's four highest salaried officers in return for an annual fixed payment from BGH. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from Buckeye, which are required to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the "top-up reserve"), except that Buckeye has no obligation to fund the accelerated portion of the ESOP Notes upon a default. Buckeye also incurs routine ESOP-related administrative costs and taxes associated with taxable income incurred on the sale of LP Units, if any. In 2008, 2007 and 2006, ESOP costs were reduced by $0.1 million, $0.5 million and $2.0 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes were reduced to reflect higher distributions on the LP Units than was previously anticipated.

Off-Balance Sheet Arrangements

        Buckeye has no off-balance sheet arrangements except for operating leases.

Critical Accounting Policies

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

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

        Property, plant and equipment consist primarily of pipelines, wells, storage and terminal facilities, pad gas and pumping and compression equipment. For financial reporting purposes, depreciation on pipelines and terminals is generally calculated using the straight-line method over the estimated useful lives ranging from 44 to 50 years. Property, plant and equipment are generally recorded at cost and their carrying value accounted for approximately 73.5% of Buckeye's consolidated assets at December 31, 2008. Depreciation is the systematic and rational allocation of an asset's cost or fair value, less its residual value (if any), to the periods it benefits. Straight line depreciation results in depreciation expense being incurred evenly over the life of an asset.

        The determination of an asset's useful life requires assumptions regarding a number of factors including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense that could have a material impact on Buckeye's financial statements.

        At December 31, 2008 and 2007, the net book value of Buckeye's consolidated property, plant and equipment was $2.2 billion and $1.8 billion, respectively. Depreciation expense was $47.2 million and $39.4 million for the years ended December 31, 2008 and 2007, respectively. Buckeye does not believe that there is a reasonable likelihood that there will be a material change in the future estimated useful life of these assets. In the past, Buckeye has generally not deemed it necessary to materially change the depreciable lives of its assets. However, a 10% reduction in the depreciable life of these assets, from 50 to 45 years, would increase annual depreciation expense, and reduce operating income by approximately $5.0 million annually.

Reserves for Environmental Matters

        As discussed under "Environmental Matters" above, Buckeye is subject to federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated based upon past experience and advice of outside engineering, consulting and law firms. Generally, the timing of these accruals coincides with Buckeye's commitment to a formal plan of action. Accrued environmental remediation related expenses include estimates of direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. Historically, Buckeye's estimates of direct and indirect costs related to remediation efforts have generally not required material adjustments. However the accounting estimates relative to environmental matters are uncertain because (1) estimated future expenditures related to environmental matters are subject to cost fluctuations and can change materially, (2) unanticipated liabilities may arise in connection with environmental remediation projects and may impact cost estimates, and (3) changes in federal, state and local environmental regulations can significantly increase the cost or potential liabilities related to environmental matters. Buckeye maintains insurance which may cover certain environmental expenditures. During 2008, 2007 and 2006, Buckeye incurred environmental related operating expenses, net of insurance recoveries, of $10.1 million, $7.4 million and $6.2 million, respectively. At December 31, 2008 and 2007, Buckeye had accrued $27.0 million and $22.7 million, respectively, for environmental matters. The environmental accruals are revised as new matters arise, or as new facts in connection with environmental remediation projects require a revision of estimates previously made with respect to the probable cost of such remediation projects. Changes in estimates of environmental remediation for each remediation project will affect operating income on a dollar-for-dollar basis up to Buckeye's self-insurance limit. Buckeye's self-insurance limit is currently $3.0 million per occurrence.

Fair Value of Derivatives and Fixed-Price Sales Contracts

        Buckeye's Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on Buckeye's balance sheet with gains and losses being recognized in earnings during the period. As a result, the valuations associated with these derivative instruments, including the fixed-price sales contracts, have a material impact on net income. At December 31, 2008, Buckeye included in its financial statements as assets fixed-price sales contracts with values of approximately $78.4 million. These fair values resulted from the increasingly large differences between the fixed-prices called for in the sales contracts and current prices available in spot markets. Offsetting the value of these fixed-price sales contracts were futures contracts with values of approximately $50.8 million which were recognized as liabilities. Buckeye has determined that the exchange-traded futures contracts represent Level 1 fair value measurements, as described in Statement of Financial Accounting Standards No. 157—"Fair Value Measurements" ("SFAS 157") because the prices for such futures contracts are established on liquid exchanges with willing buyers and sellers and with prices which are readily available on a daily basis.

        Buckeye has determined that the fixed-price sales contracts represent Level 2 fair value measurements under SFAS 157 because their value is derived from similar contracts for similar delivery and settlement terms which are traded on established exchanges. However, because the fixed-price sales contracts are privately negotiated with customers of the Energy Services segment who are generally, private companies that do not have credit ratings established by nationally recognized ratings agencies, the determination of an adjustment to fair value to reflect counterparty credit risk (a "credit valuation adjustment") requires significant management judgment. At December 31, 2008, due to a credit valuation adjustment, Buckeye had reduced the fair value of the fixed-price sales contracts by $0.6 million to reflect this counterparty credit risk. The delivery periods for the contracts range from one to 14 months, with the substantial amount of deliveries concentrated in the first four months of 2009.

        Because little or no public credit information is available for the Energy Services segment's customers who have fixed-price sales contracts, Buckeye specifically analyzed each customer and contract to evaluate (i) the historical payment patterns of the customer, (ii) the current outstanding receivables balances for each customer and contract and (iii) the level of performance of each customer with respect to volumes called for in the contract. Buckeye then evaluated the specific risks and expected outcomes of nonpayment or nonperformance by each customer and contract. Based on its credit and performance risk evaluation, Buckeye recorded the credit valuation adjustment of $0.6 million. If actual customer performance under these fixed-price sales contracts deteriorates (either through nonperformance with respect to contracted volumes or nonpayment of amounts due), then the fair value of these contracts could be materially less. For example, a one percent shortfall in delivered volumes over the average life of the contracts would reduce the fair value of the contracts and, accordingly, net income, by $0.8 million. Buckeye continues to monitor and evaluate performance and collections with respect to these fixed-price sales contracts.

Accounting for Goodwill and Assessment of Goodwill Impairment

        Prior to 2008, Buckeye had limited amounts of goodwill reported on its balance sheet. The amount of goodwill reported increased substantially in 2008 as a result of the acquisitions of Lodi Gas, Farm & Home and the ethanol and petroleum products terminal in Albany, New York. The initial recording of goodwill resulted from management's allocation of the purchase price of these businesses to the assets acquired and liabilities assumed, as required under Statement of Financial Accounting Standards No. 141—Business Combinations. ("SFAS 141"). The application of SFAS 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on an assessment of their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.

        Under Statement of Financial Accounting Standards No. 142—"Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and other indefinite-lived intangible assets are not amortized but are reviewed annually for impairment. Intangible assets that have finite useful lives are amortized over such useful lives. As a result, significant management judgment is required in the determination of the fair values of the assets acquired and the liabilities assumed, including the determination if any intangible assets have been acquired and, if so, if such intangible assets have definite or indefinite useful lives. For intangible assets that are not indefinite, additional judgment is required in assessing such intangible asset's estimate useful life.

        Subsequent to the initial recording of goodwill, SFAS 142 requires management, at least annually, to assess goodwill for impairment using a two-step methodology. The initial step requires Buckeye management to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of the reporting unit. If the fair value exceeds carrying value, no impairment loss is recognized. However, a carrying value that exceeds fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. The impairment testing performed annually on January 1 has resulted in the determination that no impairment had been incurred in 2008, 2007 or 2006.

        The determination of whether goodwill is impaired is based on management's estimate of the fair value of Buckeye's reporting units at each measurement date compared to their carrying values. In the 2008 impairment test, Buckeye utilized industry-specific multiples of EBITDA to determine the terminal values of each of its reporting units. These multiples require significant management judgment applied to each reporting unit. Management used EBITDA multiples that it believed were reasonable based on its experience in the acquisition of similar assets in the context of current market conditions. In the determination of estimated useful lives of intangible assets with finite lives, management considered relevant factors of useful life including, with respect to customer intangibles, the historical attrition rates for each customer.

Related Party Transactions

        With respect to related party transactions, see Note 22 to Buckeye's consolidated financial statements and Item 13 "Certain Relationships and Related Transactions and Director Independence."

Recent Accounting Pronouncements

        See Note 2 to Buckeye's consolidated financial statements for a description of certain new accounting pronouncements issued in the year ended December 31, 2008.

Forward-Looking Information

        The information contained above in this Management's Discussion and Analysis and elsewhere in this Annual Report on Form 10-K includes forward-looking statements. Such statements use forward-

looking words such as "anticipate," "continue," "estimate," "expect," "may," "believe," "will," or other similar words, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products and natural gas in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services or alternative fuel sources; (3) changes, if any, in laws and regulations, including, among others, safety, environmental, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs, unanticipated capital expenditures and operating expenses to repair or replace our assets; (7) nonpayment or nonperformance by our customers; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry; (18) availability and cost of insurance on our assets and operations; (19) conflicts of interest between us, our general partner, the owner of our general partner and its affiliates; (20) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (21) the impact of government legislation and regulation on us.

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

Market Risk—Non-Trading Instruments

        Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates. Buckeye does not currently have foreign exchange risk.

Commodity Risk

        The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Accordingly, Buckeye's method of measuring ineffectiveness will compare the changes in the fair value of the New York Mercantile Exchange futures contracts to the change in fair value of Buckeye's hedged fuel inventory. Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

        The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

        As of December 31, 2008, the Energy Services segment had derivative assets and liabilities as follows:

December 31, 2008
(In thousands)
Assets:
Fixed-price sales contracts	$78,423
Futures contracts for inventory	25,225

103,648
Liability:
Futures contracts for fixed-price sales contracts	(50,806)

Total	$52,842

        All but $1.2 million of the assets noted above for unrealized gains of $25.2 million related to inventory hedges will be realized in the first quarter of 2009 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $5.7 million. As of December 31, 2008, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond June 2010. In addition, Buckeye had on hand at December 31, 2008 refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

        Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at December 31, 2008, the estimated fair value of the portfolio of commodity financial instruments would be as follows:

Scenerio	Resulting Classification	Commodity Financial Instrument Portfolio Fair Value
		(In thousands)
Fair value assuming no change in underlying commodity prices (as is)	Asset	$52,842
Fair value assuming 10% increase in underlying commodity prices	Asset	$44,977
Fair value assuming 10% decrease in underlying commodity prices	Asset	$60,708

        The value of the open futures contract positions noted above were based upon quoted market prices obtained from the New York Mercantile Exchange. The value of the fixed-price sales contracts was based on observable market data related to the obligation to provide refined petroleum products to customers.

Interest Rate Risk

        From time to time, Buckeye uses interest rate derivatives to hedge interest obligations on specific debt issuances, including anticipated debt issuances. Buckeye's practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board of Directors of Buckeye GP. In January 2009, Buckeye GP's Board of Directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate hedge agreements to manage its interest rate and cash flow risks associated with the Credit Facility.

        Buckeye is exposed to fair value risk with respect to its fixed-rate debt obligations and to cash flow risk with respect to its variable-rate obligations. Fair value risk represents the risk that the value of Buckeye's fixed-rate debt obligations will rise or fall depending on changes in interest rates. Cash flow risk represents the risk that interest expense related to the variable-rate obligations will rise or fall depending on changes in interest rates.

        At December 31, 2008, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.30% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes. The fair value of these fixed-rate debt obligations at December 31, 2008 was approximately $973.0 million. Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by $58.1 million. Buckeye's variable-rate obligation was $298.3 million under the Credit Facility and $96.0 million under the BES Credit Agreement at December 31, 2008. Based on the balances outstanding at December 31, 2008, a 1% increase in interest rates would increase annual interest expense by $3.9 million.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

        Management of Buckeye GP LLC (the "Buckeye GP"), as general partner of Buckeye Partners, L.P. ("Buckeye"), is responsible for establishing and maintaining adequate internal control over financial reporting of Buckeye. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management evaluated Buckeye GP's internal control over financial reporting of Buckeye as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, Buckeye GP's internal control over financial reporting of Buckeye was effective.

        Buckeye's independent registered public accounting firm, Deloitte & Touche LLP, has audited Buckeye GP's internal control over financial reporting for Buckeye. Their opinion on the effectiveness of Buckeye GP's internal control over financial reporting for Buckeye appears herein.

FORREST E. WYLIE Chief Executive Officer February 27, 2009	KEITH E. ST.CLAIR Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

        We have audited the internal control over financial reporting of Buckeye Partners, L.P. and subsidiaries ("Buckeye") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Buckeye's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Buckeye's internal control over financial reporting based on our audit.

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

        In our opinion, Buckeye maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of Buckeye and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding Buckeye's adoption of the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," as of December 31, 2006.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 27, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

        We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries ("Buckeye") as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and partners' capital for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Buckeye's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye Partners, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 18 to the consolidated financial statements, Buckeye adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," as of December 31, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on Buckeye's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 27, 2009

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product sales	$1,304,097	$10,680	$9,840
Transportation and other	592,555	508,667	451,920

Total revenue	1,896,652	519,347	461,760

Costs and expenses:
Cost of product sales	1,274,135	10,473	9,637
Operating expenses	279,454	240,258	211,801
Depreciation and amortization	55,299	44,651	44,039
General and administrative	34,143	21,885	19,216

Total costs and expenses	1,643,031	317,267	284,693

Operating income	253,621	202,080	177,067

Other income (expense):
Investment and equity income	9,487	8,965	7,296
Interest and debt expense	(74,387)	(50,378)	(52,113)
General partner incentive compensation	—	—	(18,277)
Minority interests and other	(5,562)	(5,311)	(3,733)

Total other expense	(70,462)	(46,724)	(66,827)

Income from continuing operations	183,159	155,356	110,240
Income from discontinued operations	1,230	—	—

Net income	$184,389	$155,356	$110,240

Allocation of net income:
Net income allocated to general partner:
Income from continuing operations	$33,684	$27,796	$6,763

Income from discontinued operations	$370	$—	$—

Net income allocated to limited partners:
Income from continuing operations	$149,475	$127,560	$103,477

Income from discontinued operations	$860	$—	$—

Earnings per limited partner unit—basic:
Income from continuing operations	$3.13	$3.03	$2.64
Income from discontinued operations	0.02	—	—

Earnings per limited partner unit—basic	$3.15	$3.03	$2.64

Earnings per limited partner unit—diluted:
Income from continuing operations	$3.13	$3.03	$2.64
Income from discontinued operations	0.02	—	—

Earnings per limited partner unit—diluted	$3.15	$3.03	$2.64

Weighted average number of limited partner units outstanding:
Basic	47,747	42,051	39,165

Diluted	47,763	42,101	39,202

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$58,843	$93,198
Trade receivables, net	79,969	47,598
Construction and pipeline relocation receivables	21,501	12,571
Inventories	84,229	15,149
Derivative assets	97,375	—
Prepaid and other current assets	72,111	31,822

Total current assets	414,028	200,338
Property, plant and equipment, net	2,231,321	1,796,196
Equity investments	90,110	77,354
Goodwill	210,644	11,355
Intangible assets, net	44,114	9,044
Other non-current assets	44,193	39,365

Total assets	$3,034,410	$2,133,652

Liabilities and partners' (deficit) capital:
Current liabilities:
Line of credit	$96,000	$—
Accounts payable	41,301	19,822
Derivative liabilities	48,623	7,187
Accrued and other current liabilities	105,790	65,485

Total current liabilities	291,714	92,494
Long-term debt	1,445,722	849,177
Other non-current liabilities	100,702	80,341
Minority interests	20,775	21,468

Total liabilities	1,858,913	1,043,480

Commitments and contingent liabilities	—	—
Partners' (deficit) capital:
General Partner (243,914 units outstanding as of December 31, 2008 and 2007)	(6,680)	(1,005)
Limited Partners (48,372,346 and 45,718,146 units outstanding as of December 31, 2008 and 2007, respectively)	1,201,144	1,100,346
Accumulated other comprehensive loss	(18,967)	(9,169)

Total partners' capital	1,175,497	1,090,172

Total liabilities and partners' capital	$3,034,410	$2,133,652

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Income from continuing operations	$183,159	$155,356	$110,240

Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	55,299	44,651	44,039
Gain on the sale of assets	—	(828)	(867)
Net changes in fair value of derivatives	(24,228)	—	—
Deferred lease expense	4,598	—	—
Minority interest	5,492	5,261	4,600
Earnings from equity investments	(7,988)	(7,553)	(6,219)
Distributions from equity investments	5,113	7,418	6,815
Amortization of debt issuance costs and option grants	3,216	428	379
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	36,060	3,432	(12,166)
Construction and pipeline relocation receivables	(8,930)	(382)	(1,618)
Inventories	(4,362)	(863)	(618)
Prepaid and other current assets	(25,704)	1,154	(22,785)
Accounts payable	(10,898)	(6,525)	9,422
Accrued and other current liabilities	4,891	1,431	17,974
Other non-current assets	1,459	(1,324)	(1,991)
Other non-current liabilities	(2,215)	(4,169)	1,759

Total adjustments from operating activities	31,803	42,131	38,724

Net cash provided by continuing operations	214,962	197,487	148,964
Net cash provided by discontinued operations	292	—	—

Net cash provided by continuing and discontinued operations	215,254	197,487	148,964

Cash flows from investing activities:
Capital expenditures	(120,472)	(67,867)	(92,674)
Acquisitions and equity investments, net of cash acquired	(667,523)	(40,726)	(94,253)
Net expenditures for disposal of property, plant and equipment	(365)	(12)	1,485
Proceeds from the sale of discontinued operations	52,584	—	—

Net cash used in investing activities	(735,776)	(108,605)	(185,442)

Cash flows from financing activities:
Net proceeds from issuance of limited partnership units	113,111	296,361	64,092
Proceeds from exercise of unit options	316	2,497	1,360
Issuance of long-term debt and borrowings under credit facilities	856,604	155,000	177,000
Payment of debt, net	(264,288)	(300,000)	(82,000)
Debt issuance costs	(2,111)	(178)	(442)
Distributions to minority interests	(4,648)	(3,962)	(3,947)
Settlement payment of interest rate swaps	(9,638)	—	—
Distributions to unitholders	(203,179)	(164,348)	(125,501)

Net cash provided by (used in) financing activities	486,167	(14,630)	30,562

Net (decrease) increase in cash and cash equivalents	(34,355)	74,252	(5,916)
Cash and cash equivalents—Beginning of year	93,198	18,946	24,862

Cash and cash equivalents—End of year	$58,843	$93,198	$18,946

Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$62,986	$49,652	$50,457
Capitalized interest	$2,355	$1,469	$1,845
Cash paid for income taxes	$958	$1,048	$213
Non-cash changes in assets and liabilities:
Capital additions accrued in property, plant, and equipment	$1,957	$2,377	$—
Hedge accounting	$3,357	$6,951	$(235)
Environmental liability assumed in acquisition	$5,644	$—	$—

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(In thousands)

	General Partner	Limited Partners	Receivable from Exercise of Options	Accumulated Other Comprehensive (Loss) Income	Total
Partners' capital—January 1, 2006	$2,529	$756,531	$(483)	$—	$758,577

Net income	6,763	103,477	—	—	110,240
Adoption of SFAS No. 158	—	—	—	785	785
Distributions	(7,328)	(118,173)	—	—	(125,501)
Net proceeds from the issuance of 1.5 million limited partner units	—	64,092	—	—	64,092
Amortization of limited partnership unit options	—	329	—	—	329
Exercise of limited partnership unit options	—	1,232	—	—	1,232
Repayment of receivable from exercise of options	—	—	128	—	128

Partners' capital—December 31, 2006	$1,964	$807,488	$(355)	$785	$809,882

Net income	27,796	127,560	—		155,356
Change in value of interest rate swaps	—	—	—	(7,187)
Amortization of RIGP and Retiree
Medical Plan Costs	—	—	—	(1,929)
Adjustment to funded status of RIGP and Retiree Medical Plan	—	—	—	(838)

Other comprehensive income				(9,954)	(9,954)

Total comprehensive income					145,402
Distributions	(30,765)	(133,583)	—	—	(164,348)
Net proceeds from the issuance of 6.2 million limited partner units	—	296,361	—	—	296,361
Amortization of limited partnership unit options	—	378	—	—	378
Exercise of limited partnership unit options	—	2,142	—	—	2,142
Repayment of receivable from exercise of options	—	—	355	—	355

Partners' (deficit) capital—December 31, 2007	$(1,005)	$1,100,346	$—	$(9,169)	$1,090,172

Net income	34,054	150,335	—	—	184,389
Change in value of derivatives	—	—	—	(2,668)
Amortization of interest rate swaps	—	—	—	920
Amortization of RIGP and Retiree
Medical Plan Costs	—	—	—	(2,573)
Adjustment to funded status of RIGP and Retiree Medical Plan	—	—	—	(5,477)

Other comprehensive income				(9,798)	(9,798)

Total comprehensive income					174,591
Distributions	(39,729)	(163,450)	—	—	(203,179)
Net proceeds from the issuance of 2.6 million limited partner units	—	113,111	—	—	113,111
Amortization of limited partnership unit options	—	486	—	—	486
Exercise of limited partnership unit options	—	316	—	—	316

Partners' (deficit) capital—December 31, 2008	$(6,680)	$1,201,144	$—	$(18,967)	$1,175,497

See Notes to consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Buckeye Partners, L.P. ("Buckeye") is a New York Stock Exchange publicly traded (NYSE: BPL) master limited partnership organized in 1986 under the laws of the state of Delaware. Buckeye GP LLC ("Buckeye GP") is the general partner of Buckeye. Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. ("BGH"), a Delaware limited partnership that is also publicly traded on the New York Stock Exchange (NYSE: BGH).

        Buckeye, through its subsidiaries, owns and operates one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.

        On January 18, 2008, Buckeye acquired Lodi Gas Storage, L.L.C. ("Lodi Gas"). Lodi Gas owns and operates a major natural gas storage facility in northern California. This facility currently provides approximately 33 billion cubic feet ("Bcf") of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric's intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas (see Note 3 for a further discussion).

        On February 8, 2008, Buckeye acquired Farm & Home Oil Company LLC ("Farm & Home"), a seller of refined petroleum products on a wholesale basis, principally in eastern and central Pennsylvania. When Farm & Home was acquired, it also had retail operations, but Buckeye sold those operations to a wholly owned subsidiary of Inergy, L.P. on April 15, 2008. The assets and liabilities and results of operations of Farm & Home's retail operations were determined to be discontinued operations effective on the Farm & Home acquisition date of February 8, 2008 (see Note 3 for a further discussion). On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, Buckeye Energy Services LLC ("BES"), with BES continuing as the surviving entity. This merger did not impact the operations of Buckeye.

        With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it had two additional reportable segments: Natural Gas Storage and Energy Services. Effective in the first quarter of 2008, Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations. See Note 26 for a more detailed discussion of Buckeye's operating segments.

        Buckeye Pipe Line Services Company ("Services Company") was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the "ESOP"). At December 31, 2008, Services Company owned approximately 4.4% of the publicly traded limited partnership units of Buckeye (the "LP Units"). Services Company employs approximately 1,000 people who provide services to the operating subsidiaries through which Buckeye conducts its operations. Approximately 20 employees are employed directly by Lodi Gas and another approximately 20 people are employed by Buckeye Albany Terminal LLC (see Note 3 for a further discussion). Pursuant to a services agreement entered into in December 2004 (the "Services Agreement"), the operating subsidiaries reimburse Services Company for the costs of the services provided to the operating subsidiaries by Services Company. Pursuant to the Services Agreement and an Executive Employment Agreement, through December 31, 2008 executive compensation costs and related benefits paid to Buckeye GP's four highest salaried officers are not reimbursed by Buckeye or its operating subsidiaries but are reimbursed to Services Company by BGH. Effective January 1, 2009,

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION (Continued)

Buckeye and its operating subsidiaries have agreed to pay for all executive compensation and benefits earned by Buckeye GP's four highest salaried officers in return for an annual fixed payment from BGH in the amount of $3.6 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the U.S. Securities and Exchange Commission. They include the accounts of Buckeye and its subsidiaries on a consolidated basis. All intercompany transactions have been eliminated in consolidation. The financial statements do not include the accounts of BGH, Buckeye GP or Services Company.

Changes in General Partner Incentive Payments

        Buckeye GP has historically received incentive compensation payments under an Incentive Compensation Agreement, which were payments based on cash distributions to the limited partners of Buckeye. As part of the reorganization of Buckeye GP on August 9, 2006, the Incentive Compensation Agreement and the Agreement of Limited Partnership were amended to recharacterize the incentive payments received by Buckeye GP under the Incentive Compensation Agreement and the Partnership Agreement as distribution payments with respect to the general partner interest rather than compensation payments. These amendments were effective for payments related to Buckeye's distributions declared after August 9, 2006. Accordingly, effective with the fourth quarter of 2006, these payments are characterized as distributions rather than compensation payments from Buckeye to Buckeye GP.

        These amendments do not change the timing or amounts of incentive payments or other distributions payable to Buckeye GP. However, commencing in the fourth quarter of 2006, the amendments do affect reported net income and the amount of income that is allocated to Buckeye GP and the limited partners. The effect of this amendment was to increase reported net income by $38.9 million, $30.0 million, and $6.6 million in 2008, 2007, and 2006 compared to the amount that would have been reported had the Incentive Compensation Agreement and Partnership Agreement not been amended.

Use of Estimates

        The preparation of Buckeye's consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period.

Regulatory Reporting

        The majority of Buckeye's petroleum products pipelines are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), which prescribes certain accounting principles and practices for the annual Form 6 Report filed with the FERC that differ from those used in these financial

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements. Reports to FERC differ from the consolidated financial statements, which have been prepared in accordance with GAAP, generally in that such reports calculate depreciation over estimated useful lives of the assets as prescribed by FERC.

Revenue Recognition

        Revenue from the transportation of petroleum products is recognized as products are delivered. Revenues from terminalling, storage and rental operations are recognized as the services are performed. Revenues for contract operation and construction services of facilities and pipelines not directly owned by Buckeye are recognized as the services are performed. Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee. Revenues for natural gas storage, which consist of demand charges for the reservation of storage space under firm storage agreements, are recognized as revenue over the term of the related storage agreement. Revenues for hub services, which consist of a variety of other gas storage services under interruptible storage agreements, are recognized ratably over the term of the agreement. Revenue from the sale of refined petroleum products, which are sold on a wholesale basis, is recognized when such products are delivered to the customer purchasing the products.

Cash and Cash Equivalents

        Cash equivalents are defined as all highly marketable securities with maturities of three months or less when purchased. The carrying value of cash equivalents approximates fair value because of the short term nature of these investments.

Trade Receivables and Concentration of Credit Risk

        Trade receivables represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. Buckeye extends credit terms to certain customers based on historical dealings and to other customers after a full review of various financial credit indicators, including the customers' credit rating (if available), and verified trade references. The Energy Services segment has established a reserve for doubtful accounts of $2.1 million as of December 31, 2008 included in trade receivables in the consolidated balance sheet.

        The Energy Services segment's allowance for doubtful accounts is determined based on specific identification and estimates of future uncollectible accounts. Its procedure for determining the allowance for doubtful accounts is based on (i) historical experience with customers, (ii) the perceived financial stability of customers based on its research, and (iii) the levels of credit the Energy Services segment grants to customers. In addition, the Energy Services segment may increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties. On a routine basis, the Energy Services segment reviews estimates associated with the allowance for doubtful accounts to ensure that it has recorded sufficient reserves to cover potential losses.

        Buckeye has a concentration of trade receivables due from major integrated oil companies and their marketing affiliates, major petroleum refiners, major chemical companies, large regional marketing companies and large commercial airlines. Additionally, with the acquisitions of Lodi Gas and Farm & Home, Buckeye has trade receivables from gas storage providers, independent gatherers, investment banks that have established a trading platform, and brokers and marketers. These

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

concentrations of customers may affect Buckeye's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors.

        For the year ended December 31, 2008, no customer contributed more than 10% of consolidated revenue. However, in 2008 affiliates of Shell Oil Products U.S. ("Shell") contributed 12% of the Pipeline Operations and Terminalling and Storage segments' combined revenue. Approximately 6% of this revenue was generated by Shell in each of the Pipeline Operations segment and in the Terminalling and Storage segment. In 2007 and 2006, Shell contributed 10% and 11% of consolidated revenue, respectively. Approximately 3% of 2007 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 7% of consolidated revenue was in the Terminalling and Storage segment. Approximately 5% of the 2006 consolidated revenue was generated by Shell in the Pipeline Operations segment and the remaining 6% of consolidated revenue was in the Terminalling and Storage segment.

        Buckeye manages its exposure to credit risk through credit analysis and monitoring procedures, and sometimes use letters of credit, prepayments and guarantees. The Pipeline Operations and Energy Services segments bill their customers on a weekly basis, and the Terminalling and Storage, Natural Gas Storage, and Other Operations segments bill on a monthly basis. Management believes that these billing practices may reduce credit risk.

Construction and pipeline relocation receivables

        Construction and pipeline relocation receivables represent valid claims against non-affiliated customers for services rendered in constructing or relocating pipelines and are recognized when services are rendered.

Inventories

        Buckeye generally maintains two types of inventory. Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil, and diesel fuel, which are valued at the lower of cost or market, unless such inventories are hedged. At December 31, 2008, 78% of the inventory was hedged. This inventory is valued at current market prices with the change in value of the inventory reflected in the consolidated statements of income. At December 31, 2008, 17% of the inventory was committed against fixed-priced sales contracts and such inventory was valued at the lower of cost or market. The remaining inventory was considered unhedged and represented approximately one day of sales.

        Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method (see Note 5).

Cost of Product Sales

        Cost of Product Sales relates to sales of refined petroleum products, consisting primarily of gasoline, heating oil and diesel fuel, and includes the direct costs of product acquisition as well as the effects of hedges of such product acquisition costs and hedges of fixed-price sales contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Investments

        Investments in entities in which Buckeye does not exercise control, but has significant influence, are accounted for using the equity method. Under this method, an investment is recorded at acquisition cost plus Buckeye's equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the initial investment exceeds the proportionate share of the book value of the net assets of the investment. Management evaluates equity method investments for impairment whenever events or circumstances indicate that there is a loss in value of the investment which is other than temporary. In the event that the loss in value of an investment is other than temporary, Buckeye records a charge to earnings to adjust the carrying value to fair value. There were no equity investment impairments during 2008, 2007 or 2006.

Property, Plant and Equipment

        Property, plant and equipment are generally recorded at cost. Property, plant and equipment consist primarily of pipelines, wells, storage and terminal facilities, pad gas and pumping and compression equipment. For financial reporting purposes, depreciation on pipelines and terminals is generally calculated using the straight-line method over the estimated useful lives ranging from 44 to 50 years. Plant and equipment associated with natural gas storage is generally depreciated over 44 years, except for pad gas. The Natural Gas Storage segment maintains a level of natural gas in its underground storage facility generally known as pad gas, which is not routinely cycled but, instead, serves the function of maintaining the necessary pressure to allow routine injection and withdrawal to meet demand. The pad gas is considered to be a component of the facility and as such is not depreciated because it is expected to ultimately be recovered and sold.

        Other plant and equipment is generally depreciated on a straight line basis over an estimated life of 5 to 50 years. Additions and betterments are capitalized and maintenance and repairs are charged to income as incurred. Generally, upon normal retirement or replacement, the cost of property (less salvage) is charged to the depreciation reserve, which has no effect on income.

        The following table represents the depreciation life for the major components of Buckeye's assets:

Life in years
Right of way	44 – 50
Line pipe and fittings	44 – 50
Buildings	50
Wells	44
Pumping and compression equipment	44 – 50
Oil tanks	50
Office furniture and equipment	18
Vehicles and other work equipment	11
Servers and software	5

Goodwill and Intangible Assets

        Buckeye's goodwill amounts are assessed for impairment at the reporting unit level, which is consistent with Buckeye's operating segments, (i) on a routine annual basis on January 1 or (ii) when

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment indicators are present. If such indicators occur (e.g., the loss of a significant customer, economic obsolescence of plant assets, etc.), the estimated fair value of the reporting unit to which the goodwill is assigned is determined and compared to its book value. If the fair value of the reporting unit exceeds its book value, including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value, including associated goodwill amounts, a charge to earnings is recorded to reduce the carrying value of the goodwill to its implied fair value. Buckeye has not recognized any impairment losses related to goodwill for any of the periods presented.

        Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets that have finite useful lives are amortized over their useful lives.

Long-Lived Assets

        Buckeye regularly assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Buckeye assesses recoverability based on estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal. The measurement of an impairment loss, if recognition of any loss is required, is based on the difference between the carrying amount and fair value of the asset.

Asset Retirement Obligations

        Buckeye regularly assesses its legal obligations with respect to estimated retirements of certain of its long-lived assets to determine if it has an asset retirement obligation ("ARO"). GAAP requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred including obligations to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an ARO is identified and a liability is recorded, a corresponding asset is recorded at that time which is then depreciated over the remaining useful life of the asset. After the initial measurement, the liability is periodically adjusted to reflect changes in the ARO's fair value. Generally, the fair value of any liability is determined based on estimates and assumptions related to future retirement costs, future inflation rates and credit-adjusted risk-free interest rates.

        Other than assets in the Natural Gas Storage segment, Buckeye's assets generally consist of underground refined petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities and terminals that are owned by Buckeye. Buckeye is unable to predict if and when its pipelines, which generally serve high-population and high-demand markets, will become completely obsolete and require decommissioning. Further, Buckeye's rights-of-way agreements typically do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. Accordingly, other than with respect to the Natural Gas Storage segment, Buckeye has recorded no liability, or corresponding asset because the future dismantlement and removal dates of the majority of Buckeye's assets, and the amount of any associated costs, are indeterminable.

        The Natural Gas Storage segment's pipelines and surface facilities are located on land that is leased. An ARO asset and liability was established due to a requirement in the land leases to remove certain assets in the event that the site is abandoned. The ARO liability will be adjusted prospectively

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for costs incurred or settled, accretion expense, and any revisions made to the assumptions related to the retirement costs. The ARO liability as of December 31, 2008 of $0.9 million is recorded in non-current liabilities in the consolidated balance sheet.

        A reconciliation of the ARO liability for the year ended December 31, 2008 is as follows:

2008
(In thousands)
January 1,	$—
Liabilities assumed with Lodi Gas acquisition	665
Additional ARO for Kirby Hills II	194
Accretion expense	60

December 31,	$919

Debt Issuance Costs

        Costs incurred for debt instruments are capitalized when incurred and amortized on a straight-line basis over the life of the associated debt instrument. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Debt issuance costs were $13.7 million and $11.1 million at December 31, 2008 and 2007, respectively. These amounts are net of approximately $4.8 million and $3.2 million of accumulated amortization at December 31, 2008 and 2007, respectively.

Fair Value

        At December 31, 2008 and 2007, cash and cash equivalents, trade receivables, construction and pipeline relocation receivables, margin deposits, prepaid and other current assets and all current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The fair value of Buckeye's debt was calculated using interest rates currently available to Buckeye for issuance of debt with similar terms and remaining maturities and approximate market values on the respective dates. Fair value is generally defined as the amount at which the financial instrument could be exchanged in a current transaction between willing parties, not in a forced or liquidation sale. Buckeye's Energy Services segment also has derivative assets and liabilities. These assets and liabilities consist of exchange-traded futures contracts and fixed-price sales contracts with customers. These assets and liabilities are measured and reported at fair values. Buckeye considers the impact of credit valuation adjustments with respect to the fixed-price sales contracts. See Note 17 for a further discussion.

Financial Instruments

        For all hedging relationships, Buckeye formally documents at inception the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed and the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Buckeye also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Buckeye discontinues hedge accounting prospectively.

        To qualify as a hedge, the item to be hedged must expose Buckeye to risk and the related hedging instrument must reduce the exposure and meet the hedging requirements of Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended and interpreted). Buckeye formally designates the financial instrument as a hedge and documents and assesses the effectiveness of the hedge at its inception and thereafter on a quarterly basis. Generally, the documentation defines the hedging instrument, the nature of the risk being hedged, and the method of measuring ineffectiveness. Any hedge ineffectiveness is immediately recognized in earnings.

        Buckeye uses financial instruments such as swaps, forward and other contracts to manage price risks associated with inventories, firm commitments, interest rates, and certain anticipated transactions. Buckeye recognizes these transactions on its balance sheet as assets and liabilities based on the instrument's fair value. Changes in fair value of financial instrument contracts are recognized in the current period in earnings unless specific hedge accounting criteria are met. If the financial instrument meets the criteria of a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item. If the financial instrument meets the criteria of a cash flow hedge, gains and losses incurred on the instrument are recorded in other comprehensive income. Gains and losses on cash flow hedges are reclassified from other comprehensive income to earnings when the forecasted transaction occurs or, as appropriate, over the economic life of the underlying asset. A contract designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

Capitalization of Interest

        Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of Buckeye's debt. The weighted average rates used to capitalize interest on borrowed funds was 5.4% for each of the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

        For federal and state income tax purposes, Buckeye and each of its subsidiaries, except for Buckeye Gulf Coast Pipe Lines, L.P. ("BGC"), are not taxable entities. Accordingly, Buckeye's taxable income, except for BGC, is generally includable in the federal and state income tax returns of the individual partners.

        Effective August 1, 2004, BGC elected to be treated as a taxable corporation for federal income tax purposes. Accordingly, it has recognized deferred tax assets and liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and the amounts measured for federal income tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance when the amount of any tax benefit is not expected to be realized. Buckeye recorded a deferred tax liability of $0.8 million and $0.6 million as of December 31, 2008 and 2007, respectively, which is recorded in non-current liabilities. As of December 31, 2008 and 2007,

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Buckeye's reported amount of net assets for GAAP purposes exceeded its tax basis for allocating taxable income under its partnership agreement.

        Total income tax expense for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $0.8 million and $0.6 million, respectively. Income tax expense is included in operating expenses in the consolidated statements of income.

Environmental Expenditures

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with Buckeye's commitment to a formal plan of action. Accrued environmental remediation related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees estimated to be paid to outside engineering, consulting and law firms. Buckeye maintains insurance which may cover certain environmental expenditures.

Pensions

        Services Company sponsors a defined contribution plan (see Note 18), defined benefit plans (see Note 18) and an employee stock ownership plan (the "ESOP") (see Note 20) that provide retirement benefits to certain regular full-time employees. Certain hourly employees of Services Company are covered by a defined contribution plan under a union agreement (see Note 18). These plans are included in Buckeye's financial statements because Buckeye is a guarantor of these obligations.

Postretirement Benefits Other Than Pensions

        Services Company provides post-retirement health care and life insurance benefits for certain of its retirees. Certain other retired employees are covered by a health and welfare plan under a union agreement (see Note 18). This plan is included in Buckeye's financial statements because Buckeye is a guarantor of these obligations.

Unit Option and Distribution Equivalent Plan

        Buckeye has a Unit Option and Distribution Equivalent Plan, which, effective January 1, 2006, is accounted for under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 19 for a further discussion of Buckeye's Unit Option and Distribution Equivalent Plan.

Comprehensive Income

        Buckeye accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Buckeye's comprehensive income is determined based on net income adjusted for changes in other comprehensive income (loss) from certain of Buckeye's hedging transactions,

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

related amortization of its pension and post-retirement benefits plan costs and changes in the funded status of its pension and post-retirement benefit plans.

Allocation of Net Income

        In the fourth quarter of 2006, Buckeye began attributing income to Buckeye GP and the limited partners as if its net income were entirely distributed to its Unitholders in accordance with Emerging Issues Task Force ("EITF") Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128." Buckeye determined the amount of income allocable to Buckeye GP, which represents the sum of the incentive distribution that would have been payable to Buckeye GP if the total distribution equaled net income, plus Buckeye GP's proportional share of Buckeye's remaining income.

Earnings per Unit

        Basic earnings per LP Unit, is determined by dividing the limited partners' allocation of net income by the weighted average number of LP Units outstanding for the period. Diluted earnings per LP Unit is calculated the same way except the weighted average LP Units outstanding include any dilutive effect of LP Unit option grants.

Reclassifications

        Due to the acquisition of Farm & Home in the first quarter of 2008 and its related product sales and cost of product sales, certain amounts from 2007 for product sales and cost of product sales have been reclassified in the consolidated statements of income to conform to the current-year presentation. In order to conform to the current-year presentation, Buckeye reclassified $9.0 million to customer contracts in the consolidated balance sheets from noncurrent assets at December 31, 2007. Buckeye also reclassified $77.0 million to equity investments in the consolidated balance sheets from other noncurrent assets at December 31, 2007 to conform to the current-year presentation. Finally, $7.2 million was reclassified to derivative liabilities from accrued and other current liabilities at December 31, 2007 to conform with the current-year presentation.

Recent Accounting Pronouncements

        In September 2006, FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year. In February 2008, the FASB issued Financial Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB's constituents additional time to consider the effect of the various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Buckeye adopted the non-delayed portion of SFAS 157 on January 1, 2008. See Note 17 for a further discussion.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which is effective for fiscal years beginning after December 15, 2008. SFAS 141(R) requires an acquiring entity in a business combination to (i) recognize all (and only) the assets acquired

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users of the financial statements all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The more significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:

  •
  Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values in accordance with SFAS 157;

  •
  Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

  •
  Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permitted the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, "Accounting for Contingencies" are met; and

  •
  Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

        The impact of adopting SFAS 141(R) will be dependent on the future business combinations that Buckeye may pursue after its effective date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"), which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent's equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent's ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Buckeye anticipates that the principal effect of the adoption of SFAS 160 on January 1, 2009 will be the reclassification of its minority interests liability into partners' capital on its consolidated balance sheet.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments, (ii) how derivative instruments and related hedging items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity's financial position, financial performance, and cash flows. SFAS 161 will require Buckeye to prepare enhanced disclosures about its derivative and hedging activities.

        In March 2008, the FASB ratified EITF Issue No. 07-4, "Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships" ("EITF 07-4"). Buckeye's current practice is to calculate earnings per LP Unit based solely upon the net income available to the limited partners after deducting the general partner's interest in net income. The general partner's interest includes incentive distribution rights. Under EITF 07-4, the difference between net income and distributions will be allocated to the limited partners and general partner before earnings per LP Unit are calculated. The effect of adopting EITF 07-4 will be: (i) for periods when net income exceeds distributions, Buckeye's reported earnings per LP Unit will be the same as under Buckeye's current accounting practice and (ii) for periods when distributions exceed net income, Buckeye's reported earnings per LP Unit will be lower than under Buckeye's current accounting practice. These differences will be material for those periods where there are material differences between Buckeye's net income and the distributions it pays. For example, had Buckeye applied EITF 07-4 for the year ended December 31, 2008, diluted earnings per LP Unit would have decreased from the reported amount of $3.15 per LP Unit to $2.99 per LP Unit. EITF No. 07-4 is effective beginning January 1, 2009, including all interim periods after that date. Early application is not permitted. EITF No. 07-4 is required to be applied retrospectively; therefore, Buckeye will restate prior period earnings per LP Unit in all published financial reports after January 1, 2009, as applicable.

        On April 25, 2008, the FASB issued FASB Staff Position FSP 142-3 "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Buckeye is currently reviewing the effects that FAS 142-3 will have on its consolidated financial statements.

        In December 2008, FASB issued FASB Staff Position FSP 132 (R)-1, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FSP 132R-1"). FSP 132R-1 requires enhanced disclosures about the plan assets of a company's defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for the year ending December 31, 2009. FSP 132R-1 will require Buckeye to prepare enhanced disclosures regarding its pensions and other postretirement benefit plans.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

Business Combinations

        Buckeye has determined that the 2008 acquisitions of Lodi Gas, Farm & Home and a terminal in Albany, New York ("Albany Terminal") represented business combinations under the provisions of SFAS 141. The application of SFAS 141 requires that the total purchase price be allocated to the fair value of the assets acquired and the liabilities assumed based on an assessment of their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. All goodwill recorded in these three business combinations is deductible for tax purposes. The results of their operations have been included in Buckeye's consolidated financial statements since their respective acquisition dates.

Lodi Gas

        On January 18, 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings, L.L.C. Lodi Holdings, L.L.C. was owned by affiliates of ArcLight Capital Partners, LLC, which owns an indirect interest in Buckeye's general partner. See Note 22 for a further discussion. The cost of Lodi Gas was approximately $442.4 million in cash and consisted of the following (in thousands):

Contractual purchase price	$440,000
Working capital adjustments and fees	2,367

Total purchase price	$442,367

        Of the contractual purchase price, $428.0 million was paid at closing and an additional $12.0 million was paid on March 6, 2008 upon receipt of approval from the California Public Utilities Commission for an expansion project known as Kirby Hills Phase II. Buckeye acquired Lodi Gas because Buckeye's management believes Lodi Gas represents an attractive opportunity to expand and diversify Buckeye's storage and throughput operations into a new geographic area, northern California, and a new commodity type, natural gas, and will provide Buckeye a platform for growth in the natural gas storage industry. These advantageous factors resulted in the recognition of goodwill in the amount that the fair value of the assets acquired and the liabilities assumed at the acquisition date exceeded the total purchase price. The purchase price has been allocated to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

January 18, 2008
Current assets	$8,240
Property, plant and equipment	274,880
Goodwill	169,560
Current liabilities	(9,096)
Other liabilities	(1,217)

Allocated purchase price	$442,367

        As discussed above, the activities of Lodi Gas are reported in a new operating segment called Natural Gas Storage.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS (Continued)

Farm & Home

        On February 8, 2008, Buckeye acquired all of the member interests of Farm & Home for approximately $146.2 million. On April 15, 2008, Buckeye completed the sale of the retail operations of Farm & Home to a wholly-owned subsidiary of Inergy, L.P. for approximately $52.6 million. The retail assets sold consisted primarily of property, plant, and equipment as well as inventory and receivables. Buckeye recorded no gain or loss on the sale of Farm & Home's retail operations. The retail operations of Farm & Home were not an integral part of Buckeye's core operations and strategy, and the related retail assets and liabilities were determined to be discontinued operations on the date of Buckeye's acquisition of Farm & Home because Buckeye decided to dispose of them as of that date. Revenues from discontinued operations for the period February 8, 2008 to April 15, 2008 were approximately $19.0 million.

        Buckeye acquired Farm & Home because Buckeye's management believes that the wholesale distribution operations of Farm & Home represent an attractive opportunity to further Buckeye's strategy of improving overall profitability by increasing the utilization of Buckeye's existing pipeline and terminal system infrastructure by marketing refined petroleum products in areas served by that infrastructure. These advantageous factors resulted in the recognition of goodwill in the amount that the fair value of the assets acquired and the liabilities assumed at the acquisition date exceeded the total purchase price. The purchase price has been allocated to the tangible and intangible assets acquired, including goodwill, as follows (in thousands):

February 8, 2008
Current assets	$79,144
Inventory	93,332
Property, plant and equipment	33,880
Goodwill	1,132
Customer relationships	38,300
Other assets	3,688
Assets held for sale, net of liability of $0.7 million	51,645
Debt	(100,000)
Current liabilities	(53,208)
Other liabilities	(1,740)

Allocated purchase price	$146,173

        As discussed above, the wholesale operations of Farm & Home that were retained by Buckeye are reported in a new operating segment called Energy Services. On July 31, 2008, Farm & Home was merged with and into its wholly owned subsidiary, BES.

Albany Terminal

        On August 28, 2008, Buckeye completed the purchase of the Albany Terminal, an ethanol and petroleum products terminal in Albany, New York, from LogiBio Albany Terminal, LLC. The purchase price for the terminal was $46.5 million in cash, with an additional $1.5 million payable if the terminal operations meet certain performance goals over the next three years. Buckeye also assumed

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS (Continued)

environmental remediation costs for the Albany Terminal estimated by Buckeye to be $5.6 million. The Albany Terminal has an active storage capacity of 1.8 million barrels. Buckeye acquired the Albany Terminal because Buckeye believes that the Albany Terminal's operations represent an attractive opportunity to increase Buckeye's participation in the ethanol services market in the northeast United States. These advantageous factors resulted in the recognition of goodwill in the amount that the fair value of the assets acquired and the liabilities assumed at the acquisition date exceeded the total purchase price. The purchase price has been allocated to the tangible and intangible assets acquired, including goodwill, on a preliminary basis as follows (in thousands):

August 28, 2008
Current assets	$78
Property, plant and equipment	23,404
Goodwill	28,597
Other assets	1,920
Other liabilities	(7,144)

Preliminary allocated purchase price	$46,855

        Buckeye is in the process of finalizing the purchase price allocation based on ongoing valuations of property, plant and equipment and goodwill. Changes to the preliminary purchase price allocation could be material. The Albany Terminal's operations are reported in the Terminalling and Storage segment.

Unaudited Proforma Financial Results

        The following unaudited summarized pro forma consolidated income statement information for the years ended December 31, 2008 and 2007 assumes that the acquisitions of Lodi Gas, Farm & Home and the Albany Terminal occurred as of the beginning of the years presented.

        The pro forma presentation below assumes that equity offerings by Buckeye that were used in part to fund the acquisition of Lodi Gas occurred effective January 1, 2007. In the 2008 pro forma presentation, approximately $2.6 million of disposition-related expenses incurred by Lodi Gas in the period from January 1, 2008 to January 17, 2008 (prior to Buckeye's ownership) have been excluded because these expenses were a nonrecurring item. For Farm & Home, the results of the retail operations have been excluded from both periods presented. These pro forma unaudited financial results were prepared for comparative purposes only and are not indicative of actual results that would

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS (Continued)

have occurred if Buckeye had completed these acquisitions as of the beginning of the periods presented or the results that will be attained in the future (in thousands, except per unit amounts):

	(Unaudited) Years Ended December 31,
	2008	2007
Revenues:
As reported	$1,896,652	$519,347
Pro forma adjustments	180,422	1,155,655

Pro forma revenue	$2,077,074	$1,675,002

Income from continuing operations:
As reported	$183,159	$155,356
Pro forma adjustments	3,394	24,944

Pro forma income from continuing operations	$186,553	$180,300

Allocation of pro forma income from continuing operations:
Allocated to general partner	$34,308	$32,259

Allocated to limited partners	$152,245	$148,041

Pro forma earnings from continuing operations per limited partner unit:
Basic	$3.14	$3.07

Diluted	$3.14	$3.06

Pro forma weighted average number of limited partner units outstanding:
Basic	48,409	48,281

Diluted	48,425	48,331

Asset Acquisitions

        Buckeye has determined that the acquisitions noted below represented asset acquisitions under the provisions of SFAS 141(R), rather than business combinations. Accordingly, the total purchase price has been allocated to the fair value of the assets acquired and the liabilities assumed based on fair values at the acquisition date. Buckeye determined that substantially all of the value of these purchases relate to the physical assets acquired, which are generally depreciated over 50 years. The acquired pipelines and related assets were allocated to the Pipeline Operations segment and the acquired terminals and related assets were allocated to the Terminalling and Storage segment. Note 26 summarizes the allocation of acquisitions by segment.

2008 Asset Acquisitions

        On February 19, 2008, Buckeye acquired a refined petroleum products terminal in Niles, Michigan and a 50% ownership interest in a refined petroleum products terminal in Ferrysburg, Michigan from

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS (Continued)

an affiliate of ExxonMobil Corporation for approximately $13.9 million. The approximate fair value allocation of the acquired assets is as follows (in thousands):

Land	$592
Buildings	1,621
Machinery, equipment, and office furnishings	11,714

Total	$13,927

        Effective May 1, 2008, Buckeye purchased the 50% member interest in WesPac Pipelines—San Diego LLC not already owned by Buckeye from Kealine LLC for $9.3 million. The operations of WesPac Pipelines—San Diego LLC are reported in the Pipeline Operations segment. The purchase price was allocated principally to property, plant and equipment.

        On June 20, 2008, Buckeye acquired a refined petroleum products terminal in Wethersfield, Connecticut from Hess Corporation for approximately $5.5 million. The purchase price was allocated principally to property, plant and equipment.

2007 Asset Acquisitions

        On January 16, 2007, Buckeye acquired two refined petroleum products terminals located in Flint and Woodhaven, Michigan for approximately $22.2 million, including a deposit of $1.0 million that was paid in 2006. The fair value allocation of the acquired assets is as follows (in thousands):

Land	$8,663
Buildings	3,481
Machinery, equipment, and office furnishings	10,024

Total	$22,168

        On February 27, 2007, Buckeye acquired a refined petroleum products terminal in Marcy, New York for approximately $2.3 million. The purchase price was allocated principally to property, plant and equipment.

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

2006 Asset Acquisitions

        On January 31, 2006, Buckeye completed the acquisition of a natural gas liquids pipeline that extends generally from Wattenberg, Colorado to Bushton, Kansas from BP Pipelines (North

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISCONTINUED OPERATIONS (Continued)

America) Inc. for approximately $87.0 million, which included a deposit of $7.7 million paid in December 2005. The fair value allocation of the acquired assets is as follows (in thousands):

Rights-of-way	$3,003
Buildings and leasehold improvements	1,198
Machinery, equipment and office furnishings	82,799

Total	$87,000

        On January 1, 2006, Buckeye acquired a refined petroleum products terminal located in Niles, Michigan from Shell for $13.0 million. The purchase price was allocated principally to property, plant and equipment.

4. CONTINGENCIES

Claims and Proceedings

        Buckeye in the ordinary course of business is involved in various claims and legal proceedings, some of which are covered by insurance. Buckeye GP is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings and the probability of losses relating to such contingencies, Buckeye has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

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

Environmental Contingencies

        In accordance with its accounting policy on environmental expenditures, Buckeye recorded operating expenses, net of insurance recoveries, of $10.1 million, $7.4 million and $6.2 million for 2008, 2007 and 2006, respectively, which were related to environmental expenditures unrelated to claims and proceedings. Expenditures, both capital and operating, relating to environmental matters are expected to continue due to Buckeye's commitment to maintaining high environmental standards and to increasingly strict environmental laws and government enforcement policies. Additional discussions regarding environmental expenditures are contained in Notes 2 (Summary of Significant Accounting Policies), 12 (Accrued and Other Current Liabilities) and 14 (Other Non-Current Liabilities).

Ammonia Contract Contingencies

        On November 30, 2005, BGC purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company ("EPME"), a subsidiary of El Paso Corporation ("El Paso"). As

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. CONTINGENCIES (Continued)

part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia. EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012. To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts. For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds. The amount of the shortfall generally increases as the market price of ammonia increases.

        EPME has informed BGC that, notwithstanding the parties' agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME's obligations to BGC. If EPME failed to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso's guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye's financial position, results of operations, and cash flows. Given the uncertainty of future ammonia prices and EPME's future actions, Buckeye is unable to estimate the amount of any such losses. Accordingly, Buckeye has recorded no provision for losses in the accompanying consolidated financial statements because it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses. Buckeye is currently assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

5. INVENTORIES

        The major components of inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)
Refined petroleum products	$69,568	$333
Materials and supplies	14,661	14,816

Total	$84,229	$15,149

        Buckeye generally maintains two types of inventory. Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil, and diesel fuel, which are valued at the lower of cost or market, unless such inventories are hedged. At December 31, 2008, 78% of the inventory was hedged. This inventory is valued at current market prices with the change in value of the inventory reflected in the consolidated statements of income. At December 31, 2008, 17% of the inventory was committed against fixed-priced sales contracts and such inventory was valued at the lower of cost or market. The remaining inventory was considered unhedged and represented approximately one day of sales.

        Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PREPAID AND OTHER CURRENT ASSETS

        Prepaid and other current assets consist of the following:

	December 31,
	2008	2007
	(In thousands)
Prepaid insurance	$7,112	$6,812
Insurance receivables	5,101	7,707
Ammonia receivable	12,058	7,505
Margin deposits	32,345	—
Other	15,495	9,798

Total	$72,111	$31,822

7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)
Land	$62,139	$55,064
Rights-of-way	97,724	89,393
Pad gas	29,346	—
Buildings and leasehold improvements	92,668	83,544
Machinery, equipment, and office furnishings	1,998,903	1,588,940
Construction in progress	173,691	164,014

Total property, plant and equipment	2,454,471	1,980,955
Less: Accumulated depreciation	(223,150)	(184,759)

Property, plant and equipment, net	$2,231,321	$1,796,196

        Depreciation expense was $47.2 million, $39.4 million and $38.7 million for the years 2008, 2007 and 2006, respectively.

8. EQUITY INVESTMENTS

        Equity investments consist of the following:

	December 31,
	2008	2007
	(In thousands)
Investment in West Shore Pipe Line Company (24.9% owned)	$30,340	$30,563
Investment in West Texas LPG Pipeline Limited Partnership (20.0% owned)	44,471	31,172
Investment in Muskegon (40.0% owned)	14,967	15,257
Investment in Transport4, LLC (25% owned)	332	362

Total	$90,110	$77,354

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY INVESTMENTS (Continued)

        In 2008 and 2007 Buckeye invested an additional $9.8 million and $0.9 million, respectively, in West Texas LPG Pipeline Limited Partnership ("WT LPG") as Buckeye's pro-rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and installation of multiple booster stations. WT LPG expects to have the expansion pipeline operational by the middle of 2009. Eighty percent of WT LPG is owned by Chevron Pipe Line Co. and 20% is owned by Buckeye.

9. GOODWILL

        SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), establishes financial accounting and reporting guidance for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

        SFAS 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires Buckeye to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. Goodwill in the amount of $11.4 million was recorded in the Terminalling and Storage segment as part of the acquisition of six terminals in June 2000. In 2008, additional goodwill in the amounts of $169.6 million and $1.1 million were recorded in the Natural Gas Storage and Energy Services segments, respectively, due to the Lodi Gas and Farm & Home acquisitions. Also in 2008, another $28.6 million of goodwill was recorded on a preliminary basis in the Terminalling and Storage segment due to the acquisition of the Albany Terminal.

        The impairment testing performed each January 1st has determined that no impairment had been incurred in 2008, 2007 or 2006. The determination of whether goodwill is impaired is based on management's estimate of the fair value of Buckeye's reporting units as compared to their carrying values. In the 2008 impairment test, Buckeye utilized industry-specific multiples applied to earnings before interest, taxes and depreciation and amortization ("EBITDA") to determine the fair values of each of its reporting units. Buckeye applied these multiples to both actual and projected EBITDA for each of its reporting units. With respect to Lodi Gas, Buckeye relied on 2009 projected EBITDA, because actual 2008 EBITDA did not include the anticipated benefits of the Kirby Hills Phase II expansion. Buckeye obtained the opportunity to construct this expansion project as part of the acquisition of Lodi Gas. This opportunity was not considered an identifiable intangible asset and therefore was included in goodwill. Kirby Hills Phase II is expected to be fully operational in the first half of 2009.

10. INTANGIBLE ASSETS

        Intangible assets include customer relationships and contracts. These intangible assets have definite lives and are being amortized on a straight-line basis over their estimated useful lives ranging from 12 to 25 years. The weighted average useful life of intangible assets is 14 years. Buckeye's amortizable

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INTANGIBLE ASSETS (Continued)

customer contracts are contracts that were acquired in connection with the acquisition of BGC in March 1999 and the acquisition of the Taylor, Michigan terminal in December 2005. The customer contracts are being amortized over their contractual life. The increase in the carrying amount of customer relationships in 2008 resulted from the acquisition of Farm & Home (see Note 3 for a further discussion). It was determined, through an analysis of historical customer attrition rates at Farm & Home, that an appropriate recovery period for customer relationships is approximately 12 years. Intangible assets consist of the following:

	December 31,
	2008	2007
	(In thousands)
Customer relationships	$38,300	$—
Accumulated amortization	(2,662)	—

Net carrying amount	35,638	—

Customer contracts	11,800	11,800
Accumulated amortization	(3,324)	(2,756)

Net carrying amount	8,476	9,044

Total	$44,114	$9,044

        For the years ended 2008, 2007, and 2006, consolidated amortization expense related to intangible assets was $3.2 million, $0.5 million, and $0.6 million, respectively. Amortization expense related to intangible assets is expected to be approximately $3.8 million for each of the next five years.

11. OTHER NON-CURRENT ASSETS

        Other non-current assets consist of the following:

	December 31,
	2008	2007
	(In thousands)
Deferred charge, net of accumulated amortization of $53,479 and $48,781 at December 31, 2008 and 2007, respectively*	$10,721	$15,419
Long-term derivative assets	6,273	—
Debt issuance costs	8,944	7,896
Insurance receivables	6,518	7,776
Other	11,737	8,274

Total	$44,193	$39,365

    *
    $64.2 million was the market value of the LP Units issued in August 1997 in connection with the restructuring of Services Company's ESOP. This fair value was recorded as a deferred charge and is being amortized on the straight-line basis over 13.5 years (see Note 20 for a further discussion).

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ACCRUED AND OTHER CURRENT LIABILITIES

        Accrued and other current liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Taxes—other than income	$13,555	$7,941
Accrued charges due Buckeye GP	1,493	2,807
Accrued charges due Services Company	4,028	5,963
Accrued employee benefit liability	2,297	2,183
Environmental liabilities	12,337	8,023
Interest payable	25,547	16,476
Retainage	1,405	1,572
Payable for ammonia purchase	9,373	6,988
Unearned revenue	12,186	1,439
Accrued capital expenditures	4,902	2,945
Other	18,667	9,148

Total	$105,790	$65,485

13. DEBT AND CREDIT FACILITIES

        Long-term debt consists of the following:

	December 31,
	2008	2007
	(In thousands)
4.625% Notes due July 15, 2013*	$300,000	$300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	—
Borrowings under Revolving Credit Facility	298,267	—
Less: Unamortized discount	(3,604)	(2,117)
Adjustment to fair value associated with hedge of fair value	1,059	1,294

Total	$1,445,722	$849,177

    *
    Buckeye makes semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

        The fair value of Buckeye's aggregate debt was estimated to be $1,367.7 million at December 31, 2008 and $828.7 million at December 31, 2007. The values at December 31, 2008 and December 31, 2007 were based on approximate market value on the respective dates.

        On January 11, 2008, Buckeye sold $300.0 million aggregate principal amount of its 6.05% Notes due 2018 (the "6.05% Notes") in an underwritten public offering. Proceeds from this offering, after

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT AND CREDIT FACILITIES (Continued)

underwriters' fees and expenses, were approximately $298.0 million and were used to partially pre-fund the Lodi Gas acquisition. In connection with this debt offering, Buckeye settled the two forward-starting interest rates swaps discussed in Note 16 below, which resulted in a settlement payment by Buckeye of $9.6 million that is being amortized as interest expense over the ten-year term of the 6.05% Notes.

Credit Facility

        Buckeye has a borrowing capacity of $600.0 million under an unsecured revolving credit agreement (the "Credit Facility"), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility's maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank's prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor's and Moody's Investor Services for Buckeye's senior unsecured non-credit enhanced long-term debt. At December 31, 2008 and December 31, 2007, Buckeye had committed $1.3 million and $1.5 million in support of letters of credit, respectively. The obligations for letters of credit are not reflected as debt on Buckeye's consolidated balance sheet. The weighted average interest rate for borrowing outstanding under the Credit Facility was 2.4% at December 31, 2008.

        The Credit Facility requires Buckeye to maintain a specified ratio (the "Funded Debt Ratio") of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt. At December 31, 2008, Buckeye's Funded Debt Ratio was 4.6 to 1.00. As permitted by the Credit Facility, $87.9 million was excluded from the calculation of the Funded Debt Ratio.

        In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye's ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets. At December 31, 2008, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

        On January 28, 2008, Buckeye entered into an amendment to the Credit Facility that permits BES to incur up to $250.0 million of secured indebtedness related to working capital financing. The Credit Facility, as amended, also permits BES to (i) issue performance bonds not to exceed $50.0 million, (ii) incur $5.0 million of equipment lease obligations and liens on equipment, (iii) incur up to $5.0 million of indebtedness owing to major oil companies, and (iv) loan or advance up to $5.0 million to retail distributors of transportation fuels. Finally, the amendment states that the lesser of the aggregate amount of this debt or the sum of 90% of qualified inventory and 70% of qualified accounts

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT AND CREDIT FACILITIES (Continued)

receivable held by BES at the balance sheet date may be excluded when calculating Buckeye's Funded Debt Ratio as discussed above.

        Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc. ("Lehman Brothers"), has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye's $600.0 million borrowing capacity under the Credit Facility but has recently not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB's commitment will have any impact on Buckeye's ability to meet its liquidity needs. At December 31, 2008, approximately $8.8 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB. See Note 22 for a further discussion.

Buckeye Energy Services Credit Agreement

        On May 20, 2008, Farm & Home and BES entered into a Credit Agreement, which was subsequently amended on July 18, 2008 and September 15, 2008 (the "BES Credit Agreement"). On July 31, 2008, Farm & Home was merged with and into BES, leaving BES as the sole borrower under the BES Credit Agreement. The BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments. Under the BES Credit Agreement, borrowings accrue interest, at BES's election, at (i) the Administrative Agent's Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%. The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit. Such alternative extensions of credit are subject to certain conditions as defined in the BES Credit Agreement. The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

        The BES Credit Agreement replaced the credit agreement that Buckeye had assumed upon the acquisition of Farm & Home.

        The balance outstanding under the BES Credit Agreement was approximately $96.0 million at December 31, 2008, all of which was classified as a current liability. The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions, except for the leverage ratio):

Borrowings outstanding on BES Credit Agreement	Minimum Consolidated Tangible Net Worth	Minimum Consolidated Net Working Capital	Maximum Consolidated Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

        At December 31, 2008, BES's Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT AND CREDIT FACILITIES (Continued)

$113.5 million and $64.2 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.62 to 1.0. The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.6% at December 31, 2008.

        In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES's ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At December 31, 2008, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

14. OTHER NON-CURRENT LIABILITIES

        Other non-current liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued employee benefit liabilities (see Note 18)	$49,281	$41,805
Long-term derivative liabilities	2,183	—
Accrued environmental liabilities	14,684	14,633
Deferred consideration	20,100	20,100
Deferred rent	4,658	—
Other	9,796	3,803

Total	$100,702	$80,341

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following table displays the components of Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets:

	December 31,
	2008	2007
	(In thousands)
Accumulated Other Comprehensive Loss:
Adjustments to funded status of Retirement Income Guarantee Plan and Retiree Medical Plan	$(5,530)	$(53)
Derivative instruments	(8,935)	(7,187)
Accumulated amortization of Retirement Income Guarantee Plan and Retiree Medical Plan	(4,502)	(1,929)

Total	$(18,967)	$(9,169)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FINANCIAL INSTRUMENTS

Commodity Derivatives

        The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Accordingly, Buckeye's method of measuring ineffectiveness will compare the changes in the fair value of the New York Mercantile Exchange futures contracts to the change in fair value of Buckeye's hedged fuel inventory. Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

        The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

        As of December 31, 2008, the Energy Services segment had derivative assets and liabilities as follows:

December 31, 2008
(In thousands)
Assets:
Fixed-price sales contracts	$78,423
Futures contracts for inventory	25,225

103,648
Liability:
Futures contracts for fixed-price sales contracts	(50,806)

Total	$52,842

        All but $1.2 million of the assets noted above for unrealized gains of $25.2 million related to inventory hedges will be realized in the first quarter of 2009 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $5.7 million. As of December 31, 2008, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond June 2010. In addition, Buckeye had on hand at December 31, 2008 refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Finance Derivatives

        Buckeye manages a portion of its interest rate exposure by utilizing interest rate swaps to convert a portion of its variable rate debt into fixed-rate debt. Generally, Buckeye utilizes interest rate swaps for specifically identified transactions. When entering into interest rate swap transactions, Buckeye becomes exposed to both credit risk and market risk. Credit risk occurs when the value of the swap transaction is positive, and Buckeye is subject to the risk that the counterparty will fail to perform under the terms of the contract. Buckeye is subject to market risk with respect to changes in value of the swap. Buckeye manages its credit risk by only entering into swap transactions with major financial institutions with investment-grade credit ratings. Buckeye manages its market risk by associating each swap transaction with a debt obligation. Buckeye's practice had been to have the Board of Directors of Buckeye GP

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FINANCIAL INSTRUMENTS (Continued)

approve each swap transaction. In January 2009, Buckeye GP's Board of Directors adopted an interest rate hedging policy which permits Buckeye to enter into certain short-term interest rate hedge agreements to manage its interest rate and cash flow risks associated with the Credit Facility.

        In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility. In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million. Under the swap agreement, Buckeye will pay a fixed interest rate of interest of 3.15% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30-day LIBOR rates that Buckeye expects to pay on the $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge on December 3, 2008 with changes in value between the trade date and the designation date recognized in earnings. As of December 31, 2008, $0.3 million was recognized in earnings related to the differences in the trade and designation date and the ineffectiveness for the hedge period.

        In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable rate risk on an additional $50 million in borrowing under the Credit Facility. Under the swap agreement, Buckeye will pay a fixed interest rate of 0.81% for 180 days and, in exchange, will receive a series of six monthly payments to be calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye will correspond to the 30-day LIBOR rates that Buckeye expects to pay on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

        For both interest rate swap agreements, Buckeye expects the changes in value of the interest rate swap agreements to be highly correlated with the changes in value of the underlying borrowing.

        In January 2008, Buckeye terminated two forward-starting interest rate swap agreements associated with the 6.05% Notes and made a payment of $9.6 million in connection with the termination. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), Buckeye has recorded the amount in other comprehensive income and is amortizing the amount of the payment into interest expense over the ten-year term of the 6.05% Notes. Interest expense increased by $0.9 million for the year ended December 31, 2008 as a result of the amortization of the termination payment.

17. FAIR VALUE MEASUREMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within that year. Buckeye adopted the non-delayed portion of SFAS 157 on January 1, 2008.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. FAIR VALUE MEASUREMENTS (Continued)

        Pursuant to SFAS 157, fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement. The three levels include:

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

        Level 3: Level 3 inputs are unobservable inputs for the asset or liability.

        The following table sets forth the fair value measurement of Buckeye's assets and liabilities that are subject to SFAS 157 as of December 31, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Commodity derivatives	$25,225	$79,322	$—
Asset held in trust	3,648	—	—
Liabilities:
Interest rate derivative	—	(333)	—
Commodity derivatives	(50,806)	(1,045)	—

Total	$(21,933)	$77,944	$—

        The value of the Level 1 commodity derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange. The value of the Level 1 asset held in trust was obtained from quoted market prices. The value of the Level 2 commodity derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivative was based on observable market data related to similar obligations.

        The commodity derivative asset of $79.3 million is net of a $0.6 million credit valuation adjustment which is based on the credit risk associated with such contracts. Because few of Buckeye's customers entering into fixed-price sales contracts are large organizations with nationally-recognized credit ratings, Buckeye determined that a credit valuation adjustment should be based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer's historical and expected purchase performance under each contract.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

RIGP and Retiree Medical Plan

        Services Company, which employs substantially all of Buckeye's workforce, sponsors a retirement income guarantee plan (a defined benefit plan) (the "RIGP") which generally guarantees employees hired before January 1, 1986 a retirement benefit at least equal to the benefit they would have received under a previously terminated defined benefit plan. Services Company's policy is to fund amounts necessary to at least meet the minimum funding requirements of ERISA.

        Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees. To be eligible for these benefits an employee had to be hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund its postretirement benefit obligation.

        In September 2006, the FASB adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income in connection with reporting on the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements were effective for Buckeye's fiscal year ending December 31, 2006. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.

        Buckeye adopted the provisions of SFAS 158 as of December 31, 2006. In compliance with SFAS 158, Buckeye recorded a decrease in other comprehensive income of approximately $8.1 million in 2008 and $2.8 million in 2007 and an increase in other comprehensive income of $0.8 million in 2006.

        Certain employees who were eligible for RIGP benefits retired in 2008. The RIGP provides an option for the retiree to elect a calculated lump sum payment, rather than a retirement annuity, after the participant's retirement date. The RIGP recognizes pension settlements when payments exceed the sum of service and interest cost components of net periodic pension cost for the plan for the fiscal year. The RIGP settled about 10% of the unrecognized losses related to these lump sum payments which resulted in a one-time charge of $1.4 million.

        In December 2006, Services Company amended the postretirement health care and life insurance benefits plan (the "Retiree Medical Plan") to freeze amounts payable to Medicare-eligible beneficiaries at $2,500 per year commencing in 2008. This change had the effect of reducing the postretirement benefit obligation at December 31, 2006 by approximately $20.4 million. Because the amendment was adopted in December 2006, the effects of the amendment did not impact Buckeye's net income in 2006. In 2008 and 2007, Buckeye's net income was increased by approximately $4.6 million and $3.9 million, respectively, as a result of this amendment.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        A reconciliation of the beginning and ending balances of the benefit obligations under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2008	2007	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$20,240	$19,298	$36,663	$35,018
Service cost	723	808	382	669
Interest cost	1,018	1,034	1,947	2,113
Actuarial loss (gain)	8,299	1,104	(2,669)	996
Settlements	(2,990)	—	—	—
Benefit payments	(156)	(2,004)	(1,446)	(2,133)

Benefit obligation at end of year	$27,134	$20,240	$34,877	$36,663

        A reconciliation of the beginning and ending balances of the fair value of plan assets under the RIGP and the Retiree Medical Plan is as follows:

	RIGP		Retiree Medical Plan
	2008	2007	2008	2007
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$12,915	$11,043	$—	$—
Actuarial return on plan assets	(189)	2,126	—	—
Employer contribution	853	1,750	1,446	2,133
Settlements	(2,990)	—	—	—
Benefits paid	(156)	(2,004)	(1,446)	(2,133)

Fair value of plan assets at end of year	$10,433	$12,915	$—	$—

Funded status at end of year	$(16,701)	$(7,325)	$(34,877)	$(36,663)

        Amounts recognized in Buckeye's balance sheet as liabilities consist of the following:

	RIGP		Retiree Medical Plan
	2008	2007	2008	2007
	(In thousands)
Accrued employee benefit liabilities—current	$—	$—	$2,297	$2,183

Accrued employee benefit liabilities—noncurrent	$16,701	$7,325	$32,580	$34,480

        Amounts recognized in accumulated other comprehensive income consist of the following:

	RIGP		Retiree Medical Plan
	2008	2007	2008	2007
	(In thousands)
Net actuarial loss (gain)	$12,437	$4,586	$13,488	$17,180
Prior service cost (credit)	(531)	(984)	(15,362)	(18,800)

Total	$11,906	$3,602	$(1,874)	$(1,620)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Information regarding the accumulated benefit obligation in excess of plan assets for Buckeye's RIGP is as follows:

	RIGP
	2008	2007
	(In thousands)
Projected benefit obligation	$27,134	$20,240
Accumulated benefit obligation	$16,112	$12,018
Fair value of plan assets	$10,433	$12,915

        The weighted average assumptions used in accounting for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2008	2007	2006	2008	2007	2006
Weighted average expense assumption for the years ended December 31,
Discount rate	5.5%	5.7%	5.4%	5.8%	6.0%	5.8%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

	RIGP		Retiree Medical Plan
	2008	2007	2008	2007
Weighted average balance sheet assumptions as of December 31:
Discount rate	5.5%	5.5%	5.8%	6.0%
Rate of compensation increase	4.0%	4.0%	N/A	N/A

        The expected return on plan assets was determined by a review of projected future returns along with historical returns of portfolios with similar investments as those in the plan.

        The assumed rate of cost increase in the Retiree Medical Plan in 2008 was 9.5% for both non-Medicare eligible and Medicare eligible retirees. The assumed annual rates of cost increases declines each year through 2014 to a rate of 4.5%, and remain at 4.5% thereafter for both non-Medicare eligible and Medicare eligible retirees.

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. The effect of a 1.0% change in the health care cost trend rate for each future year would have had the following effects on 2008 results:

	1% Increase	1% (Decrease)
	(In thousands)
Effect on total service cost and interest cost components	$145	$(130)
Effect on postretirement benefit obligation	$1,490	$(1,320)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the RIGP and the Retiree Medical Plan were as follows:

	RIGP			Retiree Medical Plan
	2008	2007	2006	2008	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$723	$808	$922	$382	$669	$857
Interest cost	1,018	1,034	1,000	1,947	2,113	2,948
Expected return on plan assets	(1,030)	(864)	(860)	—	—	—
Amortization of prior service cost benefit	(454)	(454)	(454)	(3,438)	(3,438)	(690)
Actuarial loss due to settlements	1,371	—	—	—	—	—
Amortization of unrecognized losses	296	534	612	1,023	1,429	1,542

Net periodic benefit costs	$1,924	$1,058	$1,220	$(86)	$773	$4,657

	RIGP			Retiree Medical Plan
	2008	2007	2006	2008	2007	2006
	(In thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$9,517	$(158)	$5,278	$(2,669)	$996	$17,613
Prior service cost (credit)	—	—	(1,438)	—	—	(22,238)
Amortization of net actuarial loss (gain)	(296)	(534)	—	(1,023)	(1,429)	—
Actuarial loss due to settlements	(1,371)	—	—	—	—	—
Amortization of prior service cost (credit)	454	454	—	3,438	3,438	—

Total recognized in other comprehensive income	$8,304	$(238)	$3,840	$(254)	$3,005	$(4,625)

Total recognized in net period benefit cost and other comprehensive income	$10,228	$820	$5,060	$(340)	$3,778	$32

        During 2009, Buckeye expects that the following amounts currently included in other comprehensive income will be recognized in its consolidated statement of income:

	RIGP	Retiree Medical Plan
	(In thousands)
Amortization of unrecognized losses	$1,405	$961
Amortization of prior service cost benefit	$(454)	$(3,438)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Buckeye estimates the following benefit payments, which reflect expected future service, as appropriate, will be paid in the years indicated:

	RIGP	Retiree Medical Plan
	(In thousands)
2009	$2,138	$2,363
2010	2,126	2,171
2011	2,499	2,276
2012	2,650	2,355
2013	2,458	2,447
Thereafter	12,460	13,158

        A minimum funding contribution is not required to be made to the RIGP during 2009. Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, Buckeye may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

        Buckeye does not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at December 31, 2008 and 2007:

	2008	2007
Mutual funds—equity securities	26%	43%
Mutual funds—money market	32%	27%
Coal lease	42%	30%

Total	100%	100%

        The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan's mutual fund investments with the income derived with proceeds from the coal lease. While no significant changes in the asset allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plan

        Services Company also sponsors a retirement and savings plan (the "Retirement Plan") through which it provides retirement benefits for substantially all of its regular full-time employees, except those covered by certain labor contracts. The Retirement Plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee's covered salary to an employee's separate account maintained in the Retirement Plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee's separate account for 100% of an employee's contribution to the Retirement Plan up to 6% of an employee's eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Total costs of the Retirement Plan were approximately $5.6 million in 2008, $4.6 million in 2007 and $4.3 million in 2006.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Services Company also participates in a multi-employer retirement income plan that provides benefits to employees covered by certain labor contracts. Pension expense for the plan was $0.2 million for 2008, 2007 and 2006.

        In addition, Services Company contributes to a multi-employer postretirement benefit plan that provides health care and life insurance benefits to employees covered by certain labor contracts. The cost of providing these benefits was approximately $0.2 million in 2008, $0.2 million in 2007, and $0.1 million for 2006.

19. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

        Buckeye sponsors a Unit Option and Distribution Equivalent Plan (the "Option Plan") pursuant to which it grants options to purchase LP Units at 100% of the market price of the LP Units on the date of grant to key employees of Services Company. The options vest three years from the date of grant and generally expire ten years from the date of grant. As options are exercised, Buckeye issues new LP Units. Buckeye has not historically repurchased, and does not expect to repurchase in 2009, any of its LP Units.

        Effective January 1, 2006, Buckeye adopted the fair value measurement and recognition provisions of SFAS 123R, using the modified prospective basis transition method. Under this method, unit-based compensation expense recognized for the year ended December 31, 2008 includes: (a) compensation expense for all grants made prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all grants made on or after January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. Buckeye recognizes compensation expense for awards granted on or after January 1, 2006, on a straight-line basis over the requisite service period.

        For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2008 is based upon options ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

        The following table summarizes the total unit-based compensation expense included in Buckeye's consolidated statements of income:

	December 31,
	2008	2007	2006
	(In thousands)
Operating expenses	$374	$291	$253
General and adminstrative expenses	112	87	76

Total unit-based compensation expenses	$486	$378	$329

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN (Continued)

        The fair value of unit options granted to employees was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Expected dividend yield	6.3%	6.6%	6.9%
Expected unit price volatility	16.0%	19.6%	20.7%
Risk-Free interest rate	2.7%	4.7%	4.6%
Expected life (in years)	4.8	6.5	6.5
Weighted-average fair value at grant date	$2.89	$5.07	$4.52

        The expected dividend yield is based on 4.8 years of historic yields of LP Units. The expected volatility is based upon 4.8 years of historical volatility of Buckeye's LP Units. In accordance with SFAS 123R in 2006 and 2007, Buckeye used the simplified method to calculate the expected life, which was the option vesting period of three years plus the option term of ten years divided by two. In compliance with SFAS 123R, effective January 1, 2008, Buckeye now uses historical experience in determining the expected life assumption used to value its options. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the expected life of the options.

        The following is a summary of the changes in the LP Unit options outstanding under the Option Plan as of December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price	Units Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	337,100	$44.46	298,400	$41.44	246,900	$39.44
Granted	143,500	48.83	95,400	50.36	87,000	44.69
Exercised	(9,200)	34.40	(55,700)	38.30	(35,500)	34.70
Forfeited, cancelled or expired	—		(1,000)	44.69	—	—

Outstanding at end of year	471,400	$46.01	337,100	$44.46	298,400	$41.44

Options exercisable at year end	149,800	$41.30	102,300	$38.14	92,600	$35.33
Weighted average fair value of options granted during year	$2.89		$5.07		$4.52

        Intrinsic value is determined by calculating the difference between Buckeye's closing LP Unit price on the last trading day of 2008 and the exercise price, multiplied by the number of exercisable, in-the-money options. The aggregate intrinsic value of the 7,000 exercisable, in-the-money options at December 31, 2008 was approximately $41.0 thousand. The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.1 million. As of December 31, 2008, total unrecognized compensation cost related to unvested options was $0.4 million. The cost is expected to

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN (Continued)

be recognized over a weighted average period of 0.8 years. At December 31, 2008, 333,000 LP Units were available for grant in connection with the Option Plan. The fair value of options vested was $0.2 million, $0.2 million, and $0.3 million in the years ended December 31, 2008, 2007, and 2006, respectively.

        Due to regulations adopted under Internal Revenue Code Section 409A, holders of unit options granted during 2008 would be subject to certain adverse tax consequences if the terms of the grant were not modified. As a result, Buckeye is seeking the approval of the holders of the unit options granted in 2008 to modify the terms of the unit option grants, including shortening the term of the options, to avoid the adverse tax consequences under Section 409A. Unit options granted before January 1, 2008 are not impacted by the IRS regulations. The proposed modifications to the terms of the unit options granted in 2008 will not have a material impact on Buckeye's financial results. Further, in light of these adverse tax consequences under Section 409A, Buckeye has developed a new equity plan and is seeking Unitholder approval.

        The following table summarizes information relating to LP Unit options outstanding under the Option Plan (all of which are vested or expected to vest) at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at 12/31/2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at 12/31/2008	Weighted Average Exercise Price
$25.00 to $30.00	7,000	0.9	$26.34	7,000	$26.34
$30.01 to $35.00	15,000	2.4	33.01	10,000	33.90
$35.01 to $40.00	34,200	4.0	37.72	34,200	37.72
$40.01 to $45.00	124,600	6.5	43.76	43,700	42.10
$45.01 to $50.00	197,000	4.0	48.39	54,900	45.88
$50.01 to $55.00	93,600	8.1	50.40	—	—

Total	471,400			149,800

20. EMPLOYEE STOCK OWNERSHIP PLAN

        Services Company provides the ESOP to the majority of its employees hired before September 16, 2004. Employees added to Services Company after September 15, 2004, and certain employees covered by a union multiemployer pension plan, do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company.

        At December 31, 2008, the ESOP was directly obligated to a third-party lender for $14.3 million of 3.60% Notes due 2011 (the "ESOP Notes"). The ESOP Notes were issued on May 4, 2004 to refinance Services Company's 7.24% Notes which were originally issued to purchase Services Company common stock. The ESOP Notes are collateralized by Services Company common stock and are guaranteed by Services Company. Buckeye has committed that, in the event that the value of the LP Units owned by Services Company falls to less than 125% of the balance payable under the ESOP Notes, Buckeye will fund an escrow account with sufficient assets to bring the value of the total collateral (the value of LP Units owned by Services Company and the escrow account) up to the 125% minimum. Amounts deposited in the escrow account are returned to Buckeye when the value of the LP Units owned by Services Company returns to an amount which exceeds the 125% minimum. At December 31, 2008, the

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

value of the LP Units owned by Services Company was approximately $68.5 million, which exceeded the 125% requirement.

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

        Buckeye contributed 2.6 million LP Units to Services Company in August 1997 in exchange for the elimination of Buckeye's obligation to reimburse Buckeye GP and its parent for certain executive compensation costs, a reduction of the incentive compensation paid by Buckeye to Buckeye GP under the incentive compensation agreement, and other changes that made the ESOP a less expensive fringe benefit for Buckeye. Funding for the ESOP Notes is provided by distributions that Services Company receives on the LP Units that it owns and from cash payments from Buckeye, as required, to cover any shortfall between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes (the "top-up"). Buckeye will also incur ESOP-related costs for taxes associated with the sale and taxable income of the LP Units and for routine administrative costs. In 2008, 2007 and 2006, ESOP costs were reduced by $0.1 million, $0.5 million, and $2.0 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes were reduced to reflect higher distributions on the LP Units than was previously anticipated.

21. LEASES AND COMMITMENTS

Leases—Where Buckeye is Lessee

        Buckeye leases certain land and rights-of-way in connection with the operations of its pipelines. Minimum future lease payments for these leases as of December 31, 2008 are approximately $5.8 million for each of the next five years. Substantially all of these lease payments can be canceled at any time should they not be required for operations.

        Buckeye leases certain other land and space in office buildings. Future minimum lease payments under these non-cancelable operating leases at December 31, 2008 are approximately $1.5 million for 2009, $1.5 million for 2010, $1.5 million for 2011, $1.4 million for 2012, $1.4 million for 2013, and $12.3 million in the aggregate thereafter.

        Buckeye has leases for subsurface underground gas storage rights and surface rights in connection with its operations in the Natural Gas Storage segment. These leases may be cancelled by Buckeye if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years. Lease payments for the year ended December 31, 2008 were $2.7 million. Lease expense associated with these leases is being recognized on a straight-line basis over 44 years. For the year ended December 31, 2008, the Natural Gas Storage segment's lease expense was approximately $7.1 million, including $4.6 million recorded as an increase in Buckeye's deferred lease liability. Buckeye GP estimates that the deferred lease liability will continue

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. LEASES AND COMMITMENTS (Continued)

to increase through 2032, at which time Buckeye's deferred lease liability is estimated to be approximately $64.7 million. Buckeye's deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

        Future minimum lease payments for subsurface underground gas storage and mineral rights by year as of December 31, 2008, are as follows:

Years Ending December 31,
(In thousands)
2009	$2,677
2010	2,943
2011	3,057
2012	3,281
2013	3,408
Thereafter	298,848

Total	$314,214

        Rent expense under operating leases was $20.2 million, $11.7 million and $10.3 million for 2008, 2007 and 2006, respectively.

Leases—Where Buckeye is Lessor

        Buckeye has entered into capacity leases with remaining terms from 6 to 14 years that are accounted for as operating leases. All of the agreements provide for negotiated extensions. Future minimum lease payments to be received under such operating leasing arrangements as of December 31, 2008 are $8.8 million for the next five years and $55.3 million in the aggregate thereafter.

22. RELATED PARTY TRANSACTIONS

        Buckeye is managed by Buckeye GP, which is a wholly owned subsidiary of BGH. BGH is managed by its general partner, MainLine Management LLC ("MainLine Management"). MainLine Management is a wholly owned subsidiary of BGH GP Holdings, LLC ("BGH Holdings"). Affiliates of each of ArcLight Capital Partners, LLC ("ArcLight"), and Kelso & Company ("Kelso"), along with certain members of Buckeye's senior management, own the majority of the outstanding equity interests of BGH Holdings. In addition to owning MainLine Management, BGH Holdings owns an approximate 62% limited partner interest in BGH.

        Under certain partnership agreements, management agreements and a services agreement, through December 31, 2008, Buckeye is obligated to reimburse Services Company and Buckeye GP for substantially all direct and indirect costs related to the business activities of Buckeye and its subsidiaries except for certain executive compensation and related benefits costs that are reimbursed to Services Company by BGH. Services Company is reimbursed for expenses that are related to insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. Total costs incurred by Buckeye for the above services totaled $101.2 million, $94.3 million, and $94.9 million in 2008, 2007 and 2006, respectively, that were reimbursed to Services Company by BGH. Effective January 1, 2009, Buckeye will commence reimbursing Services Company for the executive compensation and related benefits costs in exchange for an annual fixed payment from BGH in the amount of $3.6 million.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. RELATED PARTY TRANSACTIONS (Continued)

        Services Company, which is beneficially owned by the ESOP, owned 2.1 million of Buckeye's LP Units (approximately 4.4% of the LP Units outstanding) as of December 31, 2008. Distributions received by Services Company from Buckeye on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $7.4 million, $7.2 million and $7.0 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, ESOP costs were reduced by $0.1 million, $0.5 million and $2.0 million, respectively, as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under the ESOP Notes were reduced to reflect higher distributions on the LP Units than was previously anticipated.

        Buckeye pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP. Buckeye incurred an administrative charge of $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. In connection with the Lodi Gas acquisition, MainLine Management has foregone payment of the senior administrative charge effective June 25, 2007 through March 31, 2009. This foregone payment has been reflected as a reduction in the purchase price of the Lodi Gas acquisition. The independent directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

        Buckeye GP receives incentive distributions from Buckeye pursuant to its partnership agreement and incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit. Incentive compensation payments totaled $38.9 million, $30.0 million and $24.9 million in 2008, 2007 and 2006, respectively. Commencing with the fourth quarter of 2006, Buckeye ceased recording incentive compensation payable to Buckeye GP as an expense and instead began recording such payments as distributions from equity. Therefore, all of the amounts paid in 2008 and 2007 are treated as partnership distributions.

        As discussed in Note 3, on January 18, 2008, Buckeye acquired all the member interests of Lodi Gas. The Lodi Gas acquisition was a related party transaction because Lodi Gas was indirectly owned by affiliates of ArcLight. Due to ArcLight's indirect ownership interest in Buckeye GP, the Audit Committee of Buckeye GP, made up of independent directors and represented by independent legal counsel and financial advisors, reviewed and approved the terms of the Lodi Gas acquisition, including the purchase price, as fair and reasonable to Buckeye in accordance with Buckeye's partnership agreement.

        Two of Buckeye GP's current directors, Robb E. Turner and John F. Erhard, had an indirect ownership interest in affiliates of ArcLight, the sellers of Lodi Gas. As a result of their indirect ownership interests in those ArcLight affiliates, Messrs. Turner and Erhard received approximately $7.9 million and $16.7 thousand, respectively, from the sale of Lodi Gas to Buckeye.

Relationships with Lehman Brothers

        On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. An affiliate of Lehman Brothers owned a direct interest in BGH Holdings, affiliates of Lehman Brothers had provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers was a lender under the Credit Facility, and an affiliate of Lehman Brothers was a customer of Lodi Gas. Buckeye has considered its relationships with Lehman Brothers and its affiliates and, and for the reasons set forth below, believes the Lehman

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. RELATED PARTY TRANSACTIONS (Continued)

Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on Buckeye. The BGH Holdings interest owned by an affiliate of Lehman Brothers was a passive investment that did not entitle its holder to any management or other control rights with respect to BGH Holdings, MainLine Management, BGH, Buckeye GP, or Buckeye. Consequently, Buckeye believes that if the interest in BGH Holdings is or has been transferred in connection with Lehman Brothers' bankruptcy, such transfer will not adversely impact Buckeye. An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye. Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye's $600.0 million borrowing capacity under the Credit Facility, but recently has not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB's commitment will have any impact on Buckeye's ability to meet its liquidity needs. Finally, in October 2008, Lehman Brothers sold the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.

23. PARTNERS' CAPITAL

        The following is a reconciliation of General Partner Units and LP Units outstanding for the years ended December 31, 2008, 2007 and 2006:

	General Partner	Limited Partners	Total
Units outstanding at January 1, 2006	243,914	37,918,346	38,162,260
LP Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	35,500	35,500
LP Units issued in underwritten public offering	—	1,500,000	1,500,000

Units outstanding at December 31, 2006	243,914	39,453,846	39,697,760
LP Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	55,700	55,700
LP Units issued in underwritten public offering	—	6,208,600	6,208,600

Units outstanding at December 31, 2007	243,914	45,718,146	45,962,060
LP Units issued pursuant to the Unit Option and Distribution Equivalent Plan	—	9,200	9,200
LP Units issued in underwritten public offering	—	2,645,000	2,645,000

Units outstanding at December 31, 2008	243,914	48,372,346	48,616,260

        The partnership agreement provides that, without prior approval of Buckeye's limited partners holding an aggregate of at least two-thirds of the outstanding LP Units, Buckeye cannot issue any LP Units of a class or series having preferences or other special or senior rights over the LP Units.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CASH DISTRIBUTIONS

        Buckeye makes quarterly cash distributions to Unitholders of substantially all of its available cash, generally defined in Buckeye's limited partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate. All such distributions were paid on the then outstanding general partner units and LP Units. Cash distributions aggregated to $203.2 million in 2008, $164.3 million in 2007 and $125.5 million in 2006.

Record Date	Payment Date	Amount Per LP Unit
February 7, 2006	February 28, 2006	$0.7375
May 8, 2006	May 31, 2006	0.7500
August 4, 2006	August 31, 2006	0.7625
November 6, 2006	November 30, 2006	0.7750
February 6, 2007	February 28, 2007	$0.7875
May 7, 2007	May 31, 2007	0.8000
August 6, 2007	August 31, 2007	0.8125
November 5, 2007	November 30, 2007	0.8250
February 5, 2008	February 29, 2008	$0.8375
May 9, 2008	May 30, 2008	0.8500
August 8, 2008	August 29, 2008	0.8625
November 7, 2008	November 28, 2008	0.8750

        On February 2, 2009, Buckeye announced a quarterly distribution of $0.8875 per LP Unit payable on February 27, 2009, to unitholders of record on February 12, 2009.

25. EARNINGS PER UNIT

        Except as discussed in the following paragraph, basic and diluted net income per LP Unit is calculated by dividing net income, after deducting the amount allocated to Buckeye GP, by the weighted-average number of LP Units outstanding during the year.

        EITF Issue No. 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("Issue 03-06") addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. Issue 03-06 provides that Buckeye GP's interest in net income is to be calculated based on the amount that would be allocated to Buckeye GP if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. Buckeye applied Issue 03-06 prospectively beginning with the fourth quarter of 2006. See Note 2 for a discussion of the future impacts of EITF 07-04, which became effective beginning January 1, 2009.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. EARNINGS PER UNIT (Continued)

        The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per unit calculations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Basic:
Weighted average LP Units oustanding	47,747	42,051	39,165

Diluted:
Weighted average LP Units oustanding	47,747	42,051	39,165
Dilutive effect of LP Unit options granted	16	50	37

Total	47,763	42,101	39,202

        Options reported as dilutive securities are related to unexercised options outstanding under the Option Plan (see Note 19).

26. SEGMENT INFORMATION

        With the acquisitions of Lodi Gas and Farm & Home, Buckeye determined that it has two additional reportable segments: Natural Gas Storage and Energy Services. Effective in the first quarter of 2008, Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.

Pipeline Operations:

        The Pipeline Operations segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee. This segment owns and operates approximately 5,400 miles of pipeline systems in 17 states. This segment also has three refined petroleum products terminals with aggregate storage capacity of approximately 0.5 million barrels in three states.

Terminalling and Storage:

        The Terminalling and Storage segment provides bulk storage and terminal throughput services. This segment has 56 products terminals with aggregate storage capacity of approximately 23.3 million barrels in ten states.

Natural Gas Storage:

        The Natural Gas Storage segment provides natural gas storage services through a natural gas storage facility in northern California that is owned and operated by Lodi Gas. The facility currently provides approximately 33 Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric's intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SEGMENT INFORMATION (Continued)

        The Natural Gas Storage segment's revenues consist of lease revenues and hub services revenues. Lease revenues consist of demand charges for the reservation of storage space under firm storage agreements. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored gas remains with the customer. Lease revenues are recognized as revenue over the term of the related storage agreement. Hub services revenues consist of a variety of other storage services under interruptible storage agreements. These services principally include park and loan transactions. Parks occur when gas from a customer is injected and stored for a specified period. The customer then has the right to withdraw its stored gas at a future date. Title to the gas remains with the customer. Park revenues are recognized ratably over the term of the agreement. Loans occur when gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver gas at a future date. Loan revenues are recognized ratably over the term of the agreement.

        The Natural Gas Storage segment does not trade or market natural gas.

Energy Services:

        The Energy Services segment is a leading wholesale distributor of refined petroleum products in the northeastern United States.

        The segment recognizes revenues after products are delivered. The segment's products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene. The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels. The segment's customers consist principally of product wholesalers as well as major commercial users of these products.

Other Operations:

        The Other Operations segment consists primarily of Buckeye's contract operation of approximately 2,400 miles of third-party pipeline systems, which are owned principally by major oil and chemical companies and are located primarily in Texas and Louisiana. This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers. The Other Operations segment also includes Buckeye's ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

        Financial information about each segment is presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye's consolidated financial statements as described in Note 2 hereto. All inter-segment revenues, operating income, and assets have been

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SEGMENT INFORMATION (Continued)

eliminated. All periods are presented on a consistent basis. All of Buckeye's operations and assets are conducted and located in the United Sates.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue:
Pipeline Operations	$387,267	$379,345	$350,909
Terminalling and Storage	119,155	103,782	81,267
Natural Gas Storage	61,791	—	—
Energy Services	1,295,925	—	—
Other Operations	43,498	36,220	29,584
Intersegment	(10,984)	—	—

Total	$1,896,652	$519,347	$461,760

Operating income:
Pipeline Operations	$153,250	$150,295	$140,538
Terminalling and Storage	53,704	42,843	29,120
Natural Gas Storage	32,692	—	—
Energy Services	6,039	—	—
Other Operations	7,936	8,942	7,409

Total	$253,621	$202,080	$177,067

Depreciation and amortization:
Pipeline Operations	$38,279	$37,411	$37,219
Terminalling and Storage	6,583	5,610	5,180
Natural Gas Storage	5,003	—	—
Energy Services	3,683	—	—
Other Operations	1,751	1,630	1,640

Total	$55,299	$44,651	$44,039

Capital additions:
Pipeline Operations	$38,182	$47,563	$79,521
Terminalling and Storage	30,245	18,341	9,852
Natural Gas Storage	49,514	—	—
Energy Services	4,191	—	—
Other Operations	297	1,963	3,301

Total	$122,429	$67,867	$92,674

Acquisitions:
Pipeline Operations	$19,169	$1,933	$79,826
Terminalling and Storage	66,242	38,793	14,427
Natural Gas Storage	438,806	—	—
Energy Services	143,306	—	—
Other Operations	—	—	—

Total	$667,523	$40,726	$94,253

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SEGMENT INFORMATION (Continued)

	Assets		Goodwill
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Pipeline Operations*	$1,630,049	$1,673,744	$—	$—
Terminalling and Storage	473,807	385,446	39,952	11,355
Natural Gas Storage	503,278	—	169,560	—
Energy Services	333,967	—	1,132	—
Other Operations	93,309	74,462	—	—

Total	$3,034,410	$2,133,652	$210,644	$11,355

*
All equity investments shown in Note 8 are included in the assets of Pipeline Operations.

27. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data for 2008 and 2007 is set forth below. Quarterly results were influenced by seasonal and other factors inherent in Buckeye's business.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except per unit amounts)
Revenue	$380,275	$124,944	$492,548	$124,951	$496,170	$125,653	$527,659	$143,799	$1,896,652	$519,347
Operating income	58,132	50,273	58,668	46,257	64,451	47,531	72,370	58,019	253,621	202,080
Net income	42,817	37,734	40,852	34,545	46,602	36,380	54,118	46,697	184,389	155,356
Earnings per limited partner unit—basic:	0.76	0.77	0.70	0.70	0.79	0.71	0.89	0.85	3.15	3.03
Earnings per limited partner unit—diluted:	0.76	0.77	0.70	0.70	0.79	0.71	0.89	0.85	3.15	3.03

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        (a)   Evaluation of Disclosure Controls and Procedures.

        The management of Buckeye GP, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for Buckeye as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Buckeye GP's disclosure controls and procedures as of the end of the period covered by this report are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by Buckeye GP in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        (b)   Management's Report on Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

        (c)   Attestation Report of the Registered Public Accounting Firm

        The attestation report of Buckeye's registered public accounting firm with respect to internal controls over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated by reference herein.

        (d)   Change in Internal Control over Financial Reporting

        No change in Buckeye GP's internal control over financial reporting for Buckeye occurred during Buckeye's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Buckeye GP's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Buckeye does not have directors or officers. The executive officers and directors of Buckeye GP and Services Company perform all management functions for Buckeye and the Operating Subsidiaries. Directors of Buckeye GP are appointed by Buckeye GP Holdings L.P. ("BGH"), as the sole member of Buckeye GP. Officers of Buckeye GP are elected by the Board of Directors of Buckeye GP. See "Certain Relationships and Related Transactions."

Directors of Buckeye GP

        Set forth below is certain information concerning the directors of Buckeye GP.

Name, Age and Present Position with General Partner	Business Experience During Past Five Years
Forrest E. Wylie, 45 Chairman of the Board, Chief Executive Officer and Director*	Mr. Wylie was named Chairman of the Board, Chief Executive Officer and a director of Buckeye GP on June 25, 2007. Mr. Wylie was also named Chairman of the Board, Chief Executive Officer and a director of the general partner of BGH on June 25, 2007. Mr. Wylie was also the President of Buckeye GP and the general partner of BGH from June 25, 2007 until he resigned, solely from such positions on October 25, 2007. Prior to his appointment, he served as Vice Chairman of Pacific Energy Management LLC, an entity affiliated with Pacific Energy Partners, L.P., a refined product and crude oil pipeline and terminal partnership, from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Wylie was President and Chief Financial Officer of NuCoastal Corporation, a midstream energy company, from May 2002 until February 2005. Mr. Wylie currently serves on the Board of Directors of Eagle Bulk Shipping Inc., Coastal Energy Company and Cross Inc., a private company.
Irvin K. Culpepper, Jr., 60 Director	Mr. Culpepper became a director of Buckeye GP on June 25, 2007. He has been an investor relations professional with Kelso & Company since 1988.
John F. Erhard, 33 Director

Mr. Erhard became a director of Buckeye GP on March 20, 2008. He has served ArcLight Capital Partners, LLC since 2001, initially as an associate and recently as a principal. He also serves as a director of the general partner of BGH.

Michael B. Goldberg, 62 Director

Mr. Goldberg became a director of Buckeye GP on June 25, 2007. He has been a principal with Kelso & Company since 1991. Mr. Goldberg is also a director of Hilite International, Inc. and RHI Entertainment, LLC.

Name, Age and Present Position with General Partner	Business Experience During Past Five Years
C. Scott Hobbs, 55 Director†

Mr. Hobbs became a director of Buckeye GP on October 1, 2007. He is currently the owner of Energy Capital Advisors, LLC, a consulting firm in the energy industry. Mr. Hobbs was previously Executive Chairman of Optigas, Inc., a private midstream gas gathering and processing company, and President and Chief Operating Officer of KFX, Inc. (now Evergreen Energy, Inc.), a public company that provides clean coal technologies. For almost 24 years, Mr. Hobbs worked for the Coastal Corporation with his last position there being Chief Operating Officer of Colorado Interstate Gas Co. and its Rocky Mountain affiliates. Mr. Hobbs is currently a director of American Oil and Gas Inc. where he serves on the Audit, Compensation and Governance committees. He is also a director of CVR Energy, Inc, where he serves on the Audit Committee.

Mark C. McKinley, 52 Director†

Mr. McKinley became a director of Buckeye GP on October 1, 2007. He has served as Managing Partner of MK Resources, a private oil and gas development company specializing in the recovery and production of crude oil and the development of unconventional resource projects, for the past six years. Mr. McKinley is a director of Merrymac McKinley Foundation and is President and a director of Labrador Oil Company.

Oliver G. "Rick" Richard, III, 56 Director†

Mr. Richard became a director of Buckeye GP on February 17, 2009. He is currently the owner and president of Empire of the Seed LLC, a private consulting firm in the energy and management industries, as well as the private investments industry, and is Chairman of CleanfuelsUSA, an alternative vehicular fuel company. Mr. Richard served as Chairman, President and Chief Executive Officer of Columbia Energy Group ("Columbia Energy") from April 1995 until Columbia Energy was acquired by NiSource Inc. in November 2000. Mr. Richard was appointed by President Reagan and confirmed by the United States Senate to the Federal Energy Regulatory Commission, serving from 1982 to 1985. Mr. Richard also serves as a director of the general partner of BGH.

Robb E. Turner, 46 Director

Mr. Turner became a director of Buckeye GP on June 25, 2007. He also serves as a director of the general partner of BGH. Mr. Turner co-founded ArcLight Capital Partners, LLC in 2000 and has been a principal since its inception. He has seventeen years of energy finance, corporate finance, and public and private equity investment experience.

*
Also a director of Services Company.

†
Is an independent director of Buckeye GP and is not otherwise affiliated with Buckeye GP or its parent companies, except as noted.

Executive Officers of Buckeye

        Set forth below is certain information concerning the executive officers of Buckeye other than Mr. Wylie.

Name, Age and Present Position	Business Experience During Past Five Years
Robert A. Malecky, 45 Vice President, Marketing	Mr. Malecky was named Vice President, Marketing of Services Company on July 1, 2000.
Khalid A. Muslih, 37 Vice President, Corporate Development

Mr. Muslih was named Vice President, Corporate Development of Services Company on June 25, 2007. Prior to his election, Mr. Muslih served as Vice President, Corporate Development of Pacific Energy Management LLC, an entity affiliated with Pacific Energy Partners, L.P., from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Muslih served as Commercial Officer, Mergers & Acquisitions of NuCoastal Corporation from July 2002 until March 2005.

Vance E. Powers, 52 Vice President, Finance and Controller

Mr. Powers has served as Vice President, Finance and Controller for Services Company since November 2003. Mr. Powers was the Acting Chief Financial Officer of Buckeye GP from July 27, 2007 until November 10, 2008. He also served in the same capacity for the general partner of BGH during such time.

William H. Schmidt, Jr., 36 Vice President, General Counsel and Secretary

Mr. Schmidt became Vice President, General Counsel and Secretary of Buckeye GP on November 4, 2007. He has served in the same capacity for the general partner of BGH. since November 4, 2007. Prior to that date, Mr. Schmidt had served as Vice President and General Counsel of Services Company since February 1, 2007 and as Associate General Counsel of Services Company since September 13, 2004. Mr. Schmidt practiced law at Chadbourne & Parke LLP, a New York-based law firm, before joining Buckeye.

Clark C. Smith, 54 President and Chief Operating Officer

Mr. Smith became President and Chief Operating Officer of Buckeye GP on February 17, 2009 and has served the general partner of BGH in the same capacity since February 17, 2009. From June 2004 through June 2007, Mr. Smith served as Managing Director of Engage Investments, L.P., a private company established to provide consulting services to, and to make equity investments in, energy-related businesses. Mr. Smith was Executive Vice President of El Paso Corporation and President of El Paso Merchant Energy Group, a division of El Paso Corporation, from August 2000 until May 2003. Mr. Smith served on the Board of Directors of Buckeye GP from October 1, 2007 through February 17, 2009.

Name, Age and Present Position	Business Experience During Past Five Years
Keith E. St.Clair, 52 Senior Vice President and Chief Financial Officer

Mr. St.Clair became Senior Vice President and Chief Financial Officer Buckeye GP on November 10, 2008 and has served the general partner of BGH in the same capacity since November 10, 2008. Prior to his appointment, he served as Executive Vice President and Chief Financial Officer of Magnum Coal Company, one of the largest coal producers in Central Appalachia, from January 2006 until its sale to Patriot Coal Corporation in July 2008. Mr. St.Clair was Senior Vice President and Chief Financial Officer of Trade-Ranger, Inc, a global business-to-business marketplace for electronic procurement and supply chain management for the oil and gas industry from March 2002 until its sale in mid-2005. Mr. St.Clair is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, Buckeye's officers and directors, and persons beneficially owning more than 10% of Buckeye's LP Units, are required to file with the Commission reports of their initial ownership and changes in ownership of LP Units. Buckeye's officers and directors, and persons beneficially owning more than 10% of Buckeye's LP Units are also required by SEC regulations to furnish Buckeye with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 furnished to it and written representations from certain persons that no other reports were required for those persons, Buckeye GP believes that for 2008, all officers and directors, and persons beneficially owning more than 10% of Buckeye's LP Units, who were required to file reports under Section 16(a) complied with such requirements, except that, through inadvertence, (i) a Form 4 for Mark C. McKinley, a director of Buckeye GP, regarding one transaction was not timely filed and (ii) a Form 4 reporting one transaction for each of the following officers was not timely filed: Robert A. Malecky, Khalid A. Muslih, Vance E. Powers and William H. Schmidt, Jr. All of the required reports have been subsequently filed.

Committees of the Board of Directors

Audit Committee

        Buckeye GP has an Audit Committee (the "Audit Committee") composed of C. Scott Hobbs (Chairman), Mark C. McKinley, and Oliver G. "Rick" Richard, III. The members of the Audit Committee are independent, non-employee directors of Buckeye GP and are not officers, directors or otherwise affiliated with Buckeye GP or its parent companies, except that Mr. Richard serves on the Board of Directors and the Audit Committee of BGH's general partner. Buckeye GP's Board of Directors has determined that no Audit Committee member has a material relationship with Buckeye GP. The Board of Directors has also determined that Mr. Hobbs qualifies as an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

        The Audit Committee provides independent oversight with respect to our internal controls, accounting policies, financial reporting, internal audit function and independent auditors. The Audit Committee also reviews the quality, independence and objectivity of the independent and internal auditors. The Audit Committee has sole authority as to the retention, evaluation, compensation and oversight of the work of the independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee also has sole authority to approve all audit and non-audit services provided by the independent auditors. The charter of the Audit Committee is available at Buckeye's website at www.buckeye.com by browsing to the "Corporate Governance" subsection of the "Investor Center" menu.

        The Audit Committee may act as a conflicts committee or a special committee at the request of Buckeye GP to determine matters that may present a conflict of interest between Buckeye GP or its parent companies and Buckeye.

        The Audit Committee has established procedures for the receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. These procedures are part of the Business Code of Conduct and are available at Buckeye's website at www.buckeye.com by browsing to the "Corporate Governance" subsection of the "Investor Center" menu.

Compensation Committee, Compensation Committee Interlocks and Insider Participation

        As a limited partnership that is listed on the New York Stock Exchange ("NYSE"), Buckeye is not required to have a Compensation Committee. In order to conform to best governance practices, however, in 2007 the Board of Directors of Buckeye GP determined that a Compensation Committee was appropriate. The Compensation Committee currently is composed of Oliver G. "Rick" Richard, III (Chairman), Michael B. Goldberg, C. Scott Hobbs, Mark C. McKinley and Robb E. Turner. Messrs. Richard, Hobbs, and McKinley are independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act of 1934, as amended ("the Exchange Act")) and non-employee directors (as that term is defined in Rule 16b-3 of the Securities Exchange Act). The non-independent directors are Messrs. Goldberg and Turner, who are affiliated with BGH GP. In 2008, Mr. Clark C. Smith served on the Board of Directors and on the Compensation Committee of Buckeye GP.

        The Compensation Committee oversees the determination and allocation of compensation among Buckeye's senior management, including its named executive officers. Among other things, the Compensation Committee is responsible for:

  •
  Approving actual salaries and incentive awards for named executive officers;

  •
  Reviewing and approving the annual compensation objectives for senior management;

  •
  Evaluating the performance of the named executive officers in pursuing the goals and objectives approved by the Compensation Committee, as well as the goals and objectives set forth in Buckeye's annual budget;

  •
  Reviewing and approving with the Chief Executive Officer or President general compensation guidelines for senior management other than the named executive officers, including proposed salary ranges and merit increase guidelines;

  •
  Overseeing any incentive compensation plans for senior management;

  •
  Periodically reviewing total compensation for named executive officers, including salaries, annual and long-term incentives, severance plans, retirement and savings plans, and other benefits, comparing such plans and arrangements to those of Buckeye's peer group and to the named executive officers in past years, ensuring appropriate levels of incentive to management and aligning management's objectives with the interests of Unitholders; and

  •
  Selecting and overseeing the performance of any outside consultants retained to review Buckeye's compensation program and entering into retention agreements with any such consultants establishing their fees and any other retention terms.

        The Compensation Committee meets several times throughout the year to act on the responsibilities above. The Compensation Committee may also act by written consent from time to time in response to events occurring between scheduled meetings. The Compensation Committee may seek guidance or input from the Chief Executive Officer when making determinations about the compensation of the named executive officers other than the Chief Executive. The Chief Executive Officer and the President also may provide recommendations to the Compensation Committee concerning the high-level allocation of incentive award pools among the senior management other than named executive officers. The Chief Executive Officer and the President also may determine the salaries and amounts of individual incentive awards to senior management members other than named executive officers. The charter of the Compensation Committee is available at Buckeye's website at www.buckeye.com by browsing to the "Investor Center, Corporate Governance" menu.

        In its two-year existence, the Compensation Committee has not routinely engaged compensation consultants or relied on reports of such consultants in carrying out its duties. The Compensation Committee did retain a compensation consultant, Mercer, LLC, in 2008, however, to evaluate the compensation of its named executive officers in comparison to the market. See the discussion below under the heading "Compensation Discussion and Analysis—Compensation Restructuring" for more information.

        Although BGH is also an NYSE-listed limited partnership and is likewise not required to have a Compensation Committee, the Board of Directors of its general partner formed a Compensation Committee in January 2007. The committee is composed of two directors who are independent (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act) and non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act), and one director who is not independent. The independent directors are Oliver G. "Rick" Richard, III and Frank S. Sowinski. The non-independent director is Frank J. Loverro. Mr. Loverro is the chairman of the committee and is affiliated with BGH GP.

Finance Committee

        Buckeye GP has a Finance Committee, which currently consists of two directors: Robb E. Turner (Chairman) and Michael B. Goldberg. The Finance Committee provides oversight and advice with respect to the capital structure of Buckeye.

Corporate Governance Matters

        Buckeye has adopted a Code of Ethics for Directors, Executive Officers and Senior Financial Employees that applies to, among others, the Chairman, President, Chief Financial Officer and Controller of Buckeye GP, as required by Section 406 of the Sarbanes Oxley Act of 2002. Furthermore, Buckeye has adopted Corporate Governance Guidelines and a charter for its Audit Committee and Compensation Committee. Each of the foregoing is available on Buckeye's website at www.buckeye.com by browsing to the "Investor Center, Corporate Governance" menu. Buckeye will provide copies, free of charge, of any of the foregoing upon receipt of a written request. Buckeye intends to disclose amendments to, or director and executive officer waivers from, the Code of Ethics, if any, on its website, or by Form 8-K to the extent required.

        You can also find information about Buckeye at the offices of the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of Buckeye GP provided such certification to the NYSE in 2008 without qualification. In addition, the certifications of Buckeye GP's Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to Buckeye's Annual Report on Form 10-K.

Communication with the Board of Directors

        A holder of the LP Units or other interested party who wishes to communicate with the non-management directors of Buckeye GP may do so by contacting William H. Schmidt, Jr., Vice President, General Counsel and Secretary, at the address or phone number appearing on the front page of Buckeye's Annual Report on Form 10-K. Communications will be relayed to the intended recipient of the Board of Directors except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld will nonetheless be recorded and available for any director who wishes to review them.

Item 11.    Executive Compensation

Overview

        In Items 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions, and Director Independence), when referring to Buckeye Partners, L.P., we will use the terms "Buckeye," "we," "us," "our" and other similar terms.

        We are managed by our general partner, Buckeye GP LLC, which we refer to as Buckeye GP. Our general partner is 100% owned by Buckeye GP Holdings L.P., a publicly traded limited partnership which we refer to as BGH. BGH is owned approximately 62% by BGH GP Holdings, LLC, which we refer to as BGH GP, approximately 37% by the public, and approximately 1% by members of our senior management. BGH GP is primarily owned by affiliates of ArcLight Capital Partners, LLC, Kelso & Company, and certain investment funds along with certain members of Buckeye's senior management. BGH GP also owns the general partner of BGH and through such ownership controls both BGH and us.

        Buckeye Pipe Line Services Company, which we refer to as Services Company, employs almost all of the employees, including Buckeye GP's officers, who provide services to Buckeye and the operating subsidiaries through which it conducts its operations. Pursuant to a services agreement, the operating subsidiaries reimburse Services Company for the cost of the employee services provided by Services Company. In 2008, pursuant to the services agreement and an executive employment agreement, we and BGH reimbursed Services Company for all executive compensation costs and related benefits paid to Buckeye GP's executive officers.

Compensation Discussion and Analysis

Named Executive Officers

        We do not have officers or directors. Our business is managed by the Board of Directors of our general partner, Buckeye GP, and the executive officers of Buckeye GP perform all of our management functions. Thus, the executive officers of Buckeye GP are our executive officers. This Compensation Discussion and Analysis is focused on the total compensation of the executive officers of Buckeye GP. In 2008, our executive officers, whom we refer to as our "named executive officers" were:

  •
  Forrest E. Wylie, Chairman and Chief Executive Officer;

  •
  Keith E. St.Clair, Senior Vice President and Chief Financial Officer;

  •
  Stephen C. Muther, President; and

  •
  Eric A. Gustafson, Senior Vice President and Chief Operating Officer.

        In addition to our 2008 named executive officers, this Compensation Discussion and Analysis sets forth information concerning the total compensation in 2008 of Vance E. Powers, who is currently Vice President, Finance and Controller of Services Company but who served through November 10, 2008 as Buckeye GP's Acting Chief Financial Officer.

Our Compensation Philosophy

        We believe the most effective compensation schemes for companies like us emphasize pay-for-performance for their named executive officers. Our executive compensation scheme needs to be able to attract, retain and motivate skilled and experienced executives who can grow our business while maintaining our high standards of customer service and safety. The most important performance metric for us is whether our executives can increase our quarterly distributions to our Unitholders. The best way to motivate our executive officers to achieve this goal is to offer both short and long-term incentives, and the best way to align our executives' interests with those of our Unitholders is to use both cash and equity awards to provide those incentives.

Our Responsibility for Compensation in 2008

        In 2008, we did not compensate Messrs. Wylie, St.Clair, Muther or Gustafson, but we did pay the total compensation of Mr. Powers. Pursuant to the terms of an Exchange Agreement that originated in 1997, our general partner agreed to be responsible for all compensation and fringe benefit costs for the four highest salaried officers performing duties for our general partner, which in 2008 included Messrs. Wylie, St.Clair, Muther and Gustafson. Accordingly, the 2008 total compensation of Messrs. Wylie, St.Clair, Muther and Gustafson was paid by our general partner or its owner, BGH, and not by us. Because Mr. Powers was not one of the four highest salaried officers during such period, his total compensation was paid by us.

Compensation Restructuring

        Under the bifurcated compensation program described above, decisions regarding management compensation were made by the Compensation Committees of two separate public companies. This divided responsibility for employee compensation had the potential for the application of differing standards across the workforce and potentially affected the comparability of Buckeye's financial results to its publicly-traded peers. Beginning in November 2007, our Compensation Committee and the Compensation Committee of BGH's general partner began to study the compensation program to look for ways to eliminate the disadvantages mentioned above and to better allow us to implement our compensation philosophy for our named executive officers.

        Following discussions with the Compensation Committee of BGH, our Compensation Committee engaged a compensation consultant, Mercer LLC, to assist in that effort. The scope of Mercer's engagement was limited to an assessment of the compensation of Buckeye's 2008 named executive officers in comparison to a peer group (described in the next section) and two broader energy market surveys. The purpose of the Mercer engagement was not to receive recommendations regarding the amount or form of executive compensation for 2008, although it is likely that Buckeye will use the report when setting its 2009 executive compensation.

        After further consideration and review of the report of the compensation consultant, the Compensation Committees determined that the assumption by Buckeye of all officer compensation was the optimal approach. Because the owner of BGH's general partner controls both BGH and us, our Audit Committee, represented by independent counsel, acted as a special committee of our Board of Directors and assisted our Compensation Committee in negotiating the terms of the executive compensation assumption with the Board of Directors of BGH's general partner.

        On October 15, 2008, Buckeye and BGH entered into an amendment to the Exchange Agreement, and Buckeye and Services Company entered into an amendment to the Services Agreement, which together provided that Buckeye would become directly responsible for all executive compensation liabilities arising on and after January 1, 2009 in return for an annual fixed payment from BGH to Buckeye in the amount of $3,570,750.

        During the negotiation of the restructuring, which took almost twelve months to complete and frequently required multiple committee meetings per month, the Compensation Committee of BGH's general partner did not make changes to the base salaries of Messrs. Wylie, Muther or Gustafson. After considering whether to adjust the salaries of Messrs. Wylie, Muther and Gustafson, the BGH Compensation Committee elected not to adjust such base salaries primarily because the salaries were adequate in that they were sufficient to retain such executive officers and following the restructuring, BGH would no longer be responsible for the payment of such salaries. Likewise, in 2008 the BGH Compensation Committee considered the various other elements of compensation paid to these named executive officers and, in light of the restructuring, determined reevaluation of the appropriateness or amounts of such various other elements of compensation, and reexamination of the effects each element has on the others was not in order for 2008. The Compensation Committee of our general partner did approve an increase in the base salary of Mr. Powers for 2008 based solely on the increase in his responsibilities during his temporary appointment as acting Chief Financial Officer. Finally, our Compensation Committee did not reevaluate the appropriateness or amounts of the various other elements of compensation for Mr. Powers, and did not examine the effects each element has on the others.

Types of Compensation in 2008

        In 2008, the compensation paid by us or BGH to our named executive officers consisted primarily of salary and, in the cases of Messrs. St.Clair and Powers, discretionary bonuses. Our named executive officers also benefited from contributions to their accounts under our broad-based Retirement and Savings Plan and, in the cases of Messrs. Muther, Gustafson and Powers, our broad-based Employee Stock Ownership Plan. Mr. Powers also received an option grant to purchase 5,000 LP Units under our Unit Option and Distribution Equivalent Plan. Finally, the total compensation in 2008 of our named executive officers (except for Mr. St.Clair) also included the ongoing vesting of equity awards issued in 2007 by BGH GP, the privately owned parent company of BGH's general partner.

  Salary

        The base salaries of our named executive officers in 2008 were as follows:

Name	Base Salary in 2008
Forrest E. Wylie	$400,000
Keith E. St.Clair	$325,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
Vance E. Powers	$207,200

        Except for Mr. Powers' salary, the salaries of our named executive officers were paid by BGH. Except as discussed below for Mr. St.Clair, none of BGH, its Compensation Committee, or our general partner or its Compensation Committee determined these salaries based on any benchmarking against those of similarly situated executives in peer companies.

        Mr. St.Clair was hired on November 10, 2008, shortly after the completion of the executive compensation restructuring described above. In setting the compensation of Mr. St.Clair, our Compensation Committee used the report prepared by Mercer, the compensation consultant, in connection with the evaluation of the executive compensation restructuring. The portion of the Mercer report relied on by the Compensation Committee for these purposes contained data on the base salaries of Chief Financial Officers at a peer group of nine other publicly traded pipeline master limited partnerships. The companies in the peer group were: Energy Transfer Partners, L.P., Sunoco Logistics Partners L.P., Global Partners LP, Oneok Partners, L.P., Inergy, L.P., NuStar Energy, L.P., Magellan Midstream Partners, L.P., Genesis Energy, L.P. and Atlas Pipeline Holdings, L.P.

        Mr. St.Clair's base salary was negotiated with Mr. St.Clair, but the Compensation Committee determined that setting the salary above the median salary of the peer group was essential to attracting a desirable candidate. In making this determination, the Compensation Committee recognized that, unlike every company in the peer group, Buckeye did not have a Unitholder-approved equity incentive plan in which Mr. St.Clair could participate, although the committee did not give this factor any increased weight over any other factor. According to the Mercer report, the base salary at the 50th percentile for Chief Financial Officers within the peer group was $267,000 and the salary at the 75th percentile was $342,000.

  Bonuses

        In early 2009, our Compensation Committee approved bonus payments to Keith E. St.Clair and Vance E. Powers for their performance in 2008. Mr. St.Clair's bonus was $72,000, and Mr. Powers was awarded $148,161.

        In determining the amount of the bonus paid to Mr. St.Clair, our Compensation Committee considered the speed with which Mr. St.Clair familiarized himself with our financial statements, factors affecting our liquidity and capital resources and our internal control over financial reporting in the short time since his hire date, as well as the contributions Mr. St.Clair has made in the budgeting process for 2009 and his interactions with our auditors and Audit Committee. The amount was calculated to be equal to 130% of Mr. St.Clair's annual salary, pro-rated for the two months in which he was employed.

        In determining the amount of Mr. Powers' bonus, our Compensation Committee considered the fact that Mr. Powers had served as Acting Chief Financial Officer for almost the entire year. The Compensation Committee considered Mr. Powers' salary to be low compared to his responsibilities as Acting Chief Financial Officer, and awarded him the bonus in order to compensate him for the diligence and skill with which he carried our his increased responsibilities in 2008.

  Unit Option Plan

        In February 2008, Mr. Powers was granted an option to purchase 5,000 of our LP Units at an exercise price of $49.47 per LP Unit pursuant to our Unit Option and Distribution Equivalent Plan ("the Option Plan"). The top four highest salaried officers who were paid by BGH were not eligible to participate in the Option Plan. Mr. Powers was awarded the grant along with many of our other managers, based on the recommendation of Mr. Wylie and Mr. Muther, who typically make recommendations to the Board with respect to the recipients and amounts of awards under the Option Plan. Our Compensation Committee approved the grant to Mr. Powers based on the recommendation of Messrs. Wylie and Muther. The amount of the grant was determined in the context of the grants made to all of the managers as a group. Messrs. Wylie and Muther recommended a pool of approximately 143,500 options be awarded, and the number of LP Units subject to Mr. Powers' option was consistent with other senior managers in the group.

  Non-Qualified Deferrred Compensation

        The named executive officers also received non-qualified deferred compensation in 2008 in the form of contributions by us or BGH to their Benefit Equalization Plan accounts. The Benefit

Equalization Plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Benefit Equalization Plan for company-contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. All of our executive officers participated in this plan prior to BGH becoming a public company in August of 2006, and neither our Compensation Committee nor the Compensation Committee of BGH's general partner has considered discontinuing their eligibility to participate in this plan since such date.

  Override Units

        Finally, in connection with BGH GP's purchase of a controlling interest in BGH, in 2007 BGH GP granted our named executive officers (except for Mr. St.Clair) certain limited liability company interests, called override units, in BGH GP. The Board of Directors of BGH GP determined the number of override units awarded to the named executive officers and the vesting schedules of those override units. A description of the override units and their vesting schedules is contained in the narrative discussion following the Summary Compensation Table below. The BGH override units were not awarded by us and they do not constitute a cost to us.

  Compensation Committee Report

        As discussed in the Compensation Discussion and Analysis, Messrs. Wylie, St.Clair, Muther and Gustafson were compensated by BGH and not by us. For the period from January 1, 2008 through November 10, 2008, we compensated Mr. Powers in his capacity as Acting Chief Financial Officer.

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

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF BUCKEYE GP LLC
Michael B. Goldberg C. Scott Hobbs Mark C. McKinley Oliver G. Richard, III Robb E. Turner

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(8)	Total ($)
Forrest E. Wylie	2008	400,000	—	544,960	—	—	40,000	984,960
Chairman and Chief	2007	200,000	—	272,480	—	—	12,693	485,173
Executive Officer
Keith E. St.Clair(4)	2008	37,500	72,000	—	—	—	1,875	111,375
Senior Vice President and
Chief Financial Officer
Stephen C. Muther(5)	2008	305,770	—	145,323	—	—	40,378	491,471
President	2007	305,770	—	308,411	—	—	50,872	665,053
	2006	305,770	—	690,410	—	575,000	57,040	1,628,220
Eric A. Gustafson(6)	2008	300,000	—	145,323	—	—	40,378	485,701
Senior Vice President and	2007	300,000	—	249,474	—	—	114,697	664,171
Chief Operating Officer	2006	300,000	—	517,807	5,201	87,500	114,839	1,025,347
Vance E. Powers(7)	2008	207,200	148,161	90,827	12,588	—	113,865	572,641
Former Acting Chief	2007	177,672	35,000	104,351	15,468	108,750	95,434	536,675
Financial Officer and
Controller

(1)
Amounts reflect compensation expense recognized in the financial statements for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123R, for two separate incentive unit award programs. In 2008, the amounts relate to override units granted in 2007 by BGH GP. In 2007, the amounts relate to both: i) the management units of BGH and ii) override units granted in 2007 by BGH GP. In 2006, the amounts relate to the management units of BGH. See the narrative discussions below titled "Buckeye GP Holdings L.P. Management Units" and "BGH GP Holdings, LLC Override Units" for the assumptions used in the valuation of the fair value of the management and override units.

(2)
Amounts reflect compensation expense recognized in the financial statements for fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123R, for option awards of our limited partner units made pursuant to the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan. The top four highest salaried officers performing duties for our general partner, which in 2008 included Messrs. Wylie, St.Clair, Muther and Gustafson, are not eligible for option awards under this program. However, Mr. Gustafson had outstanding option awards that were granted to him under this program prior to his becoming one of the four highest salaried officers. See Note 19 to the financial statements contained in this report for a further discussion of the assumptions related to unit option expense.

(3)
Amount reported for 2007 for Mr. Powers represents an amount paid in 2008 for incentive goals achieved for the fiscal year 2007. The amounts reported for 2006 for Messrs. Muther and Gustafson were paid in connection with the completion of the initial public offering of BGH.

(4)
Mr. St.Clair joined Buckeye on November 10, 2008.

(5)
Effective February 17, 2009, Mr. Muther resigned from his position of President of Buckeye GP due to his pending retirement. Mr. Muther will continue as employee of Services Company through June 30, 2009.

(6)
Effective February 17, 2009, Mr. Gustafson resigned from his position as Senior Vice President and Chief Operating Officer of Buckeye GP, due to his pending retirement. Mr. Gustafson is continuing as an employee of Services Company for a limited transition period prior to his retirement.

(7)
Mr. Powers currently serves as Service Company's Vice President, Finance and Controller.

(8)
For each named executive officer, the amounts in the column labeled "All Other Compensation" consist of:

Name	Fiscal Year	Savings Plan Contributions ($)(a)*	ESOP ($)(b)	Unit Options Distribution Equivalents ($)(c)*	Benefit Equalization Plan ($)(d)*	Total All Other Compensation ($)
Forrest E. Wylie	2008	23,000	—	—	17,000	40,000
	2007	12,693	—	—	—	12,693
Keith E. St.Clair	2008	1,875	—	—	—	1,875
Stephen C. Muther	2008	11,500	23,628	—	5,250	40,378
	2007	11,250	26,497	—	13,125	50,872
	2006	11,000	22,744	—	23,296	57,040
Eric A. Gustafson	2008	11,500	23,628	—	5,250	40,378
	2007	11,250	26,497	63,825	13,125	114,697
	2006	11,000	22,744	60,033	21,062	114,839
Vance E. Powers	2008	11,500	22,538	68,265	11,562	113,865
	2007	9,684	21,925	63,825	—	95,434

*
Compensation awarded pursuant to this plan to Messrs. Wylie, St.Clair, Muther and Gustafson was paid by BGH. Compensation awarded to Mr. Powers pursuant to this plan was paid by us.

(a)
Amounts represent a 5% company contribution to the Buckeye Pipe Line Services Company Retirement and Savings Plan for each of the named executive officers on wages of up to $230,000 for 2008, $225,000 for 2007 and $220,000 for 2006. Messrs. Wylie and St.Clair also receive a dollar-for-dollar matching contribution on their contributions to the retirement and savings plan up to 5% of their pay.

(b)
Amounts represent the value of Buckeye Pipe Line Services Company stock allocated to each named executive officer, in accordance with the terms of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan described in the accompanying narrative.

(c)
Amounts represent the payment of distribution equivalents under the Buckeye Pipe Line Services Company Unit Option and Distribution Equivalent Plan. Pursuant to the plan, distribution equivalents were calculated by multiplying (i) the number of our limited partner units subject to such options that have not vested by (ii) 200% of Buckeye's per limited partner unit regular quarterly distribution. The number of unit options used as the basis for the payments in 2008 was 3,700 for Mr. Powers. In 2007, 3,700 unit options were the basis for the payment to Messrs. Powers and Gustafson. In 2006, 3,700 unit options were the basis for the payment to Mr. Gustafson.

(d)
Amounts represent contributions to the named executive officer's account under the Buckeye Pipe Line Services Company Benefit Equalization Plan. A description of the plan and the amounts of contributions credited to each named executive officer's account in 2008 are set forth in the "2008 Nonqualified Deferred Compensation Table" and the accompanying narrative discussion below.

Salaries

        The base salaries of our named executive officers in 2008 were as follows:

Name	Base Salary in 2008
Forrest E. Wylie	$400,000
Keith E. St.Clair	$325,000
Stephen C. Muther	$300,000
Eric A. Gustafson	$300,000
Vance E. Powers	$207,200

        Except for Mr. Powers' salary for 2008, the salaries of our named executive officers were paid by BGH.    As discussed in the preceding Compensation, Discussion and Analysis, except with respect to Mr. St.Clair's salary, neither BGH's general partner, its Compensation Committee, nor our general partner or Compensation Committee has engaged in any benchmarking of these salaries against those of similarly situated executives in peer companies.

Muther Employment Agreement

        Mr. Muther and BGH are parties to an amended and restated employment and severance agreement, dated as of October 25, 2007. Mr. Muther's base salary under his employment agreement is not less than $300,000 per year (less applicable taxes and withholdings). Mr. Muther's employment agreement is terminable at any time for any reason by BGH or Mr. Muther, subject to the obligations of BGH and us to pay Mr. Muther severance under certain circumstances. Pursuant to the employment agreement, Mr. Muther is employed by Services Company. Pursuant to the Exchange Agreement and the Executive Employment Agreement between BGH and Services Company, in 2008 BGH reimbursed Services Company for all payments to Mr. Muther and the cost of Mr. Muther's benefits under the employment agreement. In 2008, BGH was responsible for Mr. Muther's compensation pursuant to his employment agreement (but we may be liable for certain severance payments described in "Payments Upon Termination or Change in Control" below).

Buckeye GP Holdings L.P. Management Units

        Under the provisions of SFAS No. 123R, in 2007 and 2006 BGH recognized a total of $4.6 million of deferred compensation in connection with the accelerated vesting of certain management units. For a more detailed description of these units and the acceleration of their vesting, please see the discussion under the heading "Buckeye GP Holdings L.P. Management Units" following the Summary Compensation Table in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 28, 2008.

BGH GP Holdings, LLC Override Units

        In connection with its purchase of a controlling interest in BGH on June 25, 2007, BGH GP granted certain limited liability company interests, called Override Units, to certain members of our management, including Messrs. Wylie, Muther, Gustafson, and Powers. The limited liability company agreement of BGH GP defines three types of Override Units: Value A Units, Value B Units and Operating Units. BGH GP granted Override Units, with grant date fair values to our named executive officers, as follows:

Granted June 25, 2007:

Name	Value A # of Units	Value B # of Units	Operating # of Units	Total # of Units Awarded
Forrest E. Wylie	637,381	637,381	637,381	1,912,143
Stephen C. Muther	169,968	169,968	169,968	509,904
Eric A. Gustafson	169,968	169,968	169,968	509,904
Vance E. Powers	106,230	106,230	106,230	318,690

	Value A	Value B	Operating
Grant Date Fair Value per unit	$2.07	$1.17	$3.42

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

			Time Since Date of the Grant of Override Units
Named Executive Officer	Unit Type	Reason for Forfeiture*	Before 1 Year	1 Year	18 Months	2 Years	30 Months	3 Years	42 Months	4+ Years
Forrest E. Wylie	A & B Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
		Other	100%	100%	100%	100%	100%	100%	100%	100%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Vance E. Powers	A & B Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	100%	100%	100%	100%	100%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Stephen C. Muther	A & B Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	50%	37.5%	25%	12.5%	0%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%
Eric A. Gustafson	A & B Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	100%	100%	100%	100%	100%	100%	100%	100%
		Other	100%	100%	100%	50%	37.5%	25%	12.5%	0%
	Operating Units	Cause	100%	100%	100%	100%	100%	100%	100%	100%
		DDR	0%	0%	0%	0%	0%	0%	0%	0%
		Other	100%	75%	62.5%	50%	37.5%	25%	12.5%	0%

*
"Cause" means termination of employment for cause. "DDR" means termination of employment due to death, disability or retirement. Upon Mr. Wylie's retirement (as opposed to the termination of his employment upon death or disability), all of his Value A Units and Value B Units will be forfeited. "Other" means termination of employment for any other reason.

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

        Subject to the ability of the board of BGH GP to change such amounts, distributions may be $10.00 per Override Unit. Such distributions may be made when and as declared by the Board, to which we refer as interim distributions, or as a result of an exit event. Furthermore, named executive officers who hold Value A Units or Value B Units that become eligible to participate in distributions upon satisfaction of the performance criteria summarized above are entitled to cumulative priority "catch up distributions" in respect of earlier interim distributions not made on those Value A Units and Value B Units upon a subsequent interim distribution or a distribution in connection with an exit event.

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

Determination of Fair Value

        We valued the Override Units using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards as required by SFAS 123R. The Monte Carlo simulation is a procedure to estimate future equity value from the time of the valuation date of June 25, 2007 to the exit event using the following assumptions:

  •
  Current Equity Value of $10.00 per unit or total equity of $439.0 million, based on the initial capital contribution made by the initial equity investors into BGH GP;

  •
  Expected Life of 5.5 years based on the historical average holding period for similar investments;

  •
  Risk Free Rate of 4.92% based on the US Constant maturity treasury rate for a term corresponding to the expected life of 5.5 years;

  •
  Volatility of 26%. Since BGH GP's primary assets are its ownership interest in BGH, volatility was estimated by using the volatility of BGH, along with comparisons to the 5.5 year equity volatility of other firms in the same industry as BGH; and

  •
  Because the likelihood of an interim distribution is not probable due to the rigorous performance criteria, dividends of zero were assumed.

Requirements With Respect to Non-Competition and Non-Solicitation

        The limited liability company agreement of BGH GP provides that, for a certain period of time certain holders of the Override Units, which includes certain of our named executive officers (referred to as the "Management Members"), may not become associated with or employed by any entity that is actively engaged in any geographic area in which BGH, Buckeye GP, we or any of our subsidiaries (collectively, the "Buckeye Entities") does business in any business which is either in competition with the business of the Buckeye Entities conducted at any time during the 12 months preceding the date such Management Member ceases to hold any equity interest in BGH GP or proposed to be conducted by the Buckeye Entities in the Buckeye Entities' business plan as in effect as of the date such Management Member ceases to hold any equity interest in BGH GP.

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

Retirement and Other Benefits

        The majority of our regular full-time employees hired before September 16, 2004 (including Messrs. Muther, Gustafson and Powers) participate in Services Company's employee stock ownership plan, or ESOP, which is a qualified plan. Services Company owns approximately 2.1 million of our limited partner units. The ESOP owns all of the outstanding common stock of Services Company, or approximately 2.1 million shares. Accordingly, one share of Services Company common stock is generally considered to have a value equal to one of our limited partner units. Under the ESOP, Services Company common stock is allocated to employee accounts quarterly. Individual employees are allocated shares based on the ratio of their eligible compensation to the aggregate eligible compensation of all ESOP participants. Eligible compensation generally includes base salary, overtime payments and certain bonuses. The value of shares accumulated by an employee in the ESOP is payable to the employee or transferable to other qualified plans in accordance with the terms of the ESOP plan upon termination of the employee's employment.

        Services Company also sponsors a Retirement and Savings Plan through which it provides retirement benefits for substantially all of its regular full-time employees (including our named executive officers), except those covered by certain labor contracts. The retirement plan consists of two components. Under the first component, Services Company contributes 5% of each eligible employee's covered salary to an employee's separate account maintained in the retirement plan. Under the second component, for all employees not participating in the ESOP, Services Company makes a matching contribution into the employee's separate account for 100% of an employee's contribution to the retirement plan up to 6% of an employee's eligible covered salary. For Services Company employees who participate in the ESOP, Services Company does not make a matching contribution. Each of our named executive officers receives the contribution equal to 5% of his salary (subject to certain IRS limits) annually, and these amounts vest ratably over a five year period. Except for Mr. Powers, in 2008, BGH was responsible for the named executive officer compensation paid with respect to the contribution. Because each of Messrs. Muther, Gustafson and Powers participates in the ESOP, we do not make any matching contributions to the retirement plan on their behalf. Because Messrs. Wylie and St.Clair do not participate in the ESOP, we do make matching contributions on their behalf. In 2008, BGH was responsible for the compensation paid to Messrs. Wylie and St.Clair with respect to the matching contribution to their retirement and savings plans.

        Services Company also sponsors a Benefit Equalization Plan, which is described in detail in the narrative discussion following the "Nonqualified Deferred Compensation Table" below. Except for Mr. Powers, in 2008, BGH was responsible for the named executive officer compensation discussed in that section.

2008 Grants of Plan-Based Awards Table

Name	Grant Date	All Other Option Awards: Number of Units (#)(1)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Unit and Option Awards ($)(1)
Forrest E. Wylie	—	—	—	—
Keith E. St.Clair	—	—	—	—
Stephen C. Muther	—	—	—	—
Eric A. Gustafson	—	—	—	—
Vance E. Powers	2/21/2008	5,000	49.47	14,450

(1)
As discussed below, this amount was awarded pursuant to the Unit Option and Distribution Equivalent Plan. The distribution equivalent, as discussed below, was included in the Summary Compensation Table as "All Other Compensation".

Option Plan

        Our Option Plan provides for the grant of options to acquire our LP Units to certain of our and our affiliates' officers and key employees. The Option Plan has historically been administered by the Board of Directors of Buckeye GP, but may be administered by our Compensation Committee in the future. The board or committee may authorize one or more officers of Buckeye GP to designate optionees and determine the number of options to be received by such optionees, provided that the authorizing resolution specifies the total number of options that may be so awarded. In practice, our executive officers usually recommend option grants to the Board of Directors in February of each calendar year, and the Board of Directors considers and approves the appropriate grants. Our executive officers whose compensation is paid by BGH pursuant to the exchange agreement described above are not eligible to receive unit option grants under the Option Plan which, for 2008 included Messrs. Wylie, St.Clair, Muther and Gustafson.

        The Option Plan provides that options will generally vest three years after the date of grant, provided the optionee remains an employee of us or our affiliates at such time. Once an option becomes vested, the option remains exercisable for a period of seven years from the date of vesting, or for a shorter period specified by the Board of Directors or committee.

        The Option Plan also permits the Board of Directors or Compensation Committee to grant distribution equivalent rights in tandem with option grants. Distribution equivalents provide the optionee with an accrual of an amount, subject to certain distribution targets set at the discretion of the Board of Directors or Compensation Committee, equal to the regular quarterly distribution on the number of unvested units subject to the option. Distribution equivalents are maintained in distribution equivalent accounts on our books and records. Distribution equivalents cease to accrue when units subject to an option vest. No interest accrues or is payable to the balance in any distribution equivalent account. Recent changes in tax laws have limited the effectiveness of the plan. As a result, we have developed a new plan for which we are seeking Unitholder approval.

        Historically, the Board of Directors has set certain distribution targets for the payment of the accrued distribution equivalents to the optionees. The benchmark for the distribution target is based on an increase in the cash distributions paid to our Unitholders over the three-year vesting period of such options. In the event that the distribution target is achieved, the distribution equivalents previously credited to an optionee's account will be paid to such optionee at 100% of the distribution equivalents. If the stretch limit is achieved, 200% of the distribution equivalents otherwise credited to the optionee's account will be paid to the optionee. If the threshold limit is achieved, only 50% of the distribution equivalents will be paid to the optionee. If the increase in the cash distributions paid to our Unitholders over the three-year vesting period of the options is below the threshold amount, the optionee will not receive any distribution equivalents. Set forth below are the distribution targets for the increase in the cash distributions paid to the Unitholders over the three-year vesting periods for options granted in 2008, 2007 and 2006:

2008, 2007 and 2006
Below $0.40/unit		None
Threshold	$0.40/unit	50 percent
Target	$0.60/unit	100 percent
Stretch	$0.75/unit	200 percent

        In 2008, cash distribution equivalents paid to holders of options that vested in 2008 were $18.45 per unit. The amounts and features of the 2008 unit option grant to Mr. Powers were approved by the Board of Directors in February 2008. We are responsible for Mr. Powers' compensation discussed in this section.

2008 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Unit Awards
Name	Grant Date	Number of Units Underlying Unexercised Option (#) Exercisable	Number of Units Underlying Unexercised Option (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Units that have not Vested (#)(2)*	Market Value of Units that have not Vested ($)(3)*
Forrest E. Wylie	—	—	—	—	—	1,673,125	4,415,457
Keith E. St.Clair	—	—	—	—	—	—	—
Stephen C. Muther	—	—	—	—	—	446,166	1,177,453
Eric A. Gustafson	—	—	—	—	—	446,166	1,177,453
Vance E. Powers	2/26/2004	3,700	—	42.10	2/26/2014	278,854	735,908
	4/1/2005	3,700	—	45.88	4/1/2015	—	—
	2/23/2006	—	3,700	44.73	2/23/2016	—	—
	2/21/2007	—	3,500	50.36	2/21/2017	—	—
	2/21/2008	—	5,000	49.47	12/31/2011	—	—

*
Represents compensation that is neither awarded by us nor paid by us.

(1)
These amounts relate to options to purchase our limited partner units under our Unit Option and Distribution Equivalent Plan. All options, vest after the expiration of three years from the grant date of the option and are exercisable for up to seven years after the vesting date, except for those granted February 21, 2008, which expire on December 31, 2011. Our named executive officers other than Mr. Powers do not participate in the plan. See Note 19 to the financial statements contained in this report for a further discussion of the assumptions related to unit option expense.

(2)
These amounts are unvested override units granted by BGH GP, which units consist of operating units, A units, and B units. At December 31, 2008, Messrs. Wylie, Muther, Gustafson, and Powers had 398,363, 106,230, 106,230, and 66,394 unvested operating units. At December 31, 2008, Messrs. Wylie, Muther, Gustafson, and Powers had 637,381, 169,968, 169,968, and 106,230 unvested A units, respectively, and 637,381, 169,968, 169,968, 106,230 unvested B units, respectively. The vesting of the override units is discussed above in the narrative section titled "BGH GP Holdings, LLC Override Units".

(3)
A value of $5.18 per unvested operating unit was derived by using the closing market price per unit of BGH's common units on December 31, 2008. The fair value of the A and B units was $2.21 and $1.48 per unit, respectively. The fair values of the A and B units were calculated using a Monte Carlo simulation model that was consistent with the method as described in the above narrative section titled "BGH GP Holdings, LLC Override Units" but using December 31, 2008 as the valuation date.

2008 Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#)(1)*	Value Realized on Vesting ($)(2)*
Forrest E. Wylie	239,018	1,893,817
Keith E. St.Clair	—	—
Stephen C. Muther	63,738	505,018
Eric A. Gustafson	63,738	505,018
Vance E. Powers	39,836	315,636

*
Represents compensation that is neither awarded by us nor paid by us.

(1)
These amounts are vested operating units granted by BGH GP. The vesting of the operating units is discussed above in the narrative section titled "BGH GP Holdings, LLC Override Units".

(2)
Represents an aggregate value of $1,489,877, $397,301, $397,301 and $248,313 with respect to operating units that vested on June 25, 2008 and $403,940, $107,717, $107,717 and $67,323 with respect to operating units that vested on December 25, 2008 held by each of Messrs. Wylie, Muther, Gustafson and Powers, respectively. The values realized for the vested operating units was derived by using BGH's closing market price per common unit on the vesting date of such operating units, as applicable.

2008 Nonqualified Deferred Compensation Table

Name	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Losses in Last Fiscal Year ($)	Aggregate Withdrawals in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)(2)
Forrest E. Wylie*	17,000	(2,074)	—	14,926
Keith E. St.Clair	—	—	—	—
Stephen C. Muther*	5,250	(67,922)	—	398,160
Eric A. Gustafson*	5,250	(23,529)	—	100,711
Vance E. Powers	11,562	(2,661)	—	14,421

*
Represents compensation that is neither awarded by us nor paid by us.

(1)
These contributions in the last fiscal year for each named executive officer are included in the All Other Compensation column of the Summary Compensation Table above.

(2)
The following amounts were previously reported as compensation in the Summary Compensation Table for previous years: Mr. Muther—$36,421 and Mr. Gustafson—$34,187.

        The amounts reflected in the table above were credited to accounts of the named executive officers under the Buckeye Pipe Line Services Company Benefit Equalization Plan (the "Equalization Plan"). The Equalization Plan is a non-qualified deferred compensation plan and provides that any employee whose company contributions to qualified pension and savings plans have been limited due to IRS limits on compensation allowable for calculating benefits under qualified plans will receive an equivalent benefit under the Equalization Plan for company contributed amounts they would have received under qualified plans if there were no IRS limits on compensation levels. Employee deferrals are not allowed under the Equalization Plan. In addition, the Equalization Plan provides that any employee with a balance in the plan will be credited with earnings on that balance at a rate that is equivalent to the actual earnings that the employee realizes on his or her investments in the Buckeye Pipe Line Services Company Retirement and Savings Plan. Employees may periodically change their investment elections in the Retirement and Savings Plan in accordance with its terms and the terms of the documents governing the investments in which they currently participate. Amounts accumulated by an employee in the Equalization Plan are payable to the employee in a lump sum upon termination of employment. A participating employee may also receive a distribution of all or a portion of his or her account balance in the event of a "hardship" as defined in the plan document and upon determination by the committee that administers the plan, and an employee may receive payment of a portion (as described in the plan) of the employee's account balance in the event of the death of the employee.

        The table below shows the fund options available under the Retirement and Savings Plan and their annual rate of return for the year ended December 31, 2008.

Name of Fund	Rate of Return
American Century Income & Growth—Inst. Fund	(34.56)%
American Century Small Cap Value—Inst. Fund	(27.54)%
American Funds Growth Fund of America—R4	(39.07)%
American Value Portfolio	(36.11)%
JPMorgan SmartRetirement 2010-Inst.	(21.16)%
JPMorgan SmartRetirement 2015-Inst.	(25.57)%
JPMorgan SmartRetirement 2020-Inst.	(28.79)%
JPMorgan SmartRetirement 2030-Inst.	(33.69)%
JPMorgan SmartRetirement 2040-Inst.	(34.59)%
JPMorgan SmartRetirement Income-Inst.	(17.98)%
JPMorgan Stable Value	4.11%
Lord Abbett Developing Growth—A Fund	(47.50)%
Oakmark Equity and Income Fund	(16.18)%
PIMCO Total Return Fund	4.60%
SSgA S&P 500 Fund-D	(38.14)%
SSgA MSCI EAFE Index Fund-C	(47.82)%
Templeton Foreign—A Fund	(46.09)%

Payments upon Termination or Change in Control

  Severance and Continued Benefits

  Mr. Wylie

        If Mr. Wylie's employment were terminated involuntarily, he would be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Wylie would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks' base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year's base pay, which for Mr. Wylie is $400,000.

Assuming an involuntary termination of employment on December 31, 2008, Mr. Wylie would receive severance payments equal to approximately $61,538. If Mr. Wylie were to be involuntarily terminated within two years after a "change of control," he would be entitled to receive two times the severance payments he would have been entitled to receive under the above formula, or approximately $123,077. For the purposes of the severance pay plan, a "change of control" will occur if any person (as such term is used in sections 13(d) and 14(d) of the Exchange Act), except us or our affiliates becomes the beneficial owner, or the holder of proxies, in the aggregate of 80% or more of our limited partner units then outstanding.

  Mr. St.Clair

        In connection with the appointment of Mr. St.Clair as Senior Vice President and Chief Financial Officer of Buckeye GP, Mr. St.Clair entered into a Severance Agreement, dated as of November 10, 2008, with Buckeye, BGH, and Services Company. Pursuant to the terms of the Severance Agreement, Mr. St.Clair is entitled to severance payments following (i) the termination of Mr. St.Clair's employment by Services Company except if the termination is a result of (x) the continuous illness, injury or incapacity for a period of six consecutive months of Mr. St.Clair or (y) "Cause", or (ii) a voluntary termination of employment by Mr. St.Clair upon (I) the material failure of Services Company to comply with and satisfy any of the terms of the Severance Agreement, (II) the significant reduction by Services Company of the authority, duties or responsibilities of Mr. St.Clair, (III) the elimination of Mr. St.Clair from eligibility to participate in, or the exclusion of Mr. St.Clair from participation in, employee benefit plans or policies, except to the extent such elimination or exclusion is applicable to Buckeye GP's named executive officers as a group, (IV) the reduction in Mr. St.Clair's annual base compensation or the reduction in the annual target cash bonus opportunity for which Mr. St.Clair is eligible (unless such reduction in Mr. St.Clair's annual target cash bonus opportunity is made in connection with similar reductions in the bonus opportunities of Buckeye GP's named executive officers as a group), or (V) the transfer of Mr. St.Clair, without his express written consent, to a location that is more than 100 miles from Houston, Texas. Mr. St.Clair's Severance Agreement provides for a lump-sum severance payment from Services Company in the amount of Mr. St.Clair's annual base salary at the time of termination plus any annual target bonus opportunity for such year. Assuming a qualifying termination of employment on December 31, 2008, Mr. St.Clair would have received a lump-sum severance payment equal to $325,000.

        If Mr. St.Clair becomes eligible for severance payments pursuant to the terms of his Severance Agreement, Services Company will also provide certain continued benefits to Mr. St.Clair under our medical and dental plans and policies for a period of 12 months following his termination. Mr. St.Clair's eligibility to continue receiving such medical and dental benefits will cease if he obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation. During the 12-month benefit period, Services Company will pay Mr. St.Clair a monthly payment equal to the COBRA cost of continued health and dental coverage, less the amount that Mr. St.Clair would be required to contribute for heath and dental coverage if Mr. St.Clair were an active employee. On each date on which a monthly benefit payment is made, Services Company will also pay Mr. St.Clair an additional tax gross-up amount equal to the federal, state and local income and payroll taxes, if any, that Mr. St.Clair incurs on the benefit payment and the gross-up payment. For the purposes of the gross-up payment, the aggregate tax rate for the federal, state and local income and payroll taxes is assumed to be 25%. The gross-up payments will cease when the benefits payments cease.

        For the purposes of Mr. St.Clair's Severance Agreement, "Cause" is defined as (i) habitual insobriety or substance abuse, (ii) engaging in acts of disloyalty to Buckeye or BGH including fraud, embezzlement, theft, commission of a felony, or proven dishonesty, or (iii) willful misconduct of

Mr. St.Clair in the performance of his duties, or the willful failure of Mr. St.Clair to perform a material function of his duties pursuant to the terms of the Severance Agreement.

        In addition to any applicable severance payments described above, assuming Mr. St.Clair was terminated as of December 31, 2008 under circumstances that entitled him to receive the continued medical and dental benefits described above, the value of such benefits is estimated to be approximately $14,226. In valuing these benefits, we used the estimated rates applicable under the Comprehensive Omnibus Budget Reconciliation Act (COBRA) for terminated employees. Upon termination, all named executive officers would be entitled to coverage under COBRA. COBRA coverage for Mr. St.Clair would begin upon the expiration of his benefit continuation period set forth above.

  Mr. Muther

        On October 25, 2007, in connection with Mr. Muther becoming President of our general partner and of BGH's general partner, Mr. Muther and BGH amended and restated his employment and severance agreement. Mr. Muther's employment and severance agreement provides that BGH will pay severance payments and allow Mr. Muther to continue certain medical and dental benefits following a termination of Mr. Muther's employment by BGH (and its affiliates). Under the employment and severance agreement, Mr. Muther is entitled to the payment of severance and the continuation of certain benefits following (a) an involuntary termination of Mr. Muther's employment for any reason other than for "cause" or (b) a voluntary termination of employment by Mr. Muther for "good reason," which includes an election by Mr. Muther to terminate his employment between December 26, 2008 and June 25, 2010 following a change of control in us or BGH (which includes the change of control that occurred on June 25, 2007 as discussed above). Under either of these circumstances, Mr. Muther would receive a cash severance payment from BGH of $2,000,000 at the time of his termination. Assuming a qualifying termination of employment on December 31, 2008, Mr. Muther would have received a lump-sum severance payment equal to $2,000,000. In addition, BGH will provide certain continued medical and dental benefits to Mr. Muther under our plans for a period of 18 months following his termination (36 months if his termination were to be in connection with a change of control). Mr. Muther's eligibility to continue receiving these medical and dental benefits will cease if Mr. Muther obtains new employment that provides him with eligibility for medical benefits without a pre-existing condition limitation. Also, if the first day of the calendar month on or following Mr. Muther's 65th birthday will be less than 18 months after his termination (36 months if his termination were to be in connection with a change of control), then the cash severance payment described above will be reduced to an amount equal to a fraction of such amount, the numerator of which is the number of days from the date of Mr. Muther's termination to the first day of the calendar month on or following Mr. Muther's 65th birthday and the denominator of which is 548 (1095 if Mr. Muther's termination was in connection with a change of control). For purposes of Mr. Muther's employment agreement, a "change of control" is defined as the acquisition (other than by our general partner and its affiliates) of 80 percent or more of our LP Units, 51 percent or more of the general partner interests owned by our general partner or 50 percent or more of the voting equity interest of us and our general partner on a combined basis and includes the change of control that occurred on June 25, 2007 as discussed above. Mr. Muther is also eligible for severance under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company, which is described below in the discussion regarding Mr. Gustafson. If Mr. Muther is terminated such that both plans are triggered, however, the amount of the payments he would receive pursuant to his employment and severance agreement will be reduced by any amounts he receives pursuant to the severance pay plan. As of December 31, 2008, the severance payable to Mr. Muther pursuant to his employment and severance agreement exceeds the amount payable under the severance pay plan.

        In addition to any applicable severance payments described above, assuming Mr. Muther was terminated as of December 31, 2008 under circumstances that entitled him to receive the continued medical, dental and disability benefits described above, the value of such benefits is estimated to be approximately $14,963, except if the termination were in connection with a change of control, the value of his benefits would be approximately $29,925. In valuing these benefits, we used the estimated rates applicable under the Comprehensive Omnibus Budget Reconciliation Act (COBRA) for terminated employees. Upon termination, all named executive officers would be entitled to coverage under COBRA. COBRA coverage for Mr. Muther would begin upon the expiration of his benefit continuation periods set forth above.

  Mr. Gustafson

        If Mr. Gustafson's employment were terminated involuntarily, he would be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Gustafson would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks' base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year's base pay, which for Mr. Gustafson is $300,000. Assuming an involuntary termination of employment on December 31, 2008, Mr. Gustafson would receive severance payments equal to approximately $293,500. If Mr. Gustafson were to be involuntarily terminated within two years after a "change of control," he would be entitled to receive one year's base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $593,500. For the purposes of the severance pay plan, a "change of control" will occur if any person (as such term is used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934), except us or our affiliates becomes the beneficial owner, or the holder of proxies, in the aggregate of 80% or more of our limited partner units then outstanding.

  Mr. Powers

        If Mr. Powers' employment were terminated involuntarily, he would also be eligible for severance payments under the Severance Pay Plan for Employees of Buckeye Pipe Line Services Company. Subject to certain limitations, upon an involuntary termination, Mr. Powers would be entitled to receive a lump-sum severance payment equal to eight weeks of his base pay plus two weeks' base pay for each year of service over 4 years. Except in the case of a change of control (as defined in the plan), however, the severance payment cannot exceed one year's base pay, which for Mr. Powers was $207,200 in 2008. Assuming an involuntary termination of employment on December 31, 2008, Mr. Powers would receive severance payments equal to approximately $53,800. If Mr. Powers were to be involuntarily terminated within two years after a "change of control," he would be entitled to receive one year's base pay plus the severance pay allowance he would have been entitled to receive under the above formula, or approximately $261,000.

Plan Payouts

        Upon termination of employment, each named executive officer would become entitled to distributions of the aggregate balances of his benefits equalization plan account and ESOP account. If such officers had been terminated as of December 31, 2008, each of them would have been entitled to receive the amounts set forth opposite his name in the "Aggregate Balance at Last Fiscal Year End" column of the "Nonqualified Deferred Compensation Table" for his benefits equalization plan balance. As of December 31, 2008, the value of Mr. Muther's ESOP account was $434,606, the value of Mr. Gustafson's ESOP account was $401,847 and the value of Mr. Powers' ESOP account was $152,320.

        As noted in the "Outstanding Equity Awards at Fiscal Year-End Table" above, Mr. Powers owns 12,200 unvested options to purchase our units pursuant to the Unit Option and Distribution Equivalent Plan. Under the terms of the plan, if we experience a change of control as defined in the plan, and the acquiring entity does not assume the options under the plan or otherwise provide for options to purchase the acquiror's equity securities of equal value, then Mr. Powers' unvested options would become vested upon the change of control. Upon vesting in connection with a change of control, Mr. Powers would realize value equal to the number of his options that vested times the amount, if any, by which the then current market price of our limited partner units exceeds the exercise price for such options set forth in column (e) of the "Outstanding Equity Awards at Fiscal Year-End Table." Under the Unit Option and Distribution Equivalent Plan, a change of control of Buckeye would occur if (1) our Unitholders approve a merger or consolidation of us with any other entity, other than a merger or consolidation which would result in the our Unitholders retaining at least 75% of the total equity interest of the surviving entity, as represented by the percentage of units or equity securities of us or such surviving entity held by our Unitholders immediately after such merger or consolidation, (2) a plan of complete dissolution of us is adopted or our Unitholders approve an agreement for the sale or disposition by us (in one transaction or a series of transactions) of all or substantially all of our assets, or (3) our general partner is removed, or any person or entity except one or more of the equity interest holders of our general partner or any employee benefit plan of our general partner, together with all affiliates of such person or entity, becomes the beneficial owner, or the holder of proxies, in the aggregate of 51% or more of our general partner interests.

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

2008 Director Compensation Table

Name	Fees Earned or Paid in Cash
Irvin K. Culpepper	$—
John F. Erhard	—
Michael B. Goldberg	—
C. Scott Hobbs	107,500
Mark C. McKinley	88,750
Clark C. Smith	95,000
Robb E. Turner	—

Total	$291,250

Director Compensation

        In 2008, directors of Buckeye GP received an annual fee of $50,000 plus $1,250 for each Board of Directors and committee meeting attended. Additionally, the Chairman of the Audit Committee receives an annual fee of $10,000. Neither Mr. Wylie nor any of the non-independent members of the

Board of Directors receive any fees for services as a director. Directors' fees paid by our general partner in 2008 to its directors amounted to $291,250. The directors' fees were reimbursed by us.

Director Recognition Program

        Buckeye GP has maintained a Director Recognition Program since September 1997. This recognition program provides that, upon retirement or death and subject to certain conditions, directors receive a benefit of up to three times the current annual director's fees (excluding attendance and committee fees) based upon their years of service as a member of the Board of Directors of our general partner and its predecessors. A minimum of three full years of service as a member of the Board of Directors is required for eligibility under the recognition program. Neither members of the Board of Directors who are concurrently serving as an officer or employee of our general partner or its affiliates nor non-independent members of the Board of Directors are eligible for the Recognition Program. No cash was paid under this program during 2008. We paid $550,000 and $70,000 under this program in 2007 and 2006, respectively.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

        Services Company owns approximately 4.4% of the outstanding LP Units as of February 20, 2009. No person or group is known to be the beneficial owner of more than 5% of the LP Units as of February 20, 2009.

        The following table sets forth certain information, as of February 20, 2009, concerning the beneficial ownership of LP Units by each director of our general partner, the Chief Executive Officer of our general partner, the President and Chief Operating Officer of our general partner, the other named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Such information is based on data furnished by the persons named. Based on information furnished to our general partner by such persons, no director or executive officer of our general partner owned beneficially, as of such date, more than 1% of any class of our equity securities or those of our subsidiaries outstanding at that date. All information with respect to beneficial ownership has been furnished by the respective directors, named executive officers and executive officers, as the case may be. The address for the individuals and entities for which an address is not otherwise indicated is: c/o Buckeye Partners, L.P., Five TEK Park, 9999 Hamilton Blvd., Breinigsville, PA 18031.

Name	Number of LP Units(1)
Buckeye GP Holdings L.P.	80,000
Irvin K. Culpepper, Jr.	—
John F. Erhard	80,000	(2)
Michael B. Goldberg	—
Eric A. Gustafson	18,600	(3)
C. Scott Hobbs	10,000
Mark C. McKinley	2,000
Stephen C. Muther	23,600	(4)
Vance E. Powers	100
Oliver G. "Rick" Richard, III	80,000	(2)
Clark C. Smith	3,000
Keith E. St.Clair	—
Robb E. Turner	80,000	(2)
Forrest E. Wylie	82,500	(2)

All directors and executive officers as a group (consisting of 14 persons)	108,100	(5)

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

(3)
Effective February 17, 2009, Mr. Gustafson resigned from his position as Senior Vice President and Chief Operating Officer of Buckeye GP due to his pending retirement. Mr. Gustafson is continuing as an employee of Services Company for a limited transition period prior to his retirement.

(4)
Effective February 17, 2009, Mr. Muther resigned from his position as President of Buckeye GP due to his pending retirement. Mr. Muther will continue as an employee of Services Company through June 30, 2009.

(5)
The 80,000 Units owned by Buckeye GP Holdings L.P. are included in the total only once.

        The following table sets forth certain information, as of February 20, 2009, concerning the beneficial ownership of the Common and Management Units of BGH held by each director of our general partner, the Chief Executive Officer of our general partner, the President and Chief Operating Officer of our general partner, the other named executive officers of our general partner and by all directors and executive officers of our general partner as a group. All information with respect to beneficial ownership has been furnished by the respective directors and executive officers, as the case may be. The address for the individuals and entities for which an address is not otherwise indicated is: c/o Buckeye Partners, L.P., Five TEK Park, 9999 Hamilton Blvd., Breinigsville, PA 18031.

Name of Beneficial Owner:	Number of BGH Common & Management Units(1)	Percent of Common & Management Units
Irvin K. Culpepper, Jr.	—	—
Michael B. Goldberg	—	—
John F. Erhard	—	—
Eric A. Gustafson	45,000	*	(2)
C. Scott Hobbs	—	—
Mark C. McKinley	—	—
Stephen C. Muther	50,000	*	(3)
Vance E. Powers	10,000	*	(4)
Oliver G. "Rick" Richard, III	—	—
Clark C. Smith	—	—
Keith E. St.Clair	—	—
Robb E. Turner	17,513,737	61.9	%(4)(5)
Forrest E. Wylie	17,513,737	61.9	%(4)(5)
All directors and executive officers as a group (consisting of 14 persons)	17,568,737	62.1	%(6)

*
Less than 1%

(1)
Unless otherwise indicated, the persons named above have sole voting and investment power over the Common and Management Units reported.

(2)
Effective February 17, 2009, Mr. Gustafson resigned from his position as Senior Vice President and Chief Operating Officer of Buckeye GP.

(3)
Effective February 17, 2009, Mr. Muther resigned from his position as President of Buckeye GP due to his pending retirement. Mr. Muther will continue as an employee of Services Company through June 30, 2009.

(4)
Includes Management Units, which are convertible into Common Units, at the election of the holder, on a one-for-one basis.

(5)
Includes Common and Management Units owned by BGH GP, the sole member of Mainline Management. BGH GP is governed by a Board of Directors which includes Messrs. Turner and Wylie, each of whom is also a director of BGH's general partner. Therefore, each of these directors has shared voting and investment power over the securities indicated. BGH GP is primarily owned by investment partnerships affiliated with ArcLight Capital Partners, LLC, Kelso & Company and certain investment funds. The address of BGH GP is c/o ArcLight Capital Partners, LLC, 200 Clarendon Street, 55th Floor, Boston, Massechusetts 02117. Each of Messrs. Turner, and Wylie expressly disclaims beneficial ownership of such common and Management Units of BGH.

(6)
The 17,513,737 Common and Management Units are included in the total only once.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2008 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of units to be issued upon exercise of outstanding options(a)	Weighted-average exercise price of outstanding options	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column(a))
Equity compensation plans approved by unitholders(1)	471,400	$46.20	333,000
Equity compensation plans not approved by unitholders	—	—	—

Total	471,400	$46.20	333,000

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

        As part of a restructuring of our ESOP in 1997, we and certain of our operating subsidiaries entered into an Exchange Agreement with our general partner's predecessors, pursuant to which we and our operating subsidiaries were permanently released from our obligations to reimburse the general partner for certain compensation and fringe benefit costs for executive level duties performed by our general partner with respect to operations, finance, legal, marketing and business development, and treasury, as well as the President of our general partner (but excluding certain of our obligations to pay severance and certain retirement obligations that had accrued for the benefit of such persons prior to the date of the exchange agreement). In connection with a restructuring of the general partner in 2004, the Exchange Agreement was amended to provide that such release included the compensation and fringe benefit costs for the four highest salaried officers performing duties for our general partner which correspond to certain of our "named executive officers" as discussed in Item 11 "Executive Compensation." As a result, in 2008 we were not generally responsible for the compensation and fringe benefit costs of certain of our named executive officers, but rather these costs were borne by our general partner of BGH. As discussed in Item 11 "Executive Compensation," commencing January 1, 2009, we will once again become responsible for these costs.

Management Fee

        BGH's general partner is entitled to be paid an annual management fee for certain management functions it provides to our general partner pursuant to a Management Agreement between it and our general partner. Our general partner charges the management fee to us. The management fee includes an annual "Senior Administrative Charge" of not less than $975,000 and reimbursement for certain costs and expenses. The disinterested directors of our general partner approve the amount of the management fee on an annual basis. In connection with the acquisition of all of the member interests in Lodi Gas Storage, L.L.C. ("Lodi Gas") from Lodi Holdings, L.L.C. ("Lodi Holdings"), an affiliate of ArcLight Capital Partners, LLC, MainLine Management, the general partner of BGH, has agreed to forego payment of the Senior Administrative Charge effective June 25, 2007 through March 31, 2009. As a result, Buckeye did not pay any Senior Administrative Charge in 2008. The foregone payment was considered in the net purchase price allocation of the Lodi Gas acquisition. See the discussion of this acquisition set forth below.

Distribution Rights

        Our general partner is entitled to receive distributions from us. Our general partner's approximate 0.5% general partner interest in us entitles it to receive approximately 0.5% of the cash we distribute to our partners each quarter. Additionally, our general partner is entitled to receive incentive distributions from us. Pursuant to our partnership agreement and the Fifth Amended and Restated Incentive Compensation Agreement between our general partner and us, subject to certain limitations and adjustments, if a quarterly cash distribution exceeds a target of $0.325 per limited partner unit, we will pay our general partner, in respect of each outstanding limited partner unit, incentive compensation equal to (i) 15% of that portion of the distribution per limited partner unit which exceeds the target quarterly amount of $0.325 but is not more than $0.35, plus (ii) 25% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.35 but is not more than $0.375, plus (iii) 30% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.375 but is not more than $0.40, plus (iv) 35% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.40 but is not more than $0.425, plus (v) 40% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.425 but is not more than $0.525, plus (vi) 45% of the amount, if any, by which the quarterly distribution per limited partner unit exceeds $0.525. Our general partner is also entitled to an incentive distribution, under a comparable formula, in respect of special cash distributions exceeding a target special distribution amount per limited partner unit. The target special distribution amount generally means the amount which, together with all amounts distributed per limited partner unit prior to the special distribution compounded quarterly at 13% per annum, would equal $10.00 (the initial public offering price of the limited partner units split two-for-one) compounded quarterly at 13% per annum from the date of the closing of our initial public offering in December 1986. Incentive payments paid by us for quarterly cash distributions totaled approximately $39.0 million, $30.0 million and $24.9 million in 2008, 2007 and 2006, respectively. No special cash distributions have ever been paid by us.

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

Lodi Acquisition

        As previously disclosed in January 2008, Buckeye acquired all of the member interests in Lodi Gas from Lodi Holdings. Lodi Holdings is owned primarily by ArcLight Energy Partners Fund I, L.P. ("Fund I") and ArcLight Energy Partners Fund II, L.P. ("Fund II"). Fund I and Fund II are each Delaware limited partnerships. Control of Fund I and Fund II is exercised by their general partners, respectively ArcLight PEF GP, LLC and ArcLight PEF GP II, LLC. The manager of each general partner is ArcLight Capital Holdings, LLC ("ACH").

        ArcLight Energy Partners Fund III, L.P. ("Fund III") and ArcLight Energy Partners Fund IV, L.P. ("Fund IV"), along with affiliates of Kelso & Company, and Lehman Brothers Holdings Inc. (see discussion of Buckeye's relationship with Lehman in "Transactions with Affiliates of Lehman Brothers" below) and certain members of our senior management, own BGH GP. BGH GP owns an approximate 62% limited partner interest in BGH and 100% of MainLine Management. BGH controls Buckeye through its ownership of Buckeye GP. ACH is also the manager of each general partner of Fund III and Fund IV.

        One former Director and one current Director of Buckeye GP, Daniel R. Revers and Robb E. Turner, own the controlling interests in ArcLight PEF GP, LLC and ArcLight PEF GP II, LLC. Messrs. Revers and Turner also own and control ACH and ArcLight Capital Partners, LLC. As a result, each has an indirect ownership interest in Fund I and Fund II, the sellers of Lodi Gas to Buckeye. Another Director, John F. Erhard, owns an interest in the general partner of Fund II. As a result of their ownership interests in the various ArcLight entities, Messrs. Revers, Turner and Erhard received approximately $7.9 million, $7.7 million and $16,700, respectively, from Buckeye's acquisition of Lodi Gas. Mr. Revers resigned as a Director of our general partner on March 20, 2008.

        Due to ArcLight's indirect ownership interest in Buckeye GP, the Audit Committee of Buckeye GP, made up of independent directors and represented by independent legal counsel and financial advisors, reviewed and approved the terms of the Lodi Gas acquisition, including the purchase price, as fair and reasonable to Buckeye in accordance with the Agreement of Limited Partnership of Buckeye and Buckeye's procedures for approving transactions with related parties.

Transactions with Affiliates of Lehman Brothers

        On September 15, 2008, it was reported that Lehman Brothers filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. An affiliate of Lehman Brothers owned a direct interest in BGH Holdings, affiliates of Lehman Brothers had provided investment and commercial banking and financial advisory services to Buckeye, an affiliate of Lehman Brothers was a lender under the Credit Facility, and an affiliate of Lehman Brothers was a customer of Lodi Gas. Buckeye has considered its relationships with

Lehman Brothers and its affiliates and, and for the reasons set forth below, believes the Lehman Brothers bankruptcy and the possible resulting effects on affiliates of Lehman Brothers will not have a direct material adverse effect on Buckeye. The BGH Holdings interest owned by an affiliate of Lehman Brothers was a passive investment that did not entitle its holder to any management or other control rights with respect to BGH Holdings, MainLine Management, BGH, Buckeye GP, or Buckeye. Consequently, Buckeye believes that if the interest in BGH Holdings is or has been transferred in connection with Lehman Brothers' bankruptcy, such transfer will not adversely impact Buckeye. An affiliate of Barclays PLC has acquired and is operating the investment banking business and certain financial services businesses of Lehman Brothers and its affiliates in North America and, as a result, management does not expect any disruption with respect to these services that Lehman Brothers and its affiliates have provided to Buckeye. Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers, has committed, as a lender, 3.3%, or $20.0 million, of Buckeye's $600.0 million borrowing capacity under the Credit Facility, but recently has not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB's commitment will have any impact on Buckeye's ability to meet its liquidity needs. Finally, in October 2008, Lehman Brothers sold the Lehman Brothers affiliate that is a customer of Lodi Gas to a third party not affiliated with Lehman Brothers.

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

Director Independence

        Section 303A.00 of the NYSE Listed Company Manual states that the NYSE listing standards requiring a majority of directors to be independent do not apply to publicly traded limited partnerships like us. However, three of the general partner's eight directors are "independent" as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, our general partner has adopted certain categorical standards. Our general partner's independent directors as determined in accordance with those standards, are C. Scott

Hobbs, Mark C. McKinley and Oliver G. "Rick" Richard, III. Pursuant to such categorical standards, a director will not be deemed independent if:

  •
  the director is, or has been within the last three years, our employee, or an immediate family member is, or has been within the last three years, our executive officer;

  •
  the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

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

Director Attendance of Meetings

        Our general partner's Board of Directors held nine meetings in fiscal year 2008. Each director attended more than 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which he served during the portions of the year that such person was a director.

Item 14.    Principal Accountant Fees and Services

        The following table summarizes the aggregate fees billed to Buckeye by Deloitte & Touche, LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	2008	2007
Audit fees(1)	$1,879,182	$1,141,859
Audit related fees(2)	85,000	73,000
Tax fees(3)	815,329	484,913

Total	$2,779,511	$1,699,772

    (1)
    Audit fees include fees for the audit of Buckeye's consolidated financial statements as well as the audit of the internal control over financial reporting, reviews of Buckeye's quarterly consolidated financial statements and comfort letters, consents and other services related to Securities and Exchange Commission ("SEC") matters.

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

Exhibit Number (Referenced to Item 601 of Regulation S-K)

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated as of July 24, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC		8-K		10.1	7/24/07
2.2	Amendment No. 1 to the Purchase and Sale Agreement, dated as of October 31, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC.		8-K		2.2	1/18/08
2.3	Amendment No. 2 to the Purchase and Sale Agreement, dated as of November 13, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC.		8-K		2.3	1/18/08
2.4	Purchase Agreement, dated as of December 21, 2007, by and among Farm & Home Oil Company, Richard A. Longacre, as sellers' representative, the shareholders of Farm & Home Oil Company and Buckeye Energy Holdings LLC.		8-K		10.1	12/21/07
3.1	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of April 14, 2008, effective as of January 1, 2007		8-K		3.1	4/15/08
3.2	Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of February 4, 1998		10-K	12/31/97	3.2	3/16/98
3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of April 26, 2002		10-Q	3/31/02	3.2	5/9/02

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing Date
3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of June 1, 2004, effective as of June 3, 2004		S-3		3.3	6/16/04
3.5	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of December 15, 2004		10-K	12/31/04	3.5	3/14/05
4.1	Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		S-4		4.1	9/19/03
4.2	First Supplemental Indenture, dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		S-4		4.2	9/19/03
4.3	Second Supplemental Indenture, dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		S-4		4.3	9/19/03
4.4	Third Supplemental Indenture, dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		8-K		4.1	10/14/04
4.5	Fourth Supplemental Indenture, dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee		8-K		4.1	6/30/05
4.6	Fifth Supplemental Indenture, dated January 11 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank), as Trustee		8-K		4.1	1/11/08
10.1	Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006(1)		8-K		10.2	8/9/06
10.2	Amended and Restated Management Agreement of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006(2)		8-K		10.3	8/9/06
10.3	Limited Liability Company Agreement of Wood River Pipe Lines LLC, dated as of September 27, 2004		10-K	12/31/04	10.3	3/14/05
10.4	Services Agreement, dated as of December 15, 2004, among Buckeye Partners, L.P., the Operating Subsidiaries and Services Company		8-K		10.3	12/20/04

				Incorporated by reference
Exhibit Number		Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing Date
10.5		First Amendment to Services Agreement, dated as of October 15, 2008, among Buckeye Partners, L.P., Buckeye Pipe Line Services Company, and the subsidiary partnerships and limited liability companies of Buckeye set forth on the signature pages thereto		8-K		10.2	10/16/08
10.6
		Fifth Amended and Restated Exchange Agreement, dated as of October 15, 2008, among Buckeye GP Holdings L.P., Buckeye GP LLC, Buckeye Partners, L.P., MainLine L.P., Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., and Buckeye Pipe Line Holdings, L.P.	X
10.7	*	Amended and Restated Employment and Severance Agreement, dated as of October 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company		8-K		10.1	10/26/07
10.8	*	Severance Agreement, dated as of November 10, 2008, by and among Buckeye Partners, L.P., Buckeye GP Holdings L.P., Buckeye Pipe Line Services Company, and Keith St.Clair		8-K		10.1	11/10/08
10.9	*	Severance Agreement, dated as of February 17, 2009 by and among Buckeye Partners, L.P., Buckeye Pipe Line Services Company, and Clark C. Smith.		8-K		10.1	2/17/09
10.10	*	Director Recognition Program of the General Partner		10-K	12/31/98	10.15	3/22/99
10.11		Amended and Restated Management Agreement, dated as of December 15, 2004, among Buckeye GP LLC and MainLine Sub LLC		8-K		10.9	12/20/04
10.12	*	Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 1, 2005		8-K		10.1	4/4/05
10.13		Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006, between Buckeye Partners, L.P. and Buckeye GP LLC		8-K		10.1	8/9/06

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing Date
10.14	Credit Agreement, dated November 13, 2006, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto		8-K		10.1	11/16/06
10.15	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto		10-Q	6/30/07	10.1	7/30/07
10.16	Second Amendment to Credit Agreement, dated August 24, 2007, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto		8-K		10.1	8/28/07
10.17	Third Amendment to Credit Agreement, dated January 23, 2008, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto		8-K		10.1	1/28/08
10.18	Credit Agreement, dated as of May 20, 2008, by and among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto		8-K		10.1	5/23/08
10.19	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto		8-K		10.1	7/22/08
10.20
	Second Amendment, dated as of September 15, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto	X
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges	X
21.1	List of subsidiaries of Buckeye	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934	X

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

*
Represents management contract or compensatory plan or arrangement.

(1)
The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are substantially identical to Exhibit 10.1 except for the identity of Buckeye.

(2)
The Management Agreements of the other Operating Partnerships are not filed because they are substantially identical to Exhibit 10.2 except for the identity of Buckeye.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE PARTNERS, L.P. (Registrant)
	By:	Buckeye GP LLC, as General Partner
Dated: March 2, 2009	By:	/s/ FORREST E. WYLIE
Forrest E. Wylie (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 2, 2009	By:	/s/ IRVIN K. CULPEPPER
Irvin K. Culpepper Director
Dated: March 2, 2009	By:	/s/ JOHN F. ERHARD
John F. Erhard Director
Dated: March 2, 2009	By:	/s/ MICHAEL B. GOLDBERG
Michael B. Goldberg Director
Dated: March 2, 2009	By:	/s/ C. SCOTT HOBBS
C. Scott Hobbs Director
Dated: March 2, 2009	By:	/s/ MARK C. MCKINLEY
Mark C. McKinley Director
Dated: March 2, 2009	By:	/s/ OLIVER "RICK" G. RICHARD, III
Oliver "Rick" G. Richard, III Director
Dated: March 2, 2009	By:	/s/ KEITH E. ST.CLAIR
Keith E. St.Clair Senior Vice President and Chief Financial Officer

Dated: March 2, 2009	By:	/s/ ROBB E. TURNER
Robb E. Turner Director
Dated: March 2, 2009	By:	/s/ FORREST E. WYLIE
Forrest E. Wylie Director