Form 10-Q
period 2009-03-31
BUCKEYE PARTNERS L P
filed 2009-05-06
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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
offices)

610-904-4000

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Limited Partnership Units	51,363,346 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product sales	$268,779	$241,046
Transportation and other	148,061	139,229
Total revenue	416,840	380,275
Costs and expenses:
Cost of product sales	250,676	236,611
Operating expenses (exclusive of depreciation and amortization shown below)	73,507	65,328
Depreciation and amortization	14,480	12,498
General and administrative	8,074	7,706
Total costs and expenses	346,737	322,143
Operating income	70,103	58,132
Other income (expense):
Investment and equity income	2,233	2,640
Interest and debt expense	(17,176)	(17,934)
Other (expense) income	(40)	18
Total other expense	(14,983)	(15,276)
Income from continuing operations	55,120	42,856
Income from discontinued operations	—	1,413
Net income	55,120	44,269
Less: Net income attributable to noncontrolling interest	(1,360)	(1,452)
Net income attributable to Buckeye Partners, L.P. unitholders	$53,760	$42,817
Amounts attributable to Buckeye Partners, L.P. unitholders:
Income from continuing operations	$53,760	$41,404
Income from discontinued operations	—	1,413
Total	$53,760	$42,817
Allocation of net income attributable to Buckeye Partners, L.P. unitholders:
Net income allocated to general partner:
Income from continuing operations	$11,666	$7,302
Income from discontinued operations	$—	$425
Net income allocated to limited partners:
Income from continuing operations	$42,094	$34,102
Income from discontinued operations	$—	$988
Earnings per limited partner unit-basic:
Income from continuing operations	$0.87	$0.69
Income from discontinued operations	—	0.03
Earnings per limited partner unit-basic	$0.87	$0.72
Earnings per limited partner unit-diluted:
Income from continuing operations	$0.87	$0.69
Income from discontinued operations	—	0.03
Earnings per limited partner unit-diluted	$0.87	$0.72
Weighted average number of limited partner units outstanding:
Basic	48,401	45,893
Diluted	48,406	45,923

See Notes to the condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$17,262	$58,843
Trade receivables, net	81,981	79,969
Construction and pipeline relocation receivables	18,437	21,501
Inventories	82,125	84,229
Derivative assets	45,249	97,375
Prepaid and other current assets	69,408	72,111

Total current assets	314,462	414,028

Property, plant and equipment, net	2,238,473	2,231,321

Equity investments	91,957	90,110
Goodwill	210,644	210,644
Intangible assets, net	43,230	44,114
Other non-current assets	38,693	44,193

Total assets	$2,937,459	$3,034,410

Liabilities and partners’ (deficit) capital:
Current liabilities:
Line of credit	$50,000	$96,000
Accounts payable	30,222	41,301
Derivative liabilities	25,109	48,623
Accrued and other current liabilities	86,331	105,790
Total current liabilities	191,662	291,714

Long-term debt	1,355,517	1,445,722
Other non-current liabilities	102,643	100,702
Total liabilities	1,649,822	1,838,138

Commitments and contingent liabilities	—	—

Partners’ (deficit) capital:
Buckeye Partners, L.P. unitholders’ (deficit) capital:
General Partners (243,914 units outstanding as of March 31, 2009 and December 31, 2008)	(5,735)	(6,680)
Limited Partner (50,972,346 and 48,372,346 units outstanding as of March 31, 2009 and December 31, 2008, respectively)	1,291,440	1,201,144
Accumulated other comprehensive loss	(18,896)	(18,967)
Total Buckeye Partners, L.P. unitholders’ capital	1,266,809	1,175,497
Noncontrolling interest	20,828	20,775
Total partners’ capital	1,287,637	1,196,272

Total liabilities and partners’ capital	$2,937,459	$3,034,410

See Notes to the condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Income from continuing operations	$55,120	$42,856
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	14,480	12,498
Net changes in fair value of derivatives	4,103	—
Deferred lease expense	1,125	548
Earnings from equity investments	(2,082)	(2,055)
Distributions from equity investments	235	500
Amortization of debt issuance costs and option grants	879	325
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(2,012)	58
Construction and pipeline relocation receivables	3,064	2,816
Inventories	26,101	5,041
Prepaid and other current assets	2,704	(3,936)
Accounts payable	(11,079)	728
Accrued and other current liabilities	(17,748)	(396)
Other non-current assets	2,103	1,998
Other non-current liabilities	2,640	(300)
Total adjustments from operating activities	24,513	17,825
Net cash provided by continuing operations	79,633	60,681
Net cash used in discontinued operations	—	(274)
Net cash provided by continuing and discontinued operations	79,633	60,407

Cash flows from investing activities:
Capital expenditures	(20,976)	(14,792)
Acquisitions and equity investments, net of cash acquired	—	(600,309)
Net expenditures for disposal of property, plant and equipment	(42)	(33)
Net cash used in investing activities	(21,018)	(615,134)

Cash flows from financing activities:
Net proceeds from issuance of limited partner units	91,042	113,259
Issuance of long-term debt and borrowings under credit facilities	30,000	576,050
Payment of debt, net	(166,267)	(141,229)
Debt issuance costs	(13)	(351)
Distributions to noncontrolling interests	(1,307)	(1,007)
Settlement payment of interest rate swaps	—	(9,638)
Distributions to unitholders	(53,651)	(47,419)
Net cash (used in) provided by financing activities	(100,196)	489,665

Net decrease in cash and cash equivalents	(41,581)	(65,062)
Cash and cash equivalents —Beginning of year	58,843	93,198
Cash and cash equivalents—End of period	$17,262	$28,136
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$25,675	$17,500
Capitalized interest	$1,281	$336
Cash paid for income taxes	$544	$178
Non-cash changes in assets and liabilities:
Capital additions accrued in property, plant, and equipment	$(1,522)	$—
Hedge accounting	$372	$1,043

See Notes to the condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Buckeye Partners, L.P. unitholders
			Accumulated
			Other
	General	Limited	Comprehensive	Noncontrolling
	Partner	Partners	(Loss) Income	Interest	Total
Partners’ (deficit) capital-January 1, 2008	$(1,005)	$1,100,346	$(9,169)	$21,468	$1,111,640
Net income	7,727	35,090	—	1,452	44,269
Termination of interest rate swaps			(2,451)
Change in value of derivatives	—	—	2,282
Amortization of interest rate swaps	—	—	200
Amortization of RIGP and Retiree
Medical Plan Costs	—	—	(776)
Other comprehensive income			(745)		(745)
Total comprehensive income					43,524
Distributions to unitholders	(9,130)	(38,289)	—	—	(47,419)
Distributions to noncontrolling interest	—	—	—	(1,007)	(1,007)
Net proceeds from the issuance of 2.6 million limited partner units	—	113,259	—	—	113,259
Amortization of limited partner unit options	—	81	—	—	81
Partners’ (deficit) capital-March 31, 2008	$(2,408)	$1,210,487	$(9,914)	$21,913	$1,220,078

Partners’ (deficit) capital-January 1, 2009	$(6,680)	$1,201,144	$(18,967)	$20,775	$1,196,272
Net income	11,666	42,094	—	1,360	55,120
Change in value of derivatives	—	—	190
Amortization of interest rate swaps	—	—	240
Amortization of RIGP and Retiree
Medical Plan Costs	—	—	(359)
Other comprehensive income			71		71
Total comprehensive income					55,191
Distributions to unitholders	(10,721)	(42,930)	—	—	(53,651)
Distributions to noncontrolling interest	—	—	—	(1,307)	(1,307)
Net proceeds from the issuance of 2.6 million limited partner units	—	91,042	—	—	91,042
Amortization of limited partner unit options	—	90	—	—	90
Partners’ (deficit) capital-March 31, 2009	$(5,735)	$1,291,440	$(18,896)	$20,828	$1,287,637

See Notes to the condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Buckeye Partners, L.P. (“Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware.  Buckeye GP LLC (“Buckeye GP”) is the general partner of Buckeye.  Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is also publicly traded (NYSE:BGH).

Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.  Buckeye also owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet (“Bcf”) of gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is a wholesale distributor of refined petroleum products in the northeastern and midwestern United States in areas also served by Buckeye’s pipelines and terminals.

Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 16 for a more detailed discussion of Buckeye’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”).  At March 31, 2009, Services Company owned approximately 4.1% of the publicly traded limited partnership units of Buckeye (the “LP Units”).  Services Company employs approximately 1,000 people who provide services to the operating subsidiaries through which Buckeye conducts its operations.  Approximately 20 people are employed directly by Buckeye’s operating subsidiary, Lodi Gas Storage, L.L.C. (“Lodi Gas”) and another approximately 20 people are employed by Buckeye’s operating subsidiary, Buckeye Albany Terminal LLC.  Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services it provides.  Pursuant to the Services Agreement and an Executive Employment Agreement, through December 31, 2008 executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers were not reimbursed by Buckeye or its operating subsidiaries but were reimbursed to Services Company by BGH.  Effective January 1, 2009, Buckeye and its operating subsidiaries agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH to Buckeye in the amount of $3.6 million.

On January 1, 2009, Buckeye adopted Emerging Issues Task Force (“EITF”) Issue No. 07-4, “Application of the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”).  Buckeye’s former practice was to calculate earnings per LP Unit based solely upon the net income available to the limited partners after deducting the general partner’s interest in net income.  The general partner’s interest includes incentive distribution rights.  Under EITF 07-4, the difference between net income and distributions is allocated to the limited partners and general partner before earnings per LP Unit is calculated.  The effect of adopting EITF 07-4 is: (i) for periods when net income exceeds distributions, Buckeye’s reported earnings per LP Unit will be the same as under Buckeye’s former accounting practice and (ii) for periods when distributions exceed net income, Buckeye’s reported earnings per LP Unit will be lower than under Buckeye’s former practice.  These differences will be material for those periods where there are material differences between Buckeye’s net income and the distributions it pays.  EITF No. 07-4 was required to be applied retrospectively; therefore, Buckeye has restated earnings per LP Unit for the first quarter of 2008.

On January 1, 2009, Buckeye adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity; (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement; (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  Accordingly, for periods presented in these condensed consolidated financial statements, Buckeye has reclassified its noncontrolling interest liability into partners’ capital on the condensed consolidated balance sheets and has separately presented and allocated income attributable to noncontrolling interests on the condensed consolidated income statements.

On January 1, 2009, Buckeye adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” and has included the expanded disclosures required by this statement in Note 8 to these condensed consolidated financial statements.

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2008 is derived from audited financial statements, include all adjustments, consisting of normal recurring accruals, necessary to present fairly Buckeye’s financial position as of March 31, 2009 along with the results of Buckeye’s operations for the three months ended March 31, 2009 and 2008 and Buckeye’s cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Buckeye and the notes thereto for the year ended December 31, 2008 contained in Buckeye’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2009.

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $5.3 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively, related to environmental contingencies unrelated to claims and proceedings.

Ammonia Contract Contingencies

On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”), an operating subsidiary of Buckeye, purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”).  As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia.  EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012.  To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts.  For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds.  The amount of the shortfall generally increases as the market price of ammonia increases.

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

3. PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Prepaid insurance	$4,789	$7,112
Insurance receivables	9,285	5,101
Ammonia receivable	8,952	12,058
Margin deposits	24,837	32,345
Other	21,545	15,495
Total	$69,408	$72,111

4. INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Refined petroleum products	$67,008	$69,568
Materials and supplies	15,117	14,661
Total	$82,125	$84,229

Buckeye generally maintains two types of inventory.  Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil, and diesel fuel, which is valued at the lower of cost or market, unless such inventory is hedged.  At March 31, 2009 and December 31, 2008, 74% and 78% of the inventory was hedged, respectively. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in the condensed consolidated statements of income.  At March 31, 2009 and December 31, 2008, 22% and 17% of the inventory was committed against fixed-priced sales contracts and such inventory was valued at the lower of cost or market, respectively.  The remaining inventory was considered unhedged and represented approximately one day of sales.

Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag-reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method.

5.  INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Customer relationships	$38,300	$38,300
Accumulated amortization	(3,404)	(2,662)
Net carrying amount	34,896	35,638

Customer contracts	11,800	11,800
Accumulated amortization	(3,466)	(3,324)
Net carrying amount	8,334	8,476
Total	$43,230	$44,114

For the three months ended March 31, 2009 and 2008, consolidated amortization expense related to intangible assets was $0.9 million and $0.1 million, respectively.  Amortization expense related to intangible assets is expected to be approximately $3.8 million for each of the next five years.

6.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Taxes - other than income	$16,747	$13,555
Accrued charges due Buckeye GP	1,739	1,493
Accrued charges due Services Company	889	4,028
Accrued employee benefit liability	2,297	2,297
Environmental liabilities	13,617	12,337
Interest payable	16,449	25,547
Retainage	1,874	1,405
Payable for ammonia purchase	5,445	9,373
Unearned revenue	10,260	12,186
Accrued capital expenditures	3,380	4,902
Other	13,634	18,667
Total	$86,331	$105,790

7.     DEBT AND CREDIT FACILITIES

Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
4.625% Notes due July 15, 2013*	$300,000	$300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	300,000
Borrowings under Revolving Credit Facility	208,000	298,267
Less: Unamortized discount	(3,483)	(3,604)
Adjustment to fair value associated with hedge of fair value	1,000	1,059
Total	$1,355,517	$1,445,722

* Buckeye makes semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as show above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,270.1 million at March 31, 2009 and $1,367.7 million at December 31, 2008.  The fair values at March 31, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly issued debt with the market prices of other master limited partnerships’ publicly issued debt with similar credit ratings and terms.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million (including Lehman Brothers Bank, FSB’s $20.0 million commitment as a lender as discussed below) under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At March 31, 2009 and December 31, 2008, Buckeye had $208.0 million and $298.3 million outstanding under the Credit Facility, respectively.  At March 31, 2009 and December 31, 2008, Buckeye had committed $1.4 million and $1.3 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s condensed consolidated balance sheet.  The weighted average interest rate for borrowing outstanding under the Credit Facility was 1.9% at March 31, 2009.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  As discussed below, the Credit Facility was amended in January 2008 to, among other things, change the definition of consolidated debt.  At March 31, 2009, Buckeye’s Funded Debt Ratio was 4.07 to 1.00.  As permitted by the Credit Facility, $50.0 million of borrowings by Buckeye Energy Services LLC (“BES”) under its credit agreement (discussed below) were excluded from the calculation of the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At March 31, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under its Credit Facility.

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

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc. (“Lehman Brothers”), has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has not honored that commitment since October 2008. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will impair Buckeye’s ability to meet its liquidity needs.  At March 31, 2009, approximately $5.3 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB.

BES Credit Agreement

BES has a credit agreement (the “BES Credit Agreement”) that provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.  Under the BES Credit Agreement, borrowings accrue interest, at BES’s election, at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The balances outstanding under the BES Credit Agreement were approximately $50.0 million and $96.0 million at March 31, 2009 and December 31, 2008, respectively, all of which were classified as current liabilities.  The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
Outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

At March 31, 2009, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $119.7 million and $73.4 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 0.95 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.3% at March 31, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At March 31, 2009, BES was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

8. FINANCIAL INSTRUMENTS

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness will compare the change in fair value of the New York Mercantile Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.  Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

In order to effectively fix the cost of natural gas purchases used to operate Buckeye’s turbine engines at its Linden location, in March 2009, the Pipeline Operations segment bought natural gas futures contracts with terms that coincide with the remaining term of an ongoing natural gas supply contract (April 2009 through August 2011) for a price of $5.47 per million British thermal units (“MMBtu”).  The aggregate notional quantity is approximately 1.0 MMBtu.  This transaction was designated as a cash flow hedge at inception.

Finance Derivatives

Buckeye manages a portion of its interest rate exposure by utilizing interest rate swaps to convert a portion of its variable-rate debt into fixed-rate debt.  Generally, Buckeye utilizes interest rate swaps for specifically identified transactions.

In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million.  Under the swap agreement, Buckeye paid a fixed rate of interest of 3.15% for 180 days and, in exchange, received a series of six monthly payments calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50 million borrowed under the Credit Facility.  The swap settled on April 20, 2009.  Buckeye had designated the swap agreement as a cash flow hedge on December 3, 2008.  Changes in value between the trade date and the designation date were recognized in earnings. On April 21, 2009, Buckeye entered into a new interest rate swap agreement for an additional 180 days on the same terms, except that Buckeye agreed to pay a fixed interest rate of 0.63%.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable-rate risk on an additional $50 million in borrowings under the Credit Facility. Under the swap agreement, Buckeye is paying a fixed interest rate of 0.81% for 180 days and, in exchange, is receiving a series of six monthly payments calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye correspond to the 30-day LIBOR rates that Buckeye pays on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

For both interest rate swap agreements, Buckeye expects the changes in value of the interest rate swap agreements to be highly correlated with the changes in value of the underlying borrowing.

As of March 31, 2009, Buckeye had derivative assets and liabilities as follows (in thousands):

	March 31, 2009
			Derivative
	Assets	(Liabilities)	Net Carrying
	Fair value	Fair value	Value
Derivatives NOT designated as hedging instruments:
Commodity contracts consisting of fixed-price sales	$46,102	$(335)	$45,767
Commodity contracts for fixed-price sales	9,396	(34,279)	(24,883)

Derivatives designated as hedging instruments:
Commodity contracts for inventory	$7,044	$(3,186)	$3,858
Interest rate contracts	—	(115)	(115)

Total			$24,627

	March 31,
Balance Sheet Locations:	2009
Derivative assets	$45,249
Other non-current assets	4,602
Derivative liabilities	(25,109)
Accrued and other current liabilities	(115)

Total	$24,627

Substantially all of the unrealized gain of $3.9 million at March 31, 2009 for commodity contracts for inventory hedges will be realized in the second quarter of 2009 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $4.3 million for the three months ended March 31, 2009.  As of March 31, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond August 2010.  In addition, at March 31, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

For the three months ended March 31, 2009, Buckeye recorded the following derivative activity in income as follows (in thousands):

Gain or (Loss)
recognized in
income on
derivatives for
the three months
March 31, 2009
Derivatives NOT designated as hedging instruments:
Product sales*	$13,295

Cost of product sales*	$(7,546)

Derivatives designated as hedging instruments:
Cost of product sales*	$27,648

* Commodity contracts

9. FAIR VALUE MEASUREMENTS

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

•                  Inputs other than quoted prices that are observable for the asset or liability.

•                  Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

Level 3:  Level 3 inputs are unobservable inputs for the asset or liability.

The following table sets forth the fair value measurement of Buckeye’s assets and liabilities as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Fair Value Measurements Using:
		Significant		Significant
	Quoted Prices	Other Observable	Quoted Prices	Other Observable
	in Active Markets	Inputs	in Active Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
	(In thousands)
Assets:
Commodity derivatives	$3,858	$45,767	$25,225	$79,322
Asset held in trust	1,793	—	3,648	—
Liabilities:
Interest rate derivatives	—	(115)	—	(333)
Commodity derivatives	(24,883)	—	(50,806)	(1,045)
Total	$(19,232)	$45,652	$(21,933)	$77,944

The value of the Level 1 commodity derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.  The value of the Level 1 asset held in trust was obtained from quoted market prices.  The value of the Level 2 commodity derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivative was based on observable market data related to similar obligations. Buckeye has no assets or liabilities that are measured using Level 3 inputs.

The commodity derivative assets of $45.8 million and $79.3 million as of March 31, 2009 and December 31, 2008, respectively, are net of credit valuation adjustments (“CVA”) of $(0.8) million and $(0.6) million, respectively.  Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate.  The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.

10. EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and diluted net income per LP Unit is calculated by dividing net income, after deducting the amount allocated to Buckeye GP, by the weighted-average number of LP Units outstanding during the quarter.

The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per unit calculations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Basic:
Weighted average LP Units outstanding	48,401	45,893

Diluted:
Weighted average LP Units outstanding	48,401	45,893

Dilutive effect of LP Unit options granted	5	30
Total	48,406	45,923

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table displays the components of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet:

	March 31,	December 31,
	2009	2008
	(In thousands)
Accumulated Other Comprehensive Loss:
Adjustments to funded status of Retirement Income Guarantee Plan and Retiree Medical Plan	$(5,530)	$(5,530)
Derivative instruments	(8,505)	(8,935)
Accumulated amortization of Retirement Income Guarantee Plan and Retiree Medical Plan	(4,861)	(4,502)
Total	$(18,896)	$(18,967)

12.  CASH DISTRIBUTIONS

Buckeye generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On April 30, 2009, Buckeye declared a cash distribution of $0.90 per LP Unit payable on May 29, 2009 to unitholders of record on May 11, 2009.  The total cash distribution to unitholders will amount to approximately $57.3 million, which includes an incentive distribution of approximately $11.5 million payable to Buckeye GP.

13. RELATED PARTY TRANSACTIONS

Buckeye is managed by Buckeye GP, which is a wholly owned subsidiary of BGH.  BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”). MainLine Management is a wholly owned subsidiary of BGH GP Holdings, LLC (“BGH Holdings”).  Affiliates of each of ArcLight Capital Partners, LLC and Kelso & Company, along with certain members of Buckeye’s senior management, own the majority of the outstanding equity interests of BGH Holdings.  In addition to owning MainLine Management, BGH Holdings owns approximately 62% of BGH’s common units.

Under certain agreements, Buckeye is obligated to reimburse Services Company for substantially all direct and indirect costs related to the business activities of Buckeye and its subsidiaries. Services Company is reimbursed for expenses that are related to insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses except that BGH reimbursed Services Company for the executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried employees.  Effective January 1, 2009, Buckeye and its operating subsidiaries have agreed to pay for all executive compensation and related benefits earned by Buckeye GP’s four highest salaried officers in exchange for an annual fixed payment from BGH in the amount of $3.6 million.

Total costs incurred by Buckeye for the above services totaled $28.6 million and $24.9 million for the three months ended March 31, 2009 and 2008, respectively.  These costs were reimbursed to Services Company by Buckeye.   BGH paid Buckeye $0.9 million in the three months ended March 31, 2009, which represents one quarter of the $3.6 million payment described above.

Services Company, which is beneficially owned by the ESOP, owned 2.1 million of Buckeye’s LP Units (approximately 4.1% of the LP Units outstanding) as of March 31, 2009.  Distributions received by Services Company from Buckeye on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.9 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. In the three months ended March 31, 2008, employee stock ownership plan (“ESOP”) costs were reduced by $0.1 million as estimates of future shortfalls between the distributions that Services Company receives on the LP Units that it owns and amounts currently due under a note held by the ESOP were reduced to reflect higher distributions on the LP Units than was previously anticipated.

Buckeye pays MainLine Management a senior administrative charge for certain management functions performed by affiliates of Buckeye GP. Buckeye incurred an administrative charge of $0.5 million for the three months ended March 31, 2009 and 2008.  In connection with the Lodi Gas acquisition, MainLine Management has foregone payment of the senior administrative charge effective June 25, 2007 through March 31, 2009.  This foregone payment was reflected as a reduction in the purchase price of the Lodi Gas acquisition.  The independent directors of Buckeye GP approve the amount of the senior administrative charge on an annual basis.

Buckeye GP receives incentive distributions from Buckeye pursuant to its partnership agreement and incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit.  Incentive distribution payments totaled $10.5 million and $8.9 million for the three months ended March 31, 2009 and 2008, respectively.

14. UNIT OPTION AND DISTRIBUTION EQUIVALENT PLAN

Option Plan

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

Generally, unit-based compensation expense recognized is based on the grant date fair value estimated by using the Black-Scholes option pricing model.  Buckeye recognizes compensation expense for awards granted on a straight-line basis over the requisite service period.

For the retirement eligibility provisions of the Option Plan, Buckeye follows the non-substantive vesting method and recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Unit-based compensation expense is based on options ultimately expected to vest. Forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience. Buckeye recorded $0.1 million in unit based compensation expense the three months ended March 31, 2009 and 2008.

Due to regulations adopted under Internal Revenue Code Section 409A, holders of unit options granted during 2008 would have been subject to certain adverse tax consequences if the terms of the grant were not modified. Buckeye received the approval of the holders of unit options granted in 2008 to shorten the term of those options to avoid the adverse tax consequences under Section 409A.  Unit options granted before January 1, 2008 were not impacted by the IRS regulations.  This modification will not have a material impact on Buckeye’s financial results.  Further, in light of these adverse tax consequences under Section 409A, Buckeye has adopted a long-term incentive compensation plan that was approved by unitholders on March 20, 2009, which is discussed in more detail below.  Buckeye does not expect to issue any additional grants under the Option Plan.

Incentive Plan

On March 20, 2009, the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “Incentive Plan”) was adopted.  The Incentive Plan, which is administered by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of Phantom Units, Performance Units and in certain cases Distribution Equivalent Rights which provide the participant a right to receive payments based on distributions made by Buckeye.  Phantom Units are notional LP Units that are subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom Units entitle a participant to receive an LP Unit upon vesting.  Performance Units are notional LP Units that are subject to the attainment of one or more performance goals, and which entitle a participant to receive LP Units upon vesting.  Distribution Equivalent Rights are rights to receive a per-LP Unit cash distribution, paid by Buckeye on its LP Units.

The number of LP Units that may be granted under the Incentive Plan may not exceed 1,500,000, subject to certain adjustments.  With regard to grants to any one individual in a calendar year, the number of LP Units that may be issued under the Incentive Plan will not exceed 100,000.  If LP Units are forfeited, terminated or otherwise not paid in full, the LP Units will again be available for purposes of the Incentive Plan.  Persons eligible to receive grants under the Incentive Plan are (i) officers and employees of Buckeye, Buckeye GP and any of their affiliates and (ii) independent members of the Board of Directors of Buckeye GP or of MainLine Management.  Phantom Units or Performance Units may be granted to participants at any time and from time to time as may be determined by the Compensation Committee.  As of March 31, 2009, no grants had been made under the Incentive Plan.

15. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees (the “Retiree Medical Plan”). To be eligible for these benefits an employee must have been hired prior to January 1, 1991 and must meet certain service requirements. Services Company does not pre-fund its post-retirement benefit obligation.

For the three months ended March 31, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows:

	Three Months Ended March 31,
	2009	2008	2009	2008
			Retiree Medical
	RIGP		Plan
	(In thousands)
Components of net periodic benefit cost:
Service cost	$208	$353	$105	$232
Interest cost	371	478	492	694
Expected return on plan assets	(191)	(468)	—	—
Amortization of prior service benefit	(117)	(218)	(860)	(1,124)
Amortization of unrecognized losses	357	156	261	410
Net periodic benefit costs	$628	$301	$(2)	$212

A minimum funding contribution is not required to be made to the RIGP during 2009.  However, on April 8, 2009, Buckeye voluntarily contributed $0.3 million to the RIGP.

16.  SEGMENT INFORMATION

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

Natural Gas Storage:

The Natural Gas Storage segment provides natural gas storage services at a natural gas storage facility in northern California that is owned and operated by Lodi Gas.  The facility currently provides approximately 33 Bcf of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas.

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

Energy Services:

The Energy Services segment is a wholesale distributor of refined petroleum products in the northeastern and midwestern United States.  The segment recognizes revenues when products are delivered. The segment’s products include gasoline, propane, and petroleum distillates such as heating oil, diesel fuel, and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment’s customers consist principally of product wholesalers as well as major commercial users of refined petroleum products.

Other Operations:

The Other Operations segment consists primarily of Buckeye’s contract operation of approximately 2,400 miles of third-party pipeline systems, which are owned principally by major oil and chemical companies and are located primarily in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers.  The Other Operations segment also includes Buckeye’s ownership and operation of an ammonia pipeline and its majority ownership of the Sabina Pipeline in Texas.

Financial information about each segment, EBITDA and Adjusted EBITDA are presented below. Each segment uses the same accounting policies as those used in the preparation of Buckeye’s consolidated financial statements. All inter-segment revenues, operating income, and assets have been eliminated.  All periods are presented on a consistent basis.  All of Buckeye’s operations and assets are conducted and located in the United States.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenue:
Pipeline Operations	$99,195	$96,389
Terminalling and Storage	30,643	27,632
Natural Gas Storage	15,077	11,464
Energy Services	268,480	234,547
Other Operations	9,125	10,869
Intersegment	(5,680)	(626)
Total	$416,840	$380,275

Operating income:
Pipeline Operations	$44,916	$36,688
Terminalling and Storage	10,993	12,970
Natural Gas Storage	6,238	4,869
Energy Services	6,412	1,726
Other Operations	1,544	1,879
Total	$70,103	$58,132

Depreciation and amortization:
Pipeline Operations	$9,577	$9,248
Terminalling and Storage	1,866	1,488
Natural Gas Storage	1,581	1,048
Energy Services	1,059	290
Other Operations	397	424
Total	$14,480	$12,498

Capital additions:
Pipeline Operations	$6,634	$6,820
Terminalling and Storage	5,641	2,959
Natural Gas Storage	6,375	3,249
Energy Services	730	685
Other Operations	74	1,079
Total	$19,454	$14,792

Acquisitions:
Pipeline Operations	$—	$—
Terminalling and Storage	—	13,854
Natural Gas Storage	—	443,515
Energy Services	—	142,940
Other Operations	—	—
Total	$—	$600,309

	Assets		Goodwill
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Pipeline Operations*	$1,618,058	$1,630,049	$—	$—
Terminalling and Storage	470,337	473,807	39,952	39,952
Natural Gas Storage	502,897	503,278	169,560	169,560
Energy Services	269,778	333,967	1,132	1,132
Other Operations	76,389	93,309	—	—
Total	$2,937,459	$3,034,410	$210,644	$210,644

* All equity investments are included in the assets of the Pipeline Operations segment.

In the first quarter of 2009, Buckeye revised its internal management reports to provide senior management, including the Chief Executive Officer, more information about EBITDA and Adjusted EBITDA.  EBITDA and Adjusted EBITDA are now the primary measures used by senior management to evaluate Buckeye’s operating results and to allocate Buckeye’s resources.

The table below presents EBITDA and Adjusted EBITDA (consolidated total and by segment) for the three months ended March 31, 2009 and 2008 and a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to unitholders (excluding discontinued operations), which is the most comparable GAAP financial measure (see section “EBITDA and Adjusted EBITDA” in Item 2 for a further discussion).

	Three Months Ended March 31,
	2009	2008
	(In thousands)
GAAP reconciliation:
Net income attributable to Buckeye Partners, L.P. unitholders (excluding discontinued operations)	$53,760	$41,404
Interest and debt expense	17,176	17,934
Income tax expense	65	228
Depreciation and amortization	14,480	12,498
EBITDA	85,481	72,064
Non-cash deferred lease expense	1,125	548
Adjusted EBITDA	$86,606	$72,612

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Adjusted EBITDA by segment:
Pipeline Operations	$55,813	$47,505
Terminalling and Storage	12,825	14,499
Natural Gas Storage	8,958	6,478
Energy Services	7,479	2,062
Other Operations	1,531	2,068
	$86,606	$72,612

17. RECENT ACCOUNTING PRONOUNCEMENT

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on Buckeye’s consolidated financial statements, from those disclosed in Buckeye’s 2008 Annual Report on Form 10-K, except for the following:

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Buckeye Partners, L.P. (“Buckeye”) is publicly traded on the New York Stock Exchange (NYSE:BPL) and is organized under the laws of the state of Delaware.  Buckeye GP LLC (“Buckeye GP”) is the general partner of Buckeye.  Buckeye GP is a wholly-owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is separately traded on the New York Stock Exchange (NYSE:BGH).

The following discussion provides an analysis of the results for each of Buckeye’s operating segments and an overview of Buckeye’s liquidity and capital resources and certain other items related to Buckeye. The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) Buckeye’s consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in Buckeye’s Annual Report on Form 10-K for the year ended December 31, 2008.

Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.  Buckeye also owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet (“Bcf”) of gas capacity (including capacity provided pursuant to a nearly completed expansion project) and a wholesale distributor of refined petroleum products in the northeastern and midwestern United States in areas also served by Buckeye’s pipelines and terminals.

Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 16 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s operating segments.

Results of Operations

Summary operating results for Buckeye were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues	$416,840	$380,275
Costs and expenses	346,737	322,143

Operating income	70,103	58,132

Other expense	(14,983)	(15,276)

Income from continuing operations	55,120	42,856
Income from discontinued operations	—	1,413

Net income	55,120	44,269
Less: Net income attributable to noncontrolling interest	(1,360)	(1,452)
Net income attributable to Buckeye’s unitholders	$53,760	$42,817

EBITDA and Adjusted EBITDA

In the first quarter of 2009, Buckeye revised its internal management reports to provide senior management, including the Chief Executive Officer, more information about EBITDA and Adjusted EBITDA (as defined below).  EBITDA and Adjusted EBITDA are now the primary measures used by senior management to evaluate Buckeye’s operating results and to allocate Buckeye’s resources.

The following table summarizes EBITDA and Adjusted EBITDA for Buckeye for the three months ended March 31, 2009 and 2008, respectively.  EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”), is defined by Buckeye as income from continuing operations attributable to Buckeye unitholders before interest expense (including amortization and write-off of deferred debt financing costs), income taxes, depreciation and amortization.  EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. The EBITDA measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of Buckeye’s businesses and from intangible assets recognized in business combinations. Additionally, EBITDA is unaffected by Buckeye’s capital structure. Adjusted EBITDA, which also is a non-GAAP measure, is defined by Buckeye as EBITDA plus the difference between the estimated annual land lease expense for Buckeye’s natural gas storage facility to be recorded under GAAP and the actual cash to be paid for the annual land lease. Adjusted EBITDA eliminates this level of noncash land lease expense incurred in the Natural Gas Storage segment.

Because EBITDA and Adjusted EBITDA exclude some items that affect net income attributable to Buckeye’s unitholders and these items may vary among other companies, the EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies. Management uses EBITDA and Adjusted EBITDA to evaluate consolidated operating performance and the operating performance of the operating segments and to allocate resources and capital to the operating segments.  Additionally, Buckeye’s management uses EBITDA and Adjusted EBITDA as a performance measure on a consolidated and segment level, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities.

Buckeye believes that investors benefit from having access to the same financial measures used by Buckeye’s management. Further, Buckeye believes that these measures are useful to investors because it is one of the bases for comparing Buckeye’s operating performance with that of other companies with similar operations, although Buckeye’s measure may not be directly comparable to similar measures used by other companies.

The table below presents EBITDA and Adjusted EBITDA (consolidated total and by segment) for the three months ended March 31, 2009 and 2008 and a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to unitholders (excluding discontinued operations), which is the most comparable GAAP financial measure.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
GAAP reconciliation:
Net income attributable to Buckeye Partners, L.P. unitholders (excluding discontinued operations)	$53,760	$41,404
Interest and debt expense	17,176	17,934
Income tax expense	65	228
Depreciation and amortization	14,480	12,498
EBITDA	85,481	72,064
Non-cash deferred lease expense	1,125	548
Adjusted EBITDA	$86,606	$72,612

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Adjusted EBITDA by segment:
Pipeline Operations	$55,813	$47,505
Terminalling and Storage	12,825	14,499
Natural Gas Storage	8,958	6,478
Energy Services	7,479	2,062
Other Operations	1,531	2,068
	$86,606	$72,612

First Quarter of 2009 compared to First Quarter of 2008

Consolidated:

Consolidated income from continuing operations attributable to Buckeye unitholders was $53.8 million in the first quarter of 2009 compared to $41.4 million in the first quarter of 2008.  Results of operations in the first quarter of 2009 include three months of operations of the Energy Services segment, compared to just over 1½ months in the first quarter of 2008, resulting from Buckeye’s acquisition of Farm & Home Oil Company (“Farm & Home”) on February 8, 2008.  Operations in the first quarter of 2009 also include three months of operations of the Natural Gas Storage segment, compared to approximately 2½ months in the first quarter of 2008, resulting from Buckeye’s acquisition of Lodi Gas Storage, LLC (“Lodi Gas”) on January 18, 2008.

The improvement in results of operations resulted from significant increases in operating income and Adjusted EBITDA in Buckeye’s Pipeline Operations, Energy Services and Natural Gas Storage segments, partially offset by decreases in operating income and Adjusted EBITDA in Buckeye’s Terminalling and Storage and Other Operations segments.   Consolidated revenues were $416.8 million, an increase of $36.5 million from $380.3 million in 2008, as revenues expanded at all operating segments except Other Operations.  Total costs and expenses were $346.7 million in the first quarter of 2009, an increase of $24.6 million from $322.1 million in the first quarter of 2008.  Investment and other income was $2.2 million in the first three months of 2009, compared to $2.6 million in the first three months of 2008.  Interest and debt expense was $17.2 million in the first quarter of 2009, a decrease of $0.7 million from the first quarter of 2008.  The decrease in interest expense reflected lower average borrowing rates on Buckeye’s two revolving lines of credit (discussed under “Liquidity and Capital Resources” below).  In addition, revolving credit borrowings in Buckeye’s Energy Services segment were significantly lower in the first quarter of 2009 compared to 2008, which offset the fact that such working capital borrowings were outstanding for the entire quarter in 2009, compared to only a partial quarter in 2008.

A summary of operating income by segment is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Pipeline Operations	$99,195	$96,389
Terminalling and Storage	30,643	27,632
Natural Gas Storage	15,077	11,464
Energy Services	268,480	234,547
Other Operations	9,125	10,869
Intersegment	(5,680)	(626)
Total	$416,840	$380,275

Total costs and expenses (excluding depreciation and amortization):
Pipeline Operations	$44,702	$50,453
Terminalling and Storage	17,784	13,174
Natural Gas Storage	7,258	5,547
Energy Services	261,009	232,531
Other Operations	7,184	8,566
Intersegment	(5,680)	(626)
Total	$332,257	$309,645

Depreciation and amortization:
Pipeline Operations	$9,577	$9,248
Terminalling and Storage	1,866	1,488
Natural Gas Storage	1,581	1,048
Energy Services	1,059	290
Other Operations	397	424
Total	$14,480	$12,498

Operating income:
Pipeline Operations	$44,916	$36,688
Terminalling and Storage	10,993	12,970
Natural Gas Storage	6,238	4,869
Energy Services	6,412	1,726
Other Operations	1,544	1,879
Total	$70,103	$58,132

Pipeline Operations:

Revenue from the Pipeline Operations segment was $99.2 million in the first quarter of 2009, which is an increase of $2.8 million or 2.9% from the corresponding period in 2008. This overall increase was driven by increased transportation and settlement revenue of $8.5 million that was significantly offset by a decrease in product sales of $5.9 million. The increase in transportation revenue resulted from three tariff increases, which totaled 7.3% that were implemented on May 1, 2008, July 1, 2008 and January 1, 2009.  The benefit of the tariff increases was partially offset by reduced transportation volumes of approximately 1% in 2009 as compared to 2008.  The decreased product sales were caused by reduced product volumes sold to a wholesale distributor.

Costs and expenses, excluding depreciation and amortization, were $44.7 million for the Pipeline Operations segment in the first quarter of 2009, which is a decrease of $5.8 million from the corresponding period in 2008. This overall decrease was driven primarily by reduced costs of product sales of $5.8 million as noted above, along with reduced pipeline integrity expenses of $2.0 million. These expense reductions were offset primarily by an increase in environmental remediation expense of $1.5 million.

Product volumes transported in the Pipeline Operations segment for the first quarter ended March 31, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
Product	2009	2008
Gasoline	632,400	641,500
Distillate	353,100	337,500
Jet Fuel	333,300	356,400
LPG’s	14,400	15,300
Natural gas liquids	21,300	21,100
Other products	13,400	11,700
Total	1,367,900	1,383,500

Terminalling and Storage:

Revenue from the Terminalling and Storage segment was $30.6 million in the first quarter of 2009, which is an increase of $3.0 million or 10.9% from the corresponding period in 2008. This overall increase resulted primarily from $4.3 million of revenue in 2009 from terminals that were acquired at various times in 2008.  Aggregate terminal volumes in the first quarter of 2009, however, were virtually unchanged from the first quarter of 2008.

Costs and expenses, excluding depreciation and amortization, were $17.8 million for the Terminalling and Storage segment in the first quarter of 2009, which is an increase of $4.6 million from the corresponding period in 2008. This overall increase was driven primarily by additional operating expenses of $1.9 million from the terminal acquisitions made in 2008, combined with $2.3 million for environmental remediation expenses. The remaining increase in expense of $0.4 million was caused primarily by an increase in tank integrity expenses.

Average daily throughput for the refined products terminals for the quarters ended March 31, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended March 31,
	2009	2008

Products throughput	521,000	522,300

Natural Gas Storage:

Revenue from the Natural Gas Storage segment was $15.1 million in first quarter of 2009, which is an increase of $3.6 million or 31.5% from the corresponding period in 2008. This overall increase resulted primarily from the inclusion of a full three months of revenue in 2009 compared to approximately 2½ months in the corresponding period in 2008, reflecting Buckeye’s purchase of Lodi Gas on January 18, 2008, as well as increased hub services revenues in the first quarter of 2009 driven by increased marketing efforts.

Costs and expenses, excluding depreciation and amortization, were $7.3 million for the Natural Gas Storage segment in the first quarter of 2009, which is an increase of $1.7 million from the corresponding period in 2008. As noted above, this overall increase is related to the timing of this acquisition in 2008.

Energy Services:

Financial results for the Energy Services segment for the quarter ended March 31, 2009 and 2008 are summarized below.

	Three Months Ended
	March 31,
	2009	2008

Product sales	$268,480	$234,547
Cost of product sales	255,574	230,086
Gross margin	12,906	4,461

Gallons of product sold (in thousands)	205,200	83,400
Average revenue per gallon	$1.31	$2.81
Average cost per gallon	$1.25	$2.76
Average gross margin per gallon	$0.06	$0.05

Buckeye believes that the most relevant statistic in analyzing results of operations for the Energy Services segment is gross margin.  Energy Services strives to maintain a consistent margin per gallon on product sales irrespective of product cost, which can vary significantly depending on market conditions.  In the first quarter of 2009, gross margin was $12.9 million compared to $4.5 million in the comparable period in 2008.  This increase resulted principally from higher product sales volumes in the first quarter of 2009 compared to 2008.  Increased product sales volumes resulted from the inclusion of a full three months of revenue in 2009 compared to just over 1½ months in the corresponding period in 2008, reflecting Buckeye’s purchase of Farm & Home on February 8, 2008.  Product sales volumes also increased as a result of substantial volumes of heating oil delivered in the first quarter as a result of a colder winter in Energy Services’ principal Pennsylvania and New York markets in 2009 as compared to 2008.  Further, substantial declines in the price of heating oil in the second half of 2008 caused customers to delay purchases of heating oil normally made in the fourth quarter into the first quarter of 2009.

Energy Services’ average margin per gallon improved to $0.06 per gallon from $0.05 per gallon in the prior year, principally due to the benefit of fixed price contracts which were entered into in 2008 when prices were significantly higher but for which deliveries occurred in the first quarter of 2009.

Operating expenses, excluding cost of product sales and depreciation and amortization, were $5.4 million for the Energy Services segment in the first quarter of 2009, an increase of $3.0 million from the corresponding period in 2008.  The increase resulted from the inclusion of three months of operations in 2009 compared to just over 1½ months in 2008.  In addition, professional fees increased by $0.7 million primarily as a result of consulting expenses associated with implementing and integrating operational controls associated with the Energy Services segment’s ongoing petroleum products marketing programs.

Other Operations:

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third party pipelines, was $9.1 million in the first quarter of 2009 compared to $10.9 million in the corresponding period in 2008.  The decrease in revenues resulted from reduced operating services revenues of $1.0 million reflecting a customer’s termination of a contract in the second quarter of 2008, along with reduced construction management revenue of $0.7 million associated with fewer engineering projects in process in the first quarter of 2009 compared to the same period in the prior year.

Costs and expenses, excluding depreciation and amortization, were $7.2 million for the Other Operations segment in the first quarter of 2009, a reduction of $1.4 million from the corresponding period in 2008.  The reduction resulted from reduced operating expenses associated with the terminated contract as well as the reduced engineering activity in the first quarter of 2009.

Total depreciation and amortization:

Total depreciation and amortization expense for the three months ended March 31, 2009 increased by $2.0 million compared to the same period in 2008, primarily due the inclusion of a full quarter of depreciation in 2009 for acquisitions made in the Terminalling and Storage, Natural Gas Storage, and Energy Services segments at various times in 2008.

Interest and debt expense for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest and debt expense	$(17,176)	$(17,934)
Total	$(17,176)	$(17,934)

The reduction of interest and debt expense of $0.8 million was caused primarily by reduced interest rates on a credit facility and a credit agreement in 2009 as compared to 2008 (discussed under “Liquidity and Capital Resources” below).

LIQUIDITY AND CAPITAL RESOURCES

Buckeye’s financial condition at March 31, 2009 and December 31, 2008 is highlighted in the following comparative summary:

Liquidity and Capital Indicators

	As of
	March 31, 2009	December 31, 2008

Current ratio (1)	1.6 to 1	1.4 to 1
Working capital (in thousands) (2)	$122,800	$122,314
Ratio of total debt to total capital (3)	0.53 to 1	0.57 to 1
Book value per limited partnership unit (4)	$24.85	$24.30

(1)                   current assets divided by current liabilities

(2)                   current assets minus current liabilities

(3)                   total debt divided by total debt plus total Buckeye Partners, L.P. Unitholders’ capital

(4)                   total Buckeye Partners, L.P. Unitholders’ capital divided by Buckeye’s total limited partnership units (“LP Units”) outstanding at the end of the period

Typically, Buckeye’s principal sources of liquidity are cash from operations, borrowings under its unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of LP Units.  Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility.  Buckeye Energy Services (“BES”) funds its working capital needs principally from operations and a secured credit facility (the “BES Credit Agreement”).  Buckeye’s principal uses of cash are capital expenditures, distributions to Unitholders and acquisitions as described in “Cash Flows from Investing Activities” below.

In Buckeye’s annual report on Form 10-K, which was filed on March 2, 2009, Buckeye disclosed that, as a result of the financial credit crisis which emerged in the third and fourth quarters of 2008, Buckeye had taken steps to preserve its liquidity.  These steps included maintaining increased cash balances, reducing discretionary capital expenditures and appropriately managing operating and administrative expenses.  In the first quarter of 2009, credit, capital markets and overall economic conditions remained difficult.  However, credit and capital markets conditions improved enough that certain businesses with investment grade credit ratings were able to issue publicly-traded debt and other master limited partnerships were able to issue equity.  Buckeye continued to evaluate the condition of the debt and equity capital markets and, on March 31, 2009, Buckeye sold and issued 2.6 million LP Units in an underwritten public offering at a net price of $35.08 per LP Unit, after underwriting discounts and commissions of $1.17 per LP Unit, for net proceeds of approximately $91.0 million.  Proceeds from this offering were used to reduce outstanding borrowings under the Credit Facility.  On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000 LP Units.  Similarly, Buckeye used the net proceeds from this offering of approximately $13.7 million to reduce outstanding borrowings under the Credit Facility.

At March 31, 2009, Buckeye had approximately $393.1 million of liquidity available, consisting of approximately $17.3 million of cash and cash equivalents plus approximately $375.8 million available under the Credit Facility.  This availability assumes that Lehman Brothers, F.S.B. is unable to fund the remaining portion of its $20 million commitment under the Credit Facility as discussed under “Credit Facility” below.  In addition, BES had $125 million available under the BES Credit Agreement, although such availability is subject to borrowing base requirements as discussed under “BES Credit Agreement” below.

Accordingly, Buckeye continues to believe that availability under its credit facilities coupled with cash flows from operations will be sufficient to fund its operations for 2009.

At March 31, 2009, Buckeye had an aggregate face amount of $1,408.0 million of debt, which consisted of $300.0 million of Buckeye’s 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of Buckeye’s 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of Buckeye’s 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes due 2018 (the “6.05% Notes”), $208.0 million outstanding under the Credit Facility and $50.0 million outstanding under the BES Credit Agreement (as discussed below). See Note 7 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate debt was estimated to be $1,270.1 million at March 31, 2009 and $1,367.7 million at December 31, 2008.  The fair values at March 31, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly issued debt with the market prices of other master limited partnerships’ publicly issued debt that have similar credit ratings and terms.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under the Credit Facility (including Lehman Brothers Bank, FSB’s commitment as a lender as discussed below), which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0, subject to a provision that allows for an increase to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At March 31, 2009, Buckeye’s Funded Debt Ratio was 4.07 to 1.0.  At March 31, 2009, Buckeye had committed $1.4 million in support of letters of credit.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.  The weighted average interest rate for borrowing outstanding under the Credit Facility was 1.9% at March 31, 2009.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets.  At March 31, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility.

See Note 7 to the consolidated financial statements for more information about the terms of the Credit Facility.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc., has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has recently not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will impair Buckeye’s ability to meet its liquidity needs.  At March 31, 2009, approximately $5.3 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB.

BES Credit Agreement

On May 20, 2008, BES entered into the BES Credit Agreement, which was subsequently amended on July 18, 2008 and September 15, 2008.  The credit facility provided by the BES Credit Agreement provides for borrowings of up to $175.0 million, which amount may be increased to $250.0 million subject to customary conditions, including procurement of the requisite lender commitments.

The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions except for leverage ratio):

Borrowings	Minimum	Minimum	Maximum
Outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

At March 31, 2009, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $119.7 million and $73.4 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 0.95 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.3% at March 31, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At March 31, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

See Note 7 to the consolidated financial statements for more information about the terms of the BES Credit Agreement.

Derivatives

See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non-Trading Instruments” for a discussion of commodity derivatives used by Buckeye’s Energy Services segment.

In October 2008, Buckeye borrowed approximately $50 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50 million.  Under the swap agreement, Buckeye paid a fixed interest rate of interest of 3.15% for 180 days and, in exchange, received a series of six monthly payments calculated based on the 30-day London Interbank Offered Rate (“LIBOR”) rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50 million borrowed under the Credit Facility.  The swap settled on April 20, 2009.  Buckeye had designated the swap agreement as a cash flow hedge on December 3, 2008.  Changes in value between the trade date and the designation date were recognized in earnings. On April 21, 2009, Buckeye entered into a new interest rate swap agreement for an additional 180 days on the same terms as the interest rate swap agreement entered into in October 2008, except that Buckeye agreed to pay a fixed interest rate of 0.63%.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable rate risk on an additional $50 million in borrowing under the Credit Facility. Under the swap agreement, Buckeye is paying a fixed interest rate of 0.81% for 180 days and, in exchange, is receiving a series of six monthly payments calculated based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye correspond to the 30-day LIBOR rates that Buckeye pays on the additional $50 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

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

Cash Flows from Operations

The components of cash flows from operations for the three months ended March 31, 2009 and 2008 are as follows:

	Cash Flow from Operations
	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Income from continuing operations	$55,120	$42,856
Depreciation and amortization	14,480	12,498
Net changes in fair value of derivatives	4,103	—
Changes in current assets and liabilities	1,030	4,311
Changes in non-current assets and liabilities	4,743	1,698
Cash flows from discontinued operations	—	(274)
Other	157	(682)
Total	$79,633	$60,407

Cash flows from operations were $79.6 million for the first three months of 2009, an increase of $19.2 million. The primary cause of this improvement is the increase in Buckeye’s income from continuing operations of $12.3 million as compared to the first quarter of 2008.  Buckeye’s improved operating cash flow is primarily due to its recent acquisitions.

For the three months ended March 31, 2009, cash provided by working capital resulted primarily from decreases in prepaid and other current assets of $2.7 million, decreases in construction and pipeline relocation receivables of $3.1 million, and decreases in inventories of $26.1 million.  These cash sources were offset by decreases in accounts payable of $11.1 million, decreases in accrued and other current liabilities of $17.7 million, and increases in trade receivables of $2.0 million.

Decreases in prepaid and other current assets were due to a decrease in margin deposits partially offset by an increase in insurance receivables related to environmental sites.  The decrease in construction and pipeline relocation receivables is due to a decrease in construction activity in the first quarter.  The decrease in inventory is primarily due to a decrease in the value of the refined petroleum products inventory in the Energy Services segment, as commodity prices have declined at March 31, 2009 as compared the year-end 2008.  The decrease in accounts payable is due to the timing of the payment of invoices as compared to December 31, 2008.   The decrease in accrued and other current liabilities is due to the payment in the first quarter of 2009 of interest on long-term debt which had been accrued at year end.  In addition, Buckeye had accrued ammonia purchases at year end which were paid in the first quarter of 2009.  These decreases in accrued and other current liabilities were partially offset by an increase in accrued taxes and other income.  The increase in trade receivables is due to the timing of collections as compared to amounts outstanding at year end.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 are as follows:

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Capital expenditures	$(20,976)	$(14,792)
Acquisitions and equity investments	—	(600,309)
Net expenditures for disposal of property, plant and equipment	(42)	(33)
Total	$(21,018)	$(615,134)

In the three months ended March 31, 2008, Buckeye expended $443.5 million for Lodi Gas, $142.9 million for Farm & Home, and $13.9 million for the acquisitions of terminals in Niles, Michigan and Ferrysburg, Michigan.

Capital expenditures are summarized below (net of amounts accrued at March 31, 2009 and 2008):

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Sustaining capital expenditures	$(4,883)	$(3,262)
Expansion and cost reduction	(14,571)	(11,530)
Total	$(19,454)	$(14,792)

Buckeye incurred $4.9 million and $3.3 million of sustaining capital expenditures and $14.6 million and $11.5 million of expansion and cost reduction expenditures in the first three months of 2009 and 2008, respectively.  Expansion and cost reduction projects in 2009 included a natural gas storage expansion project known as Kirby Hills Phase II, as well as ethanol and butane blending projects at certain of the terminals as well as the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey.  In 2008, expansion and cost reduction projects included ethanol and butane blending projects and additional tanks at Linden, New Jersey.

Buckeye expects to spend approximately $95.0 million to $120.0 million in capital expenditures in 2009, of which approximately $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures and $75.0 million to $90.0 million is expected to relate to expansion and cost reduction projects.  Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  Major expansion and cost reduction expenditures in 2009 will include the completion of an expansion project known as Kirby Hills Phase II, the completion of the construction of additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye’s pipeline in Connecticut to a third party’s electric generation plant which is currently under construction.

Cash Flows from Financing Activities

On March 31, 2009, Buckeye issued 2.6 million LP Units in an underwritten public offering at $35.08 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.17 per LP Unit and offering expenses, were approximately $91.0 million, and were used to reduce amounts outstanding under the Credit Facility.

During the first three months of 2009 and 2008, Buckeye borrowed $30.0 million and $576.1 million under its Credit Facility, respectively, and repaid $120.3 million and $138.0 million, respectively.  Buckeye repaid $46.0 million under the BES Credit Agreement during the three months ended March 31, 2009 and $3.2 million under a line of credit that was in place prior to the BES Credit Agreement during the three months ended March 31, 2008.

Distributions to unitholders were $53.7 million in the first three months of 2009 compared to $47.4 million in the first three months of 2008.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 2.6 million LP Units in March 2008.

OTHER MATTERS

Accounting Pronouncement

See Note 17 to Buckeye’s condensed consolidated financial statements for a description of a recent accounting pronouncement.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q includes “forward-looking statements.”  Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products and natural gas in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services or alternative fuel sources; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs, unanticipated capital expenditures and operating expenses to repair or replace our assets; (7) nonpayment or nonperformance by our customers; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry; (18) availability and cost of insurance on our assets and operations; (19) conflicts of interest between us, our general partner, the owner of our general partner and its affiliates; (20) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and (21) the impact of government legislation and regulation on us.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, we do not assume responsibility for the accuracy and completeness of such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in Buckeye’s Annual Report on Form 10-K for 2008, including those described in the “Risk Factors” section of that report.  Further, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk — Trading Instruments

Buckeye has no trading derivative instruments and does not engage in hedging activity with respect to trading instruments.

Market Risk — Non-Trading Instruments

Buckeye is exposed to financial market risk resulting from changes in commodity prices and interest rates.  Buckeye does not currently have foreign exchange risk.

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness will compare the changes in the fair value of the New York Mercantile Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.  Any difference between the amounts will be considered ineffectiveness and recorded in current period earnings.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on Buckeye’s balance sheet with gains and losses being recognized in earnings during each reporting period.

As of March 31, 2009, the Energy Services segment had commodity derivative assets and liabilities as follows:

March 31,
2009
(In thousands)
Assets:
Fixed-price sales contracts	$45,767
Futures contracts for inventory	3,858

Liability:
Futures contracts for fixed-price sales contracts	(24,883)

Total	$24,742

Substantially all of the unrealized gain of $3.9 million at March 31, 2009 for inventory hedges represented by futures contracts will be realized in the second quarter of 2009 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $4.3 million for the three months ended March 31, 2009.  As of March 31, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond August 2010.  In addition, at March 31, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates indicated in the following table, the estimated fair value of portfolio of commodity financial instruments would be as follows:

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		(In thousands)
Fair value assuming NO CHANGE in underlying commodity prices (as is)	Asset	$24,742
Fair value assuming 10% INCREASE in underlying commodity prices	Asset	$18,738
Fair value assuming 10% DECREASE in underlying commodity prices	Asset	$32,378

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

At March 31, 2009, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  The fair value of these obligations at March 31, 2009 was approximately $1,012.1 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by $58.9 million. Buckeye’s variable debt obligation was $208.0 million under the Credit Facility and $50.0 million under the BES Credit Agreement at March 31, 2009.  Based on the balances outstanding at March 31, 2009, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $2.6 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of Buckeye GP, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures for Buckeye as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Buckeye GP’s disclosure controls and procedures for Buckeye as of the end of the period covered by this report are operating effectively to provide reasonable assurance that the information required to be disclosed by Buckeye GP in reports filed on behalf of Buckeye under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in Buckeye GP’s internal control over financial reporting for Buckeye during the most recent fiscal quarter with respect to Buckeye’s operations that has materially affected, or is reasonably likely to materially affect, Buckeye GP’s internal control over financial reporting for Buckeye.

PART II — OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

On March 20, 2009, Buckeye GP completed its previously announced solicitation of consents of holders of LP Units to approve the terms of the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “Incentive Plan”). Buckeye’s unitholders voted to approve and adopt the Incentive Plan.  The Incentive Plan provides for the grant of Phantom Units, Performance Units and in certain cases Distribution Equivalent Rights, which provide the participant a right to receive payments based on distributions made by Buckeye, to (i) officers and employees of Buckeye, Buckeye GP and any of their affiliates and (ii) independent members of the Board of Directors of Buckeye GP or of MainLine Management.

Of the 48,372,346 LP Units outstanding as of the record date, 31,653,262 LP Units, or 65.43%, were voted prior to the expiration date.  Holders of 24,727,910 LP Units, or 51.11% of the total LP Units outstanding, voted in favor of the Incentive Plan, holders of 5,972,539 LP Units, or 12.34% of the total LP Units outstanding, voted against the Incentive Plan and holders of 952,813 LP Units, or 1.96% of the total LP Units outstanding, abstained. There were no broker non-votes.

Item 6. Exhibits

(a)          Exhibits

10.1 Buckeye Partners, L.P. 2009 Long-Term Incentive Plan, as amended.

10.2 Severance Agreement, dated as of February 17, 2009, by and among Buckeye Partners, L.P., Buckeye Pipe Line Services Company and Clark C. Smith (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 17, 2009).

10.3 Buckeye Partners, L.P. Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 18, 2009).

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

BUCKEYE PARTNERS, L.P.
(Registrant)

By:	Buckeye GP LLC
as General Partner

Date: May 6, 2009	By:	/s/ KEITH E. ST.CLAIR
Keith E. St.Clair
Chief Financial Officer
(Principal Accounting and Financial Officer)