Form 10-Q
period 2009-06-30
BUCKEYE PARTNERS, L.P.
filed 2009-07-30
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-9356

BUCKEYE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	23-2432497
(State or other jurisdiction of	IRS Employer
incorporation or organization)	Identification No.)

One Greenway Plaza
Suite 600
Houston, TX	77046
(Address of principal executive offices)	(Zip Code)

(832) 615-8600

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2009
Limited Partnership Units	51,368,846 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$201,777	$346,436	$470,556	$587,482
Transportation and other	149,443	146,112	297,504	285,342
Total revenue	351,220	492,548	768,060	872,824
Costs and expenses:
Cost of product sales	193,440	341,591	444,116	578,203
Operating expenses	68,595	69,112	142,102	134,440
Depreciation and amortization	14,675	13,460	29,155	25,958
Asset impairment expense	72,540	—	72,540	—
General and administrative	8,365	9,717	16,439	17,423
Reorganization expense	28,113	—	28,113	—
Total costs and expenses	385,728	433,880	732,465	756,024
Operating (loss) income	(34,508)	58,668	35,595	116,800
Other income (expense):
Investment and equity income	3,278	1,573	5,511	4,213
Interest and debt expense	(16,061)	(18,021)	(33,237)	(35,955)
Other income (expense)	20	20	(20)	37
Total other expense	(12,763)	(16,428)	(27,746)	(31,705)
(Loss) income from continuing operations	(47,271)	42,240	7,849	85,095
(Loss) income from discontinued operations	—	(8)	—	1,405
Net (loss) income	(47,271)	42,232	7,849	86,500
Less: net income attributable to noncontrolling interest	(1,100)	(1,380)	(2,460)	(2,831)
Net (loss) income attributable to Buckeye Partners, L.P.	$(48,371)	$40,852	$5,389	$83,669
Amounts attributable to Buckeye Partners, L.P.:
(Loss) income from continuing operations	$(48,371)	$40,860	$5,389	$82,264
(Loss) income from discontinued operations	—	(8)	—	1,405
Total	$(48,371)	$40,852	$5,389	$83,669

Allocation of net income attributable to Buckeye Partners, L.P.:
Net income (loss) allocated to general partner:
Income from continuing operations	$11,455	$6,869	$23,121	$14,171
(Loss) income from discontinued operations	$—	$(2)	$—	$423
Net (loss) income allocated to limited partners:
(Loss) income from continuing operations	$(59,826)	$33,991	$(17,732)	$68,093
(Loss) income from discontinued operations	$—	$(6)	$—	$982
Earnings per limited partner unit-basic:
(Loss) income from continuing operations	$(1.17)	$0.63	$(0.36)	$1.32
(Loss) income from discontinued operations	—	—	—	0.03
(Loss) earnings per limited partner unit-basic	$(1.17)	$0.63	$(0.36)	$1.35
Earnings per limited partner unit-diluted:
(Loss) income from continuing operations	$(1.17)	$0.63	$(0.36)	$1.32
(Loss) income from discontinued operations	—	—	—	0.03
(Loss) earnings per limited partner unit-diluted	$(1.17)	$0.63	$(0.36)	$1.35
Weighted average number of limited partner units outstanding:
Basic	51,243	48,368	49,830	47,116
Diluted	51,243	48,394	49,830	47,144

See accompanying notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$21,997	$58,843
Trade receivables, net	82,801	79,969
Construction and pipeline relocation receivables	16,646	21,501
Inventories	166,546	84,229
Derivative assets	19,901	97,375
Prepaid and other current assets	98,353	72,111
Total current assets	406,244	414,028

Property, plant and equipment, net	2,165,966	2,231,321

Equity investments	96,377	90,110
Goodwill	208,922	210,644
Intangible assets, net	42,346	44,114
Other non-current assets	34,646	44,193

Total assets	$2,954,501	$3,034,410

Liabilities and partners’ (deficit) capital:
Current liabilities:
Line of credit	$99,000	$96,000
Accounts payable	44,808	41,301
Derivative liabilities	27,650	48,623
Accrued and other current liabilities	119,394	105,790
Total current liabilities	290,852	291,714

Long-term debt	1,356,578	1,445,722
Other non-current liabilities	103,298	100,702
Total liabilities	1,750,728	1,838,138

Commitments and contingent liabilities	—	—

Partners’ (deficit) capital:
Buckeye Partners, L.P. unitholders’ (deficit) capital:
General Partner (243,914 units outstanding as of June 30, 2009 and December 31, 2008)	(5,966)	(6,680)
Limited Partners (51,363,346 and 48,372,346 units outstanding as of June 30, 2009 and December 31, 2008, respectively)	1,199,549	1,201,144
Accumulated other comprehensive loss	(10,332)	(18,967)
Total Buckeye Partners, L.P. unitholders’ capital	1,183,251	1,175,497
Noncontrolling interest	20,522	20,775
Total partners’ capital	1,203,773	1,196,272

Total liabilities and partners’ capital	$2,954,501	$3,034,410

See accompanying notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Income from continuing operations	$7,849	$85,095
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	29,155	25,958
Asset impairment expense	72,540	—
Net changes in fair value of derivatives	4,672	—
Deferred lease expense	2,250	1,301
Reorganization expense	28,113	—
Earnings from equity investments	(5,224)	(3,399)
Distributions from equity investments	2,827	2,306
Amortization of debt issuance costs	1,603	546
Amortization of unit-based compensation awards	477	274
Amortization of RIGP and retiree medical plan costs	358	1,552
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables, net	(2,832)	14,059
Construction and pipeline relocation receivables	4,855	(205)
Inventories	(27,742)	(19,505)
Prepaid and other current assets	(20,548)	(30,353)
Accounts payable	5,791	8,575
Accrued and other current liabilities	(3,912)	25,907
Other non-current assets	533	(1,668)
Other non-current liabilities	1,812	158
Total adjustments from operating activities	94,728	25,506
Net cash provided by continuing operations	102,577	110,601
Net cash provided by discontinued operations	—	572
Net cash provided by operating activities	102,577	111,173

Cash flows from investing activities:
Capital expenditures	(39,819)	(32,501)
Acquisitions and equity investments, net of cash acquired	(3,880)	(610,616)
Net expenditures for disposal of property, plant and equipment	21	(103)
Proceeds from the sale of discontinued operations	—	52,584
Net cash used in investing activities	(43,678)	(590,636)

Cash flows from financing activities:
Net proceeds from issuance of limited partner units	104,779	113,148
Proceeds from exercise of limited partner unit options	38	278
Issuance of long-term debt and borrowings under credit facilities	80,333	611,050
Payment of debt, net	(166,600)	(183,284)
Debt issuance costs	(18)	(1,886)
Distributions to noncontrolling interests	(2,713)	(2,101)
Settlement payment of interest rate swaps	—	(9,638)
Distributions to unitholders	(111,564)	(98,471)
Net cash (used in) provided by financing activities	(95,745)	429,096

Net decrease in cash and cash equivalents	(36,846)	(50,367)
Cash and cash equivalents—Beginning of year	58,843	93,198
Cash and cash equivalents—End of period	$21,997	$42,831
Supplemental cash flow information:
Cash paid for interest (net of amount capitalized)	$32,231	$26,443
Capitalized interest	2,684	620
Cash paid for income taxes	1,292	525
Non-cash changes in investing and financing activities:
Hedge accounting	907	6,751

See accompanying notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Buckeye Partners, L.P. Unitholders
			Accumulated
			Other
	General	Limited	Comprehensive	Noncontrolling
	Partner	Partners	(Loss) Income	Interest	Total
Partners’ (deficit) capital-January 1, 2008	$(1,005)	$1,100,346	$(9,169)	$21,468	$1,111,640
Net income	14,594	69,075	—	2,831	86,500
Change in value of interest rate swaps	—	—	(2,451)	—
Amortization of interest rate swaps	—	—	439	—
Amortization of RIGP and Retiree Medical Plan Costs	—	—	(1,552)	—
Other comprehensive (loss)			(3,564)		(3,564)
Total comprehensive income					82,936
Distributions to unitholders	(19,069)	(79,402)	—	—	(98,471)
Distributions to noncontrolling interest	—	—	—	(2,101)	(2,101)
Net proceeds from the issuance of 2.6 million limited partner units	—	113,148	—	—	113,148
Amortization of unit-based compensation awards	—	274	—	—	274
Exercise of limited partner unit options	—	278	—	—	278
Acquired noncontrolling interest not previously owned	—	—	—	(1,539)	(1,539)
Partners’ (deficit) capital-June 30, 2008	$(5,480)	$1,203,719	$(12,733)	$20,659	$1,206,165

Partners’ (deficit) capital-January 1, 2009	$(6,680)	$1,201,144	$(18,967)	$20,775	$1,196,272
Net income (loss)	23,121	(17,732)		2,460	7,849
Change in value of derivatives	—	—	543	—
Amortization of interest rate swaps	—	—	480	—
Adjustment to funded status of RIGP and Retiree Medical Plan Costs	—	—	7,970	—
Amortization of RIGP and Retiree Medical Plan Costs	—	—	(358)	—
Other comprehensive income			8,635		8,635
Total comprehensive income					16,484
Distributions to unitholders	(22,407)	(89,157)	—		(111,564)
Distributions to noncontrolling interest	—	—	—	(2,713)	(2,713)
Net proceeds from the issuance of 3.0 million limited partner units	—	104,779	—	—	104,779
Amortization of unit-based compensation awards	—	477	—	—	477
Exercise of limited partner unit options	—	38	—	—	38
Partners’ (deficit) capital-June 30, 2009	$(5,966)	$1,199,549	$(10,332)	$20,522	$1,203,773

See accompanying notes to condensed consolidated financial statements.

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

Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.  Buckeye also owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet (“Bcf”) of gas storage capacity and is a wholesale distributor of refined petroleum products in the northeastern and midwestern United States in areas also served by Buckeye’s pipelines and terminals.

Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 19 for a more detailed discussion of Buckeye’s operating segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”).  At June 30, 2009, Services Company owned approximately 4.0% of the publicly traded limited partner units of Buckeye (the “LP Units”).  After the reorganization (as discussed in Note 3), Services Company will employ approximately 850 people who provide services to the operating subsidiaries through which Buckeye conducts its operations.  Approximately 15 people are employed directly by Buckeye’s operating subsidiary, Lodi Gas Storage, L.L.C. (“Lodi Gas”) and another approximately 16 people are employed by Buckeye’s operating subsidiary, Buckeye Albany Terminal LLC.  Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services it provides.  Pursuant to the Services Agreement and an Executive Employment Agreement, through December 31, 2008 executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers were not reimbursed by Buckeye or its operating subsidiaries but were reimbursed to Services Company by BGH.  Effective January 1, 2009, Buckeye and its operating subsidiaries agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH to Buckeye in the amount of $3.6 million.

In the opinion of management, the condensed consolidated financial statements of Buckeye, which are unaudited except that the balance sheet as of December 31, 2008 is derived from audited financial statements, include all adjustments, consisting of normal recurring accruals, necessary to present fairly Buckeye’s financial position as of June 30, 2009 along with the results of Buckeye’s operations for the three and six months ended June 30, 2009 and 2008 and Buckeye’s cash flows for the six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain prior year amounts have been reclassified in the statement of cash flows to conform to the current-year presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Buckeye and the notes thereto for the year ended December 31, 2008 contained in Buckeye’s Annual Report on Form 10-K as filed with the SEC on March 2, 2009.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Adopted Accounting Pronouncements

On January 1, 2009, Buckeye adopted Emerging Issues Task Force (“EITF”) Issue No. 07-4, “Application of the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”).  Buckeye’s former practice was to calculate earnings per LP Unit based solely upon the net income available to the limited partners after deducting the general partner’s interest in net income.  The general partner’s interest includes incentive distribution rights.  Under EITF 07-4, the difference between net income and distributions is allocated to the limited partners and general partner before earnings per LP Unit is calculated.  The effect of adopting EITF 07-4 is: (i) for periods when net income exceeds distributions, Buckeye’s reported earnings per LP Unit will be the same as under Buckeye’s former accounting practice and (ii) for periods when distributions exceed net income, Buckeye’s reported earnings per LP Unit will be lower than under Buckeye’s former practice.  These differences will be material for those periods where there are material differences between Buckeye’s net income and the distributions it pays.  EITF No. 07-4 was required to be applied retrospectively; therefore, Buckeye has restated earnings per LP Unit for the three and six months ended June 30, 2008.

On January 1, 2009, Buckeye adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity; (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement; (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  Accordingly, for periods presented in these condensed consolidated financial statements, Buckeye has reclassified its noncontrolling interest liability into partners’ capital on the condensed consolidated balance sheets and has separately presented and allocated income attributable to noncontrolling interests on the condensed consolidated statements of operations and condensed consolidated statements of partners’ capital.

On January 1, 2009, Buckeye adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” and has included the expanded disclosures required by this statement in Note 11 to these condensed consolidated financial statements.

On January 1, 2009, Buckeye adopted EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).   EITF 03-6-1 applies to the calculation of earnings per unit (“EPU”) for unit-based payment awards with rights to dividends or dividend equivalents. It states that unvested unit-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPU pursuant to the two-class method. Phantom unit awards issuable under Buckeye’s 2009 Long-Term Incentive Plan (the “LTIP”, see Note 17), provide participants with non-forfeitable rights to distribution equivalents of Buckeye LP Unit distributions whether vested or not.  As such, EITF 03-6-1 provides that the net income (loss) utilized in the calculation of net income (loss) per LP Unit must be after the allocation of income (loss) to the phantom units on a pro-rata basis.  EITF 03-6-1 requires entities to retroactively adjust all prior period earnings per unit computations per its guidance. The adoption of EITF 03-6-1 had an immaterial effect on Buckeye’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  The objective of SFAS 165 is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

but before financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009. Buckeye implemented SFAS 165 during the quarter ended June 30, 2009 and evaluated for subsequent events through July 29, 2009, the issuance date of its financial statements. There were no subsequent events required to be recognized or disclosed in the financial statements through such date.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for such assets or liabilities be developed depending on their nature. FSP 141(R)-1 will be effective for assets or liabilities arising from contingencies in business combinations for acquisitions that are consummated on or after January 1, 2009 and, therefore, the adoption of FSP 141(R)-1 has no current impact on Buckeye’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No.166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 166”).  The objective of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Buckeye is currently evaluating the impact the adoption of SFAS 166 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  The objective of SFAS 167 is to improve financial reporting by companies involved with variable interest entities.  SFAS 167 will require companies to perform an analysis to determine whether the companies’ variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. Buckeye is currently evaluating the impact the adoption of SFAS 167 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.  IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

Buckeye accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This statement also requires that long-lived assets and certain intangible assets to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. Buckeye considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, Buckeye measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimated fair value was based on a probability weighted combination of income and market approaches.

Buckeye owns and operates an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas. During the second quarter of 2009, Buckeye received notification that several of its shippers, which were currently using the Buckeye NGL Pipeline, intended to migrate to a competing pipeline, which recently went into service.  This notification was accompanied by a significant decline in shipment volumes as compared to historical averages. This loss in the customer base represented a triggering event pursuant to SFAS 144 and an impairment evaluation resulted in a charge to earnings of $72.5 million against the Pipeline Operations segment.

In June 2009, Buckeye’s board of directors authorized management to pursue the sale of the Buckeye NGL Pipeline. Accordingly, Buckeye reclassified the net assets and liabilities of the Buckeye NGL Pipeline to “Prepaid and other current assets” on the June 30, 2009 condensed consolidated balance sheet, as shown in Note 4, and ceased depreciating the assets.

Net assets held for sale by Buckeye NGL Pipe Lines LLC are presented in Note 4.  The carrying amounts of the major classes of assets and liabilities at June 30, 2009 were as follows (in thousands):

Assets:
Inventories	$604
Prepaid and other current assets	64
Property, plant and equipment, net	8,639
Assets held for sale	$9,307

Liabilities:
Accounts payable	$2,284
Accrued and other current liabilities	1,263
Liabilities held for sale	$3,547

Net assets held for sale	$5,760

Revenues for Buckeye NGL Pipe Lines LLC for the three and six months ended June 30, 2009 were $3.2 million and $6.5 million, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.  REORGANIZATION

On July 20, 2009, Buckeye announced the completion of a review of its operations.  During the period ended June 30, 2009, Buckeye commenced a restructuring of its operations based on the findings of the review, including a reorganization of its field operations to combine five of its original pipeline and terminal districts into three districts, as well as a restructuring of certain corporate functions and related corporate support functions.  These efforts redefined the roles and responsibilities of certain positions and called for the elimination of resources devoted to such activities.  Approximately 260 positions are affected as a result of these restructuring activities.

As part of the restructuring efforts, Buckeye executed a reduction in force comprised of a Voluntary Early Retirement Plan (the “VERP”) and an involuntary plan.  The terms of the VERP were agreed to by approximately 80 employees during the period ended June 30, 2009. Also an additional approximate 180 employees will be impacted by the involuntary reduction in workforce under Buckeye’s ongoing severance plan.  The affected employees will receive severance benefits, post-employment benefits including medical and dental coverage, and other services including retirement counseling and outplacement services.  Most terminations were effective as of July 20, 2009.

As of June 30, 2009, Buckeye has recorded a reorganization expense of $28.1 million for the post-employment costs related to these restructuring activities which include: (1) termination benefits pursuant to voluntary and involuntary severance plans of $16.0 million; (2) post-retirement benefits (see note 18) of $8.0 million; and (3) other related costs of $4.1 million.  In connection with this organizational restructuring, Buckeye expects to incur additional expenses in 2009 that are estimated to be between $2.0 to $4.0 million.

The expense incurred by segment for both the three and six months ended June 30, 2009 is as follows (in thousands):

Pipeline Operations	$23,054
Terminalling and Storage	2,402
Natural Gas Storage	291
Energy Services	944
Other Operations	1,422
Total	$28,113

4.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Prepaid insurance	$2,418	$7,112
Insurance receivables	9,008	5,101
Ammonia receivable	8,554	12,058
Margin deposits	25,654	32,345
Prepaid services	20,853	—
Net assets held for sale	5,760	—
Other	26,106	15,495
Total	$98,353	$72,111

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Refined petroleum products (Ending inventory was 84.0 million and 47.7 million gallons at June 30, 2009 and December 31, 2008, respectively)	$151,754	$69,568
Materials and supplies	14,792	14,661
Total	$166,546	$84,229

Buckeye generally maintains two types of inventory.  Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil, and diesel fuel, which is valued at the lower of cost or market, unless such inventory is hedged.  At June 30, 2009 and December 31, 2008, 89% and 78% of the inventory was hedged, respectively. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in the condensed consolidated statements of operations. At June 30, 2009 and December 31, 2008, 8% and 17% of the inventory, respectively, was committed against fixed-priced sales contracts, and such inventory was valued at the lower of cost or market, respectively.  The remaining inventory was considered unhedged and represented approximately one day of sales.

Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag-reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method.

6.  INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Customer relationships	$38,300	$38,300
Accumulated amortization	(4,146)	(2,662)
Net carrying amount	34,154	35,638

Customer contracts	11,800	11,800
Accumulated amortization	(3,608)	(3,324)
Net carrying amount	8,192	8,476
Total	$42,346	$44,114

For the three months ended June 30, 2009 and 2008, consolidated amortization expense related to intangible assets was $0.9 million and $0.1 million, respectively.  For the six months ended June 30, 2009 and 2008, consolidated amortization expense related to intangible assets was $1.8 million and $0.3 million, respectively.  Amortization expense related to intangible assets is expected to be approximately $3.8 million for each of the next five years.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.  EQUITY INVESTMENTS

Equity investments consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Investment in West Shore Pipe Line Company (24.9% owned)	$30,561	$30,340
Investment in West Texas LPG Pipeline Limited Partnership (20.0% owned)	50,760	44,471
Investment in Muskegon Pipeline LLC (40.0% owned)	14,704	14,967
Investment in Transport4, LLC (25.0% owned)	352	332
Total	$96,377	$90,110

In the first six months of 2009, Buckeye invested an additional $3.9 million in West Texas LPG Pipeline Limited Partnership (“WT LPG”) as Buckeye’s pro rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and the installation of multiple booster stations. The WT LPG expansion pipeline became operational in April 2009.  Eighty percent of WT LPG is owned by Chevron Pipe Line Co. and 20% is owned by Buckeye.

The following tables present the equity earnings for the unconsolidated affiliates noted above as well as unaudited summarized income statement information (on a 100% basis), for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equity earnings:
Investment in West Shore Pipe Line Company	$1,094	$823	$2,197	$1,736
Investment in West Texas LPG Pipeline Limited Partnership	1,835	275	2,419	1,048
Investment in Muskegon Pipeline LLC	173	224	538	558
Total	$3,102	$1,323	$5,154	$3,342

Summarized income statement information:
Revenue	$32,316	$28,685	$63,364	$58,115
Costs and expenses	16,139	21,507	31,852	38,758
Non-operating expense	2,961	2,394	5,867	5,070
Net Income	13,216	4,784	25,645	14,287

8.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Taxes - other than income	$15,402	$13,555
Accrued charges due Buckeye GP	2,474	1,493
Accrued charges due Services Company	1,840	4,028
Accrued employee benefit liability	2,297	2,297
Environmental liabilities	10,331	12,337
Interest payable	24,915	25,547
Retainage	1,718	1,405
Payable for ammonia purchase	2,498	9,373
Unearned revenue	12,520	12,186
Accrued capital expenditures	4,037	4,902
Reorganization	18,787	—
Other	22,575	18,667
Total	$119,394	$105,790

9.  CONTINGENCIES

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $1.2 million and $2.7 million for the three months ended June 30, 2009 and 2008, respectively, and $6.6 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively, related to environmental contingencies unrelated to claims and proceedings.

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

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty.  EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses.  Accordingly, Buckeye has recorded no provision for losses in the accompanying condensed consolidated financial statements because it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses.  Buckeye is assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.         DEBT AND CREDIT FACILITIES

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

4.625% Notes due July 15, 2013*	$300,000	$300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	300,000
Borrowings under Revolving Credit Facility	209,000	298,267
Less: Unamortized discount	(3,363)	(3,604)
Adjustment to fair value associated with hedge of fair value	941	1,059
Total	$1,356,578	$1,445,722

*                 Buckeye makes semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as show above.

The fair value of Buckeye’s aggregate long-term debt was estimated to be $1,296.2 million at June 30, 2009 and $1,271.7 million at December 31, 2008.  The fair values at June 30, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly issued debt with the market prices of other master limited partnerships’ publicly issued debt with similar credit ratings and terms.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million (including Lehman Brothers Bank, FSB’s $20.0 million commitment as a lender, which is discussed below) under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $800.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At June 30, 2009 and December 31, 2008, Buckeye had $209.0 million and $298.3 million outstanding under the Credit Facility, respectively.  At June 30, 2009 and December 31, 2008, Buckeye had committed $1.4 million and $1.3 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s condensed consolidated balance sheet.  The weighted average interest rate for borrowings outstanding under the Credit Facility was 0.63% at June 30, 2009.

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, and other adjustments as defined therein, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At June 30, 2009, Buckeye’s Funded Debt Ratio was 4.3 to 1.00.  As permitted by the Credit Facility, $99.0 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) and

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$72.5 million related to the Buckeye NGL Pipeline impairment were excluded from the calculation of the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At June 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc. (“Lehman Brothers”), has committed, as a lender under the Credit Facility, 3.3%, or $20.0 million, of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has not honored that commitment since October 2008. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will impair Buckeye’s ability to meet its liquidity needs.  At June 30, 2009, approximately $4.3 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB.

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

The balances outstanding under the BES Credit Agreement were approximately $99.0 million and $96.0 million at June 30, 2009 and December 31, 2008, respectively, all of which were classified as current liabilities.  The BES Credit Agreement requires BES to meet certain financial covenants, which are summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
Outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

At June 30, 2009, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $118.6 million and $75.5 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.44 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.1% at June 30, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

conducted.  At June 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

11.  FINANCIAL INSTRUMENTS

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness will compare the change in fair value of the New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.  Any difference between the amounts will be considered ineffective and recorded in current period earnings.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

In order to effectively fix the cost of natural gas purchases used to operate Buckeye’s turbine engines at its Linden, New Jersey location, in March 2009, the Pipeline Operations segment bought natural gas futures contracts with terms that coincide with the remaining term of an ongoing natural gas supply contract (April 2009 through August 2011) for a price of $5.47 per million British thermal units (“MMBtu”).  The aggregate notional quantity is approximately 900,000 MMBtus.  This transaction was designated as a cash flow hedge at inception.

Finance Derivatives

Buckeye manages a portion of its interest rate exposure by utilizing interest rate swaps to convert a portion of its variable-rate debt into fixed-rate debt.  Generally, Buckeye utilizes interest rate swaps for specifically identified transactions.

In October 2008, Buckeye borrowed approximately $50.0 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50.0 million.  Under the swap agreement, Buckeye paid a fixed rate of interest of 3.15% for 180 days and, in exchange, received a series of six monthly payments based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50.0 million borrowed under the Credit Facility.  The swap settled on April 20, 2009.  Buckeye had designated the swap agreement as a cash flow hedge on December 3, 2008.  Changes in value between the trade date and the designation date were recognized in earnings. On April 21, 2009, Buckeye entered into a new interest rate swap agreement for an additional 180 days on the same terms, except that Buckeye agreed to pay a fixed interest rate of 0.63%.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable-rate risk on an additional $50.0 million in borrowings under the Credit Facility. Under the swap agreement, Buckeye is paying a fixed interest rate of 0.81% for 180 days and, in exchange, is receiving a series of six monthly payments based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye correspond to the 30-day LIBOR rates that Buckeye pays on the additional $50.0 million borrowed under the Credit Facility. The swap will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

For both interest rate swap agreements, Buckeye expects the changes in value of the interest rate swap agreements to be highly correlated with the changes in value of the underlying borrowing.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the fair value of each classification of derivative instruments as of June 30, 2009 (in thousands):

	June 30, 2009
			Derivative
	Assets	(Liabilities)	Net Carrying
	Fair value	Fair value	Value

Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	$17,061	$(4,302)	$12,759
Futures contracts for fixed-price sales contracts	11,073	(6,565)	4,508

Derivatives designated as hedging instruments:
Futures contracts for inventory	$1,515	$(26,155)	$(24,640)
Futures contract for natural gas	—	(376)	(376)
Interest rate contracts	—	(52)	(52)

Total			$(7,801)

June 30,
Balance Sheet Locations:	2009
Derivative assets	$19,901
Derivative liabilities	(27,650)
Accrued and other current liabilities	(52)

Total	$(7,801)

Substantially all of the unrealized loss of $24.6 million at June 30, 2009 for inventory hedges represented by futures contracts will be realized by the first quarter of 2010 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $3.3 million and $7.6 million for the three and six months ended June 30, 2009, respectively.  As of June 30, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond December 2010.  In addition, at June 30, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gains and losses on Buckeye’s derivative instruments for the three and six months ended June 30, 2009 were as follows (in thousands):

	Gain or (Loss) Recognized in
	Income on Derivatives
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Derivatives NOT designated as hedging instruments:
Product sales*	$13,866	$571

Cost of product sales*	$(19,007)	$(11,461)

Derivatives designated as hedging instruments:
Cost of product sales*	$31,251	$27,429
Cost of product sales - hedged inventory	$(31,183)	$(55,179)

* Commodity contracts

12.         FAIR VALUE MEASUREMENTS

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis as of the measurement date, June 30, 2009, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

Recurring

	June 30, 2009		December 31, 2008
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial Assets:
Commodity derivatives	$4,508	$15,769	$25,225	$79,322
Asset held in trust	1,793	—	3,648	—

Financial Liabilities:
Interest rate derivatives	—	(52)	—	(333)
Commodity derivatives	(24,640)	(3,010)	(50,806)	(1,045)
Total	$(18,339)	$12,707	$(21,933)	$77,944

The value of the Level 1 commodity derivative assets and liabilities were based on quoted market prices obtained from the NYMEX.  The value of the Level 1 asset held in trust was obtained from quoted market prices.  The value of the Level 2 commodity derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivative was based on observable market data related to similar obligations.

The commodity derivative assets of $15.8 million and $79.3 million as of June 30, 2009 and December 31, 2008, respectively, are net of credit valuation adjustments (“CVA”) of ($0.8) million and ($0.6) million, respectively.  Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate.  The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.

Non-Recurring

In addition, the net assets held for sale of $5.8 million, as discussed in Note 2, are Level 3 assets and liabilities and are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances. The estimated fair value was based on a probability weighted combination of income and market approaches as disclosed in Note 2.

13. EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and diluted net income per LP Unit is calculated by dividing net income, after deducting the amount allocated to Buckeye GP, by the weighted-average number of LP Units outstanding during the period.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table is a reconciliation of the number of LP Units used in the basic and diluted earnings per LP Unit calculations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Weighted average LP Units outstanding	51,243	48,368	49,830	47,116

Diluted:
Weighted average LP Units outstanding	51,243	48,368	49,830	47,116

Dilutive effect of unit-based grants (1)	—	26	—	28
Total	51,243	48,394	49,830	47,144

(1)                For the 2009 periods presented, the dilutive effect of unit-based compensation was not presented because their effect on the net loss per LP Unit would have been antidilutive.

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table displays the components of Accumulated Other Comprehensive Loss on the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2009	2008
Accumulated Other Comprehensive Loss:
Adjustments to funded status of Retirement Income Guarantee Plan and Retiree Medical Plan	$2,440	$(5,530)
Derivative instruments	(7,912)	(8,935)
Accumulated amortization of Retirement Income Guarantee Plan and Retiree Medical Plan	(4,860)	(4,502)

Total	$(10,332)	$(18,967)

In connection with Buckeye’s reorganization expense, $8.0 million of the aggregate expense of $28.1 million has been recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan (see Note 3).

15.  CASH DISTRIBUTIONS

Buckeye generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On July 28, 2009, Buckeye declared a quarterly cash distribution of $0.9125 per LP Unit payable on August 31, 2009 to unitholders of record on August 7, 2009.  The total cash distribution to unitholders will amount to approximately $58.8 million, which includes an incentive distribution of approximately $11.7 million payable to Buckeye GP.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.  RELATED PARTY TRANSACTIONS

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

Under certain agreements, Buckeye is obligated to reimburse Services Company for substantially all direct and indirect costs related to the business activities of Buckeye and its subsidiaries. Services Company is reimbursed for expenses that are related to insurance, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses except that BGH previously reimbursed Services Company for the executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried employees.  Effective January 1, 2009, Buckeye and its operating subsidiaries have agreed to pay for all executive compensation and related benefits earned by Buckeye GP’s four highest salaried officers in exchange for an annual fixed payment from BGH in the amount of $3.6 million.  Total costs incurred by Buckeye for the above services totaled $52.7 million and $25.0 million for the three months ended June 30, 2009 and 2008, respectively, and $81.3 million and $49.9 million for the six months ended June 30, 2009 and 2008, respectively.  These costs were reimbursed to Services Company by Buckeye.   BGH paid Buckeye $0.9 million in the three months ended June 30, 2009, and $1.8 million in the six months ended June 30, 2009, which represents one half of the $3.6 million payment described above.

Services Company, which is beneficially owned by the ESOP, owned 2.1 million of Buckeye’s LP Units (approximately 4.0% of the LP Units outstanding) as of June 30, 2009.  Distributions received by Services Company from Buckeye on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.9 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $3.8 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively.

Buckeye incurred a senior administrative charge (the “charge”) for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended June 30, 2008, and $0.5 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively. The charge was waived indefinitely on April 1, 2009.  As a result, there was no charge recorded in the second quarter of 2009.

Buckeye GP receives incentive distributions from Buckeye pursuant to its partnership agreement and incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit.  Incentive distribution payments totaled $11.5 million and $9.7 million for the three months ended June 30, 2009 and 2008, respectively, and $22.0 million and $18.7 million for the six months ended June 30, 2009 and 2008, respectively.

17.  UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

On March 20, 2009, Buckeye’s 2009 LTIP became effective.  The LTIP, which is administered by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of phantom units (“Phantom Units”), performance units (“Performance Units”) and in certain cases distribution equivalent rights (“DERs”) which provide the participant a right to receive payments based on distributions made by Buckeye on the LP Units. Phantom Units are notional LP Units whose vesting is subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom Units entitle a participant to receive an LP Unit, without payment of an exercise price, upon vesting.  Performance Units are notional LP Units whose vesting is subject to the attainment of one or more performance goals, and which

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

entitle a participant to receive LP Units, without payment of an exercise price, upon vesting. DERs are rights to receive a cash payment per Phantom Unit or Performance Unit, as applicable, equal to the per unit cash distribution paid by Buckeye on its LP Units. Generally, all LTIP awards granted automatically vest upon a change of control, as defined in the LTIP.

The number of LP Units that may be granted under the LTIP may not exceed 1,500,000, subject to certain adjustments.   The number of LP Units that may be granted to any one individual in a calendar year will not exceed 100,000.  If awards are forfeited, terminated or otherwise not paid in full, the LP Units underlying such awards will again be available for purposes of the LTIP.  Persons eligible to receive grants under the LTIP are (i) officers and employees of Buckeye, Buckeye GP and any of their affiliates and (ii) independent members of the Board of Directors of Buckeye GP or of MainLine Management.  Phantom Units or Performance Units may be granted to participants at any time and from time to time as may be determined by the Compensation Committee.

The fair value of both the Performance Unit and Phantom Unit grants is based on the average market price of Buckeye’s LP Units on the date of grant adjusted for an estimated forfeiture rate as appropriate. Compensation expense is estimated and recorded over the period the grants are earned, which is the vesting period.   Compensation expense estimates are updated periodically.  The aggregate compensation expense recorded is based only on those awards that actually vest. The vesting of the Performance Unit awards is also contingent upon the attainment of predetermined performance goals, which, depending on the level of attainment, could increase or decrease the value of the awards at settlement. Quarterly distributions paid on DERs associated with Phantom Units will be recorded as a reduction of Limited Partners’ Capital on Buckeye’s condensed consolidated balance sheet.

2009 LTIP Awards

On April 30, 2009, the Compensation Committee granted 43,755 Phantom Units to employees, 18,000 Phantom Units to independent directors, and 87,520 Performance Units to employees. The vesting period for the Phantom Units is one year or three years of service for grants to directors or employees, respectively.  The vesting criteria for the Performance Units is three years of service and the attainment of a performance goal (by Buckeye), defined in the award agreements as “distributable cash flow”, over the three-year period.

Phantom Unit grantees will be paid quarterly distributions on DERs associated with Phantom Units over their respective vesting periods of one year or three years in the same amounts per Phantom Unit as distributions paid on Buckeye’s LP Units over those same three-year or one-year periods. The amount paid with respect to Phantom Unit distributions was $0.05 million for the three months ended June 30, 2009.  Distributions may be paid on Performance Units at the end of the three year vesting period. In such case, DERs will be paid on the number of LP Units for which the Performance Units will be settled.

The following table sets forth the LTIP activity for the six months ended June 30, 2009:

LTIP Units

Outstanding, January 1, 2009	—
Granted (1)	149,275
Vested	—
Forfeited	—
Outstanding, June 30, 2009 (2)	149,275

(1)          The weighted average price per unit for the 2009 Phantom Unit and Performance Unit awards on the date of grant of April 30, 2009, which is utilized in the calculation of compensation expense, was $39.06.

(2)          The aggregate intrinsic value of all outstanding LTIP units at June 30, 2009 was approximately $6.4 million.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2009, Buckeye had approximately $4.9 million of unrecognized compensation expense related to unvested outstanding awards under the LTIP based upon the grant-date fair value of the awards.

Option Plan

Buckeye also sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it historically granted to employees options to purchase LP Units at the market price of the LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As unit options are exercised, Buckeye issues new LP Units. Buckeye has not historically repurchased, and does not expect to repurchase in 2009, any of its LP Units.

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

Due to regulations adopted under Internal Revenue Code Section 409A, holders of unit options granted during 2008 would have been subject to certain adverse tax consequences if the terms of the grant were not modified. Buckeye received the approval of the holders of unit options granted in 2008 to shorten the term of those options to avoid the adverse tax consequences under Section 409A.  Unit options granted before January 1, 2008 were not impacted by the IRS regulations.  This modification will not have a material impact on Buckeye’s financial results.  Following the adoption of the LTIP on March 20, 2009, Buckeye ceased making additional grants under the Option Plan.

Buckeye recorded $0.4 million and $0.1 million in unit-based compensation expense for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

18.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$207	$352	$105	$233
Interest cost	369	478	491	694
Expected return on plan assets	(189)	(468)	—	—
Amortization of prior service benefit	(118)	(218)	(859)	(1,124)
Amortization of unrecognized losses	355	155	261	410
Settlement / curtailment charge(1)	7,171	—	800	—
Net periodic benefit costs	$7,795	$299	$798	$213

For the six months ended June 30, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows (in thousands):

	RIGP		Retiree Medical Plan
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$415	$705	$210	$465
Interest cost	740	956	983	1,387
Expected return on plan assets	(380)	(936)	—	—
Amortization of prior service benefit	(235)	(436)	(1,719)	(2,248)
Amortization of unrecognized losses	712	311	522	821
Settlement / curtailment charge(1)	7,171	—	800	—
Net periodic benefit costs	$8,423	$600	$796	$425

(1)  In connection with Buckeye’s reorganization, $8.0 million of the aggregate amount of $28.1 million of expenses incurred has been recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments (see Note 3).

On April 8, 2009, Buckeye voluntarily contributed $0.3 million to the RIGP.  Buckeye expects to fund approximately $3.5 million to the RIGP during the third quarter of 2009.

19.  SEGMENT INFORMATION

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Adjusted EBITDA

In the first quarter of 2009, Buckeye revised its internal management reports to provide senior management, including the Chief Executive Officer, more information about earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA.  Adjusted EBITDA is defined by Buckeye as EBITDA plus the difference between the estimated annual land lease expense for Buckeye’s natural gas storage facility to be recorded under GAAP and the actual cash to be paid for the annual land lease. Adjusted EBITDA eliminates this level of noncash land lease expense incurred solely in the Natural Gas Storage segment. Additionally, Buckeye’s management has excluded the Buckeye NGL Pipeline impairment expense of $72.5 million and the reorganization expense of $28.1 million from Adjusted EBITDA. Adjusted EBITDA is now the primary measure used by senior management to evaluate Buckeye’s operating results and to allocate Buckeye’s resources. EBITDA and Adjusted EBITDA are non-GAAP measures of performance and are reconciled to the most comparable U.S. GAAP measure, net income attributable to unitholders. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA” for more information.

Each segment uses the same accounting policies as those used in the preparation of Buckeye’s condensed consolidated financial statements. All inter-segment revenues, operating income, and assets have been eliminated.  All periods are presented on a consistent basis.  All of Buckeye’s operations and assets are conducted and located in the United States.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial information about each segment, EBITDA and Adjusted EBITDA are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Pipeline Operations	$98,175	$98,887	$197,370	$195,277
Terminalling and Storage	29,429	27,114	60,072	54,746
Natural Gas Storage	16,672	15,186	31,749	26,650
Energy Services	201,676	347,768	470,156	582,315
Other Operations	8,805	10,757	17,930	21,626
Intersegment	(3,537)	(7,164)	(9,217)	(7,790)
Total	$351,220	$492,548	$768,060	$872,824

Operating (loss) income:
Pipeline Operations	$(50,033)	$38,953	$(5,117)	$75,641
Terminalling and Storage	11,041	10,297	22,034	23,267
Natural Gas Storage	5,794	7,691	12,032	12,560
Energy Services	(1,480)	(231)	4,932	1,495
Other Operations	170	1,958	1,714	3,837
Total	$(34,508)	$58,668	$35,595	$116,800

Depreciation and amortization:
Pipeline Operations	$9,724	$9,365	$19,301	$18,613
Terminalling and Storage	2,019	1,516	3,885	3,004
Natural Gas Storage	1,345	1,702	2,926	2,750
Energy Services	1,063	444	2,122	734
Other Operations	524	433	921	857
Total	$14,675	$13,460	$29,155	$25,958

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Adjusted EBITDA:
Pipeline Operations	$57,942	$48,984	$113,755	$96,557
Terminalling and Storage	15,465	11,841	28,290	26,340
Natural Gas Storage	8,556	10,165	17,514	16,642
Energy Services	554	186	8,032	2,181
Other Operations	1,689	2,117	3,221	4,184
Total	$84,206	$73,293	$170,812	$145,904

GAAP reconciliation:

Net (loss) income attributable to Buckeye Partners, L.P.	$(48,371)	$40,852	$5,389	$83,669
Less: (Loss) income from discontinued operations	—	(8)	—	1,405
Net (loss) income attributable to Buckeye Partners, L.P. unitholders from continuing operations	(48,371)	40,860	5,389	82,264
Interest and debt expense	16,061	18,021	33,237	35,955
Income tax expense	63	198	128	426
Depreciation and amortization	14,675	13,460	29,155	25,958
EBITDA	(17,572)	72,539	67,909	144,603
Non-cash deferred lease expense	1,125	754	2,250	1,301
Asset impairment expense	72,540	—	72,540	—
Reorganization expense	28,113	—	28,113	—
Adjusted EBITDA	$84,206	$73,293	$170,812	$145,904

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Capital additions:
Pipeline Operations	$12,001	$13,844
Terminalling and Storage	10,662	7,217
Natural Gas Storage	14,381	10,020
Energy Services	1,797	1,420
Other Operations	113	—
Total	$38,954	$32,501

Acquisitions:
Pipeline Operations	$10	$9,264
Terminalling and Storage	—	19,461
Natural Gas Storage	—	438,765
Energy Services	—	143,126
Other Operations	—	—
Total	$10	$610,616

	June 30,	December 31,
	2009	2008
Assets:
Pipeline Operations (1)	$1,546,009	$1,630,049
Terminalling and Storage	473,096	473,807
Natural Gas Storage	536,994	503,278
Energy Services	324,986	333,967
Other Operations	73,416	93,309
Total	$2,954,501	$3,034,410

Goodwill:
Pipeline Operations	$—	$—
Terminalling and Storage (2)	38,184	39,952
Natural Gas Storage	169,560	169,560
Energy Services	1,178	1,132
Other Operations	—	—
Total	$208,922	$210,644

(1)          All equity investments are included in the assets of the Pipeline Operations segment.

(2)          Goodwill decreased as of June 30, 2009 from December 31, 2008 due to the finalization of the purchase price allocation of a terminal in Albany, New York which was purchased on August 28, 2008.  Goodwill decreased by approximately $1.8 million and was allocated to property, plant, and equipment as a result of the finalization of the purchase price allocation.

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

Buckeye has one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 64 active products terminals that provide aggregate storage capacity of approximately 24.7 million barrels. In addition, Buckeye operates and maintains approximately 2,400 miles of other pipelines under agreements with major oil and chemical companies.  Buckeye also owns and operates a major natural gas storage facility in northern California which provides approximately 33 billion cubic feet (“Bcf”) of gas capacity and a wholesale distributor of refined petroleum products in the northeastern and midwestern United States in areas also served by Buckeye’s pipelines and terminals.

Buckeye conducts business in five reportable operating segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 19 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s operating segments.

RECENT DEVELOPMENTS

In early 2009, Buckeye began a “best practices” review of its business processes and organizational structure to identify improved efficiencies and cost savings in response to rapidly changing needs in the energy markets. This review culminated in the approval of an organizational restructuring by the Board.

The organizational restructuring includes a workforce reduction of approximately 260 employees, or nearly 25% of Buckeye’s workforce.  The program was initiated in the second quarter and is expected to be substantially completed by the end of 2009. From June 18 to June 29, 2009, Buckeye offered certain eligible employees the option of enrolling in a voluntary early retirement program, of which approximately 80 employees accepted. The remaining affected positions were eliminated involuntarily under Buckeye’s ongoing severance plan. The restructuring also will include the relocation of some employees consistent with the goals of the reorganization. In connection with this organizational restructuring, Buckeye incurred $28.1 million of expenses in the second quarter of 2009 and expects to incur additional expenses in 2009 that are estimated to be $2.0 to $4.0 million (see Note 3 to the condensed consolidated financial statements).

Buckeye also recorded a non-cash charge in the second quarter of 2009 of $72.5 million for a material impairment to its natural gas liquids pipeline system (the “Buckeye NGL Pipeline”) that spans from Wattenberg, Colorado to Bushton, Kansas. This impairment was the result of significant volume losses to a competitive pipeline system during the second quarter (see Note 2 to the condensed consolidated financial statements).

ADJUSTED EBITDA

In the first quarter of 2009, Buckeye revised its internal management reports to provide senior management, including the Chief Executive Officer, more information about EBITDA and Adjusted EBITDA (each as defined below).  Adjusted EBITDA is now the primary measure used by senior management to evaluate Buckeye’s operating results and to allocate Buckeye’s resources.

EBITDA, a measure not defined under generally accepted accounting principles (“GAAP”), is defined by Buckeye as net income attributable to Buckeye unitholders before income from continuing operations, interest expense, income taxes and depreciation and amortization.  EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. The EBITDA measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of Buckeye’s businesses and from intangible assets recognized in business combinations. Additionally, EBITDA is unaffected by Buckeye’s capital structure. Adjusted EBITDA, which also is a non-GAAP measure, is defined by Buckeye as EBITDA plus the difference between the estimated annual land lease expense for Buckeye’s natural gas storage facility to be recorded under GAAP and the actual cash to be paid for the annual land lease. Adjusted EBITDA eliminates this level of noncash land lease expense incurred in the Natural Gas Storage segment. Additionally, in the second quarter of 2009, Buckeye’s management redefined Adjusted EBITDA to exclude the Buckeye NGL impairment expense of $72.5 million and the reorganization expense of $28.1 million from Adjusted EBITDA in order to evaluate the results of Buckeye’s operations on a consistent basis over multiple time periods.

Because EBITDA and Adjusted EBITDA exclude some items that affect net income attributable to Buckeye’s unitholders and these items may vary among other companies, the EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies. Management uses Adjusted EBITDA to evaluate consolidated operating performance and the operating performance of the operating segments and to allocate resources and capital to the operating segments.  Additionally, Buckeye’s management uses Adjusted EBITDA as a performance measure on a consolidated and segment level, to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities.

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

RESULTS OF OPERATIONS

The table below presents Adjusted EBITDA (consolidated total and by segment) for the three and six months ended June 30, 2009 and 2008 and a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to unitholders of Buckeye, which is the most comparable GAAP financial measure (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Adjusted EBITDA:
Pipeline Operations	$57,942	$48,984	$113,755	$96,557
Terminalling and Storage	15,465	11,841	28,290	26,340
Natural Gas Storage	8,556	10,165	17,514	16,642
Energy Services	554	186	8,032	2,181
Other Operations	1,689	2,117	3,221	4,184
Total	$84,206	$73,293	$170,812	$145,904

GAAP reconciliation:
Net (loss) income attributable to Buckeye Partners, L.P.	$(48,371)	$40,852	$5,389	$83,669
Less: (Loss) income from discontinued operations	—	(8)	—	1,405
Net (loss) income attributable to Buckeye Partners, L.P. unitholders from continuing operations	(48,371)	40,860	5,389	82,264
Interest and debt expense	16,061	18,021	33,237	35,955
Income tax expense	63	198	128	426
Depreciation and amortization	14,675	13,460	29,155	25,958
EBITDA	(17,572)	72,539	67,909	144,603
Non-cash deferred lease expense	1,125	754	2,250	1,301
Asset impairment expense	72,540	—	72,540	—
Reorganization expense	28,113	—	28,113	—
Adjusted EBITDA	$84,206	$73,293	$170,812	$145,904

A summary of financial information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Pipeline Operations	$98,175	$98,887	$197,370	$195,277
Terminalling and Storage	29,429	27,114	60,072	54,746
Natural Gas Storage	16,672	15,186	31,749	26,650
Energy Services	201,676	347,768	470,156	582,315
Other Operations	8,805	10,757	17,930	21,626
Intersegment	(3,537)	(7,164)	(9,217)	(7,790)
Total	$351,220	$492,548	$768,060	$872,824

Total costs and expenses (including depreciation and amortization, asset impairment and reorganization):
Pipeline Operations	$148,208	$59,934	$202,487	$119,636
Terminalling and Storage	18,388	16,817	38,038	31,479
Natural Gas Storage	10,878	7,495	19,717	14,090
Energy Services	203,156	347,999	465,224	580,820
Other Operations	8,635	8,799	16,216	17,789
Intersegment	(3,537)	(7,164)	(9,217)	(7,790)
Total	$385,728	$433,880	$732,465	$756,024

Depreciation and amortization:
Pipeline Operations	$9,724	$9,365	$19,301	$18,613
Terminalling and Storage	2,019	1,516	3,885	3,004
Natural Gas Storage	1,345	1,702	2,926	2,750
Energy Services	1,063	444	2,122	734
Other Operations	524	433	921	857
Total	$14,675	$13,460	$29,155	$25,958

Asset impaiment expense:
Pipeline Operations	$72,540	$—	$72,540	$—

Reorganization expense:
Pipeline Operations	$23,054	$—	$23,054	$—
Terminalling and Storage	2,402	—	2,402	—
Natural Gas Storage	291	—	291	—
Energy Services	944	—	944	—
Other Operations	1,422	—	1,422	—
Total	$28,113	$—	$28,113	$—

Operating (loss) income:
Pipeline Operations	$(50,033)	$38,953	$(5,117)	$75,641
Terminalling and Storage	11,041	10,297	22,034	23,267
Natural Gas Storage	5,794	7,691	12,032	12,560
Energy Services	(1,480)	(231)	4,932	1,495
Other Operations	170	1,958	1,714	3,837
Total	$(34,508)	$58,668	$35,595	$116,800

Second Quarter of 2009 Compared to Second Quarter of 2008

Consolidated

Adjusted EBITDA increased by $10.9 million to $84.2 million in the second quarter of 2009 from $73.3 million in the corresponding period in 2008. The improvement in Adjusted EBITDA was driven primarily by increased contributions from the Pipeline Operations and Terminalling and Storage segments. Revenues in these segments, excluding new terminals, were essentially flat when comparing the second quarter of 2009 with the second quarter of 2008 as the contribution from increased tariffs, fees and other revenues were offset by lower volumes. New terminals contributed $1.8 million of incremental Adjusted EBITDA. The majority of the increase in Adjusted EBITDA resulted from decreased operating expenses of $7.2 million. The decrease in expenses was generated by a combination of aggressive cost management actions related to operating expenses, particularly outside services, lower environmental remediation expenses and delays in certain non-critical maintenance spending. Other revenue increases of $1.6 million resulted from higher terminal storage revenue offset by declines in incidental and other revenue in the Pipeline Operations segment.  Higher income from equity investments and lower minority interest expense contributed an increase of $1.9 million.  Natural Gas Storage segment Adjusted EBITDA was down $1.6 million as a result of delays in the completion of a natural gas storage expansion project known as Kirby Hills II (the “Kirby Hills II Project”). Energy Services segment and Other Operations segment Adjusted EBITDA on a combined basis, was essentially flat when comparing the second quarter of 2009 with the second quarter of 2008. The revenue and expense factors affecting the increase in consolidated Adjusted EBITDA are more fully discussed below.

Revenue was $351.2 million in the second quarter of 2009, which is a decrease of $141.3 million or 28.7% from the corresponding period in 2008.  This overall decrease was caused primarily by a decrease in revenue from the Energy Services segment of $146.1 million resulting from a reduction in petroleum product prices in the current quarter, which correspondingly lowers the cost of product sales.  Generally, revenues in the Pipeline Operations segment and Terminalling and Storage segments remained constant as volume declines were equally offset by tariff increases.

Total costs and expenses were $385.7 million in the second quarter of 2009, which is a decrease of $48.2 million from the corresponding period in 2008. Total costs and expenses include the $72.5 million asset impairment expense and the $28.1 million reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements) which are not components of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include a decrease in petroleum product prices which resulted in a $144.8 million decrease in the Energy Services segment’s cost of product sales in the current quarter as compared to the corresponding period last year as well as delays in pipeline maintenance programs of $3.5 million in the current quarter of 2009.

Consolidated net loss from continuing operations attributable to Buckeye unitholders was $48.4 million in the second quarter of 2009 compared to consolidated net income of $40.9 million in the second quarter of 2008. The current quarter results also include a decrease of $2.0 million in interest and debt expense from the second quarter 2008 amount of $18.0 million related to lower borrowing rates on Buckeye’s revolving credit facility and the Energy Services segment’s credit agreement and an increase in capitalized interest for the gas storage facility expansion. In addition, depreciation and amortization increased by $1.2 million due to acquisitions made during 2008.

Pipeline Operations

Adjusted EBITDA from the Pipeline Operations segment of $57.9 million in the second quarter of 2009 increased by $8.9 million from $49.0 million in the second quarter of 2008. The increase in Adjusted EBITDA was driven primarily by lower operating expenses of $4.7 million, increased contribution from transportation services of $3.1 million and a net increase in minority interest and other of $2.1 million, partially offset by a decreased contribution from storage, rentals and other incidental services of $0.8 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $98.2 million in the second quarter of 2009, which is a decrease of $0.7 million or 0.7% from the corresponding period in 2008. Despite a decrease in transportation volumes of 5.8%, net transportation revenues were up $3.1 million due to increased tariffs and settlement revenues compared with the prior quarter. Revenues from storage, rentals, product sales and other incidental services were down $3.8 million from the second quarter of 2008.

Total costs and expenses were $148.2 million in the second quarter of 2009, which is an increase of $88.3 million from the corresponding period in 2008. Total costs and expenses include the $72.5 million asset impairment expense and $23.1 million of reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements) which are not components of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include decreases in integrity expenditures of $3.0 million, lower remediation and other expenses of $1.7 million and reduced costs of product sales of $2.9 million.

Operating loss was $50.0 million in the second quarter of 2009 compared to operating income of $39.0 million in the second quarter of 2008. Depreciation and amortization increased by $0.3 million in the second quarter of 2009.

Product volumes transported in the Pipeline Operations segment for the second quarter of 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
	2009	2008
Product
Gasoline	685,700	698,800
Distillate	245,400	279,400
Jet Fuel	345,100	371,900
LPG's	18,800	22,400
Natural gas liquids	20,500	22,100
Other products	10,000	12,100
Total	1,325,500	1,406,700

Terminalling and Storage

Adjusted EBITDA from the Terminalling and Storage segment of $15.5 million in the second quarter of 2009 increased by $3.7 million from $11.8 million in the second quarter of 2008. The increase in Adjusted EBITDA is due to the contribution from new terminals of $1.8 million, increased fees and other terminal revenue growth of $3.5 million and lower maintenance, remediation and other operating expenses of $2.6 million, partially offset by the impact of lower volume and settlement revenue of $4.2 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $29.4 million in the second quarter of 2009, which is an increase of $2.3 million or 8.5% from the corresponding period in 2008. This overall increase resulted primarily from $3.1 million of revenue in 2009 from terminals that were acquired at various times in 2008.  These increases were partially offset by a decrease in settlement revenue and an 11.9% volume decrease in the second quarter of 2009 as compared to the second quarter of 2008.

Total costs and expenses were $18.4 million in the second quarter of 2009, which is an increase of $1.6 million from the corresponding period in 2008. Total costs and expenses include $2.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include an increase of $1.7 million of operating expenses associated with the terminals acquired at various times in 2008 offset by a reduction of $1.9 million for environmental remediation expenses and tank integrity expenses.

Operating income was $11.0 million in the second quarter of 2009 compared to $10.3 million in the second quarter of 2008. Depreciation and amortization increased by $0.5 million in the second quarter of 2009.

Average daily throughput for the refined products terminals for the second quarter of 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended June 30,
	2009	2008

Products throughput	489,400	554,000

Natural Gas Storage

Adjusted EBITDA from the Natural Gas Storage segment of $8.6 million in the second quarter of 2009 decreased by $1.6 million from $10.2 million in the second quarter of 2008. The decrease in Adjusted EBITDA is primarily attributable to delays in the Kirby Hills II project. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $16.7 million in the second quarter of 2009, which is an increase of $1.5 million or 9.8% from the corresponding period in 2008. Lease revenue increased $1.4 million from the second quarter of 2008 while hub services and other revenue decreased $0.1 million.

Total costs and expenses were $10.9 million in the second quarter of 2009, which is an increase of $3.4 million from the corresponding period in 2008. Total costs and expenses include $0.3 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. The increase in costs and expenses was primarily attributable to delays in the Kirby Hills II project.

Operating income was $5.8 million in the second quarter of 2009 compared to $7.7 million in the second quarter of 2008. Depreciation and amortization decreased by $0.4 million in the second quarter of 2009.

Energy Services

Adjusted EBITDA from the Energy Services segment of $0.6 million in the second quarter of 2009 increased by $0.4 million from $0.2 million in the second quarter of 2008. The increase in Adjusted EBITDA was driven by a 31% increase in sales volume and improved margins. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $201.7 million in the second quarter of 2009, which is a decrease of $146.1 million or 42.0% from the corresponding period in 2008. This overall decrease was primarily due to a decrease in petroleum product prices, which correspondingly lowers the cost of product sales, partially offset by a 31% increase in volumes.

Total costs and expenses were $203.2 million in the second quarter of 2009, which is a decrease of $144.8 million from the corresponding period in 2008. Total costs and expenses include $0.9 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include a decrease in petroleum product prices in the current quarter as compared to the same period last year.

Operating loss was $1.5 million in the second quarter of 2009 compared to $0.2 million in the second quarter of 2008. Depreciation and amortization increased by $0.6 million in the second quarter of 2009.

Other Operations

Adjusted EBITDA from the Other Operations segment of $1.7 million in the second quarter of 2009 decreased by $0.4 million from $2.1 million in the second quarter of 2008. This decrease in Adjusted EBITDA was driven by lower revenues from operations and maintenance contracts partially offset by lower operating expenses. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third party pipelines, was $8.8 million in the second quarter of 2009 compared to $10.8 million in the corresponding period in 2008.  The decrease in revenues resulted from reduced operating services revenues of $2.0 million reflecting a customer’s termination of a contract in the second quarter of 2008.

Total costs and expenses were $8.6 million in the second quarter of 2009, which is a $0.2 million decrease from the corresponding period in 2008.  Total costs and expenses include $1.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include reduced operating expenses associated with the terminated customer contract discussed above.

Operating income was $0.2 million in the second quarter of 2009 compared to $2.0 million in the second quarter of 2008. Depreciation and amortization increased $0.1 million in the second quarter of 2009.

Six Months of 2009 Compared to Six Months of 2008

Consolidated

Adjusted EBITDA increased by $24.9 million to $170.8 million in the first six months of 2009 from $145.9 million in the corresponding period in 2008. All operating segments, with the exception of Other Operations, contributed to this increase. Contributions from increased tariffs, fees, settlement and other revenues offset the impact of lower overall volumes in both the Pipeline Operations and Terminalling and Storage segments by $9.0 million. In addition, new terminal capacity generated $4.7 million of incremental Adjusted EBITDA. Further contributing to the increase in Adjusted EBITDA was the continued effectiveness of cost control measures implemented in the first six months of 2009. Largely as a result of these efforts, combined with the delay of certain non-critical maintenance activities, overall spending levels were down $3.9 million in the first six months of 2009 compared to the first six months of 2008 despite a $1.9 million increase in environmental expenses. Equity investment performance and lower minority interest expense contributed an increase of $1.6 million.  The Energy Services segment generated $5.8 million of incremental Adjusted EBITDA due to increased volumes and improved margins. The Natural Gas Storage segment contributed $0.9 million of additional Adjusted EBITDA period over period despite the delay in the start up of its Kirby Hills II facility. The Other Operations segment’s Adjusted EBITDA contribution was down $1.0 million in the first six months of 2009 compared to the corresponding period in 2008. The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.

Revenue was $768.1 million in the first six months of 2009, which is a decrease of $104.8 million or 12.0% from the corresponding period in 2008.  This overall decrease was caused primarily by a decrease in revenues from the Energy Services segment of $112.2 million. This decline reflects an overall reduction in petroleum product prices in the first six months of 2009 as compared to the corresponding period last year.  Increased volumes in the Terminalling and Storage segment partially offset the overall decrease in revenues.

Total costs and expenses were $732.5 million in the first six months of 2009, which is a decrease of $23.6 million from the corresponding period in 2008. Total costs and expenses include the $72.5 million asset impairment expense and the $28.1 million reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements) which are not components of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include a decrease in petroleum product prices which resulted in a $115.6 million decrease in the Energy Services segment’s cost of product sales in the first six months of 2009 as compared to the corresponding period last year as well as overall cost management efforts offset by operating costs for new terminals and the cost of gas stored by third parties.

Consolidated net income from continuing operations attributable to Buckeye unitholders was $5.4 million in the first six months of 2009 compared to $82.3 million in the first six months of 2008. The current period results also include a decrease of $2.8 million in interest and debt expense from $36.0 million in the same period in 2008 due to lower borrowing rates on Buckeye’s revolving credit facility and the Energy Service’s segment’s credit agreement in 2009 as compared to 2008 and an increase in capitalized interest for gas storage facility expansion. In addition, depreciation and amortization increased by $3.2 million due to acquisitions made during 2008.

Pipeline Operations

Adjusted EBITDA from the Pipeline Operations segment of $113.8 million during the first six months of 2009 increased by $17.2 million from $96.6 million during the first six months of 2008. The increase in Adjusted EBITDA was driven by higher transportation tariffs and fees totaling $17.8 million, offset by volume-related declines of $7.1 million, an increase of $1.4 million in equity income and a decrease in maintenance and other expenses partially offset by higher environmental costs totaling $4.7 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $197.4 million in the first six months of 2009, which is an increase of $2.1 million or 1.1% from the corresponding period in 2008. While transportation volumes were down 3.5%, net transportation revenues were up $11.6 million due to increased tariffs and settlement revenues compared with the prior year period. Revenues from product sales, rentals and other incidental services were down $9.5 million from the prior year period. The decreased product sales were the result of reduced product volumes sold to a wholesale distributor.

Total costs and expenses were $202.5 million in the first six months of 2009, which is an increase of $82.9 million from the corresponding period in 2008. Total costs and expenses include the $72.5 million asset impairment expense and $23.1 million of reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements), which are not components of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include decreases in integrity program expenditures of $4.3 million, reduced costs of product sales and other services of $7.7 million, partially offset by increased remediation expenses of $1.3 million.

Operating loss was $5.1 million in the first six months of 2009 compared to operating income of $75.6 million in the first six months of 2008. Depreciation and amortization increased $0.7 million in the first six months of 2009 in comparison to the same period in 2008.

Product volumes transported in the Pipeline Operations segment during the first six months of 2009 and 2008 were as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
	2009	2008
Product
Gasoline	659,200	670,000
Distillate	299,000	308,400
Jet Fuel	339,200	364,100
LPG's	16,600	18,900
Natural gas liquids	20,900	21,600
Other products	11,700	12,100
Total	1,346,600	1,395,100

Terminalling and Storage

Adjusted EBITDA from the Terminalling and Storage segment of $28.3 million during the first six months of 2009 increased by $2.0 million from $26.3 million during the first six months of 2008. The increase in Adjusted EBITDA reflects the contribution of new terminals of $4.7 million, increased fees and other terminal revenue growth of $5.0 million and lower overall expenses of $0.5 million, offset by lower settlement revenue and terminal volumes of $7.1 million and higher remediation expenses of $1.1 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $60.1 million during the first six months of 2009, which is an increase of $5.3 million or 9.7% from the corresponding period in 2008. This overall increase resulted primarily from $7.4 million of revenue in the first six months of 2009 from terminals that were acquired at various times in 2008.  Terminalling revenue increased by $5.0 million as a result of increases in rates and terminalling services consisting primarily of ethanol blending.  These increases were partially offset by a decrease of $7.1 million resulting from decreases in settlement revenue and terminal volumes which declined 6.1%.

Total costs and expenses were $38.0 million during the first six months of 2009, which is an increase of $6.6 million from the corresponding period in 2008. Total costs and expenses include $2.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements) which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include an increase of $3.2 million of operating expenses for the terminal acquisitions made at various times in 2008 and an increase in remediation expenses totaling $1.1 million.

Operating income was $22.0 million during the first six months of 2009 and $23.3 million during the first six months of 2008. Depreciation and amortization increased $0.9 million in the first six months of 2009.

Average daily throughput for the refined products terminals during the first six months of 2009 and 2008 were as follows:

	Average Barrels Per Day
	Six Months Ended June 30,
	2009	2008

Products throughput	505,100	538,100

Natural Gas Storage

Adjusted EBITDA from the Natural Gas Storage segment of $17.5 million during the first six months of 2009 increased by $0.9 million from $16.6 million during the first six months of 2008. The increase in Adjusted EBITDA was primarily a result of higher lease and storage revenue. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $31.7 million during the first six months of 2009, which is an increase of $5.1 million or 19.1% from the corresponding period in 2008. This overall increase resulted primarily from the inclusion of a full six months of revenue in 2009 compared to approximately five and one half months in the corresponding period in 2008, reflecting Buckeye’s purchase of Lodi Gas Storage, L.L.C. on January 18, 2008, as well as increased hub services revenues in the first six months of 2009 driven by increased marketing efforts.

Total costs and expenses were $19.7 million during the first six months of 2009, which is an increase of $5.6 million from the corresponding period in 2008. Total costs and expenses include $0.3 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include expenses related to the acquisition of Lodi Gas Storage, L.L.C., which experienced a full six months of activity in 2009 versus five and one half months in 2008.

Operating income was $12.0 million during the first six months of 2009 and $12.6 million during the first six months of 2008.  Depreciation and amortization increased $0.1 million in the first six months of 2009 from the corresponding period in 2008.

Energy Services

Adjusted EBITDA from the Energy Services segment of $8.0 million during the first six months of 2009 increased by $5.8 million from $2.2 million during the first six months of 2008. This increase in Adjusted EBITDA was a result of a 71% increase in sales volume and improved margins.  The revenue and cost factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $470.2 million in the first six months of 2009, which is a decrease of $112.2 million or 19.3% from the corresponding period in 2008. This overall decrease was primarily due to a decline in petroleum product prices, which correspondingly lowers the cost of products sales, partially offset by a 71% higher in volumes due to the inclusion of a full six months of revenue in 2009 compared to approximately four and one half months in the corresponding period in 2008 for the acquisition of Farm & Home Oil Company LLC.

Total costs and expenses were $465.2 million in the first six months of 2009, which is a decrease of $115.6 million from the corresponding period in 2008.  Total costs and expenses include $0.9 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include a decrease in commodity prices in the first six months of 2009 as compared to the same period last year. This decrease was partially offset by the inclusion of six months of operations in 2009 for the acquisition of Farm & Home Oil Company LLC.

Operating income was $4.9 million during the first six months of 2009 and $1.5 million during the first six months of 2008. Depreciation and amortization increased $1.4 million in the first six months of 2009 due to the acquisitions discussed above.

Other Operations

Adjusted EBITDA from the Other Operations segment of $3.2 million during the first six months of 2009 decreased by $1.0 million from $4.2 million during the first six months of 2008. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third-party pipelines, was $17.9 million during the first six months of 2009 compared to $21.6 million during the first six months of 2008.  The decrease in revenues resulted from reduced operating services and construction revenues of $3.7 million reflecting a customer’s termination of a contract in the second quarter of 2008.

Total costs and expenses were $16.2 million during the first six months of 2009, a reduction of $1.6 million from the corresponding period in 2008. Total costs and expenses include $1.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include reduced operating expenses associated with a terminated customer contract and construction contract activity.

Operating income was $1.7 million during the first six months of 2009 and $3.8 million during the first six months of 2008. Depreciation and amortization increased $0.1 million in the first six months of 2009 and income taxes decreased by $0.3 million in the same period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Indicators

Buckeye’s financial condition at June 30, 2009 and December 31, 2008 is highlighted in the following comparative summary:

	As of
	June 30, 2009	December 31, 2008

Current ratio (1)	1.4 to 1	1.4 to 1
Working capital (in thousands) (2)	$115,392	$122,314
Ratio of total debt to total capital (3)	0.55 to 1	0.57 to 1
Book value per limited partner unit ("LP Unit") (4)	$23.04	$24.30

(1)          Current assets divided by current liabilities

(2)          Current assets minus current liabilities

(3)          Total debt divided by total debt plus total Buckeye Partners, L.P. Unit holders’ capital

(4)          Total Buckeye LP Unit holders’ capital divided by Buckeye’s total LP Units outstanding at the end of the period

Typically, Buckeye’s principal sources of liquidity are cash from operations, borrowings under its unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of LP Units.  Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility.  Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from operations and a secured credit facility (the “BES Credit Agreement”).  Buckeye’s principal uses of cash are capital expenditures, distributions to LP Unit holders and acquisitions as described in “Cash Flows from Investing Activities” below.

In Buckeye’s Annual Report on Form 10-K, which was filed on March 2, 2009, it was disclosed that, as a result of the financial credit crisis which emerged in the third and fourth quarters of 2008, Buckeye had taken steps to preserve its liquidity.  These steps included maintaining increased cash balances, reducing discretionary capital expenditures and appropriately managing operating and administrative expenses.  In the first six months of 2009, credit, capital markets and overall economic conditions remained difficult.  However, credit and capital markets conditions improved enough that certain businesses with investment grade credit ratings were able to issue publicly-traded debt and other master limited partnerships were able to issue equity.  Buckeye continued to evaluate the condition of the debt and equity capital markets and, on March 31, 2009, Buckeye sold and issued 2.6 million LP Units in an underwritten public offering at a net price of $35.08 per LP Unit, after underwriting discounts and commissions of $1.17 per LP Unit, for net proceeds of approximately $91.2 million.  Proceeds from this offering were used to reduce outstanding borrowings under the Credit Facility.  On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000 LP Units.  Buckeye also used the net proceeds from this offering of approximately $13.6 million to reduce outstanding borrowings under the Credit Facility.

At June 30, 2009, Buckeye had approximately $395.9 million of liquidity available, consisting of approximately $22.0 million of cash and cash equivalents plus approximately $373.9 million available under the Credit Facility.  This availability assumes that Lehman Brothers, F.S.B. is unable to fund the remaining portion of its $20.0 million commitment under the Credit Facility, as discussed under “Credit Facility” below.  In addition, BES had $76.0 million available under the BES Credit Agreement, although such availability is subject to borrowing base requirements as discussed under “BES Credit Agreement” below.

Accordingly, Buckeye continues to believe that availability under its credit facilities coupled with cash flows from operations will be sufficient to fund its operations for 2009.

At June 30, 2009, Buckeye had an aggregate face amount of $1,458.0 million of debt, which consisted of $300.0 million of the 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of the 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of the 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of the 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes due 2018 (the “6.05% Notes”), $209.0 million outstanding under the Credit Facility and $99.0 million outstanding under the BES Credit Agreement (as discussed below). See Note 10 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair value of Buckeye’s aggregate long-term debt was estimated to be $1,296.2 million at June 30, 2009 and $1,271.7 million at December 31, 2008.  The fair values at June 30, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly issued debt with the market prices of publicly issued debt of other master limited partnerships that has similar credit ratings and terms.

Credit Facility

Buckeye has a borrowing capacity of $600.0 million under the Credit Facility (including Lehman Brothers Bank, FSB’s commitment as a lender as discussed below), which may be expanded up to $800.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0, subject to a provision that allows for an increase to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, and other adjustments as defined, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At June 30, 2009, Buckeye’s Funded Debt Ratio was 4.30 to 1.0. As permitted by the Credit Facility, $99.0 million of borrowings by BES under its separate credit agreement (discussed below) and

$72.5 million related to the Buckeye NGL impairment were excluded from the calculation of the Funded Debt Ratio. At June 30, 2009, Buckeye had committed $1.4 million in support of letters of credit.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheet.  The weighted average interest rate for borrowing outstanding under the Credit Facility was 0.63% at June 30, 2009.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets.  At June 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility. See Note 10 to the consolidated financial statements for more information about the terms of the Credit Facility.

Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings Inc., has committed, as a lender under the Credit Facility, $20.0 million, or 3.3% of Buckeye’s $600.0 million borrowing capacity under the Credit Facility but has recently not honored that commitment. Buckeye does not believe that the reduction in capacity under the Credit Facility resulting from the unavailability of Lehman Brothers Bank, FSB’s commitment will impair Buckeye’s ability to meet its liquidity needs.  At June 30, 2009, approximately $4.3 million of the outstanding balance of the Credit Facility related to amounts previously funded by Lehman Brothers Bank, FSB.

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

At June 30, 2009, BES’s Consolidated Tangible Net Worth (as defined in the BES Credit Agreement) and Consolidated Net Working Capital (as defined in the BES Credit Agreement) were $118.6 million and $75.5 million, respectively, and the Consolidated Leverage Ratio (as defined in the BES Credit Agreement) was 1.44 to 1.0.  The weighted average interest rate for borrowing outstanding under the BES Credit Agreement was 2.1% at June 30, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At June 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement. See Note 10 to the consolidated financial statements for more information about the terms of the BES Credit Agreement.

Derivatives

See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non-Trading Instruments” for a discussion of commodity derivatives used by Buckeye’s Energy Services segment.

In October 2008, Buckeye borrowed approximately $50.0 million under the Credit Facility.  In order to hedge its variable interest rate risk with respect to the amount borrowed, Buckeye concurrently entered into an interest rate swap agreement for a notional amount of $50.0 million.  Under the swap agreement, Buckeye paid a fixed rate of interest of 3.15% for 180 days and, in exchange, received a series of six monthly payments based on the 30-day London Interbank Offered Rate (“LIBOR”) in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR that Buckeye paid on the $50 million borrowed under the Credit Facility.  The swap settled on April 20, 2009.  Buckeye had designated the swap agreement as a cash flow hedge on December 3, 2008.  Changes in value between the trade date and the designation date were recognized in earnings. On April 21, 2009, Buckeye entered into another interest rate swap agreement for an additional 180 days on the same terms as the interest rate swap agreement entered into in October 2008, except that Buckeye agreed to pay a fixed interest rate of 0.63%. Buckeye designated the swap agreement as a cash flow hedge on the date the transaction occurred.

In January 2009, Buckeye entered into an additional interest rate swap agreement to hedge its variable rate risk on an additional $50.0 million in borrowing under the Credit Facility. Under the swap agreement, Buckeye is paying a fixed interest rate of 0.81% for 180 days and, in exchange, is receiving a series of six monthly payments based on the 30-day LIBOR in effect at the beginning of each monthly period. The amounts received by Buckeye correspond to the 30-day LIBOR that Buckeye pays on the additional $50.0 million borrowed under the Credit Facility. The swap agreement will settle on the maturity date of the last 30-day LIBOR period. Buckeye designated the swap agreement as a cash flow hedge at inception.

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

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty.  EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses.  Accordingly, Buckeye has recorded no provision for losses in the accompanying condensed consolidated financial statements because it is unable to determine whether or not a loss has been incurred or, if a loss has been incurred, a reasonable estimate or range of estimates of the amount of such losses.  Buckeye is assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

Cash Flows from Operations

The components of cash flows from operations for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Income from continuing operations	$7,849	$85,095
Depreciation and amortization	29,155	25,958
Asset impairment expense	72,540	—
Net changes in fair value of derivatives	4,672	—
Reorganization expense	28,113	—
Changes in current assets and liabilities	(44,388)	(1,522)
Changes in non-current assets and liabilities	2,345	(1,510)
Cash flows from discontinued operations	—	572
Other	2,291	2,580
Total	$102,577	$111,173

Cash flows from operations were $102.6 million for the first six months of 2009, a decrease of $8.6 million from the first six months of 2008.

For the six months ended June 30, 2009, cash used in working capital resulted primarily from increases in inventories of $27.7 million, prepaid and other current assets of $20.5 million, and trade receivables of $2.8 million, and a decrease in accrued and other current liabilities of $3.9 million.  These cash uses were partially offset by an increase in accounts payable of $5.8 million, and a decrease in construction and pipeline relocation receivables of $4.9 million.

Increases in inventory are primarily due to an increase in inventory purchases which are hedged with futures contracts that expire primarily in the winter months.  These inventory purchases were made for the purposes of storing inventory through the summer and selling the inventory in the next winter.  Increases in prepaid and other current assets are due to an increase in prepaid services within the Natural Gas Storage segment as well as an increase in customer deposits within the Energy Services segment.  The increase in trade receivables is due to the timing of collections as compared to amounts outstanding at year end.  The decrease in accrued and other current liabilities is due to the payment of accrued ammonia purchases at year end which were paid in the first quarter of 2009.  These decreases in accrued and other current liabilities were partially offset by an increase in accrued taxes.  The increase in accounts payable is due to an increase in trading activity within the Energy Services segment.   The decrease in construction and pipeline relocation receivables is due to a decrease in construction activity during the first six months of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Capital expenditures	$(39,819)	$(32,501)
Acquisitions and equity investments	(3,880)	(610,616)
Net expenditures for disposal of property, plant and equipment	21	(103)
Proceeds from the sale of discontinued operations	—	52,584
Total	$(43,678)	$(590,636)

In the first six months of 2009, Buckeye invested an additional $3.9 million in West Texas LPG Pipeline Limited Partnership (“WT LPG”) as Buckeye’s pro-rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and the installation of multiple booster stations.  The WT LPG expansion pipeline became operational in April 2009.  Eighty percent of WT LPG is owned by Chevron Pipe Line Co. and 20% is owned by Buckeye.

In the first six months of 2008, Buckeye expended $438.8 million for the acquisition of Lodi Gas Storage, L.L.C., $143.1 million for the acquisition of Farm & Home Oil Company LLC, and an aggregate of $28.7 million for the acquisitions of three terminals in Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the 50% member interest in WesPac Pipelines - San Diego LLC that Buckeye did not already own.

Capital expenditures are summarized below (net of amounts accrued at June 30, 2009 and 2008) (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Sustaining capital expenditures	$7,773	$8,067
Expansion and cost reduction	32,046	24,434
Total	$39,819	$32,501

Buckeye incurred $7.8 million and $8.1 million of sustaining capital expenditures and $32.0 million and $24.4 million of expansion and cost-reduction expenditures in the first six months of 2009 and 2008, respectively.  Expansion and cost reduction projects in 2009 included a natural gas storage expansion project known as Kirby Hills Phase II, as well as ethanol and butane blending projects at certain of Buckeye’s terminals, and the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey.  Expansion and cost-reduction projects in 2008 included ethanol and butane blending projects, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and the expansion of Kirby Hills Phase II.

Buckeye expects to spend approximately $80.0 million to $110.0 million in capital expenditures in 2009, of which approximately $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures and $65.0 million to $80.0 million is expected to relate to expansion and cost-reduction projects.  Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  In 2009, major expansion and cost-reduction expenditures, which represent growth capital, include the completion of Kirby Hills Phase II and will include the completion of the construction of additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye’s pipeline in Connecticut to a third party’s electric generation plant which is currently under construction.

Cash Flows from Financing Activities

On March 31, 2009, Buckeye issued 2.6 million LP Units in an underwritten public offering at $35.08 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.17 per LP Unit and offering expenses, were approximately $91.2 million, and were used to reduce amounts outstanding under the Credit Facility.  On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000 LP Units.  Buckeye also used the net proceeds from this offering of approximately $13.6 million to reduce outstanding borrowings under the Credit Facility.

During the first six months of 2009 and 2008, Buckeye borrowed $77.3 million and $313.0 million under its Credit Facility, respectively, and repaid $166.6 million and $156.0 million, respectively.  Buckeye borrowed $3.0 million under the BES Credit Agreement during the six months ended June 30, 2009.  In 2008, net payments under the BES Credit Agreement and BES’ previous credit agreement were $27.3 million. In January 2008, Buckeye received net proceeds of $298.0 million for the sale of the 6.05% Notes in an underwritten public offering to partially pre-fund the Lodi Gas acquisition.

Distributions to unitholders were $111.6 million in the first six months of 2009 compared to $98.5 million in the first six months of 2008.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 3.0 million LP Units in the first six months of 2009.

OTHER MATTERS

Accounting Pronouncements

See Note 1 to Buckeye’s condensed consolidated financial statements for a description of recently adopted and issued accounting pronouncements.

Forward Looking Statements

The information contained above in this Management’s Discussion and Analysis and elsewhere in this Form 10- Q includes “forward-looking statements.”  Such statements use forward-looking words such as “anticipate,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” or other similar words, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) price trends and overall demand for petroleum products and natural gas in the United States in general and in our service areas in particular (economic activity, weather, alternative energy sources, conservation and technological advances may affect price trends and demands); (2) competitive pressures from other transportation services or alternative fuel sources; (3) changes, if any, in laws and regulations, including, among others, safety, tax and accounting matters or Federal Energy Regulatory Commission regulation of our tariff rates; (4) liability for environmental claims; (5) security issues affecting our assets, including, among others, potential damage to our assets caused by vandalism, acts of war or terrorism; (6) construction costs, unanticipated capital expenditures and operating expenses to repair or replace our assets; (7) nonpayment or nonperformance by our customers; (8) our ability to successfully identify and complete strategic acquisitions and make cost saving changes in operations; (9) expansion in the operations of our competitors; (10) our ability to integrate any acquired operations into our existing operations and to realize anticipated cost savings and other efficiencies; (11) shut-downs or cutbacks at major refineries that use our services; (12) deterioration in our labor relations; (13) changes in real property tax assessments; (14) regional economic conditions; (15) disruptions to the air travel system; (16) interest rate fluctuations and other capital market conditions; (17) market conditions in our industry; (18) availability and cost of insurance on our assets and operations; (19) conflicts of interest between us, our general partner, the owner of our general partner and its affiliates; (20) the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; (21) the impact of government legislation and regulation on us; and (22) realizing the efficiencies expected to result from our reorganization.

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

As of June 30, 2009, the Energy Services segment had commodity derivative assets and liabilities as follows (in thousands):

June 30,
2009
Assets:
Fixed-price sales contracts	$12,759
Futures contracts for fixed-price sales contracts	4,508

Liability:
Futures contracts for inventory	(24,640)
Futures contract for natural gas	(376)

Total	$(7,749)

Substantially all of the unrealized loss of $24.6 million at June 30, 2009 for inventory hedges represented by futures contracts will be realized by the first quarter of 2010 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $3.3 million and $7.6 million for the three and six months ended June 30, 2009, respectively.  As of June 30, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond December 2010.  In addition, at June 30, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates indicated in the following table, the estimated fair value of portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		Gain (Loss)
Fair value assuming NO CHANGE in underlying commodity prices (as is)	Liability	$(7,749)
Fair value assuming 10% INCREASE in underlying commodity prices	Liability	$(24,886)
Fair value assuming 10% DECREASE in underlying commodity prices	Asset	$11,686

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

At June 30, 2009, Buckeye had total fixed-rate debt obligations at face value of $1,150.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes and $300.0 million of the 6.05% Notes.  The fair value of these obligations at June 30, 2009 was approximately $1,087.2 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by $81.7 million. Buckeye’s variable debt obligation was $209.0 million under the Credit Facility and $99.0 million under the BES Credit Agreement at June 30, 2009.  Based on the balances outstanding at June 30, 2009, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $3.1 million.

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

Item 1A. Risk Factors

In addition to the factors included in Buckeye’s Annual Report on Form 10-K for 2008, the reader should also consider the following risk factor:

We may not be able to realize the benefits of the organizational restructuring commenced in the second quarter of 2009, which could adversely impact our business and financial results.

In the second quarter of 2009, following our comprehensive “best practices” review of our business, we commenced a significant organizational restructuring designed to improve efficiencies and realize cost savings.  If we are unable to successfully realize the efficiencies and benefits of our reorganization, our financial results may be adversely impacted.  In addition, if we are unable to successfully realize the operational benefits of our reorganization, our relationships with customers, suppliers and employees, and, accordingly, our business and results of operations, may be adversely affected.

Item 6. Exhibits

(a)          Exhibits

10.1 Full Waiver and Release of Claims, dated as of May 8, 2009, by Vance E. Powers.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: July 30, 2009	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Chief Financial Officer
(Principal Accounting and
Principal Financial Officer)