Form 10-Q
period 2009-09-30
BUCKEYE PARTNERS, L.P.
filed 2009-11-03
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Limited Partnership Units	51,409,146 Units

BUCKEYE PARTNERS, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$258,188	$345,729	$728,744	$933,211
Transportation and other services	165,256	150,441	462,760	435,783
Total revenue	423,444	496,170	1,191,504	1,368,994
Costs and expenses:
Cost of product sales and natural gas storage services	258,507	334,959	702,623	913,163
Operating expenses	65,537	72,684	207,639	207,124
Depreciation and amortization	14,253	15,457	43,408	41,415
Asset impairment expense	—	—	72,540	—
General and administrative	8,186	8,619	24,625	26,042
Reorganization expense	996	—	29,109	—
Total costs and expenses	347,479	431,719	1,079,944	1,187,744
Operating income	75,965	64,451	111,560	181,250
Other income (expense):
Investment and equity income	3,870	2,616	9,381	6,829
Interest and debt expense	(20,543)	(19,053)	(53,780)	(55,008)
Other income	301	20	281	57
Total other expense	(16,372)	(16,417)	(44,118)	(48,122)
Income from continuing operations	59,593	48,034	67,442	133,128
Income (loss) from discontinued operations	—	(176)	—	1,230
Net income	59,593	47,858	67,442	134,358
Less: net income attributable to noncontrolling interest	(1,704)	(1,256)	(4,164)	(4,087)
Net income attributable to Buckeye Partners, L.P.	$57,889	$46,602	$63,278	$130,271
Amounts attributable to Buckeye Partners, L.P.:
Income from continuing operations	$57,889	$46,778	$63,278	$129,041
Income (loss) from discontinued operations	—	(176)	—	1,230
Total	$57,889	$46,602	$63,278	$130,271

Allocation of net income attributable to Buckeye Partners, L.P.:
Net income (loss) allocated to general partner:
Income from continuing operations	$12,242	$8,651	$35,363	$22,822
Income (loss) from discontinued operations	$—	$(53)	$—	$370
Net income (loss) allocated to limited partners:
Income from continuing operations	$45,647	$38,127	$27,915	$106,219
Income (loss) from discontinued operations	$—	$(123)	$—	$860
Earnings per limited partner unit-basic:
Income from continuing operations	$0.89	$0.75	$0.55	$2.07
Income from discontinued operations	—	—	—	0.03
Earnings per limited partner unit-basic	$0.89	$0.75	$0.55	$2.10
Earnings per limited partner unit-diluted:
Income from continuing operations	$0.89	$0.75	$0.55	$2.07
Income from discontinued operations	—	—	—	0.03
Earnings per limited partner unit-diluted	$0.89	$0.75	$0.55	$2.10
Weighted average number of limited partner units outstanding:
Basic	51,374	48,372	50,351	47,538
Diluted	51,538	48,378	50,516	47,558

See accompanying notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$27,179	$58,843
Trade receivables, net	88,397	79,969
Construction and pipeline relocation receivables	12,107	21,501
Inventories	227,414	84,229
Derivative assets	17,402	97,375
Prepaid and other current assets	98,123	72,111
Total current assets	470,622	414,028

Property, plant and equipment, net	2,169,856	2,231,321

Equity investments	98,729	90,110
Goodwill	208,922	210,644
Intangible assets, net	41,461	44,114
Other non-current assets	50,515	44,193

Total assets	$3,040,105	$3,034,410

Liabilities and partners’ (deficit) capital:
Current liabilities:
Line of credit	$149,600	$96,000
Accounts payable	36,312	41,301
Derivative liabilities	12,173	48,623
Accrued and other current liabilities	115,312	105,790
Total current liabilities	313,397	291,714

Long-term debt	1,420,864	1,445,722
Other non-current liabilities	105,120	100,702
Total liabilities	1,839,381	1,838,138

Commitments and contingent liabilities	—	—

Partners’ (deficit) capital:
Buckeye Partners, L.P. unitholders’ (deficit) capital:
General Partner (243,914 units outstanding as of September 30, 2009 and December 31, 2008)	(5,689)	(6,680)
Limited Partners (51,409,071 and 48,372,346 units outstanding as of September 30, 2009 and December 31, 2008, respectively)	1,200,769	1,201,144
Accumulated other comprehensive loss	(14,943)	(18,967)
Total Buckeye Partners, L.P. unitholders’ (deficit) capital	1,180,137	1,175,497
Noncontrolling interest	20,587	20,775
Total partners’ (deficit) capital	1,200,724	1,196,272

Total liabilities and partners’ (deficit) capital	$3,040,105	$3,034,410

See accompanying notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$67,442	$134,358
Income from discontinued operations	—	(1,230)
Income from continuing operations	67,442	133,128
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	43,408	41,415
Asset impairment expense	72,540	—
Net changes in fair value of derivatives	(5,632)	—
Non-cash deferred lease expense	3,375	3,065
Earnings from equity investments	(9,031)	(5,802)
Distributions from equity investments	4,281	4,120
Amortization of other non-cash items	3,776	3,084
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables, net	(8,428)	5,556
Construction and pipeline relocation receivables	9,394	(4,537)
Inventories	(90,579)	(8,288)
Prepaid and other current assets	(21,718)	(37,052)
Accounts payable	(1,727)	(1,305)
Accrued and other current liabilities	10,682	50,265
Other non-current assets	(15,819)	(482)
Other non-current liabilities	9,626	(1,177)
Total adjustments from operating activities	4,148	48,862
Net cash provided by continuing operations	71,590	181,990
Net cash provided by discontinued operations	—	397
Net cash provided by operating activities	71,590	182,387

Cash flows from investing activities:
Capital expenditures	(58,803)	(67,890)
Acquisitions and equity investments, net of cash acquired	(3,880)	(660,252)
Net proceeds (expenditures) for disposal of property, plant and equipment	1,248	(513)
Proceeds from the sale of discontinued operations	—	52,584
Net cash used in investing activities	(61,435)	(676,071)

Cash flows from financing activities:
Net proceeds from issuance of limited partner units	104,633	113,111
Proceeds from exercise of limited partner unit options	1,901	316
Issuance of long-term debt	273,210	298,050
Borrowings under credit facilities	348,320	502,000
Repayments under credit facilities, net	(592,987)	(249,000)
Debt issuance costs	(2,138)	(1,886)
Distributions to noncontrolling interests	(4,352)	(3,506)
Settlement payment of interest rate swaps	—	(9,638)
Distributions to unitholders	(170,406)	(150,391)
Net cash provided by (used in) financing activities	(41,819)	499,056

Increase (decrease) in cash and cash equivalents	(31,664)	5,372
Cash and cash equivalents—Beginning of year	58,843	93,198
Cash and cash equivalents—End of period	$27,179	$98,570

See accompanying notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL

(In thousands)

(Unaudited)

	Buckeye Partners, L.P. Unitholders
			Accumulated
			Other
	General	Limited	Comprehensive	Noncontrolling
	Partner	Partners	(Loss) Income	Interest	Total
Partners’ (deficit) capital-January 1, 2008	$(1,005)	$1,100,346	$(9,169)	$21,468	$1,111,640
Net income	23,192	107,079	—	4,087	134,358
Change in value of interest rate swaps	—	—	(2,451)	—
Amortization of interest rate swaps	—	—	680	—
Amortization of benefit plans costs	—	—	(1,854)	—
Other comprehensive loss			(3,625)		(3,625)
Total comprehensive income					130,733
Distributions to unitholders	(29,268)	(121,123)	—	—	(150,391)
Distributions to noncontrolling interest	—	—	—	(3,506)	(3,506)
Net proceeds from the issuance of 2.6 million limited partner units	—	113,111	—	—	113,111
Amortization of unit-based compensation awards	—	382	—	—	382
Exercise of limited partner unit options	—	316	—	—	316
Acquired noncontrolling interest not previously owned	—	—	—	(1,539)	(1,539)
Partners’ (deficit) capital - September 30, 2008	$(7,081)	$1,200,111	$(12,794)	$20,510	$1,200,746

Partners’ (deficit) capital-January 1, 2009	$(6,680)	$1,201,144	$(18,967)	$20,775	$1,196,272
Net income	35,363	27,915	—	4,164	67,442
Change in value of derivatives	—	—	(1,962)	—
Amortization of interest rate swaps	—	—	720	—
Adjustment to funded status of benefit plans	—	—	6,400	—
Amortization of benefit plans costs	—	—	(1,134)	—
Other comprehensive income			4,024		4,024
Total comprehensive income					71,466
Distributions to unitholders	(34,372)	(136,034)	—	—	(170,406)
Distributions to noncontrolling interest	—	—	—	(4,352)	(4,352)
Net proceeds from the issuance of 3.0 million limited partner units	—	104,633	—	—	104,633
Amortization of unit-based compensation awards	—	1,210	—	—	1,210
Exercise of limited partner unit options	—	1,901	—	—	1,901
Partners’ (deficit) capital - September 30, 2009	$(5,689)	$1,200,769	$(14,943)	$20,587	$1,200,724

See accompanying notes to condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

Buckeye Partners, L.P. (“Buckeye”) is a publicly traded (NYSE:BPL) master limited partnership organized in 1986 under the laws of the state of Delaware. Buckeye GP LLC (“Buckeye GP”) is the general partner of Buckeye.  Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is also publicly traded (NYSE:BGH).  Buckeye operates and reports in five business segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 20 for a more detailed discussion of Buckeye’s business segments.

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At September 30, 2009, Services Company owned approximately 3.5% of the publicly traded limited partner units of Buckeye (the “LP Units”). Services Company employees provide services to the operating subsidiaries through which Buckeye conducts its operations. Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), the operating subsidiaries reimburse Services Company for the costs of the services it provides.  Pursuant to the Services Agreement and an executive employment agreement, through December 31, 2008, executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried officers were not reimbursed by Buckeye or its operating subsidiaries but were reimbursed to Services Company by BGH.  Effective January 1, 2009, Buckeye and its operating subsidiaries agreed to pay for all executive compensation and benefits earned by Buckeye GP’s four highest salaried officers in return for an annual fixed payment from BGH to Buckeye of $3.6 million.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of its financial position as of September 30, 2009, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results of Buckeye’s operations for the 2009 fiscal year. Buckeye has evaluated subsequent events through November 3, 2009, the date the financial statements were issued (see Note 21). The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with Buckeye’s consolidated financial statements and notes thereto presented in Buckeye’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009.

Certain prior year amounts have been reclassified in the statement of cash flows to conform to the current-year presentation.

Recent Accounting Developments

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) that has been codified under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source for authoritative nongovernmental GAAP. The ASC replaces other sources of authoritative GAAP with the exception of rules and interpretive releases of the SEC, which will continue to be authoritative. The issuance of this guidance is not intended to significantly change GAAP, but it requires ASC citations in place of references to previous authoritative accounting literature, except when such literature has not yet been incorporated into the ASC. Following the issuance of the ASC, the FASB announced that it will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it is FASB’s intent to issue Accounting Standards Updates (“ASU”). The FASB does not consider ASUs as authoritative in their own rights. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On January 1, 2009, Buckeye adopted the guidance that has been codified under FASB ASC Topic 260, “Earnings Per Share,” regarding the calculation of earnings per LP Unit as it relates to master limited partnerships.  Buckeye’s former practice was to calculate earnings per LP Unit based solely upon the net income available to the limited partners after deducting the general partner’s interest in net income.  The general partner’s interest includes incentive distribution rights.  Under this guidance, the difference between net income and distributions is allocated to the limited partners and general partner before earnings per LP Unit is calculated.  The effect of adopting this guidance is: (i) for periods when net income exceeds distributions, Buckeye’s reported earnings per LP Unit will be the same as under Buckeye’s former accounting practice and (ii) for periods when distributions exceed net income, Buckeye’s reported earnings per LP Unit will be lower than under Buckeye’s former practice. These differences will be material for those periods where there are significant differences between Buckeye’s net income and the distributions it pays. This guidance was required to be applied retrospectively; therefore, Buckeye has restated earnings per LP Unit for the three and nine months ended September 30, 2008.

On January 1, 2009, Buckeye adopted the guidance that has been codified under FASB ASC Topic 810, “Consolidations,” which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity; (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement; (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners.  Accordingly, for periods presented in these condensed consolidated financial statements, Buckeye has reclassified its noncontrolling interest liability into partners’ (deficit) capital on the condensed consolidated balance sheets and has separately presented and allocated income attributable to noncontrolling interests on the condensed consolidated statements of operations and condensed consolidated statements of partners’ (deficit) capital.

On January 1, 2009, Buckeye adopted the guidance that has been codified under FASB ASC Topic 815, “Derivatives and Hedging,” and has included the required enhanced qualitative and quantitative disclosure requirements regarding derivative instruments in Note 11.

On January 1, 2009, Buckeye adopted the guidance that has been codified under FASB ASC Topic 260, “Earnings Per Share,” as it applies to the calculation of earnings per unit (“EPU”) for unit-based payment awards with rights to dividends or dividend equivalents. It states that unvested unit-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPU pursuant to the two-class method. Phantom unit awards issuable under Buckeye’s 2009 Long-Term Incentive Plan (the “LTIP”, see Note 17), provide participants with non-forfeitable rights to distribution equivalents of Buckeye LP Unit distributions whether vested or not.  As such, this guidance provides that the net income utilized in the calculation of net income per LP Unit must be after the allocation of income to the phantom units on a pro-rata basis.  This guidance requires entities to retroactively adjust all prior period EPU computations. The adoption of this guidance did not have a material effect on Buckeye’s condensed consolidated financial statements.

In April 2009, the FASB addressed the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and required that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  This guidance, codified under FASB ASC Topic 805, “Business Combinations,” also required that a systematic and rational basis for subsequently measuring and accounting for such assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for acquisitions that are consummated on or after January 1, 2009.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 166”) (not yet integrated into the ASC).  The objective of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Buckeye is currently evaluating the impact the adoption of SFAS 166 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not yet integrated into the ASC).  The objective of SFAS 167 is to improve financial reporting by companies involved with variable interest entities.  SFAS 167 will require companies to perform an analysis to determine whether the companies’ variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. Buckeye is currently evaluating the impact the adoption of SFAS 167 will have on its condensed consolidated financial statements.

On July 1, 2009, Buckeye adopted the guidance that has been codified under FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In August 2009, the FASB issued new guidance in the form of an ASU that has been codified under FASB ASC 820, “Fair Value Measurements and Disclosures,” that applies to the measurement of liabilities at fair value.  This new guidance provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, companies are required to measure fair value of the liability using one or both of the following techniques:  (i) a valuation technique that uses the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) a valuation technique consistent with the fair value measurements guidance, such as an income approach or a market approach.  This new guidance also clarifies that when estimating the fair value of a liability, companies are not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  Additionally, this new guidance clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This new guidance is effective for Buckeye for the quarter ending December 31, 2009.  Buckeye is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements and disclosures.

2.  IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

Buckeye owns and operates an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas. During the second quarter of 2009, Buckeye received notification that several of its shippers, which were currently using the Buckeye NGL Pipeline, intended to migrate to a competing pipeline, which recently went into service.  This notification was accompanied by a significant decline in shipment volumes as compared to historical averages. This loss in the customer base represented a triggering event, and an impairment evaluation resulted in a charge to earnings of $72.5 million against the Pipeline Operations segment.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2009, Buckeye’s board of directors authorized management to pursue the sale of the Buckeye NGL Pipeline. Accordingly, Buckeye ceased depreciation of the assets as of July 1, 2009 and has reclassified the net assets and liabilities of the Buckeye NGL Pipeline to “Prepaid and other current assets” on the September 30, 2009 condensed consolidated balance sheet, as shown in Note 4.

The carrying amounts of the major classes of assets and liabilities held for sale by Buckeye NGL Pipe Lines LLC (“Buckeye NGL”) at September 30, 2009 were as follows (in thousands):

Assets:
Inventories	$610
Prepaid and other current assets	1,581
Property, plant and equipment, net	8,639
Assets held for sale	10,830

Liabilities:
Accounts payable	3,261
Accrued and other current liabilities	1,694
Liabilities held for sale	4,955

Net assets held for sale	$5,875

Revenues for Buckeye NGL for the three and nine months ended September 30, 2009 were $1.7 million and $8.2 million, respectively.

3.  REORGANIZATION

On July 20, 2009, Buckeye announced the completion of a company-wide, “best practices” review.  During the period ended June 30, 2009, Buckeye commenced a restructuring of its operations as a result of this review, including a reorganization of its field operations to combine five of its original pipeline and terminal districts into three districts, as well as a restructuring of certain corporate functions and related corporate support functions.  These efforts redefined the roles and responsibilities of certain positions and called for the elimination of resources devoted to such activities.  Approximately 260 positions are affected as a result of these restructuring activities.

As part of the restructuring efforts, Buckeye executed a reduction in force comprised of a Voluntary Early Retirement Plan (the “VERP”) and an involuntary plan.  The terms of the VERP were agreed to by approximately 80 employees during the period ended June 30, 2009. An additional group of approximately 180 employees are being impacted by the involuntary reduction in workforce under Buckeye’s ongoing severance plan. Affected employees receive severance benefits, post-employment benefits including extended medical and dental coverage, and other services including retirement counseling and outplacement services.  Most terminations were effective as of July 20, 2009.

For the nine months ended September 30, 2009, Buckeye recorded reorganization expense of $29.1 million for post-employment costs related to these restructuring activities which include: (1) termination benefits pursuant to voluntary and involuntary severance plans of $16.7 million; (2) post-retirement benefits (see Note 18) of $6.4 million; and (3) other related costs of $6.0 million.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The expense incurred by segment, including certain allocated amounts, for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Pipeline Operations	$518	$23,572
Terminalling and Storage	163	2,565
Natural Gas Storage	91	382
Energy Services	206	1,150
Other Operations	18	1,440
Total	$996	$29,109

4.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Prepaid insurance	$1,287	$7,112
Insurance receivables	10,526	5,101
Ammonia receivable	11,242	12,058
Margin deposits	5,882	32,345
Prepaid services	35,411	—
Unbilled revenue	8,871	1,074
Net assets held for sale	5,875	—
Other	19,029	14,421
Total	$98,123	$72,111

5.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Refined petroleum products (1)	$212,380	$69,568
Materials and supplies	15,034	14,661
Total	$227,414	$84,229

(1)          Ending inventory was 114.4 million and 47.7 million gallons of refined petroleum products at September 30, 2009 and December 31, 2008, respectively.

Buckeye generally maintains two types of inventory.  Within the Energy Services segment, Buckeye principally maintains refined petroleum products inventory, which consists primarily of gasoline, heating oil and diesel fuel, which is valued at the lower of cost or market, unless such inventory is hedged.  At September 30, 2009 and December 31, 2008, 86% and 78% of the inventory was hedged, respectively. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in the condensed consolidated statements of operations.  At September 30, 2009 and December 31, 2008, 11% and 17% of the inventory, respectively, was committed against fixed-priced sales contracts, and such inventory was valued at the lower of cost or market.  The remaining inventory was considered unhedged and represented approximately one day of sales.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Buckeye also maintains, principally within its Pipeline Operations segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag-reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the first-in, first-out method.

6.  INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Customer relationships	$38,300	$38,300
Accumulated amortization	(4,889)	(2,662)
Net carrying amount	33,411	35,638

Customer contracts	11,800	11,800
Accumulated amortization	(3,750)	(3,324)
Net carrying amount	8,050	8,476

Total	$41,461	$44,114

For the three months ended September 30, 2009 and 2008, amortization expense related to intangible assets was $0.9 million and $0.1 million, respectively.  For the nine months ended September 30, 2009 and 2008, amortization expense related to intangible assets was $2.7 million and $0.4 million, respectively.  Amortization expense related to intangible assets is expected to be approximately $3.8 million for each of the next five years.

7.  EQUITY INVESTMENTS

Equity investments consist of the following (in thousands):

		September 30,	December 31,
	Ownership	2009	2008

West Shore Pipe Line Company	24.9%	$30,640	$30,340
West Texas LPG Pipeline Limited Partnership	20.0%	52,947	44,471
Muskegon Pipeline LLC	40.0%	14,759	14,967
Transport4, LLC	25.0%	383	332
Total		$98,729	$90,110

In the first nine months of 2009, Buckeye invested an additional $3.9 million in West Texas LPG Pipeline Limited Partnership (“WT LPG”) as Buckeye’s pro rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and the installation of multiple booster stations. The WT LPG expansion pipeline became operational in April 2009.  WT LPG is owned 80% by Chevron Pipe Line Co. and 20% by Buckeye.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents equity earnings for unconsolidated affiliates for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
West Shore Pipe Line Company	$1,204	$1,124	$3,401	$2,859
West Texas LPG Pipeline Limited Partnership	2,187	880	4,606	1,928
Muskegon Pipeline LLC	385	400	923	958
Transport4, LLC	31	—	101	57
Total	$3,807	$2,404	$9,031	$5,802

8.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Taxes - other than income	$13,038	$13,555
Accrued charges due Buckeye GP	1,000	1,493
Accrued charges due Services Company	7,778	4,028
Accrued employee benefit liability	2,297	2,297
Environmental liabilities	11,477	12,337
Interest payable	18,055	25,547
Retainage	1,284	1,405
Payable for ammonia purchase	8,347	9,373
Unearned revenue	24,694	12,186
Accrued capital expenditures	2,296	4,902
Reorganization	7,805	—
Other	17,241	18,667
Total	$115,312	$105,790

9.  CONTINGENCIES

Claims and Proceedings

Buckeye and its subsidiaries, in the ordinary course of business, are involved in various claims and legal proceedings, some of which are covered by insurance. Buckeye is generally unable to predict the timing or outcome of these claims and proceedings. Based upon its evaluation of existing claims and proceedings including the probability of losses which may result from such contingencies, Buckeye has accrued certain amounts relating to such claims and proceedings, none of which are considered material.

In March 2007, Buckeye was named as a defendant in an action entitled Madigan v. Buckeye Partners, L.P. filed in the U.S. District Court for the Central District of Illinois. The action was brought by the State of Illinois Attorney General acting on behalf of the Illinois Environmental Protection Agency. The complaint alleged that Buckeye violated various Illinois state environmental laws in connection with a product release from Buckeye’s terminal located in Harristown, Illinois on or about June 11, 2006 and various other product releases from Buckeye’s terminals and pipelines in the State of Illinois during the period of 2001 through 2006. Pursuant to a Consent Decree that was filed with the U.S. District Court for the Central District of Illinois on October 7, 2009, Buckeye agreed to

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

settle and compromise the disputed claims without admitting any of the allegations set forth in the complaint. Under the terms of the Consent Decree, Buckeye paid approximately $0.4 million in October 2009 to the Illinois Environmental Protection Agency and agreed to continue to perform monitoring and certain remediation activities at the sites involved, and the State of Illinois agreed to release Buckeye from any further liability with respect to the claims involved.

Environmental Contingencies

In accordance with its accounting policy, Buckeye recorded operating expenses of $2.2 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $8.8 million and $6.5 million for the nine months ended September 30, 2009 and 2008, respectively, related to environmental contingencies unrelated to claims and proceedings.

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

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations and cash flows.  To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty.  EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses it might incur in the future. Buckeye is assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.  DEBT AND CREDIT FACILITIES

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008

4.625% Notes due July 15, 2013*	$300,000	$300,000
6.750% Notes due August 15, 2033*	150,000	150,000
5.300% Notes due October 15, 2014*	275,000	275,000
5.125% Notes due July 1, 2017*	125,000	125,000
6.050% Notes due January 15, 2018*	300,000	300,000
5.500% Notes due August 15, 2019*	275,000	—
Credit Facility	—	298,267
BES Credit Facility	149,600	96,000
Less: Unamortized discount	(5,018)	(3,604)
Adjustment to fair value associated with hedge of fair value	882	1,059
Subtotal long-term debt	1,570,464	1,541,722
Less: current portion of long-term debt	(149,600)	(96,000)
Total long-term debt	$1,420,864	$1,445,722

*                 Buckeye makes semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

The fair values of Buckeye’s aggregate debt and credit facilities were estimated to be $1,560.6 million at September 30, 2009 and $1,367.7 million at December 31, 2008.  The fair values of the fixed-rate debt at September 30, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly-issued debt with the market prices of other master limited partnerships’ publicly-issued debt with similar credit ratings and terms.  The fair values of the variable-rate debt are their carrying amounts as the carrying amount reasonably approximates fair value due to the variable interest rate.

On August 18, 2009, Buckeye sold $275.0 million aggregate principal amount of 5.500% Notes due 2019 (the “5.500% Notes”) in an underwritten public offering. The notes were issued at 99.35% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $1.8 million, were approximately $271.4 million, and were used to reduce amounts outstanding under Buckeye’s credit facility and for working capital purposes.

Credit Facility

Buckeye has a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”), which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders.   The Credit Facility’s maturity date is August 24, 2012, which may be extended by Buckeye for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by Buckeye, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s and Moody’s Investor Services for Buckeye’s senior unsecured non-credit enhanced long-term debt.  At September 30, 2009, no amounts were outstanding under the Credit Facility, while at December 31, 2008, $298.3 million was outstanding under this facility.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, and other adjustments as defined therein, in each case excluding the income of certain majority-owned subsidiaries of Buckeye and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At September 30, 2009, Buckeye’s Funded Debt Ratio was approximately 4.5 to 1.00.  As permitted by the Credit Facility, $149.6 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) and $72.5 million related to the Buckeye NGL Pipeline impairment (see Note 2) were excluded from the calculation of the Funded Debt Ratio.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur liens on its property, to dispose of property material to its operations, and to consolidate, merge or transfer assets.  At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility.

On August 21, 2009, Buckeye Energy Holdings LLC (“BEH”), a wholly owned subsidiary of Buckeye, bought the outstanding loans and commitments of Aurora Bank FSB (formerly Lehman Brother Bank, FSB), a lender under the Credit Facility, through a sale and assignment agreement. Concurrent with this transaction, Buckeye repaid the $213.5 million outstanding balance of the Credit Facility, plus accrued interest and fees. The Credit Facility was subsequently amended to remove BEH as a lender by terminating its commitment in full, thus reducing the borrowing capacity of the Credit Facility from $600.0 million to $580.0 million.

At September 30, 2009 and December 31, 2008, Buckeye had committed $1.4 million and $1.3 million in support of letters of credit, respectively.  The obligations for letters of credit are not reflected as debt on Buckeye’s condensed consolidated balance sheets.

BES Credit Agreement

BES has a credit agreement (the “BES Credit Agreement”) that, prior to August 2009, provided for borrowings of up to $175.0 million.  In August 2009, the BES Credit Agreement was amended to provide for total borrowings of up to $250.0 million.  Under the BES Credit Agreement, borrowings accrue interest, at BES’s election, at (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%.  The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit.  Such alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement.  The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

The balances outstanding under the BES Credit Agreement were approximately $149.6 million and $96.0 million at September 30, 2009 and December 31, 2008, respectively, all of which were classified as current liabilities.  The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
Outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2009, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $124.0 million and $79.7 million, respectively, and the Consolidated Leverage Ratio was 1.65 to 1.0.  The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.0% at September 30, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

11.  FINANCIAL INSTRUMENTS

Commodity Derivatives

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness compares the change in the fair value of New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during the period.

In order to hedge the cost of natural gas used to operate Buckeye’s turbine engines at its Linden, New Jersey location, the Pipeline Operations segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (April 2009 through August 2011) for a price of $5.47 per million British thermal units (“MMBtu”).  The aggregate notional quantity is approximately 900,000 MMBtus.  This transaction was designated as a cash flow hedge at inception.

Finance Derivatives

Buckeye manages a portion of its interest rate exposure by utilizing interest rate swaps to effectively convert a portion of its variable-rate debt into fixed-rate debt.  Generally, Buckeye utilizes interest rate swaps for specifically identified transactions.

On April 21, 2009, Buckeye entered into an interest rate swap agreement to hedge its variable interest rate risk on $50.0 million in borrowings under the Credit Facility. Under the swap agreement, Buckeye paid a fixed rate of interest of 0.63% for 180 days and, in exchange, received a series of six monthly payments based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50.0 million borrowed under the Credit Facility.  On August 27, 2009, in conjunction with the repayment of the outstanding balance under the Credit Facility, the swap was terminated.  Buckeye had designated the swap agreement as a cash flow hedge at inception.

Buckeye plans to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625 % Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014.  During the third quarter of 2009, Buckeye entered into three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before July 15, 2013 and three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before October 15, 2014.  The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the benchmark interest rate until the debt is issued. Unrealized losses of $2.7 million were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward starting interest rate swaps as of September 30, 2009. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

In October 2009, Buckeye entered into another forward starting interest rate swap with a total notional amount of $50.0 million related to the issuance of fixed-rate debt on or before July 15, 2013.

The following table sets forth the fair value of each classification of derivative instruments as of September 30, 2009 (in thousands):

	September 30, 2009
			Derivative
	Assets	(Liabilities)	Net Carrying
Derivatives NOT designated as hedging instruments:	Fair value	Fair value	Value

Fixed-price sales contracts	$13,668	$(2,687)	$10,981
Futures contracts for fixed-price sales contracts	8,684	(5,426)	3,258

Derivatives designated as hedging instruments:
Futures contracts for inventory	$4,180	$(13,752)	$(9,572)
Futures contract for natural gas	590	—	590
Interest rate contracts	—	(3,777)	(3,777)

Total			$1,480

	September 30,
Balance Sheet Locations:	2009
Derivative assets	$17,402
Other non-current assets	28
Derivative liabilities	(12,173)
Other non-current liabilities	(3,777)

Total	$1,480

Substantially all of the unrealized loss of $9.6 million at September 30, 2009 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $10.0 million and $17.7 million for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond December 2010.  In addition, at September 30, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The gains and losses on Buckeye’s derivative instruments for the three and nine months ended September 30, 2009 were as follows (in thousands):

		Gain (Loss) Recognized in
		Income on Derivatives
		Three Months	Nine Months
		Ended	Ended
		September 30,	September 30,
		2009	2009
Derivatives NOT designated as hedging instruments	Location
Fixed-price sales contracts	Product sales	$(3,937)	$(3,367)
Futures contracts fixed-price sales contracts	Cost of product sales and natural gas storage services	3,972	(7,489)

Derivatives designated as hedging instruments	Location
Futures contracts for inventory	Cost of product sales and natural gas storage services	$(4,273)	$23,157
Futures contract for natural gas	Cost of product sales and natural gas storage services	1,963	(53,216)
Interest rate contracts	Interest and debt expense	(1,132)	(1,274)

12.  FAIR VALUE MEASUREMENTS

Fair value measurements are characterized in one of three levels based upon the input used to arrive at the measurement.  The three levels include:

•                  Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 inputs include the following:

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

•                  Level 3 inputs are unobservable inputs for the asset or liability.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, September 30, 2009 and December 31, 2008, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2009		December 31, 2008
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial Assets:
Commodity derivatives	$4,590	$12,840	$25,225	$79,322
Asset held in trust	1,793	—	3,648	—

Financial Liabilities:
Interest rate derivatives	—	(3,777)	—	(333)
Commodity derivatives	(10,314)	(1,859)	(50,806)	(1,045)
Total	$(3,931)	$7,204	$(21,933)	$77,944

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

The commodity derivative assets of $12.8 million and $79.3 million as of September 30, 2009 and December 31, 2008, respectively, are both net of a credit valuation adjustment (“CVA”) of ($0.6) million.  Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate.  The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  The following table presents the fair value of an asset carried on the condensed consolidated balance sheet by asset classification and by level within the valuation hierarchy (as described above) at the date indicated for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2009 (in thousands):

	September 30,				Total
	2009	Level 1	Level 2	Level 3	Losses

Prepaid and other current assets (1)	$8,639	$—	$—	$8,639	$72,540

(1)          Represents the property, plant and equipment included in net assets held for sale (see Note 2).

As a result of a loss in the customer base utilizing the Buckeye NGL Pipeline, Buckeye recorded a non-cash impairment charge of $72.5 million during the nine months ended September 30, 2009.  The estimated fair value was based on a probability-weighted combination of income and market approaches.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.  EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and diluted net income per LP Unit is calculated by dividing net income, after deducting the amount allocated to Buckeye GP, by the weighted-average number of LP Units outstanding during the period.

The following table is a reconciliation of the weighted average number of LP Units used in the basic and diluted earnings per LP Unit calculations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Weighted average LP Units outstanding	51,374	48,372	50,351	47,538

Diluted:
Weighted average LP Units outstanding	51,374	48,372	50,351	47,538
Dilutive effect of unit-based grants	164	6	165	20
Total	51,538	48,378	50,516	47,558

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table displays the components of Accumulated Other Comprehensive Loss on the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2009	2008
Adjustments to funded status of retirement income guarantee plan and retiree medical plan	$870	$(5,530)
Derivative instruments	(10,177)	(8,935)
Accumulated amortization of retirement income guarantee plan and retiree medical plan	(5,636)	(4,502)

Total	$(14,943)	$(18,967)

In connection with Buckeye’s reorganization, $6.4 million of the aggregate expense of $29.1 million has been recorded as an adjustment to the funded status of the retirement income guarantee plan and the retiree medical plan (see Note 3).

15.  CASH DISTRIBUTIONS

Buckeye generally makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

On November 2, 2009, Buckeye declared a quarterly cash distribution of $0.925 per LP Unit payable on November 30, 2009 to unitholders of record on November 12, 2009.  The total cash distribution to unitholders will amount to approximately $59.8 million, which includes an incentive distribution of approximately $12.0 million payable to Buckeye GP.

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

Under certain agreements, Buckeye is obligated to reimburse Services Company for substantially all direct and indirect costs related to the business activities of Buckeye and its subsidiaries. Services Company is reimbursed for insurance-related expenses, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. BGH previously reimbursed Services Company for the executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried employees.  Effective January 1, 2009, Buckeye and its operating subsidiaries have agreed to pay for all executive compensation and related benefits earned by Buckeye GP’s four highest salaried officers in exchange for an annual fixed payment from BGH of $3.6 million.  Total costs incurred by Buckeye for the above services totaled $25.6 million and $25.8 million for the three months ended September 30, 2009 and 2008, respectively, and $106.9 million and $75.7 million for the nine months ended September 30, 2009 and 2008, respectively.  These costs were reimbursed to Services Company by Buckeye.   BGH paid Buckeye $0.9 million in the three months ended September 30, 2009 and $2.7 million in the nine months ended September 30, 2009, which represents three-fourths of the $3.6 million annual fixed payment described above.

Services Company, which is beneficially owned by the ESOP, owned 1.8 million of Buckeye’s LP Units (approximately 3.5% of the LP Units outstanding) as of September 30, 2009.  Distributions received by Services Company from Buckeye on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.9 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $5.7 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Buckeye incurred a senior administrative charge for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended September 30, 2008, and $0.5 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. The senior administrative charge was waived indefinitely on April 1, 2009.  As a result, there were no related charges recorded in the second and third quarters of 2009.

Buckeye GP receives incentive distributions from Buckeye pursuant to its partnership agreement and incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit.  Incentive distribution payments totaled $11.7 million and $10.0 million for the three months ended September 30, 2009 and 2008, respectively, and $33.7 million and $28.6 million for the nine months ended September 30, 2009 and 2008, respectively.

17.  UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

On March 20, 2009, Buckeye’s 2009 LTIP became effective.  The LTIP, which is administered by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of phantom units (“Phantom Units”), performance units (“Performance Units”) and in certain cases, distribution equivalent rights (“DERs”) which provide the participant a right to receive payments based on distributions made by Buckeye on its LP Units. Phantom Units are notional LP Units whose vesting is subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom Units entitle a participant to receive an LP Unit, without payment of an exercise price, upon vesting. Performance

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Units are notional LP Units whose vesting is subject to the attainment of one or more performance goals, and which entitle a participant to receive LP Units, without payment of an exercise price, upon vesting. DERs are rights to receive a cash payment per Phantom Unit or Performance Unit, as applicable, equal to the per unit cash distribution paid by Buckeye on its LP Units. Generally, LTIP awards granted automatically vest upon a change of control, as defined in the LTIP.

The number of LP Units that may be granted under the LTIP may not exceed 1,500,000, subject to certain adjustments.   The number of LP Units that may be granted to any one individual in a calendar year will not exceed 100,000.  If awards are forfeited, terminated or otherwise not paid in full, the LP Units underlying such awards will again be available for purposes of the LTIP.  Persons eligible to receive grants under the LTIP are (i) officers and employees of Buckeye, Buckeye GP and any of their affiliates and (ii) independent members of the Board of Directors of Buckeye GP or of MainLine Management.  Phantom Units or Performance Units may be granted to participants at any time as determined by the Compensation Committee.

The fair values of both the Performance Unit and Phantom Unit grants are based on the average market price of Buckeye’s LP Units on the date of grant adjusted for an estimated forfeiture rate as appropriate. Compensation expense equal to the fair value of those Performance Unit and Phantom Unit awards that actually vest is estimated and recorded over the period the grants are earned, which is the vesting period. Compensation expense estimates are updated periodically. The vesting of the Performance Unit awards is also contingent upon the attainment of predetermined performance goals, which, depending on the level of attainment, could increase or decrease the value of the awards at settlement. Quarterly distributions paid on DERs associated with Phantom Units are recorded as a reduction of Limited Partners’ (Deficit) Capital on Buckeye’s condensed consolidated balance sheets.

2009 LTIP Awards

During the nine months ended September 30, 2009, the Compensation Committee granted 45,778 Phantom Units to employees, 18,000 Phantom Units to independent directors, and 91,872 Performance Units to employees. The vesting period for the Phantom Units is one year or three years of service for grants to directors or employees, respectively.  The vesting criteria for the Performance Units are the attainment of a performance goal (by Buckeye), defined in the award agreements as “distributable cash flow per unit”, over a three-year period and remaining employed by Buckeye throughout such period.

Phantom Unit grantees will be paid quarterly distributions on DERs associated with Phantom Units over their respective vesting periods of one year or three years in the same amounts per Phantom Unit as distributions paid on Buckeye’s LP Units over those same one-year or three-year periods. The amount paid with respect to Phantom Unit distributions was $0.05 million and $0.1 million for the three and nine months ended September 30, 2009, respectively.  Distributions may be paid on Performance Units at the end of the three year vesting period. In such case, DERs will be paid on the number of LP Units for which the Performance Units will be settled.

The following table sets forth the LTIP activity for the nine months ended September 30, 2009:

LTIP Units
Outstanding, January 1, 2009	—
Granted (1)	155,650
Vested	(2,703)
Forfeited	(14,197)
Outstanding, September 30, 2009 (2)	138,750

(1)          The weighted average fair value per unit for the 2009 Phantom Unit and Performance Unit awards on the date of grant was $39.29.

(2)          The aggregate intrinsic value of all outstanding LTIP units at September 30, 2009 was approximately $6.7 million.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2009, approximately $4.1 million of compensation expense, based upon the fair value of the awards on the date of grant related to unvested outstanding awards expected to vest under the LTIP, has not yet been recognized by Buckeye.

Option Plan

Buckeye also sponsors the Unit Option and Distribution Equivalent Plan (the “Option Plan”), pursuant to which it historically granted to employees options to purchase LP Units at the market price of the LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As unit options are exercised, Buckeye issues new LP Units to the holder. Buckeye has not historically repurchased, and does not expect to repurchase in 2009, any of its LP Units.

Generally, compensation expense is recognized based on the fair value on the date of grant estimated using a Black-Scholes option pricing model.  Buckeye recognizes compensation expense for these awards granted on a straight-line basis over the requisite service period.

Buckeye recognizes compensation expense immediately for options granted to retirement-eligible employees, or over the period from the date of grant to the date retirement eligibility is achieved. Compensation expense is based on options ultimately expected to vest by estimating forfeitures at the date of grant based upon historical experience and revising those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Due to regulations adopted under Internal Revenue Code Section 409A, holders of options granted during 2008 would have been subject to certain adverse tax consequences if the terms of the grant were not modified. Buckeye received the approval of the holders of options granted in 2008 to shorten the term of those options to avoid the adverse tax consequences under Section 409A.  Options granted before January 1, 2008 were not impacted by the IRS regulations.  This modification did not have a material impact on Buckeye’s financial results.  Following the adoption of the LTIP on March 20, 2009, Buckeye ceased making additional grants under the Option Plan.

Buckeye recorded $0.5 million and $0.1 million in compensation expense related to outstanding options for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Services Company also provides post-retirement health care and life insurance benefits to certain of its retirees (the “Retiree Medical Plan”). To be eligible for these benefits an employee must have been hired prior to January 1, 1991 and meet certain service requirements. Services Company does not pre-fund its post-retirement benefit obligation.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended September 30, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$(44)	$352	$37	$78
Interest cost	146	477	419	233
Expected return on plan assets	(47)	(468)	—	—
Amortization of prior service benefit	(47)	(217)	(679)	(379)
Amortization of unrecognized losses	90	156	220	139
Settlement/curtailment gain (1)	—	—	(1,571)	—
Net periodic benefit costs	$98	$300	$(1,574)	$71

For the nine months ended September 30, 2009 and 2008, the components of the net periodic benefit cost recognized by Buckeye for the RIGP and Retiree Medical Plan were as follows (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$371	$1,057	$247	$543
Interest cost	886	1,433	1,402	1,621
Expected return on plan assets	(427)	(1,404)	—	—
Amortization of prior service benefit	(282)	(653)	(2,397)	(2,627)
Amortization of unrecognized losses	802	467	743	959
Settlement/curtailment charge (gain) (1)	7,171	—	(771)	—
Net periodic benefit costs	$8,521	$900	$(776)	$496

(1)          In connection with Buckeye’s reorganization, $6.4 million of the aggregate amount of $29.1 million of expenses incurred has been recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments (see Note 3).

Buckeye voluntarily contributed $3.5 million and $3.8 million to the RIGP for the three and nine months ended September 30, 2009, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.  OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Cash paid for interest (net of capitalized interest)	$58,598	$53,362
Cash paid for income taxes	1,641	859
Capitalized interest	2,906	1,087

Non-cash investing and financing activities:
Hedge accounting	1,266	504
Change in capital expenditures in accounts payable	(2,606)	4,319

20.  SEGMENT INFORMATION

Buckeye reports and operates in five business segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.

Pipeline Operations

The Pipeline Operations segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.  This segment owns and operates approximately 5,400 miles of pipeline systems in 17 states. This segment also has three refined petroleum products terminals in three states with aggregate storage capacity of approximately 0.5 million barrels.

Terminalling and Storage

The Terminalling and Storage segment provides bulk storage and terminal throughput services.  This segment has 56 refined petroleum products terminals in ten states with aggregate storage capacity of approximately 23.3 million barrels.

Natural Gas Storage

The Natural Gas Storage segment provides natural gas storage services at a natural gas storage facility in northern California that is owned and operated by Lodi Gas Storage, L.L.C.  The facility provides approximately 33 billion cubic feet of natural gas storage capacity (including capacity provided pursuant to a nearly completed expansion project) and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento areas. The Natural Gas Storage segment does not trade or market natural gas.

Energy Services

The Energy Services segment is a wholesale distributor of refined petroleum products in the northeastern and midwestern United States.  The segment recognizes revenues when products are delivered. The segment’s products include gasoline, propane and petroleum distillates such as heating oil, diesel fuel and kerosene.  The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels.  The segment’s customers consist principally of product wholesalers as well as major commercial users of refined petroleum products.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Operations

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

Adjusted EBITDA

In the first quarter of 2009, Buckeye revised its internal management reports to provide senior management, including the Chief Executive Officer, more information about earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA.  Adjusted EBITDA is defined by Buckeye as EBITDA plus non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for Buckeye’s natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease. In addition, Buckeye’s management has excluded the Buckeye NGL Pipeline impairment expense of $72.5 million and the reorganization expense of $29.1 million from Adjusted EBITDA in order to evaluate the results of Buckeye’s operations on a comparative basis over multiple periods. Adjusted EBITDA is now the primary measure used by senior management to evaluate Buckeye’s operating results and to allocate Buckeye’s resources. EBITDA and Adjusted EBITDA are non-GAAP measures of performance and are reconciled to the most comparable GAAP measure, net income attributable to unitholders.

Each segment uses the same accounting policies as those used in the preparation of Buckeye’s condensed consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated.  All periods are presented on a consistent basis.  All of Buckeye’s operations and assets are conducted and located in the United States.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial information about each segment, EBITDA and Adjusted EBITDA are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Pipeline Operations	$96,714	$91,439	$294,084	$286,716
Terminalling and Storage	34,036	33,003	94,108	87,749
Natural Gas Storage	28,576	16,762	60,325	43,412
Energy Services	258,407	344,494	728,563	926,809
Other Operations	7,516	12,011	25,446	33,637
Intersegment	(1,805)	(1,539)	(11,022)	(9,329)
Total	$423,444	$496,170	$1,191,504	$1,368,994

Operating income:
Pipeline Operations	$42,466	$33,087	$37,349	$108,795
Terminalling and Storage	17,539	17,027	39,573	40,294
Natural Gas Storage	7,659	8,914	19,691	21,474
Energy Services	5,703	3,810	10,635	5,239
Other Operations	2,598	1,613	4,312	5,448
Total	$75,965	$64,451	$111,560	$181,250

Depreciation and amortization:
Pipeline Operations	$9,394	$10,092	$28,695	$28,704
Terminalling and Storage	1,967	1,600	5,852	4,604
Natural Gas Storage	1,346	982	4,272	3,732
Energy Services	1,070	2,336	3,192	3,070
Other Operations	476	447	1,397	1,305
Total	$14,253	$15,457	$43,408	$41,415

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Adjusted EBITDA:
Pipeline Operations	$55,283	$44,875	$169,039	$141,365
Terminalling and Storage	19,668	18,659	47,958	44,999
Natural Gas Storage	10,221	11,694	27,734	28,336
Energy Services	7,003	6,207	15,035	8,454
Other Operations	2,240	1,626	5,461	5,810
Total	$94,415	$83,061	$265,227	$228,964

GAAP reconciliation:
Net income attributable to Buckeye Partners, L.P.	$57,889	$46,602	$63,278	$130,271
Less: Income (loss) from discontinued operations	—	(176)	—	1,230
Net income attributable to Buckeye Partners, L.P. unitholders from continuing operations	57,889	46,778	63,278	129,041
Interest and debt expense	20,543	19,053	53,780	55,008
Income tax expense (benefit)	(391)	9	(263)	435
Depreciation and amortization	14,253	15,457	43,408	41,415
EBITDA	92,294	81,297	160,203	225,899
Non-cash deferred lease expense	1,125	1,764	3,375	3,065
Asset impairment expense	—	—	72,540	—
Reorganization expense	996	—	29,109	—
Adjusted EBITDA	$94,415	$83,061	$265,227	$228,964

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Capital additions:
Pipeline Operations	$21,952	$24,704
Terminalling and Storage	13,648	17,326
Natural Gas Storage	16,911	27,528
Energy Services	3,132	2,651
Other Operations	554	—
Total (1)	$56,197	$72,209

Acquisitions and equity investments, net of cash acquired:
Pipeline Operations	$3,880	$12,040
Terminalling and Storage	—	66,187
Natural Gas Storage	—	438,767
Energy Services	—	143,258
Other Operations	—	—
Total	$3,880	$660,252

	September 30,	December 31,
	2009	2008
Assets:
Pipeline Operations (2)	$1,547,790	$1,630,049
Terminalling and Storage	485,655	473,807
Natural Gas Storage	568,297	503,278
Energy Services	362,743	333,967
Other Operations	75,620	93,309
Total	$3,040,105	$3,034,410

Goodwill:
Pipeline Operations	$—	$—
Terminalling and Storage (3)	38,184	39,952
Natural Gas Storage	169,560	169,560
Energy Services	1,178	1,132
Other Operations	—	—
Total	$208,922	$210,644

(1)          Amount includes ($2.6) million and $4.3 million of non-cash changes in accruals for capital expenditures for the nine months ended September 30, 2009 and 2008, respectively.

(2)          All equity investments are included in the assets of the Pipeline Operations segment.

(3)          Goodwill decreased by $1.8 million as of September 30, 2009 from December 31, 2008 due to the finalization of the purchase price allocation of a terminal in Albany, New York; the difference was allocated to property, plant and equipment.

BUCKEYE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.  SUBSEQUENT EVENT

In September 2009, Buckeye entered into an agreement to acquire from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.5 million in cash.  The assets that Buckeye agreed to acquire include over 300 miles of active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage.  In addition, Buckeye will acquire certain inventory on hand upon completion of the transaction for additional consideration, and ConocoPhillips has agreed to enter into certain commercial contracts with Buckeye that are associated with the acquired facilities.  The transaction is currently expected to occur in November 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Buckeye Partners, L.P. (“Buckeye”) is a publicly traded Delaware master limited partnership (NYSE:BPL) that operates and reports in five business segments: Pipeline Operations; Terminalling and Storage; Natural Gas Storage; Energy Services; and Other Operations.  See Note 20 to the condensed consolidated financial statements for a more detailed discussion of Buckeye’s business segments.

Buckeye GP LLC (“Buckeye GP”) is the general partner of Buckeye.  Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that is also publicly traded (NYSE:BGH).

The following discussion provides an analysis of the results for each of Buckeye’s business segments and an overview of Buckeye’s liquidity and capital resources and certain other items related to Buckeye. The following discussion and analysis should be read in conjunction with (i) the accompanying interim condensed consolidated financial statements and related notes and (ii) Buckeye’s consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in Buckeye’s Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT DEVELOPMENTS

In early 2009, Buckeye began a “best practices” review of its business processes and organizational structure to identify improved efficiencies and cost savings in response to rapidly changing needs in the energy markets. This review culminated in the approval of an organizational restructuring by the Board of Directors of Buckeye GP.

The organizational restructuring includes a workforce reduction of approximately 260 employees, or nearly 25% of Buckeye’s workforce.  The program was initiated in the second quarter of 2009 and is expected to be substantially complete by the end of 2009. From June 18 to June 29, 2009, Buckeye offered certain eligible employees the option of enrolling in a voluntary early retirement program, which approximately 80 employees accepted. The remaining affected positions are being eliminated involuntarily under Buckeye’s ongoing severance plan.  Most terminations were effective as of July 20, 2009.  The restructuring will also include the relocation of some employees consistent with the goals of the reorganization. Buckeye has incurred $29.1 million of expenses in connection with this organizational restructuring for the nine months ended September 30, 2009 and expects to incur additional expenses of approximately $2.0 to $4.0 million for the remainder of 2009 (see Note 3 to the condensed consolidated financial statements).

Buckeye also recorded a non-cash charge of $72.5 million in the nine months ended September 30, 2009 related to an impairment of its natural gas liquids pipeline system (the “Buckeye NGL Pipeline”) that spans from Wattenberg, Colorado to Bushton, Kansas. This impairment was the result of significant volume losses to a competitive pipeline system during the second quarter of 2009 (see Note 2 to the condensed consolidated financial statements).

In September 2009, Buckeye entered into an agreement to acquire from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.5 million in cash.  The assets that Buckeye agreed to acquire include over 300 miles of active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage.  In addition, Buckeye will acquire certain inventory on hand upon completion of the transaction for additional consideration, and ConocoPhillips has agreed to enter into certain commercial contracts with Buckeye that are associated with the acquired facilities. The transaction is currently expected to occur in November 2009. Buckeye expects to fund the acquisition through cash flow from operations and borrowings under Buckeye’s existing credit facility.

ADJUSTED EBITDA

In the first quarter of 2009, Buckeye revised its internal management reports to provide senior management, including the Chief Executive Officer, more information about EBITDA and Adjusted EBITDA (each as defined below).  Adjusted EBITDA is now the primary measure used by senior management to evaluate Buckeye’s operating results and to allocate Buckeye’s resources.

EBITDA, a measure not defined under U.S. generally accepted accounting principles (“GAAP”), is defined by Buckeye as net income attributable to Buckeye unitholders from continuing operations before interest expense, income taxes and depreciation and amortization.  EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. The EBITDA measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of Buckeye’s businesses and from intangible assets recognized in business combinations. In addition, EBITDA is unaffected by Buckeye’s capital structure due to the elimination of interest expense and income taxes. Adjusted EBITDA, which is also a non-GAAP measure, is defined by Buckeye as EBITDA plus non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for Buckeye’s natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease. In addition, Buckeye’s management has excluded the Buckeye NGL Pipeline impairment expense of $72.5 million and the reorganization expense of $29.1 million from Adjusted EBITDA in order to evaluate the results of Buckeye’s operations on a comparative basis over multiple periods.

The EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies because EBITDA and Adjusted EBITDA exclude some items that affect net income attributable to Buckeye’s unitholders, and these items may vary among other companies. Management uses Adjusted EBITDA to evaluate consolidated operating performance and the operating performance of the business segments and to allocate resources and capital to the business segments.  In addition, Buckeye’s management uses Adjusted EBITDA as a performance measure to evaluate the viability of proposed projects and to determine overall rates of return on alternative investment opportunities.

Buckeye believes that investors benefit from having access to the same financial measures used by Buckeye’s management. Further, Buckeye believes that these measures are useful to investors because they are one of the bases for comparing Buckeye’s operating performance with that of other companies with similar operations, although Buckeye’s measures may not be directly comparable to similar measures used by other companies.

RESULTS OF OPERATIONS

The table below presents Adjusted EBITDA by segment and on a consolidated basis for the three and nine months ended September 30, 2009 and 2008, and a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to unitholders of Buckeye, which is the most comparable GAAP financial measure (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Adjusted EBITDA:
Pipeline Operations	$55,283	$44,875	$169,039	$141,365
Terminalling and Storage	19,668	18,659	47,958	44,999
Natural Gas Storage	10,221	11,694	27,734	28,336
Energy Services	7,003	6,207	15,035	8,454
Other Operations	2,240	1,626	5,461	5,810
Total	$94,415	$83,061	$265,227	$228,964

GAAP reconciliation:
Net income attributable to Buckeye Partners, L.P.	$57,889	$46,602	$63,278	$130,271
Less: Income (loss) from discontinued operations	—	(176)	—	1,230
Net income attributable to Buckeye Partners, L.P. unitholders from continuing operations	57,889	46,778	63,278	129,041
Interest and debt expense	20,543	19,053	53,780	55,008
Income tax expense (benefit)	(391)	9	(263)	435
Depreciation and amortization	14,253	15,457	43,408	41,415
EBITDA	92,294	81,297	160,203	225,899
Non-cash deferred lease expense	1,125	1,764	3,375	3,065
Asset impairment expense	—	—	72,540	—
Reorganization expense	996	—	29,109	—
Adjusted EBITDA	$94,415	$83,061	$265,227	$228,964

A summary of financial information by business segment is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Pipeline Operations	$96,714	$91,439	$294,084	$286,716
Terminalling and Storage	34,036	33,003	94,108	87,749
Natural Gas Storage	28,576	16,762	60,325	43,412
Energy Services	258,407	344,494	728,563	926,809
Other Operations	7,516	12,011	25,446	33,637
Intersegment	(1,805)	(1,539)	(11,022)	(9,329)
Total	$423,444	$496,170	$1,191,504	$1,368,994

Total costs and expenses: (1)
Pipeline Operations	$54,248	$58,352	$256,735	$177,921
Terminalling and Storage	16,497	15,976	54,535	47,455
Natural Gas Storage	20,917	7,848	40,634	21,938
Energy Services	252,704	340,684	717,928	921,570
Other Operations	4,918	10,398	21,134	28,189
Intersegment	(1,805)	(1,539)	(11,022)	(9,329)
Total	$347,479	$431,719	$1,079,944	$1,187,744

Depreciation and amortization:
Pipeline Operations	$9,394	$10,092	$28,695	$28,704
Terminalling and Storage	1,967	1,600	5,852	4,604
Natural Gas Storage	1,346	982	4,272	3,732
Energy Services	1,070	2,336	3,192	3,070
Other Operations	476	447	1,397	1,305
Total	$14,253	$15,457	$43,408	$41,415

Asset impaiment expense:
Pipeline Operations	$—	$—	$72,540	$—

Reorganization expense:
Pipeline Operations	$518	$—	$23,572	$—
Terminalling and Storage	163	—	2,565	—
Natural Gas Storage	91	—	382	—
Energy Services	206	—	1,150	—
Other Operations	18	—	1,440	—
Total	$996	$—	$29,109	$—

Operating income:
Pipeline Operations	$42,466	$33,087	$37,349	$108,795
Terminalling and Storage	17,539	17,027	39,573	40,294
Natural Gas Storage	7,659	8,914	19,691	21,474
Energy Services	5,703	3,810	10,635	5,239
Other Operations	2,598	1,613	4,312	5,448
Total	$75,965	$64,451	$111,560	$181,250

(1)                      Includes depreciation and amortization, asset impairment expense and reorganization expense.

Third Quarter of 2009 Compared to Third Quarter of 2008

Consolidated

Adjusted EBITDA increased by $11.3 million to $94.4 million in the third quarter of 2009 from $83.1 million in the corresponding period in 2008.  All business segments, except for the Natural Gas Storage segment, contributed to this increase in Adjusted EBITDA. The Pipeline Operations segment generated an increase of $10.4 million of Adjusted EBITDA, despite lower transportation volumes. The shortfall in volumes was offset by increased tariffs, more favorable settlement experience and lower overall operating expenses. The Terminalling and Storage segment contributed $1.0 million to the increase in Adjusted EBITDA, driven by new terminals and growth in other terminalling and storage revenues, partially offset by less favorable settlement experience. The Energy Services segment generated a $0.8 million increase in Adjusted EBITDA from increased volumes and improved margins, partially offset by higher operating expenses. The Other Operations segment realized increased Adjusted EBITDA of $0.6 million from improved construction contract margins. The Natural Gas Storage segment’s Adjusted EBITDA decreased $1.5 million in the third quarter of 2009 as compared to the third quarter of 2008 due to increased expenses associated with certain hub services transactions stemming from delays in the start-up of a natural gas storage expansion project known as Kirby Hills phase II (the “Kirby Hills II project”) and general market conditions. The revenue and expense factors affecting the increase in consolidated Adjusted EBITDA are more fully discussed below.

Revenue was $423.4 million in the third quarter of 2009, which is a decrease of $72.8 million or 14.7% from the corresponding period in 2008.  This overall decrease was caused primarily by a decrease in revenue from the Energy Services segment of $86.1 million resulting from a reduction in petroleum product prices in the current quarter.  This decrease was partially offset by increased revenues from the Pipeline Operations segment due to increased tariffs, increased Terminalling and Storage segment revenues from new terminals and increased Natural Gas Storage segment revenues from increased marketing efforts.  The Other Operations segment reported lower revenue due to decreased construction activities.

Total costs and expenses were $347.4 million in the third quarter of 2009, which is a decrease of $84.2 million or 19.5% from the corresponding period in 2008. Generally, operating expenses were down across all segments, with the exception of the Natural Gas Storage segment.  The decrease in total costs and expenses resulted primarily from a decrease in petroleum product prices, which resulted in an $88.0 million decrease in the Energy Services segment’s cost of product sales.  In addition, there were lower operating expenses in the Pipeline Operations segment due to decreased costs associated with contract service activities and in the Other Operations segment due to decreased construction activities, which contributed to the overall decrease in costs and expenses.  The Natural Gas Storage segment experienced increased expenses associated with certain hub services transactions stemming from delays in the Kirby Hills II project and general market conditions.

Consolidated income from continuing operations attributable to Buckeye unitholders was $57.9 million in the third quarter of 2009 compared to $46.8 million in the third quarter of 2008. The current quarter results also include an increase of $1.5 million in interest and debt expense from the third quarter 2008 largely attributable to the issuance of $275.0 million aggregate principal amount of 5.500% Notes due 2019 (the “5.500% Notes”) in August 2009. In addition, depreciation and amortization decreased by $1.2 million due primarily to the cessation of depreciation related to the assets held for sale (see Note 2 to the condensed consolidated financial statements).

Pipeline Operations

Adjusted EBITDA from the Pipeline Operations segment of $55.3 million in the third quarter of 2009 increased by $10.4 million from $44.9 million in the third quarter of 2008. The increase in Adjusted EBITDA was driven primarily by the benefit of increased tariffs and more favorable settlement experience of $11.3 million, offset by the impact of lower volumes, including lower volumes from the Buckeye NGL Pipeline (see Note 2 to the condensed consolidated financial statements), and miscellaneous revenue of $4.6 million.  Reduced operating expenses of $2.2 million and increased income from equity investments of $1.4 million also contributed to the improvement in Adjusted EBITDA.  The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $96.7 million in the third quarter of 2009, which is an increase of $5.3 million or 5.8% from the corresponding period in 2008. Despite a decrease in transportation volumes of 5.7%, net transportation revenues were up $7.8 million due to increased tariffs and settlement experience compared with the third quarter of 2008. Tariff increases of 3.7% and 3.8% were implemented on January 1, 2009 and July 1, 2009, respectively. Revenues from storage, rentals, product sales and other incidental services were down $2.5 million from the third quarter of 2008, which is primarily related to reduced contract service activities at customer facilities connected to Buckeye’s refined product pipelines.

Total costs and expenses were $54.2 million in the third quarter of 2009, which is a decrease of $4.1 million or 7.0% from the corresponding period in 2008. Total costs and expenses include $0.5 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include decreases in costs associated with contract service activities at customer facilities connected to Buckeye’s refined product pipelines of $2.3 million, a decrease in product costs of $1.5 million associated with fuel purchases related to a product supply arrangement, a decrease in operating power costs of $1.1 million resulting from lower rates and volumes transported, a decrease in depreciation and amortization expense of $0.7 million, and a decrease in remediation activities of $0.8 million. These decreases were partially offset by an increase in integrity expenditures of $2.3 million.

Operating income was $42.5 million in the third quarter of 2009 compared to $33.1 million in the third quarter of 2008. Depreciation and amortization decreased by $0.7 million in the third quarter of 2009, primarily due to the cessation of depreciation on the Buckeye NGL Pipeline as a result of its classification as an asset held for sale.

Product volumes transported in the Pipeline Operations segment for the three months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended
	September 30,
	2009	2008
Product
Gasoline	666,900	682,500
Distillate	233,500	263,100
Jet Fuel	350,000	363,600
LPGs	17,700	18,800
Natural gas liquids	9,600	21,000
Other products	5,000	11,400
Total	1,282,700	1,360,400

Terminalling and Storage

Adjusted EBITDA from the Terminalling and Storage segment of $19.7 million in the third quarter of 2009 increased by $1.0 million from $18.7 million in the third quarter of 2008. The increase in Adjusted EBITDA is due to the contribution from new terminals of $2.0 million, increased fees, storage and rental revenue growth of $3.8 million and decreases in operating expenses of $0.6 million, partially offset by the impact of lower volumes and settlement experience of $5.5 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $34.0 million in the third quarter of 2009, which is an increase of $1.0 million or 3.1% from the corresponding period in 2008. This overall increase resulted primarily from $2.6 million of revenue in 2009 from terminals that were acquired at various times in 2008.  This increase was partially offset by a decrease in settlement experience and a 9.8% volume decrease in the third quarter of 2009 as compared to the third quarter of 2008.

Total costs and expenses were $16.5 million in the third quarter of 2009, which is an increase of $0.5 million or 3.3% from the corresponding period in 2008. Total costs and expenses include $0.2 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include an increase of $0.9 million of operating expenses associated with the terminals acquired at various times in 2008, offset by a reduction of $0.6 million for environmental remediation expenses and payroll and payroll benefit expenses.

Operating income was $17.5 million in the third quarter of 2009 compared to $17.0 million in the third quarter of 2008. Depreciation and amortization increased by $0.4 million in the third quarter of 2009 as a result of new terminals acquired in 2008.

Average daily throughput for the refined products terminals for the three months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Three Months Ended
	September 30,
	2009	2008

Third-party throughput	442,700	448,700
Intersegment throughput	43,800	90,500
Products throughput	486,500	539,200

Natural Gas Storage

Adjusted EBITDA from the Natural Gas Storage segment of $10.2 million in the third quarter of 2009 decreased by $1.5 million from $11.7 million in the third quarter of 2008. The decrease in Adjusted EBITDA is primarily attributable to increased expenses from certain hub services transactions stemming from delays in the Kirby Hills II project and general market conditions. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $28.6 million in the third quarter of 2009, which is an increase of $11.8 million or 70.5% from the corresponding period in 2008. Lease revenue increased $1.5 million and hub services and other revenue increased $10.3 million from the third quarter of 2008 due to increased marketing efforts.

Total costs and expenses were $20.9 million in the third quarter of 2009, which is an increase of $13.1 million or 166.5% from the corresponding period in 2008. Total costs and expenses include $0.1 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. The increase in costs and expenses was primarily attributable to certain hub services activities transactions stemming from delays in the Kirby Hills II project and general market conditions.

Operating income was $7.7 million in the third quarter of 2009 compared to $8.9 million in the third quarter of 2008. Depreciation and amortization increased by $0.4 million in the third quarter of 2009 due to a purchase price adjustment resulting in a true-up of depreciation expense which occurred during the third quarter of 2008 related to the acquisition of Lodi Gas Storage, L.L.C. (“Lodi Gas”) in 2008.

Energy Services

Adjusted EBITDA from the Energy Services segment of $7.0 million in the third quarter of 2009 increased by $0.8 million from $6.2 million in the third quarter of 2008. The increase in Adjusted EBITDA was driven by a 30.8% increase in sales volume and improved margins. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $258.4 million in the third quarter of 2009, which is a decrease of $86.1 million or 25.0% from the corresponding period in 2008. This overall decrease was primarily due to a decrease in petroleum product prices, which correspondingly lowers the cost of product sales, partially offset by a 30.8% increase in volumes.

Total costs and expenses were $252.7 million in the third quarter of 2009, which is a decrease of $88.0 million or 25.8% from the corresponding period in 2008. Total costs and expenses include $0.2 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include a decrease in petroleum product prices in the current quarter as compared to the same period last year.

Operating income was $5.7 million in the third quarter of 2009 compared to $3.8 million in the third quarter of 2008. Depreciation and amortization decreased by $1.3 million in the third quarter of 2009 due to a purchase price adjustment resulting in a true-up of depreciation expense which occurred during the third quarter of 2008 related to the acquisition of Farm & Home Oil Company LLC in 2008.

Total volumes for the Energy Services segment for the three months ended September 30, 2009 and 2008 were as follows:

	Total Gallons
	Three Months Ended
	September 30,
	2009	2008

Sales volumes (in thousands)	138,500	105,900

Other Operations

Adjusted EBITDA from the Other Operations segment of $2.2 million in the third quarter of 2009 increased by $0.6 million from $1.6 million in the third quarter of 2008. This increase in Adjusted EBITDA was driven by lower operating expenses partially offset by lower revenues from operations and maintenance contracts. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third party pipelines, was $7.5 million in the third quarter of 2009, which is a decrease of $4.5 million or 37.4%  from the corresponding period in 2008.  The decrease in revenues resulted from a reduction in construction contract revenues.  These construction activities are principally conducted on a time and material basis.

Total costs and expenses were $4.9 million in the third quarter of 2009, which is a decrease of $5.5 million or 52.7% from the corresponding period in 2008.  Decreases in total costs and expenses resulting primarily from reduced operating expenses associated with construction contract activity of $4.8 million and lower maintenance expense of $0.4 million.

Operating income was $2.6 million in the third quarter of 2009 compared to $1.6 million in the third quarter of 2008. Depreciation and amortization remained constant in the third quarter of 2009, and income taxes decreased by $0.4 million in the same period due to lower earnings in the third quarter of 2009 as compared to the corresponding period in 2008.

Nine Months of 2009 Compared to Nine Months of 2008

Consolidated

Adjusted EBITDA increased by $36.2 million to $265.2 million in the first nine months of 2009 from $229.0 million in the corresponding period in 2008. All business segments, except for the Natural Gas Storage segment and Other Operations segment, contributed to this increase in Adjusted EBITDA.  The Pipeline Operations segment generated an increase of $27.6 million of Adjusted EBITDA despite lower transportation volumes in the first nine months of 2009 as compared to the first nine months of 2008. The shortfall in volumes was offset by increased tariffs, more favorable settlement experience and lower overall operating expenses. The Energy Services segment generated a $6.5 million increase in Adjusted EBITDA from increased volumes and improved margins. The Terminalling and Storage segment contributed $3.0 million to the increase in Adjusted EBITDA driven by new terminals and growth in other terminalling and storage revenues, partially offset by less favorable settlement experience. The Natural Gas Storage segment’s Adjusted EBITDA decreased $0.6 million in the first nine months of 2009 as compared to the first nine months of 2008 due to increased expenses associated with certain hub services transactions stemming from delays in the start-up of the Kirby Hills II expansion and general market conditions.  The Other Operations segment’s Adjusted EBITDA contribution decreased $0.3 million from reduced operating services and construction revenues. Further contributing to the increase in Adjusted EBITDA was the continued effectiveness of cost control measures implemented in the first nine months of 2009. Largely as a result of these efforts, combined with the delay of certain non-critical maintenance activities, overall spending levels were down $7.0 million in the first nine months of 2009 compared to the first nine months of 2008. Income from equity investments was responsible for $2.8 million of the Adjusted EBITDA increase.  The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.

Revenue was $1,191.5 million in the first nine months of 2009, which is a decrease of $177.5 million or 13.0% from the corresponding period in 2008. This overall decrease was caused primarily by a decrease in revenues from the Energy Services segment of $198.2 million due to an overall reduction in petroleum product prices in the first nine months of 2009 as compared to the corresponding period in 2008. This decrease was partially offset by increased revenues from the Pipeline Operations segment due to increased tariffs, increased Terminalling and Storage segment revenues from new terminals and increased Natural Gas Storage segment revenues from increased marketing efforts.  The Other Operations segment reported lower revenue due to decreased construction activities.

Total costs and expenses were $1,079.9 million in the first nine months of 2009, which is a decrease of $107.9  million or 9.1% from the corresponding period in 2008. Total costs and expenses reflect a decrease in petroleum product prices, which resulted in a $203.7 million decrease in the Energy Services segment’s cost of product sales in the first nine months of 2009 as compared to the corresponding period in 2008. In addition, total costs and expenses reflect the effectiveness of overall cost management efforts implemented in the first nine months of 2009. These decreases in total costs and expenses were partially offset by a $72.5 million asset impairment expense and a $29.1 million reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements), which are not components of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include increased operating costs for new terminals in the Terminalling and Storage segment and increased expenses associated with certain hub services transactions stemming from delays in the Kirby Hills II project in the Natural Gas Storage segment and general market conditions.

Consolidated income from continuing operations attributable to Buckeye unitholders was $63.3 million in the first nine months of 2009 compared to $129.0 million in the first nine months of 2008. The current period results also include a decrease of $1.2 million in interest and debt expense from $55.0 million in the same period in 2008 largely attributable to lower borrowing rates on Buckeye’s revolving credit facility and the Energy Services segment’s credit agreement in 2009 as compared to 2008 and an increase in capitalized interest for a gas storage facility expansion. In addition, depreciation and amortization increased by $2.0 million due to acquisitions made during 2008.

Pipeline Operations

Adjusted EBITDA from the Pipeline Operations segment of $169.0 million increased during the first nine months of 2009 by $27.6 million from $141.4 million during the first nine months of 2008. The increase in Adjusted EBITDA was driven primarily by the benefit of increased tariffs and more favorable settlement experience of $29.3 million, offset by $11.5 million due to the impact of lower volumes.  Increased income from equity investments of $2.8 million and a decrease in maintenance and other expenses totaling $6.7 million also contributed to the Pipeline Operations segment’s improvement in Adjusted EBITDA. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $294.1 million in the first nine months of 2009, which is an increase of $7.4 million or 2.6% from the corresponding period in 2008. While transportation volumes were down 4.2%, net transportation revenues were up $19.4 million due to increased tariffs and settlement experience compared with the prior year period. Revenues from product sales, rentals and other incidental services were down $12.0 million from the prior year period.  The decrease in these revenues is primarily related to a decrease in product sales as a result of reduced product volumes sold to a wholesale distributor and a decrease in contract service activities at customer facilities connected to Buckeye’s refined product pipelines.

Total costs and expenses were $256.8 million in the first nine months of 2009, which is an increase of $78.8 million or 44.3% from the corresponding period in 2008. Total costs and expenses include $72.5 million of asset impairment expense and $23.6 million of reorganization expense (see Notes 2 and 3 to the condensed consolidated financial statements), which are not components of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include decreases in (i) product costs of $10.4 million as a result of reduced product volumes sold to a wholesale distributor, (ii) contract service activities of $1.1 million at customer facilities connected to Buckeye’s refined product pipelines, (iii) operating power of $1.6 million due to a decrease in rates and volumes, (iv) integrity program expenditures of $1.4 million and (v) professional fees of $1.2 million.

Operating income was $37.3 million in the first nine months of 2009 compared to operating income of $108.8 million in the first nine months of 2008. Depreciation and amortization of $28.7 million in the first nine months of 2009 was consistent with the same period in 2008.

Product volumes transported in the Pipeline Operations segment for the nine months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Nine Months Ended
	September 30,
	2009	2008
Product
Gasoline	661,700	674,300
Distillate	277,000	293,200
Jet Fuel	342,900	364,000
LPGs	17,000	18,800
Natural gas liquids	17,100	21,400
Other products	9,400	11,700
Total	1,325,100	1,383,400

Terminalling and Storage

Adjusted EBITDA from the Terminalling and Storage segment of $48.0 million increased during the first nine months of 2009 by $3.0 million from $45.0 million during the first nine months of 2008. The increase in Adjusted EBITDA reflects the contribution of new terminals of $6.7 million, increased fees, storage and rental revenue growth of $8.9 million and lower overall expenses of $0.1 million, offset by the impact of lower settlement experience and terminal volumes of $12.5 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $94.1 million in the first nine months of 2009, which is an increase of $6.4 million or 7.2% from the corresponding period in 2008. This overall increase resulted primarily from $10.0 million of revenue in the first nine months of 2009 from terminals that were acquired at various times in 2008.  These increases were partially offset by a decrease in settlement experience and an 8.5% decrease in terminal volumes in the first nine months of 2009 as compared to the first nine months of 2008.

Total costs and expenses were $54.5 million in the first nine months of 2009, which is an increase of $7.1 million or 14.9% from the corresponding period in 2008. Total costs and expenses include $2.6 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include an increase of $4.1 million of operating expenses for the terminal acquisitions made at various times in 2008 and an increase in remediation expenses and integrity program expenditures totaling $1.1 million.

Operating income was $39.6 million in the first nine months of 2009 compared to operating income of $40.3 million in the first nine months of 2008. Depreciation and amortization increased $1.2 million in the first nine months of 2009 as a result of new terminals acquired in 2008.

Average daily throughput for the refined products terminals for the nine months ended September 30, 2009 and 2008 were as follows:

	Average Barrels Per Day
	Nine Months Ended
	September 30,
	2009	2008

Third-party throughput	445,600	451,800
Intersegment throughput	46,300	85,800
Products throughput	491,900	537,600

Natural Gas Storage

Adjusted EBITDA from the Natural Gas Storage segment of $27.7 million decreased during the first nine months of 2009 by $0.6 million from $28.3 million during the first nine months of 2008. The decrease in Adjusted EBITDA was primarily a result of increased expenses from certain hub services transactions stemming from delays in the Kirby Hills II project and general market conditions. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $60.3 million in the first nine months of 2009, which is an increase of $16.9 million or 39.0% from the corresponding period in 2008. This overall increase resulted primarily from increased hub services revenues in the first nine months of 2009 driven by increased marketing efforts and the inclusion of a full nine months of revenue in 2009 compared to approximately eight and one half months in the corresponding period in 2008, reflecting Buckeye’s purchase of Lodi Gas on January 18, 2008. Lease revenue increased $4.4 million and hub services and other revenue increased $12.5 million from the first nine months of 2008.

Total costs and expenses were $40.6 million in the first nine months of 2009, which is an increase of $18.7 million or 85.2% from the corresponding period in 2008. Total costs and expenses include $0.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include expenses related to the acquisition of Lodi Gas, which experienced a full nine months of activity in 2009 versus eight and one half months in 2008, and increased expenses from certain hub services transactions stemming from delays in the Kirby Hills II project and general market conditions.

Operating income was $19.7 million in the first nine months of 2009 compared to operating income of $21.5 million in the first nine months of 2008.  Depreciation and amortization increased $0.5 million in the first nine months of 2009 from the corresponding period in 2008 due to a purchase price adjustment resulting in a true-up of depreciation expense which occurred during the 2008 period related to the acquisition of Lodi Gas in 2008.

Energy Services

Adjusted EBITDA from the Energy Services segment of $15.0 million increased during the first nine months of 2009 by $6.5 million from $8.5 million during the first nine months of 2008. This increase in Adjusted EBITDA was a result of a 56.5% increase in sales volume and improved margins.  The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue was $728.6 million in the first nine months of 2009, which is a decrease of $198.2 million or 21.4% from the corresponding period in 2008. This overall decrease was primarily due to a decline in petroleum product prices, which correspondingly lowers the cost of products sales, partially offset by a 56.5% increase in volumes due to the inclusion of a full nine months of revenue in 2009 compared to approximately seven and one half months in the corresponding period in 2008 for the acquisition of Farm & Home Oil Company LLC.

Total costs and expenses were $717.9 million in the first nine months of 2009, which is a decrease of $203.6 million or 22.1% from the corresponding period in 2008.  Total costs and expenses include $1.2 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include a decrease in commodity prices in the first nine months of 2009 as compared to the same period in 2008. This decrease was partially offset by the inclusion of nine months of operations in 2009 for the acquisition of Farm & Home Oil Company LLC.

Operating income was $10.6 million in the first nine months of 2009 compared to operating income of $5.2 million in the first nine months of 2008. Depreciation and amortization of $3.2 million in the first nine months of 2009 was relatively consistent with the same period in 2008.

Total sales volumes for the Energy Services segment for the nine months ended September 30, 2009 and 2008 were as follows:

	Total Gallons
	Nine Months Ended
	September 30,
	2009	2008

Sales volumes (in thousands)	455,500	291,100

Other Operations

Adjusted EBITDA from the Other Operations segment of $5.5 million decreased during the first nine months of 2009 by $0.3 million from $5.8 million during the first nine months of 2008. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue for the Other Operations segment, which consists principally of Buckeye’s contract operations and engineering services for third-party pipelines, was $25.4 million in the first nine months of 2009, which is a decrease of $8.2 million or 24.4% from the corresponding period in 2008.  The decrease in revenues resulted from reduced operating services and construction revenues of $8.2 million reflecting a customer’s termination of a contract in the second quarter of 2008 and a reduction in construction contract revenues.  These construction activities are principally conducted on a time and material basis.

Total costs and expenses were $21.1 million in the first nine months of 2009, which is a decrease of $7.1 million or 25.0% from the corresponding period in 2008. Total costs and expenses include $1.4 million of reorganization expense (see Note 3 to the condensed consolidated financial statements), which is not a component of Adjusted EBITDA as presented in the reconciliation above. Other factors impacting total costs and expenses include reduced operating expenses associated with a terminated customer contract and construction contract activity.

Operating income was $4.3 million in the first nine months of 2009 compared to operating income of $5.4 million in the first nine months of 2008. Depreciation and amortization of $1.4 million in the first nine months of 2009 was relatively consistent with the same period in 2008, and income taxes decreased $0.7 million in the first nine months of 2009 due to lower earnings in the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Indicators

Buckeye’s financial condition at September 30, 2009 and December 31, 2008 is highlighted in the following comparative summary:

	September 30,	December 31,
	2009	2008

Current ratio (1)	1.50 to 1	1.42 to 1
Working capital (in thousands) (2)	$157,225	$122,314
Ratio of total debt to total capital (3)	0.57 to 1	0.57 to 1
Book value per limited partner unit (4)	$22.96	$24.30

(1)          Current assets divided by current liabilities

(2)          Current assets minus current liabilities

(3)          Total debt divided by total debt plus total Buckeye Partners, L.P. unitholders’ capital

(4)          Total “Buckeye Partners, L.P. unitholders’ (deficit) capital” divided by Buckeye’s total limited partner units (“LP Units”) outstanding at the end of the period

Buckeye’s principal sources of liquidity are cash flows from operations, borrowings under its unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of LP Units.  Buckeye will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility.  Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from cash flows from operations and a secured credit facility (the “BES Credit Agreement”).  Buckeye’s principal uses of cash are capital expenditures, distributions to LP unitholders and acquisitions as described in “Cash Flows from Investing Activities” below.

Buckeye’s Annual Report on Form 10-K, which was filed on March 2, 2009, disclosed that, as a result of the financial credit crisis which emerged in the third and fourth quarters of 2008, Buckeye had taken steps to preserve its liquidity.  These steps included maintaining increased cash balances, reducing discretionary capital expenditures and appropriately managing operating and administrative expenses. Credit, capital markets and overall economic conditions remained difficult during the first nine months of 2009. However, economic conditions improved enough that certain businesses with investment-grade credit ratings were able to issue publicly-traded debt and other master limited partnerships were able to issue equity. Buckeye continued to evaluate the condition of the debt and equity capital markets and, on March 31, 2009, issued 2.6 million LP Units in an underwritten public offering at a net price of $35.08 per LP Unit, after underwriting discounts and commissions of $1.17 per LP Unit, for net proceeds of approximately $91.2 million. Proceeds from this offering were used to reduce outstanding borrowings under the Credit Facility. On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000 LP Units.  Buckeye also used the net proceeds from this offering of approximately $13.4 million to reduce outstanding borrowings under the Credit Facility. On August 18, 2009, Buckeye sold 5.500% Notes in an underwritten public offering. The 5.500% Notes were issued at 99.35% of their principal amount. Total proceeds from the offering, after underwriters’ fees, expenses and debt issuance costs of $1.8 million, were approximately $271.4 million, and were used to reduce amounts outstanding under the Credit Facility and for working capital purposes.

At September 30, 2009, Buckeye’s liquidity consisted of approximately $27.2 million of cash and cash equivalents and approximately $175.8 million available under the Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, BES had $60.2 million available under the BES Credit Agreement, pursuant to formulas set forth in borrowing base calculations (see “BES Credit Agreement” below).

Buckeye continues to believe that liquidity available under its credit facilities and cash flows from operations will be sufficient to fund its operations for 2009.

At September 30, 2009, Buckeye had an aggregate face amount of $1,574.6 million of debt, which consisted of $300.0 million of the 4.625% Notes due 2013 (the “4.625% Notes”), $275.0 million of the 5.300% Notes due 2014 (the “5.300% Notes”), $150.0 million of the 6.75% Notes due 2033 (the “6.75% Notes”), $125.0 million of the 5.125% Notes due 2017 (the “5.125% Notes”), $300.0 million of the 6.05% Notes due 2018 (the “6.05% Notes”), the 5.500% Notes and $149.6 million outstanding under the BES Credit Agreement (as discussed below). See Note 10 to the condensed consolidated financial statements for more information about the terms of the debt discussed above.

The fair values of Buckeye’s aggregate debt and credit facilities were estimated to be $1,560.6 million at September 30, 2009 and $1,367.7 million at December 31, 2008.  The fair values of the fixed-rate debt at September 30, 2009 and December 31, 2008 were estimated primarily by comparing the historic market prices of Buckeye’s publicly-issued debt with the market prices of other master limited partnerships’ publicly-issued debt with similar credit ratings and terms.  The fair values of Buckeye’s variable-rate debt are their carrying amounts as the carrying amount reasonably approximates fair value due to the variable interest rate.

Credit Facility

Buckeye has a borrowing capacity of $580.0 million under the Credit Facility, which may be expanded up to $780.0 million subject to certain conditions and upon further approval of the lenders.  The Credit Facility requires Buckeye to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.0 to 1.0, subject to a provision that allows for an increase to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, and other adjustments as defined, in each case excluding the income of certain majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments).  At September 30, 2009, Buckeye’s Funded Debt Ratio was approximately 4.5 to 1.0. As permitted by the Credit Facility, $149.6 million of borrowings by BES under its separate credit agreement (discussed below) and $72.5 million related to the Buckeye NGL Pipeline impairment expense were excluded from the calculation of the Funded Debt Ratio. At September 30, 2009, no amounts were outstanding under the Credit Facility, while at December 31, 2008, $298.3 million was outstanding under this facility.

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting Buckeye’s ability to incur additional indebtedness, to create or incur certain liens on its property, to dispose of property material to its operations, and to consolidate, merge, or transfer assets. At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the Credit Facility. See Note 10 to the condensed consolidated financial statements for more information about the terms of the Credit Facility.

On August 21, 2009, Buckeye Energy Holdings LLC (“BEH”), a wholly owned subsidiary of Buckeye, bought the outstanding loans and commitments of Aurora Bank FSB (formerly Lehman Brother Bank, FSB), a lender under the Credit Facility, through a sale and assignment agreement. Concurrent with this transaction, Buckeye repaid the $213.5 million outstanding balance of the Credit Facility, plus accrued interest and fees. The Credit Facility was subsequently amended to remove BEH as a lender by terminating its commitment in full, thus reducing the borrowing capacity of the Credit Facility from $600.0 million to $580.0 million.

At September 30, 2009, Buckeye had committed $1.4 million in support of letters of credit.  The obligations for letters of credit are not reflected as debt on Buckeye’s consolidated balance sheets.

BES Credit Agreement

On May 20, 2008, BES entered into the BES Credit Agreement, which was subsequently amended on July 18, 2008, September 15, 2008 and August 12, 2009.  The credit facility provided by the BES Credit Agreement provides for borrowings of up to $250.0 million.

The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions except for leverage ratio):

Borrowings	Minimum	Minimum	Maximum
Outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	50	40	7.0 to 1.0
Above $200 up to $250	60	50	7.0 to 1.0

At September 30, 2009, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $124.0 million and $79.7 million, respectively, and the Consolidated Leverage Ratio was 1.65 to 1.0.  The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.0% at September 30, 2009.

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted.  At September 30, 2009, Buckeye was not aware of any instances of noncompliance with the covenants under the BES Credit Agreement. See Note 10 to the condensed consolidated financial statements for more information about the terms of the BES Credit Agreement.

Derivatives

See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non-Trading Instruments” for a discussion of commodity derivatives used by Buckeye’s Energy Services segment.

On April 21, 2009, Buckeye entered into an interest rate swap agreement to hedge its variable interest rate risk on $50.0 million in borrowings under the Credit Facility. Under the swap agreement, Buckeye paid a fixed rate of interest of 0.63% for 180 days and, in exchange, would receive a series of six monthly payments based on the 30-day LIBOR rate in effect at the beginning of each monthly period. The amounts received by Buckeye corresponded to the 30-day LIBOR rates that Buckeye paid on the $50.0 million borrowed under the Credit Facility.  On August 27, 2009, in conjunction with the repayment of the outstanding balance under the Credit Facility, the swap was terminated.  Buckeye had designated the swap agreement as a cash flow hedge at inception.

Buckeye plans to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625 % Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014.  During the third quarter of 2009, Buckeye entered into three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before July 15, 2013 and three forward starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the issuance of debt on or before October 15, 2014.  The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the debt is issued. Unrealized losses of $2.7 million were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward starting interest rate swaps as of September 30, 2009. Buckeye designated the swap agreements as cash flow hedges at inception and expects the changes in values to be highly correlated with the changes in value of the underlying borrowings.

In October 2009, Buckeye entered into another forward starting interest rate swap with a total notional amount of $50.0 million related to the issuance of fixed-rate debt on or before July 15, 2013.

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

EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues.  EPME encouraged BGC to seek payment by invoking the $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC.  If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty.  To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect Buckeye’s financial position, results of operations, and cash flows.  To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty.  EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted.  Given the uncertainty of future ammonia prices and EPME’s future actions, Buckeye is unable to estimate the amount of any such losses it might incur in the future. Buckeye is assessing its options, including potential recourse against EPME and El Paso, with respect to this matter.

Cash Flows from Operations

The components of cash flows from operations for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Income from continuing operations	$67,442	$133,128
Depreciation and amortization	43,408	41,415
Asset impairment expense	72,540	—
Net changes in fair value of derivatives	(5,632)	—
Changes in current assets and liabilities	(102,376)	4,639
Changes in non-current assets and liabilities	(6,193)	(1,659)
Cash flows from discontinued operations	—	397
Other	2,401	4,467
Total	$71,590	$182,387

Cash flows from operations were $71.6 million for the first nine months of 2009, a decrease of $110.8 million from the first nine months of 2008.

For the nine months ended September 30, 2009, cash used in working capital resulted primarily from increases in inventories of $90.6 million, prepaid and other current assets of $21.7 million, and trade receivables of $8.4 million.  These cash uses were partially offset by an increase in accrued and other current liabilities of $10.7 million and a decrease in construction and pipeline relocation receivables of $9.4 million.

Increases in inventory are primarily due to an increase in inventory purchases which are hedged with futures contracts that expire primarily in the winter months.  These inventory purchases were made for the purposes of storing inventory through the summer and selling the inventory in the next winter.  As a result of energy market conditions, Buckeye significantly increased its physical inventory purchases during the first nine months of 2009.  The cash invested in inventories is expected to be recovered within the next six months.  Increases in prepaid and other current assets are primarily due to an increase in prepaid services within the Natural Gas Storage segment and an increase in customer deposits within the Energy Services segment, partially offset by a decrease in margin deposits on futures contracts in the Energy Services segment.  The increase in trade receivables is due to the timing of collections as compared to amounts outstanding at December 31, 2008.  The increase in accrued and other current liabilities is primarily due to an increase in unearned revenues in the Natural Gas Storage segment. The decrease in construction and pipeline relocation receivables is due to a decrease in construction activity during the first nine months of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Capital expenditures	$58,803	$67,890
Acquisitions and equity investments	3,880	660,252
Net (proceeds) expenditures for disposal of property, plant and equipment	(1,248)	513
Proceeds from the sale of discontinued operations	—	(52,584)
Total	$61,435	$676,071

In the first nine months of 2009, Buckeye invested an additional $3.9 million in West Texas LPG Pipeline Limited Partnership (“WT LPG”) as Buckeye’s pro-rata contribution for an expansion project that was required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions. The expansion project consists of the construction of 39 miles of 12-inch pipeline and the installation of multiple booster stations.  The WT LPG expansion pipeline became operational in April 2009.  WT LPG is owned 80% by Chevron Pipe Line Co. and 20% by Buckeye.

In the first nine months of 2008, Buckeye expended $438.8 million for the acquisition of Lodi Gas, $143.2 million for the acquisition of Farm & Home Oil Company LLC, and an aggregate of $75.5 million for the acquisition of four terminals in Albany, New York, Niles and Ferrysburg, Michigan, and Wethersfield, Connecticut and the acquisition of the 50% member interest in WesPac Pipelines — San Diego LLC that Buckeye did not already own.

Capital expenditures are summarized below (net of amounts accrued at September 30, 2009 and 2008) (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Maintenance and capital expenditures	$11,869	$14,497
Expansion and cost reduction	46,934	53,393
Total	$58,803	$67,890

Buckeye incurred $11.9 million and $14.5 million of sustaining capital expenditures and $46.9 million and $53.4 million of expansion and cost-reduction expenditures in the first nine months of 2009 and 2008, respectively.  Expansion and cost reduction projects in 2009 and 2008 included a natural gas storage expansion project known as Kirby Hills Phase II, as well as ethanol and butane blending projects at certain of Buckeye’s terminals, and the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey.

Buckeye expects to spend approximately $85.0 million to $100.0 million in capital expenditures in 2009, of which approximately $20.0 million to $25.0 million is expected to relate to sustaining capital expenditures and $65.0 million to $75.0 million is expected to relate to expansion and cost-reduction projects.  Sustaining capital expenditures include renewals and replacement of tank floors and roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems.  In 2009, major expansion and cost-reduction expenditures, which represent growth capital, include the completion of Kirby Hills Phase II and will include the completion of the construction of additional product storage tanks at Linden, New Jersey and the construction of a 4.7 mile pipeline in central Connecticut to connect Buckeye’s pipeline in Connecticut to a third party’s electric generation plant which is currently under construction.

Cash Flows from Financing Activities

On August 18, 2009, Buckeye sold the 5.500% Notes in an underwritten public offering. The notes were issued at 99.35% of their principal amount. Total proceeds from the offering, after underwriters’ fees, expenses and debt issuance costs of $1.8 million, were approximately $271.4 million, and were used to reduce amounts outstanding under the Credit Facility and for working capital purposes.

On March 31, 2009, Buckeye issued 2.6 million LP Units in an underwritten public offering at $35.08 per LP Unit. Total proceeds from the offering, after underwriter’s discount of $1.17 per LP Unit and offering expenses, were approximately $91.2 million, and were used to reduce amounts outstanding under the Credit Facility.  On April 29, 2009, the underwriters of the March 31 equity offering exercised their option to purchase an additional 390,000 LP Units.  Buckeye also used the net proceeds from this offering of approximately $13.4 million to reduce outstanding borrowings under the Credit Facility.

During the first nine months of 2009 and 2008, Buckeye borrowed $160.7 million and $501.0 million under its Credit Facility, respectively, and repaid $459.0 million and $249.0 million, respectively.  Buckeye borrowed and repaid $187.6 and $134.0 million, respectively, under the BES Credit Agreement during the nine months ended September 30, 2009.  In 2008, net payments under the BES Credit Agreement and BES’ previous credit agreement were $1.0 million. In January 2008, Buckeye received net proceeds of $298.1 million for the sale of the 6.05% Notes in an underwritten public offering to partially pre-fund the Lodi Gas acquisition.

Distributions to unitholders were $170.4 million in the first nine months of 2009 compared to $150.4 million in the first nine months of 2008.  The increase in distributions resulted from increases in the unit distribution rate and the issuance of 3.0 million LP Units in the first nine months of 2009.

OTHER MATTERS

Accounting Pronouncements

See Note 1 to Buckeye’s condensed consolidated financial statements for a description of recent accounting developments.

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

Commodity Risk

The Energy Services segment primarily uses exchange-traded petroleum futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges.  Accordingly, Buckeye’s method of measuring ineffectiveness compares the change in the fair value of New York Mercantile Exchange futures contracts to the change in fair value of Buckeye’s hedged fuel inventory.

The Energy Services segment has elected not to use hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during each reporting period.

As of September 30, 2009, the Energy Services segment had commodity derivative assets and liabilities as follows (in thousands):

September 30,
2009
Assets:
Fixed-price sales contracts	$12,840
Futures contracts for fixed-price sales contracts	4,000
Futures contract for natural gas	590

Liability:
Futures contracts for inventory	(10,314)
Fixed-price sales contracts	(1,859)
Total	$5,257

Substantially all of the unrealized loss at September 30, 2009 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold.  Gains recorded on inventory hedges that were ineffective were approximately $10.0 million and $17.7 million for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2009, open petroleum derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond December 2010.  In addition, at September 30, 2009, Buckeye had refined product inventories which it intends to use to satisfy a portion of the fixed-price sales contracts.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates indicated in the following table, the estimated fair value of portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenerio	Classification	Fair Value
		Gain (Loss)
Fair value assuming no change in underlying commodity prices (as is)	Asset	$5,257
Fair value assuming 10% increase in underlying commodity prices	Liability	$(15,685)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$26,199

Interest Rate Risk

Buckeye is exposed to risk resulting from changes in interest rates.  Buckeye does not currently have foreign exchange risk.  Buckeye is exposed to fair value risk with respect to the fixed-rate portion of its financing arrangements (the 5.125% Notes, the 5.300% Notes, the 4.625% Notes, the 6.75% Notes, the 6.05% Notes and the 5.500% Notes) and to cash flow risk with respect to its variable rate obligations (the Credit Facility and the BES Credit Agreement).  Fair value risk represents the risk that the value of the fixed portion of Buckeye’s financing arrangements will rise or fall depending on changes in interest rates.  Cash flow risk represents the risk that interest costs related to the Credit Facility and the BES Credit Agreement will rise or fall depending on changes in interest rates.

At September 30, 2009, Buckeye had total fixed-rate debt obligations at face value of $1,425.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.75% Notes, $300.0 million of the 6.05% Notes and $275.0 million of the 5.500% Notes.  The fair value of these fixed-rate obligations at September 30, 2009 was approximately $1,411.0 million.  Buckeye estimates that a 1% decrease in rates for obligations of similar maturities would increase the fair value of its fixed-rate debt obligations by $87.6 million. Buckeye’s variable debt obligation was $149.6 million under the BES Credit Agreement at September 30, 2009.  Based on the balances outstanding at September 30, 2009, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.5 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of Buckeye GP, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of its disclosure controls and procedures for Buckeye as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Buckeye GP’s disclosure controls and procedures for Buckeye as of the end of the period covered by this report are designed and operating effectively to provide reasonable assurance that the information required to be disclosed by Buckeye GP in reports filed on behalf of Buckeye under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in Buckeye GP’s internal control over financial reporting for Buckeye during the most recent fiscal quarter with respect to Buckeye’s operations that has materially affected, or is reasonably likely to materially affect, Buckeye GP’s internal control over financial reporting for Buckeye.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information on legal proceedings, see Part I, Item 1, Financial Statements, Note 9, “Contingencies” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated into this item by reference.

Item 1A. Risk Factors

Security holders and potential investors in Buckeye’s securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of Buckeye’s Annual Report on Form 10-K for 2008 and in Part II, “Item 1A. Risk Factors” of Buckeye’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 in addition to other information in such reports and in this Quarterly Report.  Buckeye has identified these risk factors as important factors that could cause its actual results to differ materially from those contained in any written or oral forward-looking statements made by Buckeye or on its behalf.

Item 6. Exhibits

(a)          Exhibits

4.1               Sixth Supplemental Indenture, dated August 18, 2009, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank) (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 24, 2009).

10.1         Third Increase Agreement and Waiver dated as of August 12, 2009, to the Credit Agreement, dated as of May 20, 2008, among Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 19, 2009).

10.2         Fourth Amendment to Credit Agreement, dated August 21, 2009, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto.

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

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: November 3, 2009	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Chief Financial Officer
(Principal Accounting and Principal
Financial Officer)