Form 10-Q
period 2010-03-31
BUCKEYE PARTNERS, L.P.
filed 2010-05-07
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Registrant’s telephone number, including area code: (832) 615-8600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Limited partner units outstanding as of May 3, 2010: 51,501,265

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per limited partner unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product sales	$568,170	$268,779
Transportation and other services	163,004	148,061

Total revenue	731,174	416,840

Costs and expenses:
Cost of product sales and natural gas storage services	569,737	250,676
Operating expenses	65,709	73,507
Depreciation and amortization	15,644	14,480
General and administrative	9,064	8,074

Total costs and expenses	660,154	346,737

Operating income	71,020	70,103

Other income (expense):
Earnings from equity investments	2,652	2,082
Interest and debt expense	(21,549)	(17,176)
Other income	155	111

Total other expense	(18,742)	(14,983)

Net income	52,278	55,120
Less: net income attributable to noncontrolling interests	(1,765)	(1,360)

Net income attributable to Buckeye Partners, L.P.	$50,513	$53,760

Allocation of net income attributable to Buckeye Partners, L.P.:

Net income allocated to general partner	$12,495	$11,666

Net income allocated to limited partners	$38,018	$42,094

Earnings Per Limited Partner Unit:
Basic	$0.73	$0.87

Diluted	$0.73	$0.87

Weighted average number of limited partner units outstanding:
Basic	51,471	48,401

Diluted	51,634	48,406

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income	$52,278	$55,120
Other comprehensive income (loss):
Change in value of derivatives	(1,928)	190
Amortization of interest rate swaps	240	240
Amortization of benefit plan costs	22	(359)

Total other comprehensive income (loss)	(1,666)	71

Comprehensive income	$50,612	$55,191

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$16,507	$34,599
Trade receivables, net	134,563	124,165
Construction and pipeline relocation receivables	11,420	14,095
Inventories	246,230	310,214
Derivative assets	1,964	4,959
Assets held for sale	—	22,000
Prepaid and other current assets	77,125	103,691

Total current assets	487,809	613,723

Property, plant and equipment, net	2,224,409	2,228,265

Equity investments	99,503	96,851
Goodwill	208,876	208,876
Intangible assets, net	44,044	45,157
Other non-current assets	56,333	62,777

Total assets	$3,120,974	$3,255,649

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$183,500	$239,800
Accounts payable	53,562	56,525
Derivative liabilities	2,831	14,665
Accrued and other current liabilities	105,604	106,743

Total current liabilities	345,497	417,733

Long-term debt	1,441,076	1,498,970
Other non-current liabilities	105,800	102,851

Total liabilities	1,892,373	2,019,554

Commitments and contingent liabilities	—	—

Partners’ capital:
Buckeye Partners, L.P. unitholders’ capital:
General Partner (243,914 units outstanding as of March 31, 2010 and December 31, 2009)	1,801	1,849
Limited Partners (51,492,565 and 51,438,265 units outstanding as of March 31, 2010 and December 31, 2009, respectively)	1,207,739	1,214,136
Accumulated other comprehensive loss	(2,513)	(847)

Total Buckeye Partners, L.P. unitholders’ capital	1,207,027	1,215,138
Noncontrolling interests	21,574	20,957

Total partners’ capital	1,228,601	1,236,095

Total liabilities and partners’ capital	$3,120,974	$3,255,649

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$52,278	$55,120

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,644	14,480
Net changes in fair value of derivatives	(19,183)	4,103
Non-cash deferred lease expense	1,059	1,125
Earnings from equity investments	(2,652)	(2,082)
Distributions from equity investments	—	235
Amortization of other non-cash items	2,481	879
Change in assets and liabilities:
Trade receivables	(10,398)	(2,012)
Construction and pipeline relocation receivables	2,675	3,064
Inventories	73,705	26,101
Prepaid and other current assets	26,899	2,704
Accounts payable	(2,963)	(11,079)
Accrued and other current liabilities	347	(17,748)
Other non-current assets	2,964	2,103
Other non-current liabilities	1,890	2,640

Total adjustments from operating activities	92,468	24,513

Net cash provided by operating activities	144,746	79,633

Cash flows from investing activities:
Capital expenditures	(10,963)	(20,976)
Net proceeds (expenditures) for disposal of property, plant and equipment	22,174	(42)

Net cash provided by (used in) investing activities	11,211	(21,018)

Cash flows from financing activities:
Net proceeds from issuance of limited partner units	—	91,042
Proceeds from exercise of limited partner unit options	2,376	—
Borrowings under credit facilities	59,500	30,000
Repayments under credit facilities	(117,500)	(120,267)
Net repayments under BES credit agreement	(56,300)	(46,000)
Debt issuance costs	(9)	(13)
Distributions paid to noncontrolling interests	(1,148)	(1,307)
Distributions paid to partners	(60,968)	(53,651)

Net cash used in financing activities	(174,049)	(100,196)

Net decrease in cash and cash equivalents	(18,092)	(41,581)
Cash and cash equivalents — Beginning of period	34,599	58,843

Cash and cash equivalents — End of period	$16,507	$17,262

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	Buckeye Partners, L.P. Unitholders
			Accumulated
			Other
	General	Limited	Comprehensive	Noncontrolling
	Partner	Partners	Income (Loss)	Interests	Total
Balance — January 1, 2009	$(6,680)	$1,201,144	$(18,967)	$20,775	$1,196,272
Net income	11,666	42,094	—	1,360	55,120
Change in value of derivatives	—	—	190	—	190
Amortization of interest rate swaps	—	—	240	—	240
Amortization of benefit plan costs	—	—	(359)	—	(359)
Distributions paid to partners	(10,721)	(42,930)	—	—	(53,651)
Distributions paid to noncontrolling interests	—	—	—	(1,307)	(1,307)
Net proceeds from the issuance of limited partner units	—	91,042	—	—	91,042
Amortization of unit-based compensation awards	—	90	—	—	90

Balance — March 31, 2009	$(5,735)	$1,291,440	$(18,896)	$20,828	$1,287,637

Balance — January 1, 2010	$1,849	$1,214,136	$(847)	$20,957	$1,236,095
Net income	12,495	38,018	—	1,765	52,278
Change in value of derivatives	—	—	(1,928)	—	(1,928)
Amortization of interest rate swaps	—	—	240	—	240
Amortization of benefit plan costs	—	—	22	—	22
Distributions paid to partners	(12,543)	(48,425)	—	—	(60,968)
Distributions paid to noncontrolling interests	—	—	—	(1,148)	(1,148)
Non-cash accrual for distribution equivalent rights	—	(390)	—	—	(390)
Amortization of unit-based compensation awards	—	2,024	—	—	2,024
Exercise of limited partner unit options	—	2,376	—	—	2,376

Balance — March 31, 2010	$1,801	$1,207,739	$(2,513)	$21,574	$1,228,601

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Except for per unit amounts, or as otherwise noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands.
1. ORGANIZATION AND BASIS OF PRESENTATION
   Partnership Organization
     Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), the limited partner units (“LP Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our,” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.
     We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 67 active products terminals that provide aggregate storage capacity of approximately 27.2 million barrels. In addition, we operate and maintain approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a major natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. We operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics.
     Buckeye GP LLC (“Buckeye GP”) is our general partner. Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware MLP that is also publicly traded on the NYSE under the ticker symbol “BGH.”
     Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At March 31, 2010, Services Company owned approximately 3.0% of our LP Units. Services Company employees provide services to our operating subsidiaries. Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of March 31, 2010, and the results of our operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of our operations for the 2010 fiscal year. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We have eliminated all intercompany transactions in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Reclassifications
     Certain prior year amounts have been reclassified in the condensed consolidated statements of operations and condensed consolidated statements of cash flows to conform to the current-year presentation. The reclassifications in the condensed consolidated statements of operations are as follows:
•	Earnings from equity investments are now presented on a separate line item in the condensed consolidated statements of operations for the three months ended March 31, 2009. The other investment income that had previously been included with earnings from equity investments has been reclassified and included in “Other income” in the 2009 period.
The reclassifications in the condensed consolidated statements of cash flows are as follows:
•	We have separately disclosed cash flows from the issuance of long-term debt and borrowings under our credit facilities for the three months ended March 31, 2009. These amounts had been included within the same line item in the 2009 period.
     These reclassifications had no impact on net income or cash flows from operating, investing or financing activities.
   Recent Accounting Developments
     Consolidation of Variable Interest Entities (“VIEs”). In June 2009, the Financial Accounting Standards Board (“FASB”) amended consolidation guidance for VIEs. The objective of this new guidance is to improve financial reporting by companies involved with VIEs. This guidance requires each reporting company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a VIE. The new guidance is effective as of the beginning of each reporting company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance was effective for us on January 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.
     Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance became effective for us on January 1, 2010, except for the new disclosures related to Level 3 activities, which will be effective for us on January 1, 2011. We have included the enhanced disclosure requirements regarding fair value measurements in Note 13.
2. ACQUISITION AND DISPOSITION
   Refined Petroleum Products Terminals and Pipeline Assets Acquisition
     On November 18, 2009, we acquired from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.1 million in cash. In addition, we acquired certain inventory on hand upon completion of the transaction for additional consideration of $7.3 million. The assets include over 300 miles of active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage. ConocoPhillips entered into certain commercial contracts with us concurrent with our acquisition regarding usage of the acquired facilities. We believe the acquisition of these assets has given us greater access to markets and refinery operations in the Midwest and increased the commercial value of these assets and certain of our existing assets to our customers by offering enhanced distribution connectivity and flexible storage capabilities. The operations of these acquired assets are

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reported in the Pipeline Operations and Terminalling & Storage segments. The purchase price has been allocated to the tangible and intangible assets acquired, as follows:

Inventory	$7,287
Property, plant and equipment	44,400
Intangible assets	4,580
Environmental and other liabilities	(1,834)

Allocated purchase price	$54,433

   Sale of Buckeye NGL Pipeline
     Effective January 1, 2010, we sold our ownership interest in an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas for $22.0 million. The assets had been classified as “Assets held for sale” in our consolidated balance sheet at December 31, 2009 with a carrying amount equal to the proceeds received. Revenues for Buckeye NGL Pipeline for the three months ended March 31, 2009 were $3.3 million.
3. COMMITMENTS AND CONTINGENCIES
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
     In April 2010, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling approximately $0.5 million in connection with a tank overfill incident that occurred at our facility in East Chicago, Indiana, in May 2005 and other related personnel qualification issues raised as a result of PHMSA’s 2008 Integrity Inspection. We plan on contesting the proposed penalty. The timing or outcome of this appeal cannot reasonably be determined at this time.
   Environmental Contingencies
     In accordance with our accounting policy, we recorded operating expenses, net of insurance recoveries, of $2.8 million and $5.3 million during the three months ended March 31, 2010 and 2009, respectively, related to environmental expenditures unrelated to claims and proceedings.
   Ammonia Contract Contingencies
     On November 30, 2005, Buckeye Gulf Coast Pipe Lines, L.P. (“BGC”) purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”). As part of the transaction, BGC assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia. EPME and BGC agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012. To effectuate this agreement, BGC passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts. For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia costs exceeding ammonia sales proceeds. The amount of the shortfall generally increases as the market price of ammonia increases.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     EPME has informed BGC that, notwithstanding the parties’ agreement, it will not continue to pay BGC for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BGC to seek payment by invoking a $40.0 million guaranty made by El Paso which guaranteed EPME’s obligations to BGC. If EPME fails to reimburse BGC for these shortfalls for a significant period during the remainder of the term of the ammonia agreements, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BGC could adversely affect our financial position, results of operations and cash flows. To date, BGC has continued to receive payment for ammonia costs under the contracts at issue. BGC has not called on El Paso’s guaranty and believes only BGC may invoke the guaranty. EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted. We have been working with EPME to terminate the ammonia sales contracts and ammonia supply contracts and, at no cost to us, have terminated one of the ammonia sales contracts. Given, however, the uncertainty of future ammonia prices and EPME’s future actions, we continue to believe we have risk of loss and, at this time, are unable to estimate the amount of any such losses we might incur in the future. We are assessing our options in the event that we and EPME are unable to terminate the remaining contracts or otherwise mitigate the remaining risk, including potential recourse against EPME and El Paso, with respect to this matter.
   Customer Bankruptcy
     One of our customers filed for bankruptcy in October 2009 and, since such filing, has not paid any amounts due to us pursuant a contract under which approximately $4.2 million remains payable. At this time, we are unable to estimate the impact of the bankruptcy on amounts payable to us.
4. INVENTORIES
     Our inventory amounts were as follows at the dates indicated:

	March 31,	December 31,
	2010	2009
Refined petroleum products (1)	$235,696	$299,473
Materials and supplies	10,534	10,741

Total inventories	$246,230	$310,214

(1)	Ending inventory was 109.3 million and 141.7 million gallons of refined petroleum products at March 31, 2010 and December 31, 2009, respectively.
     At March 31, 2010 and December 31, 2009, approximately 93% and 99%, respectively, of our inventory was hedged. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Prepaid insurance	$4,718	$6,916
Insurance receivables	12,948	13,544
Ammonia receivable	7,005	7,429
Margin deposits	5,731	21,037
Prepaid services	21,267	21,571
Unbilled revenue	3,087	13,201
Tax receivable	7,162	7,162
Prepaid taxes	4,226	2,213
Other	10,981	10,618

Total prepaid and other current assets	$77,125	$103,691

6. EQUITY INVESTMENTS
     We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our equity investments, all included within the Pipeline Operations segment, at the dates indicated:

		March 31,	December 31,
	Ownership	2010	2009
Muskegon Pipeline LLC	40.0%	$15,617	$15,273
Transport4, LLC	25.0%	418	379
West Shore Pipe Line Company	24.9%	31,526	30,320
West Texas LPG Pipeline Limited Partnership	20.0%	51,942	50,879

Total equity investments		$99,503	$96,851

     The following table presents earnings from equity investments for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Muskegon Pipeline LLC	$344	$365
Transport4, LLC	39	29
West Shore Pipe Line Company	1,207	1,103
West Texas LPG Pipeline Limited Partnership	1,062	585

Total earnings from equity investments	$2,652	$2,082

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. INTANGIBLE ASSETS
     Intangible assets consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Customer relationships	$38,300	$38,300
Accumulated amortization	(6,373)	(5,631)

Net carrying amount	31,927	32,669

Customer contracts	16,380	16,380
Accumulated amortization	(4,263)	(3,892)

Net carrying amount	12,117	12,488

Total intangible assets	$44,044	$45,157

     For the three months ended March 31, 2010 and 2009, amortization expense related to intangible assets was $1.1 million and $0.9 million, respectively. Amortization expense related to intangible assets is expected to be approximately $4.5 million for each of the next five years.
8. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Deferred charge, net (1)	$4,849	$6,024
Prepaid services	8,799	11,640
Long-term derivative assets	15,900	17,204
Debt issuance costs	10,123	11,058
Insurance receivables	7,057	7,265
Other	9,605	9,586

Total other non-current assets	$56,333	$62,777

(1)	Net of accumulated amortization of $59.4 million and $58.2 million at March 31, 2010 and December 31, 2009, respectively. The market value of the LP Units issued in August 1997 in connection with the restructuring of Services Company’s ESOP was $64.2 million. This fair value was recorded as a deferred charge and is being amortized on a straight-line basis over 13.5 years.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Taxes — other than income	$18,794	$15,381
Accrued charges due Buckeye GP	937	1,218
Accrued charges due Services Company	420	6,104
Accrued employee benefit liability	3,287	3,287
Environmental liabilities	10,746	10,799
Accrued interest	18,568	30,609
Payable for ammonia purchase	7,056	7,015
Deferred revenue	18,501	6,829
Accrued capital expenditures	256	1,611
Reorganization	854	2,133
Deferred consideration	2,010	1,675
Other	24,175	20,082

Total accrued and other current liabilities	$105,604	$106,743

10. DEBT OBLIGATIONS

Long-term debt consists of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
4.625% Notes due July 15, 2013 (1)	$300,000	$300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
6.750% Notes due August 15, 2033 (1)	150,000	150,000
Credit Facility	20,000	78,000
BES Credit Agreement	183,500	239,800

Total debt	1,628,500	1,742,800
Less: Unamortized discount	(4,689)	(4,854)
Adjustment associated with fair value hedges	765	824

Subtotal debt	1,624,576	1,738,770
Less: Current portion of long-term debt	(183,500)	(239,800)

Total long-term debt	$1,441,076	$1,498,970

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.
     The fair values of our aggregate debt and credit facilities were estimated to be $1,677.4 million and $1,762.1 million at March 31, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
values of the variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
   Credit Facility
     We have a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”) with SunTrust Bank, as administrative agent, which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility’s maturity date is August 24, 2012, which we may extend for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service for our senior unsecured non-credit enhanced long-term debt. At March 31, 2010 and December 31, 2009, $20.0 million and $78.0 million, respectively, were outstanding under the Credit Facility. The weighted average interest rate for borrowings outstanding under the Credit Facility was 0.6% at March 31, 2010.
     The Credit Facility requires us to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain of our majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At March 31, 2010, our Funded Debt Ratio was approximately 4.29 to 1.00. As permitted by the Credit Facility, the $183.5 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) were excluded from the calculation of the Funded Debt Ratio.
     In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting our ability to incur additional indebtedness, to create or incur liens on our property, to dispose of property material to our operations, and to consolidate, merge or transfer assets. At March 31, 2010, we were not aware of any instances of noncompliance with the covenants under our Credit Facility.
     At March 31, 2010 and December 31, 2009, we had committed $1.4 million in support of letters of credit. The obligations for letters of credit are not reflected as debt on our condensed consolidated balance sheets.
   BES Credit Agreement
     BES has a credit agreement (the “BES Credit Agreement”) that provides for borrowings of up to $250.0 million. The BES Credit Agreement’s maturity date is May 20, 2011. Under the BES Credit Agreement, borrowings accrue interest under one of three rate options, at BES’s election, equal to (i) the Administrative Agent’s Cost of Funds (as defined in the BES Credit Agreement) plus 1.75%, (ii) the Eurodollar Rate (as defined in the BES Credit Agreement) plus 1.75% or (iii) the Base Rate (as defined in the BES Credit Agreement) plus 0.25%. The BES Credit Agreement also permits Daylight Overdraft Loans (as defined in the BES Credit Agreement), Swingline Loans (as defined in the BES Credit Agreement) and letters of credit. Such alternative extensions of credit are subject to certain conditions as specified in the BES Credit Agreement. The BES Credit Agreement is secured by liens on certain assets of BES, including its inventory, cash deposits (other than certain accounts), investments and hedging accounts, receivables and intangibles.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The balances outstanding under the BES Credit Agreement were approximately $183.5 million and $239.8 million at March 31, 2010 and December 31, 2009, respectively, both of which were classified as current liabilities in our condensed consolidated balance sheets. The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$40	$30	7.0 to 1.0
Above $150 up to $200	$50	$40	7.0 to 1.0
Above $200 up to $250	$60	$50	7.0 to 1.0
     At March 31, 2010, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $122.3 million and $75.0 million, respectively, and the Consolidated Leverage Ratio was 2.1 to 1.0. The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.0% at March 31, 2010.
     In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At March 31, 2010, we were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.
11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Accrued employee benefit liabilities (see Note 14)	$44,772	$45,837
Accrued environmental liabilities	18,687	19,053
Deferred consideration	17,923	18,425
Deferred rent	10,217	9,158
Deferred revenue	6,762	1,532
Other	7,439	8,846

Total other non-current liabilities	$105,800	$102,851

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The following table presents the components of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets at the dates indicated:

	March 31,	December 31,
	2010	2009
Adjustments to funded status of retirement income guarantee plan and retiree medical plan	$(4,453)	$(4,453)
Amortization of interest rate swap	(7,513)	(7,753)
Derivative instruments	15,573	17,501
Accumulated amortization of retirement income guarantee plan and retiree medical plan	(6,120)	(6,142)

Total accumulated other comprehensive loss	$(2,513)	$(847)

13. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, we entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended March 31, 2010, unrealized losses of $1.3 million were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     Over the next twelve months, we expect to reclassify $1.0 million of accumulated other comprehensive loss as an increase to interest expense that was generated by terminated forward-starting interest rate swaps in 2008 associated with our 6.050% Notes.
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
     In order to hedge the cost of natural gas used to operate our turbine engines at our Linden, New Jersey location, our Pipeline Operations segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (January 2010 through July 2011). We designated the futures contract as a cash flow hedge at inception.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes our commodity derivative instruments outstanding at March 31, 2010 (amounts in thousands of gallons, except as noted):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	18,417	210	Mark-to-market
Futures contracts for fixed-price sales contracts	11,844	210	Mark-to-market
Futures contracts for inventory	5,586	—	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for inventory	90,426	—	Fair Value Hedge
Futures contracts for natural gas (BBtu) (3)	360	120	Cash Flow Hedge

(1)	Volume represents net notional position.

(2)	The maximum term for derivatives included in the long-term column is August 2011.

(3)	BBtu represents one billion British thermal units.
     The following table sets forth the fair value of each classification of derivative instruments at the dates indicated:

	March 31, 2010			December 31, 2009
			Derivative			Derivative
	Assets	(Liabilities)	Net Carrying	Assets	(Liabilities)	Net Carrying
	Fair value	Fair value	Value	Fair value	Fair value	Value
Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	$1,906	$(1,217)	$689	$4,959	$(3,662)	$1,297
Futures contracts for fixed-price sales contracts	4,817	(13)	4,804	7,594	(384)	7,210
Futures contracts for inventory	1,749	(1,443)	306	—	—	—

Derivatives designated as hedging instruments:
Futures contracts for inventory	1,277	(7,616)	(6,339)	1,992	(20,517)	(18,525)
Futures contracts for natural gas	—	(327)	(327)	312	—	312
Interest rate contracts	15,900	—	15,900	17,204	—	17,204

Total			$15,033			$7,498

	March 31,	December 31,
Balance Sheet Locations:	2010	2009
Derivative assets	$1,964	$4,959
Other non-current assets	15,900	17,204
Derivative liabilities	(2,831)	(14,665)

Total	$15,033	$7,498

     Substantially all of the unrealized net loss of $6.0 million at March 31, 2010 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $4.8 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, open refined petroleum product derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts noted

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
above) varied in duration, but did not extend beyond May 2011. In addition, at March 31, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price sales contracts.
     The gains and losses on our derivative instruments recognized in income on our derivatives were as follows for the periods indicated:

		Gain (Loss) Recognized in
		Income on Derivatives
		Three Months Ended
		March 31,
	Location	2010	2009
Derivatives NOT designated as hedging instruments:
Fixed-price sales contracts	Product sales	$2,410	$13,295
Futures contracts for fixed-price sales contracts	Cost of product sales and natural gas storage services	(494)	(7,546)
Futures contracts for inventory	Cost of product sales and natural gas storage services	246	—

Derivatives designated as fair value hedging instruments:
Futures contracts for inventory	Cost of product sales and natural gas storage services	$(4,910)	$27,648
     The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated:

		Gain (Loss) Reclassified from
		AOCI to Income
		Three Months Ended
		March 31,
	Location	2010	2009
Derivatives designated as cash flow hedging instruments:
Futures contracts for natural gas	Cost of product sales and natural gas storage services	$(72)	$(53)
Interest rate contracts	Interest and debt expense	(240)	(602)

	Change in Value Recognized
	in OCI on Derivatives
	Three Months Ended
	March 31,
	2010	2009
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	$(696)	$116
Futures contracts for refined petroleum products	—	(233)
Interest rate contracts	(1,304)	(108)

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Recurring
     The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, March 31, 2010 and December 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

	March 31, 2010		December 31, 2009
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial assets:
Fixed-price sales contracts	$—	$1,906	$—	$4,959
Futures contracts for inventory and fixed-price sales contracts	58	—	—	—
Asset held in trust	—	—	1,793	—
Interest rate derivatives	—	15,900	—	17,204

Financial liabilities:
Fixed-price sales contracts	—	(1,217)	—	(3,662)
Futures contracts for inventory and fixed-price sales contracts	(1,614)	—	(11,003)	—

Total	$(1,556)	$16,589	$(9,210)	$18,501

     The value of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the NYMEX. The value of the Level 1 asset held in trust was obtained from quoted market prices. The value of the Level 2 derivative assets and liabilities were based on observable market data related to the obligations to provide petroleum products. The value of the Level 2 interest rate derivative was based on observable market data related to similar obligations.
     The Level 2 derivative assets of $1.9 million and $5.0 million as of March 31, 2010 and December 31, 2009, respectively, are each net of a credit valuation adjustment (“CVA”) of ($0.9) million. Because few of the Energy Services segment’s customers entering into these fixed-price sales contracts are large organizations with nationally-recognized credit ratings, the Energy Services segment determined that a CVA, which is based on the credit risk of such contracts, is appropriate. The CVA is based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement, and the customer’s historical and expected purchase performance under each contract.
  Non-Recurring
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of possible impairment. There were no fair value adjustments for such assets or liabilities reflected in our condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Services Company also sponsors an unfunded post-retirement benefit plan (the “Retiree Medical Plan”), which provides health care and life insurance benefits to certain of its retirees. To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 and meet certain service requirements.
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the periods indicated:

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$68	$208	$30	$105
Interest cost	232	371	205	492
Expected return on plan assets	(88)	(191)	—	—
Amortization of prior service benefit	(12)	(117)	(307)	(860)
Amortization of unrecognized losses	248	357	93	261

Net periodic benefit costs	$448	$628	$21	$(2)

     During the three months ended March 31, 2010, we contributed $1.5 million to the RIGP.
15. UNIT-BASED COMPENSATION PLANS
     We award unit-based compensation to employees and directors primarily under the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “Buckeye LTIP”), which became effective in March 2009. We formerly awarded options to acquire LP Units to employees pursuant to the Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized total unit-based compensation expense of $0.9 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
  Long-Term Incentive Plan
     The Buckeye LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through March 31, 2010, a total of 1,114,277 additional LP Units could be issued under the Buckeye LTIP.
     On December 16, 2009, the Compensation Committee approved the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”). The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the Buckeye LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which our phantom units may be awarded in lieu of cash compensation at the election of the employee. At December 31, 2009, eligible employees were allowed to defer up to 50% of their 2009 compensation award under our Annual Incentive Compensation Plan or other discretionary bonus program in

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”). Participants also receive one matching phantom unit for each Deferral Unit. Approximately $1.8 million of 2009 compensation awards had been deferred at December 31, 2009, for which 62,332 phantom units (including matching units) were granted during the three months ended March 31, 2010. These grants are included as granted in the Buckeye LTIP activity table below.
  Awards under the Buckeye LTIP
     During the three months ended March 31, 2010, the Compensation Committee granted 119,691 phantom units to employees (including the 62,332 phantom units granted pursuant to the Deferral Plan discussed above), 12,000 phantom units to independent directors of Buckeye GP and MainLine Management LLC, and 114,725 performance units to employees. The amount paid with respect to phantom unit distributions under the Buckeye LTIP was $0.2 million for the three months ended March 31, 2010.
     The following table sets forth the Buckeye LTIP activity for the periods indicated:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)	Total Value
Unvested at January 1, 2010	140,095	$39.81	$5,577
Granted	246,416	56.42	13,903
Forfeited	(1,307)	39.06	(51)

Unvested at March 31, 2010	385,204	$50.44	$19,429

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.
     At March 31, 2010, approximately $14.5 million of compensation expense related to the Buckeye LTIP is expected to be recognized over a weighted average period of approximately 2.3 years.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unit Option and Distribution Equivalent Plan
     The following is a summary of the changes in the LP Unit options outstanding (all of which are vested or are expected to vest) under the Option Plan for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	($/LP Unit)	Term (in years)	Value (1)
Outstanding at January 1, 2010	349,400	$46.25
Exercised	(54,300)	43.74

Outstanding at March 31, 2010	295,100	46.66	6.3	$3,956

Exercisable at March 31, 2010	189,900	$45.59	5.4	$2,750

(1)	Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in March 2010 and the exercise price, multiplied by the number of exercisable, in-the-money options.
     The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.8 million. There were no option exercises during the three months ended March 31, 2009. At March 31, 2010, total unrecognized compensation cost related to unvested LP Unit options was $0.1 million. We expect to recognize this cost over a weighted average period of 0.9 years. At March 31, 2010, 333,000 LP Units were available for grant in connection with the Option Plan. However, with the adoption of the Buckeye LTIP, we do not expect to make any future grants pursuant to the Option Plan. The fair value of options vested was $0.4 million and $0.3 million during the three months ended March 31, 2010 and 2009, respectively.
16. RELATED PARTY TRANSACTIONS
     We are managed by Buckeye GP, which is a wholly owned subsidiary of BGH. BGH is managed by its general partner, MainLine Management LLC (“MainLine Management”). MainLine Management is a wholly owned subsidiary of BGH GP Holdings, LLC (“BGH GP”). Affiliates of each of ArcLight Capital Partners, LLC (“ArcLight”) and Kelso & Company, along with certain members of our senior management, own the majority of the outstanding equity interests of BGH GP. In addition to owning MainLine Management, BGH GP owns approximately 62% of BGH’s common units.
     Under certain agreements, we are obligated to reimburse Services Company for certain direct and indirect costs related to the business activities of us and our subsidiaries. Services Company is reimbursed for insurance-related expenses, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. BGH previously reimbursed Services Company for the executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried employees. Since January 1, 2009, we are paying for all executive compensation and related benefits earned by Buckeye GP’s four highest salaried officers in exchange for an annual fixed payment from BGH of $3.6 million. Total costs incurred by us for the above services totaled $27.5 million and $28.6 million for the three months ended March 31, 2010 and 2009, respectively. We reimbursed Services Company for these costs.
     Services Company, which is beneficially owned by the ESOP, owned 1.6 million of our LP Units (approximately 3.0% of our LP Units outstanding) as of March 31, 2010. Distributions received by Services Company from us on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.5 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We incurred a senior administrative charge for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended March 31, 2009. The senior administrative charge was waived indefinitely on April 1, 2009 as these affiliates are currently not providing services to us that were contemplated as being covered by the senior administrative charge. As a result, there were no related charges recorded in the last nine months of 2009 or during the three months ended March 31, 2010.
     Buckeye GP receives incentive distributions from us pursuant to our partnership agreement and incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit. Incentive distribution payments totaled $12.3 million and $10.5 million during the three months ended March 31, 2010 and 2009, respectively.
17. PARTNERS’ CAPITAL AND DISTRIBUTIONS
   Summary of Changes in Outstanding General Partner Units and LP Units
     The following is a reconciliation of General Partner Units and LP Units outstanding for the periods indicated:

	General	Limited
	Partner	Partners	Total
Units outstanding at December 31, 2009	243,914	51,438,265	51,682,179
LP Units issued pursuant to the Option Plan	—	54,300	54,300

Units outstanding at March 31, 2010	243,914	51,492,565	51,736,479

  Cash Distributions
     We make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions totaled $61.0 million and $53.7 million during the three months ended March 31, 2010 and 2009, respectively.
     On May 7, 2010, we announced a quarterly distribution of $0.95 per LP Unit that will be paid on May 28, 2010, to unitholders of record on May 17, 2010. Total cash distributed to unitholders on May 28, 2010 will total approximately $61.7 million.
18. EARNINGS PER LIMITED PARTNER UNIT
     We use the two-class method for the computation of earnings per LP Unit. The two-class method requires the determination of net income allocated to limited partner interests as shown in the table below. Basic earnings per LP Unit is computed by dividing net income or loss allocated to limited partner interests per the two-class method by the weighted-average number of LP Units outstanding during a period. Diluted earnings per LP Unit is computed by dividing net income or loss allocated to limited partner interests per the two-class method by the weighted-average number of LP Units outstanding during a period, plus the dilutive effect of outstanding unit options and Buckeye LTIP awards calculated using the treasury stock method. Outstanding unit options and Buckeye LTIP awards are excluded from the calculation of diluted earnings per LP Unit in periods we experience a net loss because the effect is antidilutive.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents the computation of basic and diluted earnings per LP Unit for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Net income allocation:
Net income attributable to Buckeye Partners, L.P.	$50,513	$53,760
Less: General partner’s allocation of incentive distributions	(12,315)	(11,466)

Net income available to limited partners and general partner after incentive distributions	38,198	42,294
General partner’s ownership interest	0.472%	0.474%

Income allocation to general partner based upon ownership interest	$180	$200

General partner’s incentive distributions	$12,315	$11,466
Income allocation to general partner	180	200

Total income allocated to general partner	12,495	11,666
Adjustment for application of two-class method for MLPs (1)	281	—

Net income allocated to general partner in accordance with two-class method	$12,776	$11,666

(1)	We allocate net income to our general partner based on the distribution paid during the current quarter (including the incentive distribution interest in excess of the general partner’s ownership interest). Guidance issued by the FASB requires that the distribution pertaining to the current period net income, which is to be paid in the subsequent quarter, be utilized in the earnings per LP Unit calculation. We reflect the impact of this difference as the “Adjustment for application of two-class method for MLPs.”

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents the computation of basic and diluted earnings per LP Unit for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Earnings per LP Unit Calculation:
Numerator:
Net income attributable to Buckeye Partners, L.P.	$50,513	$53,760
Less: Net income allocated to general partner in accordance with two-class method	(12,776)	(11,666)

Net income available to limited partners in accordance with two-class method	$37,737	$42,094

Denominator:
Basic:
Weighted average LP Units oustanding	51,471	48,401

Diluted:
Weighted average LP Units oustanding	51,471	48,401
Dilutive effect of LP Unit options and Buckeye LTIP awards granted	163	5

Total	51,634	48,406

Earnings per LP Unit:
Basic	$0.73	$0.87

Diluted	$0.73	$0.87

19. BUSINESS SEGMENTS
     We operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics.
  Adjusted EBITDA
     In the first quarter of 2010, we revised our internal management reports provided to senior management, including the Chief Executive Officer, to redefine adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”) to now exclude non-cash unit-based compensation expense. We believe this revised measure provides an improved means by which to gauge our performance and increases comparability to similar measures used by other companies.
     Adjusted EBITDA is the primary measure used by senior management to evaluate our operating results and to allocate our resources. We define Adjusted EBITDA as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease, and (ii) non-cash unit-based compensation expense. EBITDA and Adjusted EBITDA are non-GAAP measures of performance and are reconciled to the most comparable GAAP measure, net income attributable to unitholders.
     Each segment uses the same accounting policies as those used in the preparation of our consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated. All periods are presented on a consistent basis. All of our operations and assets are conducted and located in the United States.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Financial information about each segment, EBITDA and Adjusted EBITDA are presented below for the periods or at the dates indicated:

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Pipeline Operations	$96,537	$99,195
Terminalling & Storage	42,371	30,643
Natural Gas Storage	25,406	15,077
Energy Services	568,202	268,480
Development & Logistics	7,515	9,125
Intersegment	(8,857)	(5,680)

Total revenue	$731,174	$416,840

Operating income (loss):
Pipeline Operations	$45,972	$44,916
Terminalling & Storage	23,466	10,993
Natural Gas Storage	3,555	6,238
Energy Services	(3,076)	6,412
Development & Logistics	1,103	1,544

Total operating income	$71,020	$70,103

Depreciation and amortization:
Pipeline Operations	$9,641	$9,577
Terminalling & Storage	2,494	1,866
Natural Gas Storage	1,767	1,581
Energy Services	1,287	1,059
Development & Logistics	455	397

Total depreciation and amortization	$15,644	$14,480

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2010	2009
Adjusted EBITDA:
Pipeline Operations	$57,817	$55,868
Terminalling & Storage	26,201	12,841
Natural Gas Storage	6,469	8,963
Energy Services	(1,541)	7,485
Development & Logistics	1,136	1,537

Total Adjusted EBITDA	$90,082	$86,694

GAAP Reconciliation:
Net income	$52,278	$55,120
Less: net income attributable to noncontrolling interests	(1,765)	(1,360)

Net income attributable to Buckeye Partners, L.P. unitholders	50,513	53,760
Interest and debt expense	21,549	17,176
Income tax (benefit) expense	(18)	65
Depreciation and amortization	15,644	14,480

EBITDA	87,688	85,481
Non-cash deferred lease expense	1,059	1,125
Non-cash unit-based compensation expense	1,335	88

Adjusted EBITDA	$90,082	$86,694

	Three Months Ended
	March 31,
	2010	2009
Capital additions: (1)
Pipeline Operations	$4,833	$6,634
Terminalling & Storage	2,581	5,641
Natural Gas Storage	1,399	6,375
Energy Services	618	730
Development & Logistics	177	74

Total capital additions	$9,608	$19,454

(1)	Amount includes ($1.4) million and ($1.5) million of non-cash changes in accruals for capital expenditures for the three months ended March 31, 2010 and 2009, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2010	2009
Total Assets:
Pipeline Operations (1)	$1,553,321	$1,592,916
Terminalling & Storage	531,917	532,971
Natural Gas Storage	547,484	573,261
Energy Services	417,213	482,025
Development & Logistics	71,039	74,476

Total assets	$3,120,974	$3,255,649

Goodwill:
Pipeline Operations	$—	$—
Terminalling & Storage	38,184	38,184
Natural Gas Storage	169,560	169,560
Energy Services	1,132	1,132
Development & Logistics	—	—

Total goodwill	$208,876	$208,876

(1)	All equity investments are included in the assets of the Pipeline Operations segment.
20. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flows and non-cash transactions were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Cash paid for interest (net of capitalized interest)	$32,272	$25,675
Cash paid for income taxes	163	544
Capitalized interest	529	1,281

Non-cash changes in assets and liabilities:
Change in capital expenditures in accounts payable	$1,355	$(1,522)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Cautionary Note Regarding Forward-Looking Statements
     This discussion contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Quarterly Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
Overview of Critical Accounting Policies and Estimates
     A summary of the significant accounting policies we have adopted and followed in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods, estimated useful lives and disposals of property, plant and equipment; reserves for environmental matters; fair value of derivatives; measuring the fair value of goodwill; and measuring recoverability of long-lived assets and equity method investments. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.
Overview of Business
     Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), the limited partner units (“LP Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” Unless the context requires otherwise, references to “we,” “us,” “our,” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, include our subsidiaries.
     Buckeye GP LLC (“Buckeye GP”) is our general partner. Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware MLP that is also publicly traded on the NYSE under the ticker symbol “BGH.”

     Our primary business strategies are to generate stable cash flows, increase pipeline and terminal throughput and pursue strategic cash-flow accretive acquisitions that complement our existing asset base, improve operating efficiencies and allow increased cash distributions to our unitholders.
     We operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics. Our principal line of business is the transportation, terminalling, storage and marketing of refined petroleum products in the United States for major integrated oil companies, large refined petroleum product marketing companies and major end users of refined petroleum products on a fee basis through facilities we own and operate. We own a major natural gas storage facility in northern California. In addition, we operate and maintain approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties.
Recent Developments
  Sale of Buckeye NGL Pipeline
     Effective January 1, 2010, we sold our ownership interest in an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas for $22.0 million. The assets had been classified as “Assets held for sale” in our consolidated balance sheet at December 31, 2009 with a carrying amount equal to the proceeds received.
Results of Operations
  Adjusted EBITDA
     In the first quarter of 2010, we revised our internal management reports provided to senior management, including the Chief Executive Officer, to redefine adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”) to now exclude non-cash unit-based compensation expense. We believe this revised measure provides an improved means by which to gauge our performance and increases comparability to similar measures used by other companies.
     Adjusted EBITDA is the primary measure used by senior management to evaluate our operating results and to allocate our resources. We define EBITDA, a measure not defined under GAAP, as net income attributable to our unitholders before interest expense, income taxes and depreciation and amortization. EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. The EBITDA measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. In addition, EBITDA is unaffected by our capital structure due to the elimination of interest expense and income taxes. We define Adjusted EBITDA, which is also a non-GAAP measure, as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease, and (ii) non-cash unit-based compensation expense.
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

	Three Months Ended
	March 31,
	2010	2009
Adjusted EBITDA:
Pipeline Operations	$57,817	$55,868
Terminalling & Storage	26,201	12,841
Natural Gas Storage	6,469	8,963
Energy Services	(1,541)	7,485
Development & Logistics	1,136	1,537

Total Adjusted EBITDA	$90,082	$86,694

GAAP Reconciliation:
Net income	$52,278	$55,120
Less: net income attributable to noncontrolling interests	(1,765)	(1,360)

Net income attributable to Buckeye Partners, L.P. unitholders	50,513	53,760
Interest and debt expense	21,549	17,176
Income tax (benefit) expense	(18)	65
Depreciation and amortization	15,644	14,480

EBITDA	87,688	85,481
Non-cash deferred lease expense	1,059	1,125
Non-cash unit-based compensation expense	1,335	88

Adjusted EBITDA	$90,082	$86,694

Segment Results
     A summary of financial information by business segment follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Pipeline Operations	$96,537	$99,195
Terminalling & Storage	42,371	30,643
Natural Gas Storage	25,406	15,077
Energy Services	568,202	268,480
Development & Logisitics	7,515	9,125
Intersegment	(8,857)	(5,680)

Total revenues	$731,174	$416,840

Total costs and expenses: (1)
Pipeline Operations	$50,565	$54,279
Terminalling & Storage	18,905	19,650
Natural Gas Storage	21,851	8,839
Energy Services	571,278	262,068
Development & Logisitics	6,412	7,581
Intersegment	(8,857)	(5,680)

Total costs and expenses	$660,154	$346,737

Depreciation and amortization:
Pipeline Operations	$9,641	$9,577
Terminalling & Storage	2,494	1,866
Natural Gas Storage	1,767	1,581
Energy Services	1,287	1,059
Development & Logisitics	455	397

Total depreciation and amortization	$15,644	$14,480

Operating income (loss):
Pipeline Operations	$45,972	$44,916
Terminalling & Storage	23,466	10,993
Natural Gas Storage	3,555	6,238
Energy Services	(3,076)	6,412
Development & Logisitics	1,103	1,544

Total operating income	$71,020	$70,103

(1)	Includes depreciation and amortization.

     The following table presents product volumes transported in the Pipeline Operations segment and average daily throughput for the Terminalling & Storage segment in barrels per day and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Pipeline Operations: (average barrels per day)
Gasoline	608,900	632,400
Jet fuel	322,300	333,300
Diesel fuel	227,500	222,000
Heating oil	113,900	131,100
LPGs	20,500	14,400
NGLs	—	21,300
Other products	800	13,400

Total Pipeline Operations	1,293,900	1,367,900

Terminalling & Storage: (average barrels per day)
Products throughput (1)	556,300	480,800

Energy Services: (in thousands of gallons)
Sales volumes	266,900	205,200

(1)	Reported quantities exclude transfer volumes, which are non-revenue generating transfers among our various terminals. For the three months ended March 31, 2009, we previously reported 521.0 thousand, which included transfer volumes.
   Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
   Consolidated
     Adjusted EBITDA increased by $3.4 million, or 3.9%, to $90.1 million in the three months ended March 31, 2010 from $86.7 million in the corresponding period in 2009. The Terminalling & Storage segment and the Pipeline Operations segment were primarily responsible for this increase in Adjusted EBITDA. The Terminalling & Storage segment’s Adjusted EBITDA increased by $13.4 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009, driven primarily by growth in fees, storage and rental revenues, the contribution from terminals acquired in November 2009 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements), favorable settlement experience and lower operating expenses. The Pipeline Operations segment’s Adjusted EBITDA increased by $1.9 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009, primarily due to increased tariffs, favorable settlement experience and lower overall operating expenses, which more than offset the impact of lower volumes transported during the three months ended March 31, 2010 compared to the corresponding period in 2009. The Energy Services segment’s Adjusted EBITDA decreased by $9.0 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009 as a result of lower margins realized on products sold as a result of weakened market conditions during the three months ended March 31, 2010, partially offset by increased volumes of product sold. The Natural Gas Storage segment’s Adjusted EBITDA decreased by $2.5 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009 as a result of general market conditions, which led to increased hub service expense transactions partially offset by increased hub service revenue transactions. The Development & Logistics segment’s Adjusted EBITDA decreased by $0.4 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009 as a result of reduced operating services and construction revenues. Further contributing to the increase in Adjusted EBITDA was the continued effectiveness of cost control measures we implemented in 2009. Largely as a result of these efforts, costs decreased by approximately $4.6 million during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Income from equity investments increased by $0.6 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009. The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.
     Revenue was $731.1 million for the three months ended March 31, 2010, which is an increase of $314.3 million, or 75.4%, from the three months ended March 31, 2009. This overall increase was caused primarily by an increase of $299.7 million in revenues from the Energy Services segment, an increase of $11.8 million in revenues from the Terminalling & Storage segment and an increase of $10.3 million in revenues from the Natural Gas Storage segment. The increase in revenues in the Energy Services segment resulted from an overall increase in refined petroleum product prices and volumes of product sold in the first quarter of 2010 as compared to the corresponding period in 2009. The increase in revenues in the Terminalling & Storage segment resulted primarily from increased fees, storage and rental revenue, including $1.7 million in storage fees from previously underutilized tankage identified in connection with our best-practice initiatives, increased revenue from terminals acquired in November 2009 and favorable settlement experience. The increase in revenues from the Natural Gas Storage segment resulted from increased activity from the commencement of operations of the Kirby Hills Phase II expansion project in June 2009. These increases in revenue were partially offset by a decrease of $2.7 million in revenues from the Pipeline Operations segment and a decrease of $1.6 million in revenue from the Development & Logistics segment. Revenue decreased in the Pipeline Operations segment primarily due to lower transportation volumes and lower miscellaneous revenues, partially offset by increased tariffs, favorable settlement experience and increased revenues from the pipeline assets acquired in November 2009. Revenue decreased in the Development & Logistics segment primarily due to decreased construction activities.
     Total costs and expenses were $660.2 million for the three months ended March 31, 2010, which is an increase of $313.5 million, or 90.4%, from the corresponding period in 2009. Total costs and expenses reflect an increase in refined petroleum product prices, which, coupled with an increase in volume sold, resulted in a $309.9 million increase in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period. Total costs and expenses also reflect an increase of $13.1 million in the Natural Gas Storage segment’s costs and expenses resulting from higher costs associated with hub services transactions caused by general market conditions. Total costs and expenses also include an increase of $1.1 million in depreciation and amortization and an increase of $1.2 million in non-cash unit-based compensation expense, which are not components of Adjusted EBITDA as presented in the reconciliation above. These increases in total costs and expenses were largely offset by decreases of $3.7 million, $1.1 million and $0.8 million in the costs and expenses of the Pipeline Operations segment, the Development & Logistics segment and the Terminalling & Storage segment, respectively. The decrease in the costs and expenses of the Pipeline Operations segment was driven by lower payroll and benefits costs, which was primarily attributable to the organizational restructuring that occurred in 2009, which resulted in reduced headcount, as well as from lower contract service activities and lower environmental remediation expenses. The decrease in the costs and expenses of the Development & Logistics segment was primarily due to reduced construction contract activity and reduced operating services activities. The decrease in the costs and expenses of the Terminalling & Storage segment primarily resulted from lower environmental remediation expenses. Total costs and expenses for the three months ended March 31, 2010 reflect the effectiveness of cost management efforts we implemented in 2009.
     Consolidated net income attributable to our unitholders was $50.5 million for the three months ended March 31, 2010 compared to $53.8 million for the three months ended March 31, 2009. Interest and debt expense increased by $4.3 million in the three months ended March 31, 2010 as compared to the corresponding period in 2009, which was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019. In addition, depreciation and amortization increased by $1.1 million, primarily due to the assets utilized with respect to the Kirby Hills Phase II expansion project, which were placed in service in the second half of 2009, and certain internal-use software, which was placed in service in the fourth quarter of 2009.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
   Pipeline Operations
     Adjusted EBITDA from the Pipeline Operations segment of $57.8 million in the three months ended March 31, 2010 increased by $1.9 million, or 3.5%, from $55.9 million in the corresponding period in 2009. The increase in

Adjusted EBITDA was driven primarily by the benefit of higher tariffs of $2.5 million, favorable settlement experience of $2.0 million and increased revenues of $0.6 million from pipeline assets acquired in November 2009. The Pipeline Operations segment’s improved Adjusted EBITDA was also due to a $0.6 million increase in income from equity investments and a $2.6 million decrease in operating expenses. These increases in Adjusted EBITDA were partially offset by a decrease of $4.8 million in transportation revenues resulting from lower volumes transported in the three months ended March 31, 2010 compared with the corresponding period in 2009 and lower volumes resulting from the sale of Buckeye NGL Pipeline on January 1, 2010 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements) and a $3.1 million decrease in miscellaneous other revenue. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue from the Pipeline Operations segment was $96.5 million in the three months ended March 31, 2010, which is a decrease of $2.7 million, or 2.7%, from the corresponding period in 2009. Revenues decreased primarily due to a $4.8 million decrease related to a 5.4% decrease in transportation volumes due in part to the sale of Buckeye NGL Pipeline on January 1, 2010 and a $3.1 million decrease in miscellaneous other revenue, including revenues from a product supply arrangement with a wholesale distributor and contract service activities at customer facilities connected to our refined petroleum products pipelines. These decreases were partially offset by higher tariffs of $2.5 million, favorable settlement experience of $2.0 million and increased revenues of $0.6 million from the pipeline assets acquired in November 2009. An overall average tariff increase of approximately 3.8% was implemented on July 1, 2009.
     Total costs and expenses from the Pipeline Operations segment were $50.6 million for the three months ended March 31, 2010, which is a decrease of $3.7 million, or 6.8%, from the corresponding period in 2009. Total costs and expenses include decreases in (i) payroll and benefits costs of $2.2 million, pursuant to our best-practice initiative in 2009; (ii) contract service activities of $1.1 million at customer facilities connected to our refined petroleum products pipelines; (iii) environmental remediation expenses of $1.5 million and (iv) product costs of $0.4 million as a result of reduced volumes of product sold to a wholesale distributor. These decreases were partially offset by an increase of $0.4 million in professional fees, as well as increases in other expenses, primarily consisting of an increase of $0.6 million in bad debt expense. Total costs and expenses also include an increase of $0.7 million in non-cash unit-based compensation expense, which is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Operating income from the Pipeline Operations segment was $46.0 million for the three months ended March 31, 2010 compared to operating income of $44.9 million for the three months ended March 31, 2009. Depreciation and amortization of $9.6 million for the three months ended March 31, 2010 was consistent with the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
   Terminalling & Storage
     Adjusted EBITDA from the Terminalling & Storage segment of $26.2 million in the three months ended March 31, 2010 increased by $13.4 million, or 104.0%, from $12.8 million in the corresponding period in 2009. The increase in Adjusted EBITDA reflects an increase of $10.6 million primarily from terminals acquired in November 2009, internal growth projects, higher fees, storage, rental and other service revenue and increased settlement experience and a $2.3 million decrease in operating expenses. In addition to the 10.5% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 5.2% in the three months ended March 31, 2010 as compared to the corresponding period in 2009 largely due increased ethanol throughput volumes. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue from the Terminalling & Storage segment was $42.4 million in the three months ended March 31, 2010, which is an increase of $11.8 million, or 38.3%, from the corresponding period in 2009. The majority of the increase resulted from an increase of $10.9 million, primarily from (i) terminals acquired in November 2009, (ii) internal growth projects, (iii) higher fees, as well as higher storage and rental revenue of $3.5 million, including $1.7 million in storage fees from previously underutilized tankage identified in connection with our best-practice initiatives and (iv) increased butane-blending revenue. Also contributing to the improved revenue was an increase of $0.9 million in settlement experience reflecting the favorable impact of higher refined petroleum product prices during the three months ended March 31, 2010 as compared to the corresponding period in 2009. In addition to the 10.5% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 5.2% in the three months ended March 31, 2010 as compared to the corresponding period in 2009 largely due to increased ethanol throughput volumes.

      Total costs and expenses from the Terminalling & Storage segment were $18.9 million for the three months ended March 31, 2010, which is a decrease of $0.8 million, or 3.8%, from the corresponding period in 2009. Total costs and expenses reflect a $2.4 million decrease in environmental remediation expenses and a decrease in payroll and benefits costs of approximately $0.6 million, partially offset by a $1.0 million increase in operating expenses for terminals acquired in November 2009 and a $0.6 million increase in bad debt expense. Total costs and expenses also include an increase of $0.6 million in depreciation and amortization and an increase of $0.2 million in non-cash unit-based compensation expense, which are not components of Adjusted EBITDA as presented in the reconciliation above.
     Operating income from the Terminalling & Storage segment was $23.5 million for the three months ended March 31, 2010 compared to operating income of $11.0 million for the three months ended March 31, 2009. Depreciation and amortization increased by $0.6 million for the three months ended March 31, 2010 as a result of the terminals acquired in November 2009. Other revenue and expense items impacting operating income are discussed above.
   Natural Gas Storage
     Adjusted EBITDA from the Natural Gas Storage segment of $6.5 million in the three months ended March 31, 2010 decreased by $2.5 million, or 27.8%, from $9.0 million in the corresponding period in 2009. The decrease in Adjusted EBITDA was primarily a result of a $3.9 million decrease in the net contribution from hub service activities during the three months ended March 31, 2010, partially offset by increased lease revenues of $1.5 million. The increase in lease revenues was the result of increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue from the Natural Gas Storage segment was $25.4 million in the three months ended March 31, 2010, which is an increase of $10.3 million, or 68.5%, from the corresponding period in 2009. This overall increase is attributable to greater underlying volume for hub services provided during the three months ended March 31, 2010 compared to the same period in 2009. In addition, this increase is due to higher fees recognized as revenue for hub services provided during the three months ended March 31, 2010. The fees for hub services agreements are based on the relative market prices of natural gas over different delivery periods. When that market price spread is positive, a fee is received from the customer and reflected as transportation and other services revenue. When that market price spread is negative, a fee is paid to the customer and reflected as cost of natural gas storage services. These fees are recognized as revenue or cost of natural gas storage services ratably as the underlying services are provided or utilized. Such agreements are entered into in order to maximize the daily utilization of the natural gas storage facility and to attempt to capture value from seasonal price differences in the natural gas markets. During each respective period, there were 155 outstanding hub service contracts for which revenue was being recognized ratably. Market conditions contributed to higher fees for hub service agreements recognized as revenue during the three months ended March 31, 2010 compared to the same period in 2009. In addition, lease revenue increased $1.5 million in the three months ended March 31, 2010, as storage capacity increased from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased.
     Total costs and expenses from the Natural Gas Storage segment were $21.9 million for the three months ended March 31, 2010, which is an increase of $13.1 million, or 147.2%, from the corresponding period in 2009. The primary driver of the increase in expenses is an increase in hub services fees paid to customers for hub service activities. As stated above, hub service fees are based on the relative market prices of natural gas over different delivery periods; when that market price spread is negative, a fee is paid to the customer, which is reflected as cost of natural gas storage services ratably as those services are provided. Total costs and expenses also include an increase of $0.2 million in depreciation and amortization and an increase of $0.1 million in non-cash unit-based compensation expense, which are not components of Adjusted EBITDA as presented in the reconciliation above.
     Operating income from the Natural Gas Storage segment was $3.5 million for the three months ended March 31, 2010 compared to operating income of $6.3 million for the three months ended March 31, 2009. Depreciation and amortization increased by $0.2 million in the 2010 period from the corresponding period in 2009 due to depreciation expense on the assets utilized with respect to the Kirby Hills Phase II expansion project, which were placed in service in the second half of 2009. Other revenue and expense items impacting operating income are discussed above.
   Energy Services
     Adjusted EBITDA from the Energy Services segment, which was a loss of $1.5 million, decreased during the three months ended March 31, 2010 by $9.0 million, or 120.6%, from income of $7.5 million in the corresponding period in 2009. This decrease in Adjusted EBITDA was a result of the withdrawal of product from inventory as the market conditions changed and commodity prices were no longer in contango. The increase in product supply from inventory liquidation, coupled with lower overall product demand, created additional pressure on margins, which was partially offset by a 30.1% increase in sales volume. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue from the Energy Services segment was $568.2 million in the three months ended March 31, 2010, which is an increase of $299.7 million, or 111.6%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices, which correspondingly increases the cost of products sales, and an increase of 30.1% in sales volumes.
     Total costs and expenses from the Energy Services segment were $571.3 million for the three months ended March 31, 2010, which is an increase of $309.2 million, or 118.0%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $309.9 million in cost of product sales as a result of increased volumes and an increase in refined petroleum product prices and an increase of $0.5 million in bad debt expense. Total costs and expenses also include an increase of $0.2 million in depreciation and amortization and an increase of $0.2 million in non-cash unit-based compensation expense, which are not components of Adjusted EBITDA as presented in the reconciliation above.
     Operating loss from the Energy Services segment was $3.1 million for the three months ended March 31, 2010 compared to operating income of $6.4 million for the three months ended March 31, 2009. Depreciation and amortization increased by $0.2 million for the 2010 period from the corresponding period in 2009 due to amortization of certain internal-use software that was placed in service in the fourth quarter of 2009. Other revenue and expense items impacting operating income (loss) are discussed above.
   Development & Logistics
     Adjusted EBITDA from the Development & Logistics segment of $1.1 million in the three months ended March 31, 2010 decreased by $0.4 million, or 26.1%, from $1.5 million in the corresponding period in 2009. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue from the Development & Logistics segment, which consists principally of our contract operations and engineering services for third-party pipelines, was $7.5 million in the three months ended March 31, 2010, which is a decrease of $1.6 million, or 17.6%, from the corresponding period in 2009. The decrease was primarily due to the completion and non-replacement of construction projects in 2009, resulting in a $1.5 million reduction in certain construction contract revenues. The decrease was also partially the result of a $0.2 million reduction in operating services primarily related to the non-renewal of an operating lease contract that expired in 2009.
     Total costs and expenses from the Development & Logistics segment were $6.4 million for the three months ended March 31, 2010, which is a decrease of $1.1 million, or 15.4%, from the corresponding period in 2009. The decrease was the result of the reduced construction contract activity and reduced operating services activities discussed above.
     Operating income from the Development & Logistics segment was $1.1 million for the three months ended March 31, 2010 compared to operating income of $1.5 million for the three months ended March 31, 2009. Depreciation and amortization of $0.4 million for the three months ended March 31, 2010 was relatively consistent with the corresponding period in 2009, and income taxes decreased by $0.1 million for the three months ended

March 31, 2010 due to lower earnings. Other revenue and expense items impacting operating income are discussed above.
Liquidity and Capital Resources
   General
     Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners. Our principal sources of liquidity are cash from operations, borrowings under our unsecured revolving credit agreement (the “Credit Facility”) and proceeds from the issuance of our LP Units. We will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility. Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from its operations and a secured credit facility (the “BES Credit Agreement”). Our financial policy has been to fund sustaining capital expenditures with cash from operations. Expansion and cost improvement capital expenditures, along with acquisitions, have typically been funded from external sources including the Credit Facility as well as debt and equity offerings. Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.
     As a result of our actions to minimize external financing requirements and the fact that no debt facilities mature prior to 2011, we believe that availabilities under our credit facilities, coupled with ongoing cash flows from operations, will be sufficient to fund our operations for the remainder of 2010. We will continue to evaluate a variety of financing sources, including the debt and equity markets described above, throughout 2010. However, continuing volatility in the debt and equity markets will make the timing and cost of any such potential financing uncertain.
     At March 31, 2010, we had $16.5 million of cash and cash equivalents on hand and approximately $413.0 million of available credit under the Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, at March 31, 2010, BES had $40.5 million of available credit under the BES Credit Agreement, pursuant to certain borrowing base calculations under that agreement.
     At March 31, 2010, we had an aggregate face amount of $1,628.5 million of debt, which consisted of the following:
•	$300.0 million of 4.625% Notes due 2013 (the “4.625% Notes”);

•	$275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”);

•	$125.0 million of 5.125% Notes due 2017 (the “5.125% Notes”);

•	$300.0 million of 6.050% Notes due 2018 (the “6.050% Notes”);

•	$275.0 million of 5.500% Notes due 2019 (the “5.500% Notes”);

•	$150.0 million of 6.750% Notes due 2033 (the “6.750% Notes”);

•	$20.0 million outstanding under our Credit Facility; and

•	$183.5 million outstanding under the BES Credit Agreement.
     See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the terms of the debt discussed above.
     The fair values of our aggregate debt and credit facilities were estimated to be $1,677.4 million and $1,762.1 million at March 31, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.

   Registration Statement
     We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that would allow us to issue an unlimited amount of debt and equity securities for general partnership purposes.
   Credit Ratings
     Our debt securities are rated BBB by Standard & Poor’s Ratings Services and Baa2 by Moody’s Investors Service, both with stable outlooks. Such ratings reflect only the view of the rating agency and should not be interpreted as a recommendation to buy, sell or hold our securities. These ratings may be revised or withdrawn at any time by the agencies at their discretion and should be evaluated independently of any other rating.
   Cash Flows from Operating, Investing and Financing Activities
     The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$144,746	$79,633
Investing activities	11,211	(21,018)
Financing activities	(174,049)	(100,196)
   Operating Activities
     Net cash flow provided by operating activities was $144.7 million for the three months ended March 31, 2010 compared to $79.6 million for the three months ended March 31, 2009. The following were the principal factors resulting in the $65.1 million increase in net cash flows provided by operating activities:
•	The net change in fair values of derivatives was a decrease of $19.2 million to cash flows from operating activities for the three months ended March 31, 2010, resulting from the increase in value related to fixed-price sales contracts compared to a lower level of opposite fluctuations in futures contracts purchased to hedge such fluctuations.

•	The net impact of working capital changes was an increase of $90.3 million to cash flows from operating activities for the three months ended March 31, 2010. The principal factors affecting the working capital changes were:
o	Inventories decreased by $73.7 million due to a decrease in volume of hedged inventory stored by the Energy Services segment. From time to time, the Energy Services segment stores hedged inventory to attempt to capture value when market conditions are economically favorable.

o	Trade receivables increased by $10.4 million primarily due to increased activity from our Energy Services segment due to higher volumes and higher commodity prices in the 2010 period.

o	Prepaid and other current assets decreased by $26.9 million primarily due to a decrease in margin deposits on futures contracts in our Energy Services segment as a result of increased commodity prices during the first quarter of 2010 (increased commodity prices result in an increase in our broker equity account and therefore less margin deposit is required), a decrease in unbilled revenue within our Natural Gas Storage segment reflecting billings to counterparties in accordance with terms of their storage agreements and a decrease in prepaid insurance due to continued amortization of the balance over the policy period.

o	Accrued and other current liabilities increased by $0.3 million primarily due to increases in unearned revenue primarily in the Natural Gas Storage segment as a result of increased hub services contracts during the first quarter of 2010 for which the customer is billed up front for services provided over the entire term of the contract, an increase in accrued property taxes for the Natural Gas Storage segment as a result of the Kirby Hills II expansion project and an increase in accrued excise taxes for the Energy Services segment due to higher revenues, largely offset by a reduction in accrued interest resulting from interest payments made during the three months ended March 31, 2010 and a reduction in the reorganization accrual.

o	Accounts payable decreased by $3.0 million primarily due to lower payable balances at March 31, 2010 as a result of lower outside services and project work performed in the first quarter of 2010.

o	Construction and pipeline relocation receivables decreased by $2.7 million primarily due to a decrease in construction activity in the 2010 period.
   Investing Activities
     Net cash flow provided by investing activities was $11.2 million for the three months ended March 31, 2010 compared to net cash flow used in investing activities of $21.0 million for the three months ended March 31, 2009. The following were the principal factors resulting in the $32.2 million increase in net cash flows provided by investing activities:
•	Capital expenditures decreased by $10.0 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. See below for a discussion of capital spending.

•	Cash proceeds from the sale of the Buckeye NGL Pipeline were $22.0 million during the three months ended March 31, 2010.
     Capital expenditures are summarized below (net of non-cash changes in accruals for capital expenditures for the three months ended March 31, 2010 and 2009) for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Sustaining capital expenditures	$3,270	$4,883
Expansion and cost reduction	7,693	16,093

Total capital expenditures	$10,963	$20,976

     Expansion and cost reduction projects in the first quarter of 2010 included terminal ethanol and butane blending, new pipeline connections, natural gas well recompletions, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the first quarter of 2009, expansion and cost reduction projects included the Kirby Hills Phase II expansion project, terminal ethanol and butane blending, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.
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

   Financing Activities
     Net cash flow used in financing activities was $174.0 million for the three months ended March 31, 2010 compared to $100.2 million for the three months ended March 31, 2009. The following were the principal factors resulting in the $73.8 million increase in net cash flows used in financing activities:
•	We borrowed $59.5 million and $30.0 million and repaid $117.5 million and $120.3 million under the Credit Facility during the three months ended March 31, 2010 and 2009, respectively.

•	Net repayments under the BES Credit Agreement were $56.3 million and $46.0 million during the three months ended March 31, 2010 and 2009, respectively.

•	We received $2.4 million in net proceeds from the exercise of LP Unit options during the first quarter of 2010. We received $91.0 million in net proceeds from an underwritten equity offering in March 2009 for the public issuance of 2.6 million LP Units.

•	Cash distributions paid to our partners increased by $7.3 million period-to-period due to an increase in the number of LP Units outstanding and an increase in our quarterly cash distribution rate per LP Unit. We paid cash distributions of $61.0 million ($0.9375 per LP Unit) and $53.7 million ($0.8875 per LP Unit) during the three months ended March 31, 2010 and 2009, respectively.
Derivatives
     See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non Trading Instruments” for a discussion of commodity derivatives used by our Energy Services segment.
Other Considerations
   Contractual Obligations
     With the exception of routine fluctuations in the balance of the Credit Facility and the BES Credit Agreement, there have been no material changes in our scheduled maturities of or debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Total rental expense for the three months ended March 31, 2010 and 2009 was $5.0 million and $5.3 million, respectively. There have been no material changes in our operating lease commitments since December 31, 2009.
Off-Balance Sheet Arrangements
     There have been no material changes with regard to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
Related Party Transactions
     With respect to related party transactions, see Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.

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
   Commodity Risk
   Natural Gas Storage
     The Natural Gas Storage segment enters into interruptible natural gas storage hub service agreements in order to maximize the daily utilization of the natural gas storage facility, while also attempting to capture value from seasonal price differences in the natural gas markets. Although the Natural Gas Storage segment does not purchase or sell natural gas, the Natural Gas Storage segment is subject to commodity risk because the value of natural gas storage hub services generally fluctuates based on changes in the relative market prices of natural gas over different delivery periods.
     As of March 31, 2010, the Natural Gas Storage segment has recorded the following assets and liabilities related to its hub services agreements (in thousands):

March 31,
2010
Assets:
Hub service agreements	$32,780

Liabilities:
Hub service agreements	(24,284)

Total	$8,496

   Energy Services
     Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its fixed-price sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Accordingly, our method of measuring ineffectiveness compares the changes in the fair value of the New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of our hedged fuel inventory.
     The Energy Services segment has not used hedge accounting with respect to its fixed-price sales contracts. Therefore, its fixed-price sales contracts and the related futures contracts used to offset those fixed-price sales contracts are all marked-to-market on the balance sheet with gains and losses being recognized in earnings during each reporting period.
     As of March 31, 2010, the Energy Services segment had derivative assets and liabilities as follows (in thousands):

March 31,
2010
Assets:
Fixed-price sales contracts	$1,964

Liabilities:
Fixed-price sales contracts	(1,217)
Futures contracts for inventory and fixed-price sales contracts	(1,614)

Total	$(867)

     Substantially all of the unrealized loss at March 31, 2010 for inventory hedges represented by futures contracts will be realized by the second quarter of 2010 as the related inventory is sold. Gains recorded on inventory hedges that were ineffective were approximately $4.8 million for the three months ended March 31, 2010. At March 31, 2010, open refined petroleum product derivative contracts (represented by the fixed-price sales contracts and futures contracts for fixed-price sales contracts and inventory noted above) varied in duration, but did not extend beyond May 2011. In addition, at March 31, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price sales contracts.
     Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at March 31, 2010, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Liability	$(867)
Fair value assuming 10% increase in underlying commodity prices	Liability	$(22,720)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$20,986
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
     At March 31, 2010, we had total fixed-rate debt obligations at face value of $1,425.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.750% Notes, $300.0 million of the 6.050% Notes and $275.0 million of the 5.500% Notes. The fair value of these fixed-rate debt obligations at March 31, 2010 was approximately $1,473.9 million. We estimate that a 1% decrease in rates for obligations of similar maturities would increase the fair value of our fixed-rate debt obligations by approximately $89.3 million.

     At March 31, 2010, our variable-rate obligations were $20.0 million under the Credit Facility and $183.5 million under the BES Credit Agreement. Based on the balances outstanding at March 31, 2010, a hypothetical 100 basis point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $2.0 million.
     We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, we entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended March 31, 2010, unrealized losses of $1.3 million were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     The following table presents the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value of the underlying debt at March 31, 2010 (in thousands):

		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$15,900
Fair value assuming 10% increase in underlying interest rates	Asset	$28,824
Fair value assuming 10% decrease in underlying interest rates	Asset	$2,242

Item 4.	Controls and Procedures
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
     (b) Change in Internal Control Over Financial Reporting.
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item 1A.	Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to other information in such report and in this quarterly report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 6.	Exhibits
     (a) Exhibits

10.1	Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010 (Incorporated by reference to Exhibit 10.13 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: May 7, 2010	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)