Form 10-K/A
period 2009-12-31
BUCKEYE PARTNERS, L.P.
filed 2010-08-26
CIK 805022

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
     Limited partner units outstanding as of February 19, 2010: 51,464,265

		Page
Explanatory Note		2

	PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	27
EX-31.1
EX-31.2

EXPLANATORY NOTE
     Buckeye Partners, L.P. (“Buckeye”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend Item 7 and Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on February 26, 2010 (the “Original Annual Report”). Buckeye is filing Amendment No. 1 for the sole purpose of removing certain credit agency ratings information in the Original Annual Report.
     As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, Buckeye is also filing as exhibits to Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
     Except for the foregoing, Amendment No. 1 neither alters the Original Annual Report nor updates the Original Annual Report to reflect events or developments since the date of filing of the Original Annual Report.
     For the convenience of the reader, this Amendment No. 1 restates in its entirety the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the Original Annual Report, although Buckeye is only removing certain credit agency ratings information.

PART II
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

	Year Ended December 31,
	2009	2008	2007
Adjusted EBITDA:
Pipeline Operations	$230,172	$196,852	$192,236
Terminalling and Storage	72,518	60,410	49,363
Natural Gas Storage	42,214	42,374	—
Energy Services	19,419	9,818	—
Development and Logistics	6,607	8,785	9,549

Total Adjusted EBITDA	$370,930	$318,239	$251,148

GAAP Reconciliation:
Net income	$146,900	$189,881	$160,617
Less: net income attributable to noncontrolling interests	(5,918)	(5,492)	(5,261)
Less: Income from discontinued operations	—	(1,230)	—

Net income attributable to Buckeye Partners, L.P. unitholders from continuing operations	140,982	183,159	155,356
Interest and debt expense	74,851	74,387	50,378
Income tax expense (benefit)	(348)	796	763
Depreciation and amortization	59,164	55,299	44,651

EBITDA	274,649	313,641	251,148
Non-cash deferred lease expense	4,500	4,598	—
Asset impairment expense	59,724	—	—
Reorganization expense	32,057	—	—

Adjusted EBITDA	$370,930	$318,239	$251,148

Segment Results
     A summary of financial information by business segment follows for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues:
Pipeline Operations	$392,667	$387,267	$379,345
Terminalling and Storage	136,576	119,155	103,782
Natural Gas Storage	99,163	61,791	—
Energy Services	1,125,013	1,295,925	—
Development and Logistics	34,136	43,498	36,220
Intersegment	(17,183)	(10,984)	—

Total revenues	$1,770,372	$1,896,652	$519,347

Total costs and expenses: (1)
Pipeline Operations	$295,984	$234,017	$229,050
Terminalling and Storage	74,626	65,451	60,939
Natural Gas Storage	68,415	29,099	—
Energy Services	1,111,492	1,289,886	—
Development and Logistics	28,595	35,562	27,278
Intersegment	(17,183)	(10,984)	—

Total costs and expenses	$1,561,929	$1,643,031	$317,267

Depreciation and amortization:
Pipeline Operations	$38,434	$38,279	$37,411
Terminalling and Storage	7,851	6,583	5,610
Natural Gas Storage	6,458	5,003	—
Energy Services	4,547	3,683	—
Development and Logistics	1,874	1,751	1,630

Total depreciation and amortization	$59,164	$55,299	$44,651

Asset impairment expense:
Pipeline Operations	$59,724	$—	$—

Reorganization expense:
Pipeline Operations	$26,127	$—	$—
Terminalling and Storage	2,735	—	—
Natural Gas Storage	495	—	—
Energy Services	1,207	—	—
Development and Logistics	1,493	—	—

Total reorganization expense	$32,057	$—	$—

Operating income:
Pipeline Operations	$96,683	$153,250	$150,295
Terminalling and Storage	61,950	53,704	42,843
Natural Gas Storage	30,748	32,692	—
Energy Services	13,521	6,039	—
Development and Logistics	5,541	7,936	8,942

Total operating income	$208,443	$253,621	$202,080

(1)	Includes depreciation and amortization, asset impairment expense and reorganization expense.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
     (a) The following documents are filed as a part of this Report:
(1)	Financial Statements — see Index to Consolidated Financial Statements.

(2)	Financial Statement Schedules — None.

(3)	Exhibits, including those incorporated by reference. The following is a list of exhibits filed as part of this Report.

Exhibit
Number	Description

2.1	Purchase and Sale Agreement, dated as of July 24, 2007, by and between Lodi Holdings, L.L.C., as seller, and Buckeye Gas Storage LLC, as buyer (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on July 24, 2007).

2.2	Amendment No. 1 to the Purchase and Sale Agreement, dated as of October 31, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC (Incorporated by reference to Exhibit 2.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 18, 2008).

2.3	Amendment No. 2 to the Purchase and Sale Agreement, dated as of November 13, 2007, by and between Lodi Holdings, L.L.C. and Buckeye Gas Storage LLC (Incorporated by reference to Exhibit 2.3 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 18, 2008).

2.4	Purchase Agreement, dated as of December 21, 2007, by and among Farm & Home Oil Company, Richard A. Longacre, as sellers’ representative and Buckeye Energy Holdings LLC (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2007).

3.1	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of April 14, 2008, effective as of January 1, 2007 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 15, 2008).

3.2	Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of February 4, 1998 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of April 26, 2002 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of June 1, 2004, effective as of June 3, 2004 (Incorporated by reference to Exhibit 3.3 of the Buckeye Partners, L.P.’s Registration Statement on Form S-3 filed June 16, 2004).

3.5	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of December 15, 2004 (Incorporated by reference to Exhibit 3.5 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.2	First Supplemental Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.2 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.3	Second Supplemental Indenture dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.3 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.4	Third Supplemental Indenture dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 14, 2004).

4.5	Fourth Supplemental Indenture dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 30, 2005).

4.6	Fifth Supplemental Indenture dated as of January 11, 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 11, 2008).

4.7	Sixth Supplemental Indenture dated as of August 18, 2009, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 24, 2009).

10.1	Amended and Restated Agreement of Limited Partnership of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 14, 2006). (1)

10.2	Amended and Restated Management Agreement of Buckeye Pipe Line Company, L.P., as amended and restated as of August 9, 2006 (Incorporated by reference to Exhibit 10.3 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 14, 2006). (2)

10.3	Limited Liability Company Agreement of Wood River Pipe Lines LLC, dated as of September 27, 2004 (Incorporated by reference to Exhibit 10.3 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Services Agreement dated as of December 15, 2004, among Buckeye Partners, L.P., the Operating Subsidiaries and Services Company (Incorporated by reference to Exhibit 10.3 of Buckeye Partners, L.P.’s Current Report on Form 8-K dated December 20, 2004).

10.5	First Amendment to Services Agreement, dated as of October 15, 2008, among Buckeye Partners, L.P., Buckeye Pipe Line Services Company, and the subsidiary partnerships and limited liability companies of Buckeye set forth on the signature pages thereto. (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K dated October 16, 2008).

10.6	Fifth Amended and Restated Exchange Agreement, dated as of October 15, 2008, among Buckeye GP Holdings L.P., Buckeye GP LLC, Buckeye Partners, L.P., MainLine L.P., Buckeye Pipe Line Company, L.P., Laurel Pipe Line Company, L.P., Everglades Pipe Line Company, L.P., and Buckeye Pipe Line Holdings, L.P. (Incorporated by reference to Exhibit 10.6 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.7	Amended and Restated Employment and Severance Agreement, dated as of October 25, 2007, by and among Stephen C. Muther, Buckeye GP Holdings L.P. and Buckeye Pipe Line Services Company (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 26, 2007).

*10.8	Severance Agreement, dated as of November 10, 2008, by and among Buckeye Partners, L.P., Buckeye GP Holdings L.P., Buckeye Pipe Line Services Company, and Keith E. St.Clair (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 10, 2008).

*10.9	Severance Agreement, dated as of February 17, 2009, by and among Buckeye Partners, L.P., Buckeye Pipe Line Services Company, and Clark C. Smith (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 17, 2009).

*10.10	Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 4, 2005).

*10.11	Fifth Amended and Restated Incentive Compensation Agreement, dated as of August 9, 2006, between Buckeye Partners, L.P. and Buckeye GP LLC (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 14, 2006).

*10.12	Buckeye Partners, L.P. 2009 Long-Term Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

*/***10.13	Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective as of January 1, 2010.

*10.14	Deferral Unit and Incentive Plan (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 17, 2009).

*10.15	Full Waiver and Release of Claims, dated as of Mary 8, 2009, by Vance E. Powers (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.16	Credit Agreement, dated November 13, 2006, among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 16, 2006).

10.17	First Amendment to Credit Agreement, dated as of May 18, 2007, by and among Buckeye Partners, L.P., as borrower, SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.18	Second Amendment to Credit Agreement, dated August 24, 2007, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Form Current Report on 8-K filed on August 28, 2007).

10.19	Third Amendment to Credit Agreement, dated January 23, 2008, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 28, 2008).

10.20	Fourth Amendment to Credit Agreement, dated August 21, 2009, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.21	Credit Agreement, dated as of May 20, 2008, by and among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on May 23, 2008).

10.22	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on July 22, 2008).

10.23	Second Amendment and Increase Agreement, dated as of September 15, 2008, to the Credit Agreement, dated as of May 20, 2008, among Farm & Home Oil Company LLC, Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.20 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.24	Third Increase Agreement and Waiver, dated as of August 12, 2009, to the Credit Agreement, dated as of May 20, 2008, among Buckeye Energy Services LLC, BNP Paribas and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 14, 2009).

***12.1	Computation of Ratio of Earnings to Fixed Charges.

***21.1	List of Subsidiaries of Buckeye Partners, L.P.

***23.1	Consent of Deloitte & Touche LLP

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

***32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

***32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Represents management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Previously filed.

(1)	The Amended and Restated Agreements of Limited Partnership of the other Operating Partnerships are not filed because they are substantially identical to Exhibit 10.1 except for the identity of Buckeye.

(2)	The Management Agreements of the other Operating Partnerships are not filed because they are substantially identical to Exhibit 10.2 except for the identity of Buckeye.

(b) Exhibits — See Item 15(a)(3) above.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckeye Partners, L.P. (Registrant)
	By:	Buckeye GP LLC,
as General Partner

Dated: August 26, 2010	By:	/s/ Forrest E. Wylie
Forrest E. Wylie
Chief Executive Officer (Principal Executive Officer)