Form 10-Q
period 2010-09-30
BUCKEYE PARTNERS, L.P.
filed 2010-11-08
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Limited partner units outstanding as of November 2, 2010: 51,554,116

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per limited partner unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$564,044	$258,188	$1,633,958	$728,744
Transportation and other services	170,813	165,256	499,349	462,760

Total revenue	734,857	423,444	2,133,307	1,191,504

Costs and expenses:
Cost of product sales and natural gas storage services	560,248	258,507	1,628,630	702,623
Operating expenses	67,287	65,537	200,556	207,639
Depreciation and amortization	16,177	14,253	47,607	43,408
Asset impairment expense	—	—	—	72,540
General and administrative	9,549	8,186	30,059	24,625
Reorganization expense	—	996	—	29,109

Total costs and expenses	653,261	347,479	1,906,852	1,079,944

Operating income	81,596	75,965	226,455	111,560

Other income (expense):
Earnings from equity investments	3,391	3,807	8,807	9,031
Interest and debt expense	(22,014)	(20,543)	(64,825)	(53,780)
Other income	140	364	379	631

Total other expense	(18,483)	(16,372)	(55,639)	(44,118)

Net income	63,113	59,593	170,816	67,442
Less: net income attributable to noncontrolling interests	(1,950)	(1,704)	(5,533)	(4,164)

Net income attributable to Buckeye Partners, L.P.	$61,163	$57,889	$165,283	$63,278

Allocation of net income attributable to Buckeye Partners, L.P.:
Net income allocated to general partner	$13,113	$12,242	$38,405	$35,363

Net income allocated to limited partners	$48,050	$45,647	$126,878	$27,915

Earnings Per Limited Partner Unit:
Basic	$0.93	$0.89	$2.45	$0.55

Diluted	$0.93	$0.89	$2.45	$0.55

Weighted average number of limited partner units outstanding:
Basic	51,541	51,374	51,508	50,351

Diluted	51,541	51,538	51,508	50,516

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$63,113	$59,593	$170,816	$67,442
Other comprehensive income (loss):
Change in value of derivatives	(22,172)	(2,505)	(58,772)	(1,962)
Amortization of interest rate swaps	241	240	723	720
Amortization of benefit plan costs	(288)	(776)	(856)	(1,134)
Adjustment to funded status of benefit plans	—	(1,570)	—	6,400

Total other comprehensive income (loss)	(22,219)	(4,611)	(58,905)	4,024

Comprehensive income	$40,894	$54,982	$111,911	$71,466

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$13,302	$34,599
Trade receivables, net	133,695	124,165
Construction and pipeline relocation receivables	8,844	14,095
Inventories	267,724	310,214
Derivative assets	2,600	4,959
Assets held for sale	—	22,000
Prepaid and other current assets	73,436	103,691

Total current assets	499,601	613,723

Property, plant and equipment, net	2,238,985	2,228,265
Equity investments	108,143	96,851
Goodwill	208,876	208,876
Intangible assets, net	41,817	45,157
Other non-current assets	40,229	62,777

Total assets	$3,137,651	$3,255,649

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$211,800	$239,800
Accounts payable	56,179	56,525
Derivative liabilities	10,978	14,665
Accrued and other current liabilities	104,809	106,743

Total current liabilities	383,766	417,733

Long-term debt	1,441,287	1,498,970
Long-term derivative liabilities	40,910	—
Other non-current liabilities	108,763	102,851

Total liabilities	1,974,726	2,019,554

Commitments and contingent liabilities	—	—

Partners’ capital:
Buckeye Partners, L.P. unitholders’ capital:
General Partner (243,914 units outstanding as of September 30, 2010 and December 31, 2009)	1,754	1,849
Limited Partners (51,553,116 and 51,438,265 units outstanding as of September 30, 2010 and December 31, 2009, respectively)	1,198,319	1,214,136
Accumulated other comprehensive loss	(59,752)	(847)

Total Buckeye Partners, L.P. unitholders’ capital	1,140,321	1,215,138
Noncontrolling interests	22,604	20,957

Total partners’ capital	1,162,925	1,236,095

Total liabilities and partners’ capital	$3,137,651	$3,255,649

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$170,816	$67,442

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,607	43,408
Asset impairment expense	—	72,540
Net changes in fair value of derivatives	(16,152)	(5,632)
Non-cash deferred lease expense	3,176	3,375
Earnings from equity investments	(8,807)	(9,031)
Distributions from equity investments	11,027	4,281
Amortization of other non-cash items	6,593	3,776
Change in assets and liabilities:
Trade receivables	(9,530)	(8,428)
Construction and pipeline relocation receivables	5,251	9,394
Inventories	56,657	(90,579)
Prepaid and other current assets	31,110	(21,718)
Accounts payable	(346)	(1,727)
Accrued and other current liabilities	(4,155)	10,682
Other non-current assets	2,101	(15,819)
Other non-current liabilities	2,736	9,626

Total adjustments from operating activities	127,268	4,148

Net cash provided by operating activities	298,084	71,590

Cash flows from investing activities:
Capital expenditures	(49,275)	(58,803)
Acquisition of additional interest in equity investment	(13,512)	—
Contributions to equity investments	—	(3,870)
Acquisitions	(1,269)	(10)
Net proceeds from disposal of property, plant and equipment	22,448	1,248

Net cash used in investing activities	(41,608)	(61,435)

Cash flows from financing activities:
Net proceeds from issuance of limited partner units	—	104,633
Proceeds from exercise of limited partner unit options	4,275	1,901
Issuance of long-term debt	—	273,210
Borrowings under credit facility	175,900	160,720
Repayments under credit facility	(233,900)	(458,987)
Net (repayments) borrowings under BES credit agreement	(28,000)	53,600
Debt issuance costs	(3,245)	(2,138)
Costs associated with agreement and plan of merger	(3,167)	—
Distributions paid to noncontrolling interests	(3,886)	(4,352)
Distributions paid to partners	(185,750)	(170,406)

Net cash used in financing activities	(277,773)	(41,819)

Net decrease in cash and cash equivalents	(21,297)	(31,664)
Cash and cash equivalents — Beginning of period	34,599	58,843

Cash and cash equivalents — End of period	$13,302	$27,179

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	Buckeye Partners, L.P. Unitholders
			Accumulated
			Other
	General	Limited	Comprehensive	Noncontrolling
	Partner	Partners	Income (Loss)	Interests	Total
Balance — January 1, 2009	$(6,680)	$1,201,144	$(18,967)	$20,775	$1,196,272
Net income	35,363	27,915	—	4,164	67,442
Change in value of derivatives	—	—	(1,962)	—	(1,962)
Amortization of interest rate swaps	—	—	720	—	720
Adjustment to funded status of benefit plans	—	—	6,400	—	6,400
Amortization of benefit plan costs	—	—	(1,134)	—	(1,134)
Distributions paid to partners	(34,372)	(136,034)	—	—	(170,406)
Distributions paid to noncontrolling interests	—	—	—	(4,352)	(4,352)
Net proceeds from the issuance of limited partner units	—	104,633	—	—	104,633
Amortization of unit-based compensation awards	—	1,210	—	—	1,210
Exercise of limited partner unit options	—	1,901	—	—	1,901

Balance — September 30, 2009	$(5,689)	$1,200,769	$(14,943)	$20,587	$1,200,724

Balance — January 1, 2010	$1,849	$1,214,136	$(847)	$20,957	$1,236,095
Net income	38,405	126,878	—	5,533	170,816
Costs associated with agreement and plan of merger	—	(4,129)	—	—	(4,129)
Change in value of derivatives	—	—	(58,772)	—	(58,772)
Amortization of interest rate swaps	—	—	723	—	723
Amortization of benefit plan costs	—	—	(856)	—	(856)
Distributions paid to partners	(38,500)	(147,250)	—	—	(185,750)
Distributions paid to noncontrolling interests	—	—	—	(3,886)	(3,886)
Non-cash accrual for distribution equivalent rights	—	(744)	—	—	(744)
Amortization of unit-based compensation awards	—	5,159	—	—	5,159
Exercise of limited partner unit options	—	4,275	—	—	4,275
Other	—	(6)	—	—	(6)

Balance — September 30, 2010	$1,754	$1,198,319	$(59,752)	$22,604	$1,162,925

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
     We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 68 active products terminals that provide aggregate storage capacity of approximately 27.3 million barrels. In addition, we operate and maintain approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a major natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. We operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics.
     Buckeye GP LLC (“Buckeye GP”) is our general partner. Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware MLP that is also publicly traded on the NYSE under the ticker symbol “BGH.”
     Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At September 30, 2010, Services Company owned approximately 2.9% of our LP Units. Services Company employees provide services to our operating subsidiaries. Pursuant to a services agreement entered into in December 2004 (the “Services Agreement”), our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.
Agreement and Plan of Merger
     On August 18, 2010, we and our general partner entered into a First Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with BGH, its general partner and Grand Ohio, LLC (“Merger Sub”), our subsidiary. Pursuant to the Merger Agreement, Merger Sub will be merged into BGH, with BGH as the surviving entity (the “Merger”). In the transaction, the incentive compensation agreement (also referred to as the incentive distribution rights) held by our general partner will be cancelled, the general partner units held by our general partner (representing an approximate 0.5% general partner interest in us) will be converted to a non-economic general partner interest, all of the economic interest in BGH will be acquired by us and BGH unitholders will receive aggregate consideration of approximately 20 million of our LP Units.
     The Merger Agreement is subject to, among other things, approval by the affirmative vote of the holders of a majority of our LP Units outstanding and entitled to vote at a meeting of the holders of our LP Units, approval by the (a) affirmative vote of holders of a majority of BGH’s common units and (b) affirmative vote of holders of a majority of BGH’s common units and management units, voting together as a single class.
     The Merger will be accounted for as an equity transaction. Therefore, changes in BGH’s ownership interest as a result of the Merger will not result in gain or loss recognition. BGH will be considered the surviving consolidated entity for accounting purposes, while we will be the surviving consolidated entity for legal and reporting purposes.
     We incurred $4.1 million of costs associated with the Merger during the nine months ended September 30, 2010, of which $3.2 million has been paid. We charged these costs directly to partners’ capital.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of our management, of a normal and recurring nature and necessary for a fair statement of our financial position as of September 30, 2010, and the results of our operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of our operations for the 2010 fiscal year. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We have eliminated all intercompany transactions in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.
Reclassifications
     Certain prior year amounts have been reclassified in the condensed consolidated statements of operations and condensed consolidated statements of cash flows to conform to the current-year presentation. The reclassification in the condensed consolidated statements of operations is as follows:
•	Earnings from equity investments are now presented on a separate line item in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009. The other investment income that had previously been included with earnings from equity investments has been reclassified and included in “Other income” in the 2009 period.
     The reclassification in the condensed consolidated statements of cash flows is as follows:
•	We have separately disclosed cash flows from the issuance of long-term debt and borrowings under our credit facility for the nine months ended September 30, 2009. These amounts had been included within the same line item in the 2009 period.
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS AND DISPOSITION
Refined Petroleum Products Terminals and Pipeline Assets Acquisition
     On November 18, 2009, we acquired from ConocoPhillips certain refined petroleum product terminals and pipeline assets for approximately $47.1 million in cash. In addition, we acquired certain inventory on hand upon completion of the transaction for additional consideration of $7.3 million. The assets include over 300 miles of active pipeline that provide connectivity between the East St. Louis, Illinois and East Chicago, Indiana markets and three terminals providing 2.3 million barrels of storage tankage. ConocoPhillips entered into certain commercial contracts with us concurrent with our acquisition regarding usage of the acquired facilities. We believe the acquisition of these assets has given us greater access to markets and refinery operations in the Midwest and increased the commercial value of these assets and certain of our existing assets to our customers by offering enhanced distribution connectivity and flexible storage capabilities. The operations of these acquired assets are reported in the Pipeline Operations and Terminalling & Storage segments. The purchase price has been allocated to the tangible and intangible assets acquired, as follows (in thousands):

Inventory	$7,287
Property, plant and equipment	44,400
Intangible assets	4,580
Environmental and other liabilities	(1,834)

Allocated purchase price	$54,433

Acquisition of Additional Interest in West Shore Pipe Line Company
     On August 2, 2010, in connection with our exercise of a right of first refusal, we completed the acquisition of additional shares of West Shore Pipe Line Company (“West Shore”) common stock from an affiliate of BP plc, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%. We paid approximately $13.5 million for this additional interest. We exercised our right of first refusal to purchase the additional shares because of the favorable economics associated with the investment opportunity and our desire to increase our ownership in a successful joint venture pipeline that we currently operate.
Acquisition of Other Pipeline Assets
     In August 2010, we acquired pipeline assets in western Pennsylvania for $1.3 million. These assets have been included in the Pipeline Operations segment.
Sale of Buckeye NGL Pipeline
     Effective January 1, 2010, we sold our ownership interest in an approximately 350-mile natural gas liquids pipeline (the “Buckeye NGL Pipeline”) that runs from Wattenberg, Colorado to Bushton, Kansas for $22.0 million. The assets had been classified as “Assets held for sale” in our consolidated balance sheet at December 31, 2009 with a carrying amount equal to the proceeds received. Revenues for Buckeye NGL Pipeline for the three and nine months ended September 30, 2009 were $1.7 million and $8.2 million, respectively.
3. COMMITMENTS AND CONTINGENCIES
Claims and Proceedings
     In the ordinary course of business, we are involved in various claims and legal proceedings, some of which are covered by insurance. We are generally unable to predict the timing or outcome of these claims and proceedings. Based upon our evaluation of existing claims and proceedings and the probability of losses relating to such

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     On August 24, 2010, the District Court of Harris County, Texas, entered an order consolidating three previously filed putative class actions (Broadbased Equities v. Forrest E. Wylie, et. al., Henry James Steward v. Forrest E. Wylie, et. al., and JR Garrett Trust v. Buckeye GP Holdings L.P., et al., each of which were previously described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010) under the caption of Broadbased Equities v. Forrest E. Wylie, et al. and appointing interim co-lead class counsel and interim co-liaison counsel. The plaintiffs subsequently filed a consolidated amended class action and derivative complaint on September 1, 2010 (the “Complaint”). The Complaint purports to be a putative class and derivative action alleging that MainLine Management LLC (“MainLine Management”) and its directors breached their fiduciary duties to BGH’s public unitholders in connection with the Merger by, among other things, accepting insufficient consideration and failing to disclose all material facts in order that BGH’s unitholders may cast an informed vote on the Merger Agreement, and that we, Buckeye GP, MainLine Management, Merger Sub, BGH GP Holdings, LLC (“BGH GP”), ArcLight Capital Partners, LLC (“ArcLight”) and Kelso & Company (“Kelso”) aided and abetted the breaches of fiduciary duty.
     On October 29, 2010, the parties to the litigation entered into a Memorandum of Understanding (“MOU”) in connection with a proposed settlement of the class action and the Complaint. The MOU provides for dismissal with prejudice of the litigation and a release of the defendants from all present and future claims asserted in the litigation in exchange for, among other things, the agreement of the defendants to amend the Merger Agreement to reduce the termination fees payable by BGH upon termination of the Merger Agreement and to provide BGH’s unitholders with supplemental disclosure to BGH’s and our joint proxy statement/prospectus, dated September 24, 2010. The supplemental disclosure is set forth in a joint proxy statement/prospectus supplement, dated October 29, 2010, that was filed with the SEC on November 1, 2010.
     In addition, the MOU provides that, in settlement of the plaintiffs’ claims (including any claim against the defendants by the plaintiffs’ counsel for attorneys’ fees or expenses related to the litigation), the defendants (or their insurers) will pay a cash payment of $900,000, subject to final court approval of the settlement. The proposed settlement is subject to further definitive documentation and to a number of conditions, including, without limitation, completion of certain confirmatory discovery by the plaintiffs, the drafting and execution of a formal Stipulation of Settlement, the consummation of the Merger and court approval of the proposed settlement. There is no assurance that these conditions will be satisfied.
     We and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the Complaint, and specifically deny that any modifications to the Merger Agreement or any supplemental disclosure was required or advisable under any applicable rule, statute, regulation or law. However, to avoid the substantial burden, expense, risk, inconvenience and distraction of continuing the litigation, and to fully and finally resolve the claims alleged, we and the other defendants agreed to the proposed settlement described above.
Environmental Contingencies
     In accordance with our accounting policy, we recorded operating expenses, net of insurance recoveries, of $2.2 million and $2.2 million during the three months ended September 30, 2010 and 2009, respectively, and $7.6 million and $8.8 million during the nine months ended September 30, 2010 and 2009, respectively, related to environmental expenditures unrelated to claims and proceedings.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Customer Bankruptcy
     One of our customers filed for bankruptcy in October 2009 and approximately $4.1 million remained payable to us from the customer pursuant to a pre-bankruptcy contract with that customer. In June 2010, we entered into a court approved settlement with the bankrupt customer and its largest creditor pursuant to which we were to be paid at least $2.0 million in cash, and we were released from both asserted and unasserted claims. In August 2010, we received a settlement payment of $2.0 million. As a result of this settlement, our Development & Logistics segment recognized approximately $2.1 million in expense related to the write-off of a portion of the outstanding receivable balance during the nine months ended September 30, 2010.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
     Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Refined petroleum products (1)	$257,124	$299,473
Materials and supplies	10,600	10,741

Total inventories	$267,724	$310,214

(1)	Ending inventory was 115.8 million and 141.7 million gallons of refined petroleum products at September 30, 2010 and December 31, 2009, respectively.
     At September 30, 2010 and December 31, 2009, approximately 93% and 99%, respectively, of our inventory was hedged. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations.
5. PREPAID AND OTHER CURRENT ASSETS
     Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Prepaid insurance	$4,377	$6,916
Insurance receivables	9,942	13,544
Ammonia receivable	1,902	7,429
Margin deposits	11,807	21,037
Prepaid services	24,830	21,571
Unbilled revenue	3,425	13,201
Tax receivable	260	7,162
Prepaid taxes	7,197	2,213
Other	9,696	10,618

Total prepaid and other current assets	$73,436	$103,691

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. EQUITY INVESTMENTS
     We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our equity investments, all included within the Pipeline Operations segment, at the dates indicated (in thousands):

		September 30,	December 31,
	Ownership (1)	2010	2009
Muskegon Pipeline LLC	40.0%	$14,536	$15,273
Transport4, LLC	25.0%	349	379
West Shore Pipe Line Company (2)	34.6%	43,500	30,320
West Texas LPG Pipeline Limited Partnership	20.0%	49,758	50,879

Total equity investments		$108,143	$96,851

(1)	Represents ownership interest in equity investment at September 30, 2010.

(2)	See Note 2 for a discussion of the acquisition of an additional interest in West Shore.
     The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Muskegon Pipeline LLC	$488	$385	$1,059	$923
Transport4, LLC	51	31	120	101
West Shore Pipe Line Company	1,229	1,204	3,730	3,401
West Texas LPG Pipeline Limited Partnership	1,623	2,187	3,898	4,606

Total earnings from equity investments	$3,391	$3,807	$8,807	$9,031

7. INTANGIBLE ASSETS
     Intangible assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Customer relationships	$38,300	$38,300
Accumulated amortization	(7,858)	(5,631)

Net carrying amount	30,442	32,669

Customer contracts	16,380	16,380
Accumulated amortization	(5,005)	(3,892)

Net carrying amount	11,375	12,488

Total intangible assets	$41,817	$45,157

     For the three months ended September 30, 2010 and 2009, amortization expense related to intangible assets was $1.1 million and $0.9 million, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense related to intangible assets was $3.3 million and $2.7 million, respectively. Amortization expense related to intangible assets is expected to be approximately $4.5 million for each of the next five years.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. OTHER NON-CURRENT ASSETS
     Other non-current assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Deferred charge, net (1)	$2,500	$6,024
Prepaid services	8,051	11,640
Derivative assets	—	17,204
Debt issuance costs	11,678	11,058
Insurance receivables	7,109	7,265
Other	10,891	9,586

Total other non-current assets	$40,229	$62,777

(1)	Net of accumulated amortization of $61.7 million and $58.2 million at September 30, 2010 and December 31, 2009, respectively. The market value of the LP Units issued in August 1997 in connection with the restructuring of Services Company’s ESOP was $64.2 million. This fair value was recorded as a deferred charge and is being amortized on a straight-line basis over 13.5 years.
9. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Taxes — other than income	$17,071	$15,381
Accrued charges due Buckeye GP	464	1,218
Accrued charges due Services Company	5,014	6,104
Accrued employee benefit liability	3,287	3,287
Environmental liabilities	10,387	10,799
Accrued interest	18,425	30,609
Payable for ammonia purchase	2,215	7,015
Deferred revenue	19,395	6,829
Accrued capital expenditures	2,639	1,611
Reorganization	—	2,133
Deferred consideration	2,010	1,675
Other	23,902	20,082

Total accrued and other current liabilities	$104,809	$106,743

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. DEBT OBLIGATIONS
     Long-term debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
4.625% Notes due July 15, 2013 (1)	$300,000	$300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
6.750% Notes due August 15, 2033 (1)	150,000	150,000
Credit Facility	20,000	78,000
BES Credit Agreement	211,800	239,800

Total debt	1,656,800	1,742,800
Less: Unamortized discount	(4,360)	(4,854)
Adjustment associated with fair value hedges	647	824

Subtotal debt	1,653,087	1,738,770
Less: Current portion of long-term debt	(211,800)	(239,800)

Total long-term debt	$1,441,287	$1,498,970

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.
     The fair values of our aggregate debt and credit facilities were estimated to be $1,796.7 million and $1,762.1 million at September 30, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of the variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
Credit Facility
     We have a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”) with SunTrust Bank, as administrative agent, which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility’s maturity date is August 24, 2012, which we may extend for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service for our senior unsecured non-credit enhanced long-term debt. At September 30, 2010 and December 31, 2009, $20.0 million and $78.0 million, respectively, were outstanding under the Credit Facility. The weighted average interest rate for borrowings under the Credit Facility was 0.5% at September 30, 2010.
     The Credit Facility requires us to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain of our majority-owned subsidiaries and equity investments (but including distributions from those

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
majority-owned subsidiaries and equity investments). At September 30, 2010, our Funded Debt Ratio was approximately 3.77 to 1.00. As permitted by the Credit Facility, the $211.8 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) was excluded from the calculation of the Funded Debt Ratio.
     In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting our ability to incur additional indebtedness, to create or incur liens on our property, to dispose of property material to our operations, and to consolidate, merge or transfer assets. At September 30, 2010, we were not aware of any instances of noncompliance with the covenants under our Credit Facility.
     At September 30, 2010 and December 31, 2009, we had committed $1.5 million and $1.4 million, respectively, in support of letters of credit. The obligations for letters of credit are not reflected as debt on our condensed consolidated balance sheets.
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The balances outstanding under the BES Credit Agreement were approximately $211.8 million and $239.8 million at September 30, 2010 and December 31, 2009, respectively, both of which were classified as current liabilities in our condensed consolidated balance sheets. The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

Borrowings	Minimum	Minimum	Maximum
outstanding on	Consolidated Tangible	Consolidated Net	Consolidated
BES Credit Agreement	Net Worth	Working Capital	Leverage Ratio
$150	$ 40	$ 30	7.0 to 1.0
Above $150 up to $200	$ 50	$ 40	7.0 to 1.0
Above $200 up to $250	$ 60	$ 50	7.0 to 1.0
Above $250 up to $300	$ 72	$ 60	7.0 to 1.0
Above $300 up to $350	$ 84	$ 70	7.0 to 1.0
Above $350 up to $400	$ 96	$ 80	7.0 to 1.0
Above $400 up to $450	$108	$ 90	7.0 to 1.0
Above $450 up to $500	$120	$100	7.0 to 1.0
     At September 30, 2010, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $122.8 million and $72.8 million, respectively, and the Consolidated Leverage Ratio was 2.5 to 1.0. The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.5% at September 30, 2010.
     In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At September 30, 2010, we were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.
11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Accrued employee benefit liabilities (see Note 14)	$45,274	$45,837
Accrued environmental liabilities	18,447	19,053
Deferred consideration	16,918	18,425
Deferred rent	12,334	9,158
Deferred revenue	7,269	1,532
Other	8,521	8,846

Total other non-current liabilities	$108,763	$102,851

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The following table presents the components of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Adjustments to funded status of retirement income guarantee plan and retiree medical plan	$(4,453)	$(4,453)
Amortization of interest rate swap	(7,030)	(7,753)
Derivative instruments	(41,271)	17,501
Accumulated amortization of retirement income guarantee plan and retiree medical plan	(6,998)	(6,142)

Total accumulated other comprehensive loss	$(59,752)	$(847)

13. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
     We are exposed to certain risks, including changes in interest rates and commodity prices, in the course of our normal business operations. We use derivative instruments to manage risks associated with certain identifiable and anticipated transactions. Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices. Typical derivative instruments include futures, forward contracts, swaps and other instruments with similar characteristics. We have no trading derivative instruments.
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We expect to issue new fixed-rate debt (i) on or before July 15, 2013, to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013, and (ii) on or before October 15, 2014, to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, we entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. During the nine months ended September 30, 2010, we entered into two forward-starting interest rate swaps with a total aggregate notional amount of $100.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $125.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three and nine months ended September 30, 2010, unrealized losses of $22.0 million and $58.1 million, respectively, were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     Over the next twelve months, we expect to reclassify $1.0 million of accumulated other comprehensive loss as an increase to interest expense that was generated by forward-starting interest rate swaps terminated in 2008 associated with our 6.050% Notes.
Commodity Derivatives
     Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical commodity forward fixed-price purchase and sales contracts. The derivative contracts used to hedge refined petroleum product inventories are designated as fair value hedges. Accordingly, our method of measuring ineffectiveness compares the change in the fair value of New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of our hedged fuel inventory. Hedge accounting is discontinued when the hedged fuel inventory is sold or when the related derivative contracts expire. In addition, we periodically enter into offsetting exchange-traded futures contracts to economically close-out an existing futures contract based on a near-term expectation to sell a portion of our fuel inventory. These offsetting derivative contracts are not designated as hedging instruments and any resulting gains or losses are recognized in earnings during the period. The fair values of futures contracts for inventory designated as hedging instruments in the following tables have been presented net of these offsetting futures contracts.
     Our Energy Services segment has not used hedge accounting with respect to its fixed-price contracts. Therefore, our fixed-price contracts and the related futures contracts used to offset the changes in fair value of the fixed-price sales contracts are all marked-to-market on the condensed consolidated balance sheets with gains and losses being recognized in earnings during the period.
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes our commodity derivative instruments outstanding at September 30, 2010 (amounts in thousands of gallons, except as noted):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives NOT designated as hedging instruments:

Fixed-price contracts	45,380	42	Mark-to-market
Futures contracts for fixed-price sales contracts	21,672	—	Mark-to-market
Futures contracts for inventory	14,448	—	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for inventory	107,730	—	Fair Value Hedge
Futures contracts for natural gas (BBtu) (3)	300	—	Cash Flow Hedge

(1)	Volume represents absolute value of net notional volume position.

(2)	The maximum term for derivatives included in the long-term column is October 2011.

(3)	BBtu represents one billion British thermal units.
     The following table sets forth the fair value of each classification of derivative instruments at the dates indicated (in thousands):

	September 30, 2010			December 31, 2009
			Derivative			Derivative
	Assets	(Liabilities)	Net Carrying	Assets	(Liabilities)	Net Carrying
	Fair Value	Fair Value	Value	Fair Value	Fair Value	Value
Derivatives NOT designated as hedging instruments:

Fixed-price contracts	$2,747	$(2,130)	$617	$4,959	$(3,662)	$1,297
Futures contracts for fixed-price sales contracts	2,808	(398)	2,410	7,594	(384)	7,210
Futures contracts for inventory	25,241	(24,550)	691	—	—	—

Derivatives designated as hedging instruments:

Futures contracts for inventory	795	(12,530)	(11,735)	1,992	(20,517)	(18,525)
Futures contracts for natural gas	—	(361)	(361)	312	—	312
Interest rate contracts	—	(40,910)	(40,910)	17,204	—	17,204

Total			$(49,288)			$7,498

	September 30,	December 31,
Balance Sheet Locations:	2010	2009
Derivative assets	$2,600	$4,959
Other non-current assets	—	17,204
Derivative liabilities	(10,978)	(14,665)
Long-term derivative liabilities	(40,910)	—

Total	$(49,288)	$7,498

     Our hedged inventory portfolio extends to the first quarter of 2011. The majority of the unrealized loss of $11.7 million at September 30, 2010 for futures contracts designated as inventory hedging instruments and unrealized

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
gains in the fair values of the underlying hedged refined petroleum product inventories will be realized by the fourth quarter of 2010 as the inventory is sold. A loss of $1.5 million and a gain of $10.0 million were recorded on inventory hedges that were ineffective for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, gains recorded on inventory hedges that were ineffective were approximately $1.2 million and $17.7 million, respectively. At September 30, 2010, open refined petroleum product derivative contracts (represented by the fixed-price contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond October 2011. In addition, at September 30, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price contracts.
     The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2010	2009	2010	2009

Derivatives NOT designated as hedging instruments:

Fixed-price contracts	Product sales	$(1,974)	$3,937	$6,704	$3,366
Futures contracts for fixed-price sales contracts	Cost of product sales and natural gas storage services	3,363	(3,972)	(103)	7,489
Futures contracts for inventory	Cost of product sales and natural gas storage services	65	—	331	—

Derivatives designated as fair value hedging instruments:

Futures contracts for inventory	Cost of product sales and natural gas storage services	$(18,509)	$4,273	$(5,296)	$670

The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2010	2009	2010	2009

Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$(122)	$(192)	$(291)	$(407)
Futures contracts for refined petroleum products	Cost of product sales and natural gas storage services	—	—	—	(146)
Interest rate contracts	Interest and debt expense	(241)	(1,393)	(723)	(2,049)

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Change in Value Recognized in OCI on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	$(337)	$(1)	$(949)	$162
Interest rate contracts	(21,957)	(3,849)	(58,114)	(4,006)
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
     A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy. The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:
•	Level 1 inputs are based on quoted prices, which are available in active markets for identical assets or liabilities as of the reporting date. Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2 inputs are based on pricing inputs other than quoted prices in active markets and are either directly or indirectly observable as of the measurement date. Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies and include the following:
▪	Quoted prices in active markets for similar assets or liabilities.

▪	Quoted prices in markets that are not active for identical or similar assets or liabilities.

▪	Inputs other than quoted prices that are observable for the asset or liability.

▪	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.
•	Level 3 inputs are based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk). Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally developed data. The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort. Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recurring
     The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, September 30, 2010 and December 31, 2009, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2010		December 31, 2009
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial assets:
Fixed-price contracts	$—	$2,497	$—	$4,959
Futures contracts for inventory and fixed-price sales contracts	103	—	—	—
Asset held in trust	—	—	1,793	—
Interest rate derivatives	—	—	—	17,204

Financial liabilities:
Fixed-price contracts	—	(1,880)	—	(3,662)
Futures contracts for inventory and fixed-price sales contracts	(8,737)	—	(11,003)	—
Futures contracts for natural gas	(361)	—	—	—
Interest rate derivatives	—	(40,910)	—	—

Total	$(8,995)	$(40,293)	$(9,210)	$18,501

     The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the NYMEX. The value of the Level 1 asset held in trust was obtained from quoted market prices.
     The values of the Level 2 interest rate derivatives were determined using expected cash flow models, which incorporated market inputs including the implied forward LIBOR yield curve for the same period as the future interest swap settlements.
     The values of the Level 2 fixed-price contracts assets and liabilities were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data. Level 2 fixed-price contracts assets are net of credit value adjustments (“CVA”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the fixed-price contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The Energy Services segment determined CVA is appropriate because few of the Energy Services segment’s customers entering into these fixed-price contracts are large organizations with nationally-recognized credit ratings. The Level 2 fixed-price contracts assets of $2.5 million and $5.0 million as of September 30, 2010 and December 31, 2009, respectively, are net of CVA of ($0.3) million and ($0.9) million, respectively.

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

	September 30,				Total
	2009	Level 1	Level 2	Level 3	Losses
Prepaid and other current assets (1)	$8,639	$—	$—	$8,639	$72,540

(1)	Represents the property, plant and equipment of net assets held for sale that was included in prepaid and other current assets at September 30, 2009 (see Note 2).
     As a result of a loss in the customer base utilizing the Buckeye NGL Pipeline, we recorded a non-cash impairment charge of $72.5 million during the nine months ended September 30, 2009. The estimated fair value was based on a probability-weighted combination of income and market approaches.
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
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended September 30, 2010 and 2009 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$66	$(44)	$74	$37
Interest cost	226	146	495	419
Expected return on plan assets	(86)	(47)	—	—
Amortization of prior service benefit	(11)	(47)	(741)	(679)
Amortization of unrecognized losses	241	90	223	220
Settlement/curtailment charge (1)	—	—	—	(1,571)

Net periodic benefit costs	$436	$98	$51	$(1,574)

(1)	In connection with our reorganization in 2009, $6.4 million of the aggregate amount of $29.1 million of expenses incurred through September 30, 2009 was recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the nine months ended September 30, 2010 and 2009 (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$199	$371	$221	$247
Interest cost	685	886	1,486	1,402
Expected return on plan assets	(260)	(427)	—	—
Amortization of prior service benefit	(34)	(282)	(2,223)	(2,397)
Amortization of unrecognized losses	731	802	670	743
Settlement/curtailment charge (1)	—	7,171	—	(771)

Net periodic benefit costs	$1,321	$8,521	$154	$(776)

(1)	In connection with our reorganization in 2009, $6.4 million of the aggregate amount of $29.1 million of expenses incurred through September 30, 2009 was recorded as an adjustment to the funded status of the RIGP and the Retiree Medical Plan, which represent settlement and curtailment adjustments.
     During the nine months ended September 30, 2010, we contributed $2.7 million to the RIGP.
15. UNIT-BASED COMPENSATION PLANS
     We award unit-based compensation to employees and directors primarily under the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”), which became effective in March 2009. We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized total unit-based compensation expense of $1.3 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $3.8 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.
Long-Term Incentive Plan
     The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through September 30, 2010, awards representing a total of 1,116,268 additional LP Units could be issued under the LTIP.
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Awards under the LTIP
     During the nine months ended September 30, 2010, the Compensation Committee granted 123,669 phantom units to employees (including the 62,332 phantom units granted pursuant to the Deferral Plan discussed above), 12,000 phantom units to independent directors of Buckeye GP and MainLine Management, and 122,683 performance units to employees. The amount paid with respect to phantom unit distribution equivalents under the LTIP was $0.4 million for the nine months ended September 30, 2010.
     The following table sets forth the LTIP activity for the periods indicated (dollars in thousands):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)	Total Value
Unvested at January 1, 2010	140,095	$39.81	$5,577
Granted	258,352	56.22	14,525
Vested	(18,518)	39.18	(725)
Forfeited	(15,234)	49.44	(753)

Unvested at September 30, 2010	364,695	$51.07	$18,624

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.
     At September 30, 2010, approximately $10.8 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 1.9 years.
Unit Option and Distribution Equivalent Plan
     The following is a summary of the changes in the LP Unit options outstanding (all of which are vested or are expected to vest) under the Option Plan for the periods indicated (dollars in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	($/LP Unit)	Term (in years)	Value (1)
Outstanding at January 1, 2010	349,400	$46.25
Exercised	(96,500)	44.32
Forfeited	(6,000)	49.47

Outstanding at September 30, 2010	246,900	46.88	6.0	$4,103

Exercisable at September 30, 2010	150,200	$45.82	5.0	$2,655

(1)	Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in September 2010 and the exercise price, multiplied by the number of exercisable, in-the-money options.
     The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $1.5 million and $0.3 million, respectively. At September 30, 2010, total unrecognized compensation cost related to unvested LP Unit options was $0.1 million. We expect to recognize this cost over a weighted average period of 0.4

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
years. At September 30, 2010, 333,000 LP Units were available for grant in connection with the Option Plan. However, with the adoption of the LTIP, we do not expect to make any future grants pursuant to the Option Plan. The fair value of options vested was $0.4 million and $0.3 million during the nine months ended September 30, 2010 and 2009, respectively.
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
     Under certain agreements, we are obligated to reimburse Services Company for certain direct and indirect costs related to the business activities of us and our subsidiaries. Services Company is reimbursed for insurance-related expenses, general and administrative costs, compensation and benefits payable to employees of Services Company, tax information and reporting costs, legal and audit fees and an allocable portion of overhead expenses. BGH previously reimbursed Services Company for the executive compensation costs and related benefits paid to Buckeye GP’s four highest salaried employees. Since January 1, 2009, we are paying for all executive compensation and related benefits earned by Buckeye GP’s four highest salaried officers in exchange for an annual fixed payment from BGH of $3.6 million. Total costs incurred by us for the above services totaled $27.9 million and $25.6 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, we incurred $82.8 million and $106.9 million, respectively, of such costs. Amounts for the 2009 periods include costs related to our organizational restructuring. We reimbursed Services Company for these costs.
     Services Company, which is beneficially owned by the ESOP, owned 1.5 million of our LP Units (approximately 2.9% of our LP Units outstanding) as of September 30, 2010. Distributions received by Services Company from us on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.5 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, distributions paid to Services Company totaled $4.5 million and $5.7 million, respectively. Total distributions paid to Services Company decrease over time as Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP.
     We incurred a senior administrative charge for certain management services performed by affiliates of Buckeye GP of $0.5 million for the three months ended March 31, 2009. The senior administrative charge was waived indefinitely on April 1, 2009 as these affiliates are currently not providing services to us that were contemplated as being covered by the senior administrative charge. As a result, there were no related charges recorded in the last nine months of 2009 or during the nine months ended September 30, 2010.
     Buckeye GP receives incentive distributions from us pursuant to our partnership agreement and incentive compensation agreement. Incentive distributions are based on the level of quarterly cash distributions paid per LP Unit. Incentive distribution payments totaled $12.9 million and $11.7 million during the three months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, incentive distribution payments totaled $37.8 million and $33.7 million, respectively.
     On August 18, 2010, we and our general partner entered into the Merger Agreement with BGH, its general partner and Merger Sub, our subsidiary, pursuant to which Merger Sub will be merged into BGH, with BGH as the surviving entity. The Merger Agreement amends and restates an original Agreement and Plan of Merger, dated as of June 10, 2010, by and among the parties to the Merger Agreement. See Note 1 for further information regarding the Merger.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17. PARTNERS’ CAPITAL AND DISTRIBUTIONS
Summary of Changes in Outstanding General Partner Units and LP Units
     The following is a reconciliation of General Partner Units and LP Units outstanding for the periods indicated:

	General	Limited
	Partner	Partners	Total
Units outstanding at December 31, 2009	243,914	51,438,265	51,682,179
LP Units issued pursuant to the Option Plan	—	96,500	96,500
LP Units issued pursuant to the LTIP	—	18,351	18,351

Units outstanding at September 30, 2010	243,914	51,553,116	51,797,030

Cash Distributions
     We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions totaled $185.8 million and $170.4 million during the nine months ended September 30, 2010 and 2009, respectively.
     On November 8, 2010, we announced a quarterly distribution of $0.975 per LP Unit that will be paid on November 30, 2010, to unitholders of record on November 15, 2010. Total cash distributed to unitholders on November 30, 2010 will total approximately $63.8 million.
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings. The following table presents the allocation of net income to our general partner for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income allocation:
Net income attributable to Buckeye Partners, L.P.	$61,163	$57,889	$165,283	$63,278
Less: General partner’s allocation of incentive distributions	(12,886)	(12,025)	(37,805)	(35,230)

Net income available to limited partners and general partner after incentive distributions	48,277	45,864	127,478	28,048
General partner’s ownership interest	0.471%	0.473%	0.471%	0.475%

Income allocation to general partner based upon ownership interest	$227	$217	$600	$133

General partner’s incentive distributions	$12,886	$12,025	$37,805	$35,230
Income allocation to general partner	227	217	600	133

Total income allocated to general partner	13,113	12,242	38,405	35,363
Adjustment for application of two-class method for MLPs (1)	276	—	832	—

Net income allocated to general partner in in accordance with two-class method	$13,389	$12,242	$39,237	$35,363

(1)	We allocate net income to our general partner based on the distributions paid during the current quarter (including the incentive distribution interest in excess of the general partner’s ownership interest) in accordance with our partnership agreement. Guidance issued by the FASB requires that the distribution pertaining to the current period net income, which is to be paid in the subsequent quarter, be utilized in the earnings per LP Unit calculation. We reflect the impact of this difference as the “Adjustment for application of two-class method for MLPs.”

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents the computation of basic and diluted earnings per LP Unit for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings per LP Unit Calculation:
Numerator:
Net income attributable to Buckeye Partners, L.P.	$61,163	$57,889	$165,283	$63,278
Less: Net income allocated to general partner in accordance with two-class method	(13,389)	(12,242)	(39,237)	(35,363)

Net income available to limited partners in accordance with two-class method	$47,774	$45,647	$126,046	$27,915

Denominator:
Basic:
Weighted average LP Units outstanding	51,541	51,374	51,508	50,351

Diluted:
Weighted average LP Units outstanding	51,541	51,374	51,508	50,351
Dilutive effect of LP Unit options and LTIP awards granted (1)	—	164	—	165

Total	51,541	51,538	51,508	50,516

Earnings per LP Unit:
Basic	$0.93	$0.89	$2.45	$0.55

Diluted	$0.93	$0.89	$2.45	$0.55

(1)	For the three and nine months ended September 30, 2010, the dilutive effect of unit-based compensation was not presented because its effect on net income per LP Unit would have been antidilutive; the amount distributed for the period exceeded net income for the period resulting in an undistributed loss.
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
     Adjusted EBITDA is the primary measure used by senior management to evaluate our operating results and to allocate our resources. We define Adjusted EBITDA as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease, and (ii) non-cash unit-based compensation expense. In addition, we have excluded the Buckeye NGL Pipeline impairment

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
expense of $72.5 million and the reorganization expense of $29.1 million, which both occurred in the 2009 period, from Adjusted EBITDA in order to evaluate our results of operations on a comparative basis over multiple periods. EBITDA and Adjusted EBITDA are non-GAAP measures of performance and are reconciled to the most comparable GAAP measure, net income attributable to unitholders.
     Each segment uses the same accounting policies as those used in the preparation of our consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated. All periods are presented on a consistent basis. All of our operations and assets are conducted and located in the United States.
     Financial information about each segment, EBITDA and Adjusted EBITDA are presented below for the periods or at the dates indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Pipeline Operations	$103,621	$96,714	$299,497	$294,084
Terminalling & Storage	41,900	34,036	125,039	94,108
Natural Gas Storage	21,663	28,576	68,318	60,325
Energy Services	566,804	258,407	1,636,955	728,563
Development & Logistics	9,082	7,516	27,382	25,446
Intersegment	(8,213)	(1,805)	(23,884)	(11,022)

Total revenue	$734,857	$423,444	$2,133,307	$1,191,504

Operating income (loss):
Pipeline Operations	$49,947	$42,466	$141,312	$37,349
Terminalling & Storage	24,055	17,539	71,753	39,573
Natural Gas Storage	2,914	7,659	9,891	19,691
Energy Services	2,960	5,703	(274)	10,635
Development & Logistics	1,720	2,598	3,773	4,312

Total operating income	$81,596	$75,965	$226,455	$111,560

Depreciation and amortization:
Pipeline Operations	$9,950	$9,394	$29,361	$28,695
Terminalling & Storage	2,562	1,967	7,584	5,852
Natural Gas Storage	1,764	1,346	5,296	4,272
Energy Services	1,430	1,070	3,982	3,192
Development & Logistics	471	476	1,384	1,397

Total depreciation and amortization	$16,177	$14,253	$47,607	$43,408

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Adjusted EBITDA:
Pipeline Operations	$62,810	$55,761	$178,241	$169,820
Terminalling & Storage	26,835	19,807	79,974	48,186
Natural Gas Storage	5,835	10,265	18,584	27,806
Energy Services	4,635	7,054	4,440	15,118
Development & Logistics	2,007	2,293	3,490	5,548

Total Adjusted EBITDA	$102,122	$95,180	$284,729	$266,478

GAAP Reconciliation:
Net income	$63,113	$59,593	$170,816	$67,442
Less: net income attributable to noncontrolling interests	(1,950)	(1,704)	(5,533)	(4,164)

Net income attributable to Buckeye Partners, L.P.	61,163	57,889	165,283	63,278
Interest and debt expense	22,014	20,543	64,825	53,780
Income tax expense (benefit)	230	(391)	(435)	(263)
Depreciation and amortization	16,177	14,253	47,607	43,408

EBITDA	99,584	92,294	277,280	160,203
Non-cash deferred lease expense	1,059	1,125	3,176	3,375
Non-cash unit-based compensation expense	1,479	765	4,273	1,251
Asset impairment expense	—	—	—	72,540
Reorganization expense	—	996	—	29,109

Adjusted EBITDA	$102,122	$95,180	$284,729	$266,478

	Nine Months Ended
	September 30,
	2010	2009
Capital additions, net: (1)
Pipeline Operations	$22,013	$20,813
Terminalling & Storage	16,116	15,186
Natural Gas Storage	7,466	18,884
Energy Services	2,835	2,973
Development & Logistics	845	947

Total capital additions, net	$49,275	$58,803

(1)	Amount excludes $1.0 million and ($2.6) million of non-cash changes in accruals for capital expenditures for the nine months ended September 30, 2010 and 2009, respectively (see Note 20).

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2010	2009
Total Assets:
Pipeline Operations (1)	$1,543,935	$1,592,916
Terminalling & Storage	522,941	532,971
Natural Gas Storage	549,243	573,261
Energy Services	461,146	482,025
Development & Logistics	60,386	74,476

Total assets	$3,137,651	$3,255,649

Goodwill:
Pipeline Operations	$—	$—
Terminalling & Storage	38,184	38,184
Natural Gas Storage	169,560	169,560
Energy Services	1,132	1,132
Development & Logistics	—	—

Total goodwill	$208,876	$208,876

(1)	All equity investments are included in the assets of the Pipeline Operations segment.
20. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash paid for interest (net of capitalized interest)	$73,037	$58,598
Cash paid for income taxes	784	1,641
Capitalized interest	1,710	2,906

Non-cash changes in assets and liabilities:
Change in capital expenditures in accounts payable	$1,028	$(2,606)
21. SUBSEQUENT EVENTS
Terminal Acquisitions
     On October 28, 2010, we entered into an agreement to acquire a refined petroleum products terminal on the southeast coast of Puerto Rico from an affiliate of Royal Dutch Shell plc (“Shell”). The terminal, located in Yabucoa, Puerto Rico, includes 44 storage tanks with approximately 4.6 million barrels of gasoline, jet fuel, diesel, fuel oil and crude oil storage capacity. Our investment will provide us with long-term fee-based revenues supported by multi-year commitments from Shell. The acquisition, which is subject to customary closing conditions, is expected to close in December 2010.
     On November 5, 2010, we completed the purchase of a refined petroleum products terminal in Opelousas, Louisiana from Chevron U.S.A Inc. (“Chevron”) for $13.0 million in cash. The terminal includes seven storage tanks with approximately 135,000 barrels of total storage capacity and a truck rack. In addition, Chevron has agreed to enter into a commercial contract with us that is associated with the acquired facility.

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
Cautionary Note Regarding Forward-Looking Statements
     This discussion contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Quarterly Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
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
Overview of Business
     Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), the limited partner units (“LP Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” Unless the context requires otherwise, references to “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, include our subsidiaries.
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

     We operate and report in five business segments: Pipeline Operations; Terminalling & Storage; Natural Gas Storage; Energy Services; and Development & Logistics. We own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 68 active products terminals that provide aggregate storage capacity of approximately 27.3 million barrels. In addition, we operate and maintain approximately 2,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a major natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.
Recent Developments
Agreement and Plan of Merger
     On August 18, 2010, we and our general partner entered into a First Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with BGH, its general partner and Grand Ohio, LLC (“Merger Sub”), our subsidiary. Pursuant to the Merger Agreement, Merger Sub will be merged into BGH, with BGH as the surviving entity (the “Merger”). In the transaction, the incentive compensation agreement (also referred to as the incentive distribution rights) held by our general partner will be cancelled, the general partner units held by our general partner (representing an approximate 0.5% general partner interest in us) will be converted to a non-economic general partner interest, all of the economic interest in BGH will be acquired by us and BGH unitholders will receive aggregate consideration of approximately 20 million of our LP Units.
     The Merger Agreement is subject to, among other things, approval by the affirmative vote of the holders of a majority of our LP Units outstanding and entitled to vote at a meeting of the holders of our LP Units, approval by the (a) affirmative vote of holders of a majority of BGH’s common units and (b) affirmative vote of holders of a majority of BGH’s common units and management units, voting together as a single class.
     The Merger will be accounted for as an equity transaction. Therefore, changes in BGH’s ownership interest as a result of the Merger will not result in gain or loss recognition. BGH will be considered the surviving consolidated entity for accounting purposes, while we will be the surviving consolidated entity for legal and reporting purposes.
     We incurred $4.1 million of costs associated with the Merger during the nine months ended September 30, 2010, of which $3.2 million has been paid. We charged these costs directly to partners’ capital.
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
Purchase of Additional Interest in West Shore Pipe Line Company
     On August 2, 2010, in connection with our exercise of a right of first refusal, we completed the acquisition of additional shares of West Shore Pipe Line Company (“West Shore”) common stock from an affiliate of BP plc, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%. We paid approximately $13.5 million for this additional interest. We exercised our right of first refusal to purchase the additional shares because of the favorable economics associated with the investment opportunity and our desire to increase our ownership in a successful joint venture pipeline that we currently operate.
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
     Adjusted EBITDA is the primary measure used by senior management to evaluate our operating results and to allocate our resources. We define EBITDA, a measure not defined under GAAP, as net income attributable to our unitholders before interest expense, income taxes and depreciation and amortization. EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with GAAP. The EBITDA measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. In addition, EBITDA is unaffected by our capital structure due to the elimination of interest expense and income taxes. We define Adjusted EBITDA, which is also a non-GAAP measure, as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease, and (ii) non-cash unit-based compensation expense. In addition, we have excluded the Buckeye NGL Pipeline impairment expense of $72.5 million and the reorganization expense of $29.1 million, which both occurred in the 2009 period, from Adjusted EBITDA in order to evaluate our results of operations on a comparative basis over multiple periods.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Adjusted EBITDA:
Pipeline Operations	$62,810	$55,761	$178,241	$169,820
Terminalling & Storage	26,835	19,807	79,974	48,186
Natural Gas Storage	5,835	10,265	18,584	27,806
Energy Services	4,635	7,054	4,440	15,118
Development & Logistics	2,007	2,293	3,490	5,548

Total Adjusted EBITDA	$102,122	$95,180	$284,729	$266,478

GAAP Reconciliation:
Net income	$63,113	$59,593	$170,816	$67,442
Less: net income attributable to noncontrolling interests	(1,950)	(1,704)	(5,533)	(4,164)

Net income attributable to Buckeye Partners, L.P.	61,163	57,889	165,283	63,278
Interest and debt expense	22,014	20,543	64,825	53,780
Income tax expense (benefit)	230	(391)	(435)	(263)
Depreciation and amortization	16,177	14,253	47,607	43,408

EBITDA	99,584	92,294	277,280	160,203
Non-cash deferred lease expense	1,059	1,125	3,176	3,375
Non-cash unit-based compensation expense	1,479	765	4,273	1,251
Asset impairment expense	—	—	—	72,540
Reorganization expense	—	996	—	29,109

Adjusted EBITDA	$102,122	$95,180	$284,729	$266,478

Segment Results
     A summary of financial information by business segment follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Pipeline Operations	$103,621	$96,714	$299,497	$294,084
Terminalling & Storage	41,900	34,036	125,039	94,108
Natural Gas Storage	21,663	28,576	68,318	60,325
Energy Services	566,804	258,407	1,636,955	728,563
Development & Logistics	9,082	7,516	27,382	25,446
Intersegment	(8,213)	(1,805)	(23,884)	(11,022)

Total revenues	$734,857	$423,444	$2,133,307	$1,191,504

Total costs and expenses: (1)
Pipeline Operations	$53,675	$54,248	$158,186	$256,735
Terminalling & Storage	17,845	16,497	53,286	54,535
Natural Gas Storage	18,749	20,917	58,427	40,634
Energy Services	563,843	252,704	1,637,228	717,928
Development & Logistics	7,362	4,918	23,609	21,134
Intersegment	(8,213)	(1,805)	(23,884)	(11,022)

Total costs and expenses	$653,261	$347,479	$1,906,852	$1,079,944

Depreciation and amortization:
Pipeline Operations	$9,950	$9,394	$29,361	$28,695
Terminalling & Storage	2,562	1,967	7,584	5,852
Natural Gas Storage	1,764	1,346	5,296	4,272
Energy Services	1,430	1,070	3,982	3,192
Development & Logistics	471	476	1,384	1,397

Total depreciation and amortization	$16,177	$14,253	$47,607	$43,408

Asset impairment expense:
Pipeline Operations	$—	$—	$—	$72,540

Reorganization expense:
Pipeline Operations	$—	$518	$—	$23,572
Terminalling and Storage	—	163	—	2,565
Natural Gas Storage	—	91	—	382
Energy Services	—	206	—	1,150
Development & Logistics	—	18	—	1,440

Total reorganization expense	$—	$996	$—	$29,109

Operating income (loss):
Pipeline Operations	$49,947	$42,466	$141,312	$37,349
Terminalling & Storage	24,055	17,539	71,753	39,573
Natural Gas Storage	2,914	7,659	9,891	19,691
Energy Services	2,960	5,703	(274)	10,635
Development & Logistics	1,720	2,598	3,773	4,312

Total operating income	$81,596	$75,965	$226,455	$111,560

(1)	Total costs and expenses includes depreciation and amortization, asset impairment expense and reorganization expense.

     The following table presents product volumes transported in the Pipeline Operations segment, average daily throughput for the Terminalling & Storage segment in barrels per day (“bpd”) and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pipeline Operations (average bpd):
Gasoline	663,900	666,900	647,400	661,700
Jet fuel	350,700	350,000	337,500	342,900
Diesel fuel	237,000	199,900	229,200	205,000
Heating oil	35,000	33,600	61,400	72,000
LPGs	16,700	17,700	19,500	17,000
NGLs	—	9,600	—	17,100
Other products	3,300	5,000	2,600	9,400

Total Pipeline Operations	1,306,600	1,282,700	1,297,600	1,325,100

Terminalling & Storage (average bpd):
Products throughput (1)	566,200	472,000	564,200	470,800

Energy Services (in thousands of gallons):
Sales volumes	278,000	138,500	780,000	455,500

(1)	Reported quantities exclude transfer volumes, which are non-revenue generating transfers among our various terminals, and include volumes from the Albany terminal, which had not been previously reported in the 2009 periods. For the three and nine months ended September 30, 2009, we previously reported total products throughput of 486.5 thousand and 491.9 thousand, respectively, which included transfer volumes and excluded volumes from the Albany terminal.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Consolidated
     Adjusted EBITDA. Adjusted EBITDA increased by $6.9 million, or 7.3%, to $102.1 million for the three months ended September 30, 2010 from $95.2 million for the corresponding period in 2009. The Terminalling & Storage segment and the Pipeline Operations segment were primarily responsible for this increase in Adjusted EBITDA. The Terminalling & Storage segment’s Adjusted EBITDA increased by $7.0 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009, driven by the contribution from terminals acquired in November 2009 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements), the impact of internal growth projects, increased throughput volumes and higher fees. The Pipeline Operations segment’s Adjusted EBITDA increased by $7.0 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009, due to higher transportation volumes, the benefit of increased tariff rates, increased other revenues and favorable settlement experience.
     These increases in Adjusted EBITDA were partially offset by decreases in Adjusted EBITDA in the Natural Gas Storage segment, the Energy Services segment and the Development & Logistics segment. The Natural Gas Storage segment’s Adjusted EBITDA decreased by $4.5 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009. Low natural gas prices, compressed seasonal spreads and lower recontracting rates led to a decrease in the net contribution from hub services activities and a decrease in lease revenue. The Energy Services segment’s Adjusted EBITDA decreased by $2.5 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009, as a result of lower margins on volumes of product sold and increased expenses, partially offset by increased volumes of product sold. The Development & Logistics segment’s Adjusted EBITDA decreased by $0.3 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to reduced construction contract services, partially offset by increased operating contract services.

     Overall, Adjusted EBITDA was also impacted favorably by the continued effectiveness of cost control measures we implemented in 2009. As a result of these efforts, costs and expenses reflected a savings of approximately $2.3 million during the three months ended September 30, 2010 as compared to the corresponding period in 2009. Offsetting this favorable impact was a decrease of $0.4 million in income from equity investments for the three months ended September 30, 2010 as compared to the corresponding period in 2009. The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue was $734.9 million for the three months ended September 30, 2010, which is an increase of $311.5 million, or 73.5%, from the three months ended September 30, 2009. The increase in revenue for the three months ended September 30, 2010 as compared to the corresponding period in 2009 was caused primarily by the following:
•	an increase of $308.4 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the three months ended September 30, 2010 as compared to the corresponding period in 2009;

•	an increase of $7.9 million in revenue from the Terminalling & Storage segment, resulting from increased revenue from terminals acquired in November 2009, internal growth projects and increased throughput volumes, including $1.4 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities;

•	an increase of $6.9 million in revenue from the Pipeline Operations segment, resulting from the benefit of higher tariff rates, increased revenues from the contribution of pipeline assets acquired in November 2009, increased other revenues and more favorable settlement experience; and

•	an increase of $1.6 million in revenue from the Development & Logistics segment, resulting primarily from the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010.
     The increase in revenue was partially offset by:
•	a decrease of $6.9 million in revenue from the Natural Gas Storage segment, resulting primarily from lower fees from hub services transactions as a result of general market conditions, including reduced market-based fees charged for storage services as a result of low natural gas prices, compressed seasonal spreads, lower recontracting rates, above normal temperatures and general uncertainty regarding the economic recovery.
     Total Costs and Expenses. Total costs and expenses were $653.3 million for the three months ended September 30, 2010, which is an increase of $305.8 million, or 88.0%, from the corresponding period in 2009. Total costs and expenses reflect:
•	an increase of $310.4 million in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period, primarily as a result of increased refined petroleum product prices and increased volumes sold;

•	an increase of $2.5 million in costs and expenses of the Development & Logistics segment, primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment and higher income tax expense, which is not a component of Adjusted EBITDA as presented in the reconciliation above, partially offset by reduced construction contract activity;

•	an increase of $1.3 million in costs and expenses of the Terminalling & Storage segment, resulting primarily from higher operating expenses for terminals acquired in November 2009 and certain environmental remediation expenses; and

•	an increase of $1.9 million in depreciation and amortization, primarily on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, certain internal-use software placed in service in the fourth quarter of 2009 and on assets acquired in November 2009, and an increase of $0.7 million in non-cash unit-based compensation expense, neither of which are components of Adjusted EBITDA as presented in the reconciliation above.

     Total costs and expenses in the 2009 period includes the recognition of $1.0 million of expenses across all segments associated with organizational restructuring, which is not a component of Adjusted EBITDA as presented in the reconciliation above. Total costs and expenses for the three months ended September 30, 2010 reflect the effectiveness of cost management efforts we implemented in 2009.
     Total costs and expenses also reflect the following decreases:
•	a decrease of $2.2 million in costs and expenses of the Natural Gas Storage segment, resulting from lower costs associated with hub services transactions recognized as an expense; and

•	a decrease of $0.5 million in costs and expenses of the Pipeline Operations segment, resulting substantially from a decrease related to the organizational restructuring charges recognized in the 2009 period as discussed above, lower environmental expenses and lower operating power costs, partially offset by increased project costs.
     Consolidated net income attributable to unitholders. Consolidated net income attributable to our unitholders was $61.2 million for the three months ended September 30, 2010 compared to $57.9 million for the three months ended September 30, 2009. Interest and debt expense increased by $1.5 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009, which increase was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019 and higher outstanding borrowings under the BES Credit Agreement, partially offset by lower outstanding borrowings under our unsecured revolving credit agreement (the “Credit Facility”). Other revenue and expense items impacting operating income are discussed above.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
Pipeline Operations
     Adjusted EBITDA. Adjusted EBITDA from the Pipeline Operations segment of $62.8 million for the three months ended September 30, 2010 increased by $7.0 million, or 12.6%, from $55.8 million for the corresponding period in 2009. The increase in Adjusted EBITDA was driven primarily by favorable settlement experience of $2.8 million, a $2.6 million benefit from higher tariff rates, an increase of $1.9 million in other pipeline revenues, increased revenue of $0.6 million from pipeline assets acquired in November 2009, an increase of $0.3 million in transportation revenues, resulting from higher volumes transported during the three months ended September 30, 2010 compared with the corresponding period in 2009. This increase in Adjusted EBITDA is partially offset by a $0.9 million increase in operating expenses and a $0.4 million decrease in income from equity investments. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Pipeline Operations segment was $103.6 million for the three months ended September 30, 2010, which is an increase of $6.9 million, or 7.1%, from the corresponding period in 2009. Revenues increased due to favorable settlement experience of $2.8 million, a $2.6 million benefit from higher tariff rates resulting from overall average tariff rate increases of approximately 2.6% implemented on May 1, 2010, an increase of $1.9 million in other pipeline revenues, increased revenue of $0.6 million from pipeline assets acquired in November 2009 and a 1.9% increase in transportation volumes, resulting in an increase of $0.3 million in transportation revenues. These increases in revenue were partially offset by reduced revenues of $1.3 million from contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contracts to the Development & Logistics segment. In addition, the increase in transportation volumes were partially offset by a decrease in transportation volumes related to the sale of the Buckeye NGL Pipeline on January 1, 2010 (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements).
     Total Costs and Expenses. Total costs and expenses from the Pipeline Operations segment were $53.7 million for the three months ended September 30, 2010, which is a decrease of $0.5 million, or 1.1%, from the corresponding period in 2009. Total costs and expenses for the 2009 period include $0.5 million of expense related to an organizational restructuring. This charge in the 2009 period, which is not a component of Adjusted EBITDA as presented in the reconciliation above, was the primary reason that costs and expenses in the 2009 period were 1.1% higher than in the 2010 period. Total costs and expenses for the three months ended September 30, 2010 also reflect a decrease of $1.3 million in contract service activities due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, a decrease of $0.6 million in environmental expenses, a decrease of $0.3 million in pipeline integrity program expenses, a decrease of $0.2 million in operating power costs, primarily due to power contract renegotiations as part of our best practices initiative and a decrease of $0.2 million in property taxes. These decreases were offset by an increase of $1.6 million in professional fees, outside service costs and other project costs and an increase of $0.6 million in depreciation and amortization expense as a result of pipeline assets acquired in November 2009. Depreciation and amortization expense is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income. Operating income from the Pipeline Operations segment was $49.9 million for the three months ended September 30, 2010 compared to operating income of $42.5 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Terminalling & Storage
     Adjusted EBITDA. Adjusted EBITDA from the Terminalling & Storage segment of $26.8 million for the three months ended September 30, 2010 increased by $7.0 million, or 35.5%, from $19.8 million for the corresponding period in 2009. The increase in Adjusted EBITDA reflects an increase of $7.0 million from the contribution of terminals acquired in November 2009, the impact of internal growth projects, increased throughput volumes and higher fees. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Terminalling & Storage segment was $41.9 million for the three months ended September 30, 2010, which is an increase of $7.9 million, or 23.1%, from the corresponding period in 2009. The increase resulted primarily from terminals acquired in November 2009, internal growth projects, increased throughput volumes, higher fees, higher storage and rental revenue, including $1.4 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities. In addition to the 15.6% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 4.4% for the three months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to increased jet fuel, diesel and ethanol throughput volumes.
     Total Costs and Expenses. Total costs and expenses from the Terminalling & Storage segment were $17.8 million for the three months ended September 30, 2010, which is an increase of $1.3 million, or 8.2%, from the corresponding period in 2009. The increase in total costs and expenses in the 2010 period as compared to the 2009 period is due to a $0.9 million increase in operating expenses and a $0.6 million increase in depreciation and amortization, both as a result of terminals acquired in November 2009, and a $0.4 million increase in environmental remediation expenses. Depreciation and amortization is not a component of Adjusted EBITDA as presented in the reconciliation above. These increases in total costs and expenses were partially offset by a $0.5 million decrease in payroll and benefits costs primarily related to our best practices initiative in 2009.
     Operating Income. Operating income from the Terminalling & Storage segment was $24.1 million for the three months ended September 30, 2010 compared to operating income of $17.5 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Natural Gas Storage
     Adjusted EBITDA. Adjusted EBITDA from the Natural Gas Storage segment of $5.8 million for the three months ended September 30, 2010 decreased by $4.5 million, or 43.2%, from $10.3 million for the corresponding period in 2009. The decrease in Adjusted EBITDA was primarily the result of a $7.1 million decrease in the net contribution from hub service activities and a decrease of $0.6 million in lease revenues, partially offset by a decrease of $3.2 million in other operating expenses during the three months ended September 30, 2010. Low natural gas prices, compressed seasonal spreads and lower recontracting rates led to a decrease in the net contribution from hub services activities and decreased lease revenue. This decrease in lease revenues as a result of reduced fees was partially offset by increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Natural Gas Storage segment was $21.7 million for the three months ended September 30, 2010, which is a decrease of $6.9 million, or 24.2%, from the corresponding period in 2009. This overall decrease is attributable to lower underlying volume and lower fees recognized as revenue for hub services provided during the three months ended September 30, 2010. The fees for hub services agreements are based on the relative market prices of natural gas over different delivery periods. A positive market price spread results in receipt of a fee from the customer that is reflected as transportation and other services revenue. A negative market price spread results in payment of a fee to the customer that is reflected as cost of natural gas storage services. These fees are recognized as revenue or cost of natural gas storage services ratably as the underlying services are provided or utilized. Such agreements allow us to maximize the daily utilization of the natural gas storage facility and to attempt to capture value from seasonal price differences in the natural gas markets. During the three months ended September 30, 2010 and 2009, there were 174 and 119 outstanding hub service contracts, respectively, for which revenue was being recognized ratably. Market conditions resulted in lower fees of $6.3 million for hub service agreements recognized as revenue during the three months ended September 30, 2010 compared to the same period in 2009, including reduced market-based fees charged for storage services as a result of low natural gas prices, compressed seasonal spreads, lower recontracting rates, above normal temperatures and general uncertainty regarding the economic recovery. Additionally, lease revenue decreased $0.6 million for the three months ended September 30, 2010, as a decrease in the fee charged for each volumetric unit of storage capacity leased was partially offset by increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009.
     Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $18.7 million for the three months ended September 30, 2010, which is a decrease of $2.2 million, or 10.4%, from the corresponding period in 2009. The primary driver of the decrease in expenses is a decrease in hub services fees paid to customers for hub service activities. As stated above, hub service fees are based on the relative market prices of natural gas over different delivery periods; a negative market price spread results in payment of a fee to the customer that is reflected as cost of natural gas storage services ratably as those services are provided. Other operating expenses decreased $3.2 million, primarily due to lower fuel costs and professional fees. Total costs and expenses also include an increase of $0.5 million in depreciation and amortization, primarily related to assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, which is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income. Operating income from the Natural Gas Storage segment was $2.9 million for the three months ended September 30, 2010 compared to operating income of $7.7 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Energy Services
     Adjusted EBITDA. Adjusted EBITDA from the Energy Services segment of $4.6 million for the three months ended September 30, 2010 decreased by $2.5 million, or 34.3%, from $7.1 million for the corresponding period in 2009. This decrease in Adjusted EBITDA was primarily the result of lower margins for each gallon of product sold, partially offset by a 100.7% increase in sales volumes. Higher than normal levels of inventory for gasoline and distillate products industry-wide, in conjunction with a continued overall decline in demand, has suppressed margins at the rack through the third quarter of 2010. In addition, contango opportunities in the market are at reduced levels as compared to the 2009 period which contributed to lower gross margin recognized during the 2010 period. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Energy Services segment was $566.8 million for the three months ended September 30, 2010, which is an increase of $308.4 million, or 119.3%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices, which correspondingly increased the cost of product sales, and an increase of 100.7% in sales volumes.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $563.8 million for the three months ended September 30, 2010, which is an increase of $311.1 million, or 123.1%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $310.4 million in cost of product sales as a result of increases in volumes sold, refined petroleum product prices and payroll related costs. Depreciation and amortization increased by $0.3 million for the three months ended September 30, 2010 from the corresponding period in 2009 due to amortization of certain internal-use software placed in service in the fourth quarter of 2009.
     Operating Income. Operating income from the Energy Services segment was $3.0 million for the three months ended September 30, 2010 compared to operating income of $5.7 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Development & Logistics
     Adjusted EBITDA. Adjusted EBITDA from the Development & Logistics segment of $2.0 million for the three months ended September 30, 2010 decreased by $0.3 million, or 12.5%, from $2.3 million for the corresponding period in 2009, primarily due to reduced construction contract margins of $0.7 million, partially offset by higher operating contract margins of $0.3 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Development & Logistics segment was $9.1 million for the three months ended September 30, 2010, which is an increase of $1.6 million, or 20.8%, from the corresponding period in 2009. The increase in revenue was primarily due to an increase of $1.5 million in operating service revenues and an increase of $0.4 million in construction contract and other revenues from the 2009 period. Both increases were primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, and an increase of $0.5 million in rental and other revenues. These increases in revenue were partially offset by the completion and non-replacement of certain construction projects in 2009, resulting in a $0.8 million reduction in construction contract revenues.
     Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $7.4 million for the three months ended September 30, 2010, which is an increase of $2.5 million, or 49.7%, from the corresponding period in 2009. The increase in total costs and expenses was the result of the increased operating services activities discussed above and higher income tax expense of $0.6 million, which is not a component of Adjusted EBITDA as presented in the reconciliation above, due to higher earnings in the current period, partially offset by reduced construction contract activity.
     Operating Income. Operating income from the Development & Logistics segment was $1.7 million for the three months ended September 30, 2010 compared to operating income of $2.6 million for the three months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Consolidated
     Adjusted EBITDA. Adjusted EBITDA increased by $18.2 million, or 6.8%, to $284.7 million for the nine months ended September 30, 2010 from $266.5 million for the corresponding period in 2009. The Terminalling & Storage segment and the Pipeline Operations segment were primarily responsible for this increase in Adjusted EBITDA. The Terminalling & Storage segment’s Adjusted EBITDA increased by $31.8 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, driven by the contribution from terminals acquired in November 2009, the impact of internal growth projects, increased throughput volumes, favorable settlement experience, higher fees, increased storage, rental and other service revenues and lower operating expenses. The Pipeline Operations segment’s Adjusted EBITDA increased by $8.4 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to increased tariff rates, favorable settlement experience, increased revenues from pipeline assets acquired and decreased operating expenses, which more than offset the impact of lower volumes transported during the nine months ended September 30, 2010 compared to the corresponding period in 2009.

     These increases in Adjusted EBITDA were partially offset by decreases in Adjusted EBITDA in the Energy Services segment, the Natural Gas Storage segment and the Development & Logistics segment. The Energy Services segment’s Adjusted EBITDA decreased by $10.7 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to lower margins realized on products sold as a result of weakened market conditions during the nine months ended September 30, 2010, partially offset by increased volumes of products sold. The Natural Gas Storage segment’s Adjusted EBITDA decreased by $9.2 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009 as a result of high storage inventory levels in the western region, above normal temperatures and general uncertainty regarding the economic recovery which have added pressure on market-based lease fees charged for storage services, and therefore led to a decrease in the net contribution from hub services activities. The Development & Logistics segment’s Adjusted EBITDA decreased by $2.0 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, due to $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy and due to reduced operating and construction contract services.
     Overall, Adjusted EBTIDA was also impacted favorably by the continued effectiveness of cost control measures we implemented in 2009. Largely as a result of these efforts, costs decreased by approximately $11.7 million during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. Income from equity investments decreased by $0.2 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009. The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue was $2,133.3 million for the nine months ended September 30, 2010, which is an increase of $941.8 million, or 79.0%, from the nine months ended September 30, 2009. The increase in revenue for the nine months ended September 30, 2010 as compared to the corresponding period in 2009 was caused primarily by the following:
•	an increase of $908.4 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the nine months ended September 30, 2010 as compared to the corresponding period in 2009;

•	an increase of $30.9 million in revenue from the Terminalling & Storage segment, resulting from increased revenue from terminals acquired in November 2009, increased throughput volumes, increased fees, storage and rental revenue, including $4.6 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities and favorable settlement experience;

•	an increase of $8.0 million in revenue from the Natural Gas Storage segment, resulting primarily from higher fees from hub services transactions recognized as revenue;

•	an increase of $5.4 million in revenue from the Pipeline Operations segment, resulting primarily from the benefit of higher tariff rates, favorable settlement experience and increased revenues from pipeline assets acquired in November 2009, partially offset by the impact of lower transportation volumes; and

•	an increase of $2.0 million in revenue from the Development & Logistics segment, resulting primarily from the sale of ammonia linefill and from the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010.
     Total Costs and Expenses. Total costs and expenses were $1,906.9 million for the nine months ended September 30, 2010, which is an increase of $827.0 million, or 76.6%, from the corresponding period in 2009. Total costs and expenses reflect:
•	an increase in refined petroleum product prices, which, coupled with an increase in volume sold, resulted in a $920.0 million increase in the Energy Services segment’s cost of product sales in the 2010 period as compared to the 2009 period;

•	an increase of $17.8 million in costs and expenses of the Natural Gas Storage segment, resulting from higher costs associated with hub services transactions recognized as expense caused primarily by general market conditions as discussed above;

•	an increase of $4.2 million in depreciation and amortization, primarily on assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, certain internal-use software placed in service in the fourth quarter of 2009 and on assets acquired in November 2009, and an increase of $3.0 million in non-cash unit-based compensation expense, neither of which are components of Adjusted EBITDA as presented in the reconciliation above; and

•	an increase of $2.5 million in costs and expenses of the Development & Logistics segment, primarily resulting from $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy and due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010.
     Total costs and expenses in the 2009 period include the recognition of a non-cash $72.5 million asset impairment expense in the Pipeline Operations segment, related to the Buckeye NGL Pipeline and $29.1 million of expenses across all segments associated with organizational restructuring, none of which are components of Adjusted EBITDA as presented in the reconciliation above. These two charges were the primary cause of a partially offsetting decrease in total costs and expenses for the 2010 period as compared to the 2009 period. Total costs and expenses for the nine months ended September 30, 2010 reflect the effectiveness of cost management efforts we implemented in 2009.
     Total costs and expenses also reflect the following decreases:
•	a decrease in costs and expenses of the Pipeline Operations segment, resulting substantially from a decrease related to the asset impairment expense and the organizational restructuring charges recognized in the 2009 period as discussed above and lower payroll and benefits costs, which were primarily attributable to the organizational restructuring that occurred in 2009 and resulted in reduced headcount, as well as from lower environmental remediation expenses, lower operating power costs due to lower transportation volumes and power contract renegotiations as part of our best practices initiative and lower contract service activities, partially offset by higher pipeline integrity program expenses and higher project costs; and

•	a decrease in costs and expenses of the Terminalling & Storage segment, resulting primarily from a decrease related to expenses for organizational restructuring recognized in the 2009 period, lower environmental remediation expenses and lower payroll and benefits costs, partially offset by higher operating expense for terminals acquired in November 2009 and higher bad debt expense.
     Consolidated net income attributable to unitholders. Consolidated net income attributable to our unitholders was $165.3 million for the nine months ended September 30, 2010 compared to $63.3 million for the nine months ended September 30, 2009. Interest and debt expense increased by $11.0 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, which increase was largely attributable to the issuance in August 2009 of $275.0 million aggregate principal amount of 5.500% Notes due 2019, higher outstanding borrowings under the BES Credit Agreement and lower interest capitalized on construction projects, partially offset by lower outstanding borrowings under the Credit Facility. Other revenue and expense items impacting operating income are discussed above.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
Pipeline Operations
     Adjusted EBITDA. Adjusted EBITDA from the Pipeline Operations segment of $178.2 million for the nine months ended September 30, 2010 increased by $8.4 million, or 5.0%, from $169.8 million for the corresponding period in 2009. The increase in Adjusted EBITDA was driven primarily by a $7.3 million benefit of higher tariff rates, favorable settlement experience of $5.8 million, increased revenues of $2.0 million from pipeline assets acquired in November 2009, an increase of $3.4 million in other pipeline revenues and a decrease of $3.3 million in operating expenses. These increases in Adjusted EBITDA were partially offset by lower volumes transported during the nine months ended September 30, 2010, due in part to the sale of the Buckeye NGL Pipeline on January

1, 2010, which resulted in an $8.7 million decrease in transportation revenues compared with the corresponding period in 2009, a $4.5 million decrease in revenue from a product supply arrangement with a wholesale distributor and contract service activities at customer facilities as discussed below and a $0.2 million decrease in income from equity investments. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Pipeline Operations segment was $299.5 million for the nine months ended September 30, 2010, which is an increase of $5.4 million, or 1.8%, from the corresponding period in 2009. Revenues increased due to the a $7.3 million benefit of higher tariff rates resulting from overall average tariff rate increases of approximately 3.8% implemented on July 1, 2009 and 2.6% implemented on May 1, 2010, favorable settlement experience of $5.8 million, increased revenues of $2.0 million from pipeline assets acquired in November 2009 and an increase of $3.4 million in other pipeline revenues. These increases were partially offset by a 2.1% decrease in transportation volumes, which resulted in an $8.7 million decrease in transportation revenues, due in part to the sale of the Buckeye NGL Pipeline on January 1, 2010, and a $4.5 million decrease in revenue from a product supply arrangement with a wholesale distributor and contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contract to the Development & Logistics segment.
     Total Costs and Expenses. Total costs and expenses from the Pipeline Operations segment were $158.2 million for the nine months ended September 30, 2010, which is a decrease of $98.5 million, or 38.4%, from the corresponding period in 2009. Total costs and expenses for the 2009 period include a $72.5 million non-cash asset impairment expense and $23.6 million of expense related to organizational restructuring. These charges in the nine months ended September 30, 2009 were the primary reason that total costs and expenses in the 2009 period were 38.4% higher than in the 2010 period. The asset impairment expense and the organizational restructuring charges are not components of Adjusted EBITDA as presented in the reconciliation above.
     In addition, total costs and expenses in the 2010 period were lower than in the 2009 period as a result of a $3.5 million decrease in contract service activities due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, a $2.0 million reduction in environmental remediation expenses, a $1.7 million decrease in payroll and benefits costs, resulting primarily from our best practices initiative, a $1.2 million decrease in operating power costs due to lower transportation volumes and power contract renegotiations as part of our best practices initiative, a $0.8 million decrease in product costs, resulting from reduced volumes of product sold to a wholesale distributor and a decrease of $0.6 million in property taxes. These decreases in total costs and expenses were partially offset by an increase of an increase of $3.7 million in professional fees, outside services and other project expenses, an increase of $2.4 million in pipeline integrity program expenses, an increase of $0.6 million in bad debt expense and an increase of $0.7 million in depreciation and amortization as a result of pipeline assets acquired in November 2009. Depreciation and amortization expense is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income. Operating income from the Pipeline Operations segment was $141.3 million for the nine months ended September 30, 2010 compared to operating income of $37.3 million for the nine months ended September 30, 2009. Income from equity investments decreased by $0.2 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009. Other revenue and expense items impacting operating income are discussed above.
Terminalling & Storage
     Adjusted EBITDA. Adjusted EBITDA from the Terminalling & Storage segment of $80.0 million for the nine months ended September 30, 2010 increased by $31.8 million, or 66.0%, from $48.2 million for the corresponding period in 2009. The increase in Adjusted EBITDA reflects an increase of $28.6 million from the contribution of terminals acquired in November 2009, the impact of internal growth projects, increased throughput volumes, increased settlement experience, higher fees, increased storage, rental and other service revenue and a $3.2 million decrease in operating expenses. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

     Revenue. Revenue from the Terminalling & Storage segment was $125.0 million for the nine months ended September 30, 2010, which is an increase of $30.9 million, or 32.9%, from the corresponding period in 2009. Approximately $27.6 million of the increase resulted primarily from terminals acquired in November 2009, internal growth projects, increased throughput volumes, higher fees, higher storage and rental revenue, including $4.6 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities, and increased butane-blending revenue. Also contributing to the improved revenue was an increase of $3.3 million in settlement experience, reflecting the favorable impact of higher refined petroleum product prices during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. In addition to the 13.3% increase in volumes resulting from the acquisition of terminals in November 2009, terminalling volumes increased 6.5% for the nine months ended September 30, 2010 as compared to the corresponding period in 2009, primarily due to increased diesel, ethanol and jet fuel throughput volumes.
     Total Costs and Expenses. Total costs and expenses from the Terminalling & Storage segment were $53.3 million for the nine months ended September 30, 2010, which is a decrease of $1.2 million, or 2.3%, from the corresponding period in 2009. The decrease in total costs and expenses in the 2010 period as compared to the 2009 period is due to a $2.6 million decrease related to expenses for organizational restructuring recognized in the 2009 period, a $1.6 million decrease in payroll and benefits costs primarily related to our best practices initiative in 2009 and a $1.2 million decrease in environmental remediation expenses, partially offset by a $2.2 million increase in operating expenses for terminals acquired in November 2009, a $0.6 million increase in bad debt expense and a $1.7 million increase in depreciation and amortization, primarily on terminals acquired in November 2009. Depreciation and amortization and the organizational restructuring charges are not components of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income. Operating income from the Terminalling & Storage segment was $71.8 million for the nine months ended September 30, 2010 compared to operating income of $39.6 million for the nine months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Natural Gas Storage
     Adjusted EBITDA. Adjusted EBITDA from the Natural Gas Storage segment of $18.6 million for the nine months ended September 30, 2010 decreased by $9.2 million, or 33.2%, from $27.8 million for the corresponding period in 2009. The decrease in Adjusted EBITDA was primarily the result of a $12.0 million decrease in the net contribution from hub service activities, partially offset by an increase of $0.3 million in lease revenues and a decrease of $2.5 million in operating expenses during the nine months ended September 30, 2010. The increase in lease revenues was the result of increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Natural Gas Storage segment was $68.3 million for the nine months ended September 30, 2010, which is an increase of $8.0 million, or 13.2%, from the corresponding period in 2009. This overall increase is attributable to greater underlying volume and higher fees recognized as revenue for hub services provided during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 and 2009, there were 310 and 283 outstanding hub service contracts, respectively, for which revenue was being recognized ratably. Market conditions resulted in higher fees of $7.8 million for hub service agreements recognized as revenue during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. Lease revenue increased $0.2 million for the nine months ended September 30, 2010, as increased storage capacity from the commissioning of the Kirby Hills Phase II expansion project, which was placed in service in June 2009, was partially offset by a decrease in the fee charged for each volumetric unit of storage capacity leased.
     Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $58.4 million for the nine months ended September 30, 2010, which is an increase of $17.8 million, or 43.8%, from the corresponding period in 2009. The primary driver of the increase in expenses is an increase in hub services fees paid to customers for hub service activities. Total costs and expenses also include an increase of $1.0 million in depreciation and amortization primarily due to assets placed in service in the second half of 2009 in connection with the Kirby Hills Phase II expansion project, partially offset by a decrease of $0.4 million related to organizational restructuring charges recognized in the 2009 period, neither of which are components of Adjusted EBITDA as presented in the reconciliation above. Other operating expenses decreased by $2.5 million, primarily due to decreased outside service costs and other expenses, partially offset by increased fuel costs, maintenance materials expense and supplies and rental expenses.
     Operating Income. Operating income from the Natural Gas Storage segment was $9.9 million for the nine months ended September 30, 2010 compared to operating income of $19.7 million for the nine months ended September 30, 2009. Other revenue and expense items impacting operating income are discussed above.
Energy Services
     Adjusted EBITDA. Adjusted EBITDA from the Energy Services segment of $4.4 million for the nine months ended September 30, 2010 decreased by $10.7 million, or 70.6%, from $15.1 million for the corresponding period in 2009. This decrease in Adjusted EBITDA was a result of lower rack margins driven by competitive pricing at the rack as inventory levels have remained at higher than normal levels while product demand has declined. Additionally, the contango opportunities that existed during 2009 have not existed through the first nine months in 2010. These negative factors were partially offset by a 71.2% increase in Energy Services’ sales volume. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Energy Services segment was $1,637.0 million for the nine months ended September 30, 2010, which is an increase of $908.4 million, or 124.7%, from the corresponding period in 2009. This increase was primarily due to an increase in refined petroleum product prices in the 2010 period, which correspondingly increased the cost of product sales, and an increase of 71.2% in sales volumes.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $1,637.2 million for the nine months ended September 30, 2010, which is an increase of $919.3 million, or 128.0%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to an increase of $920.0 million in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices, an increase of $0.7 million in bad debt expense and an increase of $1.2 million in payroll related costs, including an increase of $0.6 million in non-cash unit-based compensation expense which is not a component of Adjusted EBITDA as presented in the reconciliation above, partially offset by a decrease of $1.2 million in repairs and maintenance expense and professional fees. Total costs and expenses also include an increase of $0.8 million in depreciation and amortization related primarily to certain internal-use software placed in service in the fourth quarter of 2009, partially offset by a decrease of $1.2 million related to an organizational restructuring recognized in the 2009 period, neither of which are components of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income (Loss). Operating loss from the Energy Services segment was $0.3 million for the nine months ended September 30, 2010 compared to operating income of $10.6 million for the nine months ended September 30, 2009. Other revenue and expense items impacting operating income (loss) are discussed above.
Development & Logistics
     Adjusted EBITDA. Adjusted EBITDA from the Development & Logistics segment of $3.5 million for the nine months ended September 30, 2010 decreased by $2.0 million, or 37.1%, from $5.5 million for the corresponding period in 2009, primarily due to reduced construction contract margins of $3.3 million and reduced operating contract margins of $0.2 million, partially offset by a net increase of $1.2 million related to the sale of ammonia linefill. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Development & Logistics segment was $27.4 million for the nine months ended September 30, 2010, which is an increase of $2.0 million, or 7.6%, from the corresponding period in 2009. The increase in revenue was partially due to the recognition of $1.2 million of revenue related to the sale of ammonia linefill. In addition, the increase in revenue was due to an increase of $3.8 million in operating service revenues and other revenues from the 2009 period, primarily due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment, an increase of $0.9 million in rental and transportation revenues and an increase of $0.6 million in operating service revenues as a result of higher fees and increased reimbursable costs. These increases in revenue were partially offset by reduced construction contract activity following completion of certain construction projects in 2009, resulting in a $4.5 million reduction in construction contract revenues.
     Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $23.6 million for the nine months ended September 30, 2010, which is an increase of $2.5 million, or 11.7%, from the corresponding period in 2009. Total costs and expenses include $1.4 million of expense related to an organizational restructuring recognized in the 2009 period, which is not a component of Adjusted EBITDA as presented in the reconciliation above. Total costs and expenses increased as a result of the recognition of $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, and increased operating services activities discussed above, partially offset by reduced contract construction activity discussed above and lower income tax expense, which is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income. Operating income from the Development & Logistics segment was $3.8 million for the nine months ended September 30, 2010 compared to operating income of $4.3 million for the nine months ended September 30, 2009. Income tax expense decreased by $0.1 million for the nine months ended September 30, 2010, primarily due to the recognition of a tax benefit of $0.6 million primarily related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy as discussed above, partially offset by higher earnings. Other revenue and expense items impacting operating income are discussed above.
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
     At September 30, 2010, we had $13.3 million of cash and cash equivalents on hand and approximately $580.0 million of available credit under the Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, at September 30, 2010, BES had $53.5 million of available credit under the BES Credit Agreement, pursuant to certain borrowing base calculations under that agreement.

     At September 30, 2010, we had an aggregate face amount of $1,656.8 million of debt, which consisted of the following:
•	$300.0 million of 4.625% Notes due 2013 (the “4.625% Notes”);

•	$275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”);

•	$125.0 million of 5.125% Notes due 2017 (the “5.125% Notes”);

•	$300.0 million of 6.050% Notes due 2018 (the “6.050% Notes”);

•	$275.0 million of 5.500% Notes due 2019 (the “5.500% Notes”);

•	$150.0 million of 6.750% Notes due 2033 (the “6.750% Notes”);

•	$20.0 million outstanding under the Credit Facility; and

•	$211.8 million outstanding under the BES Credit Agreement.
     See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the terms of the debt discussed above.
     The fair values of our aggregate debt and credit facilities were estimated to be $1,796.7 million and $1,762.1 million at September 30, 2010 and December 31, 2009, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
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
Cash Flows from Operating, Investing and Financing Activities
     The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$298,084	$71,590
Investing activities	(41,608)	(61,435)
Financing activities	(277,773)	(41,819)
Operating Activities
     Net cash flow provided by operating activities was $298.1 million for the nine months ended September 30, 2010 compared to $71.6 million for the nine months ended September 30, 2009. The following were the principal factors resulting in the $226.5 million increase in net cash flows provided by operating activities:
•	The net change in fair values of derivatives was a decrease of $16.2 million to cash flows from operating activities for the nine months ended September 30, 2010, resulting from the increase in value related to fixed-price contracts compared to a lower level of opposite fluctuations in futures contracts purchased to hedge such fluctuations.

•	The net impact of working capital changes was an increase of $79.0 million to cash flows from operating activities for the nine months ended September 30, 2010. The principal factors affecting the working capital changes were:

o	Inventories decreased by $56.7 million due to a decrease in volume of hedged inventory stored by the Energy Services segment. From time to time, the Energy Services segment stores hedged inventory to attempt to capture value when market conditions are economically favorable.

o	Prepaid and other current assets decreased by $31.1 million primarily due to a decrease in margin deposits on futures contracts in our Energy Services segment as a result of increased commodity prices during the nine months ended September 30, 2010 (increased commodity prices result in an increase in our broker equity account and therefore less margin deposit is required), a decrease in unbilled revenue within our Natural Gas Storage segment reflecting billings to counterparties in accordance with terms of their storage agreements, a decrease in receivables related to ammonia contracts, a decrease in tax receivables due to the collection of an amount outstanding from a regulatory agency and a decrease in prepaid insurance due to continued amortization of the balance over the policy period, partially offset by an increase in prepaid fuel taxes in our Energy Services segment.

o	Construction and pipeline relocation receivables decreased by $5.3 million primarily due to a decrease in construction activity in the 2010 period.

o	Accounts payable decreased by $0.3 million primarily due to higher payable balances at September 30, 2010 as a result of increased trading activity at BES resulting from increased volumes and increased commodity prices during the period.

o	Trade receivables increased by $9.5 million primarily due to the timing of collections from customers, including increased activity from our Energy Services segment due to higher volumes and higher commodity prices in the 2010 period.

o	Accrued and other current liabilities decreased by $4.2 million primarily due to a decrease in accrued interest as a result of interest payments made during the period, a decrease due to the payment of accrued ammonia purchases during the period and a reduction in the reorganization accrual, partially offset by increases in unearned revenue primarily in the Natural Gas Storage segment as a result of increased hub services contracts during the nine months ended September 30, 2010 for which the customer is billed up front for services provided over the entire term of the contract.
Investing Activities
     Net cash flow used in investing activities was $41.6 million for the nine months ended September 30, 2010 compared to $61.4 million for the nine months ended September 30, 2009. The following were the principal factors resulting in the $19.8 million decrease in net cash flows used in investing activities:
•	Capital expenditures decreased by $9.5 million for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. See below for a discussion of capital spending.

•	We acquired additional shares of West Shore common stock from an affiliate of BP plc for $13.5 million, resulting in an increase in our ownership interest in West Shore from 24.9% to 34.6%.

•	We contributed $3.9 million to West Texas LPG Pipeline Limited Partnership in the nine months ended September 30, 2009 for our pro-rata share of an expansion project required to meet increased pipeline demand caused by increased product production in the Fort Worth basin and East Texas regions.

•	We acquired pipeline assets for $1.3 million during the nine months ended September 30, 2010.

•	Cash proceeds from the sale of the Buckeye NGL Pipeline were $22.0 million during the nine months ended September 30, 2010.

     Capital expenditures, net of non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Sustaining capital expenditures	$18,513	$11,869
Expansion and cost reduction	30,762	46,934

Total capital expenditures, net	$49,275	$58,803

     Expansion and cost reduction projects in the first nine months of 2010 included terminal ethanol and butane blending, new pipeline connections, natural gas storage well recompletions, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the first nine months of 2009, expansion and cost reduction projects included the Kirby Hills Phase II expansion project, terminal ethanol and butane blending, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.
     We expect to spend approximately $70.0 million to $90.0 million for capital expenditures in 2010, of which approximately $25.0 million to $35.0 million is expected to relate to sustaining capital expenditures and $45.0 million to $55.0 million is expected to relate to expansion and cost reduction projects. Sustaining capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Major expansion and cost reduction expenditures in 2010 will include the completion of additional product storage tanks in the Midwest, various terminal expansions and upgrades and pipeline and terminal automation projects.
Financing Activities
     Net cash flow used in financing activities was $277.8 million for the nine months ended September 30, 2010 compared to $41.8 million for the nine months ended September 30, 2009. The following were the principal factors resulting in the $236.0 million increase in net cash flows used in financing activities:
•	We borrowed $175.9 million and $160.7 million and repaid $233.9 million and $459.0 million under the Credit Facility during the nine months ended September 30, 2010 and 2009, respectively.

•	Net repayments under the BES Credit Agreement were $28.0 million during the nine months ended September 30, 2010, while net borrowings under the BES Credit Agreement were $53.6 million during the nine months ended September 30, 2009.

•	We incurred $3.2 million of debt issuance costs during the nine months ended September 30, 2010 related to the amendment to the BES Credit Agreement in June 2010 (see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•	We received $273.2 million (net of debt issuance costs of $2.1 million) from the issuance in August 2009 of $275.0 million in aggregate principal amount of the 5.500% Notes in an underwritten public offering. Proceeds from this offering were used to reduce amounts outstanding under the Credit Facility.

•	We received $4.3 million and $1.9 million in net proceeds from the exercise of LP Unit options during the nine months ended September 30, 2010 and 2009, respectively. We received $104.6 million in net proceeds from an underwritten equity offering in March and April of 2009 for the public issuance of 3.0 million LP Units.

•	Cash distributions paid to our partners increased by $15.4 million period-to-period due to an increase in the number of LP Units outstanding and an increase in our quarterly cash distribution rate per LP Unit. We paid cash distributions of $185.8 million ($2.8500 per LP Unit) and $170.4 million ($2.7000 per LP Unit) during the nine months ended September 30, 2010 and 2009, respectively.

•	We paid $3.2 million of costs associated with the Merger during the nine months ended September 30, 2010.

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
     Total rental expense for the three months ended September 30, 2010 and 2009 was $5.7 million and $5.3 million, respectively. For the nine months ended September 30, 2010 and 2009, total rental expense was $16.2 million and $15.7 million, respectively. There have been no material changes in our operating lease commitments since those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Market Risk — Trading Instruments
     We have no trading derivative instruments.
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

     As of September 30, 2010, the Natural Gas Storage segment has recorded the following assets and liabilities related to its hub services agreements (in thousands):

September 30,
2010
Assets:
Hub service agreements	$37,100

Liabilities:
Hub service agreements	(25,510)

Total	$11,590

Energy Services
     Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical commodity forward fixed-price purchase and sales contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges. Accordingly, our method of measuring ineffectiveness compares the changes in the fair value of the New York Mercantile Exchange (“NYMEX”) futures contracts to the change in fair value of our hedged fuel inventory.
     Our Energy Services segment has not used hedge accounting with respect to its fixed-price contracts. Therefore, our fixed-price contracts and the related futures contracts used to offset the changes in fair value of the fixed-price sales contracts are all marked-to-market on the condensed consolidated balance sheets with gains and losses being recognized in earnings during the period.
     As of September 30, 2010, the Energy Services segment had derivative assets and liabilities as follows (in thousands):

September 30,
2010
Assets:
Fixed-price contracts	$2,497
Futures contracts for inventory and fixed-price sales contracts	103

Liabilities:
Fixed-price contracts	(1,880)
Futures contracts for inventory and fixed-price sales contracts	(8,737)
Futures contracts for natural gas	(361)

Total	$(8,378)

     Our hedged inventory portfolio extends to the first quarter of 2011. The majority of the unrealized loss at September 30, 2010 for futures contracts designated as inventory hedging instruments and unrealized gains in the fair values of the underlying hedged refined petroleum product inventories will be realized by the fourth quarter of 2010 as the inventory is sold. A loss of $1.5 million and a gain of $1.2 million were recorded on inventory hedges that were ineffective for the three and nine months ended September 30, 2010, respectively. At September 30, 2010, open refined petroleum product derivative contracts (represented by the fixed-price contracts and futures contracts for fixed-price sales contracts and inventory noted above) varied in duration, but did not extend beyond October 2011. In addition, at September 30, 2010, we had refined petroleum product inventories which we intend to use to satisfy a portion of the fixed-price contracts.

     Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at September 30, 2010, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Liability	$(8,378)
Fair value assuming 10% increase in underlying commodity prices	Liability	$(32,115)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$15,359
     The value of the open futures contract positions noted above were based upon quoted market prices obtained from NYMEX. The value of the fixed-price contracts was based on observable market data related to the obligation to provide refined petroleum products to customers.
     As discussed above, these commodity financial instruments are used primarily to manage the risk of market price volatility on the Energy Services segment refined petroleum product inventories and its fixed-price contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges and are, therefore, expected to be highly effective in offsetting changes in the fair value of the refined petroleum product inventories.
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
     At September 30, 2010, we had total fixed-rate debt obligations at face value of $1,425.0 million, consisting of $125.0 million of the 5.125% Notes, $275.0 million of the 5.300% Notes, $300.0 million of the 4.625% Notes, $150.0 million of the 6.750% Notes, $300.0 million of the 6.050% Notes and $275.0 million of the 5.500% Notes. The fair value of these fixed-rate debt obligations at September 30, 2010 was approximately $1,564.9 million. We estimate that a 1% decrease in rates for obligations of similar maturities would increase the fair value of our fixed-rate debt obligations by approximately $91.3 million.

     At September 30, 2010, our variable-rate obligations were $20.0 million under the Credit Facility and $211.8 million under the BES Credit Agreement. Based on the balances outstanding at September 30, 2010, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $2.3 million.
     We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. During 2009, we entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $150.0 million related to the anticipated issuance of debt on or before October 15, 2014. During the nine months ended September 30, 2010, we entered into two forward-starting interest rate swaps with a total aggregate notional amount of $100.0 million related to the anticipated issuance of debt on or before July 15, 2013 and three forward-starting interest rate swaps with a total aggregate notional amount of $125.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three and nine months ended September 30, 2010, unrealized losses of $22.0 million and $58.1 million, respectively, were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     The following table presents the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value of the underlying debt at September 30, 2010 (in thousands):

		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(40,910)
Fair value assuming 10% increase in underlying interest rates	Liability	$(22,382)
Fair value assuming 10% decrease in underlying interest rates	Liability	$(60,046)
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
     During the third quarter of 2010, we implemented a new revenue accounting system.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.
Item 1A. Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 in addition to other information in such reports and in this quarterly report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 6. Exhibits
     (a) Exhibits

2.1	First Amended and Restated Agreement and Plan of Merger, dated August 18, 2010, by and among Buckeye Partners, L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC and Grand Ohio, LLC (Incorporated by reference to Annex A to Buckeye Partners, L.P.’s Registration Statement on Form S-4/A filed on August 19, 2010).†

2.2	First Amendment to First Amended and Restated Agreement and Plan of Merger, dated October 29, 2010, by and among Buckeye Partners, L.P., Buckeye GP LLC, Buckeye GP Holdings L.P., MainLine Management LLC and Grand Ohio, LLC (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 3, 2010).

3.1	Amended and Restated Agreement of Limited Partnership of Buckeye Partners L.P., dated as of April 14, 2008, effective as of January 1, 2007 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners L.P.’s Current Report on Form 8-K filed on April 15, 2008).

3.2	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 11, 2010).

3.3	Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of February 4, 1998 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of April 26, 2002 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

3.5	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of June 1, 2004, effective as of June 3, 2004 (Incorporated by reference to Exhibit 3.3 of the Buckeye Partners, L.P.’s Registration Statement on Form S-3 filed June 16, 2004).

3.6	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of December 15, 2004 (Incorporated by reference to Exhibit 3.5 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.7	Form of Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P. (Incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus in Part I of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 14, 2010).

**10.1	Sixth Amendment to Credit Agreement, dated September 29, 2010, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	Filed herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Buckeye agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE PARTNERS, L.P. (Registrant)

	By:	Buckeye GP LLC, as General Partner

Date: November 8, 2010	By:	/s/ Keith E. St.Clair

Keith E. St.Clair
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)