Form 10-K/A
period 2010-12-31
BUCKEYE PARTNERS, L.P.
filed 2011-04-12
CIK 805022

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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2011 Annual Meeting of Limited Partners are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE
     Buckeye Partners, L.P. (“Buckeye”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend Item 1, Item 1A and Item 7 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2011 (the “Original Annual Report”). Buckeye is filing Amendment No. 1 for the purposes of addressing comments received from the Commission on Item 1, Item 1A and Item 7.
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
     For the convenience of the reader, this Amendment No. 1 restates in its entirety the Original Annual Report, although Buckeye is only addressing comments received from the Commission in Item 1, Item 1A and Item 7.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The information contained in this Annual Report on Form 10-K/A (this “Report”) include “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements. Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (1) changes in federal, state, local and foreign laws or regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes, (2) terrorism, adverse weather conditions, including hurricanes, environmental releases, and natural disasters, (3) changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand, (4) adverse regional, national or international economic conditions, adverse capital market conditions or adverse political development, (5) shutdowns or interruptions at the source points for the products we transport, store, or sell, (6) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets, (7) volatility in the price of refined petroleum products and the value of natural gas storage services, (8) nonpayment or nonperformance by our customers, (9) our ability to realize efficiencies expected to result from our previously announced reorganization, and (10) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.
     The forward-looking statements contained in this Report speak only as of the date hereof. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.

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
     Although titled Buckeye Partners, L.P., the accompanying financial statements in this Annual Report on Form 10-K/A were originally the financial statements of BGH prior to the completion of the Merger. BGH is considered the surviving consolidated entity for accounting purposes, while Buckeye is the surviving consolidated entity for legal and reporting purposes. The Merger was accounted for as an equity transaction. Therefore, changes in BGH’s ownership interest as a result of the Merger did not result in gain or loss recognition.
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

Environmental Hazards and Insurance
     Our business involves a variety of risks, including the risk of natural disasters, adverse weather, fire, explosions, and equipment failures, any of which could lead to environmental hazards such as petroleum product spills and other releases. If any of these should occur, we could incur legal defense costs and environmental remediation costs, and could be required to pay amounts due to injury, loss of life, damage or destruction to property, natural resources and equipment, pollution or environmental damage, regulatory investigation and penalties and suspension of operations.
     We are covered by site pollution incident legal liability insurance policies with per incident and aggregate limits of $100 million, subject to a maximum self-insured retention of $4.5 million. The policies include coverage for sudden and accidental or gradual releases at our listed sites. The policies also include a contractor’s pollution coverage endorsement. The insurance policies expire on September 30, 2012. The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or depositing waste. The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.
     In addition to the site pollution incident legal liability insurance policies, we maintain casualty insurance policies with aggregate and per occurrence limits of $400 million, subject to a maximum self-insured retention of $25.0 million. The policies provide coverage for claims involving sudden and accidental releases. Coverage under the casualty insurance is secondary to the site pollution incident legal liability policies for sudden and accidental releases. The insurance policies expire on September 30, 2011. The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.
     We generally are not entitled to seek indemnification from our contractual counterparties for any environmental damage caused by the release of products we store, throughput or transport for such counterparties. As discussed above, we maintain insurance policies that are designed to mitigate the risk that we may incur costs and losses in connection with any such a release of products from our facilities, and we believe that the policy limits under site pollution incident legal liability and casualty insurance policies are within the range that is customary for companies of our size that operate in our business segments and is appropriate for our business.
     We attempt to reduce our exposure to third party liability by requiring indemnification and access to third party insurance from our contractors or entities who require access to our facilities and our right of way. We have requirements for limits of insurance provided by third parties which we believe are in accordance with industry standards and proof of third party insurance documentation is retained prior to commencement of work.
     We have written plans for responding to emergencies along our pipeline system and at our terminal facilities. These plans describe the organization, responsibilities and actions for responding to emergencies are reviewed annually and updated as necessary. Our facilities are designed with product containment structures and we maintain various additional oil containment and recovery equipment that would be deployed in the event of an emergency. We are a member of ten Oil Spill Cooperatives or mutual aid groups. We maintain more than 50 contract relationships with United States Coast Guard certified oil spill response organizations, spill response contractors and remediation management consultants. This ensures access to spill response equipment (including boom, recovery pumps, response vehicles, response vessels and response trailers), monitoring and sampling equipment, personal protective equipment and technical expertise needed to respond to an emergency event. We also perform spill response drills to review and exercise the response capabilities of our personnel, contractors and emergency management agencies. Additionally, we have a Crisis Management Team within our organization to provide strategic direction, ensure availability of company resources and manage communications in the event of an emergency situation.

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
     Our operations are subject to operational hazards and unforeseen interruptions for which we may not be insured or entitled to indemnification.
     Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. Our operations are currently covered by property, casualty, workers’ compensation and environmental insurance policies. In the future, however, we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. Further, our environmental pollution coverage is subject to exclusions, conditions and limitations that could apply to a particular pollution claim or may not cover all claims or liabilities we incur. The contracts with our customers and other business partners involve risk-allocation and indemnification provisions. However, pursuant to these contracts we generally may not seek indemnification from a counterparty for liabilities, including those associated with the release of petroleum products, arising at a time in which we are in possession of the product owned by the counterparty. If we were to incur a significant liability for which we were not fully insured, or insured at all, it could have a material adverse effect on our financial position, thereby reducing our ability to make distributions to Unitholders, or payments to debt holders.
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
     Although titled Buckeye Partners, L.P., the accompanying financial statements in this Annual Report on Form 10-K/A were originally the financial statements of BGH prior to the completion of the Merger. BGH is considered the surviving consolidated entity for accounting purposes, while Buckeye is the surviving consolidated entity for legal and reporting purposes. The Merger was accounted for as an equity transaction. Therefore, changes in BGH’s ownership interest as a result of the Merger did not result in gain or loss recognition.
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
     Revenue. Revenue was $3,151.3 million for the year ended December 31, 2010, which is an increase of $1,380.9 million, or 78.0%, from the year ended December 31, 2009. The increase in revenue for the year ended December 31, 2010 as compared to the corresponding period in 2009 was caused primarily by the following:

•	an increase of $1,356.6 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the year ended December 31, 2010 as compared to the corresponding period in 2009. The 484 million gallon increase in sales volume resulted in an increase in revenue of approximately $831.2 million, and the increase in the average sales price per gallon from $1.72 in 2009 to $2.18 in 2010, or approximately $0.46 per gallon, contributed to an increase in revenue of approximately $525.4 million;

•	an increase of $38.4 million in revenue from the Terminalling & Storage segment, resulting from increased revenue from terminals acquired in November 2009 and in the fourth quarter of 2010, increased throughput volumes, increased fees, increased storage and rental revenue, including $5.0 million in storage fees from previously underutilized tankage identified in connection with our best practices initiative and other marketing opportunities, and favorable settlement experience;

•	an increase of $8.2 million in revenue from the Pipeline Operations segment, resulting primarily from the benefit of higher tariff rates, favorable settlement experience and increased revenues from pipeline assets acquired in November 2009, partially offset by the impact of slightly lower transportation volumes; and

•	an increase of $3.6 million in revenue from the Development & Logistics segment, resulting primarily from the sale of ammonia linefill and from the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010.
     The increase in revenue was partially offset by:
•	a decrease of $3.9 million in revenue from the Natural Gas Storage segment, resulting primarily from lower fees from hub services transactions recognized as revenue.
     Total Costs and Expenses. Total costs and expenses were $2,871.8 million for the year ended December 31, 2010, which is an increase of $1,305.2 million, or 83.3%, from the corresponding period in 2009. Total costs and expenses reflect:

•	an increase in refined petroleum product prices, which, coupled with an increase in volume sold, resulted in a $1,371.5 million increase in the Energy Services segment’s cost of product sales in 2010 as compared to 2009. The average cost of product sold increased from approximately $1.66 per gallon in 2009 to approximately $2.16 per gallon in 2010, or approximately $0.50 per gallon, resulting in an increase in cost of product sold of approximately $568.6 million, and sales volumes increased 484 million gallons between 2009 and 2010, contributing $803.0 million to the increase in cost of product sold;

•	an increase of $9.6 million in costs and expenses of the Terminalling & Storage segment, resulting primarily from higher operating expense for terminals acquired in November 2009 and in the fourth quarter of 2010, professional fees related to the BORCO acquisition, higher integrity program expenses and higher bad debt expense, partially offset by expenses recognized in 2009 for organizational restructuring, lower environmental remediation expenses and lower payroll and benefits costs;

•	an increase of $10.7 million in costs and expenses of the Natural Gas Storage segment, resulting from higher costs associated with hub services transactions recognized as expense caused primarily by general market conditions as discussed above;

•	an increase of $5.4 million in costs and expenses of the Development & Logistics segment, primarily resulting from $2.4 million of expenses related to the write-off in the 2010 period of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy and due to the assignment of certain service contracts from the Pipeline Operations segment to the Development & Logistics segment in April 2010;

•	an increase of $4.9 million in depreciation and amortization, which is not a component of Adjusted EBITDA as presented in the reconciliation above, primarily on assets placed in service in the second

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
     Revenue. Revenue from the Energy Services segment was $2,481.6 million for the year ended December 31, 2010, which is an increase of $1,356.6 million, or 120.6%, from the corresponding period in 2009. The increase in revenue was primarily due to an increase in refined petroleum product average sales prices of approximately $0.46 per gallon (average sales price per gallon was $2.18 and $1.72 for 2010 and 2009, respectively) resulting in an increase of $525.4 million in the 2010 period, and an increase of 73.9% in sales volumes that contributed an additional $831.2 million in revenue.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $2,482.9 million for the year ended December 31, 2010, which is an increase of $1,371.0 million, or 123.3%, from the corresponding period in 2009. The increase in total costs and expenses was primarily due to a $1,371.5 million increase in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices (average cost of product sold per gallon was $2.16 and $1.66 for 2010 and 2009, respectively). The increase in the cost of product sold between 2009 and 2010 was due to the 73.9% increase in volume, and the $0.50 per gallon increase in product sales price was $803.0 million and $568.6 million, respectively. Total costs and expenses also increased for 2010 as compared to 2009 due to the recognition of $1.1 million of compensation expense related to the modification of an equity compensation plan, a $1.3 million increase in payroll related costs, a $1.1 million increase in bad debt expense, a $0.7 million increase in depreciation and amortization related primarily to certain internal-use software placed in service in the fourth quarter of 2009 and a $0.5 million increase in property and other tax expense, partially offset by a $3.8 million decrease in professional fees, repairs and maintenance and other expenses and a $1.2 million decrease related to an organizational restructuring recognized in the 2009 period. The organizational restructuring charge, depreciation and amortization, and the expense related to the modification of the equity compensation plan are not components of Adjusted EBITDA as presented in the reconciliation above.
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
     Revenue. Revenue from the Energy Services segment was $1,125.0 million for the year ended December 31, 2009, which is a decrease of $170.9 million, or 13.2%, from the corresponding period in 2008. This overall decrease was primarily due to a decline in refined petroleum product prices (average sales price per gallon was $1.72 and $2.98 for 2009 and 2008, respectively), which correspondingly lowers the cost of products sales, partially offset by a 50.5% increase in volumes due to increased sales activity and the inclusion of a full year in 2009 compared to approximately ten and one half months in the corresponding period in 2008 following the acquisition of Farm & Home. The change in volume resulted in an increase in revenue of $654.8 million, and was more than offset by a decrease of $825.7 million due to a decrease in prices.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $1,111.9 million for the year ended December 31, 2009, which is a decrease of $178.1 million, or 13.8%, from the corresponding period in 2008. Total costs and expenses include $1.2 million of reorganization expense and an increase of $0.8 million in depreciation and amortization, which are not components of Adjusted EBITDA as presented in the reconciliation above. Depreciation and amortization increased $0.8 million for 2009 from the corresponding period in 2008 due to amortization of software that was placed in service in the fourth quarter of 2009. Total costs and expenses include a decrease of $182.7 million in cost of product sales primarily related to a decrease in commodity prices in 2009 as compared to the corresponding period in 2008 (average cost of product sold per gallon was $1.66 and $2.92 for 2009 and 2008, respectively). The increase in cost of product sold resulting from an increase in volume was $641.5 million, and was more than offset by a decrease of $824.2 million resulting from a decrease in prices. This decrease in total costs and expenses was partially offset by the inclusion of a full year of operations in 2009 compared to approximately ten and one half months in the corresponding period in 2008 following the acquisition of Farm & Home.
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

10.18
Fifth Amendment to Credit Agreement, dated May 28, 2010 among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.18 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.19
Sixth Amendment to Credit Agreement, dated September 29, 2010, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.20
Seventh Amendment to Credit Agreement, dated December 13, 2010, among Buckeye Partners, L.P., SunTrust Bank, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Exhibit 10.20 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

12.1	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010).

21.1	List of Subsidiaries of Buckeye Partners, L.P. (Incorporated by reference to Exhibit 21.1 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010).

**23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Represents management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Buckeye agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

(a) Exhibits — See Item 15(a)(3) above.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Buckeye Partners, L.P.
(Registrant)

By:  Buckeye GP LLC,
        as General Partner

Dated: April 12, 2011	By:	/s/ Forrest E. Wylie
Forrest E. Wylie
Chief Executive Officer (Principal Executive Officer)