Form 10-Q
period 2011-03-31
BUCKEYE PARTNERS, L.P.
filed 2011-05-09
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Limited partner units and Class B units outstanding as of May 3, 2011: 85,874,501 and 6,915,725, respectively.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Product sales	$1,037,556	$568,170
Transportation and other services	214,980	163,004

Total revenue	1,252,536	731,174

Costs and expenses:
Cost of product sales and natural gas storage services	1,037,962	569,737
Operating expenses	80,264	66,583
Depreciation and amortization	26,241	14,528
General and administrative	15,506	10,835

Total costs and expenses	1,159,973	661,683

Operating income	92,563	69,491

Other income (expense):
Earnings from equity investments	3,347	2,652
Interest and debt expense	(28,497)	(21,656)
Other income	400	155

Total other expense	(24,750)	(18,849)

Net income	67,813	50,642
Less: net income attributable to noncontrolling interests	(1,320)	(39,372)

Net income attributable to Buckeye Partners, L.P.	$66,493	$11,270

Earnings per unit:

Basic	$0.79	$0.56

Diluted	$0.79	$0.56

Weighted average number of units outstanding:

Basic	83,669	19,952

Diluted	83,954	19,952

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income	$67,813	$50,642
Other comprehensive income (loss):
Change in value of derivatives	4,606	—
Amortization of interest rate swaps	241	—
Gain on settlement of treasury lock, net of amortization	489	—
Amortization of benefit plan costs	(110)	—

Total other comprehensive income	5,226	—

Comprehensive income	$73,039	$50,642

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$66,430	$13,626
Trade receivables, net	170,902	167,274
Construction and pipeline relocation receivables	5,426	6,803
Inventories	252,831	351,605
Derivative assets	1,247	1,634
Prepaid and other current assets	81,259	85,689

Total current assets	578,095	626,631

Property, plant and equipment, net	3,448,122	2,305,884

Equity investments	108,602	107,047
Goodwill	930,070	432,124
Intangible assets, net	247,293	44,067
Other non-current assets	61,649	58,463

Total assets	$5,373,831	$3,574,216

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$235,000	$284,300
Current portion of long-term debt	—	1,525
Accounts payable	65,402	68,530
Derivative liabilities	6,913	17,285
Accrued and other current liabilities	153,173	144,880

Total current liabilities	460,488	516,520

Long-term debt	2,404,071	1,519,393
Other non-current liabilities	180,235	128,043

Total liabilities	3,044,794	2,163,956

Commitments and contingent liabilities	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (80,354,501 and 71,436,099 units outstanding as of March 31, 2011 and December 31, 2010, respectively)	1,929,637	1,413,664
Class B Units (6,915,725 and 0 units outstanding as of March 31, 2011 and December 31, 2010, respectively)	397,469	—
Accumulated other comprehensive loss	(16,033)	(21,259)

Total Buckeye Partners, L.P. capital	2,311,073	1,392,405
Noncontrolling interests	17,964	17,855

Total partners’ capital	2,329,037	1,410,260

Total liabilities and partners’ capital	$5,373,831	$3,574,216

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$67,813	$50,642
Adjustments to reconcile net income to net cash provided by operating activities:
Value of ESOP shares released	1,183	1,141
Depreciation and amortization	26,241	14,528
Net changes in fair value of derivatives	(78,611)	(19,183)
Non-cash deferred lease expense	1,030	1,059
Amortization of unfavorable storage contracts	(1,932)	—
Earnings from equity investments	(3,347)	(2,652)
Distributions from equity investments	1,793	—
Amortization of other non-cash items	3,134	2,806
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	6,864	(10,398)
Construction and pipeline relocation receivables	1,377	2,675
Inventories	169,679	73,705
Prepaid and other current assets	7,679	26,214
Accounts payable	(25,349)	(3,053)
Accrued and other current liabilities	(24,634)	1,271
Other non-current assets	5,107	2,948
Other non-current liabilities	(1,645)	2,345

Total adjustments from operating activities	88,569	93,406

Net cash provided by operating activities	156,382	144,048

Cash flows from investing activities:
Capital expenditures	(38,033)	(10,963)
Deposit for pending acquisition	(22,427)	—
Acquisitions, net of cash acquired	(895,255)	—
Net proceeds from disposal of property, plant and equipment	42	22,174

Net cash (used in) provided by investing activities	(955,673)	11,211

Cash flows from financing activities:
Net proceeds from issuance of units	420,405	—
Proceeds from exercise of unit options	270	2,376
Issuance of long-term debt	647,530	—
Repayment of long term-debt	(1,525)	(1,557)
Borrowings under credit facility	521,500	59,500
Repayments under credit facility	(284,500)	(117,500)
Net repayments under BES credit agreement	(49,300)	(56,300)
Debt issuance costs	(4,919)	(9)
Repayment of debt assumed in BORCO acquisition	(318,167)	—
Costs associated with agreement and plan of merger	(344)	—
Distributions paid to noncontrolling partners of Buckeye Partners, L.P.	(1,204)	(47,586)
Proceeds from settlement of treasury lock	497	—
Distributions paid to partners of Buckeye GP Holdings L.P.	—	(11,603)
Distributions paid to unitholders	(78,148)	—

Net cash provided by (used in) financing activities	852,095	(172,679)

Net increase (decrease) in cash and cash equivalents	52,804	(17,420)
Cash and cash equivalents — Beginning of period	13,626	37,574

Cash and cash equivalents — End of period	$66,430	$20,154

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Buckeye Partners, L.P. Unitholders
					Equity Gains
					on Issuance	Accumulated
					of Buckeye’s	Other
	General	Limited	Class B	Management	Limited	Comprehensive	Noncontrolling
	Partner	Partners	Units	Units	Partner Units	Income (Loss)	Interests	Total
Partners’ capital — January 1, 2011	$—	$1,413,664	$—	$—	$—	$(21,259)	$17,855	$1,410,260
Net income	—	56,783	9,710	—	—	—	1,320	67,813
Acquisition of 80% interest in BORCO	—	—	—	—	—	—	276,508	276,508
Acquisition of remaining interest in BORCO	—	—	—	—	—	—	(278,211)	(278,211)
Costs associated with agreement and plan of merger	—	(344)	—	—	—	—	—	(344)
Distributions paid to partners	—	(78,148)	—	—	—	—	—	(78,148)
Issuance of units to First Reserve for BORCO acquisition	—	152,772	254,619	—	—	—	—	407,391
Issuance of units to Vopak for BORCO acquisition	—	36,041	60,069	—	—	—	—	96,110
Issuance of units to institutional investors	—	350,001	75,000	—	—	—	—	425,001
Equity issuance costs	—	(2,667)	(1,929)	—	—	—	—	(4,596)
Amortization of Buckeye’s unit-based compensation awards	—	1,986	—	—	—	—	—	1,986
Exercise of Buckeye’s LP Unit options	—	270	—	—	—	—	—	270
Services Company’s non-cash ESOP distributions	—	—	—	—	—	—	(1,410)	(1,410)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,204)	(1,204)
Amortization of benefit plan costs	—	—	—	—	—	(110)	—	(110)
Change in value of derivatives	—	—	—	—	—	4,606	—	4,606
Amortization of interest rate swaps	—	—	—	—	—	241	—	241
Amortization of treasury lock settlement	—	—	—	—	—	(8)	—	(8)
Proceeds from settlement of treasury lock	—	—	—	—	—	497	—	497
Noncash accrual for distribution equivalent rights	—	(267)	—	—	—	—	—	(267)
Other	—	(454)	—	—	—	—	3,106	2,652

Partners’ capital — March 31, 2011	$—	$1,929,637	$397,469	$—	$—	$(16,033)	$17,964	$2,329,037

Partners’ capital — January 1, 2010	$7	$236,545	$—	$3,225	$2,557	$—	$1,209,960	$1,452,294
Net income	—	11,058	—	212	—	—	39,372	50,642
Distributions paid to partners of BGH	—	(11,386)	—	(217)	—	—	—	(11,603)
Recognition of unit-based compensation charges	—	320	—	6	—	—	—	326
Amortization of Buckeye’s unit-based compensation awards	—	—	—	—	—	—	2,024	2,024
Exercise of Buckeye’s LP Unit options	—	—	—	—	—	—	2,376	2,376
Services Company’s non-cash ESOP distributions	—	—	—	—	—	—	(1,316)	(1,316)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(47,586)	(47,586)
Change in value of derivatives	—	—	—	—	—	—	(1,928)	(1,928)
Investment in Buckeye’s limited partner units	—	—	—	—	—	—	4,318	4,318
Other	—	—	—	—	—	—	(2,465)	(2,465)

Partners’ capital — March 31, 2010	$7	$236,537	$—	$3,226	$2,557	$—	$1,204,755	$1,447,082

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
   Partnership Organization
     Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” Buckeye GP LLC (“Buckeye GP”) is our general partner. Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that was previously publicly traded on the NYSE prior to BGH’s merger with a wholly owned subsidiary of Buckeye (see below for further information). As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.
     We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 69 active products terminals that provide aggregate storage capacity of over 53 million barrels. In 2011, we closed the acquisition of the Bahamas Oil Refining Company International Limited (“BORCO”) terminal facility in Freeport, Grand Bahama, The Bahamas, with a total installed capacity of approximately 21.6 million barrels (see Note 2). In addition, we operate and maintain approximately 2,700 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a high performance natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.
     We operate and report in five business segments: Pipelines & Terminals; International Operations; Natural Gas Storage; Energy Services; and Development & Logistics. Effective January 1, 2011, we realigned our five business segments. We combined the Pipeline Operations and Terminalling & Storage segments into one segment, the Pipelines & Terminals segment, and moved our terminal in Yabucoa, Puerto Rico, previously included as part of the Terminalling & Storage segment, and the BORCO facility to a new International Operations segment. See Note 20 for a discussion of our business segments.
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
     BGH is considered the surviving consolidated entity for accounting purposes, although Buckeye is the surviving consolidated entity for legal and reporting purposes. The Merger was accounted for as an equity transaction. Therefore, changes in BGH’s ownership interest as a result of the Merger did not result in gain or loss recognition. Costs incurred associated with the Merger were charged directly to partners’ capital.
     Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At March 31, 2011, Services Company owned approximately 1.8% of our LP Units. Services Company employees provide services to our operating subsidiaries. Pursuant to a services agreement entered into in December 2004, our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company. Services Company has been consolidated into our financial statements.
   Basis of Presentation and Principles of Consolidation
     These consolidated financial statements reflect the financial results of BGH for periods prior to the effective date of the Merger. The Merger was accounted for as an equity transaction, and as such, changes in BGH’s ownership interest as a result of the Merger did not result in gain or loss recognition. Under applicable accounting

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
guidance, the exchange of BGH’s units for our LP Units was accounted for as a BGH equity issuance and BGH was the surviving entity for accounting purposes. Although BGH was the surviving entity for accounting purposes, Buckeye was the surviving entity for legal purposes; consequently, the name on these financial statements for periods prior to the Merger has been changed from “Buckeye GP Holdings L.P.” to “Buckeye Partners, L.P.”
     The reconciliation of Buckeye’s net income, as historically reported, to the net income reported in these financial statements for the three months ended March 31, 2010 is as follows (in thousands):

Buckeye’s net income, as previously reported	$52,278
Adjustments:
Depreciation and amortization (1)	1,116
Costs and expenses (2)	(2,645)
Other (3)	(107)

Net income	$50,642

(1)	Represents the amortization of the market value of LP Units issued in August 1997 in connection with the restructuring of Services Company’s ESOP. The market value of those LP Units was $64.2 million, and this amount was recorded as a deferred charge and is being amortized on a straight-line basis over 13.5 years. This deferred charge was not previously included in Buckeye’s net income because Services Company was consolidated with BGH, but not Buckeye, for periods prior to the effective date of the Merger.

(2)	Amounts include payroll and benefits costs, professional fees, certain state franchise taxes, insurance costs and miscellaneous other expenses incurred by BGH.

(3)	Includes interest expense on Services Company’s debt and commitment fees on BGH’s credit facility. The interest expense was not previously included in Buckeye’s net income because Services Company was consolidated with BGH, but not Buckeye, for periods prior to the effective date of the Merger.
     Pursuant to the Merger Agreement, BGH’s unitholders received a total of approximately 20.0 million of Buckeye’s LP Units in the aggregate in exchange for all outstanding BGH common units and management units. As a result, the number of Buckeye’s LP Units outstanding increased from 51.6 million to 71.4 million on the date of the Merger. However, for historical reporting purposes, the impact of this change was accounted for as a reverse split of BGH’s units of 0.705 to 1.0, together with the addition of Buckeye’s existing LP Units. Therefore, since BGH was the surviving accounting entity, the weighted average number of LP Units outstanding used for basic and diluted earnings per unit calculations are BGH’s historical weighted average common units outstanding adjusted for the reverse unit split and the addition of Buckeye’s existing units. Amounts reflecting historical BGH unit and per unit amounts included in this report have been restated for the reverse unit split.
     The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). The financial statements include our accounts on a consolidated basis. We have eliminated all intercompany transactions in consolidation. The consolidated financial statements include the financial results of our wholly-owned subsidiaries and the financial results of Services Company on a consolidated basis.
   Recent Accounting Developments
     Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance became effective for us on January 1, 2011. We have included the enhanced disclosure requirements regarding fair value measurements in Note 14.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Intangibles, Goodwill and Other. In December 2010, the FASB issued guidance that amended the goodwill impairment test for reporting units with zero or negative carrying amounts. The objective of this new guidance is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that the first step of the goodwill impairment test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The new guidance is effective for fiscal years and interim periods, within those years, beginning after December 15, 2010. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
     Business Combinations. In December 2010, the FASB issued guidance that clarifies disclosures related to pro forma information for business combinations that occurred in the current period. The amendments specify that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have included the enhanced disclosure requirements regarding pro forma information for business combinations in Note 2.
2. ACQUISITIONS
     The acquisitions of terminals from an affiliate of Royal Dutch Shell plc (“Shell”) and from affiliates of FRC Founders Corporation (“First Reserve”) and Vopak Bahamas B.V. (“Vopak”) have been accounted for as business combinations. The total purchase price for these acquisitions was allocated to the fair value of the assets acquired and the liabilities assumed based on an assessment of their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The results of their operations have been included in our condensed consolidated financial statements since their respective acquisition dates.
   Puerto Rico Terminal Acquisition
     On December 10, 2010, we, through our wholly owned subsidiary, acquired a refined petroleum products terminal in Yabucoa, Puerto Rico from an affiliate of Shell for $32.6 million, net of cash acquired of $3.5 million. The terminal includes 44 storage tanks with approximately 4.6 million barrels of gasoline, jet fuel, diesel, fuel oil and crude oil storage capacity. Shell entered into a commercial contract with us concurrent with the acquisition regarding usage of the acquired facility. We believe the acquisition of these assets furthers our geographic diversification efforts as this was our first acquisition outside the continental United States and enables us to participate in a growth market outside our existing system footprint. The operations of these acquired assets are reported in the International Operations segment. The purchase price has been allocated to tangible and intangible assets acquired, on a preliminary basis, as follows (in thousands):

Current assets	$172
Inventory	867
Property, plant and equipment	31,770
Intangible assets	3,363
Other assets	17,720
Current liabilities	(3,591)
Other liabilities	(17,720)

Allocated purchase price	$32,581

     We completed the acquisition of the refined petroleum products terminal in Yabucoa, Puerto Rico through the acquisition of a Puerto Rican entity, which is undergoing an audit of its Puerto Rico income tax returns for the tax

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
years 2002 through 2005. The Puerto Rico Treasury Department has notified the entity of certain areas for discussion but has not issued a preliminary or final notice of debt regarding such years. Pursuant to the purchase and sale agreement we entered into in connection with this acquisition, an affiliate of Shell has assumed the full responsibility, through an indemnity and hold harmless provision, for the payment of any income tax debt that may be assessed by the Puerto Rico Treasury Department under this audit. In the purchase price allocation above, we recorded a $17.7 million liability related to the uncertain outcome of the income tax audit with an offsetting indemnification asset from Shell for the same amount.
   BORCO Acquisition
     On December 18, 2010, we, through our wholly owned subsidiary, entered into a sale and purchase agreement with affiliates of First Reserve, pursuant to which we agreed to acquire First Reserve’s indirect 80% interest in FR Borco Coop Holdings, L.P. (“FRBCH”), the indirect owner of BORCO, for $1.15 billion, financed through a combination of debt and equity, including the issuance of Class B units representing limited partner interests (“Class B Units”) and LP Units to First Reserve. BORCO is the fourth largest oil and petroleum products storage terminal in the world and the largest petroleum products facility in the Caribbean with current storage capacity of approximately 21.6 million barrels. On January 18, 2011, we completed the purchase of First Reserve’s interest in BORCO through the acquisition by us of all of the partnership interests in FR Borco Topco, L.P., which indirectly owned First Reserve’s interest.
     Vopak, which is based in The Netherlands, owned the remaining 20% interest in FRBCH. On February 16, 2011, Vopak sold its 20% interest in FRBCH to us for approximately $276.5 million of cash and equity, which is a proportionate price and on the same terms and conditions as those in the sale and purchase agreement with First Reserve.
     The following table presents the aggregate consideration paid or issued to complete the BORCO acquisition (in thousands):

	First Reserve	Vopak	Combined
Cash consideration	$644,049	$164,616	$808,665
Fair value of LP Units and Class B Units issued (1)	407,391	96,110	503,501
Cash paid on behalf of the sellers (2)	96,241	15,780	112,021

Consideration issued to effect the transactions	$1,147,681	$276,506	$1,424,187

(1)	On January 18, 2011, we issued 2,483,444 LP Units and 4,382,889 Class B Units to First Reserve, which represented a negotiated value of $400.0 million of consideration. On February 16, 2011, we issued 620,861 LP Units and 1,095,722 Class B Units to Vopak, which represented a negotiated value of $100.0 million of consideration. In accordance with accounting for business combinations, the fair values of the units issued to First Reserve and Vopak on their respective acquisition dates were determined to be $407.4 million and $96.1 million, respectively.

(2)	Approximately $79.3 million was to be held in escrow related to Bahamian transfer taxes payable, approximately $23.2 million was used to make certain payments to BORCO’s operator and indirect minority owner and to pay certain fees and expenses incurred by FRBCH and its affiliates in connection with the transaction and approximately $9.5 million was used to pay bonuses to employees that became payable as a result of the transaction.
     On January 13, 2011, we sold $650.0 million aggregate principal amount of 4.875% Notes due 2021 (the “4.875% Notes”) in an underwritten public offering. The notes were issued at 99.62% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $4.9 million, were approximately $642.6 million, and were used to fund a portion of the purchase price of the BORCO acquisition.
     On January 18 and 19, 2011, we issued 5,794,725 LP Units and 1,314,870 Class B Units to institutional investors for aggregate consideration of approximately $425.0 million to fund a portion of the BORCO acquisition.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On January 18, 2011, we issued 2,483,444 LP Units and 4,382,889 Class B Units to First Reserve as $400.0 million of consideration to fund a portion of the BORCO acquisition. On February 16, 2011, we issued 620,861 LP Units and 1,095,722 Class B Units to Vopak as $100.0 million of consideration to fund a portion of the BORCO acquisition. Equity issuance costs incurred on these transactions were approximately $4.6 million. The remaining purchase price was funded with cash on hand at closing and borrowings under our unsecured revolving credit agreement (“Credit Facility”).
     On January 18, 2011, in connection with the BORCO acquisition, we repaid all of BORCO’s outstanding indebtedness and settled BORCO’s interest rate derivative instruments, consisting of approximately $318.2 million.
     The results of operations of the BORCO acquisition are included in our consolidated financial statements from the date of acquisition and are included in our International Operations segment. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill. Fair values have been developed using recognized business valuation techniques and are subject to change pending final valuation analysis. The purchase price has been allocated to tangible and intangible assets acquired, on a preliminary basis, as follows (in thousands):

Current assets	$41,540
Inventory	1,645
Property, plant and equipment	1,105,278
Intangible assets	206,000
Other assets	415
Goodwill	497,946
Current liabilities	(55,762)
Debt, including interest rate derivative instruments	(318,167)
Other non-current liabilities	(54,708)

Allocated purchase price	$1,424,187

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Unaudited Pro forma Financial Results
     Our condensed consolidated statements of operations do not include earnings from BORCO prior to January 18, 2011, the effective date of the BORCO acquisition. The following table presents selected unaudited pro forma earnings information for the three months ended March 31, 2011 and 2010, as if the acquisition had occurred on January 1, 2010. This pro forma information was prepared using BORCO’s historical financial data and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what our consolidated financial results would have been had we actually acquired BORCO on January 1, 2010 or the results that may be attained in the future (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
As reported	$1,252,536	$731,174
Pro forma adjustments	8,358	46,510

Pro forma revenues	$1,260,894	$777,684

Net income:
As reported	$66,493	$11,270
Pro forma adjustments	2,653	16,782

Pro forma net income	$69,146	$28,052

Pro forma earnings per unit:
Basic	$0.79	$0.79

Diluted	$0.79	$0.79

Pro forma weighted average number of units outstanding:
Basic	87,675	35,689

Diluted	87,960	35,689

   Entry into Definitive Agreement to Acquire Pipeline & Terminal Assets
     On March 18, 2011, we signed a definitive agreement with BP Products North America Inc. and its affiliates (“BP”) to acquire 33 refined petroleum products terminals with total storage capacity exceeding 10 million barrels and approximately 1,000 miles of refined petroleum products pipelines, including BP’s approximately 50% interest in Inland Corporation (“Inland”), for a total transaction purchase price of $225.0 million. The terminal and pipeline assets are located in the Midwestern, Southeastern and Western United States, further extending our operations into new, key geographic markets. Our proposed acquisition of BP’s interest in Inland, which represents $60.0 million of the total transaction purchase price, is subject to Inland’s other shareholders existing rights of first refusal. The period for such shareholders to exercise their rights of first refusal has not ended, but all shareholders have expressed an intent to exercise such rights with respect to some or all share to which they are entitled. We expect this acquisition to close in the second quarter of 2011, subject to regulatory approvals, other customary closing conditions, and, with respect to BP’s interest in Inland, the co-owners’ right of first refusal. We expect to fund this acquisition with borrowings under our Credit Facility.

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
     In April 2010, PHMSA proposed penalties totaling approximately $0.5 million in connection with a tank overfill incident that occurred at our facility in East Chicago, Indiana in May 2005 and other related personnel qualification issues raised as a result of PHMSA’s 2008 Integrity Inspection. We are contesting the proposed penalty. The timing or outcome of this appeal cannot reasonably be determined at this time.
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
     On July 30, 2010, a putative class action was filed by a unitholder against BGH, MainLine Management LLC (“MainLine Management”), BGH GP Holdings, LLC (“BGH GP”) and each of MainLine Management’s directors in the District Court of Harris County, Texas under the caption Broadbased Equities v. Forrest E. Wylie, et. al. In the Petition, the plaintiff alleged that MainLine Management and its directors breached their fiduciary duties to BGH’s public unitholders by, among other things, acting to facilitate the sale of BGH to Buckeye in order to facilitate the gradual sale by BGH GP of its interest in BGH and failing to disclose all material facts in order that the BGH unitholders could cast an informed vote on the Merger Agreement. Among other things, the Petition sought an order certifying a class consisting of all BGH unitholders, a determination that the action was a proper derivative action, damages in an unspecified amount, and an award of attorneys’ fees and costs.
     On August 2, 2010, a putative class action was filed by a unitholder against BGH, MainLine Management, Merger Sub, Buckeye, Buckeye GP and each of MainLine Management’s directors in the District Court of Harris County, Texas under the caption Henry James Steward v. Forrest E. Wylie, et. al. In the Petition, the plaintiff alleged that MainLine Management and its directors breached their fiduciary duties to BGH’s public unitholders by, among other things, failing to disclose all material facts in order that the BGH unitholders could cast an informed vote on the Merger Agreement. The Petition also alleged that Buckeye, Buckeye GP and Merger Sub aided and abetted the breaches of fiduciary duty. Among other things, the Petition sought an order certifying a plaintiff class consisting of all of BGH unitholders, an order enjoining the Merger, rescission of the Merger, damages in an unspecified amount, and an award of attorneys’ fees and costs.
     On August 2, 2010, a putative class action was filed by a unitholder against BGH, MainLine Management, BGH GP, ArcLight Capital Partners (“ArcLight”), Kelso & Company (“Kelso”), Buckeye, Buckeye GP and each of MainLine Management’s directors in the District Court of Harris County, Texas under the caption JR Garrett Trust v. Buckeye GP Holdings L.P. et al. In the Petition, the plaintiff alleged that MainLine Management and its directors breached their fiduciary duties to BGH’s public unitholders by, among other things, accepting insufficient

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consideration, failing to condition the Merger on a majority vote of public unitholders of BGH, and failing to disclose all material facts in order that the BGH unitholders could cast an informed vote on the Merger Agreement. The Petition also alleged that Buckeye, Buckeye GP, BGH GP, ArcLight and Kelso aided and abetted the breaches of fiduciary duty. Among other things, the Petition sought an order certifying a class consisting of all of BGH’s unitholders, an order enjoining the Merger, damages in an unspecified amount, and an award of attorneys’ fees and costs.
     On August 24, 2010, the District Court of Harris County, Texas entered an order consolidating the three previously filed putative class actions (Broadbased Equities v. Forrest E. Wylie, et. al., Henry James Steward v. Forrest E. Wylie, et. al., and JR Garrett Trust v. Buckeye GP Holdings L.P., et al.,) under the caption of Broadbased Equities v. Forrest E. Wylie, et al. and appointing interim co-lead class counsel and interim co-liaison counsel. The plaintiffs subsequently filed a consolidated amended class action and derivative complaint on September 1, 2010 (the “Complaint”). The Complaint purported to be a putative class and derivative action alleging that MainLine Management and its directors breached their fiduciary duties to BGH’s public unitholders in connection with the Merger by, among other things, accepting insufficient consideration and failing to disclose all material facts in order that BGH’s unitholders could cast an informed vote on the Merger Agreement, and that we, Buckeye GP, MainLine Management, Merger Sub, BGH GP, ArcLight and Kelso aided and abetted the breaches of fiduciary duty.
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
     In addition, the MOU provides that, in settlement of the plaintiffs’ claims (including any claim against the defendants by the plaintiffs’ counsel for attorneys’ fees or expenses related to the litigation), the defendants (or their insurers) will make a cash payment of $900,000 to plaintiff’s counsel for attorneys’ fees, subject to final court approval of the settlement. On January 25, 2011, pursuant to the MOU, the parties signed a Stipulation of Settlement. The Stipulation of Settlement was filed with the court, and the court preliminarily approved the settlement on March 21, 2011. The court has scheduled a hearing to be held on May 23, 2011 to consider the final approval of the settlement. The proposed settlement is subject to several conditions, including, without limitation, final court approval. There is no assurance that the court will approve the settlement.
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
   Environmental Contingencies
     In accordance with our accounting policy, we recorded operating expenses, net of insurance recoveries, of $2.4 million and $2.8 million during the three months ended March 31, 2011 and 2010, respectively, related to environmental expenditures unrelated to claims and proceedings.
   Ammonia Contract Contingencies
     On November 30, 2005, Buckeye Development & Logistics I LLC (“BDL”) (formerly Buckeye Gulf Coast Pipe Lines, L.P.) purchased an ammonia pipeline and other assets from El Paso Merchant Energy-Petroleum Company (“EPME”), a subsidiary of El Paso Corporation (“El Paso”). As part of the transaction, BDL assumed the obligations of EPME under several contracts involving monthly purchases and sales of ammonia. EPME and BDL

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
agreed, however, that EPME would retain the economic risks and benefits associated with those contracts until their expiration at the end of 2012. To effectuate this agreement, BDL passes through to EPME both the cost of purchasing ammonia under a supply contract and the proceeds from selling ammonia under three sales contracts. For the vast majority of monthly periods since the closing of the pipeline acquisition, the pricing terms of the ammonia contracts have resulted in ammonia supply costs exceeding ammonia sales proceeds. The amount of the shortfall generally increases as the market price of ammonia increases.
     EPME has informed BDL that, notwithstanding the parties’ agreement, it will not continue to pay BDL for shortfalls created by the pass-through of ammonia costs in excess of ammonia revenues. EPME encouraged BDL to seek payment by invoking a $40.0 million guaranty made by El Paso, which guaranteed EPME’s obligations to BDL. If EPME fails to reimburse BDL for these shortfalls, then such unreimbursed shortfalls could exceed the $40.0 million cap on El Paso’s guaranty. To the extent the unreimbursed shortfalls significantly exceed the $40.0 million cap, the resulting costs incurred by BDL could adversely affect our financial position, results of operations and cash flows. To date, BDL has continued to receive payment for ammonia costs under the contracts at issue. BDL has not called on El Paso’s guaranty and believes only BDL may invoke the guaranty. EPME, however, contends that El Paso’s guaranty is the source of payment for the shortfalls, but has not clarified the extent to which it believes the guaranty has been exhausted. We, in cooperation with EPME, have terminated one of the ammonia sales contracts. Given the uncertainty of future ammonia prices and EPME’s future actions, we continue to believe we may have risk of loss in connection with the two remaining ammonia sales contracts and an ammonia supply contract and, at this time, are unable to estimate the amount of any such losses we might incur in the future. We are assessing our options in the event that we are unable to mitigate our risk with respect to the remaining contracts through termination of such contracts by other means, including commencing litigation or pursuing other recourse against EPME and El Paso, with respect to this matter.
   Leases —Where We are Lessee
     We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Lease expense is charged to operating expenses on a straight-line basis over the period of expected benefit. Contingent rental payments are expensed as incurred. Total rental expense for the three months ended March 31, 2011 and 2010 was $7.6 million and $5.0 million, respectively. The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31 (in thousands):

	Office space		Land
	and other (1)	Equipment (2)	Leases (3)	Total (4)
2011 (remainder)	$1,524	$2,620	$3,500	$7,644
2012	2,213	3,487	4,890	10,590
2013	2,297	3,608	5,016	10,921
2014	2,387	2,093	5,100	9,580
2015	2,480	—	5,224	7,704
Thereafter	15,315	—	358,591	373,906

Total	$26,216	$11,808	$382,321	$420,345

(1)	Includes leases of space in office buildings and related land leases with respect to our Albany terminal.

(2)	Includes BORCO facility leases for tugboats and a barge in our International Operations segment.

(3)	Includes leases for inland dock and seabed in connection with our International Operations segment and leases for subsurface underground gas storage rights and surface rights in connection with our operations in the Natural Gas Storage segment. We may cancel the Natural Gas Storage segment leases if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years. Lease expense associated with the Natural Gas Storage segment leases, which is being recognized on a straight-line basis over 44 years, was approximately $1.8 million for each the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, the balance of our Natural Gas Storage segment deferred lease liability was $14.4 million and

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$13.3 million, respectively. We estimate that this deferred lease liability will continue to increase through 2032, at which time our deferred lease liability is estimated to be approximately $64.7 million. Our deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

(4)	Total minimum lease payment obligations for 2011 is the remaining portion from April 1 through December 31, 2011. All other years consist of the total minimum lease payment obligations for the full year.
   Leases — Where We are Lessor
     We have entered into capacity leases with remaining terms from 5 to 12 years that are accounted for as operating leases. All of the agreements provide for negotiated extensions. Future minimum lease payments to be received under such operating leasing arrangements as of December 31, 2011 are as follows, with the amount for 2011 consisting of the remainder of 2011 (April 1 through December 31) and all other years consisting of the total amount for the full year (in thousands):

Years Ending
December 31,
2011 (remainder)	$100,067
2012	80,212
2013	43,624
2014	11,526
2015	11,152
Thereafter	50,891

Total	$297,472

4. INVENTORIES
     Our inventory amounts were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Refined petroleum products (1)	$239,605	$340,659
Materials and supplies	13,226	10,946

Total inventories	$252,831	$351,605

(1)	Ending inventory was 77.3 million and 134.9 million gallons of refined petroleum products at March 31, 2011 and December 31, 2010, respectively.
     At March 31, 2011 and December 31, 2010, approximately 92% and 94%, respectively, of our refined petroleum products inventory was hedged. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations. Inventory not accounted for as a fair value hedge is accounted for at weighted average cost.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. PREPAID AND OTHER CURRENT ASSETS
     Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Prepaid insurance	$9,827	$8,865
Insurance receivables	8,721	8,886
Ammonia receivable	1,422	1,295
Margin deposits	8,942	18,833
Prepaid services	22,416	24,359
Unbilled revenue	4,982	3,263
Tax receivable	120	120
Prepaid taxes	6,740	5,417
Customer deposits	6,953	2,657
Other	11,136	11,994

Total prepaid and other current assets	$81,259	$85,689

6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Land	$180,275	$64,905
Rights-of-way	97,529	97,529
Pad gas	29,346	29,346
Buildings and leasehold improvements	117,746	109,585
Jetties	155,599	—
Machinery, equipment and office furnishings	2,984,276	2,251,027
Construction in progress	221,045	66,642

Total property, plant and equipment	3,785,816	2,619,034
Less: Accumulated depreciation	(337,694)	(313,150)

Total property, plant and equipment, net	$3,448,122	$2,305,884

     Depreciation expense was $23.2 million and $13.3 million for the three months ended March 31, 2011 and 2010, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. EQUITY INVESTMENTS
     We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our equity investments, all included within the Pipelines & Terminals segment, at the dates indicated (in thousands):

		March 31,	December 31,
	Ownership	2011	2010
Muskegon Pipeline LLC	40.0%	$14,213	$14,552
Transport4, LLC	25.0%	400	341
West Shore Pipe Line Company	34.6%	43,841	43,563
West Texas LPG Pipeline Limited Partnership (1)	20.0%	50,148	48,591

Total equity investments		$108,602	$107,047

(1)	In April 2011, we entered into an agreement to sell our interest in this investment. See Note 22 for further information.
     The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Muskegon Pipeline LLC	$183	$344
Transport4, LLC	58	39
West Shore Pipe Line Company	1,548	1,207
West Texas LPG Pipeline Limited Partnership	1,558	1,062

Total earnings from equity investments	$3,347	$2,652

     Combined income statement data for the periods indicated for our equity method investments are summarized below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$33,303	$31,545
Costs and expenses	(17,008)	(15,901)
Non-operating expense	(3,553)	(3,577)

Net income	$12,742	$12,067

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. GOODWILL AND INTANGIBLE ASSETS
   Goodwill
     Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. Goodwill is not amortized; it is subject to annual impairment testing. The following table summarizes our goodwill amounts by segment at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Pipelines & Terminals:
Purchase of general partner interests in 2004	$210,066	$210,066
Acquisition of six terminals in June 2000	11,355	11,355
Acquisition of Albany Terminal in 2008	26,829	26,829

Subtotal	248,250	248,250

International Operations:
Acquisition of BORCO in 2011	497,946	—

Natural Gas Storage:
Acquisition of Lodi Gas in 2008	169,560	169,560

Energy Services:
Acquisition of Farm & Home in 2008	1,132	1,132

Development & Logistics:
Purchase of general partner interests in 2004	13,182	13,182

Total goodwill	$930,070	$432,124

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Intangible Assets
     Intangible assets include customer relationships and contracts. These intangible assets have definite lives and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 25 years. Our amortizable customer contracts are contracts that were acquired in connection with the acquisition of BDL in March 1999, the acquisition of the Taylor, Michigan terminal in December 2005, the acquisition of certain pipeline and terminal assets in November 2009, the acquisition of the Yabucoa, Puerto Rico terminal in 2010 and the acquisition of BORCO in 2011 (see Note 2 for further discussion). The customer contracts are being amortized over their contractual life, 5 years in the case of the acquisition of certain pipeline and terminal assets in November 2009 and 5 years in the case of the terminal acquisition in 2010.
     The customer relationships resulted from the acquisition of Farm & Home Oil Company LLC (“Farm & Home”) in 2008 and BORCO in 2011. We determined, through an analysis of historical customer attrition rates at Farm & Home, that an appropriate recovery period for customer relationships is approximately 12 years. For BORCO, due to the high customer demand at the facility, the level of customer service being provided, the expansion capabilities of the facility, the potential of customer recontracting rates and the location of the facility in relation to international shipping routes, we anticipate the customer relationships to extend well beyond the existing contract terms with a recovery period of approximately 25 years. Intangible assets consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Customer relationships	$247,663	$41,663
Accumulated amortization	(11,003)	(8,600)

Net carrying amount	236,660	33,063

Customer contracts	16,380	16,380
Accumulated amortization	(5,747)	(5,376)

Net carrying amount	10,633	11,004

Total intangible assets	$247,293	$44,067

     For the three months ended March 31, 2011 and 2010, amortization expense related to intangible assets was $2.8 million and $1.1 million, respectively. Amortization expense related to intangible assets is expected to be approximately $10.2 million for the remainder of 2011 (April 1 through December 31), $13.4 million for 2012, $13.4 million for 2013, $13.2 million for 2014 and $12.2 million for 2015.
9. OTHER NON-CURRENT ASSETS
     Other non-current assets consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Prepaid services	$3,212	$5,836
Unbilled revenue	—	2,163
Derivative assets	7,864	3,892
Debt issuance costs	15,214	11,184
Insurance receivables	8,441	8,826
Indemnification asset (see Note 2)	17,720	17,720
Other	9,198	8,842

Total other non-current assets	$61,649	$58,463

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Taxes — other than income	$19,714	$20,698
Accrued employee benefit liability	3,817	3,817
Environmental liabilities	12,676	10,471
Interest payable	25,230	30,700
Payable for ammonia purchase	1,238	2,354
Unearned revenue	18,257	18,776
Compensation and vacation	7,911	13,134
Accrued capital expenditures	1,814	2,032
Deferred consideration	1,000	2,010
Customer deposits	10,555	5,389
Unfavorable storage contracts (1)	9,583	—
Other	41,378	35,499

Total accrued and other current liabilities	$153,173	$144,880

(1)	See Note 12 for a discussion of the unfavorable storage contracts acquired in connection with the BORCO acquisition.
11. DEBT OBLIGATIONS
     Long-term debt consists of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
4.625% Notes due July 15, 2013 (1)	$300,000	$300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
4.875% Notes due February 1, 2021 (1)	650,000	—
6.750% Notes due August 15, 2033 (1)	150,000	150,000
Credit Facility	335,000	98,000
BES Credit Agreement	235,000	284,300
Services Company 3.60% ESOP Notes due March 28, 2011	—	1,531
Retirement premium	—	(6)

Total debt	2,645,000	1,808,825
Other, including unamortized discounts and fair value hedges	(5,929)	(3,607)

Subtotal debt	2,639,071	1,805,218
Less: Current portion of long-term debt	(235,000)	(285,825)

Total long-term debt	$2,404,071	$1,519,393

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair values of our aggregate debt and credit facilities were estimated to be $2,733.9 million and $1,897.5 million at March 31, 2011 and December 31, 2010, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of the variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
   Notes Offering
     On January 13, 2011, we sold $650.0 million aggregate principal amount of 4.875% Notes due 2021 (the “4.875% Notes”) in an underwritten public offering. The notes were issued at 99.62% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $4.9 million, were approximately $642.6 million, and were used to fund a portion of the purchase price for our acquisition of BORCO (see Note 2). In connection with this offering, we settled a treasury lock agreement, which resulted in the receipt of a settlement of $0.5 million, which is being amortized as a reduction to interest expense over the ten-year term of the 4.875% Notes (see Note 14).
   Bridge Loans
     In December 2010, in connection with the proposed BORCO acquisition, we obtained a commitment from commercial banks for senior unsecured bridge loans in an aggregate amount up to $595 million (or up to $775 million in the event we purchased both First Reserve’s 80% interest and Vopak’s 20% interest in FRBCH) (the “Bridge Loans”). The commitment was to expire upon the earliest to occur of the termination date as defined in the BORCO sale and purchase agreement, the consummation of the BORCO acquisition, the termination of the BORCO sale and purchase agreement or 120 days after December 18, 2010. We paid $2.0 million of fees in December 2010 associated with these Bridge Loans. In January 2011, we terminated the Bridge Loans upon issuance of the 4.875% Notes.
   Services Company ESOP Notes
     Services Company had total debt outstanding of $1.5 million at December 31, 2010 consisting of 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) due March 28, 2011 payable by the ESOP to a third-party lender. The 3.60% ESOP Notes were repaid on March 28, 2011.
   Credit Facility
     We have a borrowing capacity of $580.0 million under an unsecured revolving credit agreement (the “Credit Facility”) with SunTrust Bank, as administrative agent, which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility’s maturity date is August 24, 2012, which we may extend for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service for our senior unsecured non-credit enhanced long-term debt. At March 31, 2011 and December 31, 2010, $335.0 million and $98.0 million, respectively, were outstanding under the Credit Facility. The weighted average interest rate for borrowings under the Credit Facility was 0.6% at March 31, 2011.
     The Credit Facility requires us to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain of our majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At March 31, 2011, our Funded Debt Ratio was

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately 4.48 to 1.00. As permitted by the Credit Facility, the $235.0 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) was excluded from the calculation of the Funded Debt Ratio.
     In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting our ability to incur additional indebtedness, to create or incur liens on our property, to dispose of property material to our operations, and to consolidate, merge or transfer assets. At March 31, 2011, we were not aware of any instances of noncompliance with the covenants under our Credit Facility.
     At March 31, 2011 and December 31, 2010, we had committed $1.5 million and $1.4 million, respectively, in support of letters of credit. The obligations for letters of credit are not reflected as debt on our condensed consolidated balance sheets.
   BES Credit Agreement
     BES has a credit agreement (the “BES Credit Agreement”) that provides for borrowings of up to $500.0 million with a maturity date of June 25, 2013. The maximum amount available to be borrowed under the BES Credit Agreement is initially limited to $350.0 million. An accordion feature provides BES the ability to increase the commitments under the BES Credit Agreement to $500.0 million, subject to obtaining the requisite commitments and satisfying other customary conditions. In addition to the accordion, subject to BES’s satisfaction of certain financial covenants as set forth in the financial covenants table below, BES may, from time to time, elect to increase or decrease the maximum amount available for borrowing under the BES Credit Agreement in $5.0 million increments, but in no event below $150.0 million or above $500.0 million.
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
     The balances outstanding under the BES Credit Agreement were approximately $235.0 million and $284.3 million at March 31, 2011 and December 31, 2010, respectively, both of which were classified as current liabilities in our condensed consolidated balance sheets due to the borrowing terms set forth in the BES Credit Agreement. The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     At March 31, 2011, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $120.9 million and $72.8 million, respectively, and the Consolidated Leverage Ratio was 2.8 to 1.0. The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.5% at March 31, 2011.
     In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At March 31, 2011, we were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.
12. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Accrued employee benefit liabilities (see Note 15)	$47,773	$49,170
Accrued environmental liabilities	26,651	20,346
Deferred consideration	18,014	16,415
Deferred rent	14,423	13,393
Uncertain tax position liability (see Note 2)	17,720	17,720
Unfavorable storage contracts (1)	46,820	—
Other	8,834	10,999

Total other non-current liabilities	$180,235	$128,043

(1)	In determining fair value of assets and liabilities acquired in the BORCO acquisition (see Note 2), we allocated negative fair values to certain unfavorable storage contracts at the date of acquisition and recorded them as current and long-term liabilities in the condensed consolidated balance sheet. The unfavorable storage contracts are being recognized in revenues based on the estimated realization of the fair value established on the acquisition date over the contractual life. See Note 10 for the current portion of unfavorable storage contracts.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The following table presents the components of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Adjustments to funded status of retirement income guarantee plan and retiree medical plan	$(10,323)	$(10,323)
Amortization of interest rate swap	(6,548)	(6,789)
Derivative instruments	7,750	3,144
Gain on settlement of treasury lock, net of amortization	489	—
Accumulated amortization of retirement income guarantee plan and retiree medical plan	(7,401)	(7,291)

Total accumulated other comprehensive loss	$(16,033)	$(21,259)

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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
     We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. We have entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million related to the anticipated issuance of debt on or before July 15, 2013 and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended March 31, 2011 and 2010, unrealized gains of $4.5 million and unrealized losses of $1.3 million, respectively, were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     On January 13, 2011, we sold the 4.875% Notes in an underwritten public offering. In December 2010, in connection with the proposed offering, we entered into a treasury lock agreement to fix the 10-year treasury rate at 3.3375% per annum on a notional amount of $650.0 million. In January 2011, we subsequently cash-settled the

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
treasury lock agreement upon the issuance of the 4.875% Notes and received approximately $0.5 million, which is being recognized as a reduction to interest expense over the term of the 4.875% Notes.
     Over the next twelve months, we expect to reclassify $0.9 million of net losses, consisting of loss attributable to forward-starting interest rate swaps terminated in 2008 associated with our 6.050% Notes, partially offset by a gain attributable to the settlement of the treasury lock agreement associated with the 4.875% Notes in January 2011, from accumulated other comprehensive loss to earnings as an increase to interest and debt expense.
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
     In order to hedge the cost of natural gas used to operate our turbine engines at our Linden, New Jersey location, our Pipelines & Terminals segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (through July 2011). We designated the futures contracts as cash flow hedges at inception.
     The following table summarizes our commodity derivative instruments outstanding at March 31, 2011 (amounts in thousands of gallons, except as noted):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives NOT designated as hedging instruments:
Physical derivative contracts	6,632	—	Mark-to-market
Futures contracts for refined products	4,530	252	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined products	72,660	—	Fair Value Hedge
Futures contracts for natural gas (BBtu) (3)	120	—	Cash Flow Hedge

(1)	Volume represents absolute value of net notional volume position.

(2)	The maximum term for derivatives included in the long-term column is June 2012.

(3)	BBtu represents one billion British thermal units.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the fair value of each classification of derivative instruments at the dates indicated (in thousands):

	March 31, 2011
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment	Total
Physical derivative contracts for refined products	$1,247	$—	$1,247	$—	$1,247
Futures contracts for refined products	3,054	—	3,054	(3,054)	—
Futures contracts for natural gas	—	28	28	(28)	—

Total current derivative assets	4,301	28	4,329	(3,082)	1,247

Interest rate derivatives	—	8,320	8,320	(456)	7,864

Total non-current derivative assets	—	8,320	8,320	(456)	7,864

Physical derivative contracts for refined products	(2,508)	—	(2,508)	—	(2,508)
Futures contracts for refined products	(2,134)	(5,209)	(7,343)	3,054	(4,289)
Futures contracts for natural gas	—	(144)	(144)	28	(116)
Interest rate derivatives	—	(456)	(456)	456	—

Total current derivative liabilities	(4,642)	(5,809)	(10,451)	3,538	(6,913)

Net derivative assets/(liabilities)	$(341)	$2,539	$2,198	$—	$2,198

	December 31, 2010
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment	Total
Physical derivative contracts for refined products	$1,552	$—	$1,552	$(30)	$1,522
Futures contracts for refined products	36,916	—	36,916	(36,804)	112

Total current derivative assets	38,468	—	38,468	(36,834)	1,634

Interest rate derivatives	—	5,351	5,351	(1,459)	3,892

Total long-term derivative assets	—	5,351	5,351	(1,459)	3,892

Physical derivative contracts for refined products	(3,930)	—	(3,930)	30	(3,900)
Futures contracts for refined products	(21,368)	(28,071)	(49,439)	36,804	(12,635)
Futures contracts for natural gas	—	(206)	(206)	—	(206)
Interest rate derivatives	—	(2,003)	(2,003)	1,459	(544)

Total current derivative liabilities	(25,298)	(30,280)	(55,578)	38,293	(17,285)

Net derivative assets/(liabilities)	$13,170	$(24,929)	$(11,759)	$—	$(11,759)

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the location of derivative instruments on our condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Derivative assets	$1,247	$1,634
Other non-current assets	7,864	3,892
Derivative liabilities	(6,913)	(17,285)

Total	$2,198	$(11,759)

     Our hedged inventory portfolio extends to the third quarter of 2011. The majority of the unrealized loss of $5.2 million at March 31, 2011 for futures contracts designated as inventory hedging instruments and unrealized gains in the fair values of the underlying hedged refined petroleum product inventories will be realized by the second quarter of 2011 as the inventory is sold. Gains of $4.0 million and $4.8 million were recorded on inventory hedges that were ineffective for the three months ended March 31, 2011 and 2010, respectively. The time value component of the derivative instruments’ fair value was excluded from our hedge assessment and losses of $10.5 million and $16.2 million were recorded for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, open refined petroleum product derivative contracts (represented by the fixed-price contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond June 2012. In addition, at March 31, 2011, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.
     The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Gain (Loss) Recognized
		in Income on Derivatives
		Three Months Ended
		March 31,
	Location	2011	2010
Derivatives NOT designated as hedging instruments:

Physical derivative contracts for refined products	Product sales	$(3,791)	$2,410
Physical derivative contracts for refined products	Cost of product sales and natural gas storage services	1,035	—
Futures contracts for refined products	Cost of product sales and natural gas storage services	(2,149)	(248)

Derivatives designated as fair value hedging instruments:

Futures contracts for refined products	Cost of product sales and natural gas storage services	$(56,900)	$(4,910)

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The gains and losses reclassified from AOCI to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Gain (Loss) Reclassified
		from AOCI to Income
		Three Months Ended
		March 31,
	Location	2011	2010
Derivatives designated as cash flow hedging instruments:
Futures contracts for natural gas	Cost of product sales and natural gas storage services	$(120)	$(72)
Interest rate contracts	Interest and debt expense	(233)	(240)

	Change in Value Recognized
	in OCI on Derivatives
	Three Months Ended
	March 31,
	2011	2010
Derivatives designated as cash flow hedging instruments:
Futures contracts for natural gas	$(29)	$(696)
Interest rate contracts	5,012	(1,304)
   Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Our fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates. These inputs may be readily observable, corroborated by market data or generally unobservable. In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible. Accordingly, we utilize valuation techniques (such as the income or market approach) that maximize the use of observable inputs and minimize the use of unobservable inputs.
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

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
   Recurring
     The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, March 31, 2011 and December 31, 2010, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	March 31, 2011		December 31, 2010
		Significant		Significant
	Quoted Prices	Other	Quoted Prices	Other
	in Active	Observable	in Active	Observable
	Markets	Inputs	Markets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Financial assets:
Physical derivative contracts for refined products	$—	$1,247	$—	$1,522
Futures contracts for refined products	—	—	112	—
Interest rate derivatives	—	7,864	—	3,892

Financial liabilities:
Physical derivative contracts for refined products	—	(2,508)	—	(3,900)
Futures contracts for refined products	(4,289)	—	(12,635)	—
Futures contracts for natural gas	(116)	—	(206)	—
Interest rate derivatives	—	—	—	(544)

Fair value	$(4,405)	$6,603	$(12,729)	$970

     The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the NYMEX.
     The values of the Level 2 interest rate derivatives were determined using expected cash flow models, which incorporated market inputs including the implied forward LIBOR yield curve for the same period as the future interest swap settlements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The values of the Level 2 fixed-price contracts assets and liabilities were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data. Level 2 fixed-price contracts assets are net of credit value adjustments (“CVA”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the fixed-price contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The Energy Services segment determined CVA is appropriate because few of the Energy Services segment’s customers entering into these fixed-price contracts are large organizations with nationally-recognized credit ratings. The Level 2 fixed-price contracts assets of $1.2 million and $1.5 million as of March 31, 2011 and December 31, 2010, respectively, are net of CVA of ($0.1) million and ($0.2) million, respectively. As of March 31, 2011, the Energy Services segment did not hold any net liability derivative position containing credit contingent features.
   Non-Recurring
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of possible impairment. There were no fair value adjustments for such assets or liabilities reflected in our condensed consolidated financial statements for the three months ended March 31, 2011 and 2010.
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
     The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$63	$68	$86	$30
Interest cost	200	232	457	205
Expected return on plan assets	(106)	(88)	—	—
Amortization of prior service benefit	—	(12)	(741)	(307)
Amortization of unrecognized losses	337	248	294	93

Net periodic benefit costs	$494	$448	$96	$21

     During the three months ended March 31, 2011, we contributed $2.0 million to the RIGP.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. UNIT-BASED COMPENSATION PLANS
     BGH GP has an equity compensation plan (“BGH GP Equity Compensation Plan”) for certain members of BGH GP’s senior management, who also serve as our senior management. Compensation expense recorded with respect to the BGH GP Equity Compensation Plan was $0 and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.
     We award unit-based compensation to employees and directors primarily under the 2009 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”). We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized compensation expense related to the LTIP and the Option Plan of $2.1 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. These compensation plans are discussed below.
   BGH GP’s Override Units
     Effective on June 25, 2007, BGH GP instituted an Equity Compensation Plan for certain members of senior management. This Equity Compensation Plan included both time-based and performance-based participation in the equity of BGH GP (but not ours) referred to as override units. These override units consisted of three equal tranches of units consisting of Value A, Value B and Operating Units. We are required to record, as compensation expense and a corresponding contribution to unitholders’ equity, the fair value of the compensation. We are not the sponsor of this plan and have no obligations with respect to it. For the three months ended March 31, 2010, compensation expense related to the Operating Units was $0.3 million.
     On December 31, 2010, the override unit plan was modified. All outstanding Value A and Operating Units were exchanged for LP Units. The terms of the Value B Units remained unchanged. The Value B Units will participate in distributions by BGH GP based on the occurrence of an exit event and an investment return of 3.5 times the original investment and an internal rate of return of at least 10% or on a pro-rata basis on an investment return ranging from 2.0 to 3.5 times the original investment and an internal rate of return of at least 10%.
     On January 27, 2011, BGH GP established and granted new override units in BGH GP to a member of senior management, which consisted of Value N-1 and Value N-2 Units. The Value N-1 Units will participate in distributions by BGH GP based on the occurrence of an exit event and an investment return of 2.0 times the original investment up to aggregate distributions of $3.0 million. The Value N-2 Units will participate in distributions by BGH GP based on the occurrence of an exit event and an investment return of 2.5 times the original investment or on a pro-rata basis on an investment return ranging from 2.0 to 2.5 times the original investment up to aggregate distributions of $5.0 million.
     The exit event with respect to the Value B, Value N-1 and Value N-2 Units is generally defined as the sale by ArcLight, Kelso and their affiliates of their interests in BGH GP, the sale of substantially all the assets of BGH GP and its subsidiaries, or any other “extraordinary” transaction that the Board of Directors of BGH GP determines is an exit event.
     The investment return is calculated generally as the sum of all the distributions that ArcLight and Kelso have received from BGH GP prior to and through the exit event, divided by the total amount of capital contributions to BGH GP that ArcLight and Kelso have made prior to the exit event.
     The cumulative grant date fair values of the Value B, Value N-1 and Value N-2 Units that remained unvested as of March 31, 2011 are $2.2 million, $0.9 million and $1.1 million, respectively. The vesting of the override units is contingent on a performance condition, namely the completion of the exit event, and a market condition, primarily relating to the receipt of an investment return at a specified multiple and internal rate of return, where applicable. Accordingly, no compensation expense for these override units will be recorded until, and if, an exit event and other requirements occur.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     At grant date, the override units were valued using the Monte Carlo simulation method that incorporated the market-based vesting condition into the grant date fair value of the unit awards. The following assumptions were used for grants of the Value N-1 and N-2 Units during the period:

Three Months Ended
March 31, 2011
Equity value in BGH GP (in millions)	$410.7
Expected life in years	1
Risk-free interest rate	0.25%
Volatility	25%
   LTIP
     The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through March 31, 2011, awards representing a total of 883,449 additional LP Units could be issued under the LTIP.
     Under the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”), eligible employees were allowed to defer up to 50% of their 2011 and 2010 compensation award under our Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”). Participants also receive one matching phantom unit for each Deferral Unit. Approximately $1.6 million of 2010 compensation awards had been deferred at December 31, 2010, for which 50,660 phantom units (including matching units) were granted during the three months ended March 31, 2011. These grants are included as granted in the LTIP activity table below.
   Awards under the LTIP
     During the three months ended March 31, 2011, the Compensation Committee granted 107,576 phantom units to employees (including the 50,660 phantom units granted pursuant to the Deferral Plan discussed above), 12,000 phantom units to independent directors of Buckeye GP and MainLine Management, and 115,558 performance units to employees. The amount paid with respect to phantom unit distribution equivalents under the LTIP was $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.
     The following table sets forth the LTIP activity for the periods indicated (dollars in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Number of	per LP Unit
	LP Units	(1)	Total Value
Unvested at January 1, 2011	364,913	$51.11	$18,650
Granted	235,134	64.96	15,275
Vested	(14,610)	55.35	(808)
Forfeited	(2,657)	55.06	(146)

Unvested at March 31, 2011	582,780	$56.58	$32,971

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.
     At March 31, 2011, approximately $21.4 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 2.0 years.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   Unit Option and Distribution Equivalent Plan
     The following is a summary of the changes in the LP Unit options outstanding (all of which are vested or are expected to vest) under the Option Plan for the periods indicated (dollars in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	($/LP Unit)	Term (in years)	Value (1)
Outstanding at January 1, 2011	241,800	$47.04
Exercised	(5,500)	49.13

Outstanding at March 31, 2011	236,300	46.99	5.5	$3,911

Exercisable at March 31, 2011	231,300	$47.33	5.5	$3,749

(1)	Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in March 2011 and the exercise price, multiplied by the number of exercisable, in-the-money options.
     The total intrinsic value of options exercised was $0.1 million and $0.8 million during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, total unrecognized compensation cost related to unvested LP Unit options was minimal. We expect to recognize this remaining cost over a weighted average period of 0.7 years. At March 31, 2011, 333,000 LP Units were available for grant in connection with the Option Plan. However, with the adoption of the LTIP, we do not expect to make any future grants pursuant to the Option Plan. The fair value of options vested was $0.3 million and $0.4 million during the three months ended March 31, 2011 and 2010, respectively.
17. RELATED PARTY TRANSACTIONS
     We are managed by Buckeye GP, our general partner. Services Company is considered a related party with respect to us. As discussed in Note 1, our consolidated financial statements include the financial results of Services Company on a consolidated basis, and all intercompany transactions have been eliminated.
     Services Company, which is beneficially owned by the ESOP, owned 1.4 million of our LP Units (approximately 1.8% of our LP Units outstanding) as of March 31, 2011. Distributions received by Services Company from us on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $1.4 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. Total distributions paid to Services Company decrease over time because Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP.
     Prior to the Merger, Buckeye GP received incentive distributions from us pursuant to our partnership agreement and incentive compensation agreement. Incentive distributions were based on the level of quarterly cash distributions paid per LP Unit and the total number of LP Units outstanding. Incentive distribution payments totaled $12.3 million during the three months ended March 31, 2010.
18. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     Our LP Units represent limited partner interests, which give the holders thereof the right to participate in distributions and to exercise the other rights and privileges available to them under our partnership agreement. Our partnership agreement provides that, without prior approval of our limited partners holding an aggregate of at least two-thirds of the outstanding LP Units, we cannot issue any LP Units of a class or series having preferences or other special or senior rights over the LP Units. In accordance with our partnership agreement, capital accounts are

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
maintained for our general partner and limited partners. In conjunction with the Merger, our partnership agreement was amended.
     Class B Units represent a separate class of our limited partnership interests. The Class B Units share equally with the LP Units (i) with respect to the payment of distributions and (ii) in the event of our liquidation. We have the option to pay distributions on the Class B Units with cash or by issuing additional Class B Units, with the number of Class B Units issued based upon the volume-weighted average price of the LP Units for the 10 trading days immediately preceding the date the distributions are declared, less a discount of 15%. The Class B Units have the same voting rights as if they were outstanding LP Units and are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Class B Units in relation to other classes of partnership interests or as required by law. The Class B Units will convert into LP Units on a one-for-one basis on the earlier of (a) the date on which at least 4 million barrels of incremental storage capacity are placed in service by BORCO or (b) the third anniversary of the closing of the BORCO acquisition.
     In April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $317.0 million, and were used to reduce amounts outstanding under our Credit Facility.
   Summary of Changes in Outstanding Units
     The following is a reconciliation of units outstanding for the periods indicated:

	Limited	Class B
	Partners	Units	Total
Units outstanding at December 31, 2010	71,436,099	—	71,436,099
LP Units issued pursuant to the Option Plan	5,500	—	5,500
LP Units issued pursuant to the LTIP	13,872	—	13,872
Issuance of units to First Reserve and Vopak as consideration for BORCO acquisition	3,104,305	5,478,611	8,582,916
Issuance of units to institutional investors (1)	5,794,725	1,314,870	7,109,595
Issuance of Class B Units in lieu of quarterly cash distributions	—	122,244	122,244

Units outstanding at March 31, 2011	80,354,501	6,915,725	87,270,226

(1)	Proceeds were used to fund a portion of the BORCO acquisition.
   Distributions
     We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions on our LP Units totaled $79.3 million and $61.0 million during the three months ended March 31, 2011 and 2010, respectively. We also paid distributions in kind to our Class B unitholders by issuing 122,244 Class B Units.
     On May 6, 2011, we announced a quarterly distribution of $1.00 per LP Unit that will be paid on May 31, 2011, to unitholders of record on May 16, 2011. Total cash distributed to LP unitholders on May 31, 2011 will total approximately $85.9 million. We also expect to issue approximately 130,000 Class B Units to our Class B unitholders in lieu of cash distributions on May 31, 2011.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19. EARNINGS PER UNIT
     Basic and diluted earnings per unit (including earnings per unit for LP Units and Class B Units) is calculated by dividing net income, after deducting the amount allocated to noncontrolling interests, by the weighted-average number of LP Units and Class B Units outstanding during the period.
     Pursuant to the Merger Agreement, BGH’s unitholders received a total of approximately 20.0 million of Buckeye’s LP Units in the aggregate in exchange for all outstanding BGH common units and management units. As a result, the number of Buckeye’s LP Units outstanding increased from 51.6 million to 71.4 million on the date of the Merger. However, for historical reporting purposes, the impact of this change was accounted for as a reverse split of BGH’s units of 0.705 to 1.0, together with the addition of Buckeye’s existing LP Units. Therefore, since BGH was the surviving accounting entity, the weighted average number of units outstanding used for basic and diluted earnings per unit calculations are BGH’s historical weighted average common units outstanding adjusted for the reverse unit split and the addition of Buckeye’s existing LP Units. Amounts reflecting historical BGH unit and per unit amounts included in this report have been restated for the reverse unit split.
     The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per unit calculations for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to Buckeye Partners, L.P.	$66,493	$11,270

Basic:
Weighted average units outstanding	83,669	19,581
Weighted average management units outstanding	—	371

Units for basic	83,669	19,952

Earnings per unit — basic	$0.79	$0.56

Diluted:
Units used for basic calculation	83,669	19,952
Dilutive effect of LP Unit options and LITP awards granted	285	—

Units for diluted	83,954	19,952

Earnings per unit — diluted	$0.79	$0.56

20. BUSINESS SEGMENTS
     We operate and report in five business segments: Pipelines & Terminals; International Operations; Natural Gas Storage; Energy Services; and Development & Logistics. Effective January 1, 2011, we realigned our five business segments. We combined the Pipeline Operations and Terminalling & Storage segments into one segment, the Pipelines & Terminals segment, and moved our terminal in Yabucoa, Puerto Rico, previously included as part of the Terminalling & Storage segment, and the BORCO facility to a new International Operations segment. We have adjusted our quarter-to-quarter comparisons to conform to the current presentation.
   Pipelines & Terminals
     The Pipelines & Terminals segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States. This segment owns and operates approximately

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5,400 miles of pipeline systems in 15 states. The segment has 62 liquid petroleum products terminals in 14 states with aggregate storage capacity of approximately 26.3 million barrels.
    International Operations
     The International Operations segment provides marine bulk storage and marine terminal throughput services. The segment has two liquid petroleum product terminals, one in Puerto Rico and one on The Grand Bahama Island in the Bahamas, with an aggregate storage capacity of 26.2 million barrels.
    Natural Gas Storage
     The Natural Gas Storage segment provides natural gas storage services at a natural gas storage facility in northern California. The facility has approximately 29 Bcf of working natural gas storage capacity and is connected to Pacific Gas and Electric’s intrastate gas pipelines that service natural gas demand in the San Francisco and Sacramento, California areas. The Natural Gas Storage segment does not trade or market natural gas.
    Energy Services
     The Energy Services segment is a wholesale distributor of refined petroleum products in areas also served by our pipelines and terminals assets. This segment recognizes revenues when products are delivered. The segment’s products include gasoline, propane and petroleum distillates such as heating oil, diesel fuel and kerosene. The segment also has five terminals with aggregate storage capacity of approximately 1.0 million barrels. The segment’s customers consist principally of product wholesalers as well as major commercial users of these refined petroleum products.
   Development & Logistics
     The Development & Logistics segment provides contract operations, engineering and construction management services as well as asset development services to energy companies throughout the U.S. and internationally. This segment operates approximately 2,700 miles of third-party pipeline and terminals, which are owned principally by major oil and gas, petrochemical and chemical companies, and also acts as a business development arm for many of these same customers. The Development & Logistics segment also includes our ownership and operation of an ammonia pipeline and our majority ownership of Sabina Pipelines, each located in Texas.
    Adjusted EBITDA
     Adjusted EBITDA is the primary measure used by senior management, including our Chief Executive Officer, to evaluate our operating results and to allocate our resources. We define EBITDA, a measure not defined under GAAP, as net income attributable to our unitholders before interest and debt expense, income taxes and depreciation and amortization. EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. The EBITDA measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. In addition, EBITDA is unaffected by our capital structure due to the elimination of interest and debt expense and income taxes. We define Adjusted EBITDA, which is also a non-GAAP measure, as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease, (ii) non-cash unit-based compensation expense, and (iii) income attributable to noncontrolling interests related to Buckeye for periods prior to the Merger in order to provide comparability between periods before and after the Merger; less (iv) amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition.
     The EBITDA and Adjusted EBITDA data presented may not be comparable to similarly titled measures at other companies because EBITDA and Adjusted EBITDA exclude some items that affect net income attributable to our unitholders, and these items may be defined differently by other companies. Our senior management uses Adjusted

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Each segment uses the same accounting policies as those used in the preparation of our consolidated financial statements. All inter-segment revenues, operating income and assets have been eliminated. All periods are presented on a consistent basis. All of our operations and assets are conducted and located in the United States, including Puerto Rico, or the Bahamas.
     Financial information about each segment, EBITDA and Adjusted EBITDA are presented below for the periods or at the dates indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Pipelines & Terminals	$144,206	$138,908
International Operations (1)	45,075	—
Natural Gas Storage	19,604	25,406
Energy Services	1,051,312	568,202
Development & Logistics	9,591	7,515
Intersegment	(17,252)	(8,857)

Total revenue	$1,252,536	$731,174

Depreciation and amortization:
Pipelines & Terminals	$12,561	$11,269
International Operations	10,395	—
Natural Gas Storage	1,716	1,641
Energy Services	1,235	1,195
Development & Logistics	334	423

Total depreciation and amortization	$26,241	$14,528

Operating income (loss):
Pipelines & Terminals	$71,327	$68,490
International Operations	18,729	—
Natural Gas Storage	(400)	3,451
Energy Services	1,267	(3,397)
Development & Logistics	1,640	947

Total operating income	$92,563	$69,491

(1)	The International Operations segment’s revenue generated in the Bahamas was $41.4 million for the three months ended March 31, 2011, which was 91.9% of the International Operations segment’s total revenue.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2011	2010
Adjusted EBITDA:
Pipelines & Terminals	$90,120	$83,488
International Operations	25,507	—
Natural Gas Storage	2,452	6,384
Energy Services	2,759	(1,552)
Development & Logistics	1,401	1,139

Total Adjusted EBITDA	$122,239	$89,459

GAAP Reconciliation:
Net income	$67,813	$50,642
Less: net income attributable to noncontrolling interests	(1,320)	(39,372)

Net income attributable to Buckeye Partners, L.P.	66,493	11,270
Interest and debt expense	28,497	21,656
Income tax benefit	(176)	(18)
Depreciation and amortization	26,241	14,528

EBITDA	121,055	47,436
Net income attributable to noncontrolling interests affected by Merger (for periods prior to Merger) (1)	—	39,134
Amortization of unfavorable storage contracts (2)	(1,932)	—
Non-cash deferred lease expense	1,030	1,059
Non-cash unit-based compensation expense	2,086	1,830

Adjusted EBITDA	$122,239	$89,459

(1)	Amounts represent portions of BGH’s noncontrolling interests related to Buckeye that were eliminated as a result of the Merger. Amounts are added back for the 2010 period to provide comparability with the 2011 period.

(2)	Represents amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition.

	Three Months Ended
	March 31,
	2011	2010
Capital additions, net: (1)
Pipelines & Terminals	$14,629	$7,598
International Operations	21,703	—
Natural Gas Storage	1,482	1,483
Energy Services	176	1,705
Development & Logistics	43	177

Total capital additions, net	$38,033	$10,963

(1)	Amount excludes $0.2 million and ($1.4) million of non-cash changes in accruals for capital expenditures for the three months ended March 31, 2011 and 2010, respectively (see Note 21).

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2011	2010
Total Assets:
Pipelines & Terminals (1)	$2,367,165	$2,328,702
International Operations (2)	1,904,698	60,313
Natural Gas Storage	542,274	549,876
Energy Services	487,429	561,382
Development & Logistics	72,265	73,943

Total assets	$5,373,831	$3,574,216

Goodwill:
Pipelines & Terminals	$248,250	$248,250
International Operations	497,946	—
Natural Gas Storage	169,560	169,560
Energy Services	1,132	1,132
Development & Logistics	13,182	13,182

Total goodwill	$930,070	$432,124

(1)	All equity investments are included in the assets of the Pipelines & Terminals segment.

(2)	The International Operations segment’s long-lived assets consist of property, plant and equipment, goodwill, intangible assets and other non-current assets. Total long-lived assets located in or attributable to the Bahamas was $1,844.4 million at March 31, 2011, which was 96.8% of the International Operations segment’s total long-lived assets.
21. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash paid for interest (net of capitalized interest)	$32,708	$32,351
Cash paid for income taxes	15	165
Capitalized interest	1,543	529

Non-cash changes in assets and liabilities:
Change in capital expenditures in accounts payable	$218	$(1,355)

Non-cash financing activities:
Issuance of units to First Reserve for BORCO acquisition	$407,391	$—
Issuance of units to Vopak for BORCO acquisition	96,110	—
Issuance of Class B Units in lieu of quarterly cash distribution	6,709	—
22. SUBSEQUENT EVENTS
    Entry into Agreement to Sell Interest in West Texas LPG Pipeline Limited Partnership
     On April 26, 2011, we signed an agreement to sell our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”) to affiliates of Atlas Pipeline Partners L.P. for $85.0 million. WT LPG owns a 2,295-mile common-carrier pipeline system that transports natural gas liquids from points in New Mexico and Texas to Mont

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Belvieu, Texas for fractionation. Chevron Pipeline Company, which owns the remaining 80% interest, is the operator of WT LPG. The transaction is expected to close in the second quarter of 2011, subject to customary closing conditions. The proceeds from the sale will be used to fund a portion of our internal growth capital projects planned for 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2010.
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Cautionary Note Regarding Forward-Looking Statements
     This discussion contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2010. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.
Overview of Critical Accounting Policies and Estimates
     A summary of the significant accounting policies we have adopted and followed in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K/A for the year ended December 31, 2010. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods, estimated useful lives and disposals of property, plant and equipment; reserves for environmental matters; fair value of derivatives; measuring the fair value of goodwill; and measuring recoverability of long-lived assets and equity method investments. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.
Overview of Business
     Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” Buckeye GP LLC (“Buckeye GP”) is our general partner. Buckeye GP is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that was previously publicly traded on the NYSE prior to BGH’s merger with a wholly owned subsidiary of Buckeye. As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.
     We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 5,400 miles of pipeline and 69 active products terminals that provide aggregate storage capacity of over 53 million barrels. In 2011, we closed the acquisition of the Bahamas Oil Refining Company International Limited (“BORCO”) terminal facility in Freeport, Grand Bahama, The Bahamas, with a total installed capacity of approximately 21.6 million barrels (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements). In addition, we operate and maintain approximately 2,700 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a high performance natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.
     We operate and report in five business segments: Pipelines & Terminals; International Operations; Natural Gas Storage; Energy Services; and Development & Logistics. Effective January 1, 2011, we realigned our five business segments. We combined the Pipeline Operations and Terminalling & Storage segments into one segment, the Pipelines & Terminals segment, and moved our terminal in Yabucoa, Puerto Rico, previously included as part of the Terminalling & Storage segment, and the BORCO facility to a new International Operations segment. We have adjusted our quarter-to-quarter comparisons to conform to the current presentation. See Note 20 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of our business segments.
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
Merger
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
     Although titled Buckeye Partners, L.P., the accompanying 2010 financial statements in this Quarterly Report on Form 10-Q were originally the financial statements of BGH prior to the completion of the Merger. BGH is considered the surviving consolidated entity for accounting purposes, although Buckeye is the surviving consolidated entity for legal and reporting purposes. The Merger was accounted for as an equity transaction. Therefore, changes in BGH’s ownership interest as a result of the Merger did not result in gain or loss recognition.
     Our general partner, Buckeye GP, continues to manage us following the Merger.
Recent Developments
Acquisition of BORCO
     On December 18, 2010, we, through our wholly owned subsidiary, entered into a sale and purchase agreement with affiliates of FRC Founders Corporation (“First Reserve”), pursuant to which we agreed to acquire First Reserve’s indirect 80% interest in FR Borco Coop Holdings, L.P. (“FRBCH”), the indirect owner of BORCO, for $1.15 billion, financed through a combination of debt and equity, including the issuance of Class B units representing limited partner interests (“Class B Units”) and LP Units to First Reserve. BORCO is the fourth largest oil and petroleum products storage terminal in the world and the largest petroleum products facility in the Caribbean with current storage capacity of approximately 21.6 million barrels. On January 18, 2011, we completed the purchase of First Reserve’s interest in BORCO through the acquisition by us of all of the partnership interests in FR Borco Topco, L.P., which indirectly owned First Reserve’s interest.

     Vopak Bahamas B.V. (“Vopak”), which is based in The Netherlands, owned the remaining 20% interest in FRBCH. On February 16, 2001, Vopak sold its 20% interest in FRBCH to us for approximately $276.5 million of cash and equity, which is a proportionate price and on the same terms and conditions as those in the sale and purchase agreement with First Reserve.
     On January 13, 2011, we sold $650.0 million aggregate principal amount of 4.875% Notes due 2021 (the “4.875% Notes”) in an underwritten public offering. The notes were issued at 99.62% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $4.9 million, were approximately $642.6 million, and were used to fund a portion of the purchase price of the BORCO acquisition.
     On January 18 and 19, 2011, we issued 5,794,725 LP Units and 1,314,870 Class B Units to institutional investors for aggregate consideration of approximately $425.0 million to fund a portion of the BORCO acquisition. On January 18, 2011, we issued 2,483,444 LP Units and 4,382,889 Class B Units to First Reserve as $400.0 million of consideration to fund a portion of the BORCO acquisition. On February 16, 2011, we issued 620,861 LP Units and 1,095,722 Class B Units to Vopak as $100.0 million of consideration to fund a portion of the BORCO acquisition. Equity issuance costs incurred on these transactions were approximately $4.6 million. The remaining purchase price was funded with cash on hand at closing and borrowings under our unsecured revolving credit agreement (“Credit Facility”).
     On January 18, 2011, in connection with the BORCO acquisition, we repaid all of BORCO’s outstanding indebtedness and settled BORCO’s interest rate derivative instruments, consisting of approximately $318.2 million.
     For additional information, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Entry into Definitive Agreement to Acquire Pipeline & Terminal Assets
     On March 18, 2011, we signed a definitive agreement with BP Products North America Inc. and its affiliates (“BP”) to acquire 33 refined petroleum products terminals with total storage capacity exceeding 10 million barrels and approximately 1,000 miles of refined petroleum products pipelines, including BP’s approximately 50% interest in Inland Corporation (“Inland”), for a total transaction purchase price of $225.0 million. The terminal and pipeline assets are located in the Midwestern, Southeastern and Western United States, further extending our operations into new, key geographic markets. Our proposed acquisition of BP’s interest in Inland, which represents $60.0 million of the total transaction purchase price, is subject to Inland’s other shareholders existing rights of first refusal. The period for such shareholders to exercise their rights of first refusal has not ended, but all shareholders have expressed an intent to exercise such rights with respect to some or all share to which they are entitled. We expect this acquisition to close in the second quarter of 2011, subject to regulatory approvals, other customary closing conditions, and, with respect to BP’s interest in Inland, the co-owners’ right of first refusal. We expect to fund this acquisition with borrowings under our Credit Facility.
    Equity Offering
     In April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $317.0 million, and were used to reduce amounts outstanding under our Credit Facility.
Entry into Agreement to Sell Interest in West Texas LPG Pipeline Limited Partnership
     On April 26, 2011, we signed an agreement to sell our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”) to affiliates of Atlas Pipeline Partners L.P. for $85.0 million. WT LPG owns a 2,295-mile common-carrier pipeline system that transports natural gas liquids from points in New Mexico and Texas to Mont Belvieu, Texas for fractionation. Chevron Pipeline Company, which owns the remaining 80% interest, is the operator of WT LPG. The transaction is expected to close in the second quarter of 2011, subject to customary closing conditions. The proceeds from the sale will be used to fund a portion of our internal growth capital projects planned for 2011.
Results of Operations
    Adjusted EBITDA
     Adjusted EBITDA is the primary measure used by senior management, including our Chief Executive Officer, to evaluate our operating results and to allocate our resources. We define EBITDA, a measure not defined under GAAP, as net income attributable to our unitholders before interest and debt expense, income taxes and depreciation and amortization. EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. The EBITDA measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. In addition, EBITDA is unaffected by our capital structure due to the elimination of interest and debt expense and income taxes. We define Adjusted EBITDA, which is also a non-GAAP measure, as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease, (ii) non-cash unit-based compensation expense, and (iii) income attributable to noncontrolling interests related to Buckeye for periods prior to the Merger in order to provide comparability between periods before and after the Merger; less (iv) amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition.
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

     The following table presents Adjusted EBITDA by segment and on a consolidated basis for the periods indicated, and a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to our unitholders, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Adjusted EBITDA:
Pipelines & Terminals	$90,120	$83,488
International Operations	25,507	—
Natural Gas Storage	2,452	6,384
Energy Services	2,759	(1,552)
Development & Logistics	1,401	1,139

Total Adjusted EBITDA	$122,239	$89,459

GAAP Reconciliation:
Net income	$67,813	$50,642
Less: net income attributable to noncontrolling interests	(1,320)	(39,372)

Net income attributable to Buckeye Partners, L.P.	66,493	11,270
Interest and debt expense	28,497	21,656
Income tax benefit	(176)	(18)
Depreciation and amortization	26,241	14,528

EBITDA	121,055	47,436
Net income attributable to noncontrolling interests affected by Merger (for periods prior to Merger) (1)	—	39,134
Amortization of unfavorable storage contracts (2)	(1,932)	—
Non-cash deferred lease expense	1,030	1,059
Non-cash unit-based compensation expense	2,086	1,830

Adjusted EBITDA	$122,239	$89,459

(1)	Amounts represent portions of BGH’s noncontrolling interests related to Buckeye that were eliminated as a result of the Merger. Amounts are added back for the 2010 period to provide comparability with the 2011 period.

(2)	Represents amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition.

   Segment Results
     A summary of financial information by business segment follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Pipelines & Terminals	$144,206	$138,908
International Operations	45,075	—
Natural Gas Storage	19,604	25,406
Energy Services	1,051,312	568,202
Development & Logistics	9,591	7,515
Intersegment	(17,252)	(8,857)

Total revenues	$1,252,536	$731,174

Total costs and expenses: (1)
Pipelines & Terminals	$72,879	$70,418
International Operations	26,346	—
Natural Gas Storage	20,004	21,955
Energy Services	1,050,045	571,599
Development & Logistics	7,951	6,568
Intersegment	(17,252)	(8,857)

Total costs and expenses	$1,159,973	$661,683

Depreciation and amortization:
Pipelines & Terminals	$12,561	$11,269
International Operations	10,395	—
Natural Gas Storage	1,716	1,641
Energy Services	1,235	1,195
Development & Logistics	334	423

Total depreciation and amortization	$26,241	$14,528

Operating income (loss):
Pipelines & Terminals	$71,327	$68,490
International Operations	18,729	—
Natural Gas Storage	(400)	3,451
Energy Services	1,267	(3,397)
Development & Logistics	1,640	947

Total operating income	$92,563	$69,491

(1)	Total costs and expenses includes depreciation and amortization.

     The following table presents product volumes transported and average daily throughput for the Pipelines & Terminals segment in barrels per day (“bpd”), average daily throughput for the International Operations segment and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Pipelines & Terminals (average bpd):
Pipelines:
Gasoline	602,900	608,900
Jet fuel	326,500	322,300
Diesel fuel	240,500	227,500
Heating oil	110,600	113,900
LPGs	17,200	20,500
Other products	5,300	800

Total pipelines throughput	1,303,000	1,293,900

Terminals:
Products throughput	535,500	556,300

International Operations (average bpd):
Products throughput (1)	533,900	—

Energy Services (in thousands of gallons):
Sales volumes	381,500	266,900

(1)	The BORCO facility was acquired on January 18, 2011, and the Yabucoa, Puerto Rico terminal was acquired on December 10, 2010.
    Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
    Consolidated
     Adjusted EBITDA. Adjusted EBITDA increased by $32.7 million, or 36.6%, to $122.2 million for the three months ended March 31, 2011 from $89.5 million for the corresponding period in 2010. The International Operations segment, the Pipelines & Terminals segment, the Energy Services segment and the Development & Logistics segment were responsible for the increase in Adjusted EBITDA. The International Operations segment increased Adjusted EBITDA by $25.5 million, as this segment was added in 2011 as a result of the acquisitions of BORCO and the Yabucoa, Puerto Rico terminal in January 2011 and December 2010, respectively. The Pipelines & Terminals segment’s Adjusted EBITDA increased by $6.6 million for the three months ended March 31, 2011 as compared to the corresponding period in 2010, driven by the benefit of higher tariff rates and terminalling fees, favorable settlement experience and the impact of internal growth projects, increased pipeline transportation volumes and increased other revenues. The Energy Services segment’s Adjusted EBITDA increased by $4.4 million for the three months ended March 31, 2011 as compared to the corresponding period in 2010, as a result of increased volumes of product sold and higher margins, partially offset by increased expenses. The Development & Logistics segment’s Adjusted EBITDA increased by $0.2 million for the three months ended March 31, 2011 as compared to the corresponding period in 2010, primarily due to increased operating contract services. Adjusted EBITDA was also favorably impacted by an increase of $0.6 million in income from equity investments for the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     These increases in Adjusted EBITDA were partially offset by a decrease in Adjusted EBITDA in the Natural Gas Storage segment. The Natural Gas Storage segment’s Adjusted EBITDA decreased by $3.9 million for the three months ended March 31, 2011 as compared to the corresponding period in 2010, as a result of low natural gas prices, low volatility in those prices and compressed seasonal spreads, which led to a decrease in the net contribution from hub services activities and a decrease in lease revenue. The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue was $1,252.5 million for the three months ended March 31, 2011, which is an increase of $521.3 million, or 71.3%, from the three months ended March 31, 2010. The increase in revenue for the three months ended March 31, 2011 as compared to the corresponding period in 2010 was caused primarily by the following:
•	an increase of $483.1 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the three months ended March 31, 2011 as compared to the corresponding period in 2010. The 114.6 million gallon increase in sales volume resulted in an increase in revenue of approximately $235.0 million, and the increase in the average sales price per gallon from $2.13 in the 2010 period to $2.79 in the 2011 period, or approximately $0.66 per gallon, contributed to an increase in revenue of approximately $248.1 million;

•	revenue of $45.1 million from the International Operations segment, as the result of the BORCO acquisition in 2011 and the Puerto Rico terminal acquisition in December 2010;

•	an increase of $5.3 million in revenue from the Pipelines & Terminals segment, resulting from the benefit of higher tariff rates and terminalling fees, the impact of internal growth projects, increased transportation volumes, favorable settlement experience and increased other revenues; and

•	an increase of $2.1 million in revenue from the Development & Logistics segment, resulting primarily from increased operating service revenues and increased revenues from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment in April 2010.
     The increase in revenue was partially offset by:
•	a decrease of $5.8 million in revenue from the Natural Gas Storage segment, resulting primarily from lower fees from lease and hub services transactions as a result of general market conditions, including low natural gas prices, low volatility in those prices and compressed seasonal spreads.
     Total Costs and Expenses. Total costs and expenses were $1,160.0 million for the three months ended March 31, 2011, which is an increase of $498.3 million, or 75.3%, from the corresponding period in 2010. Total costs and expenses reflect:
•	an increase of $478.4 million in the Energy Services segment’s cost of product sales in the 2011 period as compared to the 2010 period, primarily as a result of increased refined petroleum product prices and increased volumes sold. The average cost of products sold increased from approximately $2.12 per gallon in the 2010 period to approximately $2.77 per gallon in the 2011 period, or approximately $0.65 per gallon, resulting in an increase in cost of products sold of approximately $233.9 million, and sales volumes increased by 114.6 million gallons between the 2010 and 2011 periods, contributing $244.9 million to the increase in cost of products sold;
•	$26.3 million of costs and expenses of the International Operations segment;
•	an increase of $2.5 million in costs and expenses of the Pipelines & Terminals segment, primarily due to higher payroll related costs, professional fees and environmental remediation expenses, partially offset by lower expenses related to contract service activities from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment, lower bad debt expense and lower operating power costs;
•	an increase of $1.4 million in costs and expenses of the Development & Logistics segment, primarily due to increased operating service activities discussed above, including increased costs from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment, partially offset by higher income tax benefit, which is not a component of Adjusted EBITDA as presented in the reconciliation above; and

•	an increase of $11.7 million in depreciation and amortization, primarily on assets acquired in the BORCO acquisition. Depreciation and amortization expense are not components of Adjusted EBITDA as presented in the reconciliation above.
     Total costs and expenses also reflect the following decreases:
•	a decrease of $2.0 million in costs and expenses of the Natural Gas Storage segment, resulting from lower costs associated with hub services transactions recognized as an expense, resulting from lower hub services activities.
     Income attributable to noncontrolling interests. Income attributable to noncontrolling interests, which through November 19, 2010, the date of the merger between Buckeye and BGH, represents Services Company’s equity and equity interests in Buckeye that were not owned by BGH, and includes portions of Sabina Pipelines (“Sabina”) and WesPac Pipelines — Memphis LLC (“WesPac Memphis”) that are not owned by Buckeye, was $1.3 million for the three months ended March 31, 2011 as compared to $39.4 million in the corresponding period in 2010. The 2011 amount includes $1.7 million of noncontrolling interests expense related to the 20% of BORCO not acquired by us until February 16, 2011.
     Consolidated net income attributable to unitholders. Consolidated net income attributable to our unitholders was $66.5 million for the three months ended March 31, 2011 compared to $11.3 million for the three months ended March 31, 2010. Interest and debt expense increased by $6.8 million for the three months ended March 31, 2011 as compared to the corresponding period in 2010, which increase was largely attributable to the issuance in January 2011 of $650.0 million aggregate principal amount of 4.875% Notes due 2021 and higher outstanding borrowings under BES’s credit agreement (“BES Credit Agreement”) and under our Credit Facility, partially offset by an increase of $1.0 million in capitalized interest, primarily as a result of the BORCO acquisition. Other revenue and expense items impacting operating income are discussed above.
     For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.
    Pipelines & Terminals
     Adjusted EBITDA. Adjusted EBITDA from the Pipelines & Terminals segment of $90.1 million for the three months ended March 31, 2011 increased by $6.6 million, or 7.9%, from $83.5 million for the corresponding period in 2010. The increase in Adjusted EBITDA was driven primarily by a $2.5 million benefit of higher tariff rates and terminalling fees, favorable settlement experience of $2.4 million, a $1.7 million increase related to a terminal acquisition in 2010 and increased storage, rental and other service revenues, a $0.6 million increase in income from equity investments and a $0.7 million decrease in cash operating expenses. These increases in Adjusted EBITDA were partially offset by a $1.3 million decrease in revenue from contract service activities at customer facilities as discussed below. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Pipelines & Terminals segment was $144.2 million for the three months ended March 31, 2011, which is an increase of $5.3 million, or 3.8%, from the corresponding period in 2010. Revenues increased due to favorable settlement experience of $2.4 million reflecting the favorable impact of higher refined petroleum product prices, a $2.5 million benefit of higher tariff rates and terminal fees resulting from overall average tariff rate increases of approximately 2.6% implemented on May 1, 2010, and an increase of $1.7 million related to a terminal acquisition in 2010 and increased storage, rental and other service revenues. Overall pipeline transportation volumes increased by 0.7%, which resulted in a $0.6 million increase in transportation revenues. These increases in revenue were partially offset by an overall decrease of 3.7% in terminalling volumes, due to decreased diesel, ethanol and jet fuel throughput volumes and a $1.3 million decrease in revenue from contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contract to the Development & Logistics segment.

     Total Costs and Expenses. Total costs and expenses from the Pipelines & Terminals segment were $72.9 million for the three months ended March 31, 2011, which is an increase of $2.5 million, or 3.5%, from the corresponding period in 2010. The increase in total costs and expenses was primarily due to a $3.2 million increase in payroll related costs, a $1.3 million increase in depreciation and amortization as a result of assets placed into service, a $1.0 million increase in professional fees, a $0.5 million increase in environmental remediation expenses and a $0.3 million increase in integrity program expenditures. Depreciation and amortization expense are not components of Adjusted EBITDA as presented in the reconciliation above.
     These increases in total costs and expenses were partially offset by a $1.3 million decrease in contract service activities due to the assignment of certain operating service contracts from the Pipelines & Terminals segment to the Development & Logistics segment, a $1.5 million decrease in bad debt expense and a $1.0 million decrease in operating power costs due to contract renegotiations.
     Operating Income. Operating income from the Pipelines & Terminals segment was $71.3 million for the three months ended March 31, 2011 compared to operating income of $68.5 million for the three months ended March 31, 2010. Revenue and expense items impacting operating income are discussed above.
    International Operations
     Adjusted EBITDA. Adjusted EBITDA from the International Operations segment was $25.5 million for the three months ended March 31, 2011. The revenue and expense factors affecting Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the International Operations segment was $45.1 million for the three months ended March 31, 2011. Revenues included storage fees of $33.7 million, which represent fees charged for storage of various products, berthing fees of $4.3 million, which represent amounts charged to ships that utilize the facility’s jetties, and other ancillary service revenues of $5.2 million. Also included in revenue is the recognition of $1.9 million of revenue from unfavorable storage contracts acquired in connection with the BORCO acquisition, which is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Total Costs and Expenses. Total costs and expenses from the International Operations segment were $26.3 million for the three months ended March 31, 2011, and included $15.9 million of costs and expenses related to operating the BORCO facility and the Yabucoa terminal, including payroll and benefits related costs, repairs and maintenance costs, insurance costs, professional fees, costs related to the transition services agreement we entered into with Vopak in connection with the acquisition and other expenses. Total costs and expenses also included $10.4 million of depreciation and amortization, primarily related to the depreciation of property, plant and equipment and the amortization of intangible assets (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion). Depreciation and amortization is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income. Operating income from the International Operations segment was $18.7 million for the three months ended March 31, 2011. Revenue and expense items impacting operating income are discussed above.
    Natural Gas Storage
     Adjusted EBITDA. Adjusted EBITDA from the Natural Gas Storage segment of $2.5 million for the three months ended March 31, 2011 decreased by $3.9 million, or 61.6%, from $6.4 million for the corresponding period in 2010. The decrease in Adjusted EBITDA was primarily the result of a decrease of $1.8 million in the net contribution from hub service activities, a decrease of $0.6 million in lease revenues and an increase of $1.6 million in other operating expenses during the three months ended March 31, 2011. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Natural Gas Storage segment was $19.6 million for the three months ended March 31, 2011, which is a decrease of $5.8 million, or 22.8%, from the corresponding period in 2010. This overall decrease is attributable to lower fees recognized as revenue and lower underlying volume for hub services provided during the three months ended March 31, 2011. Market conditions resulted in a decrease of $5.2 million in fees for hub service agreements recognized as revenue during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Lease revenue decreased $0.6 million for the three months ended March 31, 2011, due to a decrease in the fee charged for each volumetric unit of storage capacity leased.
     Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $20.0 million for the three months ended March 31, 2011, which is a decrease of $2.0 million, or 8.9%, from the corresponding period in 2010. Costs of natural gas storage services, which includes hub services fees paid to customers for hub service activities, decreased $3.3 million, which is the primary driver of the decrease in expenses. Total costs and expenses also include a decrease of $0.3 million in payroll related costs. These decreases in total costs and expenses were partially offset by an increase of $1.3 million in outside service costs, primarily due to well workover costs in the current period, and a $0.1 million increase in depreciation and amortization. Depreciation and amortization are not components of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income (Loss). Operating loss from the Natural Gas Storage segment was $0.4 million for the three months ended March 31, 2011 compared to operating income of $3.5 million for the three months ended March 31, 2010. Revenue and expense items impacting operating income (loss) are discussed above.
Energy Services
     Adjusted EBITDA. Adjusted EBITDA from the Energy Services segment of $2.8 million for the three months ended March 31, 2011 increased by $4.4 million, or 277.8%, from a loss of $1.6 million for the corresponding period in 2010. The increase in Adjusted EBITDA was primarily driven by higher volumes, higher rack margins and more opportunities to optimize our storage as compared to the 2010 period. At the rack, sales volumes were 42.9% higher than in the 2010 period. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.
     Revenue. Revenue from the Energy Services segment was $1,051.3 million for the three months ended March 31, 2011, which is an increase of $483.1 million, or 85.0%, from the corresponding period in 2010. This increase in revenue was primarily due to an increase in refined petroleum product average sales prices of approximately $0.66 per gallon (average sales price per gallon was $2.79 and $2.13 for the 2011 and 2010 periods, respectively) resulting in an increase of $248.1 million in the 2011 period, and an increase of 42.9% in sales volumes that contributed an additional $235.0 million in revenue.
     Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $1,050.0 million for the three months ended March 31, 2011, which is an increase of $478.4 million, or 83.7%, from the corresponding period in 2010. The increase in total costs and expenses was primarily due to a $478.8 million increase in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices (average cost of product sold per gallon was $2.77 and $2.12 for the 2011 and 2010 periods, respectively). The increase in the cost of product sold between the 2010 and 2011 periods was due to the 42.9% increase in volumes, and the $0.65 per gallon increase in product sales price was $233.9 million and $244.9 million, respectively. These increases in total costs and expenses were partially offset by a decrease of $0.7 million in bad debt expense.
     Operating Income (Loss). Operating income from the Energy Services segment was $1.3 million for the three months ended March 31, 2011 compared to operating loss of $3.4 million for the three months ended March 31, 2010. Revenue and expense items impacting operating income (loss) are discussed above.
    Development & Logistics
     Adjusted EBITDA. Adjusted EBITDA from the Development & Logistics segment of $1.4 million for the three months ended March 31, 2011 increased by $0.2 million, or 23.0%, from $1.2 million for the corresponding period in 2010, primarily due to by higher operating contract margins of $0.8 million, partially offset by higher operating expenses of $0.5 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

     Revenue. Revenue from the Development & Logistics segment was $9.6 million for the three months ended March 31, 2011, which is an increase of $2.1 million, or 27.6%, from the corresponding period in 2010. The increase in revenue was primarily due to an increase of $1.1 million in operating service revenues and an increase of $0.2 million in rental revenues from the 2010 period, primarily due to the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment, and an increase of $1.3 million in operating service revenues as a result of higher fees and increased reimbursable costs. These increases in revenues were partially offset by reduced construction contract activity following completion of certain construction projects, resulting in a $0.3 million reduction in construction contract revenues.
     Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $8.0 million for the three months ended March 31, 2011, which is an increase of $1.4 million, or 21.1%, from the corresponding period in 2010. The increase in total costs and expenses was the result of the increased operating services activities discussed above, including increased costs from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment, partially offset by higher income tax benefit of $0.2 million, which is not a component of Adjusted EBITDA as presented in the reconciliation above.
     Operating Income. Operating income from the Development & Logistics segment was $1.6 million for the three months ended March 31, 2011 compared to operating income of $0.9 million for the three months ended March 31, 2010. Revenue and expense items impacting operating income are discussed above.
Liquidity and Capital Resources
   General
     Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners. Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our units. We will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility. BES funds its working capital needs principally from its operations and the BES Credit Agreement. Our financial policy has been to fund sustaining capital expenditures with cash from operations. Expansion and cost improvement capital expenditures, along with acquisitions, have typically been funded from external sources including the Credit Facility as well as debt and equity offerings. Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.
     In 2011, we completed the purchase of First Reserve’s and Vopak’s interests in FRBCH, the indirect owner of BORCO, for approximately $1.4 billion in cash and equity. We also assumed BORCO’s outstanding indebtedness and settled BORCO’s interest rate derivative instruments, consisting of approximately $318.2 million. In order to fund a portion of the combined purchase price and the repayment of the assumption of BORCO’s indebtedness, in January 2011, we accessed the capital markets through a $650.0 million note issuance due 2021. The notes were issued at 99.62% of their principal amount. In addition, in January 2011, we issued 5,794,725 LP Units and 1,314,870 Class B Units to institutional investors for aggregate consideration of approximately $425.0 million. The proceeds from the debt offering and these equity issuances were used to fund a portion of the BORCO acquisition. The remaining purchase price for the BORCO acquisition and the repayment of the assumed debt was funded through the issuance of LP Units and Class B Units to both First Reserve and Vopak, cash on hand and borrowings under our Credit Facility.
     In April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $317.0 million, and were used to reduce amounts outstanding under our Credit Facility.
     As a result of our actions in 2011 and the fact that no debt facilities mature prior to 2012, we believe that availabilities under our Credit Facility and the BES Credit Agreement, coupled with ongoing cash flows from operations, will be sufficient to fund our operations for the remainder of 2011, including any expansion plans for the

BORCO terminal facility and the anticipated acquisition of assets from BP. In addition, we expect to use the proceeds from the sale of WT LPG to fund a portion of our internal growth capital projects planned for 2011. We will continue to evaluate a variety of financing sources, including the debt and equity markets described above, throughout 2011.
    Debt
     At March 31, 2011, we had $66.4 million of cash and cash equivalents on hand and approximately $245.0 million of available credit under the Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, at March 31, 2011, BES had $65.6 million of available credit under the BES Credit Agreement, pursuant to certain borrowing base calculations under that agreement.
     At March 31, 2011, we had an aggregate face amount of $2,645.0 million of debt, which consisted of the following:
•	$300.0 million of 4.625% Notes due 2013 (the “4.625% Notes”);

•	$275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”);

•	$125.0 million of 5.125% Notes due 2017 (the “5.125% Notes”);

•	$300.0 million of 6.050% Notes due 2018 (the “6.050% Notes”);

•	$275.0 million of 5.500% Notes due 2019 (the “5.500% Notes”);

•	$650.0 million of 4.875% Notes due 2021 (the “4.875% Notes”);

•	$150.0 million of 6.750% Notes due 2033 (the “6.750% Notes”);

•	$335.0 million outstanding under the Credit Agreement; and

•	$235.0 million outstanding under the BES Credit Agreement.
     See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information about the terms of the debt discussed above.
     On January 13, 2011, we sold the 4.875% Notes in an underwritten public offering. The notes were issued at 99.62% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $4.9 million, were approximately $642.6 million, and were used to fund a portion of the purchase price for our acquisition of BORCO. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the BORCO acquisition.
     On January 18, 2011, in connection with the BORCO acquisition, we repaid all of BORCO’s outstanding indebtedness and settled BORCO’s interest rate derivative instruments, consisting of approximately $318.2 million.
     The fair values of our aggregate debt and credit facilities were estimated to be $2,733.9 million and $1,897.5 million at March 31, 2011 and December 31, 2010, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.
    Equity
     On January 18 and 19, 2011, we issued 5,794,725 LP Units and 1,314,870 Class B Units to institutional investors for aggregate consideration of approximately $425.0 million to fund a portion of the BORCO acquisition. On January 18, 2011, we issued 2,483,444 LP Units and 4,382,889 Class B Units to First Reserve as $400.0 million of consideration to fund a portion of the acquisition of First Reserve’s 80% interest in BORCO. On February 16, 2011, we issued 620,861 LP Units and 1,095,722 Class B Units to Vopak as $100.0 million of consideration to fund a portion of the acquisition of Vopak’s 20% interest in BORCO. Equity issuance costs incurred on these transactions were approximately $4.6 million.

     As discussed above, in April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $317.0 million, and were used to reduce amounts outstanding under our Credit Facility.
    Registration Statement
     We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder.
    Cash Flows from Operating, Investing and Financing Activities
     The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$156,382	$144,048
Investing activities	(955,673)	11,211
Financing activities	852,095	(172,679)
Operating Activities
     Net cash flows provided by operating activities was $156.4 million for the three months ended March 31, 2011 compared to $144.0 million for the three months ended March 31, 2010. The following were the principal factors impacting net cash flows provided by operating activities for the three months ended March 31, 2011:
•	The net change in fair values of derivatives was a decrease of $78.6 million to cash flows from operating activities for the three months ended March 31, 2011, resulting from the decrease in value related to futures contracts executed to hedge physical inventory. The offsetting adjustment is made to the value of inventory by adjusting inventory to current market prices.

•	The net impact of working capital changes was an increase of $135.6 million to cash flows from operating activities for the three months ended March 31, 2011. The principal factors affecting the working capital changes were:
•	Inventories decreased by $169.7 million due to a decrease in volume of hedged inventory stored by the Energy Services segment. From time to time, the Energy Services segment stores hedged inventory to attempt to capture value when market conditions are economically favorable.

•	Trade receivables decreased by $6.9 million, due to the timing of collections from customers, primarily as a result of the timing of the BORCO acquisition, which occurred on January 18, 2011.

•	Prepaid and other current assets decreased by $7.7 million primarily due to a decrease in margin deposits on futures contracts in our Energy Services segment as a result of increased commodity prices during the three months ended March 31, 2011 (increased commodity prices result in an increase in our broker equity account and therefore less margin deposit is required), partially offset by an increase in prepaid insurance due to the timing of policy renewals and an increase in unbilled revenue within our Natural Gas Storage segment reflecting billings to counterparties in accordance with terms of their storage agreements.

•	Construction and pipeline relocation receivables decreased by $1.4 million primarily due to a decrease in construction activity in the 2011 period.

•	Accrued and other current liabilities decreased by $24.6 million primarily due to a decrease in accrued interest as a result of interest payments made during the period, a decrease in accrued compensation and benefits and a decrease due to the payment of accrued ammonia purchases during the period.

•	Accounts payable decreased by $25.3 million, due to lower payable balances at March 31, 2011 as a result of the timing of invoice payments, including those related to capital spending at our BORCO facility.
    Investing Activities
     Net cash flows used in investing activities was $955.7 million for the three months ended March 31, 2011 compared to net cash flows provided by investing activities of $11.2 million for the three months ended March 31, 2010. The following were the principal factors resulting in the $966.9 million increase in net cash flows used in investing activities:
•	Capital expenditures increased by $27.0 million for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. See below for a discussion of capital spending.

•	We completed the acquisition of BORCO by purchasing interests from First Reserve and Vopak on January 18, 2011 and February 16, 2011, respectively, for approximately $1.4 billion of total consideration, consisting of $893.7 million in cash, which is net of cash acquired of $27.0 million. The remaining consideration of $503.5 million consisted of the issuance of LP Units and Class B Units. See “— Financing Activities” below for a discussion of the repayment of BORCO’s outstanding indebtedness, which occurred in connection with the BORCO acquisition. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion regarding the BORCO acquisition.

•	We paid $22.4 million as a deposit for the pending acquisition of pipeline and terminal assets from BP, which we expect to close in the second quarter of 2011. See “Recent Developments” for further discussion.

•	Cash proceeds from the sale of the Buckeye NGL Pipeline were $22.0 million during the three months ended March 31, 2010.
     Capital expenditures, net of non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Sustaining capital expenditures	$7,473	$3,270
Expansion and cost reduction	30,560	7,693

Total capital expenditures, net	$38,033	$10,963

     Expansion and cost reduction projects in the first three months of 2011 included upgrades and expansions of the jetty structure at BORCO, terminal ethanol and butane blending, new pipeline connections, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the first three months of 2010, expansion and cost reduction projects included the Kirby Hills Phase II expansion project, terminal ethanol and butane blending, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.
     We expect to spend approximately $320.0 million to $410.0 million for capital expenditures in 2011, of which approximately $50.0 million to $70.0 million is expected to relate to sustaining capital expenditures and $270.0 million to $340.0 million is expected to relate to expansion and cost reduction projects. Approximately $220.0 million to $280.0 million of these amounts are related to capital expenditures in 2011 for the BORCO facility, of which $200.0 million to $250.0 million is expected to relate to expansion projects and $20.0 million to $30.0 million is expected to relate to sustaining capital expenditures. Approximately $100.0 million to $130.0 million of these amounts are related to capital expenditures in 2011 for our other assets, excluding the BORCO facility, of which $70.0 million to $90.0 million is expected to relate to expansion projects and $30.0 million to $40.0 million is expected to relate to sustaining capital expenditures. Sustaining capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Major expansion and cost reduction expenditures in 2011 will include upgrades and expansions of the jetty structure, the inland dock and berth developments and terminal storage tank expansion projects at the BORCO facility, completion of additional storage tanks in the Midwest, the refurbishment of storage tanks and facilities in the Northeast, installation of vapor recovery units throughout our system of terminals, new injection and withdrawal wells at our natural gas storage facilities and various upgrades and expansions of our ethanol business. Cost reduction expenditures improve operational efficiencies or reduce costs.
    Financing Activities
     Net cash flows provided by financing activities was $852.1 million for the three months ended March 31, 2011 compared to net cash flows used in financing activities of $172.7 million for the three months ended March 31, 2010. The following were the principal factors resulting in the $1,024.8 million increase in net cash flows provided by financing activities:
•	We borrowed $521.5 million and $59.5 million and repaid $284.5 million and $117.5 million under the Credit Facility during the three months ended March 31, 2011 and 2010, respectively.

•	We repaid $318.2 million of debt assumed in the BORCO acquisition, which includes settlement of BORCO’s interest rate derivative instruments (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•	Repayments under the Services Company 3.60% ESOP Notes were $1.5 million and $1.6 million during the three months ended March 31, 2011 and 2010, respectively. The 3.60% ESOP Notes were repaid in full in March 2011.

•	Net repayments under the BES Credit Agreement were $49.3 million and $56.3 million during the three months ended March 31, 2011 and 2010, respectively.

•	We received $647.5 million from the issuance in January 2011 of $650.0 million in aggregate principal amount of the 4.875% Notes in an underwritten public offering. Debt issuance costs incurred were $4.9 million. Proceeds from this offering were used to fund a portion of the BORCO acquisition. In connection with this debt offering, we settled a treasury lock agreement, which resulted in the receipt of $0.5 million that is being amortized into interest expense over the ten-year term of the 4.875% Notes.

•	We received total proceeds of $425.0 million from the issuance of 5,794,725 LP Units and 1,314,870 Class B Units to institutional investors in January 2011 to fund a portion of the BORCO acquisition. Equity issuance costs incurred in our equity transactions were approximately $4.6 million.

•	We received $0.3 million and $2.4 million in net proceeds from the exercise of LP Unit options during the three months ended March 31, 2011 and 2010, respectively.

•	Cash distributions paid to our partners were $78.1 million ($0.9875 per LP Unit) for the three months ended March 31, 2011. Cash distributions paid to partners of BGH were $11.6 million ($0.41 per unit) for the three months ended March 31, 2010. In connection with the Merger, BGH’s units were converted into Buckeye LP Units.

•	Distributions to noncontrolling partners of Buckeye, consisting primarily of distributions paid by Sabina and WesPac Memphis, were $1.2 million for the three months ended March 31, 2011. Distributions to noncontrolling partners of Buckeye, consisting primarily of distributions to holders of LP Units, were $47.6 million for the three months ended March 31, 2010. Included in this amount was approximately $1.1 million of distributions paid primarily by Sabina and WesPac Memphis. Buckeye paid cash distributions of $0.9375 per LP Unit in the 2010 period. In connection with the Merger, the majority of noncontrolling interests were eliminated.

Derivatives
     See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Market Risk — Non Trading Instruments” for a discussion of commodity derivatives used by our Energy Services segment.
Other Considerations
    Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2011 (in thousands):

	Payments Due by Period (1)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$2,410,000	$—	$635,000	$275,000	$1,500,000
Interest payments (3)	927,873	63,767	214,929	185,988	463,189

Operating leases: (4)
Office space and other (5)	26,216	1,524	4,510	4,867	15,315
Equipment (6)	11,808	2,620	7,095	2,093	—
Land leases (7)	382,321	3,500	9,906	10,324	358,591

Purchase obligations (8)	46,653	46,653	—	—	—
Capital expenditure obligations (9)	1,814	1,814	—	—	—

Total contractual cash obligations	$3,806,685	$119,878	$871,440	$478,272	$2,337,095

(1)	Less than 1 year represents amounts for the remainder of 2011 (April 1 through December 31), 1-3 years represents amounts for 2012 and 2013, 3-5 years represents amounts for 2014 and 2015, and more than 5 years represents amounts after 2015.

(2)	We have long-term payment obligations under our Credit Facility and our underwritten publicly issued notes. Amounts shown in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. We have assumed that the borrowings under our Credit Facility as of March 31, 2011 will not be repaid until the maturity date of the facility. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

(3)	Interest payments include amounts due on our notes and interest payments and commitment fees due on our Credit Facility. The interest amount calculated on the Credit Facility is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(4)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our operating leases with terms in excess of one year for the periods indicated. Lease expense is charged to operating expenses on a straight line basis over the period of expected benefit. Contingent rental payments are expensed as incurred. Total rental expense for the three months ended March 31, 2011 and 2010 was $7.6 million and $5.0 million, respectively.

(5)	Includes leases of space in office buildings and related land leases with respect to our Albany terminal.

(6)	Includes BORCO facility leases for tugboats and a barge in our International Operations segment.

(7)	Includes leases for inland dock and seabed in connection with our International Operations segment and leases for subsurface underground gas storage rights and surface rights in connection with our operations in the Natural Gas Storage segment. We may cancel the Natural Gas Storage segment leases if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years. Lease expense associated with the Natural Gas Storage segment leases, which is being recognized on a straight-line basis over 44 years, was approximately $1.8 million for each the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, the balance of our Natural Gas Storage segment deferred lease liability was $14.4 million and

$13.3 million, respectively. We estimate that this deferred lease liability will continue to increase through 2032, at which time our deferred lease liability is estimated to be approximately $64.7 million. Our deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

(8)	We have long and short-term purchase obligations for products and services with third-party suppliers. The prices that we are obligated to pay under these contracts approximate current market prices. The table shows our commitments and estimated payment obligations under these contracts for the periods indicated. Our estimated future payment obligations are based on the contractual price under each contract for products and services at March 31, 2011.

(9)	We have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services rendered or products purchased.
     In addition, our obligations related to our pension and postretirement benefit plans are discussed in Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
     There have been no material changes with regard to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K/A for the year ended December 31, 2010.
Related Party Transactions
     With respect to related party transactions, see Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk — Trading Instruments
     We have no trading derivative instruments.
Market Risk — Non-Trading Instruments
     We are exposed to financial market risk resulting from changes in commodity prices and interest rates. BORCO’s functional currency is the U.S. dollar and it is equivalent in value with the Bahamian dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in net income in the consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three months ended March 31, 2011.
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

     As of March 31, 2011, the Natural Gas Storage segment has recorded the following assets and liabilities related to its hub services agreements (in thousands):

March 31,
2011
Assets:
Hub service agreements	$28,657

Liabilities:
Hub service agreements	(18,331)

Total	$10,326

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
     As of March 31, 2011, the Energy Services segment had derivative assets and liabilities as follows (in thousands):

March 31,
2011
Assets:
Physical derivative contracts for refined products	$1,247

Liabilities:
Physical derivative contracts for refined products	(2,508)
Futures contracts for refined products	(4,289)
Futures contracts for natural gas	(116)

Total	$(5,666)

     Our hedged inventory portfolio extends to the third quarter of 2011. The majority of the unrealized loss at March 31, 2011 for inventory hedges represented by futures contracts will be realized by the second quarter of 2011 as the inventory is sold. During the three months ended March 31, 2011, a gain of $4.0 million was recorded on inventory hedges that were ineffective, and a loss of $10.5 million was recorded in earnings related to the time value component of the derivative instruments’ fair value that was excluded from the assessment of hedge effectiveness. At March 31, 2011, open refined petroleum product derivative contracts varied in duration in the overall portfolio, but did not extend beyond June 2012. In addition, at March 31, 2011, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

     Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at March 31, 2011, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Liability	$(5,666)
Fair value assuming 10% increase in underlying commodity prices	Liability	$(27,549)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$16,217
     The value of the open futures contract positions noted above were based upon quoted market prices obtained from NYMEX. The value of the physical derivative contracts was based on observable market data related to the obligation to provide refined petroleum products to customers.
     As discussed above, these commodity financial instruments are used primarily to manage the risk of market price volatility on the Energy Services segment’s refined petroleum product inventories and its physical derivative contracts. The derivative contracts used to hedge refined petroleum product inventories are classified as fair value hedges and are, therefore, expected to be highly effective in offsetting changes in the fair value of the refined petroleum product inventories.
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
     At March 31, 2011, we had total fixed-rate debt obligations at face value of $2,075.0 million, consisting of $300.0 million of the 4.625% Notes, $275.0 million of the 5.300% Notes, $125.0 million of the 5.125% Notes, $300.0 million of the 6.050% Notes, $275.0 million of the 5.500% Notes, $650.0 million of the 4.875% Notes and $150.0 million of the 6.750% Notes. The fair value of these fixed-rate debt obligations at March 31, 2011 was approximately $2,163.9 million. We estimate that a 1% decrease in rates for obligations of similar maturities would increase the fair value of our fixed-rate debt obligations by approximately $133.8 million.

     At March 31, 2011, our variable-rate obligations were $335.0 million under the Credit Facility and $235.0 million under the BES Credit Agreement. Based on the balances outstanding at March 31, 2011, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $5.7 million.
     We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. We have entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million related to the anticipated issuance of debt on or before July 15, 2013 and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended March 31, 2011, unrealized losses of $4.5 million were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.
     On January 13, 2011, we sold the 4.875% Notes in an underwritten public offering. In December 2010, in connection with the proposed offering, we entered into a treasury lock agreement to fix the ten-year treasury rate at 3.3375% per annum on a notional amount of $650.0 million. In January 2011, we subsequently cash-settled the treasury lock agreement upon the issuance of the 4.875% Notes and received approximately $0.5 million, which is being recognized as a reduction to interest and debt expense over the ten-year term of the 4.875% Notes.
     The following table presents the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value of the underlying debt at March 31, 2011 (in thousands):

		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$7,864
Fair value assuming 10% increase in underlying interest rates	Asset	$29,020
Fair value assuming 10% decrease in underlying interest rates	Liability	$(14,238)
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

     (b) Change in Internal Control Over Financial Reporting.
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     We closed the BORCO acquisitions on January 18, 2011 and February 16, 2011, and have begun the evaluation of the internal control structure of BORCO. We expect that evaluation to continue during the remainder of 2011. In recording the BORCO acquisitions, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of BORCO that are included in our earnings for the three months ended March 31, 2011.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.
Item 1A. Risk Factors
     Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2010 in addition to other information in such report and in this quarterly report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Item 6. Exhibits
     (a) Exhibits

2.1	Sale and Purchase Agreement by and among Vopak Bahamas B.V., Koninklijke Vopak N.V. and Buckeye Atlantic Holdings LLC dated as of February 15, 2011 (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 22, 2011). †

2.2	Asset Purchase Agreement, dated March 17, 2011, by and among BP Products North America Inc., BP West Coast Products LLC, and Buckeye Partners, L.P. (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on March 18, 2011). †

2.3	Share Purchase Agreement, dated March 17, 2011, by and among BP Oil Pipeline Company and Buckeye Partners, L.P. (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on March 18, 2011). †

3.1	Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of February 4, 1998 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of April 26, 2002 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of June 1, 2004, effective as of June 3, 2004 (Incorporated by reference to Exhibit 3.3 of the Buckeye Partners, L.P.’s Registration Statement on Form S-3 filed June 16, 2004).

3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of December 15, 2004 (Incorporated by reference to Exhibit 3.5 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of November 19, 2010 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed November 22, 2010).

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of January 18, 2011 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2011).

4.1	Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.2	First Supplemental Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.2 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.3	Second Supplemental Indenture dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.3 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.4	Third Supplemental Indenture dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 14, 2004).

4.5	Fourth Supplemental Indenture dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 30, 2005).

4.6	Fifth Supplemental Indenture dated as of January 11, 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 11, 2008).

4.7	Sixth Supplemental Indenture dated as of August 18, 2009, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 24, 2009).

4.8	Seventh Supplemental Indenture dated as of January 13, 2011, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2011).

4.9	Registration Rights Agreement, by and among Buckeye Partners, L.P., BGH GP Holdings, LLC, ArcLight Energy Partners Fund III, L.P., ArcLight Energy Partners Fund IV, L.P., Kelso Investment Associates VIII, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 11, 2010).

4.10	Registration Rights Agreement by and among Buckeye Partners, L.P., FR XI Offshore AIV, L.P. and the other investors named therein, dated as of December 18, 2010 (Incorporated by reference to Exhibit 10.4 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2010).

4.11	Registration Rights Agreement by and among Buckeye Partners, L.P. and the investors named therein, dated as of December 18, 2010 (Incorporated by reference to Exhibit 10.5 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2010).

4.12	Registration Rights Agreement by and between Buckeye Partners, L.P. and Vopak Bahamas B.V. dated as of February 15, 2011 (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 22, 2011).

*10.1	Buckeye Partners, L.P. Annual Incentive Compensation Plan, as Amended and Restated, effective as of January 1, 2011 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 19, 2011).

10.2	Unit Purchase Agreement by and between Buckeye Partners, L.P. and Vopak Bahamas B.V. dated as of February 15, 2011 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report of Form 8-K filed on February 22, 2011).

10.3	Transition Support Agreement by and among Buckeye Atlantic Holdings LLC, Vopak Bahamas B.V., FR Borco Topco L.P., FR Borco Coop Holdings, L.P., FR Borco Coop Holdings GP Limited, Bahamas Oil Refining Company International Limited and Vopak Koninklijke N.V. dated as of February 15, 2011 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report of Form 8-K filed on February 22, 2011).

*/**10.4	2011 Amendment to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan, dated March 25, 2011.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Represents management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Buckeye agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE PARTNERS, L.P. (Registrant)

	By:	Buckeye GP LLC, as General Partner

Date: May 9, 2011	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Senior Vice President and Chief Financial Officer (Principal Financial Officer)