Form 10-Q
period 2011-06-30
BUCKEYE PARTNERS, L.P.
filed 2011-08-08
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Limited partner units and Class B units outstanding as of August 3, 2011: 85,880,404 and 7,042,771, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$853,706	$501,744	$1,891,262	$1,069,914
Transportation and other services	223,386	165,532	438,366	328,536

Total revenue	1,077,092	667,276	2,329,628	1,398,450

Costs and expenses:
Cost of product sales and natural gas storage services	854,341	498,645	1,892,303	1,068,382
Operating expenses	89,869	68,769	170,133	135,352
Depreciation and amortization	29,756	14,669	55,997	29,197
General and administrative	17,191	13,254	32,697	24,089

Total costs and expenses	991,157	595,337	2,151,130	1,257,020

Operating income	85,935	71,939	178,498	141,430

Other income (expense):
Earnings from equity investments	2,034	2,764	5,381	5,416
Gain on sale of equity investment	34,112	—	34,112	—
Interest and debt expense	(28,596)	(21,350)	(57,093)	(43,006)
Other income	107	85	507	240

Total other income (expense)	7,657	(18,501)	(17,093)	(37,350)

Net income	93,592	53,438	161,405	104,080
Less: net income attributable to noncontrolling interests	(1,571)	(41,931)	(2,891)	(81,303)

Net income attributable to Buckeye Partners, L.P.	$92,021	$11,507	$158,514	$22,777

Earnings per unit:

Basic	$1.00	$0.58	$1.81	$1.14

Diluted	$1.00	$0.58	$1.80	$1.14

Weighted average number of units outstanding:

Basic	91,743	19,952	87,728	19,952

Diluted	92,088	19,952	88,042	19,952

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$93,592	$53,438	$161,405	$104,080
Other comprehensive income (loss):
Change in value of derivatives	(13,700)	—	(9,094)	—
Amortization of interest rate swaps	241	—	482	—
Gain on settlement of treasury lock, net of amortization	(13)	—	476	—
Amortization of benefit plan costs	(130)	—	(240)	—

Total other comprehensive loss	(13,602)	—	(8,376)	—

Comprehensive income	$79,990	$53,438	$153,029	$104,080

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$18,133	$13,626
Trade receivables, net	158,926	167,274
Construction and pipeline relocation receivables	5,040	6,803
Inventories	345,712	351,605
Derivative assets	749	1,634
Prepaid and other current assets	88,470	85,689

Total current assets	617,030	626,631

Property, plant and equipment, net	3,665,288	2,305,884

Equity investments	59,503	107,047
Goodwill	929,578	432,124
Intangible assets, net	243,783	44,067
Other non-current assets	51,439	58,463

Total assets	$5,566,621	$3,574,216

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$267,200	$284,300
Current portion of long-term debt	—	1,525
Accounts payable	67,036	68,530
Derivative liabilities	2,500	17,285
Accrued and other current liabilities	202,662	144,880

Total current liabilities	539,398	516,520

Long-term debt	2,189,238	1,519,393
Other non-current liabilities	198,101	128,043

Total liabilities	2,926,737	2,163,956

Commitments and contingent liabilities	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (85,879,280 and 71,436,099 units outstanding as of June 30, 2011 and December 31, 2010, respectively)	2,253,820	1,413,664
Class B Units (7,042,771 and 0 units outstanding as of June 30, 2011 and December 31, 2010, respectively)	398,734	—
Accumulated other comprehensive loss	(29,635)	(21,259)

Total Buckeye Partners, L.P. capital	2,622,919	1,392,405
Noncontrolling interests	16,965	17,855

Total partners’ capital	2,639,884	1,410,260

Total liabilities and partners’ capital	$5,566,621	$3,574,216

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$161,405	$104,080
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of equity investment	(34,112)	—
Value of ESOP shares released	1,183	2,271
Depreciation and amortization	55,997	29,197
Net changes in fair value of derivatives	(68,542)	(12,901)
Non-cash deferred lease expense	2,061	2,117
Amortization of unfavorable storage contracts	(4,328)	—
Earnings from equity investments	(5,381)	(5,416)
Distributions from equity investments	1,792	3,700
Amortization of other non-cash items	7,081	5,060
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	18,840	10,589
Construction and pipeline relocation receivables	1,763	2,469
Inventories	58,140	28,065
Prepaid and other current assets	334	36,962
Accounts payable	(23,715)	7,629
Accrued and other current liabilities	2,243	11,058
Other non-current assets	6,845	3,370
Other non-current liabilities	3,249	3,701

Total adjustments from operating activities	23,450	127,871

Net cash provided by operating activities	184,855	231,951

Cash flows from investing activities:
Capital expenditures	(100,461)	(27,572)
Deposit in anticipation of acquisition	(1,811)	—
Acquisitions, net of cash acquired	(1,061,232)	—
Proceeds from sale of equity investment	85,000	—
Net proceeds from disposal of property, plant and equipment	433	22,274

Net cash used in investing activities	(1,078,071)	(5,298)

Cash flows from financing activities:
Net proceeds from issuance of units	736,997	—
Proceeds from exercise of unit options	435	2,976
Issuance of long-term debt	647,530	—
Repayment of long term-debt	(1,525)	(3,104)
Borrowings under credit facility	683,532	95,000
Repayments under credit facility	(661,532)	(173,000)
Net repayments under BES credit agreement	(17,100)	(45,621)
Debt issuance costs	(4,919)	(3,227)
Repayment of debt assumed in BORCO acquisition	(318,167)	—
Costs associated with agreement and plan of merger	(1,350)	(1,547)
Distributions paid to noncontrolling partners of Buckeye Partners, L.P.	(3,768)	(96,435)
Proceeds from settlement of treasury lock	497	—
Distributions paid to partners of Buckeye GP Holdings L.P.	—	(23,772)
Distributions paid to unitholders	(162,907)	—

Net cash provided by (used in) financing activities	897,723	(248,730)

Net increase (decrease) in cash and cash equivalents	4,507	(22,077)
Cash and cash equivalents — Beginning of period	13,626	37,574

Cash and cash equivalents — End of period	$18,133	$15,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Buckeye Partners, L.P. Unitholders
	General Partner	Limited Partners	Class B Units	Management Units	Equity Gains on Issuance of Buckeye’s Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Partners’ capital - January 1, 2011	$—	$1,413,664	$—	$—	$—	$(21,259)	$17,855	$1,410,260
Net income	—	147,520	10,994	—	—	—	2,891	161,405
Acquisition of 80% interest in BORCO	—	—	—	—	—	—	276,508	276,508
Acquisition of remaining interest in BORCO	—	—	—	—	—	—	(278,211)	(278,211)
Costs associated with agreement and plan of merger	—	(1,350)	—	—	—	—	—	(1,350)
Distributions paid to partners	—	(162,907)	—	—	—	—	—	(162,907)
Issuance of units to First Reserve for BORCO acquisition	—	152,772	254,619	—	—	—	—	407,391
Issuance of units to Vopak for BORCO acquisition	—	36,041	60,069	—	—	—	—	96,110
Issuance of units to institutional investors	—	350,001	75,000	—	—	—	—	425,001
Equity issuance costs	—	(2,693)	(1,948)	—	—	—	—	(4,641)
Net proceeds from issuance of LP Units in underwritten public offering	—	316,637	—	—	—	—	—	316,637
Amortization of unit-based compensation awards	—	4,753	—	—	—	—	—	4,753
Exercise of LP Unit options	—	435	—	—	—	—	—	435
Services Company’s non-cash ESOP distributions	—	—	—	—	—	—	(1,410)	(1,410)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,768)	(3,768)
Amortization of benefit plan costs	—	—	—	—	—	(240)	—	(240)
Change in value of derivatives	—	—	—	—	—	(9,094)	—	(9,094)
Amortization of interest rate swaps	—	—	—	—	—	482	—	482
Amortization of treasury lock settlement	—	—	—	—	—	(21)	—	(21)
Proceeds from settlement of treasury lock	—	—	—	—	—	497	—	497
Noncash accrual for distribution equivalent rights	—	(578)	—	—	—	—	—	(578)
Other	—	(475)	—	—	—	—	3,100	2,625

Partners’ capital - June 30, 2011	$—	$2,253,820	$398,734	$—	$—	$(29,635)	$16,965	$2,639,884

Partners’ capital - January 1, 2010	$7	$236,545	$—	$3,225	$2,557	$—	$1,209,960	$1,452,294
Net income	—	22,350	—	427	—	—	81,303	104,080
Costs associated with agreement and plan of merger	—	(1,941)	—	(37)	—	—	(1,846)	(3,824)
Distributions paid to partners of BGH	—	(23,327)	—	(445)	—	—	—	(23,772)
Recognition of unit-based compensation charges	—	630	—	12	—	—	—	642
Amortization of unit-based compensation awards	—	—	—	—	—	—	3,596	3,596
Exercise of LP Unit options	—	—	—	—	—	—	2,976	2,976
Services Company’s non-cash ESOP distributions	—	—	—	—	—	—	(2,639)	(2,639)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(96,435)	(96,435)
Change in value of derivatives	—	—	—	—	—	—	(36,600)	(36,600)
BGH’s investment in LP units	—	—	—	—	—	—	4,503	4,503
Other	—	—	—	—	—	—	(991)	(991)

Partners’ capital - June 30, 2010	$7	$234,257	$—	$3,182	$2,557	$—	$1,163,827	$1,403,830

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

We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 6,100 miles of pipeline and over 100 active products terminals that provide aggregate storage capacity of over 64 million barrels. In 2011, we acquired (i) the Bahamas Oil Refining Company International Limited (“BORCO”) terminal facility in Freeport, Grand Bahama, The Bahamas, with a total installed capacity of approximately 21.6 million barrels, (ii) 33 refined petroleum products terminals with a total storage capacity of over 10 million barrels and approximately 650 miles of refined petroleum products pipelines (see Note 2) and (iii) interests in two petroleum products terminals in Maine with a total storage capacity of approximately 0.9 million barrels and a 124-mile pipeline that connects the two terminals (see Note 22). In addition, we operate and maintain approximately 3,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a high performance natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.

We operate and report in five business segments: Pipelines & Terminals; International Operations; Natural Gas Storage; Energy Services; and Development & Logistics. Effective January 1, 2011, we realigned our five business segments. We combined the Pipeline Operations and Terminalling & Storage segments into one segment, the Pipelines & Terminals segment, and moved our terminal in Yabucoa, Puerto Rico, previously included as part of the Terminalling & Storage segment, to a new International Operations segment with the BORCO facility. See Note 20 for a discussion of our business segments.

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

Buckeye Pipe Line Services Company (“Services Company”) was formed in 1996 in connection with the establishment of the Buckeye Pipe Line Services Company Employee Stock Ownership Plan (the “ESOP”). At June 30, 2011, Services Company owned approximately 1.6% of our LP Units. Services Company employees provide services to our operating subsidiaries. Pursuant to a services agreement entered into in December 2004, our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company. Services Company has been consolidated into our financial statements.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements reflect the financial results of BGH for periods prior to the effective date of the Merger. BGH is considered the surviving consolidated entity for accounting purposes, although Buckeye

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The reconciliation of Buckeye’s net income, as historically reported, to the net income reported in these financial statements for the three and six months ended June 30, 2010 is as follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Buckeye’s net income, as previously reported	$55,425	$107,703
Adjustments:
Depreciation and amortization (1)	1,117	2,233
Costs and expenses (2)	(3,017)	(5,662)
Other (3)	(87)	(194)

Net income	$53,438	$104,080

(1)	Represents the amortization of the market value of LP Units issued in August 1997 in connection with the restructuring of Services Company’s ESOP. The market value of those LP Units was $64.2 million, and this amount was recorded as a deferred charge and is being amortized on a straight-line basis over 13.5 years. This deferred charge was not previously included in Buckeye’s net income because Services Company was consolidated with BGH, but not Buckeye, for periods prior to the effective date of the Merger.
(2)	Amounts include payroll and benefits costs, professional fees, certain state franchise taxes, insurance costs and miscellaneous other expenses incurred by BGH.
(3)	Includes interest expense on Services Company’s debt and commitment fees on BGH’s credit facility. The interest expense was not previously included in Buckeye’s net income because Services Company was consolidated with BGH, but not Buckeye, for periods prior to the effective date of the Merger.

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

Recent Accounting Developments

Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to a gross presentation for Level 3 activity. The new accounting guidance was effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance became effective for us on January 1, 2011. We have included the enhanced disclosure requirements regarding fair value measurements in Note 14.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the FASB issued guidance that is intended to result in convergence between GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the new guidance include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

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

Presentation of Comprehensive Income. In June 2011, the FASB issued guidance that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in unitholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The new guidance is effective for interim and annual periods beginning after December 15, 2011. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The acquisitions of terminals from an affiliate of Royal Dutch Shell plc (“Shell”) and from affiliates of FRC Founders Corporation (“First Reserve”) and Vopak Bahamas B.V. (“Vopak”) and the acquisition of pipeline and terminal assets from BP Products North America Inc. and its affiliates (“BP”) have been accounted for as business combinations. The total purchase price for these acquisitions was allocated to the fair value of the assets acquired

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and the liabilities assumed based on an assessment of their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The results of their operations have been included in our condensed consolidated financial statements since their respective acquisition dates.

Puerto Rico Terminal Acquisition

On December 10, 2010, we, through a wholly owned subsidiary, acquired a refined petroleum products terminal in Yabucoa, Puerto Rico from an affiliate of Shell for $32.8 million, net of cash acquired of $3.5 million. The terminal includes 44 storage tanks with approximately 4.6 million barrels of gasoline, jet fuel, diesel, fuel oil and crude oil storage capacity. Shell entered into a commercial contract with us concurrent with the acquisition regarding usage of the acquired facility. We believe the acquisition of these assets furthers our geographic diversification efforts as this was our first acquisition outside the continental United States and enables us to participate in a growth market outside our existing system footprint. The operations of these acquired assets are reported in the International Operations segment. The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Current assets	$183
Inventory	867
Property, plant and equipment	31,770
Intangible assets	3,363
Other assets	17,720
Current liabilities	(3,413)
Other liabilities	(17,720)

Allocated purchase price	$32,770

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

BORCO Acquisition

On December 18, 2010, we, through a wholly owned subsidiary, entered into a sale and purchase agreement with affiliates of First Reserve, pursuant to which we agreed to acquire First Reserve’s indirect 80% interest in FR Borco Coop Holdings, L.P. (“FRBCH”), the indirect owner of BORCO, for $1.15 billion, financed through a combination of debt and equity, including the issuance of Class B units representing limited partner interests (“Class B Units”) and LP Units to First Reserve. BORCO is the fourth largest oil and petroleum products storage terminal in the world and the largest petroleum products facility in the Caribbean with current storage capacity of approximately 21.6 million barrels. On January 18, 2011, we completed the purchase of First Reserve’s interest in BORCO through the acquisition by us of all of the partnership interests in FR Borco Topco, L.P., which indirectly owned First Reserve’s interest.

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

On January 13, 2011, we issued $650.0 million aggregate principal amount of 4.875% Notes due 2021 (the “4.875% Notes”) in an underwritten public offering. The notes were issued at 99.62% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $4.9 million, were approximately $642.6 million, and were used to fund a portion of the purchase price of the BORCO acquisition.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of the BORCO acquisition are included in our consolidated financial statements from the date of acquisition and are included in our International Operations segment. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the BORCO acquisition with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition. Fair values have been developed using recognized business valuation techniques and are subject to change pending final valuation analysis. The purchase price has been allocated to tangible and intangible assets acquired, on a preliminary basis, as follows (in thousands):

Current assets	$41,540
Inventory	1,645
Property, plant and equipment	1,105,278
Intangible assets	206,000
Other assets	415
Goodwill	497,454
Current liabilities	(55,270)
Debt, including interest rate derivative instruments	(318,167)
Other non-current liabilities	(54,708)

Allocated purchase price	$1,424,187

Pipeline and Terminals Acquisition

On June 1, 2011, we acquired 33 refined petroleum products terminals with total storage capacity of over 10 million barrels and approximately 650 miles of refined petroleum products pipelines from BP for $166.0 million. The terminal and pipeline assets are located in the Midwestern, Southeastern and Western United States. BP entered into a commercial contract with us concurrent with the acquisition relating to the continued usage of these terminals. We believe the acquisition of these assets further extends our operations into new, key geographic markets. The operations of these acquired assets are reported in the Pipelines & Terminals segment. We funded this acquisition with borrowings under our Credit Facility. We continue to evaluate and may revise the preliminary purchase price allocation, primarily the value of property, plant and equipment, in future periods as estimated fair values are finalized. The purchase price has been allocated to tangible assets acquired, on a preliminary basis, as follows (in thousands):

Inventory	$1,161
Property, plant and equipment	183,537
Environmental and other liabilities	(18,722)

Allocated purchase price	$165,976

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro forma Financial Results

Our condensed consolidated statements of operations do not include earnings from BORCO prior to January 18, 2011, the effective date of the BORCO acquisition. The following table presents selected unaudited pro forma earnings information for the three months ended June 30, 2010 and the six months ended June 30, 2011 and 2010, as if the BORCO acquisition had occurred on January 1, 2010. This pro forma information does not give effect to any of the other acquisitions we have made since January 1, 2010, as pro forma results including those acquisitions would not be materially different from the information presented in our accompanying condensed consolidated statements of operations. The pro forma information presented below was prepared using BORCO’s historical financial data and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what our consolidated financial results would have been had we actually acquired BORCO on January 1, 2010 or the results that may be attained in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
As reported	$1,077,092	$667,276	$2,329,628	$1,398,450
Pro forma adjustments	—	49,904	8,358	96,414

Pro forma revenues	$1,077,092	$717,180	$2,337,986	$1,494,864

Net income:
As reported	$92,021	$11,507	$158,514	$22,777
Pro forma adjustments	—	17,000	4,057	33,782

Pro forma net income	$92,021	$28,507	$162,571	$56,559

Pro forma earnings per unit:
Basic	$1.00	$0.80	$1.85	$1.58

Diluted	$1.00	$0.80	$1.85	$1.58

Pro forma weighted average number of units outstanding:
Basic	91,743	35,829	87,728	35,760

Diluted	92,088	35,829	88,042	35,760

Dispositions

On May 11, 2011, we sold our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”) to affiliates of Atlas Pipeline Partners L.P. for $85.0 million. WT LPG owns a 2,295-mile common-carrier pipeline system that transports natural gas liquids from points in New Mexico and Texas to Mont Belvieu, Texas for fractionation. Chevron Pipeline Company, which owns the remaining 80% interest, is the operator of WT LPG. The proceeds from the sale will be used to fund a portion of our internal growth capital projects in 2011. We recognized a gain of $34.1 million on the sale of our interest in WT LPG.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the MOU provides that, in settlement of the plaintiffs’ claims (including any claim against the defendants by the plaintiffs’ counsel for attorneys’ fees or expenses related to the litigation), the defendants (or their insurers) will make a cash payment of $900,000 to plaintiff’s counsel for attorneys’ fees, subject to final court approval of the settlement. On January 25, 2011, pursuant to the MOU, the parties signed a Stipulation of Settlement. The Stipulation of Settlement was filed with the court, and the court preliminarily approved the settlement on March 21, 2011. The court held a hearing on May 23, 2011 to consider the fairness of the settlement and whether to finally approve the settlement. On May 23, 2011, after the hearing, the court issued an order that, among other things, finally approved all terms of the settlement and dismissed the action.

We and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the Complaint, and specifically deny that any modifications to the Merger Agreement or any supplemental disclosure was required or advisable under any applicable rule, statute, regulation or law. However, to avoid the substantial burden, expense, risk, inconvenience and distraction of continuing the litigation, and to fully resolve the claims alleged, we and the other defendants agreed to the proposed settlement described above.

Environmental Contingencies

In accordance with our accounting policy, we recorded operating expenses, net of insurance recoveries, of $2.4 million and $2.5 million during the three months ended June 30, 2011 and 2010, respectively, related to environmental expenditures unrelated to claims and proceedings. For the six months ended June 30, 2011 and 2010, we recorded operating expenses, net of insurance recoveries, of $4.8 million and $5.4 million, respectively, related to environmental expenditures unrelated to claims and proceedings.

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

Leases –Where We are Lessee

We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Lease expense is charged to operating expenses on a straight-line basis over the period of expected benefit. Contingent rental payments are expensed as incurred. Total rental expense for the three months ended June 30, 2011 and 2010 was $8.5 million and $5.5 million, respectively. For the six months ended June 30, 2011 and 2010, total rental expense was $16.1 million and $10.5 million, respectively. The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31 (in thousands):

	Office space and other (1)	Equipment (2)	Land Leases (3)	Total (4)

2011 (remainder)	$1,011	$1,753	$2,334	$5,098
2012	2,270	3,487	4,890	10,647
2013	2,439	3,608	5,016	11,063
2014	2,535	2,093	5,100	9,728
2015	2,634	—	5,224	7,858
Thereafter	16,380	—	358,591	374,971

Total	$27,269	$10,941	$381,155	$419,365

(1)	Includes leases of space in office buildings and related land leases with respect to our Albany terminal.
(2)	Includes BORCO facility leases for tugboats and a barge in our International Operations segment.
(3)

Includes leases for inland dock and seabed in connection with our operations in the International Operations segment and leases for subsurface underground gas storage rights and surface rights in connection with our operations in the Natural Gas Storage segment. We may cancel the Natural Gas Storage segment leases if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years. Lease expense associated with the Natural Gas Storage segment leases, which is being recognized on a straight-line basis over 44 years, was approximately $1.8 million for each of the three months ended June 30, 2011 and 2010 and $3.6 million for each of the six months ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, the balance of our Natural Gas Storage segment deferred lease liability was $15.4 million and $13.3 million, respectively. We estimate that this deferred lease liability will continue to increase through 2032, at which time our deferred lease liability is estimated to be approximately $64.7 million. Our

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.
(4)	Total minimum lease payment obligations for 2011 is the remaining portion from July 1 through December 31, 2011. All other years consist of the total minimum lease payment obligations for the full year.

Leases – Where We are Lessor

We have entered into capacity and other leases with remaining terms from 1 to 12 years that are accounted for as operating leases. All of the agreements provide for negotiated extensions. Future minimum lease payments to be received under such operating leasing arrangements as of December 31, 2011 are as follows, with the amount for 2011 consisting of the remainder of 2011 (July 1 through December 31) and all other years consisting of the total amount for the full year (in thousands):

Years Ending December 31,

2011 (remainder)	$59,695
2012	80,212
2013	43,624
2014	11,526
2015	11,152
Thereafter	50,891

Total	$257,100

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Refined petroleum products (1)	$331,529	$340,659
Materials and supplies	14,183	10,946

Total inventories	$345,712	$351,605

(1)	Ending inventory was 111.0 million and 134.9 million gallons of refined petroleum products at June 30, 2011 and December 31, 2010, respectively.

At both June 30, 2011 and December 31, 2010, approximately 94% of our refined petroleum products inventory was hedged. Hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations. Inventory not accounted for as a fair value hedge is accounted for at weighted average cost.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Prepaid insurance	$14,528	$8,865
Insurance receivables	8,736	8,886
Ammonia receivable	1,510	1,295
Margin deposits	13,499	18,833
Prepaid services	17,592	24,359
Unbilled revenue	6,842	3,263
Tax receivable	3,640	120
Prepaid taxes	7,752	5,417
Customer deposits	1,913	2,657
Other	12,458	11,994

Total prepaid and other current assets	$88,470	$85,689

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Land	$226,211	$64,905
Rights-of-way	108,533	97,529
Pad gas	29,346	29,346
Buildings and leasehold improvements	122,392	109,585
Jetties and subsea pipelines	158,281	—
Gas storage facility	195,087	196,077
Pipeline and terminals	2,718,128	1,982,049
Vehicles, equipment and office furnishings	215,728	72,901
Construction in progress	255,233	66,642

Total property, plant and equipment	4,028,939	2,619,034
Less: Accumulated depreciation	(363,651)	(313,150)

Total property, plant and equipment, net	$3,665,288	$2,305,884

Depreciation expense was $26.1 million and $13.4 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, depreciation expense was $49.3 million and $26.7 million, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY INVESTMENTS

We own interests in related businesses that are accounted for using the equity method of accounting. The following table presents our equity investments, all included within the Pipelines & Terminals segment, at the dates indicated (in thousands):

	Ownership	June 30, 2011	December 31, 2010

Muskegon Pipeline LLC	40.0%	$14,129	$14,552
Transport4, LLC	25.0%	441	341
West Shore Pipe Line Company	34.6%	44,933	43,563
West Texas LPG Pipeline Limited Partnership (1)	—	—	48,591

Total equity investments		$59,503	$107,047

(1)	In May 2011, we sold our 20% interest in this investment. See Note 2 for further information.

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Muskegon Pipeline LLC	$(85)	$227	$98	$571
Transport4, LLC	42	30	100	69
West Shore Pipe Line Company	1,338	1,294	2,886	2,501
West Texas LPG Pipeline Limited Partnership (1)	739	1,213	2,297	2,275

Total earnings from equity investments	$2,034	$2,764	$5,381	$5,416

(1)	In May 2011, we sold our 20% interest in WT LPG. Amounts for WT LPG are included through the date of the sale of our interest.

Combined income statement data for the periods indicated for our equity investments are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$28,201	$35,754	$61,504	$67,299
Costs and expenses	(17,958)	(20,343)	(34,966)	(36,244)
Non-operating expense	(3,267)	(3,461)	(6,820)	(7,038)

Net income (1)	$6,976	$11,950	$19,718	$24,017

(1)	In May 2011, we sold our 20% interest in WT LPG. Amounts for WT LPG are included through the date of the sale of our interest.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. Goodwill is not amortized; it is subject to annual impairment testing. The following table summarizes our goodwill amounts by segment at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Pipelines & Terminals:
Purchase of general partner interests in 2004	$210,066	$210,066
Acquisition of six terminals in June 2000	11,355	11,355
Acquisition of Albany Terminal in 2008	26,829	26,829

Subtotal	248,250	248,250

International Operations:
Acquisition of BORCO in 2011	497,454	—

Natural Gas Storage:
Acquisition of Lodi Gas in 2008	169,560	169,560

Energy Services:
Acquisition of Farm & Home in 2008	1,132	1,132

Development & Logistics:
Purchase of general partner interests in 2004	13,182	13,182

Total goodwill	$929,578	$432,124

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	June 30, 2011	December 31, 2010

Customer relationships	$247,663	$41,663
Accumulated amortization	(14,142)	(8,600)

Net carrying amount	233,521	33,063

Customer contracts	16,380	16,380
Accumulated amortization	(6,118)	(5,376)

Net carrying amount	10,262	11,004

Total intangible assets	$243,783	$44,067

For the three months ended June 30, 2011 and 2010, amortization expense related to intangible assets was $3.5 million and $1.1 million, respectively. For the six months ended June 30, 2011 and 2010, amortization expense related to intangible assets was $6.3 million and $2.2 million, respectively. Amortization expense related to intangible assets is expected to be approximately $6.7 million for the remainder of 2011 (July 1 through December 31), $13.4 million for 2012, $13.4 million for 2013, $13.2 million for 2014 and $12.2 million for 2015.

9. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Prepaid services	$2,064	$5,836
Unbilled revenue	—	2,163
Derivative assets	—	3,892
Debt issuance costs	14,285	11,184
Insurance receivables	7,900	8,826
Indemnification asset (see Note 2)	17,720	17,720
Other	9,470	8,842

Total other non-current assets	$51,439	$58,463

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Taxes - other than income	$24,026	$20,698
Accrued employee benefit liability	3,817	3,817
Environmental liabilities	15,586	10,471
Interest payable	45,429	30,700
Payable for ammonia purchase	2,701	2,354
Unearned revenue	18,733	18,776
Compensation and vacation	16,125	13,134
Accrued capital expenditures	20,197	2,032
Deferred consideration	1,000	2,010
Customer deposits	8,555	5,389
Unfavorable storage contracts (1)	9,583	—
Other	36,910	35,499

Total accrued and other current liabilities	$202,662	$144,880

(1)	See Note 12 for a discussion of the unfavorable storage contracts acquired in connection with the BORCO acquisition.

11. DEBT OBLIGATIONS

Long-term debt consists of the following at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

4.625% Notes due July 15, 2013 (1)	$300,000	$300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
4.875% Notes due February 1, 2021 (1)	650,000	—
6.750% Notes due August 15, 2033 (1)	150,000	150,000
Credit Facility	120,000	98,000
BES Credit Agreement	267,200	284,300
Services Company 3.60% ESOP Notes due March 28, 2011	—	1,531
Retirement premium	—	(6)

Total debt	2,462,200	1,808,825
Other, including unamortized discounts and fair value hedges	(5,762)	(3,607)

Subtotal debt	2,456,438	1,805,218
Less: Current portion of long-term debt	(267,200)	(285,825)

Total long-term debt	$2,189,238	$1,519,393

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair values of our aggregate debt and credit facilities were estimated to be $2,586.2 million and $1,897.5 million at June 30, 2011 and December 31, 2010, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of the variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.

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

Services Company ESOP Notes

At December 31, 2010, Services Company had total debt outstanding of $1.5 million consisting of 3.60% Senior Secured Notes due March 28, 2011 payable by the ESOP to a third-party lender, which were repaid on March 28, 2011.

Credit Facility

We have a borrowing capacity of $580.0 million under the Credit Facility with SunTrust Bank, as administrative agent, which may be expanded up to $780.0 million subject to certain conditions and upon the further approval of the lenders. The Credit Facility’s maturity date is August 24, 2012, which we may extend for up to two additional one-year periods. Borrowings under the Credit Facility bear interest under one of two rate options, selected by us, equal to either (i) the greater of (a) the federal funds rate plus 0.5% and (b) SunTrust Bank’s prime rate plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is determined based on the current utilization level of the Credit Facility and ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Service for our senior unsecured non-credit enhanced long-term debt. At June 30, 2011 and December 31, 2010, $120.0 million and $98.0 million, respectively, were outstanding under the Credit Facility. The weighted average interest rate for borrowings under the Credit Facility was 0.5% at June 30, 2011.

The Credit Facility requires us to maintain a specified ratio (the “Funded Debt Ratio”) of no greater than 5.00 to 1.00 subject to a provision that allows for increases to 5.50 to 1.00 in connection with certain acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization, in each case excluding the income of certain of our majority-owned subsidiaries and equity investments (but including distributions from those majority-owned subsidiaries and equity investments). At June 30, 2011, our Funded Debt Ratio was approximately 4.2 to 1.00. As permitted by the Credit Facility, the $267.2 million of borrowings by Buckeye Energy Services LLC (“BES”) under its separate credit agreement (discussed below) was excluded from the calculation of the Funded Debt Ratio.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Credit Facility contains other covenants including, but not limited to, covenants limiting our ability to incur additional indebtedness, to create or incur liens on our property, to dispose of property material to our operations, and to consolidate, merge or transfer assets. At June 30, 2011, we were not aware of any instances of noncompliance with the covenants under our Credit Facility.

At June 30, 2011 and December 31, 2010, we had committed $1.5 million and $1.4 million, respectively, in support of letters of credit. The obligations for letters of credit are not reflected as debt on our condensed consolidated balance sheets.

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

The balances outstanding under the BES Credit Agreement were approximately $267.2 million and $284.3 million at June 30, 2011 and December 31, 2010, respectively, both of which were classified as current liabilities in our condensed consolidated balance sheets. The BES Credit Agreement requires BES to meet certain financial covenants, which are defined in the BES Credit Agreement and summarized below (in millions, except for the leverage ratio):

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

At June 30, 2011, BES’s Consolidated Tangible Net Worth and Consolidated Net Working Capital were $122.2 million and $82.7 million, respectively, and the Consolidated Leverage Ratio was 3.1 to 1.0. The weighted average interest rate for borrowings outstanding under the BES Credit Agreement was 2.5% at June 30, 2011.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the BES Credit Agreement contains other covenants, including, but not limited to, covenants limiting BES’s ability to incur additional indebtedness, to create or incur certain liens on its property, to consolidate, merge or transfer its assets, to make dividends or distributions, to dispose of its property, to make investments, to modify its risk management policy, or to engage in business activities materially different from those presently conducted. At June 30, 2011, we were not aware of any instances of noncompliance with the covenants under the BES Credit Agreement.

12. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Accrued employee benefit liabilities (see Note 15)	$48,596	$49,170
Accrued environmental liabilities	39,924	20,346
Deferred consideration	17,764	16,415
Deferred rent	15,454	13,393
Uncertain tax position liability (see Note 2)	17,720	17,720
Unfavorable storage contracts (1)	43,589	—
Derivative liabilities	5,918	—
Other	9,136	10,999

Total other non-current liabilities	$198,101	$128,043

(1)	In determining fair value of assets and liabilities acquired in the BORCO acquisition (see Note 2), we allocated negative fair values to certain unfavorable storage contracts at the date of acquisition and recorded them as current and long-term liabilities in the condensed consolidated balance sheet. The unfavorable storage contracts are being recognized in revenues based on the estimated realization of the fair value established on the acquisition date over the contractual life. At June 30, 2011, amount is net of $4.3 million of recognized revenue. Revenue to be recognized related to these unfavorable storage contracts is expected to be approximately $4.8 million for the remainder of 2011 (July 1 through December 31) and $9.6 million for each of the years 2012 through 2015. See Note 10 for the current portion of unfavorable storage contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Adjustments to funded status of retirement income guarantee plan and retiree medical plan	$(10,323)	$(10,323)
Amortization of interest rate swap	(6,307)	(6,789)
Derivative instruments	(5,950)	3,144
Gain on settlement of treasury lock, net of amortization	476	—
Accumulated amortization of retirement income guarantee plan and retiree medical plan	(7,531)	(7,291)

Total accumulated other comprehensive loss	$(29,635)	$(21,259)

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. We have entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million related to the anticipated issuance of debt on or before July 15, 2013 and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended June 30, 2011 and 2010, unrealized losses of $13.8 million and unrealized losses of $34.9 million, respectively, were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. During the six months ended June 30, 2011 and 2010, unrealized losses of $9.3 million and unrealized losses of $36.2 million, respectively, were recorded in accumulated other comprehensive income (loss). We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.

On January 13, 2011, we issued the 4.875% Notes in an underwritten public offering. In December 2010, in connection with the proposed offering, we entered into a treasury lock agreement to fix the 10-year treasury rate at 3.3375% per annum on a notional amount of $650.0 million. In January 2011, we subsequently cash-settled the treasury lock agreement upon the issuance of the 4.875% Notes and received approximately $0.5 million, which is being recognized as a reduction to interest expense over the term of the 4.875% Notes.

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

In order to hedge the cost of natural gas used to operate our turbine engines at our Linden, New Jersey location, our Pipelines & Terminals segment bought natural gas futures contracts in March 2009 with terms that coincide with the remaining term of an ongoing natural gas supply contract (through August 2011). We designated the futures contracts as cash flow hedges at inception.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our commodity derivative instruments outstanding at June 30, 2011 (amounts in thousands of gallons, except as noted):

	Volume (1)		Accounting Treatment
Derivative Purpose	Current	Long-Term (2)

Derivatives NOT designated as hedging instruments:

Physical derivative contracts for refined products	2,885	—	Mark-to-market
Futures contracts for refined products	12,180	—	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for refined products	104,202	—	Fair Value Hedge
Futures contracts for natural gas (BBtu) (3)	30	—	Cash Flow Hedge

(1)	Volume represents absolute value of net notional volume position.
(2)	The maximum term for derivatives included in the long-term column is June 2012.
(3)	BBtu represents one billion British thermal units.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments at the dates indicated (in thousands):

	June 30, 2011
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment	Total
Physical derivative contracts for refined products	$2,012	$—	$2,012	$(1,368)	$644
Futures contracts for refined products	5,288	3,859	9,147	(9,042)	105
Futures contracts for natural gas	4	—	4	(4)	—

Total current derivative assets	7,304	3,859	11,163	(10,414)	749

Interest rate derivatives	—	1,193	1,193	(1,193)	—

Total non-current derivative assets	—	1,193	1,193	(1,193)	—

Physical derivative contracts for refined products	(2,546)	—	(2,546)	1,368	(1,178)
Futures contracts for refined products	(6,159)	(4,173)	(10,332)	9,042	(1,290)
Futures contracts for natural gas	(36)	—	(36)	4	(32)

Total current derivative liabilities	(8,741)	(4,173)	(12,914)	10,414	(2,500)

Interest rate derivatives	—	(7,111)	(7,111)	1,193	(5,918)

Total non-current derivative liabilities	—	(7,111)	(7,111)	1,193	(5,918)

Net derivative assets/(liabilities)	$(1,437)	$(6,232)	$(7,669)	$—	$(7,669)

	December 31, 2010
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment	Total
Physical derivative contracts for refined products	$1,552	$—	$1,552	$(30)	$1,522
Futures contracts for refined products	36,916	—	36,916	(36,804)	112

Total current derivative assets	38,468	—	38,468	(36,834)	1,634

Interest rate derivatives	—	5,351	5,351	(1,459)	3,892

Total non-current derivative assets	—	5,351	5,351	(1,459)	3,892

Physical derivative contracts for refined products	(3,930)	—	(3,930)	30	(3,900)
Futures contracts for refined products	(21,368)	(28,071)	(49,439)	36,804	(12,635)
Futures contracts for natural gas	—	(206)	(206)	—	(206)
Interest rate derivatives	—	(2,003)	(2,003)	1,459	(544)

Total current derivative liabilities	(25,298)	(30,280)	(55,578)	38,293	(17,285)

Net derivative assets/(liabilities)	$13,170	$(24,929)	$(11,759)	$—	$(11,759)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the location of derivative instruments on our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010
Derivative assets	$749	$1,634
Other non-current assets	—	3,892
Derivative liabilities	(2,500)	(17,285)
Other non-current liabilities	(5,918)	—

Total	$(7,669)	$(11,759)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2010	2011	2010

Derivatives NOT designated as hedging instruments:

Physical derivative contracts for refined products	Product sales	$2,204	$6,268	$(1,587)	$8,678
Physical derivative contracts for refined products	Cost of product sales and natural gas storage services	732	(2,972)	1,767	(3,466)
Futures contracts for refined products	Cost of product sales and natural gas storage services	3,330	20	1,181	266

Derivatives designated as fair value hedging instruments:

Futures contracts for refined products	Cost of product sales and natural gas storage services	8,069	18,123	(48,831)	13,213
Physical Inventory - Hedge items	Cost of product sales and natural gas storage services	(10,136)	(17,360)	40,283	(23,795)

Ineffectiveness and the time value component on fair value hedging instruments:

Fair value hedge ineffectiveness (excluding time value)	Cost of product sales and natural gas storage services	$(4,253)	$5,769	$(204)	$10,580
Time value excluded from hedge assessment	Cost of product sales and natural gas storage services	2,186	(5,006)	(8,344)	(21,162)

Net impact on income		$(2,067)	$763	$(8,548)	$(10,582)

Our hedged inventory portfolio extends to the fourth quarter of 2011. The majority of the unrealized gain of $0.1 million at June 30, 2011 for futures contracts designated as inventory hedging instruments and unrealized gains in the fair values of the underlying hedged refined petroleum product inventories will be realized by the fourth quarter of 2011 as the inventory is sold. At June 30, 2011, open refined petroleum product derivative contracts (represented by the fixed-price contracts and futures contracts for fixed-price sales contracts noted above) varied in duration, but did not extend beyond June 2012. In addition, at June 30, 2011, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses reclassified from AOCI to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2010	2011	2010

Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$(99)	$(96)	$(219)	$(168)
Futures contracts for refined petroleum products	Cost of product sales and natural gas storage services	—	—	—	—
Interest rate contracts	Interest and debt expense	(229)	(242)	(462)	(482)

		Change in Value Recognized in OCI on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010

Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas		$(17)	$85	$(46)	$(611)
Interest rate contracts		(13,783)	(34,853)	(8,770)	(36,157)

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

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates, June 30, 2011 and December 31, 2010, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	June 30, 2011		December 31, 2010
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Quoted Prices in Active Markets	Significant Other Observable Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)

Financial assets:
Physical derivative contracts for refined products	$—	$644	$—	$1,522
Futures contracts for refined products	105	—	112	—
Interest rate derivatives	—	—	—	3,892

Financial liabilities:
Physical derivative contracts for refined products	—	(1,178)	—	(3,900)
Futures contracts for refined products	(1,290)	—	(12,635)	—
Futures contracts for natural gas	(32)	—	(206)	—
Interest rate derivatives	—	(5,918)	—	(544)

Fair value	$(1,217)	$(6,452)	$(12,729)	$970

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The values of the Level 2 fixed-price contracts assets and liabilities were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data. Level 2 fixed-price contracts assets are net of credit value adjustments (“CVA”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the fixed-price contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The Energy Services segment determined CVA is appropriate because few of the Energy Services segment’s customers entering into these fixed-price contracts are large organizations with nationally-recognized credit ratings. The Level 2 fixed-price contracts assets of $0.6 million and $1.5 million as of June 30, 2011 and December 31, 2010, respectively, are net of CVA of ($0.1) million and ($0.2) million, respectively. As of June 30, 2011, the Energy Services segment did not hold any net liability derivative position containing credit contingent features.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of possible impairment. There were no fair value adjustments for such assets or liabilities reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended June 30, 2011 and 2010 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Service cost	$73	$65	$75	$117
Interest cost	199	227	481	786
Expected return on plan assets	(82)	(86)	—	—
Amortization of prior service benefit	—	(11)	(741)	(1,175)
Amortization of unrecognized losses	299	242	312	354
Settlement charge	203	—	—	—

Net periodic benefit costs	$692	$437	$127	$82

The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the six months ended June 30, 2011 and 2010 (in thousands):

	RIGP		Retiree Medical Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost	$136	$133	$161	$147
Interest cost	399	459	938	991
Expected return on plan assets	(188)	(174)	—	—
Amortization of prior service benefit	—	(23)	(1,482)	(1,482)
Amortization of unrecognized losses	636	490	606	447
Settlement charge	203	—	—	—

Net periodic benefit costs	$1,186	$885	$223	$103

During the six months ended June 30, 2011, we contributed $2.0 million to the RIGP.

16. UNIT-BASED COMPENSATION PLANS

BGH GP has an equity compensation plan (“BGH GP Equity Compensation Plan”) for certain members of our senior management. Compensation expense recorded with respect to the BGH GP Equity Compensation Plan was $0 and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, compensation expense recorded with respect to the BGH GP Equity Compensation Plan was $0 and $0.6 million, respectively.

We award unit-based compensation to employees and directors primarily under the Buckeye Partners, L.P. 2009 Long-Term Incentive Plan (the “LTIP”). We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized compensation expense related to the LTIP and the Option Plan of $2.8 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we recognized compensation expense related to the LTIP and the Option Plan of $4.9 million and $2.5 million, respectively. These compensation plans are discussed below.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BGH GP’s Override Units

Effective on June 25, 2007, BGH GP instituted the BGH GP Equity Compensation Plan. The BGH GP Equity Compensation Plan included both time-based and performance-based participation in the equity of BGH GP (but not ours) referred to as override units. These override units consisted of three equal tranches of units consisting of Value A, Value B and Operating Units. We are required to record, as compensation expense and a corresponding contribution to unitholders’ equity, the fair value of the compensation. We are not the sponsor of this plan and have no obligations with respect to it. Compensation expense related this plan was $0 and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, compensation expense related to this plan was $0 and $0.6 million, respectively.

On December 31, 2010, the override unit plan was modified. All outstanding Value A and Operating Units were exchanged for LP Units owned by BGH GP. The terms of the Value B Units remained unchanged. The Value B Units will participate in distributions by BGH GP based on the occurrence of an exit event and an investment return of 3.5 times the original investment and an internal rate of return of at least 10% or on a pro-rata basis on an investment return ranging from 2.0 to 3.5 times the original investment and an internal rate of return of at least 10%.

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

The cumulative grant date fair values of the Value B, Value N-1 and Value N-2 Units that remained unvested as of June 30, 2011 are $2.2 million, $0.9 million and $1.1 million, respectively. The vesting of the override units is contingent on a performance condition, namely the completion of the exit event, and a market condition, primarily relating to the receipt of an investment return at a specified multiple and internal rate of return, where applicable. Accordingly, no compensation expense for these override units will be recorded until, and if, an exit event and other requirements occur.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LTIP

The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through June 30, 2011, awards representing a total of 874,528 additional LP Units could be issued under the LTIP.

Under the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”), eligible employees were allowed to defer up to 50% of their 2011 and 2010 compensation award under our Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”). Participants also receive one matching phantom unit for each Deferral Unit. Approximately $1.6 million of 2010 compensation awards had been deferred at December 31, 2010, for which 50,660 phantom units (including matching units) were granted during the six months ended June 30, 2011. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2011, the Compensation Committee granted 110,165 phantom units to employees (including the 50,660 phantom units granted pursuant to the Deferral Plan discussed above), 14,000 phantom units to independent directors of Buckeye GP, and 120,740 performance units to employees. The amount paid with respect to phantom unit distribution equivalents under the LTIP was $0.5 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth the LTIP activity for the periods indicated (dollars in thousands):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)	Total Value
Unvested at January 1, 2011	364,913	$51.11	$18,650
Granted	244,905	64.91	15,896
Vested	(15,246)	55.35	(844)
Forfeited	(3,507)	57.46	(202)

Unvested at June 30, 2011	591,065	$56.69	$33,500

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

At June 30, 2011, approximately $19.2 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 1.7 years.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit Option and Distribution Equivalent Plan

The following is a summary of the changes in the LP Unit options outstanding (all of which are vested or are expected to vest) under the Option Plan for the periods indicated (dollars in thousands):

	Number of LP Units	Weighted- Average Strike Price ($/LP Unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2011	241,800	$47.04
Exercised	(17,500)	48.78

Outstanding at June 30, 2011	224,300	46.84	5.2	$4,215

Exercisable at June 30, 2011	220,800	$47.20	5.2	$4,043

(1)	Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in June 2011 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.3 million and $1.0 million during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, total unrecognized compensation cost related to unvested LP Unit options was minimal. We expect to recognize this remaining cost over a weighted average period of 0.4 years. At June 30, 2011, 333,000 LP Units were available for grant in connection with the Option Plan. However, with the adoption of the LTIP, we do not expect to make any future grants pursuant to the Option Plan. The fair value of options vested was $0.2 million and $0.4 million during the six months ended June 30, 2011 and 2010, respectively.

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

Services Company, which is beneficially owned by the ESOP, owned 1.4 million of our LP Units (approximately 1.6% of our LP Units outstanding) as of June 30, 2011. Distributions received by Services Company from us on such LP Units are used to fund obligations of the ESOP. Distributions paid to Services Company totaled $2.9 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively. Total distributions paid to Services Company decrease over time because Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP.

Prior to the Merger, Buckeye GP received incentive distributions from us pursuant to our partnership agreement and incentive compensation agreement. Incentive distributions were based on the level of quarterly cash distributions paid per LP Unit and the total number of LP Units outstanding. Incentive distribution payments totaled $24.9 million during the six months ended June 30, 2010.

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

In April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $316.6 million, and were used to reduce amounts outstanding under our Credit Facility.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a reconciliation of units outstanding for the periods indicated:

	Limited Partners	Class B Units	Total

Units outstanding at December 31, 2010	71,436,099	—	71,436,099
LP Units issued pursuant to the Option Plan	9,098	—	9,098
LP Units issued pursuant to the LTIP	15,053	—	15,053
Issuance of units to First Reserve and Vopak as consideration for BORCO acquisition	3,104,305	5,478,611	8,582,916
Issuance of units to institutional investors (1)	5,794,725	1,314,870	7,109,595
Issuance of units in underwritten public offering	5,520,000	—	5,520,000
Issuance of Class B Units in lieu of quarterly cash distributions	—	249,290	249,290

Units outstanding at June 30, 2011	85,879,280	7,042,771	92,922,051

(1)	Proceeds were used to fund a portion of the BORCO acquisition.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions on our LP Units totaled $165.8 million and $122.9 million during the six months ended June 30, 2011 and 2010, respectively. We also paid distributions in kind to our Class B unitholders by issuing 249,290 Class B Units during the six months ended June 30, 2011.

On August 5, 2011, we announced a quarterly distribution of $1.0125 per LP Unit that will be paid on August 31, 2011, to LP unitholders of record on August 15, 2011. Total cash distributed to LP unitholders on August 31, 2011 will total approximately $87.2 million. We also expect to issue approximately 130,000 Class B Units in lieu of cash distributions on August 31, 2011, to Class B unitholders of record on August 15, 2011.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the weighted average number of units used in the basic and diluted earnings per unit calculations for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Buckeye Partners, L.P.	$92,021	$11,507	$158,514	$22,777

Basic:
Weighted average units outstanding	91,743	19,581	87,728	19,581
Weighted average management units outstanding	—	371	—	371

Units for basic	91,743	19,952	87,728	19,952

Earnings per unit - basic	$1.00	$0.58	$1.81	$1.14

Diluted:
Units used for basic calculation	91,743	19,952	87,728	19,952
Dilutive effect of LP Unit options and LITP awards granted	345	—	314	—

Units for diluted	92,088	19,952	88,042	19,952

Earnings per unit - diluted	$1.00	$0.58	$1.80	$1.14

20. BUSINESS SEGMENTS

We operate and report in five business segments: Pipelines & Terminals; International Operations; Natural Gas Storage; Energy Services; and Development & Logistics. Effective January 1, 2011, we realigned our five business segments. We combined the Pipeline Operations and Terminalling & Storage segments into one segment, the Pipelines & Terminals segment, and moved our terminal in Yabucoa, Puerto Rico, previously included as part of the Terminalling & Storage segment, to a new International Operations segment with the BORCO facility. We have adjusted our period-to-period comparisons to conform to the current presentation.

Pipelines & Terminals

The Pipelines & Terminals segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States. This segment owns and operates approximately 6,100 miles of pipeline systems in 17 states. The segment has 95 liquid petroleum products terminals in 21 states with aggregate storage capacity of approximately 37.1 million barrels.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adjusted EBITDA

Adjusted EBITDA is the primary measure used by senior management, including our Chief Executive Officer, to evaluate our operating results and to allocate our resources. We define EBITDA, a measure not defined under GAAP, as net income attributable to our unitholders before interest and debt expense, income taxes and depreciation and amortization. EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. The EBITDA measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. In addition, EBITDA is unaffected by our capital structure due to the elimination of interest and debt expense and income taxes. We define Adjusted EBITDA, which is also a non-GAAP measure, as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease; (ii) non-cash unit-based compensation expense; and (iii) income attributable to noncontrolling interests related to Buckeye for periods prior to the Merger in order to provide comparability between periods before and after the Merger; less (i) amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition; and (ii) gain on the sale of our equity investment in WT LPG.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information about each segment, EBITDA and Adjusted EBITDA are presented below for the periods or at the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Pipelines & Terminals	$149,110	$140,107	$293,316	$279,015
International Operations (1)	52,990	—	98,065	—
Natural Gas Storage	14,085	21,249	33,689	46,655
Energy Services	864,125	501,949	1,915,437	1,070,151
Development & Logistics	10,580	10,785	20,171	18,300
Intersegment	(13,798)	(6,814)	(31,050)	(15,671)

Total revenue	$1,077,092	$667,276	$2,329,628	$1,398,450

Depreciation and amortization:
Pipelines & Terminals	$13,214	$11,428	$25,775	$22,697
International Operations	13,036	—	23,431	—
Natural Gas Storage	1,803	1,640	3,519	3,281
Energy Services	1,280	1,176	2,515	2,371
Development & Logistics	423	425	757	848

Total depreciation and amortization	$29,756	$14,669	$55,997	$29,197

Operating income (loss):
Pipelines & Terminals	$67,792	$68,449	$139,119	$136,939
International Operations	19,972	—	38,701	—
Natural Gas Storage	(5,618)	3,302	(6,018)	6,753
Energy Services	2,258	(471)	3,525	(3,868)
Development & Logistics	1,531	659	3,171	1,606

Total operating income	$85,935	$71,939	$178,498	$141,430

(1)	The International Operations segment’s revenue generated in the Bahamas was $48.8 million and $90.2 million for the three and six months ended June 30, 2011, respectively, which represents 92.0% of the International Operations segment’s total revenue for both periods.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Adjusted EBITDA:
Pipelines & Terminals	$84,113	$83,919	$174,233	$167,407
International Operations	30,646	—	56,153	—
Natural Gas Storage	(2,612)	6,174	(160)	12,558
Energy Services	3,841	1,306	6,600	(246)
Development & Logistics	1,643	348	3,044	1,487

Total Adjusted EBITDA	$117,631	$91,747	$239,870	$181,206

GAAP Reconciliation:
Net income	$93,592	$53,438	$161,405	$104,080
Less: net income attributable to noncontrolling interests	(1,571)	(41,931)	(2,891)	(81,303)

Net income attributable to Buckeye Partners, L.P.	92,021	11,507	158,514	22,777
Interest and debt expense	28,596	21,350	57,093	43,006
Income tax benefit	(17)	(646)	(193)	(664)
Depreciation and amortization	29,756	14,669	55,997	29,197

EBITDA	150,356	46,880	271,411	94,316
Net income attributable to noncontrolling interests affected by Merger (for periods prior to Merger) (1)	—	41,921	—	81,055
Gain on sale of equity investment	(34,112)	—	(34,112)	—
Amortization of unfavorable storage contracts (2)	(2,396)	—	(4,328)	—
Non-cash deferred lease expense	1,031	1,058	2,061	2,117
Non-cash unit-based compensation expense	2,752	1,888	4,838	3,718

Adjusted EBITDA	$117,631	$91,747	$239,870	$181,206

(1)	Amounts represent portions of BGH’s noncontrolling interests related to Buckeye that were eliminated as a result of the Merger. Amounts are added back for the 2010 periods to provide comparability with the 2011 periods.
(2)	Represents amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition.

	Six Months Ended June 30,
	2011	2010
Capital additions, net: (1)
Pipelines & Terminals	$34,512	$21,873
International Operations	60,395	—
Natural Gas Storage	4,821	3,292
Energy Services	690	2,064
Development & Logistics	43	343

Total capital additions, net	$100,461	$27,572

(1)	Amount excludes $18.2 million and ($1.2) million of non-cash changes in accruals for capital expenditures for the six months ended June 30, 2011 and 2010, respectively (see Note 21).

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	December 31, 2010

Total Assets:
Pipelines & Terminals (1)	$2,469,449	$2,328,702
International Operations (2)	1,952,500	60,313
Natural Gas Storage	541,034	549,876
Energy Services	531,183	561,382
Development & Logistics	72,455	73,943

Total assets	$5,566,621	$3,574,216

Goodwill:
Pipelines & Terminals	$248,250	$248,250
International Operations	497,454	—
Natural Gas Storage	169,560	169,560
Energy Services	1,132	1,132
Development & Logistics	13,182	13,182

Total goodwill	$929,578	$432,124

(1)	All equity investments are included in the assets of the Pipelines & Terminals segment.
(2)	The International Operations segment’s long-lived assets consist of property, plant and equipment, goodwill, intangible assets and other non-current assets. Total long-lived assets located in or attributable to the Bahamas was $1,864.8 million at June 30, 2011, which was 97.3% of the International Operations segment’s total long-lived assets.

21. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash paid for interest (net of capitalized interest)	$41,958	$40,165
Cash paid for income taxes	452	419
Capitalized interest	3,501	1,117

Non-cash changes in assets and liabilities:
Change in accrued and other current liabilities related to capital expenditures	$18,165	$(1,186)

Non-cash financing activities:
Issuance of units to First Reserve for BORCO acquisition	$407,391	$—
Issuance of units to Vopak for BORCO acquisition	96,110	—
Issuance of Class B Units in lieu of quarterly cash distribution	13,625	—

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22. SUBSEQUENT EVENTS

Acquisition of Refined Petroleum Products Terminals and Pipeline in Maine

On July 19, 2011, we acquired interests in two petroleum products terminals in Maine and a 124-mile pipeline that connects the two terminals from an affiliate of ExxonMobil for $23.5 million in cash. We purchased a pipeline and terminal in Bangor, Maine. We also purchased a terminal in Portland, Maine through a 50/50 joint venture with Irving Oil Terminals Inc. that will be operated by the Development & Logistics segment. We will operate both terminals and the pipeline. The Portland terminal is a marine terminal with approximately 725,000 barrels of storage capacity, and the Bangor terminal has approximately 140,000 barrels of storage capacity. We financed this acquisition with borrowings under our Credit Facility.

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

As our business strategy involves expanding and diversifying our portfolio of energy assets, certain acquisitions have resulted in goodwill, which represents $929.6 million of total assets on our balance sheet at June 30, 2011. As a continued decline in natural gas prices, volatility in those prices and compressed seasonal spreads related to the Natural Gas Storage segment could cause further reduction in Adjusted EBITDA and a reduction of our estimates of future cash flows, we will continue to monitor the effect of the current economic conditions on the carrying value of goodwill of $169.6 million related to this segment, which could result in the recording of a non-cash impairment charge, possibly in the third quarter of 2011.

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

We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with approximately 6,100 miles of pipeline and over 100 active products terminals that provide aggregate storage capacity of over 64 million barrels. In 2011, we acquired (i) the Bahamas Oil Refining Company International Limited (“BORCO”) terminal facility in Freeport, Grand Bahama, The Bahamas, with a total installed capacity of approximately 21.6 million barrels, (ii) 33 refined petroleum products terminals with a total storage capacity of over 10 million barrels and approximately 650 miles of refined petroleum products pipelines (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements) and (iii) interests in two petroleum products terminals in Maine with a total storage capacity of approximately 0.9 million barrels and a 124-mile pipeline that connects the two terminals (see Note 22 in the Notes to Unaudited Condensed Consolidated Financial Statements). In addition, we operate and maintain approximately 3,400 miles of other pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a high performance natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.

We operate and report in five business segments: Pipelines & Terminals; International Operations; Natural Gas Storage; Energy Services; and Development & Logistics. Effective January 1, 2011, we realigned our five business segments. We combined the Pipeline Operations and Terminalling & Storage segments into one segment, the Pipelines & Terminals segment, and moved our terminal in Yabucoa, Puerto Rico, previously included as part of the Terminalling & Storage segment, to a new International Operations segment with the BORCO facility. We have adjusted our quarter-to-quarter comparisons to conform to the current presentation. See Note 20 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of our business segments.

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

Recent Developments

Acquisition of BORCO

On December 18, 2010, we, through a wholly owned subsidiary, entered into a sale and purchase agreement with affiliates of FRC Founders Corporation (“First Reserve”), pursuant to which we agreed to acquire First Reserve’s indirect 80% interest in FR Borco Coop Holdings, L.P. (“FRBCH”), the indirect owner of BORCO, for $1.15 billion, financed through a combination of debt and equity, including the issuance of Class B units representing limited partner interests (“Class B Units”) and LP Units to First Reserve. BORCO is the fourth largest oil and petroleum products storage terminal in the world and the largest petroleum products facility in the Caribbean with current storage capacity of approximately 21.6 million barrels. On January 18, 2011, we completed the purchase of First Reserve’s interest in BORCO through the acquisition by us of all of the partnership interests in FR Borco Topco, L.P., which indirectly owned First Reserve’s interest.

Vopak Bahamas B.V. (“Vopak”), which is based in The Netherlands, owned the remaining 20% interest in FRBCH. On February 16, 2001, Vopak sold its 20% interest in FRBCH to us for approximately $276.5 million of cash and equity, which is a proportionate price and on the same terms and conditions as those in the sale and purchase agreement with First Reserve.

On January 13, 2011, we issued $650.0 million aggregate principal amount of 4.875% Notes due 2021 (the “4.875% Notes”) in an underwritten public offering. The notes were issued at 99.62% of their principal amount. Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $4.9 million, were approximately $642.6 million, and were used to fund a portion of the purchase price of the BORCO acquisition.

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

For additional information, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Acquisition of Pipeline & Terminal Assets

On June 1, 2011, we acquired 33 refined petroleum products terminals with total storage capacity of over 10 million barrels and approximately 650 miles of refined petroleum products pipelines from BP Products North America Inc. and its affiliates (“BP”) for $166.0 million. The terminal and pipeline assets are located in the Midwestern, Southeastern and Western United States, and the acquisition of these assets further extend our operations into new, key geographic markets. The operations of these acquired assets are reported in the Pipelines & Terminals segment. We funded this acquisition with borrowings under our Credit Facility.

Equity Offering

In April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $316.6 million, and were used to reduce amounts outstanding under our Credit Facility.

Sale of Interest in West Texas LPG Pipeline Limited Partnership

On May 11, 2011, we sold our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”) to affiliates of Atlas Pipeline Partners L.P. for $85.0 million. WT LPG owns a 2,295-mile common-carrier pipeline system that transports natural gas liquids from points in New Mexico and Texas to Mont Belvieu, Texas for fractionation. Chevron Pipeline Company, which owns the remaining 80% interest, is the operator of WT LPG. The proceeds from the sale will be used to fund a portion of our internal growth capital projects planned for 2011. We recognized a gain of $34.1 million on the sale of our interest in WT LPG.

Acquisition of Refined Petroleum Products Terminals and Pipeline in Maine

On July 19, 2011, we acquired interests in two petroleum products terminals in Maine and a 124-mile pipeline that connects the two terminals from an affiliate of ExxonMobil for $23.5 million in cash. We purchased a pipeline and terminal in Bangor, Maine. We also purchased a terminal in Portland, Maine through a 50/50 joint venture with Irving Oil Terminals Inc. that will be operated by the Development & Logistics segment. The Portland terminal is a marine terminal with approximately 725,000 barrels of storage capacity, and the Bangor terminal has approximately 140,000 barrels of storage capacity. We financed this acquisition with borrowings under our Credit Facility.

Results of Operations

Adjusted EBITDA

Adjusted EBITDA is the primary measure used by senior management, including our Chief Executive Officer, to evaluate our operating results and to allocate our resources. We define EBITDA, a measure not defined under GAAP, as net income attributable to our unitholders before interest and debt expense, income taxes and depreciation and amortization. EBITDA should not be considered an alternative to net income, operating income, cash flow from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. The EBITDA measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. In addition, EBITDA is unaffected by our capital structure due to the elimination of interest and debt expense and income taxes. We define Adjusted EBITDA, which is also a non-GAAP measure, as EBITDA plus: (i) non-cash deferred lease expense, which is the difference between the estimated annual land lease expense for our natural gas storage facility in the Natural Gas Storage segment to be recorded under GAAP and the actual cash to be paid for such annual land lease; (ii) non-cash unit-based compensation expense; and (iii) income attributable to noncontrolling interests related to Buckeye for periods prior to the Merger in order to provide comparability between periods before and after the Merger; less (i) amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition; and (ii) gain on the sale of our equity investment in WT LPG.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis for the periods indicated, and a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to our unitholders, which is the most comparable GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Adjusted EBITDA:
Pipelines & Terminals	$84,113	$83,919	$174,233	$167,407
International Operations	30,646	—	56,153	—
Natural Gas Storage	(2,612)	6,174	(160)	12,558
Energy Services	3,841	1,306	6,600	(246)
Development & Logistics	1,643	348	3,044	1,487

Total Adjusted EBITDA	$117,631	$91,747	$239,870	$181,206

GAAP Reconciliation:
Net income	$93,592	$53,438	$161,405	$104,080
Less: net income attributable to noncontrolling interests	(1,571)	(41,931)	(2,891)	(81,303)

Net income attributable to Buckeye Partners, L.P.	92,021	11,507	158,514	22,777
Interest and debt expense	28,596	21,350	57,093	43,006
Income tax benefit	(17)	(646)	(193)	(664)
Depreciation and amortization	29,756	14,669	55,997	29,197

EBITDA	150,356	46,880	271,411	94,316
Net income attributable to noncontrolling interests affected by Merger (for periods prior to Merger) (1)	—	41,921	—	81,055
Gain on sale of equity investment	(34,112)	—	(34,112)	—
Amortization of unfavorable storage contracts (2)	(2,396)	—	(4,328)	—
Non-cash deferred lease expense	1,031	1,058	2,061	2,117
Non-cash unit-based compensation expense	2,752	1,888	4,838	3,718

Adjusted EBITDA	$117,631	$91,747	$239,870	$181,206

(1)	Amounts represent portions of BGH’s noncontrolling interests related to Buckeye that were eliminated as a result of the Merger. Amounts are added back for the 2010 periods to provide comparability with the 2011 periods.
(2)	Represents amortization of unfavorable storage contracts acquired in connection with the BORCO acquisition.

Segment Results

A summary of financial information by business segment follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Pipelines & Terminals	$149,110	$140,107	$293,316	$279,015
International Operations	52,990	—	98,065	—
Natural Gas Storage	14,085	21,249	33,689	46,655
Energy Services	864,125	501,949	1,915,437	1,070,151
Development & Logistics	10,580	10,785	20,171	18,300
Intersegment	(13,798)	(6,814)	(31,050)	(15,671)

Total revenues	$1,077,092	$667,276	$2,329,628	$1,398,450

Total costs and expenses: (1)
Pipelines & Terminals	$81,318	$71,658	$154,197	$142,076
International Operations	33,018	—	59,364	—
Natural Gas Storage	19,703	17,947	39,707	39,902
Energy Services	861,867	502,420	1,911,912	1,074,019
Development & Logistics	9,049	10,126	17,000	16,694
Intersegment	(13,798)	(6,814)	(31,050)	(15,671)

Total costs and expenses	$991,157	$595,337	$2,151,130	$1,257,020

Depreciation and amortization:
Pipelines & Terminals	$13,214	$11,428	$25,775	$22,697
International Operations	13,036	—	23,431	—
Natural Gas Storage	1,803	1,640	3,519	3,281
Energy Services	1,280	1,176	2,515	2,371
Development & Logistics	423	425	757	848

Total depreciation and amortization	$29,756	$14,669	$55,997	$29,197

Operating income (loss):
Pipelines & Terminals	$67,792	$68,449	$139,119	$136,939
International Operations	19,972	—	38,701	—
Natural Gas Storage	(5,618)	3,302	(6,018)	6,753
Energy Services	2,258	(471)	3,525	(3,868)
Development & Logistics	1,531	659	3,171	1,606

Total operating income	$85,935	$71,939	$178,498	$141,430

(1)	Total costs and expenses includes depreciation and amortization.

The following table presents product volumes transported and average daily throughput for the Pipelines & Terminals segment in barrels per day (“bpd”), average daily throughput for the International Operations segment and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Pipelines & Terminals (average bpd):
Pipelines:
Gasoline	660,800	668,900	632,000	639,100
Jet fuel	348,100	339,300	337,300	330,900
Diesel fuel	244,300	223,100	242,400	225,300
Heating oil	31,300	36,100	70,700	74,800
LPGs	20,400	21,300	18,800	20,900
Other products	11,500	3,700	8,600	2,100

Total pipelines throughput	1,316,400	1,292,400	1,309,800	1,293,100

Terminals: (1)
Products throughput	625,600	570,000	581,000	563,200

International Operations (average bpd): (2)
Products throughput	516,400	—	521,200	—

Energy Services (in thousands of gallons):
Sales volumes	281,900	235,100	663,400	502,100

(1)	2011 amounts include throughput volumes on terminals acquired from BP on June 1, 2011.
(2)	The BORCO facility was acquired on January 18, 2011, and the Yabucoa, Puerto Rico terminal was acquired on December 10, 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Consolidated

Adjusted EBITDA. Adjusted EBITDA increased by $25.9 million, or 28.2%, to $117.6 million for the three months ended June 30, 2011 from $91.7 million for the corresponding period in 2010. The International Operations segment, the Energy Services segment, the Development & Logistics segment and the Pipelines & Terminals segment were primarily responsible for the increase in Adjusted EBITDA. The International Operations segment increased Adjusted EBITDA by $30.6 million, as a result of the acquisitions of BORCO and the Yabucoa, Puerto Rico terminal in January 2011 and December 2010, respectively, offset by acquisition and integration expenses. The Energy Services segment’s Adjusted EBITDA increased by $2.5 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010, as a result of increased volumes of product sold and higher margins, which includes recognition of a biodiesel tax credit recorded as a reduction to cost of sales, partially offset by increased expenses. The Development & Logistics segment’s Adjusted EBITDA increased by $1.3 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to the recognition of expenses in the 2010 period associated with a customer bankruptcy, partially offset by the recognition of $1.1 million of revenue in the 2010 period related to the sale of ammonia linefill. The Pipelines & Terminals segment’s Adjusted EBITDA increased by $0.2 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010, as a result of the benefit of higher tariff rates and terminalling fees and the acquisition of pipeline and terminal assets in 2011 and 2010, partially offset by acquisition and integration expenses and lower transportation volumes on assets existing prior to acquisitions after second quarter 2010 (“legacy assets”).

These increases in Adjusted EBITDA were partially offset by a decrease in Adjusted EBITDA in the Natural Gas Storage segment. The Natural Gas Storage segment’s Adjusted EBITDA decreased by $8.8 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010, as a result of low natural gas prices, low volatility in those prices and compressed seasonal spreads, which led to a decrease in the net contribution from hub services activities and a decrease in net lease revenue. Adjusted EBITDA was also unfavorably impacted by a decrease of $0.8 million in income from equity investments for the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to the sale of our interest in one of our investments. The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.

Revenue. Revenue was $1,077.1 million for the three months ended June 30, 2011, which is an increase of $409.8 million, or 61.4%, from the three months ended June 30, 2010. The increase in revenue for the three months ended June 30, 2011 as compared to the corresponding period in 2010 was caused primarily by the following:

•

an increase of $362.2 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the three months ended June 30, 2011 as compared to the corresponding period in 2010. The 46.8 million gallon increase in sales volume resulted in an increase in revenue of approximately $99.9 million, and the increase in the average sales price per gallon from $2.13 in the 2010 period to $3.07 in the 2011 period, or approximately $0.94 per gallon, contributed to an increase in revenue of approximately $262.3 million;

•	revenue of $53.0 million from the International Operations segment, as the result of the BORCO acquisition in 2011 and the Puerto Rico terminal acquisition in December 2010; and

•

an increase of $9.0 million in revenue from the Pipelines & Terminals segment, resulting from the benefit of higher tariff rates and terminalling fees and the acquisition of pipeline and terminal assets in 2011 and 2010, partially offset by lower transportation volumes on legacy assets and unfavorable settlement experience.

The increase in revenue was partially offset by:

•

a decrease of $7.1 million in revenue from the Natural Gas Storage segment, resulting primarily from lower fees from lease and hub services transactions as a result of general market conditions, including low natural gas prices, low volatility in those prices and compressed seasonal spreads; and

•

a decrease of $0.2 million in revenue from the Development & Logistics segment, resulting primarily from the recognition of $1.1 million of revenue in the 2010 period related to the sale of ammonia linefill, partially offset by increased operating service revenue and project management revenue in the 2011 period.

Total Costs and Expenses. Total costs and expenses were $991.2 million for the three months ended June 30, 2011, which is an increase of $395.9 million, or 66.5%, from the corresponding period in 2010. Total costs and expenses reflect:

•

an increase of $360.5 million in the Energy Services segment’s cost of product sales in the 2011 period as compared to the 2010 period, primarily as a result of increased refined petroleum product prices and increased volumes sold. The average cost of products sold, which includes recognition of a biodiesel tax credit, increased from approximately $2.11 per gallon in the 2010 period to approximately $3.04 per gallon in the 2011 period, or approximately $0.93 per gallon, resulting in an increase in cost of products sold of approximately $261.7 million, and sales volumes increased by 46.8 million gallons between the 2010 and 2011 periods, contributing $98.8 million to the increase in cost of products sold;

•

$33.0 million of costs and expenses of the International Operations segment, as a result of operating the BORCO facility and the Puerto Rico terminal acquired in 2011 and December 2010, respectively, and acquisition and integration expenses.

•

an increase of $9.6 million in costs and expenses of the Pipelines & Terminals segment, primarily resulting from acquisition and integration expenses, operating costs relating to the pipeline and terminal assets acquired in June 2011 and November 2010 and higher integrity program expenditures;

•

an increase of $1.8 million in costs and expenses of the Natural Gas Storage segment, resulting from higher costs associated with hub services transactions recognized as an expense and increased outside service costs due to well workover costs; and

•

an increase of $15.1 million in depreciation and amortization, primarily on assets acquired in the BORCO acquisition and in the pipeline and terminal assets acquisitions in June 2011 and November 2010. Depreciation and amortization expense are not components of Adjusted EBITDA as presented in the reconciliation above.

Total costs and expenses also reflect the following decrease:

•

a decrease of $1.1 million in costs and expenses of the Development & Logistics segment, primarily due to the recognition of $2.4 million of expenses in the 2010 period related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, partially offset by increased project management activities and a lower income tax benefit in the 2011 period, which is not a component of Adjusted EBITDA as presented in the reconciliation above.

Gain on sale of equity method investment. On May 11, 2011, we sold our 20% interest in WT LPG for $85.0 million and recognized a gain of $34.1 million on the sale (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements).

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $1.6 million for the three months ended June 30, 2011 as compared to $41.9 million in the corresponding period in 2010. Noncontrolling interests represents Buckeye Pipe Line Services Company’s (“Services Company”) equity and portions of Sabina Pipelines (“Sabina”) and WesPac Pipelines – Memphis LLC (“WesPac Memphis”) that are not owned by Buckeye. For the 2010 period through November 19, 2010, the date of the Merger, noncontrolling interests also included equity interests in Buckeye that were not owned by BGH. These interests were eliminated in connection with the Merger.

Consolidated net income attributable to unitholders. Consolidated net income attributable to our unitholders was $92.0 million for the three months ended June 30, 2011 compared to $11.5 million for the three months ended June 30, 2010. Interest and debt expense increased by $7.2 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010, which increase was largely attributable to the issuance in January 2011 of the 4.875% Notes and higher outstanding borrowings under BES’s credit agreement (“BES Credit Agreement”) and under our Credit Facility, partially offset by an increase of $1.4 million in capitalized interest, primarily as a result of the BORCO acquisition. Other revenue and expense items impacting operating income are discussed above.

For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.

Pipelines & Terminals

Adjusted EBITDA. Adjusted EBITDA from the Pipelines & Terminals segment of $84.1 million for the three months ended June 30, 2011 increased by $0.2 million, or 0.2%, from $83.9 million for the corresponding period in 2010. The increase in Adjusted EBITDA was driven primarily by a $5.0 million benefit of higher tariff rates and terminalling fees, a $3.0 million increase as a result of the pipeline and terminal acquisitions in 2011 and 2010 and a $1.3 million increase in other revenues. These increases in Adjusted EBITDA were partially offset by a $3.9 million increase in acquisition and integration expenses, a $3.2 million decrease in revenue resulting primarily from lower pipeline and terminal volumes on legacy assets, a $0.8 million decrease in income from equity investments, unfavorable settlement experience of $0.4 million and a $0.8 million increase in cash operating expenses (amount excludes non-cash expenses, including depreciation and amortization and unit-based compensation expense, both of which are not components of Adjusted EBITDA as presented in the reconciliation above). The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Pipelines & Terminals segment was $149.1 million for the three months ended June 30, 2011, which is an increase of $9.0 million, or 6.4%, from the corresponding period in 2010. Revenues increased $6.3 million due to the acquisition of pipelines and terminal assets in 2011 and 2010, a $5.0 million benefit of higher tariff rates and terminal fees resulting from overall average tariff rate increases of approximately

2.8% and 2.6% implemented in April 2011 and May 2010, respectively, and a $1.3 million increase in other revenues. These increases in revenue were partially offset by unfavorable settlement experience of $0.4 million. Overall terminalling volumes increased by 9.8% and overall pipeline transportation volumes increased by 1.9% primarily as a result of the acquisition of pipelines and terminal assets in June 2011 and November 2010. Excluding the impact of the acquisitions, pipeline and terminalling volumes decreased by 0.4% and 11.4%, respectively, due to decreased diesel, ethanol and jet fuel throughput volumes, collectively impacting revenues by $3.2 million.

Total Costs and Expenses. Total costs and expenses from the Pipelines & Terminals segment were $81.3 million for the three months ended June 30, 2011, which is an increase of $9.6 million, or 13.5%, from the corresponding period in 2010. The increase in total costs and expenses was primarily due to a $3.9 million increase in acquisition and integration expenses, a $3.3 million increase in costs and expenses related primarily to operating the pipeline and terminal assets acquired in June 2011 and November 2010, a $1.8 million increase in depreciation and amortization as a result of assets placed into service, a $1.6 million increase in integrity program expenditures, a $0.5 million increase in environmental remediation expenses and a $0.3 million increase in bad debt expense. Depreciation and amortization expense are not components of Adjusted EBITDA as presented in the reconciliation above. These increases in total costs and expenses were partially offset by a decrease of $1.3 million in professional and other fees and a $0.3 million decrease in operating power costs and property and other taxes.

Operating Income. Operating income from the Pipelines & Terminals segment was $67.8 million for the three months ended June 30, 2011 compared to operating income of $68.4 million for the three months ended June 30, 2010. Revenue and expense items impacting operating income are discussed above.

International Operations

Adjusted EBITDA. Adjusted EBITDA from the International Operations segment was $30.6 million for the three months ended June 30, 2011. The revenue and expense factors affecting Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the International Operations segment was $53.0 million for the three months ended June 30, 2011 as the result of the BORCO acquisition in 2011 and the Puerto Rico terminal acquisition in December 2010. Revenues included storage fees of $40.9 million, which represent fees charged for storage of various products, berthing fees of $5.4 million, which represent amounts charged to ships that utilize the facility’s jetties, and other ancillary service revenues of $4.3 million. Also included in revenue is the recognition of $2.4 million of revenue from unfavorable storage contracts acquired in connection with the BORCO acquisition, which is not a component of Adjusted EBITDA as presented in the reconciliation above.

Total Costs and Expenses. Total costs and expenses from the International Operations segment were $33.0 million for the three months ended June 30, 2011, and included $15.9 million of costs and expenses related to operating the BORCO facility and the Yabucoa terminal, including payroll and benefits related costs, repairs and maintenance costs and lease expenses and $4.1 million in acquisition and integration expenses. Total costs and expenses also included $13.0 million of depreciation and amortization, primarily related to the depreciation of property, plant and equipment and the amortization of intangible assets (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion). Depreciation and amortization is not a component of Adjusted EBITDA as presented in the reconciliation above.

Operating Income. Operating income from the International Operations segment was $20.0 million for the three months ended June 30, 2011. Revenue and expense items impacting operating income are discussed above.

Natural Gas Storage

Adjusted EBITDA. Adjusted EBITDA from the Natural Gas Storage segment was a loss of $2.6 million for the three months ended June 30, 2011 decreased by $8.8 million, or 142.3%, from earnings of $6.2 million for the corresponding period in 2010. The decrease in Adjusted EBITDA was primarily the result of a decrease of $4.7 million in the net contribution from hub service activities, a decrease of $3.3 million in net lease revenue and an increase of $0.8 million in other operating expenses during the three months ended June 30, 2011. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Natural Gas Storage segment was $14.1 million for the three months ended June 30, 2011, which is a decrease of $7.1 million, or 33.7%, from the corresponding period in 2010. Lease revenue and hub service fees are primarily determined by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread). Lease revenue decreased $4.8 million for the three months ended June 30, 2011, primarily due to a decrease in the fee charged for each volumetric unit of storage capacity leased. Market conditions resulted in a decrease of $2.3 million in fees for hub service agreements recognized as revenue during the three months ended June 30, 2011 as compared to the corresponding period in 2010.

Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $19.7 million for the three months ended June 30, 2011, which is an increase of $1.8 million, or 9.8%, from the corresponding period in 2010. Costs of natural gas storage services, which includes hub services fees paid to customers for hub service activities, increased $0.8 million, which is the primary driver of the increase in expenses. Total costs and expenses also include an increase of $1.3 million in outside service costs, primarily due to well workover costs in the current period, and a $0.2 million increase in depreciation and amortization. Depreciation and amortization are not components of Adjusted EBITDA as presented in the reconciliation above. These increases in total costs and expenses were partially offset by a decrease of $0.3 million in payroll related costs.

Operating Income (Loss). Operating loss from the Natural Gas Storage segment was $5.6 million for the three months ended June 30, 2011 compared to operating income of $3.3 million for the three months ended June 30, 2010. Revenue and expense items impacting operating income (loss) are discussed above.

Energy Services

Adjusted EBITDA. Adjusted EBITDA from the Energy Services segment of $3.8 million for the three months ended June 30, 2011 increased by $2.5 million, or 194.1%, from $1.3 million for the corresponding period in 2010. The increase in Adjusted EBITDA was primarily driven by higher volumes, higher rack margins, which includes recognition of a biodiesel tax credit of $3.6 million recorded as a reduction to cost of sales and more opportunities to optimize our storage as compared to the 2010 period. At the rack, sales volumes were 19.9% higher than in the 2010 period. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Energy Services segment was $864.1 million for the three months ended June 30, 2011, which is an increase of $362.2 million, or 72.2%, from the corresponding period in 2010. This increase in revenue was primarily due to an increase in refined petroleum product average sales prices of approximately $0.94 per gallon (average sales price per gallon was $3.07 and $2.13 for the 2011 and 2010 periods, respectively) resulting in an increase of $262.3 million in the 2011 period, and an increase of 19.9% in sales volumes that contributed an additional $99.9 million in revenue.

Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $861.9 million for the three months ended June 30, 2011, which is an increase of $359.5 million, or 71.5%, from the corresponding period in 2010. The increase in total costs and expenses was primarily due to a $360.5 million increase in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices (average cost of product sold per gallon, which includes recognition of a biodiesel tax credit of $3.6 million, was $3.04 and $2.11 for the 2011 and 2010 periods, respectively). The increase in the cost of product sold between the 2010 and 2011 periods was due to the 19.9% increase in sales volumes, and the $0.93 per gallon increase in product sales price was $98.8 million and $261.7 million, respectively. These increases in total costs and expenses were partially offset by a decrease of $0.6 million in bad debt expense.

Operating Income (Loss). Operating income from the Energy Services segment was $2.3 million for the three months ended June 30, 2011 compared to operating loss of $0.5 million for the three months ended June 30, 2010. Revenue and expense items impacting operating income (loss) are discussed above.

Development & Logistics

Adjusted EBITDA. Adjusted EBITDA from the Development & Logistics segment of $1.6 million for the three months ended June 30, 2011 increased by $1.3 million, or 372.1%, from $0.3 million for the corresponding period in 2010, primarily due to the recognition of $2.4 million of expenses in the 2010 period related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, partially offset by the recognition of $1.1 million of revenue in the 2010 period related to the sale of ammonia linefill. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Development & Logistics segment was $10.6 million for the three months ended June 30, 2011, which is a decrease of $0.2 million, or 1.9%, from the corresponding period in 2010. The decrease in revenue was primarily due to a decrease of $1.5 million in other revenue, primarily from the recognition of $1.1 million of revenue in the 2010 period related to the sale of ammonia linefill, partially offset by an increase of $0.6 million in operating service revenues as a result of higher fees and increased reimbursable costs and an increase of $0.6 million in project management revenues as a result of an increase in the number of projects in the 2011 period.

Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $9.0 million for the three months ended June 30, 2011, which is a decrease of $1.1 million, or 10.6%, from the corresponding period in 2010. The decrease in total costs and expenses was the result of the recognition of $2.4 million of expenses in the 2010 period related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, partially offset by an increase in costs of $0.5 million related to project management activities discussed above and lower income tax benefit of $0.6 million in the 2011 period, which is not a component of Adjusted EBITDA as presented in the reconciliation above.

Operating Income. Operating income from the Development & Logistics segment was $1.5 million for the three months ended June 30, 2011 compared to operating income of $0.7 million for the three months ended June 30, 2010. Revenue and expense items impacting operating income are discussed above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Consolidated

Adjusted EBITDA. Adjusted EBITDA increased by $58.7 million, or 32.4%, to $239.9 million for the six months ended June 30, 2011 from $181.2 million for the corresponding period in 2010. The International Operations segment, the Pipelines & Terminals segment, the Energy Services segment and the Development & Logistics segment were responsible for the increase in Adjusted EBITDA. The International Operations segment increased Adjusted EBITDA by $56.2 million, as a result of the acquisitions of BORCO and the Yabucoa, Puerto Rico terminal in January 2011 and December 2010, respectively, offset by acquisition and integration expenses. The Pipelines & Terminals segment’s Adjusted EBITDA increased by $6.8 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010, driven by the benefit of higher tariff rates and terminalling fees, pipeline and terminal acquisitions in 2011 and 2010, favorable settlement experience and other revenues, partially offset by acquisition and integration expenses and a decrease in revenues resulting from lower terminalling volumes on legacy assets. The Energy Services segment’s Adjusted EBITDA increased by $6.8 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010, as a result of increased volumes of product sold and higher margins, partially offset by increased expenses. The Development & Logistics segment’s Adjusted EBITDA increased by $1.5 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010, primarily due to the recognition of expenses in the, 2010 period associated with a customer bankruptcy, higher operating contract services and higher project management margins which includes recognition of a biodiesel tax credit tax credit recorded as a reduction to cost of sales, partially offset by the recognition of $1.1 million of revenue in the 2010 period related to the sale of ammonia linefill and higher operating expenses.

These increases in Adjusted EBITDA were partially offset by a decrease in Adjusted EBITDA in the Natural Gas Storage segment. The Natural Gas Storage segment’s Adjusted EBITDA decreased by $12.8 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010, as a result of low natural gas prices, low volatility in those prices and compressed seasonal spreads, which led to a decrease in the net contribution from hub services activities and a decrease in net lease revenue. The revenue and expense factors affecting the variance in consolidated Adjusted EBITDA are more fully discussed below.

Revenue. Revenue was $2,329.6 million for the six months ended June 30, 2011, which is an increase of $931.1 million, or 66.6%, from the six months ended June 30, 2010. The increase in revenue for the six months ended June 30, 2011 as compared to the corresponding period in 2010 was caused primarily by the following:

•

an increase of $845.2 million in revenue from the Energy Services segment, resulting from an overall increase in refined petroleum product prices and volumes of product sold during the six months ended June 30, 2011 as compared to the corresponding period in 2010. The 161.3 million gallon increase in sales volume resulted in an increase in revenue of approximately $343.9 million, and the increase in the average sales price per gallon from $2.13 in the 2010 period to $2.89 in the 2011 period, or approximately $0.76 per gallon, contributed to an increase in revenue of approximately $501.5 million;

•	revenue of $98.1 million from the International Operations segment, as the result of the BORCO acquisition in 2011 and the Puerto Rico terminal acquisition in December 2010;

•

an increase of $14.3 million in revenue from the Pipelines & Terminals segment, resulting from the benefit of higher tariff rates and terminalling fees, the acquisition of pipeline and terminal assets in 2011 and 2010, favorable settlement experience and increased other revenues; and

•

an increase of $1.9 million in revenue from the Development & Logistics segment, resulting primarily from increased operating service revenues and increased revenues from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment in April 2010.

The increase in revenue was partially offset by:

•

a decrease of $13.0 million in revenue from the Natural Gas Storage segment, resulting primarily from lower fees from lease and hub services transactions as a result of general market conditions, including low natural gas prices, low volatility in those prices and compressed seasonal spreads.

Total Costs and Expenses. Total costs and expenses were $2,151.1 million for the six months ended June 30, 2011, which is an increase of $894.1 million, or 71.1%, from the corresponding period in 2010. Total costs and expenses reflect:

•

an increase of $839.2 million in the Energy Services segment’s cost of product sales in the 2011 period as compared to the 2010 period, primarily as a result of increased refined petroleum product prices and increased volumes sold. The average cost of products sold, which includes recognition of a biodiesel tax credit, increased from approximately $2.11 per gallon in the 2010 period to approximately $2.87 per gallon in the 2011 period, or approximately $0.76 per gallon, resulting in an increase in cost of products sold of approximately $498.0 million, and sales volumes increased by 161.3 million gallons between the 2010 and 2011 periods, contributing $341.2 million to the increase in cost of products sold;

•

$59.4 million of costs and expenses of the International Operations segment, as a result of operating the BORCO facility and the Puerto Rico terminal acquired in 2011 and December 2010, respectively, and acquisition and integration expenses;

•

an increase of $12.1 million in costs and expenses of the Pipelines & Terminals segment, primarily resulting from acquisition and integration expenses, higher payroll related costs, environmental remediation expenses, integrity program expenditures and operating costs relating to the pipeline and terminal assets acquired in June 2011 and November 2010, partially offset by lower expenses related to contract service activities from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment, bad debt expense, operating power costs and professional and other fees;

•

an increase of $0.3 million in costs and expenses of the Development & Logistics segment, primarily due to increased operating service activities, including increased costs from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment and lower income tax benefit, partially offset by the recognition of expenses in the 2010 period associated with a customer bankruptcy. The income tax benefit is not a component of Adjusted EBITDA as presented in the reconciliation above; and

•

an increase of $26.8 million in depreciation and amortization, primarily on assets acquired in the BORCO acquisition and the pipelines and terminals assets acquired in June 2011. Depreciation and amortization expense are not components of Adjusted EBITDA as presented in the reconciliation above.

Total costs and expenses also reflect the following decrease:

•

a decrease of $0.2 million in costs and expenses of the Natural Gas Storage segment, primarily due to lower costs associated with hub services transactions recognized as an expense, resulting from lower hub services activities, partially offset by increased outside services and other costs, primarily due to well workover costs.

Gain on sale of equity method investment. On May 11, 2011, we sold our 20% interest in WT LPG and recognized a gain of $34.1 million on the sale.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $2.9 million for the six months ended June 30, 2011 as compared to $81.3 million in the corresponding period in 2010. Noncontrolling interests represents Services Company equity and portions of Sabina and WesPac Memphis that are not owned by Buckeye. The 2011 amount includes $1.7 million of noncontrolling interests expense related to the 20% of BORCO not acquired by us until February 16, 2011. For the 2010 period through November 19, 2010, the date of the Merger, noncontrolling interests also included equity interests in Buckeye that were not owned by BGH. These interests were eliminated in connection with the Merger.

Consolidated net income attributable to unitholders. Consolidated net income attributable to our unitholders was $158.5 million for the six months ended June 30, 2011 compared to $22.8 million for the six months ended June 30, 2010. Interest and debt expense increased by $14.1 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010, which increase was largely attributable to the issuance in January 2011 of the 4.875% Notes and higher outstanding borrowings under the BES Credit Agreement and under our Credit Facility, partially offset by an increase of $2.4 million in capitalized interest, primarily as a result of the BORCO acquisition. Other revenue and expense items impacting operating income are discussed above.

For a more detailed discussion of the above factors affecting our results, see the following discussion by segment.

Pipelines & Terminals

Adjusted EBITDA. Adjusted EBITDA from the Pipelines & Terminals segment of $174.2 million for the six months ended June 30, 2011 increased by $6.8 million, or 4.1%, from $167.4 million for the corresponding period in 2010. The increase in Adjusted EBITDA was driven primarily by an $8.1 million benefit of higher tariff rates and terminalling fees, a $3.3 million increase as a result of the pipeline and terminal acquisitions in 2011 and 2010, favorable settlement experience of $2.0 million and a $2.6 million increase in other revenues. These increases in Adjusted EBITDA were partially offset by a $4.6 million increase in acquisition and integration expenses, a $3.9 million decrease in revenues resulting primarily from lower terminalling volumes on legacy assets and a $0.6 million increase in cash operating expenses. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Pipelines & Terminals segment was $293.3 million for the six months ended June 30, 2011, which is an increase of $14.3 million, or 5.1%, from the corresponding period in 2010. Revenues increased due to an $8.1 million benefit of higher tariff rates and terminal fees resulting from overall average tariff rate increases of approximately 2.80% and 2.6% implemented in April 2011 and May 2010, respectively, a $6.8 million increase due to the acquisition of pipelines and terminal assets in 2011 and 2010, favorable settlement experience of $2.0 million reflecting the favorable impact of higher refined petroleum product prices and a $2.6 million increase in other revenues. These increases in revenue were partially offset by a $1.3 million decrease in revenue from contract service activities at customer facilities connected to our refined petroleum products pipelines pursuant to the assignment of such service contract to the Development & Logistics segment. Overall terminalling volumes increased by 3.2%, and overall pipeline transportation volumes increased by 1.3%, primarily as a result of the acquisition of pipeline and terminal assets in June 2011 and November 2010. Excluding the impact of the acquisitions, pipeline volumes were relatively consistent with prior year, while terminalling volumes decreased by 8.5%, due to decreased diesel, ethanol and jet fuel throughput volumes, collectively impacting revenues by $3.9 million.

Total Costs and Expenses. Total costs and expenses from the Pipelines & Terminals segment were $154.2 million for the six months ended June 30, 2011, which is an increase of $12.1 million, or 8.5%, from the corresponding period in 2010. The increase in total costs and expenses was primarily due to a $4.6 million increase in acquisition and integration expenses, a $3.5 million increase in costs and expenses related primarily to operating the pipeline and terminal assets acquired in June 2011 and November 2010, a $3.1 million increase in depreciation and amortization as a result of the acquisition of pipeline and terminal assets and assets placed into service, a $3.0 million increase in payroll related costs, a $2.1 million increase in integrity program expenditures and a $0.9 million increase in environmental remediation expenses. Depreciation and amortization expense are not components of Adjusted EBITDA as presented in the reconciliation above.

These increases in total costs and expenses were partially offset by a $1.3 million decrease in contract service activities due to the assignment of certain operating service contracts from the Pipelines & Terminals segment to the Development & Logistics segment, a $1.2 million decrease in bad debt expense, a decrease of $1.1 million in professional and other fees, a $1.1 million decrease in operating power costs due to contract renegotiations and a $0.4 million decrease in property and other taxes.

Operating Income. Operating income from the Pipelines & Terminals segment was $139.1 million for the six months ended June 30, 2011 compared to operating income of $136.9 million for the six months ended June 30, 2010. Revenue and expense items impacting operating income are discussed above.

International Operations

Adjusted EBITDA. Adjusted EBITDA from the International Operations segment was $56.2 million for the six months ended June 30, 2011. The revenue and expense factors affecting Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the International Operations segment was $98.1 million for the six months ended June 30, 2011, as the result of the BORCO acquisition in 2011 and the Puerto Rico terminal acquisition in December 2010. Revenues included storage fees of $74.7 million, which represent fees charged for storage of various products, berthing fees of $9.7 million, which represent amounts charged to ships that utilize the facility’s jetties, and other ancillary service revenues of $9.3 million. Also included in revenue is the recognition of $4.3 million of revenue from unfavorable storage contracts acquired in connection with the BORCO acquisition, which is not a component of Adjusted EBITDA as presented in the reconciliation above.

Total Costs and Expenses. Total costs and expenses from the International Operations segment were $59.4 million for the six months ended June 30, 2011, and included $30.8 million of costs and expenses related to operating the BORCO facility and the Yabucoa terminal, including payroll and benefits related costs, repairs and maintenance costs and lease expenses and $5.2 million in acquisition and integration expenses. Total costs and expenses also included $23.4 million of depreciation and amortization, primarily related to the depreciation of property, plant and equipment and the amortization of intangible assets (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion). Depreciation and amortization is not a component of Adjusted EBITDA as presented in the reconciliation above.

Operating Income. Operating income from the International Operations segment was $38.7 million for the six months ended June 30, 2011. Revenue and expense items impacting operating income are discussed above.

Natural Gas Storage

Adjusted EBITDA. Adjusted EBITDA from the Natural Gas Storage segment was a loss of $0.2 million for the six months ended June 30, 2011 decreased by $12.8 million, or 101.3%, from earnings of $12.6 million for the corresponding period in 2010. The decrease in Adjusted EBITDA was primarily the result of a decrease of $6.6 million in the net contribution from hub service activities, a decrease of $3.9 million in net lease revenue and an increase of $2.3 million in other operating expenses during the six months ended June 30, 2011. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Natural Gas Storage segment was $33.7 million for the six months ended June 30, 2011, which is a decrease of $13.0 million, or 27.8%, from the corresponding period in 2010. Lease revenue and hub service fees are primarily determined by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread). Market conditions resulted in a decrease of $7.5 million in fees for hub service agreements recognized as revenue during the six months ended June 30, 2011 as compared to the corresponding period in 2010. Lease revenue decreased $5.5 million for the six months ended June 30, 2011, primarily due to a decrease in the fee charged for each volumetric unit of storage capacity leased.

Total Costs and Expenses. Total costs and expenses from the Natural Gas Storage segment were $39.7 million for the six months ended June 30, 2011, which is a decrease of $0.2 million, or 0.5%, from the corresponding period in 2010. Costs of natural gas storage services, which includes hub services fees paid to customers for hub service activities, decreased $2.5 million. Total costs and expenses also include a decrease of $0.4 million in payroll related costs. These decreases in total costs and expenses were offset by an increase of $2.5 million in outside services and other costs, primarily due to well workover costs in the current period, and a $0.2 million increase in depreciation and amortization. Depreciation and amortization are not components of Adjusted EBITDA as presented in the reconciliation above.

Operating Income (Loss). Operating loss from the Natural Gas Storage segment was $6.0 million for the six months ended June 30, 2011 compared to operating income of $6.8 million for the six months ended June 30, 2010. Revenue and expense items impacting operating income (loss) are discussed above.

Energy Services

Adjusted EBITDA. Adjusted EBITDA from the Energy Services segment of $6.6 million for the six months ended June 30, 2011 increased by $6.8 million, or 2782.9%, from a loss of $0.2 million for the corresponding period in 2010. The increase in Adjusted EBITDA was primarily driven by higher volumes, higher rack margins, which includes recognition of a biodiesel tax credit of $3.6 million recorded as a reduction to cost of sales and more opportunities to optimize our storage as compared to the 2010 period. At the rack, sales volumes were 32.1% higher than in the 2010 period. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Energy Services segment was $1,915.4 million for the six months ended June 30, 2011, which is an increase of $845.2 million, or 79.0%, from the corresponding period in 2010. This increase in revenue was primarily due to an increase in refined petroleum product average sales prices of approximately $0.76 per gallon (average sales price per gallon was $2.89 and $2.13 for the 2011 and 2010 periods, respectively) resulting in an increase of $501.5 million in the 2011 period, and an increase of 32.1% in sales volumes that contributed an additional $343.9 million in revenue.

Total Costs and Expenses. Total costs and expenses from the Energy Services segment were $1,911.9 million for the six months ended June 30, 2011, which is an increase of $837.9 million, or 78.0%, from the corresponding period in 2010. The increase in total costs and expenses was primarily due to an $839.2 million increase in cost of product sales as a result of increased volumes sold and an increase in refined petroleum product prices (average cost of product sold per gallon, which includes recognition of a biodiesel tax credit of $3.6 million, was $2.87 and $2.11 for the 2011 and 2010 periods, respectively). The increase in the cost of product sold between the 2010 and 2011 periods was due to the 32.1% increase in sales volumes, and the $0.76 per gallon increase in product sales price was $341.2 million and $498.0 million, respectively. These increases in total costs and expenses were partially offset by a decrease of $1.3 million in bad debt expense.

Operating Income (Loss). Operating income from the Energy Services segment was $3.5 million for the six months ended June 30, 2011 compared to operating loss of $3.9 million for the six months ended June 30, 2010. Revenue and expense items impacting operating income (loss) are discussed above.

Development & Logistics

Adjusted EBITDA. Adjusted EBITDA from the Development & Logistics segment of $3.0 million for the six months ended June 30, 2011 increased by $1.5 million, or 104.7%, from $1.5 million for the corresponding period in 2010, primarily due to the recognition of $2.4 million of expenses in the 2010 period related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy, higher operating contract margins of $0.8 million and higher project management margins of $0.3 million, partially offset by the recognition of $1.1 million of revenue in the 2010 period related to the sale of ammonia linefill, and higher operating expenses of $0.9 million. The revenue and expense factors affecting the variance in Adjusted EBITDA are more fully discussed below.

Revenue. Revenue from the Development & Logistics segment was $20.2 million for the six months ended June 30, 2011, which is an increase of $1.9 million, or 10.2%, from the corresponding period in 2010. The increase in revenue was primarily due to an increase of $3.0 million in operating service revenues as a result of higher fees and increased reimbursable costs, an increase of $0.3 million in project management revenues and an increase of $0.2 million in rental revenues, primarily due to the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment in the 2010 period. These increases in revenues were partially offset by the recognition of $1.2 million of revenue in 2010 related to the sale of ammonia linefill.

Total Costs and Expenses. Total costs and expenses from the Development & Logistics segment were $17.0 million for the six months ended June 30, 2011, which is an increase of $0.3 million, or 1.8%, from the corresponding period in 2010. The increase in total costs and expenses was the result of an increase of $2.0 million relating to operating services activities discussed above, including increased costs from the assignment of certain service contracts from the Pipelines & Terminals segment to the Development & Logistics segment and lower income tax benefit of $0.5 million in the 2011 period, partially offset by the recognition of $2.4 million of expenses in the 2010 period related to the write-off of a portion of an outstanding receivable balance and other costs associated with a customer bankruptcy. Income tax benefit is not a component of Adjusted EBITDA as presented in the reconciliation above.

Operating Income. Operating income from the Development & Logistics segment was $3.2 million for the six months ended June 30, 2011 compared to operating income of $1.6 million for the six months ended June 30, 2010. Revenue and expense items impacting operating income are discussed above.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners. Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our units. We will, from time to time, issue debt securities to permanently finance amounts borrowed under the Credit Facility. Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from its operations and the BES Credit Agreement. Our financial policy has been to fund sustaining capital expenditures with cash from operations. Expansion and cost improvement capital expenditures, along with acquisitions, have typically been funded from external sources including the Credit Facility as well as debt and equity offerings. Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.

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

In April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $316.6 million, and were used to reduce amounts outstanding under our Credit Facility.

In June 2011, we acquired pipelines and terminal assets from BP for $166.0 million, and in July 2011, we acquired pipelines and terminal assets from ExxonMobil for $23.5 million. As a result of our actions in 2011 and the fact that no debt facilities mature prior to 2012, we believe that availabilities under our Credit Facility and the BES Credit Agreement, coupled with ongoing cash flows from operations, will be sufficient to fund our operations for the remainder of 2011, including any expansion plans for the BORCO terminal facility. In addition, we expect to use the proceeds from the sale of WT LPG to fund a portion of our internal growth capital projects planned for 2011. We will continue to evaluate a variety of financing sources, including the debt and equity markets described above, throughout 2011.

Debt

At June 30, 2011, we had $18.1 million of cash and cash equivalents on hand and approximately $460.0 million of available credit under the Credit Facility, after application of the facility’s funded debt ratio covenant. In addition, at June 30, 2011, BES had $53.1 million of available credit under the BES Credit Agreement, pursuant to certain borrowing base calculations under that agreement.

At June 30, 2011, we had an aggregate face amount of $2,462.2 million of debt, which consisted of the following:

•	$300.0 million of 4.625% Notes due 2013 (the “4.625% Notes”);

•	$275.0 million of 5.300% Notes due 2014 (the “5.300% Notes”);

•	$125.0 million of 5.125% Notes due 2017 (the “5.125% Notes”);

•	$300.0 million of 6.050% Notes due 2018 (the “6.050% Notes”);

•	$275.0 million of 5.500% Notes due 2019 (the “5.500% Notes”);

•	$650.0 million of 4.875% Notes due 2021;

•	$150.0 million of 6.750% Notes due 2033 (the “6.750% Notes”);

•	$120.0 million outstanding under the Credit Agreement; and

•	$267.2 million outstanding under the BES Credit Agreement.

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

The fair values of our aggregate debt and credit facilities were estimated to be $2,586.2 million and $1,897.5 million at June 30, 2011 and December 31, 2010, respectively. The fair values of the fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.

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

As discussed above, in April 2011, we issued 5,520,000 LP Units, which included 720,000 LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit. Total proceeds from the offering, including the overallotment option and after the underwriters’ discount of $1.99 per LP Unit and offering expenses, were approximately $316.6 million, and were used to reduce amounts outstanding under our Credit Facility.

Registration Statement

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010

Cash provided by (used in):
Operating activities	$184,855	$231,951
Investing activities	(1,078,071)	(5,298)
Financing activities	897,723	(248,730)

Operating Activities

Net cash flows provided by operating activities was $184.9 million for the six months ended June 30, 2011 compared to $232.0 million for the six months ended June 30, 2010. The following were the principal factors impacting net cash flows provided by operating activities for the six months ended June 30, 2011:

•

The net change in fair values of derivatives was a decrease of $68.5 million to cash flows from operating activities for the six months ended June 30, 2011, resulting from the decrease in value related to futures contracts executed to hedge physical inventory. The offsetting adjustment is made to the value of inventory by adjusting inventory to current market prices.

•

The net impact of working capital changes was an increase of $57.6 million to cash flows from operating activities for the six months ended June 30, 2011. The principal factors affecting the working capital changes were:

•

Inventories decreased by $58.1 million due to a decrease in volume of hedged inventory stored by the Energy Services segment. From time to time, the Energy Services segment stores hedged inventory to attempt to capture value when market conditions are economically favorable.

•	Trade receivables decreased by $18.8 million, due to the timing of collections from customers, primarily as a result of the timing of the BORCO acquisition, which occurred on January 18, 2011.

•	Accounts payable decreased by $23.7 million, due to lower payable balances at June 30, 2011 as a result of the timing of invoice payments.

•	Construction and pipeline relocation receivables decreased by $1.8 million primarily due to a decrease in construction activity in the 2011 period.

•

Prepaid and other current assets decreased by $0.3 million primarily due to a decrease in margin deposits on futures contracts in our Energy Services segment as a result of increased commodity prices during the six months ended June 30, 2011 (increased commodity prices result in an increase in our broker equity account and therefore less margin deposit is required), partially offset by an increase in prepaid insurance due to the timing of policy renewals and an increase in unbilled revenue within our Natural Gas Storage segment reflecting billings to counterparties in accordance with terms of their storage agreements.

•

Accrued and other current liabilities increased by $2.2 million primarily due to an increase in customer deposits, partially offset by a decrease in accrued interest as a result of interest payments made during the period and a decrease in accrued compensation and benefits.

Investing Activities

Net cash flows used in investing activities was $1,078.1 million for the six months ended June 30, 2011 compared to $5.3 million for the six months ended June 30, 2010. The following were the principal factors resulting in the $1,072.8 million increase in net cash flows used in investing activities:

•	Capital expenditures increased by $72.9 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. See below for a discussion of capital spending.

•

We completed the acquisition of BORCO by purchasing interests from First Reserve and Vopak on January 18, 2011 and February 16, 2011, respectively, for approximately $1.4 billion of total consideration, consisting of $893.7 million in cash, which is net of cash acquired of $27.0 million. The remaining consideration of $503.5 million consisted of the issuance of LP Units and Class B Units. See “– Financing Activities” below for a discussion of the repayment of BORCO’s outstanding indebtedness, which occurred in connection with the BORCO acquisition. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion regarding the BORCO acquisition.

•

We completed the acquisition of pipeline and terminal assets from BP for approximately $166.0 million. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

•

We received cash proceeds from the sale of our 20% interest in WT LTP of $85.0 million during the six months ended June 30, 2011. Cash proceeds from the sale of the Buckeye NGL Pipeline were $22.0 million during the six months ended June 30, 2010.

•

We paid $1.8 million as a deposit for the pending acquisition of pipeline and terminal assets from an affiliate of ExxonMobil, which closed in July 2011 (see Note 22 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion).

Capital expenditures, net of non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Sustaining capital expenditures	$19,766	$9,195
Expansion and cost reduction	80,695	18,377

Total capital expenditures, net	$100,461	$27,572

Expansion and cost reduction projects in the first six months of 2011 included upgrades and expansions of the jetty structure at BORCO, terminal ethanol and butane blending, new pipeline connections, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the first six months of 2010, expansion and cost reduction projects included terminal ethanol and butane blending, new pipeline connections, natural gas storage well recompletions, continued progress on a new pipeline and terminal billing system as well as various other pipeline and terminal operating infrastructure projects.

We expect to spend approximately $315.0 million to $385.0 million for capital expenditures in 2011, of which approximately $55.0 million to $65.0 million is expected to relate to sustaining capital expenditures and $260.0 million to $320.0 million is expected to relate to expansion and cost reduction projects. Approximately $210.0 million to $255.0 million of these amounts are related to capital expenditures in 2011 for the BORCO facility, of which $190.0 million to $230.0 million is expected to relate to expansion projects and $20.0 million to $25.0 million is expected to relate to sustaining capital expenditures. Approximately $105.0 million to $130.0 million of these amounts are related to capital expenditures in 2011 for our other assets, excluding the BORCO facility, of which $70.0 million to $90.0 million is expected to relate to expansion projects and $35.0 million to $40.0 million is expected to relate to sustaining capital expenditures. Sustaining capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Major expansion and cost reduction expenditures in 2011 will include upgrades and expansions of the jetty structure, the inland dock and berth developments and terminal storage tank expansion projects at the BORCO facility, completion of additional storage tanks in the Midwest, the refurbishment of storage tanks and facilities in the Northeast, installation of vapor recovery units throughout our system of terminals, new injection and withdrawal wells at our natural gas storage facilities and various upgrades and expansions of our ethanol business. Cost reduction expenditures improve operational efficiencies or reduce costs.

Financing Activities

Net cash flows provided by financing activities was $897.7 million for the six months ended June 30, 2011 compared to net cash flows used in financing activities of $248.7 million for the six months ended June 30, 2010. The following were the principal factors resulting in the $1,146.4 million increase in net cash flows provided by financing activities:

•	We borrowed $683.5 million and $95.0 million and repaid $661.5 million and $173.0 million under the Credit Facility during the six months ended June 30, 2011 and 2010, respectively.

•

We repaid $318.2 million of debt assumed in the BORCO acquisition, which includes settlement of BORCO’s interest rate derivative instruments (see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•

We repaid $1.5 million and $3.1 million under the Services Company 3.60% Senior Secured Notes (the “3.60% ESOP Notes”) during the six months ended June 30, 2011 and 2010, respectively. We repaid the 3.60% ESOP Notes in full in March 2011.

•

We made net repayments under the BES Credit Agreement of $17.1 million and $45.6 million during the six months ended June 30, 2011 and 2010, respectively. We incurred $3.2 million of debt issuance costs during the six months ended June 30, 2010 related to an amendment to the BES Credit Agreement in June 2010.

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

•

We received total proceeds of $425.0 million from the issuance of 5,794,725 LP Units and 1,314,870 Class B Units to institutional investors in January 2011 to fund a portion of the BORCO acquisition. Equity issuance costs incurred in these equity transactions were approximately $4.6 million. We received $316.6 million in net proceeds from an underwritten equity offering in April 2011 for the public issuance of 5,520,000 LP Units.

•	We received $0.4 million and $3.0 million in net proceeds from the exercise of LP Unit options during the six months ended June 30, 2011 and 2010, respectively.

•

We paid $1.4 million and $1.5 million of costs associated with the Merger during the six months ended June 30, 2011 and 2010, respectively. The 2011 amount includes a payment for the settlement of litigation associated with the Merger (see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements).

•

Cash distributions paid to our partners were $162.9 million ($1.9875 per LP Unit) for the six months ended June 30, 2011. Cash distributions paid to partners of BGH were $23.8 million ($0.84 per unit) for the six months ended June 30, 2010. In connection with the Merger, BGH’s units were converted into Buckeye LP Units.

•

Distributions to noncontrolling partners of Buckeye, consisting primarily of distributions paid by Sabina and WesPac Memphis, were $3.8 million for the six months ended June 30, 2011. Distributions to noncontrolling partners of Buckeye, consisting primarily of distributions to holders of LP Units, were $96.4 million for the six months ended June 30, 2010. Included in this amount was approximately $2.4 million of distributions paid primarily by Sabina and WesPac Memphis. Buckeye paid cash distributions of $1.8875 per LP Unit in the 2010 period. In connection with the Merger, the majority of noncontrolling interests were eliminated.

Derivatives

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Market Risk – Non Trading Instruments” for a discussion of commodity derivatives used by our Energy Services segment.

Other Considerations

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011 (in thousands):

	Payments Due by Period (1)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (2)	$2,195,000	$—	$420,000	$275,000	$1,500,000
Interest payments (3)	925,787	62,709	213,901	185,988	463,189

Operating leases: (4)
Office space and other (5)	27,269	1,011	4,709	5,169	16,380
Equipment (6)	10,941	1,753	7,095	2,093	—
Land leases (7)	381,155	2,334	9,906	10,324	358,591

Purchase obligations (8)	97,575	97,575	—	—	—
Capital expenditure obligations (9)	20,197	20,197	—	—	—

Total contractual cash obligations	$3,657,924	$185,579	$655,611	$478,574	$2,338,160

(1)	Less than 1 year represents amounts for the remainder of 2011 (July 1 through December 31), 1-3 years represents amounts for 2012 and 2013, 3-5 years represents amounts for 2014 and 2015, and more than 5 years represents amounts after 2015.
(2)	We have long-term payment obligations under our Credit Facility and our underwritten publicly issued notes. Amounts shown in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. We have assumed that the borrowings under our Credit Facility as of June 30, 2011 will not be repaid until the maturity date of the facility. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our debt obligations.
(3)	Interest payments include amounts due on our notes and interest payments and commitment fees due on our Credit Facility. The interest amount calculated on the Credit Facility is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our operating leases with terms in excess of one year for the periods indicated. Lease expense is charged to operating expenses on a straight line basis over the period of expected benefit. Contingent rental payments are expensed as incurred. Total rental expense for the three months ended June 30, 2011 and 2010 was $8.5 million and $5.5 million, respectively. For the six months ended June 30, 2011 and 2010, total rental expense was $16.1 million and $10.5 million, respectively.
(5)	Includes leases of space in office buildings and related land leases with respect to our Albany terminal.
(6)	Includes BORCO facility leases for tugboats and a barge in our International Operations segment.
(7)	Includes leases for inland dock and seabed in connection with our International Operations segment and leases for subsurface underground gas storage rights and surface rights in connection with our operations in the Natural Gas Storage segment. We may cancel the Natural Gas Storage segment leases if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years. Lease expense associated with the Natural Gas Storage segment leases, which is being recognized on a straight-line basis over 44 years, was approximately $1.8 million for each of the three months ended June 30, 2011 and 2010 and $3.6 million for each of the six months ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, the balance of our Natural Gas Storage segment deferred lease liability was $15.4 million and $13.3 million, respectively. We estimate that this deferred lease liability will continue to increase through 2032, at which time our deferred lease liability is estimated to be approximately $64.7 million. Our deferred lease liability will then be reduced over the remaining 19 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

(8)	We have long and short-term purchase obligations for products and services with third-party suppliers. The prices that we are obligated to pay under these contracts approximate current market prices. The table shows our commitments and estimated payment obligations under these contracts for the periods indicated. Our estimated future payment obligations are based on the contractual price under each contract for products and services at June 30, 2011.
(9)	We have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services rendered or products purchased.

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

Market Risk – Trading Instruments

We have no trading derivative instruments.

Market Risk – Non-Trading Instruments

We are exposed to financial market risk resulting from changes in commodity prices and interest rates. BORCO’s functional currency is the U.S. dollar and it is equivalent in value with the Bahamian dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency are included in net income in the condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and six months ended June 30, 2011.

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

As of June 30, 2011, the Natural Gas Storage segment has recorded the following assets and liabilities related to its hub services agreements (in thousands):

June 30,
2011

Assets:
Hub service agreements	$24,774

Liabilities:
Hub service agreements	(18,497)

Total	$6,277

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

As of June 30, 2011, the Energy Services segment had derivative assets and liabilities as follows (in thousands):

June 30,
2011

Assets:
Physical derivative contracts for refined products	$644
Futures contracts for refined products	105

Liabilities:
Physical derivative contracts for refined products	(1,178)
Futures contracts for refined products	(1,290)
Futures contracts for natural gas	(32)

Total	$(1,751)

The gains and losses recognized in income for ineffectiveness and the time value component on our derivative instruments that are designated as fair value hedging instruments were as follows for the periods indicated (in thousands):

		Three Months Ended June 30,	Six Months Ended June 30,
	Location	2011	2011
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales and natural gas storage services	$(4,253)	$(204)
Time value excluded from hedge assessment	Cost of product sales and natural gas storage services	2,186	(8,344)

Net impact on income		$(2,067)	$(8,548)

Our hedged inventory portfolio extends to the fourth quarter of 2011. The majority of the unrealized gain at June 30, 2011 for inventory hedges represented by future contracts will be realized by the fourth quarter of 2011 as the inventory is sold. At June 30, 2011, open refined petroleum product derivative contracts varied in duration in the overall portfolio, but did not extend beyond June 2012. In addition, at June 30, 2011, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

Based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at June 30, 2011, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

Scenario	Resulting Classification	Commodity Financial Instrument Portfolio Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Liability	$(1,751)
Fair value assuming 10% increase in underlying commodity prices	Liability	$(30,373)
Fair value assuming 10% decrease in underlying commodity prices	Asset	$26,872

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

At June 30, 2011, we had total fixed-rate debt obligations at face value of $2,075.0 million, consisting of $300.0 million of the 4.625% Notes, $275.0 million of the 5.300% Notes, $125.0 million of the 5.125% Notes, $300.0 million of the 6.050% Notes, $275.0 million of the 5.500% Notes, $650.0 million of the 4.875% Notes and $150.0 million of the 6.750% Notes. The fair value of these fixed-rate debt obligations at June 30, 2011 was approximately $2,199.0 million. We estimate that a 1% decrease in rates for obligations of similar maturities would increase the fair value of our fixed-rate debt obligations by approximately $132.3 million.

At June 30, 2011, our variable-rate obligations were $120.0 million under the Credit Facility and $267.2 million under the BES Credit Agreement. Based on the balances outstanding at June 30, 2011, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $3.9 million.

We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. We have entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million related to the anticipated issuance of debt on or before July 15, 2013 and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended June 30, 2011, unrealized losses of $13.8 million were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. During the six months ended June 30, 2011, unrealized losses of $9.3 million were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.

On January 13, 2011, we issued the 4.875% Notes in an underwritten public offering. In December 2010, in connection with the proposed offering, we entered into a treasury lock agreement to fix the ten-year treasury rate at 3.3375% per annum on a notional amount of $650.0 million. In January 2011, we subsequently cash-settled the treasury lock agreement upon the issuance of the 4.875% Notes and received approximately $0.5 million, which is being recognized as a reduction to interest and debt expense over the ten-year term of the 4.875% Notes.

The following table presents the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value of the underlying debt at June 30, 2011 (in thousands):

Scenario	Resulting Classification	Financial Instrument Portfolio Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(5,918)
Fair value assuming 10% increase in underlying interest rates	Asset	$14,629
Fair value assuming 10% decrease in underlying interest rates	Liability	$(27,788)

Item 4.	Controls and Procedures

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

(b) Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We closed the BORCO acquisitions on January 18, 2011 and February 16, 2011, and have begun the evaluation of the internal control structure of BORCO. We expect that evaluation to continue during the remainder of 2011. In recording the BORCO acquisitions, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of BORCO that are included in our earnings for the three and six months ended June 30, 2011.

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

Item 6.	Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of February 4, 1998 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of April 26, 2002 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of June 1, 2004, effective as of June 3, 2004 (Incorporated by reference to Exhibit 3.3 of the Buckeye Partners, L.P.’s Registration Statement on Form S-3 filed June 16, 2004).

3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of December 15, 2004 (Incorporated by reference to Exhibit 3.5 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of November 19, 2010 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed November 22, 2010).

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of January 18, 2011 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2011).

4.1	Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.2	First Supplemental Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.2 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.3	Second Supplemental Indenture dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.3 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.4	Third Supplemental Indenture dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 14, 2004).

4.5	Fourth Supplemental Indenture dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 30, 2005).

4.6	Fifth Supplemental Indenture dated as of January 11, 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 11, 2008).

4.7	Sixth Supplemental Indenture dated as of August 18, 2009, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 24, 2009).

4.8	Seventh Supplemental Indenture dated as of January 13, 2011, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2011).

4.9	Registration Rights Agreement, by and among Buckeye Partners, L.P., BGH GP Holdings, LLC, ArcLight Energy Partners Fund III, L.P., ArcLight Energy Partners Fund IV, L.P., Kelso Investment Associates VIII, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 11, 2010).

4.10	Registration Rights Agreement by and among Buckeye Partners, L.P., FR XI Offshore AIV, L.P. and the other investors named therein, dated as of December 18, 2010 (Incorporated by reference to Exhibit 10.4 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2010).

4.11	Registration Rights Agreement by and among Buckeye Partners, L.P. and the investors named therein, dated as of December 18, 2010 (Incorporated by reference to Exhibit 10.5 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2010).

4.12	Registration Rights Agreement by and between Buckeye Partners, L.P. and Vopak Bahamas B.V. dated as of February 15, 2011 (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 22, 2011).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Buckeye agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: August 8, 2011	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)