Form 10-Q
period 2012-06-30
BUCKEYE PARTNERS, L.P.
filed 2012-08-08
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Limited partner units and Class B units outstanding as of August 1, 2012: 90,329,350 and 7,605,510, respectively.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product sales	$745,863	$853,706	$1,773,751	$1,891,262
Transportation and other services	236,777	223,386	468,328	438,366

Total revenue	982,640	1,077,092	2,242,079	2,329,628

Costs and expenses:
Cost of product sales and natural gas storage services	747,155	854,341	1,778,640	1,892,303
Operating expenses	101,466	89,869	199,021	170,133
Depreciation and amortization	34,325	29,756	67,352	55,997
General and administrative	17,877	17,191	34,852	32,697

Total costs and expenses	900,823	991,157	2,079,865	2,151,130

Operating income	81,817	85,935	162,214	178,498

Other income (expense):
Earnings from equity investments	1,786	2,034	3,734	5,381
Gain on sale of equity investment	—	34,112	—	34,112
Interest and debt expense	(27,612)	(28,596)	(56,422)	(57,093)
Other income (expense)	35	107	(33)	507

Total other income (expense), net	(25,791)	7,657	(52,721)	(17,093)

Net income	56,026	93,592	109,493	161,405
Less: Net income attributable to noncontrolling interests	(1,647)	(1,571)	(3,155)	(2,891)

Net income attributable to Buckeye Partners, L.P.	$54,379	$92,021	$106,338	$158,514

Earnings per unit:
Basic	$0.56	$1.00	$1.10	$1.81

Diluted	$0.55	$1.00	$1.10	$1.80

Weighted average units outstanding:
Basic	97,818	91,743	96,524	87,728

Diluted	98,109	92,088	96,834	88,042

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$56,026	$93,592	$109,493	$161,405
Other comprehensive income (loss):
Change in value of derivatives	(39,895)	(13,459)	(22,592)	(8,612)
Gain on settlement of treasury lock, net of amortization	(12)	(13)	(24)	476
Adjustment to funded status of benefit plans	(25)	(130)	(2)	(240)

Total other comprehensive loss	(39,932)	(13,602)	(22,618)	(8,376)

Comprehensive income	16,094	79,990	86,875	153,029
Less: Comprehensive income attributable to noncontrolling interests	(1,647)	(1,571)	(3,155)	(2,891)

Comprehensive income attributable to Buckeye Partners, L.P.	$14,447	$78,419	$83,720	$150,138

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$558	$12,986
Trade receivables, net	192,623	206,601
Construction and pipeline relocation receivables	11,262	8,662
Inventories	129,906	298,304
Derivative assets	5,875	6,756
Prepaid and other current assets	80,958	92,727

Total current assets	421,182	626,036

Property, plant and equipment, net	3,943,406	3,847,573

Equity investments	66,594	65,882
Goodwill	753,100	753,100
Intangible assets, net	222,276	230,568
Other non-current assets	53,917	47,217

Total assets	$5,460,475	$5,570,376

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$113,000	$251,200
Accounts payable	94,686	102,445
Derivative liabilities	5,546	1,859
Accrued and other current liabilities	185,564	199,475

Total current liabilities	398,796	554,979
Long-term debt	2,279,909	2,393,574
Long-term derivative liabilities	124,986	101,911
Other non-current liabilities	183,684	195,955

Total liabilities	2,987,375	3,246,419

Commitments and contingencies (Note 3)
Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (90,328,069 and 85,968,423 units outstanding as of June 30, 2012 and December 31, 2011, respectively)	2,199,773	2,035,271
Class B Units (7,605,510 and 7,304,880 units outstanding as of June 30, 2012 and December 31, 2011, respectively)	403,822	395,639
Accumulated other comprehensive loss	(150,359)	(127,741)

Total Buckeye Partners, L.P. capital	2,453,236	2,303,169
Noncontrolling interests	19,864	20,788

Total partners’ capital	2,473,100	2,323,957

Total liabilities and partners’ capital	$5,460,475	$5,570,376

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$109,493	$161,405
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of equity investment	—	(34,112)
Value of ESOP shares released	—	1,183
Depreciation and amortization	67,352	55,997
Net changes in fair value of derivatives	4,480	(68,542)
Non-cash deferred lease expense	1,950	2,061
Amortization of unfavorable storage contracts	(5,497)	(4,328)
Earnings from equity investments	(3,734)	(5,381)
Distributions from equity investments	3,225	1,792
Amortization of other non-cash items	10,471	7,081
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	13,978	18,840
Construction and pipeline relocation receivables	(2,600)	1,763
Inventories	168,398	58,140
Prepaid and other current assets	11,719	334
Accounts payable	(7,760)	(23,715)
Accrued and other current liabilities	(10,656)	2,243
Other non-current assets	(3,842)	6,845
Other non-current liabilities	(9,833)	3,249

Net cash provided by operating activities	347,144	184,855

Cash flows from investing activities:
Capital expenditures	(148,000)	(100,461)
Contribution to equity investment	(350)	—
Deposit in anticipation of acquisition	(14,000)	(1,811)
Acquisitions, net of cash acquired	—	(1,061,232)
Proceeds from sale of equity investment	—	85,000
Proceeds from disposal of property, plant and equipment	622	433

Net cash used in investing activities	(161,728)	(1,078,071)

Cash flows from financing activities:
Net proceeds from issuance of units	246,648	736,997
Proceeds from exercise of unit options	999	435
Payment of tax withholding on issuance of LTIP awards	(1,576)	—
Issuance of long-term debt	—	647,530
Repayment of long term-debt	—	(1,525)
Borrowings under BPL Credit Facilities	336,500	683,532
Repayments under BPL Credit Facilities	(450,500)	(661,532)
Net borrowings (repayments) under BES Credit Facility	(138,200)	(17,100)
Debt issuance costs	—	(4,919)
Repayment of debt assumed in BORCO acquisition	—	(318,167)
Credits (costs) associated with agreement and plan of merger	422	(1,350)
Distributions paid to noncontrolling interests	(6,688)	(3,768)
Proceeds from settlement of treasury lock	—	497
Distributions paid to unitholders	(185,449)	(162,907)

Net cash provided by (used in) financing activities	(197,844)	897,723

Net increase (decrease) in cash and cash equivalents	(12,428)	4,507
Cash and cash equivalents — Beginning of period	12,986	13,626

Cash and cash equivalents — End of period	$558	$18,133

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Loss	Interests	Total
Partners’ capital—January 1, 2012	$2,035,271	$395,639	$(127,741)	$20,788	$2,323,957
Net income	98,155	8,183	—	3,155	109,493
Credits associated with agreement and plan of merger	422	—	—	—	422
Distributions paid to unitholders	(188,058)	—	—	2,609	(185,449)
Net proceeds from issuance of units	246,648	—	—	—	246,648
Amortization of unit-based compensation awards	7,688	—	—	—	7,688
Proceeds from exercise of unit options	999	—	—	—	999
Payment of tax withholding on issuance of LTIP awards	(1,576)	—	—	—	(1,576)
Distributions paid to noncontrolling interests	—	—	—	(4,079)	(4,079)
Other comprehensive loss	—	—	(22,618)	—	(22,618)
Noncash accrual for distribution equivalent rights	(433)	—	—	—	(433)
Other	657	—	—	(2,609)	(1,952)

Partners’ capital—June 30, 2012	$2,199,773	$403,822	$(150,359)	$19,864	$2,473,100

Partners’ capital—January 1, 2011	$1,413,664	$—	$(21,259)	$17,855	$1,410,260
Net income	147,520	10,994	—	2,891	161,405
Acquisition of 80% interest in BORCO	—	—	—	276,508	276,508
Acquisition of remaining interest in BORCO	—	—	—	(278,211)	(278,211)
Costs associated with agreement and plan of merger	(1,350)	—	—	—	(1,350)
Distributions paid to unitholders	(162,907)	—	—	—	(162,907)
Issuance of units to First Reserve for BORCO acquisition	152,772	254,619	—	—	407,391
Issuance of units to Vopak for BORCO acquisition	36,041	60,069	—	—	96,110
Net proceeds from issuance of units	663,945	73,052	—	—	736,997
Amortization of unit-based compensation awards	4,753	—	—	—	4,753
Proceeds from exercise of unit options	435	—	—	—	435
Services Company’s non-cash ESOP distributions	—	—	—	(1,410)	(1,410)
Distributions paid to noncontrolling interests	—	—	—	(3,768)	(3,768)
Other comprehensive loss	—	—	(8,376)	—	(8,376)
Noncash accrual for distribution equivalent rights	(578)	—	—	—	(578)
Other	(475)	—	—	3,100	2,625

Partners’ capital—June 30, 2011	$2,253,820	$398,734	$(29,635)	$16,965	$2,639,884

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

We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with over 6,000 miles of pipeline and over 100 active products terminals which provide aggregate storage capacity of over 69 million barrels. In addition, we operate and/or maintain approximately 2,800 miles of third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a natural gas storage facility in northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. Our flagship marine terminal in The Bahamas, which is owned by our subsidiary, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a premier global logistics hub.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. ACQUISITIONS

2012 Transaction

On February 9, 2012, we signed a definitive agreement with Chevron U.S.A Inc. (“Chevron”) to acquire a marine terminal facility for liquid petroleum products in New York Harbor (the “Perth Amboy Facility”) for $260.0 million in cash. The transaction was completed in July 2012. See Note 15 for further information regarding the Perth Amboy Facility acquisition.

2011 Transaction

On June 1, 2011, we acquired 33 refined petroleum products terminals with total storage capacity of over 10 million barrels and approximately 650 miles of refined petroleum products pipelines from BP Products North America Inc. and its affiliates for $166.0 million. The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Inventory	$1,161
Property, plant and equipment	175,577
Intangible assets	8,940
Environmental and other liabilities	(19,702)

Allocated purchase price	$165,976

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

On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty. The extent of the damage is being assessed and presently is estimated to range between $25.0 million and $50.0 million. We have insurance to cover this loss, subject to a $5.0 million deductible. On May 26, 2012, we commenced legal proceedings in the Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident. Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses, but the vessel owner is claiming it is entitled to limit its liability to approximately $17.0 million. We also have placed the customer on whose behalf the vessel was at the BORCO facility on notice that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties. Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas. At this time, we have not experienced any material interruption of service at the BORCO facility as a result of the incident and have commenced the process of repairing the jetty. We recorded a $4.2 million loss on disposal due to the assets destroyed in the incident; however, since we believe the recovery of our losses is probable, we recorded a corresponding receivable for the loss on disposal. To the extent the proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable. As of June 30, 2012, no gain had been recognized.

On March 30, 2012, the Federal Energy Regulatory Commission (“FERC”) issued an order (the “Order”) regarding the market-based methodology used by Buckeye Pipe Line Company, L.P. (“BPLC”) to set tariff rates on its pipeline system (the “Buckeye System”). In 1991, BPLC sought and received FERC permission to determine rate changes on the Buckeye System using a unique methodology that constrains rates based on competitive pressures in markets that FERC found to be competitive as well as certain other limits on rate increases. FERC permitted the continuation of this methodology for the Buckeye System in 1994, subject to FERC’s authority to cause BPLC to terminate the program in the future. The Order, among other things, states that FERC will review the continued efficacy of BPLC’s unique program and directs BPLC to show cause why it should not be required to discontinue the program on the Buckeye System and avail itself of the generic ratemaking methodologies used by other oil pipelines. Pending FERC’s review of the program, the Order also disallowed proposed rate increases on the Buckeye System that would have become effective April 1, 2012. BPLC filed its response to FERC on May 15, 2012. Subsequently, parties interested in rates for transportation of jet fuel to the New York City airports filed pleadings seeking to change the program, three other shippers filed to intervene in the proceeding without taking a position on the program, BPLC filed a reply to the comments of the principal commenting party on jet fuel rates and the principal commenting party filed an answer to our reply. The timing or outcome of final resolution of this matter cannot reasonably be determined at this time. The Order does not impact any of the pipeline systems or terminals owned by Buckeye’s other operating subsidiaries.

In June 2009, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling approximately $0.6 million as a result of our alleged violations of various pipeline safety requirements raised as a result of PHMSA’s 2008 integrated inspection of our procedures and records for operations and maintenance, operator qualification, and integrity management as well as field inspections of locations in Pennsylvania, Ohio, Illinois, Michigan and Colorado. We contested portions of the proposed penalty and, in June 2012, we received a final order from PHMSA with respect to the matter and paid total penalties of approximately $0.5 million, which represents a $0.1 million reduction in the penalties originally proposed by PHMSA.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $1.4 million and $1.3 million during the three months ended June 30, 2012 and 2011, respectively, related to environmental remediation expenditures unrelated to claims and legal proceedings. For the six months ended June 30, 2012 and 2011, we recorded operating expenses, net of recoveries, of $2.6 million and $2.4 million, respectively, related to environmental remediation expenditures unrelated to claims and legal proceedings. As of June 30, 2012 and December 31, 2011, we recorded environmental liabilities of $54.9 million and $58.4 million, respectively. Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011
Refined petroleum products (1)	$116,805	$285,509
Materials and supplies	13,101	12,795

Total inventories	$129,906	$298,304

(1)	Ending inventory was 43.0 million and 99.6 million gallons of refined petroleum products at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, approximately 91% and 96% of our refined petroleum products inventory volumes were hedged, respectively. Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations. Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011
Prepaid insurance	$12,981	$12,028
Insurance receivables related to environmental expenditures	9,876	12,724
Ammonia receivable	1,809	1,288
Margin deposits	3,808	9,871
Prepaid services	28,604	8,661
Unbilled revenue	1,632	10,090
Tax receivable	—	1,610
Prepaid taxes	4,537	1,677
Vendor prepayments	4,109	14,903
Other	13,602	19,875

Total prepaid and other current assets	$80,958	$92,727

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Muskegon Pipeline LLC	$156	$(85)	$419	$98
Transport4, LLC	78	42	78	100
West Shore Pipe Line Company	1,419	1,338	3,104	2,886
West Texas LPG Pipeline Limited Partnership (1)	—	739	—	2,297
South Portland Terminal LLC (2)	133	—	133	—

Total earnings from equity investments	$1,786	$2,034	$3,734	$5,381

(1)	In May 2011, we sold our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”). Amounts for WT LPG are included through the date of the sale of our interest.
(2)	In July 2011, we acquired a 50% interest.

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (1)	2012	2011 (1)
Revenue	$17,683	$28,201	$33,982	$61,504
Costs and expenses	(9,348)	(17,958)	(17,612)	(34,966)
Non-operating expense	(2,984)	(3,267)	(6,121)	(6,820)

Net income	$5,351	$6,976	$10,249	$19,718

(1)	In May 2011, we sold our 20% interest in WT LPG. Amounts for WT LPG are included through the date of the sale of our interest.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain risks, including changes in interest rates and commodity prices, in the course of our normal business operations. We use derivative instruments to manage risks associated with certain identifiable and forecasted transactions. Derivatives are financial and physical instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices. Typical derivative instruments include futures, forward physical contracts, swaps and other instruments with similar characteristics. We do not engage in speculative trading activities.

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

We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. We have entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million related to the anticipated issuance of debt on or before July 15, 2013 and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended June 30, 2012 and 2011, unrealized losses of $40.1 million and $13.8 million, respectively, were recorded in accumulated other comprehensive income (loss) to reflect the change in the fair values of the forward-starting interest rate swaps. During the six months ended June 30, 2012 and 2011, unrealized losses of $23.1 million and $9.3 million, respectively, were recorded in accumulated other comprehensive income (loss). We designated the swap agreements as cash flow hedges at inception and expect the changes in value to be highly correlated with the changes in value of the underlying borrowings.

Over the next twelve months, we expect to reclassify $0.9 million of net losses from accumulated other comprehensive loss to interest and debt expense. The loss consists of the change in fair value on forward-starting interest rate swaps that were terminated in 2008 and served as a designated cash flow hedge of our 6.050% Notes, partially offset by a gain attributable to the settlement in January 2011 of the treasury lock agreement associated with the 4.875% Notes.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our commodity derivative instruments outstanding at June 30, 2012 (amounts in thousands of gallons):

	Volume (1)		Accounting Treatment
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts for refined products	6,770	1,119	Mark-to-market
Physical index derivative contracts	105,055	—	Mark-to-market
Futures contracts for refined products	28,368	1,134	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for refined products	39,354	—	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2012
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment	Total
Physical fixed price derivative contracts	$5,308	$—	$5,308	$(166)	$5,142
Physical index derivative contracts	741	—	741	(8)	733
Futures contracts for refined products	24,255	1,079	25,334	(25,334)	—

Total current derivative assets	30,304	1,079	31,383	(25,508)	5,875

Physical fixed price derivative contracts	10	—	10	—	10
Futures contracts for refined products	78	—	78	—	78

Total non-current derivative assets	88	—	88	—	88

Physical fixed price derivative contracts	(448)	—	(448)	166	(282)
Physical index derivative contracts	(216)	—	(216)	8	(208)
Futures contracts for refined products	(25,448)	(4,942)	(30,390)	25,334	(5,056)

Total current derivative liabilities	(26,112)	(4,942)	(31,054)	25,508	(5,546)

Interest rate derivatives	—	(124,986)	(124,986)	—	(124,986)

Total non-current derivative liabilities	—	(124,986)	(124,986)	—	(124,986)

Net derivative assets (liabilities)	$4,280	$(128,849)	$(124,569)	$—	$(124,569)

	December 31, 2011
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment	Total
Physical fixed price derivative contracts	$5,351	$—	$5,351	$(59)	$5,292
Physical index derivative contracts	853	—	853	(19)	834
Futures contracts for refined products	3,594	2,664	6,258	(5,628)	630

Total current derivative assets	9,798	2,664	12,462	(5,706)	6,756

Physical fixed price derivative contracts	(1,304)	—	(1,304)	59	(1,245)
Physical index derivative contracts	(633)	—	(633)	19	(614)
Futures contract for refined products	(3,154)	(2,474)	(5,628)	5,628	—

Total current derivative liabilities	(5,091)	(2,474)	(7,565)	5,706	(1,859)

Interest rate derivatives	—	(101,911)	(101,911)	—	(101,911)

Total non-current derivative liabilities	—	(101,911)	(101,911)	—	(101,911)

Net derivative assets (liabilities)	$4,707	$(101,721)	$(97,014)	$—	$(97,014)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our hedged inventory portfolio extends to the second quarter of 2013. The majority of the unrealized gain at June 30, 2012 for inventory hedges represented by futures contracts was minimal and will be realized by the fourth quarter of 2012 as the inventory is sold. At June 30, 2012, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2013. In addition, at June 30, 2012, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2012	2011	2012	2011
Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	Product sales	$3,791	$2,204	$2,898	$(1,587)
Physical index derivative contracts	Product sales	258	—	360	—
Physical fixed price derivative contracts	Cost of product sales and natural gas storage services	784	732	(603)	1,767
Physical index derivative contracts	Cost of product sales and natural gas storage services	4	—	(39)	—
Futures contracts for refined products	Cost of product sales and natural gas storage services	1,960	3,330	5,331	1,181

Derivatives designated as fair value hedging instruments:

Futures contracts for refined products	Cost of product sales and natural gas storage services	14,536	8,069	(14,635)	(48,831)
Physical inventory—hedge items	Cost of product sales and natural gas storage services	(17,301)	(10,136)	11,157	40,283

Ineffectiveness and the time value component on fair value hedging instruments:

Fair value hedge ineffectiveness (excluding time value)	Cost of product sales and natural gas storage services	172	(4,253)	(560)	(204)
Time value excluded from hedge assessment	Cost of product sales and natural gas storage services	(2,937)	2,186	(2,917)	(8,344)

Net loss in income		$(2,765)	$(2,067)	$(3,477)	$(8,548)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified from AOCI to Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$—	$(99)	$—	$(219)
Interest rate contracts	Interest and debt expense	(229)	(229)	(459)	(462)

	Change in Value Recognized in OCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	$—	$(17)	$—	$(46)
Interest rate contracts	(40,136)	(13,783)	(23,075)	(8,770)

8. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows.

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis as of the measurement dates, and the basis for that measurement by level within the fair value hierarchy as indicated below (in thousands):

	June 30, 2012		December 31, 2011
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$5,152	$—	$5,292
Physical index derivative contracts	—	733	—	834
Futures contracts for refined products	78	—	630	—

Financial liabilities:
Physical fixed price derivative contracts	—	(282)	—	(1,245)
Physical index derivative contracts	—	(208)	—	(614)
Futures contracts for refined products	(5,056)	—	—	—
Interest rate derivatives	—	(124,986)	—	(101,911)

Fair value	$(4,978)	$(119,591)	$630	$(97,644)

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

The values of the Level 2 physical derivative contracts assets and liabilities were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data. Level 2 physical derivative contracts assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the physical derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The Energy Services segment determined CVAs are appropriate because few of the Energy Services segment’s customers entering into these physical derivative contracts are large organizations with nationally-recognized credit ratings. The Level 2 physical derivative contracts assets of $5.9 million and $6.1 million as of June 30, 2012 and December 31, 2011, respectively, are net of CVAs of ($0.1) million for both periods, respectively. As of June 30, 2012, the Energy Services segment did not hold any net liability derivative position containing credit contingent features.

Cash and cash equivalents, prepaid and other current assets and accrued and other current liabilities are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly issued debt with similar credit ratings and terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates. Using Level 2 input values, the fair values of our aggregate debt and credit facility were estimated to be $2,470.5 million and $2,811.7 million at June 30, 2012 and December 31, 2011, respectively.

Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2012 and 2011, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of possible impairment. For the six months ended June 30, 2012 and 2011, there were not any fair value adjustments related to such assets or liabilities reflected in our condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company (“Services Company”), which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”). The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended June 30, 2012 and 2011 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$61	$73	$78	$75
Interest cost	207	199	448	481
Expected return on plan assets	(113)	(82)	—	—
Amortization of prior service benefit	—	—	(683)	(741)
Amortization of unrecognized losses	343	299	315	312
Settlement charge	—	203	—	—

Net periodic benefit costs	$498	$692	$158	$127

The components of the net periodic benefit cost for the RIGP and the Retiree Medical Plan were as follows for the six months ended June 30, 2012 and 2011 (in thousands):

	RIGP		Retiree Medical Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$132	$136	$154	$161
Interest cost	414	399	930	938
Expected return on plan assets	(200)	(188)	—	—
Amortization of prior service benefit	—	—	(1,424)	(1,482)
Amortization of unrecognized losses	797	636	626	606
Settlement charge	—	203	—	—

Net periodic benefit costs	$1,143	$1,186	$286	$223

During the six months ended June 30, 2012, we contributed $2.5 million to the RIGP.

10. UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the Buckeye Partners, L.P. 2009 Long-Term Incentive Plan (the “LTIP”). We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized compensation expense related to the LTIP and the Option Plan of $5.1 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, we recognized compensation expense related to the LTIP and the Option Plan of $7.7 million and $4.9 million, respectively. These compensation plans are discussed below.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LTIP

The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through June 30, 2012, awards representing a total of 553,721 additional LP Units could be issued under the LTIP.

Approximately $0.7 million of 2011 compensation awards were deferred at December 31, 2011, for which 23,426 phantom units (including matching units) were granted during the six months ended June 30, 2012. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2012, the Compensation Committee granted 226,250 phantom units to employees (including the 23,426 phantom units granted pursuant to the Deferral Plan discussed above), 14,000 phantom units to independent directors of Buckeye GP and 129,427 performance units to employees. The amount paid with respect to phantom unit distribution equivalents under the LTIP was $0.7 million and $0.5 million for the six month periods ended June 30, 2012 and 2011, respectively.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted- Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2012	585	$56.75
Granted	370	63.23
Vested	(103)	46.34
Forfeited	(45)	43.54

Unvested at June 30, 2012	807	$61.79

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

At June 30, 2012, approximately $28.0 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 1.7 years.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit Option and Distribution Equivalent Plan

The following is a summary of the changes in the LP Unit options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amount):

	Number of LP Units	Weighted- Average Strike Price per LP Unit	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2012	97	$46.81
Exercised	(22)	46.24

Outstanding at June 30, 2012	75	46.97	3.7	$392

Exercisable at June 30, 2012	75	$46.97	3.7	$392

(1)	Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in June 2012 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.3 million for each of the six month periods ended June 30, 2012 and 2011.

11. PARTNERS’ CAPITAL AND DISTRIBUTIONS

In February 2012, we issued 4,262,575 LP Units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We have used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Revolving Credit Agreement dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank and have also funded a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Summary of Changes in Outstanding Units

The following is a summary of changes in units outstanding for the periods indicated (in thousands):

	Limited	Class B
	Partners	Units	Total
Units outstanding at January 1, 2012	85,968	7,305	93,273
LP Units issued pursuant to the Option Plan (1)	22	—	22
LP Units issued pursuant to the LTIP (1)	75	—	75
Issuance of units to institutional investors	4,263	—	4,263
Issuance of Class B Units in lieu of quarterly cash distributions	—	301	301

Units outstanding at June 30, 2012	90,328	7,606	97,934

(1)	The number of units issued represents issuance net of tax withholding.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Actual cash distributions on our LP Units totaled $188.1 million and $165.8 million during the six months ended June 30, 2012 and 2011, respectively. We also paid distributions in-kind to our Class B unitholders by issuing 300,630 Class B Units during the six months ended June 30, 2012.

On August 3, 2012, we announced a quarterly distribution of $1.0375 per LP Unit that will be paid on August 31, 2012, to LP unitholders of record on August 15, 2012. Based on the LP Units outstanding as of June 30, 2012, cash distributed to LP unitholders on August 31, 2012 will total approximately $94.1 million. Based on Class B Units outstanding as of June 30, 2012, we also expect to issue approximately 173,000 Class B Units in lieu of cash distributions on August 31, 2012, to Class B unitholders of record on August 15, 2012.

12. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Buckeye Partners, L.P.	$54,379	$92,021	$106,338	$158,514

Basic:
Weighted average units outstanding	97,818	91,743	96,524	87,728

Earnings per unit—basic	$0.56	$1.00	$1.10	$1.81

Diluted:
Units used for basic calculation	97,818	91,743	96,524	87,728
Dilutive effect of LP Unit options and LTIP awards granted	291	345	310	314

Units for diluted	98,109	92,088	96,834	88,042

Earnings per unit—diluted	$0.55	$1.00	$1.10	$1.80

13. BUSINESS SEGMENTS

We operate and report in five business segments: (i) Pipelines & Terminals; (ii) International Operations; (iii) Natural Gas Storage; (iv) Energy Services; and (v) Development & Logistics.

Pipelines & Terminals

The Pipelines & Terminals segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States. This segment owns and operates over 6,000 miles of pipeline systems in 16 states. The segment has approximately 100 refined petroleum products terminals, which includes five terminals owned by the Energy Services segment but operated by the Pipelines & Terminals segment, in 21 states with aggregate storage capacity of approximately 41.4 million barrels, which includes our recent acquisition of the Perth Amboy Facility. See Note 15 for information regarding the Perth Amboy Facility acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Operations

The International Operations segment provides marine bulk storage and marine terminal throughput services. The segment has two liquid petroleum product terminals, one in Puerto Rico and one on Grand Bahama Island in The Bahamas. The segment has an aggregate storage capacity of approximately 27.2 million barrels, which includes the newly completed construction of 1.1 million barrels of storage capacity in connection with BORCO’s expansion plans.

Natural Gas Storage

The Natural Gas Storage segment provides natural gas storage services at a natural gas storage facility in Northern California. The facility has approximately 30.0 Bcf of working natural gas storage capacity and is connected to Pacific Gas and Electric’s intrastate natural gas pipelines that services natural gas demand in the San Francisco and Sacramento, California areas. The Natural Gas Storage segment does not trade or market natural gas.

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

Development & Logistics

The Development & Logistics segment consists primarily of our contract operations of approximately 2,800 miles of third-party pipeline, which are owned principally by major oil and gas, petrochemical and chemical companies and are located primarily in Texas and Louisiana. This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers. The Development & Logistics segment also includes our ownership and operation of two underground propane storage caverns in Indiana and Illinois and an ammonia pipeline, as well as our majority ownership of the Sabina Pipeline, located in Texas.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our revenue by each segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Pipelines & Terminals	$167,312	$149,110	$333,240	$293,316
International Operations (1)	50,428	52,990	100,663	98,065
Natural Gas Storage	16,469	14,085	26,680	33,689
Energy Services	746,821	864,125	1,777,247	1,915,437
Development & Logistics	13,152	10,580	25,617	20,171
Intersegment	(11,542)	(13,798)	(21,368)	(31,050)

Total revenue	$982,640	$1,077,092	$2,242,079	$2,329,628

(1)	The International Operations segment’s revenue generated in The Bahamas was $47.2 million and $48.8 million for the three months ended June 30, 2012 and 2011, which represented 93.6% and 92.0%, respectively, of the International Operations segment’s total revenue for the periods. For the six months ended June 30, 2012 and 2011, the International Operations segment’s revenue generated in The Bahamas was $93.3 million and $90.2 million, which represented 92.7% and 92.0%, respectively, of the International Operations segment’s total revenue for the periods.

For the six months ended June 30, 2012 and 2011, no customer contributed 10% or more of consolidated revenue.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of net income to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA:
Pipelines & Terminals	$89,598	$84,113	$177,830	$174,233
International Operations	30,591	30,646	62,257	56,153
Natural Gas Storage	(388)	(2,612)	(1,656)	(160)
Energy Services	(3,206)	3,841	(9,378)	6,600
Development & Logistics	3,337	1,643	5,866	3,044

Total Adjusted EBITDA	$119,932	$117,631	$234,919	$239,870

Reconciliation of Net Income to Adjusted EBITDA:
Net income	$56,026	$93,592	$109,493	$161,405
Less: Net income attributable to noncontrolling interests	(1,647)	(1,571)	(3,155)	(2,891)

Net income attributable to Buckeye Partners, L.P.	54,379	92,021	106,338	158,514
Add: Interest and debt expense	27,612	28,596	56,422	57,093
Income tax expense (benefit)	329	(17)	666	(193)
Depreciation and amortization	34,325	29,756	67,352	55,997
Non-cash deferred lease expense	975	1,031	1,950	2,061
Non-cash unit-based compensation expense	5,061	2,752	7,688	4,838
Less: Amortization of unfavorable storage contracts (1)	(2,749)	(2,396)	(5,497)	(4,328)
Gain on sale of equity investment	—	(34,112)	—	(34,112)

Adjusted EBITDA	$119,932	$117,631	$234,919	$239,870

(1)	Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash paid for interest (net of capitalized interest)	$57,646	$41,958
Cash paid for income taxes	1,093	452
Capitalized interest	4,524	3,501

Non-cash changes in assets and liabilities:
Change in accrued and other current liabilities related to capital expenditures	$(636)	$18,165

Non-cash financing activities:
Issuance of units to First Reserve for BORCO acquisition	$—	$407,391
Issuance of units to Vopak for BORCO acquisition	—	96,110
Issuance of Class B Units in lieu of quarterly cash distribution	15,304	13,625

15. SUBSEQUENT EVENTS

Perth Amboy Acquisition

In February 2012, we signed a definitive agreement with Chevron to acquire the Perth Amboy Facility for $260.0 million in cash and paid a deposit of $14.0 million to Chevron at the time we signed the definitive agreement. We completed our acquisition of the Perth Amboy Facility in July 2012. The facility, which sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey, has over 4.0 million barrels of tankage, four docks, and significant undeveloped land available for potential expansion. The Perth Amboy Facility has water, pipeline, rail, and truck access, and is located six miles from our Linden, New Jersey complex. The facility provides a link between our inland pipelines and terminals and our BORCO facility in The Bahamas, improving service offerings for our customers and providing further support to our planned clean products tankage expansion at the BORCO facility. Concurrent with the acquisition, we entered into multi-year storage, blending, and throughput commitments with Chevron. We are in the process of completing a purchase price allocation. Preliminarily, we expect that the purchase price will be allocated principally to property, plant and equipment of $160.0 million to $180.0 million, goodwill of $75.0 million to $95.0 million, intangible assets related to customer contracts of $10.0 million to $15.0 million and environmental liabilities of $7.0 million to $10.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with over 6,000 miles of pipeline and over 100 active products terminals that provide aggregate storage capacity of approximately 69 million barrels. We also operate and/or maintain approximately 2,800 miles of third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a natural gas storage facility in Northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a premier global logistics hub.

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

Recent Developments

In February 2012, we signed a definitive agreement with Chevron U.S.A. Inc. (“Chevron”) to acquire a marine terminal facility for liquid petroleum products in New York Harbor (the “Perth Amboy Facility”) for $260.0 million in cash and paid a deposit of $14.0 million to Chevron at the time we signed the definitive agreement. We completed our acquisition of the Perth Amboy Facility in July 2012. The facility, which sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey, has over 4.0 million barrels of tankage, four docks, and significant undeveloped land available for potential expansion. The Perth Amboy Facility has water, pipeline, rail, and truck access, and is located six miles from our Linden, New Jersey complex. The facility provides a link between our inland pipelines and terminals and our BORCO facility in The Bahamas, improving service offerings for our customers and providing further support to our planned clean products tankage expansion at the BORCO facility. Concurrent with the acquisition, we entered into multi-year storage, blending, and throughput commitments with Chevron.

Additionally in February 2012, we issued 4,262,575 LP Units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We have used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Revolving Credit Agreement dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank and have also funded a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Results of Operations

Non-GAAP Financial Measures

Adjusted EBITDA is the primary measure used by our senior management, including our Chief Executive Officer, to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities. Distributable cash flow is another measure used by our senior management to provide a clearer picture of cash available for distribution to its unitholders. Adjusted EBITDA and distributable cash flow eliminate (i) non-cash expenses, including but not limited to, depreciation and amortization expense resulting from the significant capital investments we make in our businesses and from intangible assets recognized in business combinations; (ii) charges for obligations expected to be settled with the issuance of equity instruments; and (iii) items that are not indicative of our core operating performance results and business outlook.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA:
Pipelines & Terminals	$89,598	$84,113	$177,830	$174,233
International Operations	30,591	30,646	62,257	56,153
Natural Gas Storage	(388)	(2,612)	(1,656)	(160)
Energy Services	(3,206)	3,841	(9,378)	6,600
Development & Logistics	3,337	1,643	5,866	3,044

Total Adjusted EBITDA	$119,932	$117,631	$234,919	$239,870

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$56,026	$93,592	$109,493	$161,405
Less: Net income attributable to noncontrolling interests	(1,647)	(1,571)	(3,155)	(2,891)

Net income attributable to Buckeye Partners, L.P.	54,379	92,021	106,338	158,514
Add: Interest and debt expense	27,612	28,596	56,422	57,093
Income tax expense (benefit)	329	(17)	666	(193)
Depreciation and amortization	34,325	29,756	67,352	55,997
Non-cash deferred lease expense	975	1,031	1,950	2,061
Non-cash unit-based compensation expense	5,061	2,752	7,688	4,838
Less: Amortization of unfavorable storage contracts (1)	(2,749)	(2,396)	(5,497)	(4,328)
Gain on sale of equity investment	—	(34,112)	—	(34,112)

Adjusted EBITDA	$119,932	$117,631	$234,919	$239,870

Less: Interest and debt expense, excluding amortization of deferred financing costs and debt discounts	(26,767)	(27,438)	(54,684)	(54,832)
Income tax (expense) benefit	(329)	17	(666)	193
Maintenance capital expenditures	(10,765)	(12,293)	(23,875)	(19,766)

Distributable cash flow	$82,071	$77,917	$155,694	$165,465

(1)	Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes transported and average daily throughput for the Pipelines & Terminals segment in barrels per day (“bpd”) and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	724.9	668.4	693.7	640.3
Jet fuel	342.9	348.1	337.7	337.3
Middle distillates (1)	297.9	277.1	318.9	314.9
Other products (2)	31.3	32.0	25.9	27.3

Total pipelines throughput	1,397.0	1,325.6	1,376.2	1,319.8

Terminals:
Products throughput (3)	900.5	625.6	876.8	581.0

Energy Services (in millions of gallons):
Sales volumes	258.5	281.9	603.3	663.4

(1)	Includes diesel fuel, heating oil and kerosene.
(2)	Includes liquefied petroleum gas (“LPG”).
(3)	Amounts include throughput volumes at terminals acquired from BP Products North America Inc. and its affiliates (“BP”) and ExxonMobil Corporation on June 1, 2011 and July 19, 2011, respectively.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated

Adjusted EBITDA was $119.9 million for the three months ended June 30, 2012, which is an increase of $2.3 million, or 2.0%, from $117.6 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily related to positive contributions from acquisitions in the Pipelines & Terminals segment, an increase in hub services margin in the Natural Gas Storage segment and a positive contribution from the Development & Logistics segment’s LPG storage caverns that were acquired in November 2011. These increases were partially offset by the losses incurred in the Energy Services segment as a result of continued market backwardation and declining basis in the Northeast refined petroleum commodity markets that adversely affected our profitability. Backwardation is a market condition in which commodity futures contracts with a delivery month further away in time have lower settlement prices than futures contracts with a delivery month closer in time.

Revenue was $982.6 million for the three months ended June 30, 2012, which is a decrease of $94.5 million, or 8.8%, from $1,077.1 million for the corresponding period in 2011. The decrease in revenue was primarily related to a decrease in refined petroleum product sales price and lower product volume sales in the Energy Services segment, which were partially offset by an increase in revenue from the assets acquired in 2011 in the Pipelines & Terminals segment.

Operating income was $81.8 million for the three months ended June 30, 2012, which is a decrease of $4.1 million, or 4.8%, from $85.9 million for the corresponding period in 2011. The decrease in operating income was primarily related to decreased earnings in the Energy Services segment due to unfavorable market conditions and an increase in depreciation due to the upgrades and expansions of the jetty structure at BORCO in the International Operations segment and assets acquired in 2011 in the Pipelines & Terminals segment. These decreases were partially offset by a positive contribution in the Pipelines & Terminals segment relating to the operating activities of the assets acquired in 2011 and positive contributions from the Development & Logistics segment related to the LPG storage caverns acquired in November 2011.

Distributable cash flow was $82.1 million for the three months ended June 30, 2012, which is an increase of $4.2 million, or 5.3%, from $77.9 million as compared to the corresponding period in 2011. The increase in distributable cash flow was primarily related to an increase of $2.3 million in Adjusted EBITDA as described above and a $1.5 million decrease in maintenance capital expenditures relating to pipeline and tank integrity work performed in the Pipelines & Terminals and International Operations segments.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $89.6 million for the three months ended June 30, 2012, which is an increase of $5.5 million, or 6.5%, from $84.1 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were primarily related to $13.7 million in revenue from assets acquired in 2011, $9.3 million in additional revenue due to higher pipeline tariff rates and terminalling contract rate escalations on assets owned prior to the 2011 acquisitions (which we refer to as our “legacy” assets) and a $0.8 million increase in revenue due to higher terminalling volumes on our legacy assets.

The negative factors impacting Adjusted EBITDA were $6.8 million of operating expenses related to assets acquired during 2011, a $6.1 million increase in expenses primarily related to payroll costs, insurance and environmental remediation expenses and expenses related to the relocation of certain operations and administrative support functions to our Houston, TX headquarters, $3.3 million in unfavorable settlement experience, a $1.9 million decrease in other revenue primarily driven by a decline in our storage contracts due to the backwardated market and a $0.2 million decrease in earnings from equity investments primarily due to the sale of our interest in West Texas LPG Pipeline Limited Partnership in May 2011.

Overall pipeline and terminalling volumes increased by 5.4% and 43.9%, respectively, as a result of the acquisitions in 2011. Legacy pipeline volumes increased approximately 0.5% despite the impact of a train derailment that shut down one of our systems for approximately 40 days during the quarter. Legacy terminalling throughput volumes increased by 3.5% primarily due to higher demand for gasoline and middle distillates resulting from new customer contracts and service offerings at select locations.

International Operations. Adjusted EBITDA from the International Operations segment was $30.6 million for each of the three months ended June 30, 2012 and 2011. The offsetting changes in Adjusted EBITDA were primarily related to a $3.0 million decrease in storage fees and a $3.0 million decrease in expenses, which included professional fee expenses.

Natural Gas Storage. Adjusted EBITDA from the Natural Gas Storage segment was a loss of $0.4 million for the three months ended June 30, 2012, which is an increase of $2.2 million, or 85.1%, from a loss of $2.6 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily the result of a $4.2 million increase in hub services margin, partially offset by a $1.7 million decrease in lease revenue due to lower firm storage rates and $0.3 million net increase in operating expenses. Lease revenue and hub service fees are primarily determined by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread).

Energy Services. Adjusted EBITDA from the Energy Services segment was a loss of $3.2 million for the three months ended June 30, 2012, which is a decrease of $7.0 million, or 183.5%, from earnings of $3.8 million for the corresponding period in 2011. During the period, basis volatility and continued market backwardation negatively impacted the value of our inventory portfolio and contributed to the unfavorable impact on our overall sales margin. Basis is the difference between the physical spot price for a commodity and the prompt New York Mercantile Exchange (“NYMEX”) contract price for the respective physical commodity. The decrease in Adjusted EBITDA was primarily related to a $117.3 million decrease in revenue, which included a $45.6 million decrease as a result of approximately $0.18 per gallon decrease in refined petroleum product sales price (average sales prices per gallon were $2.89 and $3.07 for the 2012 and 2011 periods, respectively) and a $71.7 million decrease due to 8.3% of lower sales volumes.

This decrease in Adjusted EBITDA was partially offset by a $110.6 million decrease in cost of product sales, which included a $39.5 million decrease as a result of approximately $0.15 per gallon decrease in refined petroleum product cost price (average cost prices per gallon were $2.89 and $3.04 for the 2012 and 2011 periods, respectively) and a $71.1 million decrease due to 8.3% of lower volumes sold, and a $0.3 million increase in operating expenses, which primarily related to overhead costs.

Development & Logistics. Adjusted EBITDA from the Development & Logistics segment was $3.3 million for the three months ended June 30, 2012, which is an increase of $1.7 million, or 103.1%, from $1.6 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily due to $1.4 million in revenue related to the LPG storage caverns acquired in November 2011, a $0.8 million increase in project management revenue and a $0.3 million increase in operating services contract revenue as a result of new contracts and higher fees. These increases were partially offset by a $0.6 million increase in expenses, which primarily related to overhead costs and a $0.2 million increase in operating expenses for the LPG storage caverns.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Consolidated

Adjusted EBITDA was $234.9 million for the six months ended June 30, 2012, which is a decrease of $5.0 million, or 2.1%, from $239.9 million for the corresponding period in 2011. The decrease in Adjusted EBITDA was primarily related to losses incurred in the Energy Services segment as a result of declining basis in the Midwest and Northeast refined petroleum commodity markets that adversely affected the value of our inventory portfolio and a decrease in lease revenue in the Natural Gas Storage segment due to lower storage prices caused by compressed seasonal spreads. These decreases were partially offset by positive contributions from assets acquired in 2011 in the Pipelines & Terminals segment, an increase in earnings at BORCO due to a full period of operations as well as lower professional fees incurred in the International Operations segment.

Revenue was $2,242.1 million for the six months ended June 30, 2012, which is a decrease of $87.5 million, or 3.8%, from $2,329.6 million for the corresponding period in 2011. The decrease in revenue was primarily related to a net decrease in revenue in the Energy Services segment, which was partially offset by the revenue from assets acquired in 2011 in the Pipelines & Terminals segment.

Operating income was $162.2 million for the six months ended June 30, 2012, which is a decrease of $16.3 million, or 9.1%, from $178.5 million for the corresponding period in 2011. The decrease in operating income was primarily related to a negative contribution associated with the operating activities in the Energy Services segment and an increase in depreciation due to the assets acquired in 2011 in the Pipelines & Terminals segment and the upgrades and expansions on the jetty structure and full period of operations at BORCO in the International Operations segment. These decreases were partially offset by a positive contribution in the Pipelines & Terminals segment relating to the operating activities of assets acquired in 2011.

Distributable cash flow was $155.7 million for the six months ended June 30, 2012, which is a decrease of $9.8 million, or 5.9%, from $165.5 million as compared to the corresponding period in 2011. The decrease in distributable cash flow was primarily related to a decrease of $5.0 million in Adjusted EBITDA as described above and a $4.1 million increase in maintenance capital expenditures relating to pipeline and tank integrity work performed in the Pipelines & Terminals and International Operations segments.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $177.8 million for the six months ended June 30, 2012, which is an increase of $3.6 million, or 2.1%, from $174.2 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were $32.0 million in revenue related to the assets acquired in 2011 and a $19.0 million increase in revenue due to higher pipeline tariff rates and terminalling contract rate escalations on our legacy assets.

The negative factors impacting Adjusted EBITDA were primarily $19.1 million of operating expenses related to assets acquired in 2011, a $9.6 million increase in operating expenses, which included integrity program expenditures, payroll costs, insurance and environmental remediation expenses, $6.3 million in unfavorable settlement experience, a $4.9 million decrease in revenue due to lower pipeline and terminalling volumes on legacy assets, a $3.7 million net increase in expenses primarily related to the relocation of certain operations and administrative support functions to our Houston, TX headquarters, a $2.1 million increase in other costs and a $1.7 million decrease in earnings from equity investments primarily due to the sale of our interest in West Texas LPG Pipeline Limited Partnership in May 2011.

Overall pipeline and terminalling volumes increased by 4.3% and 50.9%, respectively, as a result of the acquisitions in 2011. Legacy pipeline volumes decreased by 1.9% primarily due to lower heating oil deliveries as a result of mild weather conditions in the Northeast and changes in supply patterns related to the recent refinery closures affecting the Pennsylvania market. Legacy terminalling volumes decreased by 1.1% primarily due to lower demand for heating oil and supply interruptions due to refinery closures in the Northeast.

International Operations. Adjusted EBITDA from the International Operations segment was $62.3 million for the six months ended June 30, 2012, which is an increase of $6.1 million, or 10.9%, from $56.2 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily related to a $1.6 million increase in storage fees, which includes a full period of operations for BORCO, $1.7 million of noncontrolling interests income related to the remaining 20.0% in BORCO not acquired by us until February 16, 2011 and a $3.0 million net decrease in expenses primarily related to lower professional fees. These increases were partially offset by a $0.2 million decrease in ancillary service revenue.

Natural Gas Storage. Adjusted EBITDA from the Natural Gas Storage segment was a loss of $1.7 million for the six months ended June 30, 2012, which is a decrease of $1.5 million, or 935.0%, from a loss of $0.2 million for the corresponding period in 2011. The decrease in Adjusted EBITDA was primarily the result of a $7.8 million decrease in lease revenue due to lower firm storage rates, which was partially offset by a $4.3 million increase in hub services margin and a $2.0 million decrease in operating expenses, which primarily related to a decline in the number of well workovers performed during 2012 as compared to the 2011 period. Lease revenue and hub services revenue are affected by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread).

Energy Services. Adjusted EBITDA from the Energy Services segment was a loss of $9.4 million for the six months ended June 30, 2012, which is a decrease of $16.0 million, or 242.1%, from earnings of $6.6 million for the corresponding period in 2011. During the period, basis volatility due to changing supply patterns and continued market backwardation negatively impacted the value of our inventory portfolio and contributed to the unfavorable impact on our overall sales margin. In the first quarter of 2012, we developed and executed a strategy to mitigate the basis risk that included the reduction of refined petroleum product inventories in the Midwest. As a result, losses generated from the execution of our strategy contributed to the decrease in Adjusted EBITDA.

The decrease in Adjusted EBITDA was primarily related to a $138.2 million net decrease in revenue, which included a $173.5 million decrease due to 9.1% of lower sales volumes offset by a $35.3 million increase as a result of approximately $0.06 per gallon increase in refined petroleum product sales price (average sales prices per gallon were $2.95 and $2.89 for the 2012 and 2011 periods, respectively).

This decrease in Adjusted EBITDA was partially offset by a $122.2 million net decrease in cost of product sales, which included a $172.2 million decrease due to 9.1% of lower volumes sold offset by a $50.0 million increase as a result of approximately $0.08 per gallon increase in refined petroleum product cost price (average cost prices per gallon were $2.95 and $2.87 for the 2012 and 2011 periods, respectively).

Development & Logistics. Adjusted EBITDA from the Development & Logistics segment was $5.9 million for the six months ended June 30, 2012, which is an increase of $2.9 million, or 92.7%, from $3.0 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily due to a $2.6 million increase in revenue related to the LPG storage caverns acquired in November 2011, a $2.2 million increase in project management revenue and a $0.7 million increase in operating services contract revenue as a result of new contracts and higher fees, partially offset by a $1.5 million increase in operating expenses related to project management activities, a $0.6 million increase in operating expenses for the LPG storage caverns and $0.5 million increase in net expenses, which primarily related to overhead costs.

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

Current Liquidity

We had the following liquidity available to meet our working capital needs, capital expenditures, business acquisitions and distributions to partners as of the period indicated (in thousands):

June 30, 2012
Cash and cash equivalents	$558
Availability under our Credit Facility	391,087

Total available liquidity	$391,645

At June 30, 2012, we had total fixed-rate and variable-rate debt obligations of $2,075.0 million and $323.0 million, respectively, with an aggregate fair value of $2,470.5 million. At June 30, 2012, we were not aware of any instances of noncompliance with the covenants under our Credit Facility.

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

In addition, consistent with industry practice, we periodically evaluate our assets and consider divestitures of non-core assets where such evaluation suggests a divesture is in the best interests of Buckeye. Such reasons for divestiture could include, among others, that such assets’ earnings potential is limited or that the value that can be captured through a divestiture outweighs the benefits of continuing to own and operate such assets.

Capital Allocation

We continually review our investment options with respect to our capital resources that are not distributed to our unitholders or used to pay down our debt and seek to invest these capital resources in various projects and activities based on their return to Buckeye. Potential investments could include, among others: add-on or other enhancement projects associated with our current assets; greenfield or brownfield development projects; and merger and acquisition activities.

Equity

In February 2012, we issued 4,262,575 LP units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We have used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and have also funded indirectly a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$347,144	$184,855
Investing activities	(161,728)	(1,078,071)
Financing activities	(197,844)	897,723

Operating Activities

Net cash provided by operating activities was $347.1 million for the six months ended June 30, 2012, which is an increase of $162.2 million, from $184.9 million for the corresponding period in 2011. The increase in net cash provided by operating activities primarily related to a decrease in refined petroleum products inventory in the Energy Services segment. In the first quarter of 2012, we developed and executed a strategy to mitigate our basis risk that included the reduction of refined petroleum product inventories in the Midwest. This strategy reduced inventory and mitigated basis risk following the volatility experienced in late 2011 and into early 2012. The increase in net cash was partially offset by an increase in prepaid services in the Natural Gas Storage segment and an increase in cash paid for interest.

Future Operating Cash Flows. Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities was $161.7 million for the six months ended June 30, 2012, which is a decrease of $916.4 million, from $1,078.1 million for the corresponding period in 2011. During 2012, we paid $148.0 million for capital expenditures primarily related to our expansion plans at BORCO. During 2011, we paid net cash consideration of $893.7 million for the BORCO acquisition, $166.0 million to acquire the pipeline and terminal assets from BP and $100.5 million for capital expenditures, which were partially offset by cash proceeds from the sale of our 20% interest in West Texas LPG Pipeline Limited Partnership of $85.0 million.

Capital expenditures, excluding non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Maintenance capital expenditures	$23,875	$19,766
Expansion and cost reduction	124,125	80,695

Total capital expenditures, net	$148,000	$100,461

In the six months ended June 30, 2012, maintenance capital expenditures included terminal pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work. Expansion and cost reduction projects included significant investments in storage tank expansion at BORCO, biodiesel and butane blending, rail off-loading facilities, and continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In the six months ended June 30, 2011, maintenance capital expenditures included pipeline and tank integrity work. Expansion and cost reduction projects included upgrades and expansions of the jetty structure at BORCO, terminal ethanol and butane blending, new pipeline connections, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects.

We estimated our capital expenditures as follows for the period indicated (in thousands):

	2012
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$40,000	$50,000
Expansion and cost reduction	100,000	150,000

Total capital expenditures	$140,000	$200,000

International Operations:

Maintenance capital expenditures	$10,000	$20,000
Expansion and cost reduction	125,000	165,000

Total capital expenditures	$135,000	$185,000

Overall:

Maintenance capital expenditures	$50,000	$70,000
Expansion and cost reduction	225,000	315,000

Total capital expenditures	$275,000	$385,000

Estimated maintenance capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include storage tank expansion projects at the BORCO facility, completion of additional storage tanks and rail loading facilities in the Midwest, truck loading rack upgrades in the Midwest, the refurbishment of storage tanks across our system, continued installation of vapor recovery units throughout our system of terminals, additive system installation throughout our terminal infrastructure and various upgrades and expansions of our butane blending business. In connection with the Perth Amboy Facility acquisition, our estimated expansion and cost reduction expenditures include refurbishment of the asphalt truck and rail rack, completion of a bi-directional pipeline, conversion of tanks for distillates storage and construction of a new pipeline. Also, estimated expansion and cost reduction expenditures include costs to repair the damaged jetty at our BORCO facility as a result of the allision of a vessel with our jetty in May 2012. We believe the recovery of the costs to repair the damaged jetty is probable. See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for a more detailed discussion of this incident. Furthermore, cost reduction expenditures improve operational efficiencies or reduce costs.

Financing Activities

Net cash used in financing activities was $197.8 million for the six months ended June 30, 2012, which is an increase of $1,095.5 million, from $897.7 million in net cash provided by financing activities for the corresponding period in 2011. During 2012, we received $246.6 million in net proceeds from the issuance of 4.3 million LP Units to institutional investors in a registered direct offering to fund a portion of the Perth Amboy Facility acquisition and paid $114.0 million of net repayments under our Credit Facility. During 2011, we received $737.0 million in net proceeds from the issuance of 5.8 million LP Units and 1.3 million Class B Units to institutional investors to fund a portion of the BORCO acquisition and borrowed $683.5 million under our prior revolving credit agreement and received $647.5 million from the issuance of 4.875% Notes in an underwritten public offering, partially offset by the repayment of $661.5 million of outstanding borrowings under our prior revolving credit agreement and repayment of $318.2 million of debt assumed in the BORCO acquisition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in that information other than as discussed below. Also see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Market Risk – Non-Trading Instruments

The primary factors affecting our market risk and the fair value of our derivative portfolio at any point in time are the volume of open derivative positions, changing refined petroleum commodity prices, and prevailing interest rates for our interest rate swaps. Since prices for refined petroleum products and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our net derivative liability has increased to approximately $124.6 million at June 30, 2012, compared to $97.0 million at December 31, 2011.

The following is a summary of changes in fair value of our outstanding commodity and interest rate derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2012	$4,897	$(101,911)	$(97,014)
Items recognized or settled during the period	6,671	—	6,671
Fair value attributable to new deals	3,108	—	3,108
Change in fair value attributable to price movements	(14,253)	(23,075)	(37,328)
Change in fair value attributable to non-performance risk	(6)	—	(6)

Fair value of contracts outstanding at June 30, 2012	$417	$(124,986)	$(124,569)

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

The following is a summary of changes in the net balance sheet of our outstanding hub service agreements (in thousands):

Hub Service Agreements
Net Asset at January 1, 2012	$11,390
Net expenses recognized in period (1)	(1,104)
Net cash receipts—unearned revenue (2)	4,204

Net Asset at June 30, 2012	$14,490

(1)	Expenses were amortized into earnings based on the net fee paid over the injection and withdrawal period.
(2)	Fees were collected and a net liability was recorded for injection and withdrawal services to be rendered in future periods.

Energy Services

Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, physical fixed price and index derivative contracts, and designated hedged refined petroleum products inventories outstanding at June 30, 2012, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

Scenario	Resulting Classification	Commodity Financial Instrument Portfolio Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$105,249
Fair value assuming 10% increase in underlying commodity prices	Asset	$105,116
Fair value assuming 10% decrease in underlying commodity prices	Asset	$105,382

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

The following table presents the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value of the underlying debt at June 30, 2012 (in thousands):

Scenario	Resulting Classification	Financial Instrument Portfolio Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(124,986)
Fair value assuming 10% increase in underlying interest rates	Liability	$(114,098)
Fair value assuming 10% decrease in underlying interest rates	Liability	$(139,547)

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

(b) Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on legal proceedings, see Part I, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 6. Exhibits

(a) Exhibits

3.1	Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of February 4, 1998 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of April 26, 2002 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of June 1, 2004, effective as of June 3, 2004 (Incorporated by reference to Exhibit 3.3 of the Buckeye Partners, L.P.’s Registration Statement on Form S-3 filed June 16, 2004).

3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of December 15, 2004 (Incorporated by reference to Exhibit 3.5 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of November 19, 2010 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed November 22, 2010).

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of January 18, 2011 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2011).

10.1	Buckeye Partners, L.P. Annual Incentive Compensation Plan (as amended and restated effective January 1, 2012) (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 3, 2012).

10.2	Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective January 1, 2013 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on May 4, 2012).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: August 8, 2012	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer (Principal Financial Officer)