Form 10-Q
period 2012-09-30
BUCKEYE PARTNERS, L.P.
filed 2012-11-06
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Limited partner units and Class B units outstanding as of October 31, 2012: 90,331,395 and 7,777,811, respectively.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited) September 30, 2012 and 2011 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5
Condensed Consolidated Statements of Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements:
1. Organization and Basis of Presentation	7
2. Acquisitions	8
3. Commitments and Contingencies	9
4. Inventories	12
5. Equity Investments	12
6 Long-term Debt	13
7. Derivative Instruments and Hedging Activities	13
8. Fair Value Measurements	18
9. Pensions and Other Postretirement Benefits	20
10. Unit-Based Compensation Plans	20
11. Partners’ Capital and Distributions	22
12. Earnings (Loss) Per Unit	23
13. Business Segments	23
14. Supplemental Cash Flow Information	27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 6. Exhibits	43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Product sales	$688,948	$884,436	$2,462,699	$2,775,698
Transportation and other services	277,022	232,475	745,350	670,841

Total revenue	965,970	1,116,911	3,208,049	3,446,539

Costs and expenses:
Cost of product sales and natural gas storage services	698,019	881,596	2,476,659	2,773,899
Operating expenses	101,242	96,776	300,263	266,909
Depreciation and amortization	37,134	31,230	104,486	87,227
General and administrative	16,222	15,054	51,074	47,751
Goodwill impairment expense	—	169,560	—	169,560

Total costs and expenses	852,617	1,194,216	2,932,482	3,345,346

Operating income (loss)	113,353	(77,305)	275,567	101,193

Other income (expense):
Earnings from equity investments	553	2,379	4,287	7,760
Gain on sale of equity investment	—	—	—	34,112
Interest and debt expense	(28,737)	(33,199)	(85,159)	(90,292)
Other income (expense)	90	(75)	57	432

Total other expense, net	(28,094)	(30,895)	(80,815)	(47,988)

Net income (loss)	85,259	(108,200)	194,752	53,205
Less: Net income attributable to noncontrolling interests	(143)	(1,500)	(3,298)	(4,391)

Net income (loss) attributable to Buckeye Partners, L.P.	$85,116	$(109,700)	$191,454	$48,814

Earnings (loss) per unit:
Basic	$0.87	$(1.18)	$1.97	$0.55

Diluted	$0.87	$(1.18)	$1.97	$0.54

Weighted average units outstanding:
Basic	97,993	92,982	97,017	89,499

Diluted	98,342	92,982	97,340	89,831

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$85,259	$(108,200)	$194,752	$53,205
Other comprehensive income (loss):
Change in value of derivatives	(6,154)	(83,323)	(28,746)	(91,935)
Gain on settlement of treasury lock, net of amortization	(13)	(12)	(37)	464
Adjustment to funded status of benefit plans	(73)	(154)	(75)	(394)

Total other comprehensive loss	(6,240)	(83,489)	(28,858)	(91,865)

Comprehensive income (loss)	79,019	(191,689)	165,894	(38,660)
Less: Comprehensive income attributable to noncontrolling interests	(143)	(1,500)	(3,298)	(4,391)

Comprehensive income (loss) attributable to Buckeye Partners, L.P.	$78,876	$(193,189)	$162,596	$(43,051)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$2,951	$12,986
Trade receivables, net	238,591	206,601
Construction and pipeline relocation receivables	11,672	8,662
Inventories	197,030	298,304
Derivative assets	1,555	6,756
Prepaid and other current assets	89,461	92,727

Total current assets	541,260	626,036

Property, plant and equipment, net	4,150,488	3,847,573

Equity investments	66,974	65,882
Goodwill	838,345	753,100
Intangible assets, net	229,628	230,568
Other non-current assets	48,502	47,217

Total assets	$5,875,197	$5,570,376

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$166,000	$251,200
Accounts payable	98,636	102,445
Derivative liabilities	86,846	1,859
Accrued and other current liabilities	159,019	199,475

Total current liabilities	510,501	554,979
Long-term debt	2,672,677	2,393,574
Long-term derivative liabilities	58,460	101,911
Other non-current liabilities	190,886	195,955

Total liabilities	3,432,524	3,246,419

Commitments and contingencies (Note 3)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (90,331,395 and 85,968,423 units outstanding as of September 30, 2012 and December 31, 2011, respectively)	2,172,617	2,035,271
Class B Units (7,777,811 and 7,304,880 units outstanding as of September 30, 2012 and December 31, 2011, respectively)	410,453	395,639
Accumulated other comprehensive loss	(156,599)	(127,741)

Total Buckeye Partners, L.P. capital	2,426,471	2,303,169
Noncontrolling interests	16,202	20,788

Total partners’ capital	2,442,673	2,323,957

Total liabilities and partners’ capital	$5,875,197	$5,570,376

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$194,752	$53,205
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of equity investment	—	(34,112)
Value of ESOP shares released	—	1,183
Depreciation and amortization	104,486	87,227
Goodwill impairment expense	—	169,560
Net changes in fair value of derivatives	17,055	(150,433)
Non-cash deferred lease expense	2,925	3,091
Amortization of unfavorable storage contracts	(8,245)	(4,813)
Earnings from equity investments	(4,287)	(7,760)
Distributions from equity investments	3,324	1,922
Amortization of other non-cash items	14,282	10,074
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(31,990)	922
Construction and pipeline relocation receivables	(3,010)	647
Inventories	101,274	(9,590)
Prepaid and other current assets	3,214	8,121
Accounts payable	970	(3,691)
Accrued and other current liabilities	(46,882)	(36,724)
Other non-current assets	985	11,669
Other non-current liabilities	(857)	81,564

Net cash provided by operating activities	347,996	182,062

Cash flows from investing activities:
Capital expenditures	(233,005)	(191,368)
Acquisition of interest in equity investment	—	(5,723)
Contribution to equity investment	(350)	—
Deposit in anticipation of acquisition	—	(500)
Acquisitions, net of cash acquired	(260,312)	(1,079,411)
Proceeds from sale of equity investment	—	85,000
Net proceeds from disposal of property, plant and equipment	52	573

Net cash used in investing activities	(493,615)	(1,191,429)

Cash flows from financing activities:
Net proceeds from issuance of units	246,805	736,977
Proceeds from exercise of unit options	1,067	2,226
Payment of tax withholding on issuance of LTIP awards	(1,608)	—
Issuance of long-term debt	—	647,530
Repayment of long term-debt	—	(1,525)
Borrowings under BPL Credit Facilities	856,000	1,100,232
Repayments under BPL Credit Facilities	(577,400)	(952,532)
Net borrowings (repayments) under BES Credit Facility	(85,200)	62,500
Debt issuance costs	—	(9,968)
Acquisition of additional interest in WesPac Memphis	(17,328)	—
Repayment of debt assumed in BORCO acquisition	—	(318,167)
Credits (costs) associated with agreement and plan of merger	422	(1,415)
Distributions paid to noncontrolling interests	(8,900)	(4,260)
Proceeds from settlement of treasury lock	—	497
Distributions paid to unitholders	(278,274)	(250,158)

Net cash provided by financing activities	135,584	1,011,937

Net increase (decrease) in cash and cash equivalents	(10,035)	2,570
Cash and cash equivalents — Beginning of period	12,986	13,626

Cash and cash equivalents — End of period	$2,951	$16,196

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Loss	Interests	Total
Partners’ capital—January 1, 2012	$2,035,271	$395,639	$(127,741)	$20,788	$2,323,957
Net income	176,640	14,814	—	3,298	194,752
Acquisition of additional interest in WesPac Memphis	(14,536)	—	—	(2,792)	(17,328)
Credits associated with agreement and plan of merger	422	—	—	—	422
Distributions paid to unitholders	(282,111)	—	—	3,837	(278,274)
Net proceeds from issuance of units	246,805	—	—	—	246,805
Amortization of unit-based compensation awards	10,534	—	—	—	10,534
Proceeds from exercise of unit options	1,067	—	—	—	1,067
Payment of tax withholding on issuance of LTIP awards	(1,608)	—	—	—	(1,608)
Distributions paid to noncontrolling interests	—	—	—	(5,063)	(5,063)
Other comprehensive loss	—	—	(28,858)	—	(28,858)
Noncash accrual for distribution equivalent rights	(555)	—	—	—	(555)
Other	688	—	—	(3,866)	(3,178)

Partners’ capital—September 30, 2012	$2,172,617	$410,453	$(156,599)	$16,202	$2,442,673

Partners’ capital—January 1, 2011	$1,413,664	$—	$(21,259)	$17,855	$1,410,260
Net income	45,311	3,503	—	4,391	53,205
Acquisition of 80% interest in BORCO	—	—	—	276,508	276,508
Acquisition of remaining interest in BORCO	—	—	—	(278,211)	(278,211)
Costs associated with agreement and plan of merger	(1,415)	—	—	—	(1,415)
Distributions paid to unitholders	(250,158)	—	—	—	(250,158)
Issuance of units to First Reserve for BORCO acquisition	152,772	254,619	—	—	407,391
Issuance of units to Vopak for BORCO acquisition	36,041	60,069	—	—	96,110
Net proceeds from issuance of units	663,930	73,047	—	—	736,977
Amortization of unit-based compensation awards	6,588	—	—	—	6,588
Proceeds from exercise of unit options	2,226	—	—	—	2,226
Services Company’s non-cash ESOP distributions	—	—	—	(1,410)	(1,410)
Distributions paid to noncontrolling interests	—	—	—	(4,260)	(4,260)
Other comprehensive loss	—	—	(91,865)	—	(91,865)
Noncash accrual for distribution equivalent rights	(892)	—	—	—	(892)
Other	(460)	—	—	3,119	2,659

Partners’ capital—September 30, 2011	$2,067,607	$391,238	$(113,124)	$17,992	$2,363,713

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

We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered with over 6,000 miles of pipeline and over 100 active products terminals that provide aggregate storage capacity of approximately 70 million barrels. In addition, we operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a natural gas storage facility in Northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. Our flagship marine terminal in The Bahamas, which is owned by our subsidiary, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a premier global logistics hub.

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

Presentation of Comprehensive Income. In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. This guidance requires entities to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement in which the components of net income and components of other comprehensive income are presented. It also eliminates the current option

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

under U.S. GAAP to present components of other comprehensive income within the statement of changes in stockholders’ equity. The components of comprehensive income are required to be presented within either (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. Since this issuance only impacts the presentation of such financial information, adoption of this guidance did not have an impact on our condensed consolidated financial statements. On December 23, 2011, the FASB issued guidance to defer the new requirement to present the effect of reclassification adjustments on net income and other comprehensive income in the statement in which components of net income and the components of other comprehensive income are presented. The FASB issued an exposure draft on August 16, 2012 proposing new disclosures for reclassifications. The FASB has not determined an effective date for the exposure draft. We are still evaluating the impacts of this exposure draft, however, since this exposure draft only impacts the presentation of such financial information, adoption of this guidance is not expected to have an impact on our condensed consolidated financial statements.

2. ACQUISITIONS

Business Combinations

The following acquisitions were accounted for as business combinations:

2012 Transaction

In July 2012, we acquired a marine terminal facility for liquid petroleum products in New York Harbor (the “Perth Amboy Facility”) from Chevron U.S.A Inc. (“Chevron”) for $260.3 million in cash. The facility, which sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey, has over 4.0 million barrels of tankage, four docks, and significant undeveloped land available for potential expansion. The Perth Amboy Facility has water, pipeline, rail, and truck access, and is located six miles from our Linden, New Jersey complex. The facility provides a link between our inland pipelines and terminals and our BORCO facility in The Bahamas and opportunities for improved service offerings to our customers. Concurrent with the acquisition, we entered into multi-year storage, blending, and throughput commitments with Chevron. The operations of the Perth Amboy Facility are reported in our Pipelines & Terminals segment. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the Perth Amboy Facility with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition. Fair values have been developed using recognized business valuation techniques and are subject to change pending final valuation analysis. The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed, on a preliminary basis, as follows (in thousands):

Current assets	$547
Property, plant and equipment	169,537
Intangible assets	13,350
Goodwill	85,245
Environmental liabilities	(8,367)

Allocated purchase price	$260,312

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Additional Interest in WesPac Pipelines – Memphis LLC

In September 2012, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased an additional 20% ownership interest in WesPac Pipelines – Memphis LLC (“WesPac Memphis”) from Kealine LLC for $17.3 million and, as a result of the acquisition, our ownership interest in WesPac Memphis increased from 50% to 70%. Since BPH retains controlling interest in WesPac Memphis, this acquisition was accounted for as an equity transaction.

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

On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty. The extent of the damage is being assessed and presently is estimated to range between $25.0 million and $50.0 million. We have insurance to cover this loss, subject to a $5.0 million deductible. On May 26, 2012, we commenced legal proceedings in the Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident. Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses, but the vessel owner is claiming it is entitled to limit its liability to approximately $17.0 million. We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties. Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas. At this time, we have not experienced any material interruption of service at the BORCO facility as a result of the incident and have commenced the process of repairing the jetty. We recorded a $4.2 million loss on disposal due to the assets destroyed in the incident; however, since we believe the recovery of our losses is probable, we recorded a corresponding receivable for the loss on disposal. To the extent the proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable. As of September 30, 2012, no gain had been recognized.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. IS12-185 – Buckeye Pipe Line Show Cause Proceeding. On March 30, 2012, the FERC issued an order (the “Order”) regarding the market-based methodology used by Buckeye Pipe Line Company, L.P. (“BPLC”) to set tariff rates on its pipeline system (the “Buckeye System”). In 1991, BPLC sought and received FERC permission to determine rate changes on the Buckeye System using a unique methodology that constrains rates in markets not found to be competitive based on rate changes in markets that FERC found to be competitive, as well as certain other limits on rate increases. FERC ordered the continuation of this methodology for the Buckeye System in 1994, subject to FERC’s authority to cause BPLC to terminate the program in the future. The Order, among other things, states that FERC will review the continued efficacy of BPLC’s unique program and directs BPLC to show cause why it should not be required to discontinue the program on the Buckeye System and avail itself of the generic ratemaking methodologies used by other oil pipelines. The Order also disallowed proposed rate increases on the Buckeye System that would have become effective April 1, 2012. The Order does not impact any of the pipeline systems or terminals owned by Buckeye’s other operating subsidiaries. On April 23, 2012, BPLC requested rehearing as to the disallowance of certain rates, and filed its response to FERC’s show cause requirement, in which it defended the program, on May 15, 2012. Subsequently, parties interested in rates for transportation of jet fuel to the New York City airports filed pleadings seeking to change the program, three other shippers filed to intervene in the proceeding without taking a position on the program, and BPLC and the principal commenting party on jet fuel rates each filed replies to the other party’s filings. On October 9, 2012, one of the three shippers that intervened in the proceeding without taking a position on the program withdrew its intervention. The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR12-28 – Airlines Complaint against BPLC New York City Jet Fuel Rates. On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports. The complaint was not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries. The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act. On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels. BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992. BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program. On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer. If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint. BPLC intends to vigorously defend its rates and its existing rate program. The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR13-3 – Buckeye Pipe Line’s Market-Based Rate Application. On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of refined petroleum products to the New York City-area market (the “Application”). In the Application, BPLC seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports. The jet fuel rates were also the subject of the airlines’ OR12-28 complaint discussed above. Protests and comments on the Application are due by December 14, 2012, after which FERC will determine whether to approve the Application, deny it, or set it for further proceedings, including potentially an evidentiary hearing. If FERC were to approve the Application, BPLC would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28 complaint as to BPLC’s future rates would be irrelevant prospectively. The timing or outcome of FERC’s review of this application cannot reasonably be determined at this time.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $1.2 million and $3.1 million during the three months ended September 30, 2012 and 2011, respectively, related to environmental remediation expenditures unrelated to claims and legal proceedings. For the nine months ended September 30, 2012 and 2011, we recorded operating expenses, net of recoveries, of $3.9 million and $5.6 million, respectively, related to environmental remediation expenditures unrelated to claims and legal proceedings. As of September 30, 2012 and December 31, 2011, we recorded environmental liabilities of $61.5 million and $58.4 million, respectively. Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30, 2012	December 31, 2011
Refined petroleum products (1)	$183,895	$285,509
Materials and supplies	13,135	12,795

Total inventories	$197,030	$298,304

(1)	Ending inventory was 57.0 million and 99.6 million gallons of refined petroleum products at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, approximately 94% and 96% of our refined petroleum products inventory volumes were hedged, respectively. Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our condensed consolidated statements of operations. Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

5. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Muskegon Pipeline LLC	$303	$454	$722	$552
Transport4, LLC	113	43	191	143
West Shore Pipe Line Company	(220)	1,638	2,884	4,524
West Texas LPG Pipeline Limited Partnership (1)	—	—	—	2,297
South Portland Terminal LLC (2)	357	244	490	244

Total earnings from equity investments	$553	$2,379	$4,287	$7,760

(1)	In May 2011, we sold our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”). Amounts for WT LPG are included through the date of the sale of our interest.
(2)	In July 2011, we acquired a 50% interest.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (1)	2012	2011 (1)
Revenue	$21,233	$19,485	$55,215	$80,989
Costs and expenses	(16,549)	(8,140)	(34,161)	(43,106)
Non-operating expense	(1,061)	(2,812)	(7,182)	(9,632)

Net income	$3,623	$8,533	$13,872	$28,251

(1)	In May 2011, we sold our 20% interest in WT LPG. Amounts for WT LPG are included through the date of the sale of our interest.

6. LONG-TERM DEBT

Current Maturities Expected to be Refinanced

The $300.0 million of 4.625% Notes maturing on July 15, 2013 has been classified as long-term debt under the assumption that our Revolving Credit Facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank could be used to refinance this debt, if required. At September 30, 2012, we had $481.4 million of availability under our Credit Facility but, except for borrowings that are used to refinance other debt, we are limited to $230.9 million of additional borrowings by the financial covenants under our Credit Facility. It is our intent to refinance the 4.625% Notes in 2013.

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

We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. We have entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million related to the anticipated issuance of debt on or before July 15, 2013 and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million related to the anticipated issuance of debt on or before October 15, 2014. The purpose of these swaps is to hedge the variability of the forecasted interest payments on these expected debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. During the three months ended September 30, 2012 and 2011, unrealized losses of $6.4 million and $83.6 million, respectively, were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward-starting interest rate swaps. During the nine months ended September 30, 2012 and 2011, unrealized losses of $29.5 million and $92.4 million, respectively, were recorded in accumulated other comprehensive loss. We designated the swap agreements as cash flow hedges at inception and expect the changes in value to be highly correlated with the changes in value of the underlying borrowings.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our commodity derivative instruments outstanding at September 30, 2012 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts for refined products	23,199	498	Mark-to-market
Physical index derivative contracts	183,229	1,054	Mark-to-market
Futures contracts for refined products	66,612	504	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined products	53,550	—	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2012
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment	Total
Physical fixed price derivative contracts	$1,206	$—	$1,206	$(280)	$926
Physical index derivative contracts	631	—	631	(2)	629
Futures contracts for refined products	30,701	304	31,005	(31,005)	—

Total current derivative assets	32,538	304	32,842	(31,287)	1,555

Physical index derivative contracts	43	—	43	—	43
Futures contracts for refined products	169	—	169	—	169

Total non-current derivative assets	212	—	212	—	212

Physical fixed price derivative contracts	(5,669)	—	(5,669)	280	(5,389)
Physical index derivative contracts	(728)	—	(728)	2	(726)
Futures contracts for refined products	(33,027)	(5,661)	(38,688)	31,005	(7,683)
Interest rate derivatives	—	(73,048)	(73,048)	—	(73,048)

Total current derivative liabilities	(39,424)	(78,709)	(118,133)	31,287	(86,846)

Physical fixed price derivative contracts	(127)	—	(127)	—	(127)
Interest rate derivatives	—	(58,333)	(58,333)	—	(58,333)

Total non-current derivative liabilities	(127)	(58,333)	(58,460)	—	(58,460)

Net derivative assets (liabilities)	$(6,801)	$(136,738)	$(143,539)	$—	$(143,539)

	December 31, 2011
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment	Total
Physical fixed price derivative contracts	$5,351	$—	$5,351	$(59)	$5,292
Physical index derivative contracts	853	—	853	(19)	834
Futures contracts for refined products	3,594	2,664	6,258	(5,628)	630

Total current derivative assets	9,798	2,664	12,462	(5,706)	6,756

Physical fixed price derivative contracts	(1,304)	—	(1,304)	59	(1,245)
Physical index derivative contracts	(633)	—	(633)	19	(614)
Futures contracts for refined products	(3,154)	(2,474)	(5,628)	5,628	—

Total current derivative liabilities	(5,091)	(2,474)	(7,565)	5,706	(1,859)

Interest rate derivatives	—	(101,911)	(101,911)	—	(101,911)

Total non-current derivative liabilities	—	(101,911)	(101,911)	—	(101,911)

Net derivative assets (liabilities)	$4,707	$(101,721)	$(97,014)	$—	$(97,014)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our hedged inventory portfolio extends to the third quarter of 2013. The majority of the unrealized loss of $5.4 million at September 30, 2012 for inventory hedges represented by futures contracts will be realized by the first quarter of 2013 as the inventory is sold. At September 30, 2012, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2013. In addition, at September 30, 2012, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2012	2011	2012	2011
Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	Product sales	$(9,153)	$7,507	$(6,255)	$5,920
Physical index derivative contracts	Product sales	678	—	1,038	—
Physical fixed price derivative contracts	Cost of product sales and natural gas storage services	813	4,277	210	6,044
Physical index derivative contracts	Cost of product sales and natural gas storage services	(1,014)	—	(1,053)	—
Futures contracts for refined products	Cost of product sales and natural gas storage services	1,304	(1,016)	6,635	165

Derivatives designated as fair value hedging instruments:

Futures contracts for refined products	Cost of product sales and natural gas storage services	(19,062)	30,240	(33,697)	(18,591)
Physical inventory—hedge items	Cost of product sales and natural gas storage services	21,307	(27,768)	32,464	12,515
Ineffectiveness and the time value component on fair value hedging instruments:

Fair value hedge ineffectiveness (excluding time value)	Cost of product sales and natural gas storage services	(249)	3,825	(809)	3,621
Time value excluded from hedge assessment	Cost of product sales and natural gas storage services	2,494	(1,353)	(423)	(9,697)

Net gain (loss) in income		$2,245	$2,472	$(1,232)	$(6,076)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified from AOCI to Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$—	$(32)	$—	$(251)
Interest rate contracts	Interest and debt expense	(229)	(229)	(688)	(691)

	Change in Value Recognized in OCI on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	$—	$—	$—	$(46)
Interest rate contracts	(6,396)	(83,596)	(29,471)	(92,366)

8. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows.

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis as of the measurement dates, and the basis for that measurement by level within the fair value hierarchy as indicated below (in thousands):

	September 30, 2012		December 31, 2011
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$926	$—	$5,292
Physical index derivative contracts	—	672	—	834
Futures contracts for refined products	169	—	630	—

Financial liabilities:
Physical fixed price derivative contracts	—	(5,516)	—	(1,245)
Physical index derivative contracts	—	(726)	—	(614)
Futures contracts for refined products	(7,683)	—	—	—
Interest rate derivatives	—	(131,381)	—	(101,911)

Fair value	$(7,514)	$(136,025)	$630	$(97,644)

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

The values of the Level 2 physical derivative contracts assets and liabilities were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data. Level 2 physical derivative contracts assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the physical derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The Energy Services segment determined CVAs are appropriate because few of the Energy Services segment’s customers entering into these physical derivative contracts are large organizations with nationally-recognized credit ratings. The Level 2 physical derivative contracts assets of $1.6 million and $6.1 million as of September 30, 2012 and December 31, 2011, respectively, are net of CVAs of ($0.1) million for both periods, respectively. As of September 30, 2012, the Energy Services segment did not hold any net liability derivative position containing credit contingent features.

Cash and cash equivalents, prepaid and other current assets and accrued and other current liabilities are reported in the condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly-issued debt with the market prices of other MLPs’ publicly-issued debt with similar credit ratings and terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates. Using Level 2 input values, the fair values of our aggregate debt and credit facility were estimated to be $2,924.0 million and $2,811.7 million at September 30, 2012 and December 31, 2011, respectively.

Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2012 and 2011, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of possible impairment. For the nine months ended September 30, 2012, there were not any fair value adjustments related to such assets or liabilities reflected in our condensed consolidated financial statements. During the nine months ended September 30, 2011, we recorded a non-cash goodwill impairment charge of $169.6 million based on Level 3 inputs. For a discussion of our valuation methodology relating to the goodwill impairment test, see Note 9 in our Annual Report on Form 10-K for the year ended December 31, 2011.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company (“Services Company”), which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”). The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended September 30, 2012 and 2011 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$51	$86	$82	$66
Interest cost	206	199	415	508
Expected return on plan assets	(140)	(59)	—	—
Amortization of prior service benefit	—	—	(623)	(740)
Amortization of unrecognized losses	231	260	319	327
Settlement charge	930	406	—	—

Net periodic benefit costs	$1,278	$892	$193	$161

The components of the net periodic benefit cost for the RIGP and the Retiree Medical Plan were as follows for the nine months ended September 30, 2012 and 2011 (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$183	$222	$236	$227
Interest cost	620	598	1,345	1,446
Expected return on plan assets	(340)	(247)	—	—
Amortization of prior service benefit	—	—	(2,047)	(2,222)
Amortization of unrecognized losses	1,028	896	945	933
Settlement charge	930	609	—	—

Net periodic benefit costs	$2,421	$2,078	$479	$384

During the nine months ended September 30, 2012, we contributed $2.7 million to the RIGP.

10. UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the Buckeye Partners, L.P. 2009 Long-Term Incentive Plan (the “LTIP”). We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). We recognized compensation expense related to the LTIP and the Option Plan of $2.8 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, we recognized compensation expense related to the LTIP and the Option Plan of $10.5 million and $6.6 million, respectively. These compensation plans are discussed below.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LTIP

The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through September 30, 2012, awards representing a total of 552,332 additional LP Units could be issued under the LTIP.

Approximately $0.7 million of 2011 compensation awards were deferred at December 31, 2011, for which 23,426 phantom units (including matching units) were granted during the nine months ended September 30, 2012. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the nine months ended September 30, 2012, the Compensation Committee granted 228,230 phantom units to employees (including the 23,426 phantom units granted as discussed above), 14,000 phantom units to independent directors of Buckeye GP and 133,386 performance units to employees. The amount paid with respect to phantom unit distribution equivalents under the LTIP was $1.0 million and $0.8 million for the nine month periods ended September 30, 2012 and 2011, respectively.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)
Unvested at January 1, 2012	585	$56.75
Granted	376	63.04
Vested	(105)	46.68
Forfeited	(50)	45.40

Unvested at September 30, 2012	806	$61.70

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

At September 30, 2012, approximately $23.8 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 1.9 years.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit Option and Distribution Equivalent Plan

The following is a summary of the changes in the LP Unit options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	per LP Unit	Term (in years)	Value (1)
Outstanding at January 1, 2012	97	$46.81
Exercised	(23)	45.62

Outstanding at September 30, 2012	74	47.19	3.5	$58

Exercisable at September 30, 2012	74	$47.19	3.5	$58

(1)	Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in September 2012 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.3 million and $1.3 million during the nine months ended September 30, 2012 and 2011, respectively.

11. PARTNERS’ CAPITAL AND DISTRIBUTIONS

In February 2012, we issued 4,262,575 LP Units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We have used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and have also funded a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Summary of Changes in Outstanding Units

The following is a summary of changes in units outstanding for the periods indicated (in thousands):

	Limited	Class B
	Partners	Units	Total
Units outstanding at January 1, 2012	85,968	7,305	93,273
LP Units issued pursuant to the Option Plan (1)	23	—	23
LP Units issued pursuant to the LTIP (1)	77	—	77
Issuance of units to institutional investors	4,263	—	4,263
Issuance of Class B Units in lieu of quarterly cash distributions	—	473	473

Units outstanding at September 30, 2012	90,331	7,778	98,109

(1)	The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

appropriate. Actual cash distributions on our LP Units totaled $282.1 million and $252.2 million during the nine months ended September 30, 2012 and 2011, respectively. We also paid distributions in-kind to our Class B unitholders by issuing 472,931 Class B Units during the nine months ended September 30, 2012.

On November 2, 2012, we announced a quarterly distribution of $1.0375 per LP Unit that will be paid on November 30, 2012, to LP unitholders of record on November 12, 2012. Based on the LP Units outstanding as of September 30, 2012, cash distributed to LP unitholders on November 30, 2012 will total approximately $94.1 million. Based on Class B Units outstanding as of September 30, 2012, we also expect to issue approximately 198,000 Class B Units in lieu of cash distributions on November 30, 2012, to Class B unitholders of record on November 12, 2012.

12. EARNINGS (LOSS) PER UNIT

The following table is a reconciliation of the weighted average units used in computing the basic and diluted earnings (loss) per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Buckeye Partners, L.P.	$85,116	$(109,700)	$191,454	$48,814
Basic:
Weighted average units outstanding	97,993	92,982	97,017	89,499

Earnings (loss) per unit—basic	$0.87	$(1.18)	$1.97	$0.55

Diluted:
Units used for basic calculation	97,993	92,982	97,017	89,499
Dilutive effect of LP Unit options and LTIP awards granted	349	—	323	332

Units for diluted	98,342	92,982	97,340	89,831

Earnings (loss) per unit—diluted	$0.87	$(1.18)	$1.97	$0.54

13. BUSINESS SEGMENTS

We operate and report in five business segments: (i) Pipelines & Terminals; (ii) International Operations; (iii) Natural Gas Storage; (iv) Energy Services; and (v) Development & Logistics.

Pipelines & Terminals

The Pipelines & Terminals segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States. This segment owns and operates over 6,000 miles of pipeline systems in 17 states and also owns approximately 100 refined petroleum products terminals in 21 states, including five terminals owned by the Energy Services segment but operated by the Pipelines & Terminals segment. The segment has an aggregate storage capacity of over 40.0 million barrels, which includes our recent acquisition of the Perth Amboy Facility. See Note 2 for information regarding the Perth Amboy Facility acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Operations

The International Operations segment provides marine bulk storage and marine terminal throughput services. The segment has two liquid petroleum product terminals, one in Puerto Rico and one on Grand Bahama Island in The Bahamas. The segment has an aggregate storage capacity of approximately 28.0 million barrels, which includes 1.9 million barrels of storage capacity completed in the second half of 2012 in connection with BORCO’s publicly announced expansion plans.

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

Development & Logistics

The Development & Logistics segment consists primarily of our contract operations of third-party pipelines, which are owned principally by major oil and gas, petrochemical and chemical companies and are located primarily in Texas and Louisiana. This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers. The Development & Logistics segment also includes our ownership and operation of two underground propane storage caverns in Indiana and Illinois and an ammonia pipeline, as well as our majority ownership of the Sabina Pipeline, located in Texas.

Adjusted EBITDA

Adjusted EBITDA is the primary measure used by our senior management, including our Chief Executive Officer, to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities. Adjusted EBITDA eliminates: (i) non-cash expenses, including but not limited to depreciation and amortization expense resulting from the significant capital investments we make in our businesses and from intangible assets recognized in business combinations; (ii) charges for obligations expected to be settled with the issuance of equity instruments; and (iii) items that are not indicative of our core operating performance results and business outlook.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our revenue by each segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Pipelines & Terminals	$194,609	$162,740	$527,849	$456,056
International Operations (1)	51,686	47,986	152,349	146,051
Natural Gas Storage	20,229	15,742	46,909	49,431
Energy Services	691,875	894,618	2,469,122	2,810,055
Development & Logistics	11,798	10,766	37,415	30,937
Intersegment	(4,227)	(14,941)	(25,595)	(45,991)

Total revenue	$965,970	$1,116,911	$3,208,049	$3,446,539

(1)	The International Operations segment’s revenue generated in The Bahamas was $48.2 million and $43.9 million for the three months ended September 30, 2012 and 2011, which represented 93.2% and 91.5%, respectively, of the International Operations segment’s total revenue for the periods. For the nine months ended September 30, 2012 and 2011, the International Operations segment’s revenue generated in The Bahamas was $141.4 million and $134.1 million, which represented 92.8% and 91.8%, respectively, of the International Operations segment’s total revenue for the periods.

For the nine months ended September 30, 2012 and 2011, no customer contributed 10% or more of consolidated revenue.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Adjusted EBITDA:
Pipelines & Terminals	$112,879	$86,510	$290,709	$260,743
International Operations	33,548	30,095	95,805	86,248
Natural Gas Storage	1,357	426	(299)	266
Energy Services	1,619	6,978	(7,759)	13,578
Development & Logistics	3,168	2,519	9,034	5,563

Total Adjusted EBITDA	$152,571	$126,528	$387,490	$366,398

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$85,259	$(108,200)	$194,752	$53,205
Less: Net income attributable to noncontrolling interests	(143)	(1,500)	(3,298)	(4,391)

Net income (loss) attributable to Buckeye Partners, L.P.	85,116	(109,700)	191,454	48,814
Add: Interest and debt expense	28,737	33,199	85,159	90,292
Income tax expense (benefit)	511	—	1,177	(193)
Depreciation and amortization	37,134	31,230	104,486	87,227
Non-cash deferred lease expense	975	1,030	2,925	3,091
Non-cash unit-based compensation expense	2,846	1,694	10,534	6,532
Goodwill impairment expense	—	169,560	—	169,560
Less: Amortization of unfavorable storage contracts (1)	(2,748)	(485)	(8,245)	(4,813)
Gain on sale of equity investment	—	—	—	(34,112)

Adjusted EBITDA	$152,571	$126,528	$387,490	$366,398

(1)	Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash paid for interest (net of capitalized interest)	$101,815	$101,998
Cash paid for income taxes	1,413	1,104
Capitalized interest	7,061	5,388

Non-cash changes in assets and liabilities:
Change in accounts payable and accrued and other current liabilities related to capital expenditures	$(3,676)	$20,084

Non-cash financing activities:
Issuance of units to First Reserve for BORCO acquisition	$—	$407,391
Issuance of units to Vopak for BORCO acquisition	—	96,110
Issuance of Class B Units in lieu of quarterly cash distribution	23,195	20,756

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

We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with over 6,000 miles of pipeline and over 100 active products terminals that provide aggregate storage capacity of approximately 70 million barrels. We also operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a natural gas storage facility in Northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a premier global logistics hub.

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

Recent Developments

Acquisitions

In September 2012, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased an additional 20% ownership interest in WesPac Pipelines – Memphis LLC (“WesPac Memphis”) from Kealine LLC for $17.3 million and, as a result of the acquisition, our ownership interest in WesPac Memphis increased from 50% to 70%. Since BPH retains controlling interest in WesPac Memphis, this acquisition was accounted for as an equity transaction.

In July 2012, we acquired a marine terminal facility for liquid petroleum products in New York Harbor (the “Perth Amboy Facility”) from Chevron U.S.A. Inc. (“Chevron”) for $260.3 million in cash. The facility, which sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey, has over 4.0 million barrels of tankage, four docks, and significant undeveloped land available for potential expansion. The Perth Amboy Facility has water, pipeline, rail, and truck access, and is located six miles from our Linden, New Jersey complex. The facility provides a link between our inland pipelines and terminals and our BORCO facility in The Bahamas and opportunities for improved service offerings to our customers. Concurrent with the acquisition, we entered into multi-year storage, blending, and throughput commitments with Chevron.

Equity Offering

In February 2012, we issued 4,262,575 LP Units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We have used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Revolving Credit Agreement dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank and to fund a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Results of Operations

Non-GAAP Financial Measures

Adjusted EBITDA is the primary measure used by our senior management, including our Chief Executive Officer, to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities. Distributable cash flow is another measure used by our senior management to provide a clearer picture of cash available for distribution to its unitholders. Adjusted EBITDA and distributable cash flow eliminate: (i) non-cash expenses, including but not limited to, depreciation and amortization expense resulting from the significant capital investments we make in our businesses and from intangible assets recognized in business combinations; (ii) charges for obligations expected to be settled with the issuance of equity instruments; and (iii) items that are not indicative of our core operating performance results and business outlook.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income (loss), which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Adjusted EBITDA:
Pipelines & Terminals	$112,879	$86,510	$290,709	$260,743
International Operations	33,548	30,095	95,805	86,248
Natural Gas Storage	1,357	426	(299)	266
Energy Services	1,619	6,978	(7,759)	13,578
Development & Logistics	3,168	2,519	9,034	5,563

Total Adjusted EBITDA	$152,571	$126,528	$387,490	$366,398

Reconciliation of Net Income (Loss) to Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$85,259	$(108,200)	$194,752	$53,205
Less: Net income attributable to noncontrolling interests	(143)	(1,500)	(3,298)	(4,391)

Net income (loss) attributable to Buckeye Partners, L.P.	85,116	(109,700)	191,454	48,814
Add: Interest and debt expense	28,737	33,199	85,159	90,292
Income tax expense (benefit)	511	—	1,177	(193)
Depreciation and amortization	37,134	31,230	104,486	87,227
Non-cash deferred lease expense	975	1,030	2,925	3,091
Non-cash unit-based compensation expense	2,846	1,694	10,534	6,532
Goodwill impairment expense	—	169,560	—	169,560
Less: Amortization of unfavorable storage contracts (1)	(2,748)	(485)	(8,245)	(4,813)
Gain on sale of equity investment	—	—	—	(34,112)

Adjusted EBITDA	$152,571	$126,528	$387,490	$366,398

Less: Interest and debt expense, excluding amortization of deferred financing costs and debt discounts	(27,868)	(28,709)	(82,552)	(83,541)
Income tax (expense) benefit	(511)	—	(1,177)	193
Maintenance capital expenditures	(11,889)	(16,803)	(35,764)	(36,569)

Distributable cash flow	$112,303	$81,016	$267,997	$246,481

(1)	Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes transported and average daily throughput for the Pipelines & Terminals segment in barrels per day (“bpd”) and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	729.7	693.4	705.9	658.3
Jet fuel	352.7	344.8	342.7	339.8
Middle distillates (1)	306.0	298.7	314.6	309.4
Other products (2)	18.8	19.6	23.5	24.7

Total pipelines throughput	1,407.2	1,356.5	1,386.7	1,332.2

Terminals:
Products throughput (3)	910.9	879.1	888.3	681.5

Energy Services (in millions of gallons):
Sales volumes	233.4	297.4	836.7	960.8

(1)	Includes diesel fuel, heating oil and kerosene.
(2)	Includes liquefied petroleum gas (“LPG”).
(3)	Amounts include throughput volumes at terminals acquired from BP Products North America Inc. and its affiliates (“BP”) and ExxonMobil Corporation on June 1, 2011 and July 19, 2011, respectively.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated

Adjusted EBITDA was $152.6 million for the three months ended September 30, 2012, which is an increase of $26.1 million, or 20.6%, from $126.5 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily related to additional revenue due to higher pipeline tariff rates and terminalling contract rate escalations, increased pipeline and terminalling volumes and favorable settlement experience in the Pipelines & Terminals segment, as well as an increase in revenue and reduced operating expenses in the International Operations segment. These increases in Adjusted EBITDA were partially offset by reduced earnings in the Energy Services segment as a result of continued market backwardation and declining basis in the Northeast refined petroleum commodity markets that adversely affected our profitability. Backwardation is a market condition in which commodity futures contracts with a delivery month further away in time have lower settlement prices than commodity futures contracts with a delivery month closer in time. Basis is the difference between the physical spot price for a commodity and the prompt contract price for the respective physical commodity.

Revenue was $966.0 million for the three months ended September 30, 2012, which is a decrease of $150.9 million, or 13.5%, from $1,116.9 million for the corresponding period in 2011. The decrease in revenue was primarily related to a decrease in refined petroleum product sales prices and lower product sales volume in the Energy Services segment, which was partially offset by an increase in revenue related to higher pipeline tariff rates and terminalling contract rate escalations, increased pipeline and terminalling volumes and a favorable settlement experience in the Pipelines & Terminals segment.

Operating income was $113.4 million for the three months ended September 30, 2012, which is an increase of $190.7 million, or 246.6%, from a loss of $77.3 million for the corresponding period in 2011. The increase in operating income was primarily related to additional revenue due to higher pipeline tariff rates and terminalling contract rate escalations, increased pipeline and terminalling volumes and a favorable settlement experience in the Pipelines & Terminals segment, as well as a non-cash goodwill impairment charge in the Natural Gas Storage segment in 2011. These increases were partially offset by decreased earnings in the Energy Services segment due to adverse market conditions.

Distributable cash flow was $112.3 million for the three months ended September 30, 2012, which is an increase of $31.3 million, or 38.6%, from $81.0 million as compared to the corresponding period in 2011. The increase in distributable cash flow was primarily related to an increase of $26.1 million in Adjusted EBITDA as described above and a $4.9 million decrease in maintenance capital expenditures relating to the timing of pipeline and tank integrity work performed in the Pipelines & Terminals segment.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $112.9 million for the three months ended September 30, 2012, which is an increase of $26.4 million, or 30.5%, from $86.5 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were primarily related to $13.0 million of favorable settlement experience, $8.0 million in additional revenue due to higher pipeline tariff rates, long-haul shipments and terminalling contract rate escalations, a $5.5 million increase in revenue due to higher pipeline and terminalling volumes, a $4.0 million increase in revenue resulting from the Perth Amboy Facility acquired in 2012, a $1.6 million increase in earnings due to the purchase of an additional 20% ownership interest in WesPac Memphis and a $1.3 million increase in other revenue resulting primarily from higher butane blending capabilities in the Northeast. The favorable settlement experience primarily related to the successful resolution of a $10.6 million product settlement allocation matter related to certain pipeline transportation-related services provided by Buckeye over a period of several years, of which $7.8 million related to services rendered in prior years but, for accounting purposes, was not recognized in revenue until the current period.

The negative factors impacting Adjusted EBITDA were a $1.9 million increase in operating expenses from the Perth Amboy Facility acquired in 2012, a $1.8 million decrease in earnings from equity investments primarily due to higher environmental remediation cost estimates, $1.5 million of fees related to temporary suspension of ethanol offloading capabilities at our Albany facility, a $1.1 million increase in operating expenses primarily related to payroll costs and $0.7 million in fees related to the legal proceedings before the Federal Energy Regulatory Commission (“FERC”).

Pipeline volumes increased by 3.7% as a result of higher demand for gasoline and middle distillates, as well as changes in supply patterns resulting from the refinery closures affecting the Philadelphia market in 2012 and extreme weather conditions and related refinery issues in 2011. Terminalling volumes increased by 3.6% due to higher demand for gasoline and distillates resulting from new customer contracts and service offerings at select locations, effective commercialization of acquired assets and continued positive contribution from our recently completed internal growth projects.

International Operations. Adjusted EBITDA from the International Operations segment was $33.5 million for the three months ended September 30, 2012, which is an increase of $3.4 million, or 11.5%, from $30.1 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were primarily related to a $2.1 million decrease in expenses, which included fuel and utilities expenses and professional fees and a $1.3 million increase in revenue as a result of the initial 1.1 million barrels of our BORCO expansion becoming operational as of the beginning of the quarter and the overall lease rate for the period remaining relatively flat.

Natural Gas Storage. Adjusted EBITDA from the Natural Gas Storage segment was $1.4 million for the three months ended September 30, 2012, which is an increase of $1.0 million, or 218.5%, from $0.4 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily the result of a $7.0 million increase in fees for hub services activities, partially offset by a $2.5 million increase in costs of natural gas storage services which includes hub services fees paid to customers for hub service activities, a $2.5 million decrease in lease revenue due to lower firm storage rates and a $1.0 million net increase in operating expenses, which included lease expenses and payroll costs. Lease revenue and hub service fees are primarily determined by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread).

Energy Services. Adjusted EBITDA from the Energy Services segment was $1.6 million for the three months ended September 30, 2012, which is a decrease of $5.4 million, or 76.8%, from $7.0 million for the corresponding period in 2011. Despite aggressive management of our inventory levels and reduction of our exposure to market backwardation, adverse market conditions continued to negatively impact the value of our inventory portfolio, which contributed to the unfavorable impact on our overall sales margin. In addition, during 2011, we recognized $1.6 million in biodiesel tax credits as a reduction to cost of sales, but due to legislative changes enacted during 2012, the biodiesel tax credits were disallowed in the current period.

The decrease in Adjusted EBITDA was primarily related to a $202.7 million decrease in revenue, which included a $10.2 million decrease as a result of approximately $0.05 per gallon decrease in refined petroleum product sales price (average sales prices per gallon were $2.96 and $3.01 for the 2012 and 2011 periods, respectively) and a $192.5 million decrease due to 21.5% lower sales volumes.

The decrease in revenue was partially offset by a $196.3 million decrease in cost of product sales, which included a $6.0 million decrease as a result of approximately $0.02 per gallon decrease in refined petroleum product cost price (average cost prices per gallon were $2.95 and $2.97 for the 2012 and 2011 periods, respectively) and a $190.3 million decrease due to 21.5% of lower volumes sold, and a $1.0 million decrease in operating expenses, which primarily related to overhead costs.

Development & Logistics. Adjusted EBITDA from the Development & Logistics segment was $3.2 million for the three months ended September 30, 2012, which is an increase of $0.7 million, or 25.8%, from $2.5 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily due to $1.4 million in revenue related to the LPG storage caverns acquired in November 2011 and a $0.2 million decrease in third-party engineering and operations expenses, partially offset by a $0.4 million decrease in third-party engineering and operations revenue, both as a result of reduced construction contract services, and a $0.3 million increase in operating expenses, which primarily related to overhead costs and $0.2 million in operating expenses for the LPG storage caverns.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Consolidated

Adjusted EBITDA was $387.5 million for the nine months ended September 30, 2012, which is an increase of $21.1 million, or 5.8%, from $366.4 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily related to positive contribution as a result of a full period of operating activities for 2011 acquisitions in the Pipelines & Terminals segment and International Operations segment, as well as a decrease in expenses in the International Operations segment. These increases were partially offset by losses incurred in the Energy Services segment as a result of declining basis in the Midwest and Northeast refined petroleum commodity markets that adversely affected the value of our inventory portfolio.

Revenue was $3,208.0 million for the nine months ended September 30, 2012, which is a decrease of $238.5 million, or 6.9%, from $3,446.5 million for the corresponding period in 2011. The decrease in revenue was primarily related to a net decrease in revenue in the Energy Services segment, which was partially offset by the revenue generated due to a full period of operations for the 2011 acquisitions in the Pipelines & Terminals segment.

Operating income was $275.6 million for the nine months ended September 30, 2012, which is an increase of $174.4 million, or 172.3%, from $101.2 million for the corresponding period in 2011. The increase in operating income was primarily related to a non-cash goodwill impairment charge in the Natural Gas Storage segment in 2011 and positive contribution as a result of a full period of operating activities for 2011 acquisitions in the Pipelines & Terminals segment and International Operations segment. These increases were partially offset by losses incurred in the Energy Services segment due to adverse market conditions and an increase in depreciation due to the assets acquired in 2011 in the Pipelines & Terminals segment and the upgrades and expansions of the jetty structure in the International Operations segment.

Distributable cash flow was $268.0 million for the nine months ended September 30, 2012, which is an increase of $21.5 million, or 8.7%, from $246.5 million as compared to the corresponding period in 2011. The increase in distributable cash flow was primarily related to an increase of $21.1 million in Adjusted EBITDA as described above.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $290.7 million for the nine months ended September 30, 2012, which is an increase of $30.0 million, or 11.5%, from $260.7 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were related to a $37.3 million increase in revenue due to a full period of operations for the assets acquired in 2011 and the Perth Amboy Facility acquired in 2012, a $27.1 million increase in revenue due to higher pipeline tariff rates and terminalling contract rate escalations on assets owned prior to the 2011 and 2012 acquisitions (which we refer to as our “legacy assets”), $4.9 million of favorable net settlement experience and a $1.4 million increase in other revenue resulting primarily from higher butane blending capabilities in the Northeast. The favorable net settlement experience included the successful resolution of a $10.6 million product settlement allocation matter related to certain pipeline transportation-related services provided by Buckeye over a period of several years, of which $7.8 million related to services rendered in prior years but, for accounting purposes, was not recognized in revenue until the current period.

The negative factors impacting Adjusted EBITDA were a $15.6 million increase in operating expenses related to the full period of operations of the assets acquired in 2011 and the Perth Amboy Facility acquired in 2012, which included acquisition and transition expenses, a $12.1 million increase in operating expenses, which included integrity program expenditures, payroll costs, insurance and environmental remediation expenses, a $5.4 million increase in expenses related to the relocation of certain operations and administrative support functions to our Houston, TX headquarters, a $3.5 million decrease in earnings from equity investments primarily due to higher environmental remediation costs and the sale of our interest in West Texas LPG Pipeline Limited Partnership in 2011, a $1.7 million increase in fees related to the legal proceedings before the FERC, $1.5 million of fees related to the temporary suspension of ethanol offloading capabilities at our Albany facility and a $0.9 million increase in other costs.

Overall pipeline and terminalling volumes increased by 4.1% and 30.3%, respectively, primarily as a result of the assets acquired in 2011. Legacy pipeline and terminalling volumes remained relatively flat between the periods.

International Operations. Adjusted EBITDA from the International Operations segment was $95.8 million for the nine months ended September 30, 2012, which is an increase of $9.6 million, or 11.1%, from $86.2 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were primarily related to a $5.1 million decrease in expenses, which included professional fees and payroll costs, a $2.8 million increase in revenue as a result of the initial 1.1 million barrels of our BORCO expansion becoming operational as of the beginning of the quarter and an overall lease rate increase of 4.3%, and $1.7 million decrease in income allocated to noncontrolling interests related to the remaining 20% ownership interest in BORCO not acquired by us until February 16, 2011.

Natural Gas Storage. Adjusted EBITDA from the Natural Gas Storage segment was a loss of $0.3 million for the nine months ended September 30, 2012, which is a decrease of $0.6 million, or 212.4%, from earnings of $0.3 million for the corresponding period in 2011. The decrease in Adjusted EBITDA was primarily the result of a $10.3 million decrease in lease revenue due to lower firm storage rates, partially offset by a $7.8 million increase in fees for hub services activities, a $1.0 million decrease in costs of natural gas storage services, which includes hub services fees paid to customers for hub service activities and a $0.9 million decrease in operating expenses, which primarily related to a decline in the number of well workovers performed during 2012 as compared to the 2011 period. Lease revenue and hub services revenue are affected by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread).

Energy Services. Adjusted EBITDA from the Energy Services segment was a loss of $7.8 million for the nine months ended September 30, 2012, which is a decrease of $21.4 million, or 157.1%, from earnings of $13.6 million for the corresponding period in 2011. In the first quarter of 2012, we developed and executed a strategy to mitigate the basis risk that included the reduction of refined petroleum product inventories in the Midwest. As a result, losses generated from the execution of our strategy contributed to the decrease in Adjusted EBITDA. During the period, because adverse market conditions continued, we incurred losses, despite aggressive management of our inventory levels and reduction of our exposure to market backwardation. In addition, during 2011, we recognized $5.3 million in biodiesel tax credits as a reduction to cost of sales, but due to legislative changes enacted during 2012, the biodiesel tax credits were disallowed in the current period.

The decrease in Adjusted EBITDA was primarily related to a $341.1 million net decrease in revenue, which included a $363.0 million decrease due to 12.9% of lower sales volumes, offset by a $21.9 million increase as a result of approximately $0.03 per gallon increase in refined petroleum product sales price (average sales prices per gallon were $2.95 and $2.92 for the 2012 and 2011 periods, respectively).

This decrease in revenue was partially offset by a $318.6 million net decrease in cost of product sales, which included a $359.8 million decrease due to 12.9% of lower volumes sold, offset by a $41.2 million increase as a result of approximately $0.05 per gallon increase in refined petroleum product cost price (average cost prices per gallon were $2.95 and $2.90 for the 2012 and 2011 periods, respectively) and a $1.1 million decrease in operating expenses, which primarily related to overhead costs.

Development & Logistics. Adjusted EBITDA from the Development & Logistics segment was $9.0 million for the nine months ended September 30, 2012, which is an increase of $3.4 million, or 62.4%, from $5.6 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily due to a $4.0 million increase in revenue related to the LPG storage caverns acquired in November 2011, a $2.5 million increase in third-party engineering and operations revenue as a result of new contracts and higher fees, partially offset by a $1.4 million increase in operating expenses, which primarily related to overhead costs, a $0.9 million increase in third-party engineering and operations expenses and a $0.8 million increase in operating expenses for the LPG storage caverns.

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

Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

We had the following liquidity available to meet our working capital needs, capital expenditures, business acquisitions and distributions to partners as of the period indicated (in thousands):

September 30,
2012
Cash and cash equivalents	$2,951
Availability under our Credit Facility (1)	481,400

Total available liquidity	$484,351

(1)	At September 30, 2012, we had $481.4 million of availability under our Credit Facility but, except for borrowings that are used to refinance other debt, we are limited to $230.9 million of additional borrowings by the financial covenants under our Credit Facility.

At September 30, 2012, we had total fixed-rate and variable-rate debt obligations of $2,075.0 million and $768.6 million, respectively, with an aggregate fair value of $2,924.0 million. At September 30, 2012, we were not aware of any instances of noncompliance with the covenants under our Credit Facility.

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

In addition, consistent with industry practice, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting non-core assets where such evaluation suggests such a transaction is in the best interest of Buckeye.

Capital Allocation

We continually review our investment options with respect to our capital resources that are not distributed to our unitholders or used to pay down our debt and seek to invest these capital resources in various projects and activities based on their return to Buckeye. Potential investments could include, among others: add-on or other enhancement projects associated with our current assets; greenfield or brownfield development projects at BORCO; and merger and acquisition activities.

Current Maturities Expected to be Refinanced

The $300.0 million of 4.625% Notes maturing on July 15, 2013 has been classified as long-term debt under the assumption that our Credit Facility could be used to refinance this debt, if required. At September 30, 2012, we had $481.4 million of availability under our Credit Facility but, except for borrowings that are used to refinance other debt, we are limited to $230.9 million of additional borrowings by the financial covenants under our Credit Facility. It is our intent to refinance the 4.625% Notes in 2013.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$347,996	$182,062
Investing activities	(493,615)	(1,191,429)
Financing activities	135,584	1,011,937

Operating Activities

Net cash provided by operating activities was $348.0 million for the nine months ended September 30, 2012, which is an increase of $165.9 million, from $182.1 million for the corresponding period in 2011. The increase in net cash provided by operating activities primarily related to an increase in net income and a decrease in refined petroleum products inventory in the Energy Services segment. In the first quarter of 2012, we developed and executed a strategy to mitigate our basis risk that included the reduction of refined petroleum product inventories in the Midwest. This strategy reduced refined petroleum products inventory in the Energy Services segment and mitigated basis risk following the volatility experienced in late 2011 and into early 2012.

Future Operating Cash Flows. Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities was $493.6 million for the nine months ended September 30, 2012, which is a decrease of $697.8 million, from $1,191.4 million for the corresponding period in 2011. During 2012, we paid $260.3 million for the acquisition of the Perth Amboy Facility and $233.0 million for capital expenditures. See below for a discussion of capital spending. During 2011, we paid net cash consideration of $893.7 million for the BORCO acquisition, $166.0 million to acquire the pipeline and terminal assets from BP and $191.4 million for capital expenditures, which were partially offset by $85.0 million in cash proceeds from the sale of our 20% interest in West Texas LPG Pipeline Limited Partnership.

Capital expenditures, excluding non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Maintenance capital expenditures	$35,764	$36,569
Expansion and cost reduction	197,241	154,799

Total capital expenditures, net	$233,005	$191,368

In the nine months ended September 30, 2012, maintenance capital expenditures included terminal pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work, and expansion and cost reduction projects included significant investments in storage tank expansion at BORCO, biodiesel and butane blending, rail off-loading facilities, and various other operating infrastructure projects. In the nine months ended September 30, 2011, maintenance capital expenditures included pipeline and tank integrity work, and expansion and cost reduction projects included upgrades and expansions of the jetty structure at BORCO, terminal ethanol and butane blending, new pipeline connections, new natural gas storage well recompletions, continued progress on a new pipeline and terminal billing system, as well as various other operating infrastructure projects.

We estimated our capital expenditures as follows for the period indicated (in thousands):

	2012
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$36,000	$42,000
Expansion and cost reduction	115,000	125,000

Total capital expenditures	$151,000	$167,000

International Operations:
Maintenance capital expenditures	$14,000	$18,000
Expansion and cost reduction	145,000	155,000

Total capital expenditures	$159,000	$173,000

Overall:
Maintenance capital expenditures	$50,000	$60,000
Expansion and cost reduction	260,000	280,000

Total capital expenditures	$310,000	$340,000

Estimated maintenance capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include storage tank expansion projects at the BORCO facility, completion of additional storage tanks and rail loading facilities in the Midwest, the refurbishment of storage tanks and facilities in the Northeast, installation of a major crude oil offloading system in Albany, continued development of our Perth Amboy infrastructure, additive system installation throughout our terminal infrastructure and various upgrades and expansions of our ethanol business. Furthermore, cost reduction expenditures improve operational efficiencies or reduce costs.

Financing Activities

Net cash provided by financing activities was $135.6 million for the nine months ended September 30, 2012, which is a decrease of $876.3 million, from $1,011.9 million in net cash provided by financing activities for the corresponding period in 2011. During 2012, we borrowed $856.0 million under our Credit Facility and received $246.8 million in net proceeds from the issuance of 4.3 million LP Units to institutional investors in a registered direct offering primarily to reduce the indebtedness outstanding under our Credit Facility and also fund a portion of the Perth Amboy Facility acquisition. These amounts were partially offset by the repayment of $577.4 million of outstanding borrowings under our Credit Facility and $278.3 million of distributions paid to unitholders. During 2011, we borrowed $1,100.2 million under our prior revolving credit agreement, received $737.0 million in net proceeds from the issuance of 5.8 million LP Units and 1.3 million Class B Units to institutional investors to fund a portion of the BORCO acquisition and received $647.5 million from the issuance of 4.875% Notes in an underwritten public offering. These amounts were partially offset by the repayment of $952.5 million of outstanding borrowings under our prior revolving credit agreement, repayment of $318.2 million of debt assumed in the BORCO acquisition and $250.2 million of distributions paid to unitholders.

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

Market Risk – Non-Trading Instruments

The primary factors affecting our market risk and the fair value of our derivative portfolio at any point in time are the volume of open derivative positions, changing refined petroleum commodity prices, and prevailing interest rates for our interest rate swaps. Since prices for refined petroleum products and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Our net derivative liability has increased to approximately $143.5 million at September 30, 2012, compared to $97.0 million at December 31, 2011.

The following is a summary of changes in fair value of our outstanding commodity and interest rate derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2012	$4,897	$(101,911)	$(97,014)
Items recognized or settled during the period	20,529	—	20,529
Fair value attributable to new deals	(4,815)	—	(4,815)
Change in fair value attributable to price movements	(32,801)	(29,470)	(62,271)
Change in fair value attributable to non-performance risk	32	—	32

Fair value of contracts outstanding at September 30, 2012	$(12,158)	$(131,381)	$(143,539)

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

The following is a summary of changes in the net balance sheet of our outstanding hub service agreements (in thousands):

Net Asset at January 1, 2012	$11,390
Net revenues recognized in period (1)	62
Net cash paid—prepaid expense (2)	6,007

Net Asset at September 30, 2012	$17,459

(1)	Net revenue was amortized into earnings based on the net fee received for injection and withdrawal services performed during the period.
(2)	Fees were paid and a net asset was recorded for injection and withdrawal services to be rendered in future periods.

Energy Services

Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, physical fixed price and index derivative contracts, and designated hedged refined petroleum products inventories outstanding at September 30, 2012, the estimated fair value of the portfolio of commodity financial instruments would be as follows (in thousands):

		Commodity
		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$160,427
Fair value assuming 10% increase in underlying commodity prices	Asset	$160,995
Fair value assuming 10% decrease in underlying commodity prices	Asset	$159,859

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

The following table presents the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value of the underlying debt at September 30, 2012 (in thousands):

		Financial
		Instrument
	Resulting	Portfolio
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(131,381)
Fair value assuming 10% increase in underlying interest rates	Liability	$(120,143)
Fair value assuming 10% decrease in underlying interest rates	Liability	$(144,844)

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

(b) Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are involved in various claims and legal proceedings, some of which are covered by insurance. We are generally unable to predict the timing or outcome of these claims and proceedings. For information on unresolved legal proceedings not otherwise described below, see Part I, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

In 2010, the Attorney General of Illinois and the State’s Attorney for Will County, Illinois, filed a complaint under caption the People of the State of Illinois et al v. Buckeye Pipe Line Company, L.P. et al. in connection with an alleged release of oil on December 14, 2010, from a pipeline owned by West Shore Pipe Line Company (“West Shore”) and operated by BPLC in Lockport, Illinois. In September 2012, the settlement order was entered by the Circuit Court of Will County, Illinois with the aggregate penalty amount for both West Shore and BPLC marginally exceeding $0.1 million.

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

*31.1 *31.2 *32.1 *32.2

Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

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

	By:	BUCKEYE PARTNERS, L.P. (Registrant)

	By:	Buckeye GP LLC, as General Partner

Date: November 6, 2012	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer (Principal Financial Officer)