Form 10-K
period 2012-12-31
BUCKEYE PARTNERS, L.P.
filed 2013-02-26
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

At June 30, 2012, the aggregate market value of the registrant’s limited partner units and Class B units held by non-affiliates was $5.0 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

Limited partner units and Class B units outstanding as of February 19, 2013: 97,322,040 and 7,974,750, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2013 Annual Meeting of Limited Partners are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.” All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements. Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently. These statements discuss future expectations and contain projections. Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations to which we are subject, including those governing pipeline tariff rates and those that permit the treatment of us as a partnership for federal income tax purposes, (ii) terrorism, adverse weather conditions, including hurricanes, environmental releases and natural disasters, (iii) changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand, (iv) adverse regional, national, or international economic conditions, adverse capital market conditions, and adverse political developments, (v) shutdowns or interruptions at our pipeline, terminal, and storage assets or at the source points for the products we transport, store, or sell, (vi) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets, (vii) volatility in the price of refined petroleum products and the value of natural gas storage services, (viii) nonpayment or nonperformance by our customers, (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits, (x) our ability to successfully complete our organic growth projects and to realize the anticipated financial benefits, and (xi) an unfavorable outcome with respect to the proceedings pending before the Federal Energy Regulatory Commission (“FERC”) regarding Buckeye Pipe Line Company, L.P.’s tariff rates. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations. Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

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

Introduction

The original Buckeye Pipe Line Company was founded in 1886 as part of the Standard Oil Company and became a publicly owned, independent company after the dissolution of Standard Oil in 1911. Expansion into petroleum products transportation after World War II and subsequent acquisitions thereafter ultimately led to Buckeye Pipe Line Company becoming a leading independent common carrier pipeline. In 1964, Buckeye Pipe Line Company was acquired by a subsidiary of the Pennsylvania Railroad, which later became the Penn Central Corporation. In 1986, Buckeye Pipe Line Company was reorganized into a master limited partnership (“MLP”), Buckeye Partners, L.P. We are a publicly traded Delaware partnership, and our limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.” Buckeye GP LLC (“Buckeye GP”) is our general partner and is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that was previously publicly traded on the NYSE prior to Buckeye’s merger with BGH (see Item 6 of this Report for further information). Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” or “Buckeye” are intended to mean the business and operations of Buckeye Partners, L.P. and its consolidated subsidiaries.

We own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline and over 100 active products terminals that provide aggregate storage capacity of over 70 million barrels. We also operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a natural gas storage facility in Northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a global logistics hub.

Business Strategy

Our primary business objective is to provide stable and sustainable cash distributions to our LP Unitholders, while maintaining a relatively low investment risk profile. The key elements of our strategy are to:

•	Maximize utilization of our assets at the lowest cost per unit;

•	Maintain stable long-term customer relationships;

•	Operate in a safe and environmentally responsible manner;

•	Optimize, expand and diversify our portfolio of energy assets through accretive acquisitions and organic growth projects; and

•	Maintain a solid, conservative financial position and our investment-grade credit rating.

We intend to achieve our strategy by:

•	Acquiring, building and operating high quality, strategically-located assets;

•	Maintaining and enhancing the integrity of our pipelines, terminals and storage assets;

•	Pursuing strategic cash flow-accretive acquisitions that:

•	Complement our existing footprint;

•	Provide geographic, product and/or asset class diversity; and

•	Leverage existing management capabilities and infrastructure;

•	Pursuing other energy-related assets that enable us to leverage our asset base, knowledge base and skill sets; and

•	Providing superior customer service.

Recent Developments

2013 Transaction

Equity Offering

In January 2013, we completed a public offering of 6,000,000 LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit. The underwriters also exercised an option to purchase 900,000 additional LP Units, resulting in total gross proceeds of approximately $362.5 million before deducting underwriting fees and estimated offering expenses. We used the net proceeds from this offering to reduce the indebtedness outstanding under our revolving credit facility.

2012 Transactions

Acquisitions

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

Equity Offering

In February 2012, we issued 4,262,575 LP Units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Revolving Credit Agreement dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank and to indirectly fund a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Business Activities

The following discussion describes the business activities of our business segments, which include Pipelines & Terminals, International Operations, Natural Gas Storage, Energy Services and Development & Logistics. The Pipelines & Terminals segment and the Energy Services segment derive a nominal amount of their revenue from U.S. governmental agencies. Otherwise, none of our business segments have contracts or subcontracts with the U.S. government. All of our operations and assets are conducted and located in the continental United States, except for our terminals located in Puerto Rico and The Bahamas and, from time to time, our International Operations segment sells fuel oil to third parties at various locations in the Caribbean. Detailed financial information regarding revenue and total assets of each segment can be found in Note 24 in the Notes to Consolidated Financial Statements. The following table shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2012		2011		2010
	Revenue	Percent	Revenue	Percent	Revenue	Percent
Pipelines & Terminals	$719,126	16.5%	$631,289	13.2%	$574,990	18.3%
International Operations (1)	254,362	5.8%	193,960	4.1%	936	0.0%
Natural Gas Storage	71,339	1.6%	65,990	1.4%	95,337	3.0%
Energy Services	3,293,274	75.6%	3,888,961	81.7%	2,481,566	78.7%
Development & Logistics	50,211	1.2%	43,068	0.9%	37,696	1.2%
Intersegment	(31,070)	(0.7)%	(63,658)	(1.3)%	(39,257)	(1.2)%

Total	$4,357,242	100.0%	$4,759,610	100.0%	$3,151,268	100.0%

(1)	Amounts for 2012 include sales related to the fuel oil supply and distribution services in the Caribbean.

Pipelines & Terminals Segment

The Pipelines & Terminals segment owns and operates approximately 6,000 miles of pipeline located primarily in the northeastern and upper midwestern portions of the United States and services approximately 110 delivery locations. This segment transports refined petroleum products, including gasoline, jet fuel, diesel fuel, heating oil and kerosene, from major supply sources to terminals and airports located within end-use markets. The pipelines within this segment also transport other refined petroleum products, such as propane and butane, refinery feedstock and blending components, as well as crude oil. The segment also includes approximately 100 active terminals that provide bulk storage and throughput services with respect to refined petroleum products and renewable fuels, including ethanol, and have an aggregate storage capacity of over 40.0 million barrels. In addition, two of our terminals provide crude oil services, including train off-loading, storage and throughput. Of our terminals in the Pipelines & Terminals segment, over half are connected to our pipelines. We generally own the property on which the terminals are located with the exception of our terminal located in Albany, New York, which is primarily located on leased property. The segment’s geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business.

Pipelines

The Pipelines & Terminals segment’s pipelines conduct business without the benefit of exclusive franchises from government entities. In addition, the Pipelines & Terminals segment generally operates as a common carrier, providing transportation services at posted tariffs and without long-term contracts. Demand for the services provided by the Pipelines & Terminals segment derives from end-users’ demand for refined petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through our pipelines. Factors affecting demand for refined petroleum products include price and prevailing general economic conditions. Demand for the services provided by the Pipelines & Terminals segment is, therefore, subject to a variety of factors partially or entirely beyond our control. Typically, this segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.

The following table presents product volumes transported and percentage of products transported by the pipelines in the Pipelines & Terminals segment for the periods indicated (barrels per day (“bpd”) in thousands):

	Year Ended December 31,
	2012		2011		2010
Pipelines:
Gasoline	701.9	50.6%	668.1	49.2%	653.5	49.6%
Jet fuel	339.2	24.5%	340.6	25.1%	338.5	25.7%
Middle distillates (1)	322.3	23.3%	327.2	24.1%	303.4	23.1%
Other products (2)	22.2	1.6%	22.2	1.6%	21.0	1.6%

Total pipelines throughput	1,385.6	100.0%	1,358.1	100.0%	1,316.4	100.0%

(1)	Includes diesel fuel, heating oil and kerosene.
(2)	Includes liquefied petroleum gas (“LPG”).

We provide pipeline transportation services in the following states: California, Connecticut, Florida, Illinois, Indiana, Iowa, Maine, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee. The geographical location and description of these pipelines is as follows:

Pennsylvania—New York—New Jersey. Our operating subsidiary Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”) serves major population centers in Pennsylvania, New York and New Jersey through approximately 925 miles of pipeline. Refined petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania. From Macungie, the pipeline continues west through a connection with our operating subsidiary Laurel Pipe Line Company, L.P. (“Laurel”) pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown, Greensburg and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Pennsylvania and Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York). We lease capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company. Products received at Linden, New Jersey are also transported through one line to Newark Airport and through two additional lines to JFK Airport and LaGuardia Airport and to commercial refined petroleum products terminals at Long Island City and Inwood, New York. These pipelines supply JFK Airport, LaGuardia Airport and Newark Airport with substantially all of each airport’s jet fuel requirements.

Our operating subsidiary Buckeye Pipe Line Transportation LLC (“BPL Transportation”) pipeline system delivers refined petroleum products from a refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania and New York. A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania. From Malvern, a pipeline segment delivers refined petroleum products to locations in upstate New York, while another segment delivers products to central Pennsylvania. Two shorter pipeline segments connect the Paulsboro refinery to the Colonial pipeline system and the Philadelphia International Airport, via a connecting carrier, respectively.

The Laurel pipeline system transports refined petroleum products through a 350-mile pipeline extending westward from three refineries, a marine terminal and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown, Greensburg and Pittsburgh, Pennsylvania.

Illinois—Indiana—Michigan—Missouri—Ohio. Buckeye Pipe Line, BPL Transportation and our operating subsidiary NORCO Pipe Line Company, LLC (“NORCO”), a subsidiary of Buckeye Pipe Line Holdings, L.P. (“BPH”), transport refined petroleum products through approximately 2,100 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio, and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit,

Michigan. Refined petroleum products are received at refineries and other pipeline connection points near Toledo and Lima, Ohio; Detroit, Michigan; and East Chicago, Indiana. Major market areas served include Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima, Warren and Toledo, Ohio; and Pittsburgh, Pennsylvania.

Our operating subsidiary Wood River Pipe Lines LLC (“Wood River”) owns refined petroleum products pipelines with aggregate mileage of approximately 1,250 miles located in the Midwestern United States. Refined petroleum products are received from the Wood River refinery in the East St. Louis, Illinois area and transported to the Chicago area (the “Chicago Complex”), to our terminal in the St. Louis, Missouri area and to the Lambert-St. Louis Airport, to delivery points across Illinois and Indiana and to our pipeline in Lima, Ohio, and from the Chicago Complex to the Kankakee, Illinois area.

Other Refined Petroleum Products Pipelines. Buckeye Pipe Line serves Connecticut and Massachusetts through an approximately 100-mile pipeline that carries refined petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts. This pipeline also serves Bradley International Airport in Windsor Locks, Connecticut. Also, BPL Transportation owns a 650-mile refined product pipeline that originates in Dubuque, Iowa and runs southwest into Missouri and then northwest back into Iowa, serving the Sugar Creek, Missouri, and Council Bluffs and Des Moines, Iowa markets. BPL Transporation also has a 124-mile pipeline that runs from Portland, Maine to Bangor, Maine.

Our operating subsidiary Everglades Pipe Line Company, L.P. (“Everglades”) transports primarily jet fuel through an approximately 40-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport. Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

Our operating subsidiary WesPac Pipelines – Reno LLC (“WesPac Reno”) owns an approximately 3-mile pipeline serving the Reno/Tahoe International Airport. Our operating subsidiary WesPac Pipelines – San Diego LLC (“WesPac San Diego”) owns an approximately 4-mile pipeline serving the San Diego International Airport. WesPac Pipelines – Memphis LLC (“WesPac Memphis”) owns an approximately 15-mile pipeline and a related terminal facility that primarily serves Federal Express Corporation at the Memphis International Airport. WesPac Reno, WesPac San Diego and WesPac Memphis, collectively, have terminal facilities with aggregate storage capacity of 0.5 million barrels. Each of WesPac Reno, WesPac San Diego and WesPac Memphis was originally created as a joint venture between BPH and Kealine LLC (“Kealine”). BPH currently owns 100% of WesPac Reno and WesPac San Diego. In September 2012, BPH purchased an additional 20% ownership interest in WesPac Memphis from Kealine, increasing our ownership interest in WesPac Memphis from 50% to 70%. Each of these entities has been consolidated into our financial statements.

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

The following table sets forth the total average daily throughput for terminals within the Pipelines & Terminals segment for the periods indicated (volume of bpd in thousands):

	Year Ended December 31,
	2012	2011	2010
Products throughput (1)	897.3	730.9	562.5

(1)	Amounts for 2012 and 2011 include throughput volumes at terminals acquired from BP and ExxonMobil Corporation (“ExxonMobil”) on June 1, 2011 and July 19, 2011, respectively. The table does not include throughput at the five terminals owned by the Energy Services segment, discussed below.

The following table sets forth the number of terminals and storage capacity in barrels by location for terminals reported in the Pipelines & Terminals segment (barrels in thousands):

	Number of	Storage
Location	Terminals (1)	Capacity
Alabama	2	605
California	3	530
Connecticut	1	345
Florida	1	456
Iowa	5	1,302
Illinois	9	3,161
Indiana	11	9,175
Kentucky	1	214
Louisiana	1	135
Maine	1	141
Massachusetts	1	106
Michigan	13	5,370
Missouri	3	1,767
Nevada	1	50
New Jersey (2)	1	4,530
New York	10	4,111
Ohio	14	4,003
Pennsylvania	11	2,536
South Carolina	3	1,022
Tennessee (3)	1	328
Virginia	3	781
Wisconsin	4	1,228

Total	100	41,896

(1)	This table includes five terminals, which are owned by the Energy Services segment (as discussed below), in Pennsylvania with aggregate storage capacity of approximately 1.0 million barrels. This table does not include the Yabucoa terminal or the BORCO facility that are included in the International Operations segment for reporting purposes (as discussed below) with an aggregate storage capacity of approximately 30.0 million barrels.
(2)	In July 2012, we acquired a marine terminal facility for liquid petroleum products in Perth Amboy, New Jersey.
(3)	This represents the terminal facility owned by WesPac Memphis, which is 70% owned by BPH.

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

We also own a 50% equity interest in South Portland Terminal LLC (“South Portland”), which owns a terminal in South Portland, Maine that has approximately 725,000 barrels of storage capacity.

International Operations Segment

The International Operations segment provides marine terminal throughput services, marine bulk storage and other related services through two petroleum product terminals located on Grand Bahama Island, in The Bahamas and in Puerto Rico.

The following table sets forth terminal locations and storage capacity in barrels for terminals reported in the International Operations segment (barrels in thousands):

Location	Storage Capacity
Bahamas	24,946
Puerto Rico	4,623

Total	29,569

BORCO Facility

BORCO owns a terminal facility located along the Northwest Providence Channel of Grand Bahama Island, which it uses to operate a fully integrated terminalling business, and offers customers storage and ancillary services including, but not limited to, berthing, heating, transshipment, blending, treating and bunkering. Ancillary services provided by BORCO facilitate customer activities within the tank farm and at the jetties.

BORCO’s terminal facility includes more than 80 aboveground storage tanks, which store crude oil, fuel oil and refined petroleum products. The existing marine infrastructure of BORCO’s terminal facility consists of three deep-water jetties, which provide six deep-water berths that serve as the access points to the storage facilities. Certain of these jetties are capable of handling both very large crude carriers (“VLCCs”) and ultra large crude carriers (“ULCCs”).

We own the property on which the BORCO terminal facility is located. BORCO leases 330 acres of seabed on which the deep water jetties are located and has a long-term agreement through 2057 with the Bahamas Government. BORCO also leases the land on which the inland dock is located and has a long-term agreement through 2067 with the Freeport Harbour Company.

Yabucoa Terminal

The Yabucoa terminal includes 44 storage tanks, which store gasoline, jet fuel, diesel, fuel oil and crude oil. Access to the Yabucoa terminal is provided through one ship dock, which is leased from the Puerto Rico Ports Authority, two barge docks as well as an 8-bay truck rack. Additionally, we provide fuel oil supply and distribution services to utility companies in the Caribbean.

Natural Gas Storage Segment

Our operating subsidiary Buckeye Gas Storage LLC, through its subsidiary Lodi Gas Storage, L.L.C. (“Lodi Gas”) owns a natural gas facility in Northern California. The natural gas facility currently has approximately 30.0 billion cubic feet (“Bcf”) of working natural gas storage and is connected to Pacific Gas and Electric’s (“PG&E”) intrastate gas pipeline system that services natural gas demand in the San Francisco and Sacramento, California areas.

The original Lodi facility is located approximately 30 miles south of Sacramento, near Lodi, California, and has been in service since January 2002. The Kirby Hills facility is located approximately 30 miles west of Lodi in the Montezuma Hills, nine miles southeast of Fairfield, California. The Natural Gas Storage segment’s three storage facilities have daily maximum injection and withdrawal capability of 550 million cubic feet (“Mmcf”) per day and 750 Mmcf/day, respectively, utilizing over thirty wells. Thirty-one miles of pipeline link the original Lodi facility to an interconnect with PG&E just north of Antioch, California. Six miles of pipeline link the Kirby Hills facility to an interconnect with PG&E approximately six miles west of Rio Vista, California.

The Natural Gas Storage segment is regulated by the California Public Utilities Commission (“CPUC”). All services have been, and will continue to be, contracted under the Natural Gas Storage segment’s published CPUC tariff.

The Natural Gas Storage segment’s revenues primarily consist of lease and hub services revenues. Lease revenues are charges for the reservation of storage space for natural gas. Generally, customers inject natural gas in the fall and spring and withdraw it for winter and summer use. Title to the stored natural gas remains with the customer. Hub services revenue consists of a variety of other storage services under interruptible storage agreements. The Natural Gas Storage segment does not trade or market natural gas.

Energy Services Segment

The Energy Services segment is a wholesale distributor of refined petroleum products in the United States in certain areas served by our pipelines and terminals which allows us to increase the utilization of our existing pipeline and terminal assets by marketing refined petroleum products in the areas served by those assets. The segment’s customers consist principally of product wholesalers and major commercial users of refined petroleum products including gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel and kerosene. The Energy Services segment owns five terminals in Pennsylvania with aggregate storage capacity of approximately 1.0 million barrels, which are operated by the Pipelines & Terminals segment. Each terminal is equipped with multiple storage tanks and automated truck loading equipment that is available 24 hours a day. We also own the property on which the terminals are located.

The following table sets forth the total gallons of refined petroleum products sold by the Energy Services segment for the periods indicated (in millions of gallons):

	Year Ended December 31,
	2012	2011	2010
Sales volumes	1,106.3	1,337.8	1,139.1

The Energy Services segment’s operations are segregated into three separate categories based on the type of fuel delivered and the delivery method:

•	Wholesale Rack – liquid fuels and propane gas are delivered to distributors and large commercial customers. These customers take delivery of the products using truck loading equipment at storage facilities;

•	Wholesale Delivered – liquid fuels are delivered to commercial customers, construction companies, school districts and trucking companies; and

•	Branded Gasoline – the Energy Services segment delivers, through third-party carriers, gasoline and on-highway diesel fuel to independently owned retail gas stations under many leading gasoline brands.

The operations of the Energy Services segment expose us to commodity price risk. The commodity price risk is managed by entering into derivative instruments to offset the effect of commodity price fluctuations on the segment’s inventory and fixed price contracts. The fair value of our derivative instruments is recorded in our consolidated balance sheet, with the change in fair value recorded in earnings. The derivative instruments the Energy Services segment uses consist primarily of futures contracts traded on the New York Mercantile Exchange (“NYMEX”) for the purposes of managing our market price risk from holding physical inventory and entering into physical fixed-price contracts. A majority of the futures contracts executed are designated as fair value hedges of our refined petroleum inventory. The changes in fair value of the hedging instruments and hedged items are both recognized in cost of product sales. However, hedge accounting has not been elected for all of the Energy Services segment’s derivative instruments. Fixed-price purchase and sales contracts are generally hedged with financial instruments; however, these instruments are not designated in a hedge relationship. In the cases in which hedge accounting has not been used for physical derivative contracts, changes in the fair values of the financial instruments, which are included in revenue and cost of product sales, generally are offset by changes in the values of the physical derivative contracts which are also derivative instruments whose changes in value are recognized in product sales or cost of product sales. In addition, hedge accounting has not been elected for financial instruments that have been executed to economically hedge a portion of the Energy Services segment’s refined petroleum products held in inventory. The changes in value of the financial instruments that are economically hedging inventory are recognized in cost of product sales and natural gas storage services.

Development & Logistics Segment

The Development & Logistics segment provides turn-key operations and maintenance, asset development and construction services for third-party pipeline and energy assets across the United States. This segment operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, which are located primarily in Texas and Louisiana. This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers as well as other energy companies in the United States. The Development & Logistics segment includes our ownership and operation of two underground propane storage caverns in Huntington, Indiana and Tuscola, Illinois, with approximately 800,000 barrels of throughput and storage capability. Additionally, this segment owns an approximate 63% interest in the Sabina crude butadiene pipeline, owns and operates a 30-mile ammonia pipeline and owns and operates approximately 25 miles of pipeline, which it leases to third parties, all located in Texas.

Third-party operations and construction management services are a key area of focus for the Development & Logistics segment. The segment also operates as an asset and business development service provider for many of its operation and maintenance service customers.

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

The Pipelines & Terminals segment competes with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to and within the New York City area, the Pittsburgh area and locations on the Ohio River, such as Cincinnati, Ohio and locations on the Mississippi River, such as St. Louis, Missouri. Additionally, the South Portland and Bangor, Maine terminals, and the pipeline connecting these terminals, compete with regional barge-supplied terminals.

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

Distribution of refined petroleum products depends to a large extent upon the location and capacity of refineries. However, because the Pipelines & Terminals segment’s business is largely driven by the consumption of fuel in its delivery areas and the Pipelines & Terminals segment’s pipelines have numerous source points, we do not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Pipelines & Terminals segment. As discussed in “Item 1A., Risk Factors”, a significant decline in production at the Wood River refinery, Paulsboro refinery or Lima refinery, or a fundamental change in the primary sources or supply of petroleum products to a region, could materially impact the business of the Pipelines & Terminals segment.

The Pipelines & Terminals segment also generally competes with other terminals in the same geographic market. Many competitive terminals are owned by major integrated oil and gas companies. These major oil and gas companies may have the opportunity for product exchanges that are not available to the Pipelines & Terminals segment’s terminals. While the Pipelines & Terminals segment’s terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting refined petroleum products to end-users such as retail gasoline stations.

International Operations Segment

Our facility on Grand Bahama Island, Bahamas faces competition with some proprietary and third-party independent terminal operators in the Caribbean region. The facility’s location and deep draft coupled with its storage and blending capability provide certain advantages to our customers for export of products to other locations within the Caribbean, North and South America, Europe and Asia. Internal transfer pricing of certain regional facilities and discounted incentive storage and handling rates at independent third-party facilities supported by quasi national oil companies adds competition for handling of remaining product demand into certain areas.

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

Energy Services Segment

The Energy Services segment competes with major integrated oil and gas companies, their marketing affiliates and independent gatherers, investment banks that have established trading platforms, and brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources greater than the Energy Services segment, and control greater supplies of refined petroleum products.

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

Customers

For the years ended December 31, 2012, 2011 and 2010, no customer contributed 10% or more of our consolidated revenue.

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

The International Operations segment’s mix and volume of products stored does not vary significantly.

The Natural Gas Storage segment typically has two injection and two withdrawal seasons during the year. Our natural gas storage facility is normally at capacity prior to the summer cooling season and prior to the winter heating season. Since our customers pay a demand fee, they are generally incentivized to maximize their use of the storage facility throughout the year.

The Energy Services segment’s mix and volume of product sales tend to vary seasonally, with the fourth and first quarters’ volumes generally being higher than the second and third quarters, primarily due to the increased demand for home heating oil in the winter months.

The Pipelines & Terminals and Energy Services segments both benefit from butane blending activities at our terminals during the winter months. From mid-September through mid-March, we are able to blend butane into various grades of gasoline.

Employees

Except as noted below, we are managed and operated by employees of Buckeye Pipe Line Services Company (“Services Company”). We reimburse Services Company for the cost of providing employee services pursuant to a services agreement. At December 31, 2012, Services Company had approximately 1,020 employees, approximately 190 of whom were represented by labor unions. Additionally, at December 31, 2012, certain of our wholly owned subsidiaries had approximately 230 employees, approximately 170 of whom are employed at our BORCO facility. We have never experienced any work stoppages or other significant labor problems.

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

Rate Regulation

Buckeye Pipe Line, Wood River, BPL Transportation and NORCO operate pipelines subject to the regulatory jurisdiction of FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and the Department of Energy Organization Act. FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and not unduly discriminatory. FERC regulations also enforce common carrier obligations and specify a uniform system of accounts, among certain other obligations.

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

Until recently, Buckeye Pipe Line’s rates have been governed by an exception to the rules discussed above, pursuant to specific FERC authorization. Buckeye Pipe Line’s market-based rate regulation program was initially approved by FERC in March 1991 and was subsequently extended in 1994. Under this program, in markets where Buckeye Pipe Line was determined by FERC not to have significant market power, individual rate increases: (a) would not exceed a real (i.e., exclusive of inflation) increase of 15% over any two-year period, and (b) would be allowed to become effective without suspension or investigation if they did not exceed a “trigger” equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2%. Individual rate decreases would be presumptively valid upon a showing that the proposed rate exceeds marginal costs. In markets where Buckeye Pipe Line was determined by FERC to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases could not exceed the volume-weighted average rate increase in markets where Buckeye Pipe Line does not have significant market power since the date on which the individual rate was last increased, and (ii) any volume-weighted average rate decrease in markets where Buckeye Pipe Line was determined by FERC not to have significant market power were required to be accompanied by a corresponding decrease in all of Buckeye Pipe Line’s rates in markets where it was found to have significant market power and in certain markets where no market power finding was made. Shippers retained the right to file complaints or protests following notice of a rate increase, but were required to show that the proposed rates violate or have not been adequately justified under the market-based rate regulation program, that the proposed rates were unduly discriminatory, or that Buckeye Pipe Line had acquired significant market power in markets previously found to be competitive.

The Buckeye Pipe Line program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations. FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye Pipe Line’s program. By order issued on March 30, 2012 in FERC Docket No. IS12-185-000, FERC required Buckeye Pipe Line to show cause why its program should not be discontinued and other changes made to its rates and system of regulation. On February 22, 2013, FERC issued an order in Dkt. Nos. IS12-185-000, et al., discontinuing the Buckeye Pipe Line program but permitting Buckeye Pipe Line to retain its filed rates, to make future rate changes in markets which were previously determined by FERC to be competitive under market-based ratemaking authority, and to make future changes in rates in other markets under the generic FERC ratemaking methods, which would include indexing. We cannot predict with certainty the impact of the discontinuance of Buckeye Pipe Line’s rate program on Buckeye Pipe Line’s operations. Independent of regulatory considerations, it is expected that tariff rates will continue to be constrained by competition and other market factors.

Laurel operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission. Wood River operates a pipeline in intrastate service in Illinois, and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

Lodi Gas owns and operates a natural gas storage facility in Northern California under a Certificate of Public Convenience and Necessity originally granted by the CPUC. Lodi Gas is not subject to FERC rate regulation, but is regulated by the CPUC and other state and local agencies in California. Consistent with California regulatory policy and its Certificate of Public Convenience and Necessity, however, Lodi Gas is authorized to charge market-based rates and is not otherwise subject to rate regulation.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” governs the release or threat of release of a “hazardous substance.” Although CERCLA contains a “petroleum exclusion,” that provision generally applies only to unused product not contaminated by contact with other substances, and may exclude product recovered after a release, as well as contact water. Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to joint and several liability under CERCLA for the costs of clean-up and other remedial action. Pipeline and terminal maintenance and other activities in the ordinary course of business generate “hazardous substances.” As a result, to the extent a hazardous substance generated by us or our predecessors may have been released or disposed of in the past, we may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency (“EPA”), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal. In addition to our potential liability as a generator of a “hazardous substance,” our property or right-of-way may be adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites. Accordingly, we may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which could be material.

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

Pipeline and Terminal Maintenance and Safety Regulation

The pipelines we operate are subject to regulation by the U.S. Department of Transportation (“DOT”) and its agency, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), under the Pipeline Safety Act (“PSA”). In promulgating the PSA in 1994, Congress combined and re-codified, without substantial modification, the provisions of the two existing pipeline safety statutes: the Natural Gas Pipeline Safety Act of 1968 and the Hazardous Liquid Pipeline Safety Act of 1979. Since the passage of these safety statutes, the resulting DOT regulations have been modified and strengthened by various Congressional actions including the Pipeline Safety Reauthorization Act of 1988, the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 and the most recent Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. These Acts and the resulting DOT regulations govern the design, installation, testing, construction, operation, replacement and management of pipeline facilities and require any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain plans for inspection and maintenance and to comply with such plans and programs. Also governed by the Acts and related regulations are requirements for an integrity management program that among other things, requires the determination of pipeline integrity risk and periodic assessments of pipeline segments in High Consequent Areas (“HCAs”), a drug and alcohol testing program, an Operator Qualification program that ensures that persons performing tasks covered by the pipeline safety rules are qualified, a public education program for residents, public officials, emergency responders and contractors and a control room management plan that prescribes safety requirements for controllers, control rooms and the computer systems used to monitor and control pipeline operations.

We believe that we currently comply in all material respects with the pipeline safety laws and regulations. However, the industry, including us, will incur additional pipeline and tank integrity expenditures in the future, and we are likely to incur increased operating costs based on these and other government regulations.

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“PSA 2011”) was signed into law on January 3, 2012. This law has a number of provisions that will either directly or potentially impact the oil and gas industry. PSA 2011 strengthens damage prevention regulations and provides authority to further strengthen such regulations with respect to HCAs in the future. Similarly, PSA 2011 requires that PHMSA conduct a number of evaluations and studies and, based on the results, promulgate regulations to address possible expansion of the integrity management requirements to areas outside of HCAs; changes to operators’ public education programs to increase outreach to the affected public; the technical limitations and practicality of requiring the use of leak detection systems and the standards relating thereto; and incidents that may have been caused by lack of adequate depth of cover at water crossings of 100 feet or more. PSA 2011 also specifically requires PHMSA to establish time limits for reporting incidents to the National Response Center as well as coordination of notifications to state/local first responders and issue regulations to improve the current administrative enforcement process for pipeline operators. PSA 2011 increases penalties for non-compliance with PHMSA regulations from a $100,000 to a $200,000 maximum for a single violation, and from a $1.0 million to a $2.0 million maximum for a series of violations.

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

We are covered by site pollution incident legal liability insurance policies with per incident and aggregate limits of $100.0 million, subject to a maximum self-insured retention of $4.5 million. The policies include coverage for sudden and accidental or gradual releases at our listed sites. The policies also include a contractor’s pollution coverage endorsement. The insurance policies expire on September 30, 2013. The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or depositing waste. The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.

In addition to the site pollution incident legal liability insurance policies, we maintain casualty insurance policies with aggregate and per occurrence limits of $400.0 million. The policies provide coverage for claims involving sudden and accidental releases. Coverage under the casualty insurance is secondary to the site pollution incident legal liability policies for sudden and accidental releases. The insurance policies expire on September 30, 2013. The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.

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

We attempt to reduce our exposure to third-party liability by requiring indemnification and access to third party insurance from our contractors or entities who require access to our facilities and our right-of-way. We have requirements for limits of insurance provided by third parties which we believe are in accordance with industry standards and proof of third-party insurance documentation is retained prior to commencement of work.

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

Risks Inherent in our Business

Changes in petroleum demand and distribution and weakness in the United States economy may adversely affect our business.

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

At BORCO, recent increases in demand for the services we provide has been driven by increases in crude oil production from Latin America, crude oil movements from South America to Asia, and Latin America demand for clean petroleum products from the United States and Europe. Changes in these and other global patterns of supply and demand for fuel oil, crude oil and clean petroleum products could affect the demand for the services we provide at BORCO and the prices we can charge for those services.

In recent years, the federal government has enacted renewable fuel or energy efficiency statutory mandates that may have the impact over time of reducing the demand for refined petroleum products in certain markets, particularly with respect to gasoline. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

Energy conservation, changing sources of supply, structural changes in the oil industry and new energy technologies also could adversely affect our business. We cannot predict or control the effect of these factors on us.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced supply or demand and increased price competition for our products and services. In addition, economic conditions could result in a loss of customers in our operating segments because their access to the capital necessary to purchase services we provide is limited. Our operating results may also be affected by uncertain or changing economic conditions in certain regions of the United States. If global economic and market conditions (including volatility in commodity markets) or economic conditions in the United States remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations or cash flows.

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

Our Pipelines & Terminals segment competes with marine transportation in some areas. Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year. Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and locations on the Ohio River such as Cincinnati, Ohio and locations on the Mississippi River, such as St. Louis, Missouri. Additionally, our South Portland and Bangor, Maine terminals are mainly supplied by overseas ships from Canada and Europe.

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

Privately arranged exchanges of refined petroleum products between marketers in different locations are another form of competition for our Pipelines & Terminals segment. Generally, these exchanges reduce both parties’ costs by eliminating or reducing transportation charges. In addition, consolidation among refiners and marketers, which has accelerated in recent years, has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

The Pipelines & Terminals segment also generally competes with other terminals in the same geographic market. Many competitive terminals are owned by major integrated oil and gas companies. These major oil and gas companies may have the opportunity for product exchanges that are not available to the Pipelines & Terminals segment’s terminals. While the Pipelines & Terminals segment’s terminal throughput fees are not regulated , they are subject to price competition from competitive terminals and alternate modes of delivering refined petroleum products to end-users such as retail gasoline stations.

Our International Operations segment primarily competes with other marine terminals in the Caribbean, and to the lesser extent, terminals on the Gulf Coast. Many competitive terminals are owned by major integrated oil and gas companies, refiners and master limited partnerships. Although the International Operations segment’s storage fees are not regulated, the segment is subject to price competition from competitive terminals. Our International Operations segment also competes with alternatives to terminal storage of crude oil and refined petroleum products, such as floating storage and lightering, which could reduce demand for our Caribbean terminal services.

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

Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing pipeline and terminal systems instead of ours. As a result, we could lose some or all of the volumes and associated revenues from these customers, and we could experience difficulty in replacing those lost volumes and revenues. Because most of our operating costs are fixed, a reduction in volumes would result in not only a reduction of revenues, but also a decline in Adjusted EBITDA (see “Non-GAAP Financial Measures” in Item 7 for a discussion of Adjusted EBITDA, which is our primary measure of performance), net income and cash flow of a similar magnitude, which would reduce our ability to meet our financial obligations and pay cash distributions.

We are a holding company and depend entirely on our operating subsidiaries’ distributions to service our debt obligations and pay cash distributions to our unitholders.

We are a holding company with no material operations. If we do not receive cash distributions from our operating subsidiaries, we will not be able to meet our debt service obligations or to make cash distributions to our unitholders. Among other things, this would adversely affect the market price of our LP Units. We are currently bound by the terms of our Credit Facility, which prohibit us from making distributions to our unitholders if a default under the Credit Facility exists at the time of the distribution or would result from the distribution. Approval from the Central Bank of the Bahamas will be required before BORCO can make distributions to us. Our operating subsidiaries may from time to time incur additional indebtedness under agreements that contain restrictions which could further limit each operating subsidiary’s ability to make distributions to us.

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

We performed a certain level of diligence in connection with our acquisitions and attempted to ascertain the extent of liabilities that might be associated with an acquired facility, but there may be unknown and contingent liabilities related to our acquisitions of which we are unaware.

If a significant release or event occurred in the past at any of our acquired assets and we are responsible for all or a significant portion of the liability associated with such release or event, it could adversely affect our business, financial position, results of operations and cash flows. We could be liable for unknown obligations relating to any of our acquired assets, for which indemnification is not available, which could materially adversely affect our business, financial condition, results of operations or cash flow.

Potential future acquisitions and expansions, if any, may affect our business by substantially increasing the level of our indebtedness and contingent liabilities and increasing the risks of our being unable to effectively integrate these new operations.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions, including the integration of acquired assets into our existing business, may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

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

Our rate structures are subject to regulation and change by FERC; required changes could be adverse.

Buckeye Pipe Line, Wood River, BPL Transportation and NORCO are interstate common carriers regulated by FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and the Department of Energy Organization Act. FERC’s primary ratemaking methodology is indexing rates for inflation. In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. A pipeline may also charge rates based on the agreement of all shippers receiving a service, which are referred to as settlement-based rates.

The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation and NORCO. In December 2010, FERC amended its regulations to change the index to the Producer Price Index (“PPI”) – finished goods plus 2.65% effective July 1, 2011. If the index were to be negative, we would be required to reduce the rates charged by Wood River, BPL Transportation and NORCO if they exceed the new maximum allowable rate. In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus potentially hampering our ability to recover our costs by relying on the index. Where circumstances justify it, FERC permits pipelines to use one of three alternatives to indexing—pipelines may seek to use market-based, cost-based, or settlement-based rates.

Until recently, Buckeye Pipe Line has been authorized to charge rates set by market forces, subject to limitations, rather than by reference to costs historically incurred by the pipeline, in 15 regions and metropolitan areas. In 1991, Buckeye Pipe Line sought and received FERC permission to determine rate changes on Buckeye Pipe Line’s pipeline system (the “Buckeye System”) using a unique methodology that constrained rates based on competitive pressures in markets that FERC found to be competitive, as well as certain other limits on rate increases in other markets on the Buckeye System (the “Buckeye Methodology”). FERC permitted the continuation of the Buckeye Methodology for the Buckeye System in 1994, subject to FERC’s authority to cause Buckeye Pipe Line to terminate the Buckeye Methodology in the future. The Buckeye Methodology was an exception to the generic oil pipeline regulations that FERC issued under the Energy Policy Act of 1992 (the “FERC Rules”), which rely primarily on the indexing methodology described above.

On March 1, 2012, Buckeye Pipe Line filed to increase its rates under the Buckeye Methodology. On March 30, 2012, in response to a shipper protest, FERC issued an order (the “Show Cause Order”) in Docket No. IS 12-185-000 rejecting the rate increase and stating that FERC will review the continued efficacy of the Buckeye Methodology. The Show Cause Order directed Buckeye Pipe Line to show cause why it should not be required to discontinue the Buckeye Methodology and avail itself of the generic ratemaking methodologies used by other oil pipeline companies. Pending FERC’s review of the program, the Order also disallowed proposed rate increases on the Buckeye System that would have become effective April 1, 2012. On September 20, 2012, five airlines jointly filed a complaint in FERC Docket No. OR12-28-000 alleging that Buckeye Pipe Line’s rates for the transportation of jet fuel to the three major New York City area airports were unreasonable and should be reduced and should be subject to reparations for past shipments, and that the Buckeye Methodology should end with respect to that transportation; on October 10, 2012, Buckeye Pipe Line filed a motion to dismiss and answer opposing the complaint and its relief, and subsequent pleadings were filed by both the airlines and by Buckeye Pipe Line. On October 15, Buckeye Pipe Line filed an application in FERC Docket No. OR13-3-000 for authority to charge market-based rates for transportation to destinations in the New York City Market, including the New York City area airports, because Buckeye Pipe Line lacked significant market power. On December 14, 2012, five airlines intervened and filed comments in opposition to the application in Docket No. OR13-3-000. As of the end of 2012, FERC had not issued an order with respect to Docket Nos. IS12-185-000, OR12-28-000, or OR13-3-000. On February 22, 2013, FERC issued an order in Dkt. No. IS12-185-000, et al., discontinuing the Buckeye Pipe Line Program and affirming on rehearing its rejection of all rate increases filed in March 2012 (“Ratemaking Methodology Order”). The Ratemaking Methodology Order permitted Buckeye to retain its currently-filed rates in place, to make future rate changes in markets previously found to be competitive by FERC under market-based ratemaking authority, and to make future changes in rates in other markets pursuant to the generic FERC ratemaking methods, which would include indexing. Also on February 22, 2013, FERC issued an order setting the airline complaint in Dkt. No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge. It is too early to predict the outcome of the proceedings in FERC Docket Nos. OR12-28-000 and OR 13-3-000, or to determine the impact of the Ratemaking Methodology Order’s requirement that Buckeye Pipe Line transition to ratemaking methodologies that differ from the Buckeye Methodology.

In addition to the risks described above, at any time shippers on any of our FERC-regulated pipelines have the right to challenge the application of the index to a pipeline’s rates or the underlying rates themselves as being unjust and unreasonable, subject to the FERC’s cost-of-service standards. Following the Ratemaking Methodology Order, shippers would have the right to file such complaints regarding rates in Buckeye Pipe Line’s markets that are not subject to market-based-rate authority. Such shipper challenges may seek adjustments to our rates prospectively and, subject to limitations, for certain past periods. If a significant shipper challenge were to result in an outcome that is unfavorable to us, our business, financial condition, results of operations and/or cash flows could be adversely impacted.

Climate change legislation or regulations restricting emissions of “greenhouse gases” or setting fuel economy or air quality standards could result in increased operating costs or reduced demand for the refined petroleum products, natural gas and other hydrocarbon products that we transport, store or otherwise handle in connection with our business.

In recent years, federal authorities such as the EPA and various state regulatory bodies have increasingly sought to regulate emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”). Such regulation has targeted emissions from large industrial sources, such as factories, refineries and other manufacturing facilities, and for increasingly large classes of motor vehicles.

These currently effective regulations or any future laws or regulations that may be adopted to address GHG emissions could require us to incur costs to reduce emissions of GHG associated with our operations. The effect on our operations could include increased costs to operate and maintain our facilities, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates we charge, such recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final regulations. In addition, laws or regulations regarding fuel economy, air quality or GHG gas emissions (for motor vehicles or otherwise) could include efficiency requirements or other methods of curbing carbon emissions that could adversely affect demand for the refined petroleum products, natural gas and other hydrocarbon products that we transport, store or otherwise handle in connection with our business. A significant decrease in demand for petroleum products would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

DOT and state-level regulations may impose significant costs and liabilities on us.

Our pipeline operations and natural gas storage operations are subject to regulation by the DOT and by some of the states in which we do business. Certain states, particularly California, have been reviewing pipeline safety regulations and increasing inspections and audits. These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas or commercially navigable waterways. In response to these regulations, we conduct pipeline integrity tests on an ongoing and regular basis. Depending on the results of these integrity tests, we could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation. In addition, any new regulations that are the result of PSA 2011 may affect our operations.

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

The Energy Services segment buys and sells refined petroleum products in connection with its marketing activities. If the values of refined petroleum products change in a direction or manner that we do not anticipate, we could experience financial losses from these activities. Furthermore, when refined petroleum product prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operations. Factors that could cause significant increases or decreases in commodity prices include changes in supply due to production constraints, weather, governmental regulations, and changes in consumer demand. It is our practice to maintain a position that is substantially balanced between commodity purchases, on the one hand, and expected commodity sales or future delivery obligations, on the other hand. Through these transactions, we seek to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third-party users, such as wholesalers or retailers. While our hedging policies are designed to minimize commodity price risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these sales transactions. In addition, we are also exposed to basis risks in our hedging activities that arise when a commodity, such as ultra low sulfur diesel, is purchased at one pricing index but must be hedged against another commodity type, such as heating oil, because of limitations in the markets for derivative products. We are also susceptible to basis risk created when we enter into financial hedges that are priced at a certain location, such as New York Harbor, but the sales or exchanges of the underlying commodity are at another location, such as Macungie, Pennsylvania, where prices and price changes might differ from the prices and price changes at the location upon which the hedging instrument is based.

A substantial amount of the petroleum products handled by BORCO are exported from Venezuela, which exposes us to political risks.

A substantial portion of BORCO’s revenue relates to petroleum products exported from Venezuela. This involvement with products exported from Venezuela exposes BORCO to significant risks, including potential political and economic instability and trade restrictions and economic embargoes imposed by the United States and other countries.

BORCO depends on a limited number of customers for substantially all of its revenue, and the loss of any of them could adversely affect our results of operations and cash flow.

Storage revenue represented approximately 76% of BORCO’s total revenue for the year ended December 31, 2012. Currently, BORCO has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and one national oil company. For the year ended December 31, 2012, approximately 32% and 66% of BORCO’s storage revenue was derived from the top one and the top three customers, respectively. We expect BORCO to continue to derive substantially all of its total revenue from a small number of customers in the future. BORCO may be unsuccessful in renewing its storage contracts with its customers, and those customers may discontinue or reduce contracted storage from BORCO. If any of BORCO’s customers, in particular its top three customers, significantly reduces its contracted storage with BORCO and if BORCO is unable to find other storage customers on terms substantially similar to the terms under BORCO’s existing storage contracts, our business, results of operations and cash flow could be adversely affected.

Terrorist attacks or other security threats could adversely affect our business.

Since the attacks of September 11, 2001, the United States government has issued warnings that energy assets, specifically our nation’s pipeline infrastructure, may be the future target of terrorist organizations. In addition to the threat of terrors attacks, we face various other security threats, including cyber security threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities, such as terminals and pipelines, and infrastructure or third-party facilities and infrastructure. These developments have subjected our operations to increased risks.

Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cyber security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

During 2007, the Department of Homeland Security promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to regulate the security of facilities that handle certain chemicals. We have submitted to the Department of Homeland Security certain required information concerning our facilities in compliance with CFATS and, as a result, several of our facilities have been determined to be initially tiered as “high risk” by the Department of Homeland Security. Due to this determination, we are required to prepare a security vulnerability assessment and possibly develop and implement site security plans required by CFATS. The Department of Homeland Security began additional scrutiny and enforcement of the CFATS requirements in 2010, which continued in 2011 and 2012 and is expected to continue. At this time, we do not believe that compliance with CFATS will have a material effect on our business, financial condition, results of operations or cash flows.

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

Derivative reform mandated by the Dodd-Frank Act and rules and regulations under the Act may have an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and the rules and regulations promulgated and to be promulgated under the Act may have an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The Act mandates significant changes to the over-the-counter derivative market. Among other changes, the Act and the regulations under the Act will:

•	require the clearing and exchange trading of certain derivatives;

•	require dealers and major participants to register with the Commodity Futures Trading Commission or the Securities Exchange Commission or both, and require them to comply with capital, business conduct, reporting and recordkeeping requirements;

•	subject certain derivative transactions to margin requirements;

•	establish position limits for certain derivatives; and

•	require certain financial institutions to spin-off portions of their derivatives business.

The rulemaking process under the Act has not been completed, and the timeframes for compliance with rules under the Act that are effective remains uncertain. Consequently, it is not possible at this time to determine the full effect that the Act and the rules and regulations adopted under the Act will have on our ability to continue to use the derivative products we currently utilize. As a result of the imposition of capital, clearing and exchange-trading requirements, the Act and the rules and regulations under the Act may limit the availability of certain derivative products and/or may increase the costs of such products. Additionally, the margin requirements applicable to certain derivative products may increase, resulting in such products becoming more expensive or uneconomical for us to use in our business. Any requirement to post more collateral to our counterparties in excess of what we currently post to collateralize our obligations may have a negative impact upon our liquidity. Position limits may be imposed upon certain derivative transactions, which may further restrict our ability to utilize these products. To the extent that our dealer counterparties are required to spin-off their derivatives activities to a separate entity, that new entity may not be as creditworthy as the current dealer counterparty and, as a result, we may have to increase our exposure to less creditworthy counterparties or curtail our dealings with that counterparty. The effects of the Act and the rules and regulations under the Act may also reduce our ability to monetize or restructure our existing derivative contracts. If, as a result of the Act and the rules and regulations under the Act, we reduce our use of certain derivatives, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations. To the extent that we currently utilize exchange traded futures in our business, we do not anticipate that those products will be affected by the provisions of the Act and the rules and regulations under the Act described above.

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

The marketing business in our Energy Services segment enters into sales contracts pursuant to which customers agree to buy refined petroleum products from us at a fixed price on a future date. If our customers have not hedged their exposure to reductions in refined petroleum product prices and there is a price drop, then they could have a significant loss upon settlement of their fixed-price contracts with us, which could increase the risk of their nonpayment or nonperformance. In addition, we generally have entered into futures contracts to hedge our exposure under these fixed-price contracts to increases in refined petroleum product prices. If price levels are lower at settlement than when we entered into these futures contracts, then we will be required to make payments upon the settlement thereof. Ordinarily, this settlement payment is offset by the payment received from the customer pursuant to the associated fixed-price contract. We are, however, required to make the settlement payment under the futures contract even if a fixed-price contract customer does not perform. Nonperformance under fixed-price contracts by a significant number of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

Our natural gas storage business depends on third-party pipelines to transport natural gas.

We depend on PG&E’s intrastate gas pipelines to move our customers’ natural gas to and from our Lodi facility. Any interruption of service or decline in utilization on the pipelines or adverse change in the terms and conditions of service for the pipelines could have a material adverse effect on the ability of our customers to transport natural gas to and from the Lodi facility, and could have a corresponding material adverse effect on our storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from our facilities could affect the utilization and value of our storage services.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be insured or entitled to indemnification.

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. Our operations are currently covered by property, casualty, workers’ compensation and environmental insurance policies. In the future, however, we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. Further, our environmental pollution coverage is subject to exclusions, conditions and limitations that could apply to a particular pollution claim or may not cover all claims or liabilities we incur. The contracts with our customers and other business partners involve risk-allocation and indemnification provisions. However, pursuant to these contracts we generally may not seek indemnification from a counterparty for liabilities, including those associated with the release of petroleum products, arising at a time in which we are in possession of the product owned by the counterparty. If we were to incur a significant liability for which we were not fully insured, or insured at all, it could have a material adverse effect on our business, financial condition, results of operation or cash flows.

Hurricanes and other severe weather conditions could damage our facilities or disrupt our marine terminals or the operations of their customers, which could have a material adverse effect on our business, financial results and cash flow.

The operations of our facilities, in particular our marine terminals, could be impacted by severe weather conditions, including hurricanes. Any such event could cause a serious business disruption or serious damage to our facilities, which could affect such facilities’ ability to provide services. Additionally, such events could impact our facilities’ customers, and they may be unable to utilize our services. Any such occurrence could have a material adverse effect on our business, financial condition, results of operation or cash flows.

Increases in interest rates could adversely affect our unit price and our business.

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

Additionally, we use both fixed and variable rate debt, and we are exposed to market risk due to the floating interest rates on our credit facility. From time to time we use interest rate derivatives to hedge interest obligations on specific debt. In addition, interest rates on future debt offerings could be higher, causing our financing costs to increase accordingly. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels.

Our risk management policies cannot eliminate all commodity price risk and any noncompliance with our risk management policies could result in significant financial losses.

Our Energy Services and Natural Gas Storage segments follow risk management practices that are designed to minimize commodity price risk, credit risk and operational risk for their respective business. These practices and policies cannot, however, eliminate all price and price-related risks. Additionally, noncompliance with such practices and policies by our employees or agents may create additional risk. We cannot make any assurances that we will detect and prevent all violations of our risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of these practices or policies by our employees or agents could result in significant financial losses.

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

The tax treatment of publicly traded partnerships or an investment in our LP units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. For example, one such previously introduced legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

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

A unitholder whose LP Units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of LP Units) may be considered as having disposed of those LP Units. If so, he would no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose LP Units are the subject of a securities loan may be considered as having disposed of the loaned LP Units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those LP Units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those LP Units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their LP Units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief program whereby a publicly traded partnership that technically terminates may be allowed to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

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

We are managed primarily from two leased commercial business offices located in Breinigsville, Pennsylvania and Houston, Texas that are approximately 75,000 and 56,000 square feet in size, respectively.

In general, our pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties. Like other pipelines, certain of our rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments. We have not experienced any revocations or lapses of such rights which were material to our business or operations, and we have no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, pumping stations and terminal facilities are located on land that we own. We have leases for subsurface underground gas storage rights and surface rights in connection with our operations in the Natural Gas Storage segment. BORCO currently leases the seabed on which the jetties are located and the inland dock under long-term agreements through 2057 and 2067, respectively.

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

On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty. The extent of the damage is being assessed and presently is estimated to range between $20.0 million and $30.0 million. We have insurance to cover this loss, subject to a $5.0 million deductible. On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident. Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses, but the vessel owner is claiming it is entitled to limit its liability to approximately $17.0 million. We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties. Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas. At this time, we have not experienced any material interruption of service at the BORCO facility as a result of the incident and have commenced the process of repairing the jetty. We recorded a $4.2 million loss on disposal due to the assets destroyed in the incident and $3.5 million related to other costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable. To the extent the proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable. As of December 31, 2012, no gain had been recognized.

On December 3, 2012, a complaint was filed in the Circuit Court for Washington County, Wisconsin by Chad Altschafl, et al., as plaintiffs, naming Buckeye, Buckeye Pipe Line Services Company, BPH, Buckeye Pipe Line and West Shore, as defendants. The complaint in the Altschafl case attempts to allege various emotional distress and property damage claims under Wisconsin law arising out of a release of gasoline from a pipeline operated by West Shore in the Town of Jackson, Wisconsin on July 17, 2012. Owners of 148 properties in the area of Jackson, Wisconsin are the plaintiffs in the case. No dollar amount of damages is stated in the complaint, but the plaintiffs seek damages to reimburse them for, among other things, the costs of restoring their properties and of installing a permanent supply of potable water, the diminution in value of their properties, and the cost of a program of future medical monitoring. The plaintiffs also seek punitive damages. On January 21, 2013, we filed an answer to the complaint, denying its claims and asserting affirmative defenses, and a motion to dismiss the claims for emotional distress and for medical monitoring costs. No hearing on that motion has yet been held and the case is not presently scheduled for trial. The timing or outcome of final resolution of this matter cannot reasonably be determined at this time. Buckeye, Services Company, BPH and Buckeye Pipe Line are entitled to certain indemnifications by West Shore pursuant to an agreement between Buckeye Pipe Line and West Shore, which we believe would result in West Shore indemnifying us for any losses stemming from this litigation. In addition, West Shore has insurance that we believe should cover such losses, subject to a $3.0 million deductible. West Shore is pursuing that insurance coverage.

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. IS12-185 – Buckeye Pipe Line Show Cause Proceeding. On March 30, 2012, FERC issued an order (the “Show Cause Order”) regarding the market-based methodology used by Buckeye Pipe Line to set tariff rates on its pipeline system (the “Buckeye System”). In 1991, Buckeye Pipe Line sought and received FERC permission to determine rate changes on the Buckeye System using a unique methodology that constrained rates in markets not found to be competitive based on rate changes in markets that FERC found to be competitive, as well as certain other limits on rate increases. FERC ordered the continuation of this methodology for the Buckeye System in 1994, subject to FERC’s authority to cause Buckeye Pipe Line to terminate the program in the future. The Show Cause Order, among other things, stated that FERC would review the continued efficacy of Buckeye Pipe Line’s unique program and directed Buckeye Pipe Line to show cause why it should not be required to discontinue the program on the Buckeye System and avail itself of the generic ratemaking methodologies used by other oil pipelines. The Show Cause Order also disallowed proposed rate increases on the Buckeye System that would have become effective April 1, 2012. The Show Cause Order did not impact any of the pipeline systems or terminals owned by Buckeye’s other operating subsidiaries. On April 23, 2012, Buckeye Pipe Line requested rehearing as to the disallowance of certain rates. On February 22, 2013, FERC issued an order in Dkt. No. IS12-185 discontinuing Buckeye Pipe Line’s unique program, and affirming on rehearing its rejection of all rate increases filed in March 2012 . The Ratemaking Methodology Order permitted Buckeye to retain its currently-filed rates in place, to make future rate changes in under market-based ratemaking authority in markets previously found to be competitive by FERC, and to make future changes in rates in other markets pursuant to the generic FERC ratemaking methods, which would include indexing. Pending finality of this order, the timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR12-28 – Airlines Complaint against Buckeye Pipe Line New York City Jet Fuel Rates. On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging Buckeye Pipe Line’s rates for transportation of jet fuel from New Jersey to three New York City airports. The complaint was not directed at Buckeye Pipe Line’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries. The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act. On October 10, 2012, Buckeye Pipe Line filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by Buckeye Pipe Line in excess of costs would be irrelevant because Buckeye Pipe Line’s rates are set under a FERC-approved program that ties rates to competitive levels. Buckeye Pipe Line also sought dismissal of the complaint to the extent it seeks to challenge the portion of Buckeye Pipe Line’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992. Buckeye Pipe Line further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under Buckeye Pipe Line’s FERC-approved rate program. On October 25, 2012, the complainants filed their answer to Buckeye Pipe Line’s motion to dismiss and answer. On November 9, 2012, Buckeye Pipe Line filed a response addressing newly raised arguments in the complainants’ October 25th answer. On February 22, 2013, FERC issued an order setting the airline complaint in Dkt. No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge. If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order Buckeye Pipe Line to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint. Buckeye Pipe Line intends to vigorously defend its rates and its existing rate program. The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR13-3 – Buckeye Pipe Line’s Market-Based Rate Application. On October 15, 2012, Buckeye Pipe Line filed an application with FERC seeking authority to charge market-based rates for deliveries of refined petroleum products to the New York City-area market (the “Application”). In the Application, Buckeye Pipe Line seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports. The jet fuel rates were also the subject of the airlines’ OR12-28 complaint discussed above. On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection. On January 14, 2013, Buckeye Pipe Line filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest. On January 29, 2013, the protestants responded to Buckeye Pipe Line’s answer. In addressing the Application, FERC will determine whether to approve the Application, deny it, or set it for further proceedings, including potentially an evidentiary hearing. If FERC were to approve the Application, Buckeye Pipe Line would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28 complaint as to Buckeye Pipe Line’s future rates would be irrelevant prospectively. The timing or outcome of FERC’s review of the Application cannot reasonably be determined at this time.

Environmental Proceedings

In October 2011, PHMSA issued a proposed penalty totaling $0.1 million in connection with certain procedural and personnel qualification issues related to product release that occurred in Boothwyn, Pennsylvania in April 2008. We contested portions of the proposed penalty and in October 2012 we received a final order from PHMSA with respect to the matter and paid a penalty of $0.1 million.

In April 2010, PHMSA proposed penalties totaling approximately $0.5 million in connection with a tank overfill incident that occurred at our facility in East Chicago, Indiana in May 2005 and other related personnel qualification issues raised as a result of PHMSA’s 2008 Integrity Inspection. We contested the proposed penalty and in November 2012 PHMSA issued a final order with a reduced penalty of approximately $0.4 million. We filed a petition for reconsideration appealing this order. The timing or outcome of this appeal cannot reasonably be determined at this time.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Units, Related Unitholder Matters, and Issuer Purchases of Units

Our LP Units are listed and traded on the NYSE under the symbol “BPL.” The high and low sales prices of our LP Units during the years ended December 31, 2012 and 2011, as reported in the NYSE Composite Transactions, were as follows:

	2012		2011
Quarter	High	Low	High	Low
First	$64.95	$58.50	$68.81	$58.45
Second	61.37	44.55	65.20	59.85
Third	54.68	47.06	65.24	54.51
Fourth	50.91	44.37	68.45	59.00

The following graph compares the total unitholder return performance of our LP Units with the performance of (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP index. The Alerian MLP Index is a composite of the 50 most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our LP Units and each comparison index beginning on December 31, 2007 and that all distributions or dividends were reinvested on a quarterly basis.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Buckeye Partners, L.P.	$100.00	$70.55	$128.99	$168.50	$171.74	$131.89
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
Alerian MLP Index	100.00	63.08	111.29	151.19	172.17	180.43

We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we estimate our number of beneficial unitholders to be approximately 151,000 at December 31, 2012.

There is no established trading market for our Class B Units. As of December 31, 2012, our Class B Units were held by 9 holders of record.

Cash distributions paid to LP Unitholders for the periods indicated were as follows:

		Amount Per
Record Date	Payment Date	LP Unit
February 16, 2010	February 26, 2010	$0.9375
May 17, 2010	May 28, 2010	0.9500
August 16, 2010	August 31, 2010	0.9625
November 15, 2010	November 30, 2010	0.9750

February 21, 2011	February 28, 2011	$0.9875
May 16, 2011	May 31, 2011	1.0000
August 15, 2011	August 31, 2011	1.0125
November 14, 2011	November 30, 2011	1.0250

February 21, 2012	February 29, 2012	$1.0375
May 14, 2012	May 31, 2012	1.0375
August 15, 2012	August 31, 2012	1.0375
November 12, 2012	November 30, 2012	1.0375

On February 8, 2013, we announced a quarterly distribution of $1.0375 per LP Unit that will be paid on February 28, 2013, to unitholders of record on February 19, 2013. Based on the LP Units outstanding as of December 31, 2012 and the 6.9 million LP units issued in connection with our January 2013 equity offering, cash distributed to LP unitholders on February 28, 2013 will total approximately $101.2 million. Based on Class B Units outstanding as of December 31, 2012, we also expect to issue approximately 186,000 Class B Units in lieu of cash distributions on February 28, 2013 to Class B unitholders of record on February 19, 2013.

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

The following tables present our selected consolidated financial data from our audited consolidated financial statements for the periods and at the dates indicated. The tables should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report (in thousands, except per unit amounts).

	Year Ended December 31,
	2012	2011 (1)	2010 (2)	2009 (2)	2008 (2)
Income Statement Data:
Revenue	$4,357,242	$4,759,610	$3,151,268	$1,770,372	$1,896,652
Operating income (3)	339,208	188,682	278,582	203,457	247,293
Net income (3)	230,551	114,664	201,008	141,637	180,623
Net income attributable to Buckeye Partners, L.P. (3) (4)	226,417	108,501	43,080	49,594	26,477
Earnings per unit—diluted (5)	$2.32	$1.20	$1.65	$2.49	$1.33
Cash distributions per LP Unit—declared	$4.15	$4.03	$3.83	$3.63	$3.43

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$5,981,009	$5,570,376	$3,574,216	$3,486,571	$3,263,097
Long-term debt	2,735,244	2,393,574	1,519,393	1,500,495	1,445,722
Total Buckeye Partners, L.P. capital (4)	2,372,313	2,303,169	1,392,405	242,334	232,060

(1)	During the first quarter of 2011, we acquired a marine terminal in The Bahamas (see Note 3 in the Notes to Consolidated Financial Statements).
(2)	On November 19, 2010, we consummated a transaction pursuant to a plan and agreement of merger (the “Merger Agreement”) with our general partner, BGH, BGH’s general partner and Grand Ohio, LLC (“Merger Sub”), our subsidiary. The exchange of BGH’s units for our LP Units was accounted for as a BGH equity issuance, and pursuant to the Merger Agreement, Merger Sub was merged into BGH, with BGH as the surviving entity (the “Merger”) for accounting purposes. The financial information for the periods prior to the effective date of the Merger is that of BGH. Although Buckeye is the surviving entity for legal purposes, BGH is the surviving entity for accounting purposes. Because BGH controlled Buckeye prior to the Merger, Buckeye’s financial statements were consolidated into BGH.
(3)	During 2012, 2011, 2010 and 2009, we recorded a $60.0 million asset impairment (see Note 7 in the Notes to Consolidated Financial Statements), a $169.6 million goodwill impairment (see Note 9 in the Notes to Consolidated Financial Statements), a $21.1 million modification of an equity compensation plan (see Note 18 in the Notes to Consolidated Financial Statements), and a $59.7 million asset impairment and $32.1 million reorganization expense, respectively.
(4)	Prior to the Merger, BGH’s noncontrolling interests primarily related to equity interests of Buckeye that were not owned by BGH. In connection with the Merger, total Buckeye capital substantially increased with the elimination of such noncontrolling interests.
(5)	In connection with the Merger, the incentive compensation agreement (also referred to as the incentive distribution rights) held by our general partner was cancelled, and the general partner units held by our general partner (representing an approximate 0.5% general partner interest in us) were converted to a non-economic general partner interest. Additionally, pursuant to the Merger, BGH’s unitholders received a total of approximately 20.0 million of Buckeye’s LP Units in exchange for all outstanding BGH common units and management units. As a result, the number of Buckeye’s LP Units outstanding increased from 51.6 million to

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

Business Overview

We own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, miles of pipeline, and active product terminals. In addition, we operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a natural gas storage facility in Northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. Our flagship marine terminal in The Bahamas, BORCO, is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a global logistics hub.

We operate and report in five business segments: (i) Pipelines & Terminals; (ii) International Operations; (iii) Natural Gas Storage; (iv) Energy Services; and (v) Development & Logistics. See Note 24 in the Notes to Consolidated Financial Statements for a more detailed discussion of our business segments.

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

Overview of Operating Results

Net income attributable to our unitholders was $226.4 million for the year ended December 31, 2012, which was an increase of $117.9 million, or 109% from $108.5 million for the corresponding period in 2011. Operating income was $339.2 million for the year ended December 31, 2012, which is an increase of $150.5 million, or 80% from $188.7 million for the corresponding period in 2011.

Revenues for our Pipelines & Terminals segment grew significantly in 2012, primarily from the impact of recent acquisitions, including the assets acquired from BP and ExxonMobil in mid-2011 and the Perth Amboy Facility acquired in the second half of 2012. Pipeline transportation volumes on assets owned prior to the 2011 and 2012 acquisitions (which we refer to as our “legacy assets”) declined marginally year-over-year driven by a decline in distillate volumes, primarily due to a warmer than usual winter in early 2012 resulting in lower heating oil movements. Throughput volumes for 2012 at terminals owned prior to the 2011 acquisitions (which we refer to as our “legacy terminals”) increased over 2011 as our Chicago Complex benefited from record output at Midwest refineries and as recent growth capital projects became operational, including the transformation of our Albany terminal to add the ability to provide crude oil service. In addition, we purchased an additional 20% interest in WesPac Memphis from Kealine LLC. In January 2013, we ceased operations on a portion of Buckeye’s NORCO pipeline system, consisting of approximately 169 miles of refined petroleum products pipelines and related assets in Indiana and Illinois. We recorded a non-cash impairment charge in the fourth quarter of 2012 of $60.0 million, which included $12.1 million of estimated costs associated with the removal and decommissioning of the pipeline.

Our International Operations segment benefited from the incremental contribution from the 1.9 million barrels of expansion capacity at BORCO that was completed in the second half of 2012. In addition to the storage revenue contribution from the expansion capacity, higher ancillary revenues, including berthing and heating revenues, were generated due to increased customer utilization of our facilities. Segment revenue also increased as a result of the launch of our fuel oil marketing business at the Yabucoa marine terminal, which is a low-margin business. We supply fuel oil under back-to-back arrangements that are intended to eliminate commodity and basis risks. In 2011, the International Operations segment was adversely impacted by lower than expected berthing revenue due to reductions in availability of fuel oil blending components as a result of operational issues at a refinery in the U.S. Virgin Islands (“Caribbean refinery”) and lower vessel traffic as inventory optimization opportunities were limited by market conditions. These market conditions continued into 2012, resulting in weakness in demand for product storage in early 2012.

In 2012, our Natural Gas Storage segment improved over 2011 results, but unfavorable market conditions, including low natural gas prices, compressed seasonal spreads and low volatility, continued to negatively impact the segment’s performance.

The Energy Services segment continued to be negatively impacted by extreme price volatility and basis risk, combined with market backwardation, in the markets it serves. We saw the benefits of the execution of our risk mitigation strategy, particularly in the second half of 2012, which included focusing on fewer, more strategic locations in which to transact business, better managing our inventories and reducing the cost structure of the business. Sales volumes declined as we executed this risk mitigation strategy. Our marketing operations remain a catalyst for incremental utilization of our Pipelines & Terminals assets as the contribution from Energy Services has been greater than its standalone reported results.

The liquefied petroleum gas (“LPG”) storage caverns acquired in 2011 were a key contributor to growth for our Development & Logistics segment. In addition, we benefited from improved margins and new contract operations opportunities for our third-party engineering and operations business.

See the “Results of Operations” section below for further discussion and analysis of our operating segments.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2012	2011	2010
Revenue	$4,357,242	$4,759,610	$3,151,268
Costs and expenses	4,018,034	4,570,928	2,872,686

Operating income	339,208	188,682	278,582
Earnings from equity investments	6,100	10,434	11,363
Gain on sale of equity investment	—	34,727	—
Interest and debt expense	(114,980)	(119,561)	(89,169)
Other income (expense)	(452)	190	(687)

Income before taxes	229,876	114,472	200,089
Income tax benefit	(675)	(192)	(919)

Net income	230,551	114,664	201,008
Less: Net income attributable to noncontrolling interests	(4,134)	(6,163)	(157,928)

Net income attributable to Buckeye Partners, L.P. (1)	$226,417	$108,501	$43,080

Earnings per unit—diluted (2)	$2.32	$1.20	$1.65

(1)	Prior to the Merger, BGH’s noncontrolling interests primarily related to equity interests of Buckeye that were not owned by BGH. In connection with the Merger, total Buckeye capital substantially increased with the elimination of such non-controlling interest.
(2)	Pursuant to the Merger, BGH’s unitholders received a total of approximately 20.0 million of Buckeye’s LP Units in exchange for all outstanding BGH common units and management units. As a result, the number of Buckeye’s LP Units outstanding increased from 51.6 million to 71.4 million. However, for historical reporting purposes, the impact of this change was accounted for as a reverse split of BGH’s units of 0.705 to 1.0, together with the addition of Buckeye’s existing LP Units.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles (“GAAP”), to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Adjusted EBITDA:
Pipelines & Terminals	$409,055	$361,018	$346,447
International Operations	132,104	112,996	(4,655)
Natural Gas Storage	6,118	4,204	29,794
Energy Services	524	1,797	5,861
Development & Logistics	11,722	7,932	5,193

Total Adjusted EBITDA	$559,523	$487,947	$382,640

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$230,551	$114,664	$201,008
Less: Net income attributable to non-controlling interests	(4,134)	(6,163)	(157,928)

Net income attributable to Buckeye Partners, L.P.	226,417	108,501	43,080
Add: Interest and debt expense	114,980	119,561	89,169
Income tax expense	(675)	(192)	(919)
Depreciation and amortization	146,424	119,534	59,590
Non-cash deferred lease expense	3,901	4,122	4,235
Non-cash unit-based compensation expense	19,520	9,150	8,960
Asset impairment expense	59,950	—	—
Goodwill impairment expense	—	169,560	—
Equity plan modification expense	—	—	21,058
Net income attributable to non-controlling interests affected by Merger (1)	—	—	157,467
Less: Amortization of unfavorable storage contracts (2)	(10,994)	(7,562)	—
Gain on sale of equity investment	—	(34,727)	—

Adjusted EBITDA	559,523	487,947	382,640

Less: Interest and debt expense, excluding amortization of deferred financing costs and debt discounts	(111,511)	(111,941)	(84,758)
Income tax expense, excluding non-cash taxes	(1,095)	(6)	—
Maintenance capital expenditures	(54,425)	(57,467)	(31,244)

Distributable cash flow	$392,492	$318,533	$266,638

(1)	Amounts represent portions of BGH’s non-controlling interests related to Buckeye that were eliminated as a result of the Merger. Amounts are excluded for the portion of 2010 prior to the Merger for comparability purposes.
(2)	Represents the amortization of the negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes transported and average daily throughput for the Pipelines & Terminals segment and total volumes sold for the Energy Services segment for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	701.9	668.1	653.5
Jet fuel	339.2	340.6	338.5
Middle distillates (1)	322.3	327.2	303.4
Other products (2)	22.2	22.2	21.0

Total pipelines throughput	1,385.6	1,358.1	1,316.4

Terminals:
Products throughput (3)	897.3	730.9	562.5

Energy Services (in millions of gallons):
Sales volumes	1,106.3	1,337.8	1,139.1

(1)	Includes diesel fuel, heating oil and kerosene.
(2)	Includes liquefied petroleum gas.
(3)	Amounts for 2012 and 2011 include throughput volumes at terminals acquired from BP and ExxonMobil Corporation on June 1, 2011 and July 19, 2011, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated

Adjusted EBITDA was $559.5 million for the year ended December 31, 2012, which is an increase of $71.6 million, or 14.7%, from $487.9 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily related to positive contribution as a result of a full period of operating activities for 2011 acquisitions, the benefit of contributions from growth capital spending and higher blending capabilities, particularly butane blending, in the Pipelines & Terminals segment, as well as increased storage capacity and customer utilization of our BORCO facility in the International Operations segment.

Revenue was $4,357.2 million for the year ended December 31, 2012, which is a decrease of $402.4 million, or 8.5%, from $4,759.6 million for the corresponding period in 2011. The decrease in revenue was primarily related to a net decrease in revenue in the Energy Services segment, which was partially offset by the revenue generated due to a full period of operations for the 2011 acquisitions and the Perth Amboy Facility acquisition in 2012 in the Pipelines & Terminals segment, as well as increased storage revenue as a result of 1.9 million barrels of incremental storage capacity brought online and new service offerings providing fuel oil supply and distribution services in the International Operations segment.

Operating income was $339.2 million for the year ended December 31, 2012, which is an increase of $150.5 million, or 80.0%, from $188.7 million the corresponding period in 2011. The increase in operating income was primarily related to a non-cash goodwill impairment charge in the Natural Gas Storage segment in 2011 and positive contribution as a result of a full period of operating activities for 2011 acquisitions in the Pipelines & Terminals segment. These increases were partially offset by a non-cash asset impairment charge in 2012 and an increase in depreciation and amortization due to the assets acquired in 2011 in the Pipelines & Terminals segment and the upgrades and expansions of the jetty structure in the International Operations segment.

Distributable cash flow was $392.5 million for the year ended December 31, 2012, which is an increase of $74.0 million, or 23.2%, from $318.5 million for the corresponding period in 2011. The increase in distributable cash flow was primarily related to an increase of $71.6 million in Adjusted EBITDA as described above.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $409.1 million for the year ended December 31, 2012, which was an increase of $48.1 million, or 13.3%, from $361.0 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were related to a $44.2 million increase in revenue due to a full period of operations for the assets acquired in 2011 and the Perth Amboy Facility acquired in 2012, a $31.7 million increase in revenue due to higher average pipeline tariff rates, resulting from tariff increases and long-haul shipments, and terminalling contract rate escalations on our legacy assets, $11.1 million of favorable settlement experience, a $7.9 million increase in revenue due to higher blending capabilities in the Northeast, particularly butane blending, and a $1.6 million increase in revenue due to higher terminalling volumes. The favorable settlement experience primarily related to the successful resolution of a $10.6 million product settlement allocation matter related to certain pipeline transportation-related services provided by Buckeye over a period of several years, of which $7.8 million related to services rendered in prior years but, for accounting purposes, was not recognized in revenue until the current period.

The negative factors impacting Adjusted EBITDA were a $17.1 million increase in operating expenses related to a full period of operations of the assets acquired in 2011 and the Perth Amboy Facility acquired in 2012, which included acquisition and transition expenses, a $9.5 million increase in operating expenses, which included integrity program expenditures, payroll costs, operating power and utilities, insurance and environmental remediation expenses, a $8.5 million decrease in other revenue, resulting from a decrease in terminalling storage contracts primarily due to market backwardation of refined petroleum products, a $4.3 million decrease in earnings from equity investments primarily due to higher environmental remediation costs at West Shore and the sale of our interest in West Texas LPG Pipeline Limited Partnership in 2011, $3.8 million in fees related to the FERC proceedings, $1.5 million of fees related to the temporary suspension of ethanol offloading capabilities at our Albany facility and a $3.7 million increase in expenses related to the relocation of certain operations and administrative support functions to our Houston, Texas headquarters.

Overall pipeline and terminalling volumes increased by 2.0% and 22.8%, respectively, primarily as a result of the assets acquired in 2011. Legacy pipeline volumes declined marginally as a result of seasonal fluctuations in heating oil, a temporary shut-down of one of our pipelines for emergency maintenance, and business interruptions caused by Hurricane Sandy, offset by higher demand for gasoline. Legacy terminalling volumes increased by 1.6% due to higher demand for gasoline and distillates, new customer contracts and service offerings at select locations, including crude oil services and the benefit of contributions from growth capital spending.

International Operations. Adjusted EBITDA from the International Operations segment was $132.1 million for the year ended December 31, 2012, which was an increase of $19.1 million, or 16.9%, from $113.0 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were primarily related to a $46.0 million increase in revenue related to new service offerings providing fuel oil supply and distribution services in the Caribbean, a $7.9 million decrease in acquisition and transition expenses, a $6.0 million increase in storage revenue as a result of 1.9 million barrels of incremental storage capacity brought online, a $5.0 million increase in ancillary revenues, including berthing, which represents ships that utilize the jetties, and heating services due to increased customer utilization of our facilities and $1.7 million decrease in income allocated to non-controlling interests related to the remaining 20% ownership interest in BORCO not acquired by us until February 16, 2011.

The increase in revenue was partially offset by a $45.5 million increase in cost of product sales related to new service offerings providing fuel oil supply and distribution services in the Caribbean and $2.0 million increase in operating expenses primarily as a result of increased customer utilization of our facilities.

Natural Gas Storage. Adjusted EBITDA from the Natural Gas Storage segment was $6.1 million for the year ended December 31, 2012, which was an increase of $1.9 million, or 45.5%, from $4.2 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily the result of an $18.1 million increase in fees for hub service activities due to improved seasonal spreads and a $1.0 million decrease in operating expenses, which primarily related to a decline in the number of well workovers performed during 2012 as compared to the 2011 period. The increase in Adjusted EBITDA was partially offset by a $12.8 million decrease in lease revenue due to lower firm storage rates and a $4.4 million increase in costs of natural gas storage services, which includes hub services fees paid to customers for hub service activities. Lease revenue and hub services revenue are affected by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread).

Energy Services. Adjusted EBITDA from the Energy Services segment was $0.5 million for the year ended December 31, 2012, which was a decrease of $1.3 million, or 70.8%, from $1.8 million for the corresponding period in 2011. In early 2012, we developed and executed a strategy to mitigate basis risk, which included the reduction of refined petroleum product inventories in the Midwest. As a result, losses generated from the execution of our strategy contributed to the decrease in Adjusted EBITDA. During the period, we continued to aggressively manage our inventory levels and reduce our exposure to market backwardation, despite sustained adverse market conditions. In addition, we had a $2.2 million decrease in biodiesel tax credits, which are recorded as a reduction of cost of sales. In early 2013, legislative changes resulted in retroactive recognition of biodiesel tax credits for year 2012.

The decrease in Adjusted EBITDA was primarily related to a $595.7 million net decrease in revenue, which included a $673.0 million decrease due to 17.3% of lower sales volumes, offset by a $77.3 million increase as a result of approximately $0.07 per gallon increase in refined petroleum product sales price (average sales prices per gallon were $2.98 and $2.91 for the 2012 and 2011 periods, respectively).

The decrease in revenue was partially offset by a $592.0 million net decrease in cost of product sales, which included a $670.0 million decrease due to 17.3% of lower sales volumes, offset by $78.0 million increase as a result of approximately $0.07 per gallon increase in refined petroleum product cost price (average cost prices per gallon were $2.96 and $2.89 for the 2012 and 2011 periods, respectively) and a $2.4 million decrease in operating expenses primarily related to overhead costs.

Development & Logistics. Adjusted EBITDA from the Development & Logistics segment was $11.7 million for the year ended December 31, 2012, which was an increase of $3.8 million, or 47.8%, from $7.9 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily due to a $4.5 million increase in revenue related to the LPG storage caverns acquired in November 2011, a $2.6 million increase in third-party engineering and operations revenue as a result of new contracts and higher fees, partially offset by a $1.9 million increase in operating expenses, which primarily related to overhead costs, a $0.8 million increase in third-party engineering and operations expense and a $0.6 million increase in operating expenses for the LPG storage caverns.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated

Adjusted EBITDA was $487.9 million for the year ended December 31, 2011, which is an increase of $105.3 million, or 27.5%, from $382.6 million for the corresponding period in 2010. The increase in Adjusted EBITDA was primarily related to positive contribution as a result of the 2011 acquisitions in the Pipelines & Terminals segment and International Operations segment’s acquisition of the BORCO facility in 2011 and a full year of operations for the Yabucoa terminal, which was acquired in December 2010. These increases were partially offset by decreased earnings in the Natural Gas Storage segment as a result of low volatility in natural gas prices and compressed seasonal spreads in part due to system capacity constraints.

Revenue was $4,759.6 million for the year ended December 31, 2011, which was an increase of $1,608.3 million, or 51.0%, from $3,151.3 million for the corresponding period in 2010. The increase in revenue was primarily related to the increase in revenue in the Energy Services segment, as well as the increase in revenue as a result of the assets acquired in 2011 in the Pipelines & Terminals and International Operations segments. These increases in revenue were partially offset by the decrease in revenue in the Natural Gas Storage segment primarily related to a reduced level of hub services activities caused by the weakness in market fundamentals.

Operating income was $188.7 million for the year ended December 31, 2011, which was a decrease of $89.9 million, or 32.3%, from $278.6 million for the corresponding period in 2010. The decrease in operating income was primarily related to a non-cash goodwill impairment charge in the Natural Gas Storage segment and an increase in depreciation and amortization due to assets acquired in 2011 in the Pipelines & Terminals and International Operations segment, which was partially offset by positive contribution as a result of the assets acquired in 2011 in the Pipelines & Terminals segment and International Operations segment and a decrease in compensation expense as a result of the equity plan modification expense during 2010.

Distributable cash flow was $318.5 million for the year ended December 31, 2011, which was an increase of $51.9 million, or 19.5%, from $266.6 million for the corresponding period in 2010. The increase in distributable cash flow was primarily related to an increase of $105.3 million in Adjusted EBITDA as described above, partially offset by a $26.2 million increase in maintenance capital expenditures relating to pipeline and tank integrity work performed in the Pipelines & Terminals and International Operations segments.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $361.0 million for the year ended December 31, 2011, which was an increase of $14.6 million, or 4.2%, from $346.4 million for the corresponding period in 2010. The positive factors impacting Adjusted EBITDA were related to a $48.5 million increase in revenue due to pipeline and terminal acquisitions in 2011, $19.2 million due to higher pipeline tariff rates and terminalling contract rate escalations and a $9.0 million increase in other revenue.

These increases in Adjusted EBITDA were partially offset by a $25.7 million increase in operating costs relating to pipeline and terminal acquisitions in 2011, a $12.5 million decrease in revenue due to lower pipeline and terminalling volumes on legacy assets, a $8.8 million increase in acquisition and integration expenses, a $7.5 million increase in operating expenses, which included environmental remediation expenses, property taxes and payroll costs, $6.6 million in unfavorable settlement experience and a $1.0 million decrease in earnings from equity investments primarily due to the sale of our interest in WT LPG.

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

International Operations. Adjusted EBITDA from the International Operations segment was $113.0 million for the year ended December 31, 2011, which was an increase of $117.7 million from a loss of $4.7 million for the corresponding period in 2010. The positive factors impacting Adjusted EBITDA were primarily related to the BORCO acquisition in 2011 and a full year of operations for the Yabucoa terminal. The increase in Adjusted EBITDA was primarily due to a $151.0 million increase in storage revenue and $34.5 million in ancillary revenues, including berthing and heating services, partially offset by $62.9 million in operating costs, which included payroll costs, repair costs, insurance expenses, lease expenses and other costs, a $3.2 million increase in acquisition and integration expenses and $1.7 million increase in income allocated to non-controlling interests related to the remaining 20% ownership interest in BORCO not acquired by us until February 16, 2011.

Natural Gas Storage. Adjusted EBITDA from the Natural Gas Storage segment was $4.2 million for the year ended December 31, 2011, which was a decrease of $25.6 million, or 85.9%, from $29.8 million for the corresponding period in 2010. The decrease in Adjusted EBITDA was primarily the result of a $20.7 million and $8.6 million decrease in hub services activities and lease revenue, respectively, due to decreased storage prices relating to low volatility in natural gas prices and compressed seasonal spreads in part due to system capacity constraints as a result of unplanned maintenance on a pipeline combined with excess supply and weak domestic demand and $3.0 million of higher operating costs, partially offset by a $6.7 million decrease in cost of natural gas storage services.

Energy Services. Adjusted EBITDA from the Energy Services segment was $1.8 million for the year ended December 31, 2011, which was a decrease of $4.1 million, or 69.3%, from $5.9 million for the corresponding period in 2010. The decrease in Adjusted EBITDA was primarily due to declining basis, which had an adverse effect on the net value of our inventory portfolio. During the period, market dynamics impacted the flow of product along the supply chain and warmer weather conditions, which resulted in decreased consumer demand, created downward pressure on basis.

The decrease in Adjusted EBITDA was primarily related to a $1,413.2 million increase in cost of product sales, which included a $428.8 million increase due to 17.4% of higher sales volumes and a $984.4 million increase as a result of approximately $0.73 per gallon increase in refined petroleum product cost price (average cost prices per gallon were $2.89 and $2.16 for the 2011 and 2010 periods, respectively).

The increase in cost of product sales was partially offset by a $1,407.4 million increase in revenue, which included a $432.9 million increase due to 17.4% of higher sales volumes and a $974.5 million increase as a result of approximately $0.73 per gallon increase in refined petroleum product sales price (average sales prices per gallon were $2.91 and $2.18 for the 2011 and 2010 periods, respectively) and a $1.7 million decrease in operating expenses primarily related to overhead costs.

Development & Logistics. Adjusted EBITDA from the Development & Logistics segment was $7.9 million for the year ended December 31, 2011, which was an increase of $2.7 million, or 52.7%, from $5.2 million for the corresponding period in 2010. The increase in Adjusted EBITDA was primarily due to a $5.5 million increase in third-party engineering and operations revenue as a result of new contracts and higher fees, $2.4 million in expenses associated with a customer bankruptcy in the 2010 period and $0.7 million of revenue relating to the LPG storage caverns acquired in November 2011, partially offset by a $3.7 million increase in third-party engineering and operations expenses, $1.3 million of higher operating and other costs and $0.9 million of net proceeds from the ammonia line fill sale in the 2010 period.

General Outlook for 2013

For our Pipelines & Terminals segment, we do not expect any significant change in macro-economic demand for petroleum products in the markets we serve in 2013 absent a significant change in the economy. We expect that throughput volumes on our pipeline systems will experience moderate growth, primarily as a result of what we expect to be a normal winter in terms of average temperature, which should allow for the rebound of heating oil volumes as compared to the relatively warm winter weather in early 2012. Our pipeline revenues are expected to benefit from increased tariffs on our indexed system, but some uncertainty remains related to the ways in which FERC’s February 22, 2013 Ratemaking Methodology Order issued in Dkt. No. IS12-185-000 et al., discussed above, will affect future changes to Buckeye’s rates in markets outside the New York City market. In addition, the ultimate resolution of the complaint of certain airlines regarding jet fuel rates to the three major New York City area airports in Dkt. No. OR12-28-000 could impact rates to those destinations. Base throughput volumes at our terminal assets are expected to remain flat, with moderate volume growth expected from return capital projects, such as the modernization of our Perth Amboy facility, transformation of our Albany facility to allow for crude service, expansion of our Chicago Complex, and completion of propylene off-take storage in the Midwest. Additionally, we are exploring opportunities to leverage our assets to provide crude supply logistic solutions as domestic shale plays continue to change the crude supply landscape. Ultimately, our ability to increase transportation and storage revenues is largely dependent on the strength of the overall economy in the markets we serve.

Looking forward to 2013 for our International Operations segment, we expect to place in-service an additional 2.8 million barrels of expansion storage capacity, including 1.2 million barrels of crude storage. We have seen increased demand for crude storage in the Caribbean as production off the coast of South America begins to ramp up. BORCO has the capability to function as a staging and blending facility in the logistics chain for producers as they move crude production to refining centers. We expect moderate increases in storage service rates prospectively and expect BORCO to be fully leased for 2013, except for required maintenance work. Our ability to achieve higher rates and increase storage utilization is ultimately dependent on the global product demand in the markets we serve. We enjoyed the initial contribution in late 2012 from our fuel oil business at our Yabucoa terminal, where we secure supply for Caribbean utility plants, and expect the contribution from that business to grow in 2013. We may experience some softness in demand for berthing and other ancillary services if the forward product pricing does not create inventory optimization opportunities for our customers.

We expect our Natural Gas Storage segment will continue to be challenged in 2013 as we do not expect any significant improvement in market fundamentals.

We expect Energy Services performance will improve in 2013 as it continues to execute on our risk mitigation strategy which benefited the segment in the second half of 2012. We do not expect a significant improvement in market fundamentals. We believe, however, that the Energy Services segment will continue to be a significant contributor in utilization of pipeline and terminal assets.

Our Development & Logistics segment has a robust pipeline of potential projects that we expect will continue its growth.

In the first quarter of 2013, we accessed the equity market and used the net proceeds to pay down existing indebtedness, which essentially was a pre-funding of our anticipated 2013 growth capital spend. We believe that, under current market conditions, we could raise additional capital in both the debt and equity markets on acceptable terms.

Throughout 2013, we will continue to evaluate opportunities to acquire or construct assets that are complementary to our businesses and support our long-term growth strategy and will determine the appropriate financing structure for any opportunity we pursue.

The forward-looking statements contained in this “General Outlook for 2013” speak only as of the date hereof. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All such forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report, including under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report and in our future periodic reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this “General Outlook for 2013” may not occur.

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

Current Liquidity

As of December 31, 2012, we had $40.0 million of working capital and $378.8 million of additional borrowing capacity under our Credit Facility.

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

In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting non-core assets where such evaluation suggests such a transaction is in the best interest of Buckeye.

Debt

At December 31, 2012, we had the following debt obligations (in thousands):

4.625% Notes due July 15, 2013	$300,000
5.300% Notes due October 15, 2014	275,000
5.125% Notes due July 1, 2017	125,000
6.050% Notes due January 15, 2018	300,000
5.500% Notes due August 15, 2019	275,000
4.875% Notes due February 1, 2021	650,000
6.750% Notes due August 15, 2033	150,000
BPL Credit Facility due September 26, 2016	871,200

Total debt	$2,946,200

It is our intent to refinance the 4.625% Notes in 2013. If necessary, the $300.0 million of 4.625% Notes maturing on July 15, 2013 could be refinanced using our Credit Facility. At December 31, 2012, we had $378.8 million of additional borrowing capacity under our Credit Facility. Additionally, we expect to pay approximately $72.8 million to settle interest rate swaps relating to the refinancing of the 4.625% Notes on or before July 15, 2013.

Equity

In January 2013, we completed a public offering of 6,000,000 LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit. The underwriters also exercised an option to purchase 900,000 additional LP Units, resulting in total gross proceeds of approximately $362.5 million before deducting underwriting fees and estimated offering expenses. We used the net proceeds from this offering to reduce the indebtedness outstanding under our revolving credit facility.

In February 2012, we issued 4,262,575 LP units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and to indirectly fund a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Capital Allocation

We continually review our investment options with respect to our capital resources that are not distributed to our unitholders or used to pay down our debt and we seek to invest this capital in various projects and activities based on their return to Buckeye. Potential investments could include, among others: add-on or other enhancement projects associated with our current assets; greenfield or brownfield development projects; and merger and acquisition activities.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$441,636	$403,892	$292,479
Investing activities	(590,322)	(1,310,279)	(114,188)
Financing activities	142,476	905,747	(202,239)

Operating Activities

2012 Compared to 2011. Net cash provided by operating activities was $441.6 million for the year ended December 31, 2012, which is an increase of $37.7 million, from $403.9 million for the corresponding period in 2011. The increase in cash provided by operating activities primarily related to an increase in income resulting from a full period of operations for the assets acquired in 2011, and the Perth Amboy Facility acquired in 2012 and a decrease in refined petroleum products inventory in 2012. In early 2012, we developed and executed a strategy to mitigate our basis risk that included the reduction of refined petroleum product inventories in the Midwest.

2011 Compared to 2010. Net cash provided by operating activities was $403.9 million for the year ended December 31, 2011, which is an increase of $111.4 million, from $292.5 million for the corresponding period in 2010. The increase in cash provided by operating activities primarily related to income resulting from the operations of the BORCO facility and pipeline and terminal assets acquired in 2011 and the Yabucoa terminal in 2010 and a cash inflow related to a decrease in refined petroleum products inventory in 2011, partially offset by an increase in interest and debt expense during 2011.

Future Operating Cash Flows. Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

2012. Net cash used in investing activities of $590.3 million for the year ended December 31, 2012 primarily related to $331.3 million of capital expenditures and a $260.3 million acquisition of the Perth Amboy Facility.

2011. Net cash used in investing activities of $1,310.3 million for the year ended December 31, 2011 primarily related to a $1.4 billion acquisition of BORCO, of which $893.7 million was paid in cash, net of cash acquired and the remaining consideration in issuance of LP Units and Class B Units, a $166.0 million acquisition of pipeline and terminal assets and $305.3 million of capital expenditures, which were partially offset by $85.0 million of cash proceeds from the sale of our 20% interest in West Texas LPG Pipeline Limited Partnership.

2010. Net cash used in investing activities of $114.2 million for the year ended December 31, 2010 primarily related to $77.7 million of capital expenditures and a $32.8 million acquisition of the Yabucoa terminal.

See below for a discussion of capital spending. For further discussion on our acquisitions, see Note 3 in the Notes to Consolidated Financial Statements.

We have capital expenditures, which we define as “maintenance capital expenditures,” in order to maintain and enhance the safety and integrity of our pipelines, terminals, storage facilities and related assets, and “expansion and cost reduction capital expenditures” to expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities. Capital expenditures, net of non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Maintenance capital expenditures	$54,425	$57,467	$31,244
Expansion and cost reduction	276,913	247,857	46,455

Total capital expenditures, net	$331,338	$305,324	$77,699

In 2012, maintenance capital expenditures included terminal pump replacements, truck rack infrastructure upgrades, as well as pipeline and tank integrity work, and expansion and cost reduction projects included initiation of a significant storage tank expansion project as well as upgrades and expansion of a jetty structure and inland dock at BORCO, terminal ethanol and butane blending, new pipeline connections, transformation of our Albany marine terminal to handle crude services via rail and ship, new natural gas storage wells, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects. In 2011 and 2010, maintenance capital expenditures included pipeline and tank integrity work, and expansion and cost reduction projects included terminal ethanol and butane blending, new pipeline connections, natural gas storage well recompletions, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects, Kirby Hills Phase II expansion project, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.

We estimate our capital expenditures for the period indicated as follows (in thousands):

	2013
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$50,000	$60,000
Expansion and cost reduction	220,000	255,000

Total capital expenditures	$270,000	$315,000

International Operations:
Maintenance capital expenditures	$10,000	$20,000
Expansion and cost reduction	80,000	105,000

Total capital expenditures	$90,000	$125,000

Overall:
Maintenance capital expenditures	$60,000	$80,000
Expansion and cost reduction	300,000	360,000

Total capital expenditures	$360,000	$440,000

Estimated maintenance capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include storage tank expansion projects at the BORCO facility, completion of additional storage tanks and rail loading facilities in the Midwest, truck loading rack upgrades in the Midwest, the refurbishment of storage tanks across our system, continued installation of vapor recovery units throughout our system of terminals, additive system installation throughout our terminal infrastructure and various upgrades and expansions of our butane blending business. In connection with the Perth Amboy Facility acquisition, our estimated expansion and cost reduction expenditures include refurbishment of the asphalt truck and rail rack, development of a new crude rail offloading system, completion of a bi-directional pipeline, conversion of tanks for distillate and gasoline storage, a new gasoline and diesel truck loading rack installation, construction of a multi-product blend and transfer piping manifold, and construction of a new 16- inch pipeline allowing direct access to our existing pipeline infrastructure. Also, estimated expansion and cost reduction expenditures include costs to repair the damaged jetty at our BORCO facility as a result of the allision of a vessel with our jetty in May 2012. We believe the recovery of the costs to repair the damaged jetty is probable. See Note 4 in the Notes to Consolidated Financial Statements for a more detailed discussion of this incident. Furthermore, cost reduction expenditures improve operational efficiencies or reduce costs.

Financing Activities

2012. Net cash flows provided by financing activities of $142.5 million for the year ended December 31, 2012 primarily related to $296.0 million of net borrowings under the Credit Facility and $246.8 million of net proceeds from the issuance of 4.3 million LP Units to reduce borrowings under our Credit Facility and fund a portion of the Perth Amboy Facility acquisition, partially offset by $371.2 million ($4.15 per LP Unit) of cash distributions paid to our unitholders.

2011. Net cash flows provided by financing activities of $905.7 million for the year ended December 31, 2011 primarily related to $736.9 million of net proceeds from the issuance of 11.3 million LP Units and 1.3 million Class B Units to fund a portion of the BORCO acquisition and reduce borrowings under our Credit Facility, $647.5 million from the issuance of the 4.875% Notes, and $192.9 million of net borrowings under the Credit Facility, partially offset by $335.7 million ($4.025 per LP Unit) of cash distributions paid to our unitholders and $318.2 million repayment of debt assumed and settlement of interest rate derivative instruments relating to the BORCO acquisition.

2010. Net cash flows used in financing activities of $202.2 million for the year ended December 31, 2010 primarily related to $195.6 million of cash distributions paid to noncontrolling partners of Buckeye, which consisted primarily of distribution to holders of LP Units ($3.825 per LP Unit).

For further discussion on our equity offerings, see Note 21 in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$2,740,000	$300,000	$275,000	$790,000	$1,375,000
Interest payments (2) (3)	834,832	134,496	236,442	182,605	281,289
Operating leases:
Office space and other	29,745	3,238	7,161	7,560	11,786
Equipment (4)	5,701	3,608	2,093	—	—
Land leases (5)	407,217	5,763	11,813	12,368	377,273
Purchase obligations (6)	90,627	90,627	—	—	—
Capital expenditure obligations (7)	21,665	21,665	—	—	—

Total contractual obligations	$4,129,787	$559,397	$532,509	$992,533	$2,045,348

(1)	Includes long-term debt portion borrowed by Buckeye under our Credit Facility. See Note 12 in the Notes to Consolidated Financial Statements for additional information regarding our debt obligations.
(2)	Includes amounts due on our notes and amounts and commitment fees due on our Credit Facility. The interest amount calculated on the Credit Facility is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.
(3)	Excludes estimates of the effect of our interest rate swaps related to forecasted interest payments. As of December 31, 2012, the fair value of our interest rate swaps of $ 72.8 million and $ 57.8 million are expected to be settled on or about July 15, 2013 and October 14, 2014, respectively.
(4)	Includes leases for tugboats and a barge in our International Operations segment.
(5)	Includes leases for properties in connection with both the jetty and inland dock operations in the International Operations segment and leases for subsurface underground gas storage rights and surface rights in connection with our operations in the Natural Gas Storage segment. We may cancel these leases if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years.
(6)	We have short-term purchase obligations for products and services with third-party suppliers. The prices that we are obligated to pay under these contracts approximate current market prices.
(7)	We have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services rendered or products purchased.

For the year ended 2013, our rights-of-way payments are expected to be approximately $7.6 million, which includes an estimated amount for annual escalation.

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

The ESOP was frozen with respect to benefits effective March 27, 2011 (the “Freeze Date”). No Services Company contributions have been or will be made on behalf of current participants in the Plan on and after the Freeze Date. Even though contributions under the ESOP are no longer being made, each eligible participant’s ESOP Account will continue to be credited with its share of any stock dividends or other stock distributions associated with Services Company stock.

All Services Company stock has been allocated to ESOP participants. See Note 19 in the Notes to Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we had no off-balance sheet debt or arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty. Estimates may change as new events occur, when additional information becomes available and if the Partnership’s operating environment changes. Actual results could differ from our estimates. See Note 2 in the Notes to Consolidated Financial Statements for our significant accounting policies. The following describes significant estimates and assumptions affecting the application of these policies:

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) an appropriate discount rate. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

Measuring the Fair Value of Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment (i) on an annual basis on January 1 of each year or (ii) on an interim basis if circumstances indicate it is more likely than not the fair value of a reporting unit is less than its fair value.

For our annual goodwill impairment test as of January 1, 2013, we performed a qualitative assessment to determine whether the fair value of the Pipelines & Terminals reporting unit was more likely than not less than the carrying value. Based on our assessment, the Pipelines & Terminals reporting unit had (i) a substantial excess of fair value over carrying value in its latest quantitative assessment, (ii) continued positive performance in Adjusted EBITDA over prior year, (iii) projected increases in Adjusted EBITDA primarily as a result of contributions from internal capital projects, and (iv) positive industry and market factors. We determined that the fair value of the reporting unit exceeded the carrying amount; therefore, the two-step impairment test was not required.

Additionally, we performed quantitative assessments to determine the fair value of each of the remaining reporting units. The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method. The present value of future cash flows is estimated using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) an appropriate discount rate. The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization. We evaluate industry and market conditions for purposes of weighting the income and market valuation approach. Based on such calculations, each reporting unit’s fair value was in excess of its carrying value. We did not record any goodwill impairment charges during the year ended December 31, 2012. During the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $169.6 million in the Natural Gas Storage segment. We did not record a goodwill impairment charge for the year ended December 31, 2010.

Our financial forecast for the International Operations reporting unit has assumptions relating to additional storage tank expansion associated with a potential increase in demand for crude oil. While we believe that a market participant would include the potential benefit of this expansion in its assessment of fair value, we performed a sensitivity analysis to remove the projected revenue relating to the additional storage tank expansion. An elimination of this projected revenue would not indicate an impairment; however, the excess fair value over carrying value would be minimal.

Measuring Recoverability of Long-Lived Assets and Equity Method Investments

We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates of undiscounted future cash flows include (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) estimates of useful lives of the assets. Such estimates of future undiscounted cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions.

During the fourth quarter of 2012, we recorded a $60.0 million non-cash asset impairment charge in the Pipelines & Terminals segment relating to a portion of Buckeye’s NORCO pipeline system. During 2011, we considered the goodwill impairment in the Natural Gas Storage segment an indicator of impairment related to the long-lived assets associated with the Natural Gas Storage reporting unit. Accordingly, we evaluated the Natural Gas Storage assets for impairment and concluded that no impairment of the long-lived assets existed at that time. See Note 7 and 9 in the Notes to Consolidated Financial Statements for further discussion. There was not an asset impairment charge during 2010.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment. Estimates of future cash flows include (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) probabilities assigned to different cash flow scenarios. There were no impairments of our equity investments during the years ended December 31, 2012, 2011 or 2010.

Reserves for Environmental Matters

We record environmental liabilities at a specific site when environmental assessments occur or remediation efforts are probable, and the costs can be reasonably estimated based upon past experience, discussion with operating personnel, advice of outside engineering and consulting firms, discussion with legal counsel, or current facts and circumstances. The estimates related to environmental matters are uncertain because (i) estimated future expenditures are subject to cost fluctuations and change in estimated remediation period, (ii) unanticipated liabilities may arise, and (iii) changes in federal, state and local environmental laws and regulations may significantly change the extent of remediation.

Fair Value of Derivatives

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations. We use derivative instruments to manage these risks.

Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. The futures contracts used to hedge refined petroleum product inventories are designated as fair value hedges with changes in fair value of both the futures contracts and physical inventory reflected in earnings. Physical contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

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

Each customer is evaluated for performance under the terms and conditions of their contracts; therefore, we evaluate (i) the historical payment patterns of the customer, (ii) the current outstanding receivables balances for each customer and contract and (iii) the level of performance of each customer with respect to volumes called for in the contract. We then evaluated the specific risks and expected outcomes of nonpayment or nonperformance by each customer and contract. We continue to monitor and evaluate performance and collections with respect to these fixed-price contracts.

Additionally, we utilize forward-starting interest rate swaps to manage interest rate risk related to forecasted interest payments on anticipated debt issuances. When entering into interest rate swap transactions, we are exposed to both credit risk and market risk. We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings. We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance generally associated with the maturity of an existing debt obligation. The fair value of the swap instruments are calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using appropriate discount rates with consideration given to our non-performance risk.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk – Trading Instruments

We have no trading derivative instruments.

Market Risk – Non-Trading Instruments

We are exposed to financial market risks, including changes in commodity prices and interest rates. The primary factors affecting our market risk and the fair value of our derivative portfolio at any point in time are the volume of open derivative positions, changing refined petroleum commodity prices, and prevailing interest rates for our interest rate swaps. Since prices for refined petroleum products and interest rates are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions.

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2012	$4,897	$(101,911)	$(97,014)
Items recognized or settled during the period	19,630	—	19,630
Fair value attributable to new deals	(14,846)	—	(14,846)
Change in fair value attributable to price movements	(18,144)	(28,725)	(46,869)
Change in fair value attributable to non-performance risk	24	—	24

Fair value of contracts outstanding at December 31, 2012	$(8,439)	$(130,636)	$(139,075)

Commodity Price Risk

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

The following is a summary of changes in the net balance sheet of our outstanding hub service agreements (in thousands):

Net Asset at January 1, 2012	$11,390
Net revenue recognized in period (1)	5,586
Net unearned revenue (2)	(4,929)

Net Asset at December 31, 2012	$12,047

(1)	Net revenue was amortized into earnings based on the net fee received for injection and withdrawal services performed during the period.
(2)	Fees were collected and a net liability was recorded for injection and withdrawal services to be rendered in future periods.

Energy Services

Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at December 31, 2012, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$206,899
Fair value assuming 10% increase in underlying commodity prices	Asset	203,889
Fair value assuming 10% decrease in underlying commodity prices	Asset	209,909

Interest Rate Risk

We utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. When entering into interest rate swap transactions, we are exposed to both credit risk and market risk. We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings. We are subject to credit risk when the change in fair value of the swap instruments is positive and the counterparty may fail to perform under the terms of the contract. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of swaps. We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance generally associated with the maturity of an existing debt obligation.

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

Based on a hypothetical 10% movement in the underlying interest rates at December 31, 2012, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(130,636)
Fair value assuming 10% increase in underlying interest rates	Liability	(116,245)
Fair value assuming 10% decrease in underlying interest rates	Liability	(141,776)

At December 31, 2012, we had total fixed-rate debt obligations at face value of $2,070.2 million. The fair value of these fixed-rate debt obligations at December 31, 2012 was approximately $2,203.7 million. We estimate that a 1% increase or decrease in rates for obligations of similar maturities would decrease or increase the fair value of our fixed-rate debt obligations at December 31, 2012 by approximately $100.7 million or $109.6 million, respectively.

At December 31, 2012, our variable-rate obligations were $871.2 million under the Credit Facility. Based on the balance outstanding at December 31, 2012, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $8.7 million.

See Note 15 in the Notes to Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value with the Bahamian dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency relate to a nominal amount of supply purchases and are included in net income (loss) in the consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2012 and 2011. There were no effects of foreign currency transactions during the year ended December 31, 2010.

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

Management evaluated the internal control over financial reporting of Buckeye as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the internal control over financial reporting of Buckeye was effective.

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

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

We have audited the internal control over financial reporting of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Buckeye’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Buckeye’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of Buckeye and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Buckeye Partners, L.P.

We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of Buckeye’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye Partners, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on Buckeye’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas February 26, 2013

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Product sales	$3,332,301	$3,844,888	$2,469,210
Transportation, storage and other services	1,024,941	914,722	682,058

Total revenue	4,357,242	4,759,610	3,151,268

Costs and expenses:
Cost of product sales and natural gas storage services	3,344,817	3,851,579	2,462,275
Operating expenses	397,007	366,133	279,164
Depreciation and amortization	146,424	119,534	59,590
General and administrative	69,836	64,122	50,599
Asset impairment expense	59,950	—	—
Goodwill impairment expense	—	169,560	—
Equity plan modification expense	—	—	21,058

Total costs and expenses	4,018,034	4,570,928	2,872,686

Operating income	339,208	188,682	278,582

Other income (expense):
Earnings from equity investments	6,100	10,434	11,363
Gain on sale of equity investment	—	34,727	—
Interest and debt expense	(114,980)	(119,561)	(89,169)
Other income (expense)	(452)	190	(687)

Total other expense, net	(109,332)	(74,210)	(78,493)

Income before taxes	229,876	114,472	200,089
Income tax benefit	(675)	(192)	(919)

Net income	230,551	114,664	201,008
Less: Net income attributable to noncontrolling interests	(4,134)	(6,163)	(157,928)

Net income attributable to Buckeye Partners, L.P.	$226,417	$108,501	$43,080

Earnings per unit:
Basic	$2.33	$1.20	$1.66

Diluted	$2.32	$1.20	$1.65

Weighted average units outstanding:
Basic	97,309	90,423	26,016

Diluted	97,635	90,772	26,086

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$230,551	$114,664	$201,008
Other comprehensive income (loss):
Unrealized losses on derivative instruments	(27,760)	(104,090)	(13,393)
Gain on settlement of treasury lock, net of amortization	(49)	451	—
Adjustments to funded status of benefit plans	(3,229)	(2,843)	(7,019)

Total other comprehensive loss	(31,038)	(106,482)	(20,412)

Comprehensive income	199,513	8,182	180,596
Less: Comprehensive income attributable to noncontrolling interests	(4,134)	(6,163)	(119,647)

Comprehensive income attributable to Buckeye Partners, L.P.	$195,379	$2,019	$60,949

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$6,776	$12,986
Trade receivables, net	262,023	206,601
Construction and pipeline relocation receivables	13,078	8,662
Inventories	259,163	298,304
Derivative assets	1,719	6,756
Prepaid and other current assets	91,563	92,727

Total current assets	634,322	626,036

Property, plant and equipment, net	4,188,648	3,847,573
Equity investments	68,713	65,882
Goodwill	818,121	753,100
Intangible assets, net	219,247	230,568
Other non-current assets	51,958	47,217

Total assets	$5,981,009	$5,570,376

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$206,200	$251,200
Accounts payable	112,792	102,445
Derivative liabilities	82,989	1,859
Accrued and other current liabilities	192,385	199,475

Total current liabilities	594,366	554,979

Long-term debt	2,735,244	2,393,574
Long-term derivative liabilities	57,805	101,911
Other non-current liabilities	204,754	195,955

Total liabilities	3,592,169	3,246,419

Commitments and contingent liabilities (Note 4)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (90,371,061 and 85,968,423 units outstanding as of December 31, 2012 and 2011, respectively)	2,117,788	2,035,271
Class B Units (7,974,750 and 7,304,880 units outstanding as of December 31, 2012 and 2011, respectively)	413,304	395,639
Accumulated other comprehensive loss	(158,779)	(127,741)

Total Buckeye Partners, L.P. capital	2,372,313	2,303,169
Noncontrolling interests	16,527	20,788

Total partners’ capital	2,388,840	2,323,957

Total liabilities and partners’ capital	$5,981,009	$5,570,376

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$230,551	$114,664	$201,008
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of equity investment	—	(34,727)	—
Value of ESOP shares released	—	1,183	4,745
Depreciation and amortization	146,424	119,534	59,590
Asset impairment expense	59,950	—	—
Goodwill impairment expense	—	169,560	—
Net changes in fair value of derivatives	13,336	(66,747)	(45,579)
Non-cash deferred lease expense	3,901	4,122	4,235
Amortization of unfavorable storage contracts	(10,994)	(7,562)	—
Earnings from equity investments	(6,100)	(10,434)	(11,363)
Distributions from equity investments	3,325	6,656	14,679
Equity plan modification expense	—	—	21,058
Other non-cash items	20,914	11,293	5,720
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(53,472)	(29,684)	(43,109)
Construction and pipeline relocation receivables	(4,416)	(1,859)	7,292
Inventories	39,141	102,511	9,955
Prepaid and other current assets	(2,326)	(4,220)	16,368
Accounts payable	20,303	29,872	11,808
Accrued and other current liabilities	(20,742)	(16,312)	30,416
Other non-current assets	(1,624)	17,546	9,528
Other non-current liabilities	3,465	(1,504)	(3,872)

Net cash provided by operating activities	441,636	403,892	292,479

Cash flows from investing activities:
Capital expenditures	(331,338)	(305,324)	(77,699)
Acquisition of interest in equity investment	(350)	(5,723)	(13,512)
Acquisitions, net of cash acquired	(260,312)	(1,084,469)	(46,915)
Proceeds from the sale of equity investment	—	85,000	—
Proceeds from disposal of property, plant and equipment	1,678	237	23,938

Net cash used in investing activities	(590,322)	(1,310,279)	(114,188)

Cash flows from financing activities:
Net proceeds from issuance of units	246,805	736,871	—
Proceeds from exercise of unit options	1,067	3,567	4,789
Payment of tax withholding on issuance of LTIP awards	(2,604)	—	—
Issuance of long-term debt	—	647,530	—
Repayment of long term-debt	—	(1,525)	(6,178)
Borrowings under BPL Credit Facility	1,040,300	1,221,732	298,400
Repayments under BPL Credit Facility	(699,300)	(995,732)	(278,400)
Net borrowings (repayments) under BES Credit Facility	(45,000)	(33,100)	44,500
Debt issuance costs	—	(9,968)	(3,551)
Acquisition of additional interest in WesPac Memphis	(17,328)	—	—
Repayment of debt assumed in BORCO acquisition	—	(318,167)	—
Credits (costs) associated with agreement and plan of Merger	422	(1,356)	(16,427)
Distributions paid to noncontrolling interests	(10,707)	(8,872)	(195,564)
Proceeds from settlement of treasury lock	—	497	—
Distributions paid to partners of Buckeye GP Holdings L.P.	—	—	(49,808)
Distributions paid to unitholders	(371,179)	(335,730)	—

Net cash provided by (used in) financing activities	142,476	905,747	(202,239)

Net decrease in cash and cash equivalents	(6,210)	(640)	(23,948)
Cash and cash equivalents — Beginning of year	12,986	13,626	37,574

Cash and cash equivalents — End of year	$6,776	$12,986	$13,626

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Buckeye Partners, L.P. Unitholders
	General Partner	Limited Partners	Class B Units	Management Units	Equity Gains on Issuance of Buckeye’s Limited Partner Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Partners’ capital—January 1, 2010	$7	$236,545	$—	$3,225	$2,557	$—	$1,209,960	$1,452,294
Net income	—	42,175	—	905	—	—	157,928	201,008
Costs associated with agreement and plan of Merger	—	(6,750)	—	(128)	—	—	(9,549)	(16,427)
Distributions paid to partners of BGH	—	(48,877)	—	(931)	—	—	—	(49,808)
Recognition of unit-based compensation charges	—	21,916	—	419	—	—	—	22,335
Amortization of unit-based compensation awards	—	2,163	—	—	—	—	6,040	8,203
Exercise of LP Unit options	—	340	—	—	—	—	4,449	4,789
Services Company’s non-cash ESOP distributions	—	—	—	—	—	—	(5,385)	(5,385)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(195,564)	(195,564)
Other comprehensive income (loss)	—	—	—	—	—	17,869	(38,281)	(20,412)
Noncash accrual for distribution equivalent rights	—	—	—	—	—	—	(936)	(936)
Cancellation of 80,000 LP Units in connection with the Merger	—	—	—	—	—	—	3,132	3,132
Other	—	—	—	—	—	—	7,031	7,031
Effect of Merger on partners’ capital	(7)	1,166,152	—	(3,490)	(2,557)	(39,128)	(1,120,970)	—

Partners’ capital—December 31, 2010	—	1,413,664	—	—	—	(21,259)	17,855	1,410,260
Net income	—	100,553	7,948	—	—	—	6,163	114,664
Acquisition of 80% interest in BORCO	—	—	—	—	—	—	276,508	276,508
Acquisition of remaining interest in BORCO	—	—	—	—	—	—	(278,211)	(278,211)
Costs associated with agreement and plan of Merger	—	(1,356)	—	—	—	—	—	(1,356)
Distributions paid to unitholders	—	(341,369)	—	—	—	—	5,639	(335,730)
Issuance of units to First Reserve for BORCO acquisition	—	152,772	254,619	—	—	—	—	407,391
Issuance of units to Vopak for BORCO acquisition	—	36,041	60,069	—	—	—	—	96,110
Net proceeds from issuance of units	—	663,868	73,003	—	—	—	—	736,871
Amortization of unit-based compensation awards	—	9,233	—	—	—	—	—	9,233
Exercise of LP Unit options	—	3,567	—	—	—	—	—	3,567
Services Company’s non-cash ESOP distributions	—	—	—	—	—	—	(1,407)	(1,407)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8,872)	(8,872)
Other comprehensive loss	—	—	—	—	—	(106,482)	—	(106,482)
Noncash accrual for distribution equivalent rights	—	(1,210)	—	—	—	—	—	(1,210)
Other	—	(492)	—	—	—	—	3,113	2,621

Partners’ capital—December 31, 2011	—	2,035,271	395,639	—	—	(127,741)	20,788	2,323,957
Net income	—	208,752	17,665	—	—	—	4,134	230,551
Acquisition of additional interest in WesPac Memphis	—	(14,674)	—	—	—	—	(2,654)	(17,328)
Credits associated with agreement and plan of Merger	—	422	—	—	—	—	—	422
Distributions paid to unitholders	—	(376,177)	—	—	—	—	4,998	(371,179)
Net proceeds from issuance of units	—	246,805	—	—	—	—	—	246,805
Amortization of unit-based compensation awards	—	19,520	—	—	—	—	—	19,520
Proceeds from exercise of unit options	—	1,067	—	—	—	—	—	1,067
Payment of tax withholding on issuance of LTIP awards	—	(2,604)						(2,604)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(10,707)	(10,707)
Other comprehensive loss	—	—	—	—	—	(31,038)	—	(31,038)
Noncash accrual for distribution equivalent rights	—	(1,328)	—	—	—	—	—	(1,328)
Other	—	734	—	—	—	—	(32)	702

Partners’ capital—December 31, 2012	$—	$2,117,788	$413,304	$—	$—	$(158,779)	$16,527	$2,388,840

See Notes to Consolidated Financial Statements

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

We were formed in 1986 and own and operate one of the largest independent refined petroleum products pipeline systems in the United States in terms of volumes delivered, miles of pipeline, and active product terminals. In addition, we operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties. We also own and operate a natural gas storage facility in Northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals. Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”) is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a global logistics hub.

On November 19, 2010, we consummated a transaction pursuant to a plan and agreement of merger (the “Merger Agreement”) with our general partner, Buckeye GP Holdings L.P. (“BGH”), BGH’s general partner and our subsidiary, Grand Ohio, LLC (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was merged into BGH, with BGH as the surviving entity (the “Merger”). In the transaction, the incentive compensation agreement (also referred to as the incentive distribution rights) held by our general partner was cancelled, the general partner units held by our general partner (representing an approximate 0.5% general partner interest in us) were converted to a non-economic general partner interest, all of the economic interest in BGH was acquired by us and BGH unitholders received aggregate consideration of approximately 20.0 million of our LP Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our consolidated financial statements:

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

Asset Retirement Obligations

We regularly assess our legal obligations with respect to estimated retirements of certain of our long-lived assets to determine if an asset retirement obligation (“ARO”) exists. The fair value of a liability related to the retirement of long-lived assets is recorded at the time a regulatory or contractual obligation is incurred, including obligations to perform an asset retirement activity in which the timing or method of settlement are conditional on a

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future event that may or may not be within the control of the entity. If an ARO is identified and a liability is recorded, a corresponding asset is recorded concurrently and is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is periodically adjusted for costs incurred or settled, accretion expense, and any revisions made to the assumptions related to the retirement costs. Generally, the fair value of the liability is determined based on estimates and assumptions related to (i) future retirement costs, (ii) future inflation rates and, (iii) credit-adjusted risk-free interest rates.

Other than assets in the Natural Gas Storage segment, our assets generally consist of terminals that we own and underground refined petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities. The significant majority of our rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service. In addition, we assume substantially all of our common carrier property operate indefinitely, as these assets generally serve in high-population and high-demand markets. Accordingly, other than with respect to the Natural Gas Storage segment and facilities that are expected to be taken out of service, we have recorded no liabilities, or corresponding assets because the future dismantlement and removal dates of the majority of our assets, and the amount of any associated costs, are indeterminable. For the Natural Gas Storage segment, an ARO asset and liability was established due to a requirement in the land leases to remove certain assets in the event that the site is abandoned. The ARO liability represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including (i) timing of retirement of assets, (ii) methods of abandonment to be employed and (iii) if applicable, our requirements under right-of-way agreements; therefore, it is likely that the ultimate costs to settle this liability will be different and such differences could be material.

The following table presents information regarding our AROs (in thousands):

ARO liability balance, January 1, 2011	$1,112
Accretion expense	100

ARO liability balance, December 31, 2011	1,212
Increase in ARO liability (1)	12,100
Accretion expense	112

ARO liability balance, December 31, 2012 (2)	$13,424

(1)	See Note 7 for a discussion of ARO recorded due to the abandonment of a portion of our NORCO pipeline system.
(2)	Amount is included in other non-current liabilities.

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. For all material acquisitions, we engage an independent valuation specialist to assist us in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodology. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition but not to exceed one year from the acquisition date, we will record any material adjustments retrospectively to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. Also, we expense any acquisition-related costs as incurred in connection with each business combination. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) an appropriate discount rate. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Segments

We operate and report in five business segments: (i) Pipelines & Terminals; (ii) International Operations; (iii) Natural Gas Storage; (iv) Energy Services; and (v) Development & Logistics. See Note 24 for discussion of our business segments.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt. Interest capitalized for the years ended December 31, 2012, 2011 and 2010 was $9.2 million, $7.6 million and $2.5 million, respectively. The weighted average rates used to capitalize interest on borrowed funds was 4.5%, 4.2% and 4.8% for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash equivalents represent all highly marketable securities with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments.

Comprehensive Income

Our comprehensive income is determined based on net income adjusted for changes in fair value of derivatives for our hedging transactions, gain on settlement of treasury lock and adjustment to the funded status of our pension and post-retirement benefit plans.

Concentration of Credit Risk and Trade Receivables

Trade receivables are primarily due from oil and natural gas companies, refineries, marketing and trading companies, and commercial airlines. These concentrations of customers may affect our overall credit risk as these customers may be similarly affected by changes in economic, regulatory or other factors. We extend credit to customers and manage our credit risks through credit analysis and monitoring procedures, including credit approvals, credit limits and right of offset. Also, we manage our risk using letters of credit, prepayments and guarantees.

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

The activity in the allowance for doubtful accounts is as follows at the dates indicated (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of period	$2,348	$2,893	$1,544
Charged to expense	1,533	200	4,868
Write-offs, net of recoveries	(456)	(745)	(3,519)

Balance at end of period	$3,425	$2,348	$2,893

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction and Pipeline Relocation Receivables

Construction and pipeline relocation receivables represent valid claims against non-affiliated customers for services rendered in constructing or relocating pipelines and are recognized when services are rendered.

Contingencies

Certain conditions may exist as of the date our consolidated financial statements are issued that may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in proceedings, our management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Cost of Product Sales and Natural Gas Storage Services

Cost of product sales relates to sales of refined petroleum products, consisting primarily of gasoline, propane, ethanol, biodiesel and middle distillates, such as heating oil, diesel fuel and kerosene, and fuel oil, as well as the effects of hedges of refined petroleum product acquisition costs and hedges of fixed-price contracts. In addition, costs related to hub service agreements, which consist of a variety of natural gas storage services under interruptible storage agreements, for which we will be required to make payment to a third party, are recognized as cost of natural gas storage services. These services principally include park and loan transactions. Parks occur when natural gas from a third party is injected and stored for a specified period. The third party then has the obligation to withdraw its stored natural gas at a future date. Title to the natural gas remains with the third party. Loans occur when natural gas is delivered to a third party in a specified period. The third party then has the obligation to redeliver natural gas at a future date. Costs related to park and loan transactions for which we are required to make payment are recognized ratably over the term of the agreement.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

Derivatives are financial and physical instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices. We use derivative instruments such as swaps, forwards, futures and other contracts to manage market price risks associated with inventories, firm commitments, interest rates and certain forecasted transactions. We do not engage in speculative trading activities.

We recognize these transactions on our consolidated balance sheet as assets and liabilities based on the instrument’s fair value. Changes in fair value of derivative instrument contracts are recognized in the current period in earnings unless specific hedge accounting criteria are met. If the derivative instrument is designated as a hedging instrument in a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item. If the derivative instrument is designated as a hedging instrument in a cash flow hedge, gains and losses incurred on the instrument are recorded in other comprehensive income. In both cases, any gains or losses incurred on the derivative instrument that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings. Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income to earnings when the forecasted transaction occurs and affects net income or, as appropriate, over the economic life of the underlying asset or liability. Gains and losses related to a derivative instrument designated as a hedge of a forecasted transaction that is no longer likely to occur is immediately recognized in earnings.

To qualify as a hedge, the item to be hedged must expose us to risk and we must have an expectation that the related hedging instrument will be effective at reducing or mitigating that exposure. In accordance with the hedging requirements, we document all hedging relationships at inception and include a description of the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, the method for assessing effectiveness of the hedging instrument in offsetting the hedged risk and the method of measuring any ineffectiveness. We link all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the consolidated balance sheets or to specific firm commitments or forecasted transactions. When an event or transaction occurs, such as hedged fuel inventory is sold or derivative contracts expire, we discontinue hedge accounting. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in designated hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. We measure ineffectiveness by comparing the change in fair value of the hedge instrument to the change in fair value of the hedged item. The time value component is excluded from our hedge assessment and reported directly in earnings.

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

Environmental Expenditures

We are subject to federal, state and local laws and regulations relating to the protection of the environment, which require us to remove or remedy the effect of the disposal or release of specified substances at our operating sites. We record environmental liabilities at a specific site when environmental assessments indicate remediation efforts are probable, and costs can be reasonably estimated based upon past experience, discussions with operating personnel, advice of outside engineering and consulting firms, discussion with legal counsel or current facts and circumstances. The estimates related to environmental matters are uncertain because (i) estimated future expenditures are subject to cost fluctuations and change in estimated remediation period, (ii) unanticipated liabilities may arise, and (iii) changes in federal, state and local environmental laws and regulations may significantly change the extent of remediation.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Investments

We account for investments in entities in which we do not exercise control, but have significant influence, using the equity method. Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the total investment exceeds the proportionate share of the book value of the net assets of the investment. Such excess investment not related to any specific accounts of the investee are treated as goodwill and not amortized. Amounts associated with specific accounts of the investee are amortized. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment. In the event that the loss in value of an investment is “other than temporary”, we record a charge to earnings to adjust the carrying value to fair value. Estimates of future cash flows include (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) probabilities assigned to different cash flow scenarios. A significant change in these underlying assumptions could result in recording an impairment charge. There were no impairments of our equity investments during the years ended December 31, 2012, 2011 or 2010.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions about future events and their effects cannot be made with certainty. Estimates may change as new events occur, when additional information becomes available and if our operating environment changes. Actual results could differ from our estimates.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency relate to a nominal amount of supply purchases and are included in net income (loss) in the consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2012 and 2011. There were no effects of foreign currency transactions during the year ended December 31, 2010.

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

We may perform a qualitative assessment to determine whether the fair value of our reporting units are more likely than not less than the carrying amount. If we believe the fair value is less than the carrying amount, we will perform step one of the two-step goodwill impairment test. The first step of the goodwill impairment test determines whether an impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment is indicated and the second step of the test is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method. The present value of future cash flows is estimated using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) an appropriate discount rate. The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization. We evaluate industry and market conditions for purposes of weighting the income and market valuation approach.

Income Taxes

For U.S. federal income tax purposes, we and each of our subsidiaries, except for Buckeye Development & Logistics I LLC (“BDL”), are not taxable entities. Accordingly, our taxable income, except for BDL, is generally includable in the U.S. federal income tax returns of our individual partners and may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors. In certain states in which we operate, our operating subsidiaries directly incur income-based state taxes, which are subject to examination by state taxing authorities. In addition,

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outside the continental U.S., our operations at the BORCO facility are not subject to income taxes by the Bahamian government; however, our operations at the Yabucoa terminal are subject to income taxes within the Commonwealth of Puerto Rico. Buckeye Caribbean Terminals LLC (“Buckeye Caribbean”) files annual income tax returns with the Puerto Rico Treasury Department.

We recognize deferred tax assets and liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and federal income tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. We evaluate the need for a valuation allowance and consider all available positive and negative evidence, including projected operating income or losses for the foreseeable future, to determine the likelihood of realizing the benefits of deferred tax assets. If the value of the deferred tax assets exceeds the estimated future benefit, we record a valuation allowance to reduce our deferred tax assets to the amount of future benefit that is more likely than not to be realized. In the future, if the realization of the deferred tax assets should occur, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.

Intangible Assets

Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets include contracts and customer relationships. The fair values of these intangibles are based on the present value of cash flows attributable to the customer relationship or contract, which includes management’s estimates of revenue and operating expenses and costs relating to utilization of other assets to fulfill such contracts. The customer contracts are being amortized over their contractual lives with a weighted average of approximately 5 years. For the customer relationships, we determine the recovery period based on historical customer attrition rates and management’s assumptions on future events, including customer demand, contract renewal, useful lives of related assets and market conditions. The customer relationships are being amortized over the estimated recovery period of 12 to 20 years. When necessary, intangible assets’ useful lives are revised and the impact on amortization is reflected on a prospective basis.

Inventories

We generally maintain two types of inventory. Our Energy Services segment principally maintains refined petroleum products inventory, consisting of gasoline, propane, ethanol, biodiesel and middle distillates, such as heating oil, diesel fuel and kerosene. Inventory is valued at the lower of cost or market using the weighted average costs method, unless such inventories are hedged. Hedged inventory is adjusted for the effects of applying fair value hedge accounting.

We also maintain, principally within our Pipelines & Terminals segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items that are valued at the lower of cost or market based on the weighted-average cost method.

Long-Lived Assets

We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the estimated undiscounted future cash flows exceeds the carrying amount, no impairment is necessary. If the carrying amount exceeds the sum of the undiscounted cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Estimates of undiscounted future cash flows include (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses (ii) long-term growth rates and (iii) estimates of useful lives of the assets. Such estimates of future undiscounted net cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions.

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

Following the Merger, we allocate the net income attributable to Buckeye to the LP Unitholders and Class B Unitholders based on the weighted average LP and Class B units outstanding during the period.

Noncontrolling Interests

The consolidated balance sheets and statements of operations include noncontrolling interests that relate primarily to Buckeye Pipe Line Services Company (“Services Company”) and portions of Sabina Pipeline and WesPac Pipelines – Memphis LLC (“WesPac Memphis”) that are not owned by Buckeye. Additionally, prior to February 16, 2011, a 20% noncontrolling interest of FR Borco Coop Holdings, L.P. (“FRBCH”) existed until we acquired such interest from Vopak Bahamas B.V. (“Vopak”) on February 16, 2011. Prior to the Merger, noncontrolling interests reported by BGH also included equity interests in Buckeye that were not owned by BGH.

Pensions and Postretirement Benefits

Services Company sponsors a defined contribution plan, a defined benefit plan and the Employee Stock Ownership Plan (“ESOP”) that provide retirement benefits to certain regular full-time employees. Services Company also sponsors an unfunded post-retirement plan that provides health care and life insurance benefits for certain of its retirees. We develop pension and postretirement health care and life insurance benefits costs from actuarial valuations. The measurement of expenses and liabilities related to these plans is based on management’s assumptions related to future events, including discount rate, expected return on plan assets, rate of compensation increase, and heath care cost trend rates. The actuarial assumptions that we use may differ from actual results due to changing market rates or other factors. These differences could affect the amount of pension and postretirement health care and life insurance benefit expense we have recorded or may record.

Property, Plant and Equipment

We record property, plant and equipment at its original acquisition cost. Property, plant and equipment consist primarily of pipelines, storage and terminal facilities, jetties, subsea pipelines and docks, pad gas and pumping and station equipment. Generally, we depreciate property, plant and equipment based on the straight-line method over the estimated useful lives, except for land and pad gas. The Natural Gas Storage segment maintains a level of natural gas in its underground storage facility generally known as pad gas, which is not routinely cycled but, instead, serves the function of maintaining the necessary pressure to allow routine injection and withdrawal to meet demand. The pad gas is considered to be a component of the facility and as such is not depreciated because it is expected to ultimately be recovered and sold. See Note 7 for the depreciation life of our assets.

Additions to property, plant and equipment, including maintenance and expansion and cost reduction capital expenditures, are recorded at cost. Maintenance capital expenditures maintain and enhance the safety and integrity of our pipelines, terminals, storage facilities and related assets, and expansion and cost reduction capital expenditures expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities. We charge repairs to expense in the period incurred. The cost of property, plant and equipment sold or retired and the related depreciation, except for certain pipeline system assets, are removed from our consolidated balance sheet in the period of sale or disposition, and any resulting gain or loss is included in earnings. For our pipeline system assets, we generally charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal. When a separately identifiable group of assets, such as a stand-alone pipeline system is sold, we will recognize a gain or loss in our consolidated statements of operations for the difference between the cash received and the net book value of the assets sold.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Reclassification Adjustments Out of Accumulated Other Comprehensive Income (“AOCI”). In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. Under the new guidance, an entity would (i) disaggregate the total change of each component of OCI and separately present reclassification adjustments and current-period OCI, and (ii) present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2012. Since this issuance only impacts the presentation of such financial information, adoption of this guidance is not expected to have an impact on our consolidated financial statements.

Reclassifications

Reclassifications of prior period amounts were made to separately present income tax benefit in our consolidated statement of operations and to components of certain account balances presented in the notes to the consolidated financial statements. Such reclassifications had no impact on net income or partners’ capital.

Revenue Recognition

Pipelines & Terminals segment. Revenue from pipeline operations is comprised of tariffs and fees associated with the transportation of refined petroleum products or crude oil at published tariffs as well as revenue associated with line leases for committed capacity on a particular system. Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs. Revenue associated with line leases is recognized ratably over the respective lease terms, regardless of whether the capacity is actually utilized, and is subject to take or pay arrangements. All pipeline tariff and fee revenue is based upon actual volumes and rates. As is common in the industry, our tariffs incorporate loss allocation or loss allowance factors that are intended to, among other things, offset losses due to evaporation, measurement and other product losses in transit. We value the variance of allowance volumes to actual losses at the estimated net realizable value at the time the variance occurred, and the result is recorded as either an increase or decrease to transportation and other service revenue. In addition, we have certain agreements that require counterparties to ship a minimum volume over an agreed-upon period. Revenue pursuant to such agreements is recognized at the earlier of when the volume is shipped or when the counterparty’s ability to meet the minimum volume commitment has expired.

Revenue from terminalling and storage operations is recognized as services are performed. Storage and terminalling revenue include storage fees that are generated when we provide storage capacity and terminalling fees, or throughput fees, that are generated when we receive refined petroleum products from one connecting pipeline and redeliver such products to another connecting carrier or to customers through a truck-loading rack. We generate revenue through a combination of month-to-month and multi-year storage capacity and terminalling service arrangements. Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized. Terminalling fees are recognized as the refined petroleum product or crude oil exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck-loading rack. In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period. Revenue pursuant to such agreements is recognized at the earlier of when the volume exits the terminal or when the counterparty’s ability to meet the minimum volume commitment has expired.

International Operations segment. Revenue from terminalling and storage operations at our Yabucoa and BORCO terminal is recognized as the services are performed. Storage and terminalling revenue includes storage fees that are generated when we provide storage capacity and terminalling fees, or throughput fees, that are generated when we receive refined petroleum products from sea-going vessels or trucks and redeliver such products to customers through marine terminals or truck-loading racks, respectively. Storage fees, which represent fees charged for storage of crude oil and other products, are recognized ratably over the term of the respective contract

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on committed gross tank capacity. Revenue from berthing fees and other ancillary services is recognized in the period in which the services are rendered. Berthing fees represent amounts charged to ships that utilize BORCO’s jetties. Additionally, revenue from the sale of fuel oil, which is sold on a wholesale basis, is recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee.

Natural Gas Storage segment. Revenue from natural gas storage, which consists of demand charges, or lease revenue, for the reservation of storage space under firm storage agreements, is recognized over the term of the related storage agreement. The demand charge entitles the customer to a fixed amount of storage space and certain injection and withdrawal rights. Title to the stored natural gas remains with the customer. Revenue from hub services, which consist of a variety of other natural gas storage services under interruptible storage agreements, is recognized ratably over the term of the agreement. These services principally include parks, loans and injection and withdrawal fees. Parks occur when natural gas from a customer is injected and stored for a specified period. The customer then has the obligation to withdraw its stored natural gas at a future date. Title to the natural gas remains with the customer. In the event we enter into a park transaction with a customer, the fee to be received or paid is based on the time spread at the time of execution. Loans occur when natural gas is delivered to a customer in a specified period. The customer then has the obligation to redeliver natural gas at a future date. A loan transaction exposes us to a greater financial risk than a park transaction. We mitigate this exposure by requiring the customer to provide acceptable credit to support the transaction. Injection and withdrawal revenue is a fee charged to inject or withdraw natural gas from the facility on behalf of the customer. The fee is recognized in the period in which the injection or withdrawal occurs.

Energy Services segment. Revenue from the sale of refined petroleum products, which are sold on a wholesale basis, is recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee.

Development & Logistics segment. Revenue from contract operation and construction services of facilities and pipelines not directly owned by us is recognized as the services are performed. Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee.

Unit-Based Compensation

We award unit-based compensation to employees and directors primarily under the LTIP. We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”). All unit-based payments to employees under these plans, including grants of employee unit options, phantom units and performance units, are recognized in the consolidated statements of operations based on their fair values. The fair values of both the performance unit and phantom unit grants are based on the average market price of our LP Units on the date of grant. Compensation expense equal to the fair value of those performance unit and phantom unit awards that are expected to vest is estimated and recorded over the period the grants are earned, which is the vesting period. Compensation expense estimates are updated periodically. The vesting of the performance unit awards is also contingent upon the attainment of predetermined performance goals. Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period.

BGH GP Holdings LLC (“BGH GP”), who formerly controlled our general partner, established an equity compensation plan (“Equity Compensation Plan”) for certain members of BGH GP’s senior management, who also serve as our senior management, pursuant to which BGH GP issued both time-based and performance-based awards of the equity of BGH GP (but not our equity), which are called override units. Compensation expense and a corresponding contribution to partners’ capital would be recorded based on the fair value of the compensation from distributions paid on vested override units. The vesting of the outstanding override units is contingent on a performance condition and a market condition.

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

Current assets	$547
Property, plant and equipment	189,761
Intangible assets	13,350
Goodwill	65,021
Environmental liabilities	(8,367)

Allocated purchase price	$260,312

2011 Transactions

In July 2011, we acquired, from an affiliate of ExxonMobil Corporation (“ExxonMobil”) for $23.5 million in cash, a terminal in Bangor, Maine (“Bangor Terminal”) with approximately 140,000 barrels of storage capacity, a terminal in Portland, Maine (“South Portland Terminal”) with approximately 725,000 barrels of storage capacity through a 50/50 joint venture with Irving Oil Terminals Inc. and a 124-mile pipeline that connects the two terminals. We believe this acquisition represents our efforts to diversify into new geographic regions and to increase our marine terminals presence. The South Portland Terminal is operated by our Development & Logistics segment. We account for the South Portland Terminal using the equity method of accounting. See Note 8 for equity investment information. The pipeline, Bangor Terminal and equity investment are reported in the Pipelines & Terminals segment. We financed this acquisition with borrowings under our Prior BPL Credit Facility (as defined in Note 12). The purchase price was allocated principally to property, plant, and equipment and equity method investment.

In June 2011, we acquired 33 refined petroleum products terminals with total storage capacity of over 10 million barrels and approximately 650 miles of refined petroleum products pipelines from BP Products North America Inc. (“BP”) for $166.0 million. The terminal and pipeline assets are located in the Midwestern, Southeastern and Western United States. BP entered into multiple commercial contracts with us concurrent with the acquisition relating to the continued usage of these assets. We believe the acquisition of these assets further extends our operations into new, key geographic markets. The operations of these acquired assets are reported in the Pipelines & Terminals segment. We funded this acquisition with borrowings under our Prior BPL Credit Facility.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Inventory	$1,161
Property, plant and equipment	175,577
Intangible assets	8,940
Environmental liabilities	(19,702)

Allocated purchase price	$165,976

On December 18, 2010, we, through a wholly owned subsidiary, entered into a sale and purchase agreement with affiliates of FRC Founders Corporation (“First Reserve”), pursuant to which we agreed to acquire First Reserve’s indirect 80% interest in FRBCH, the indirect owner of BORCO, for $1.15 billion, financed through a combination of debt and equity, including the issuance of Class B Units and LP Units to First Reserve. At the time of acquisition, BORCO had an aggregate storage capacity of approximately 21.6 million barrels. The acquisition of this terminal facility allowed us to expand and diversify our operations by reaching beyond the continental United States and complemented our existing portfolio of assets. On January 18, 2011, we completed the purchase of First Reserve’s interest in BORCO through the acquisition by us of all of the partnership interests in FR Borco Topco, L.P., which indirectly owned First Reserve’s interest.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net income:
As reported	$114,664	$201,008
Pro forma adjustments	3,231	36,400

Pro forma net income	$117,895	$237,408

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Acquisitions

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

Dispositions

On May 11, 2011, we sold our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”) to affiliates of Atlas Pipeline Partners L.P. for $85.0 million. WT LPG owns approximately 2,300-miles of common-carrier pipeline system that transports natural gas liquids from points in New Mexico and Texas to Mont Belvieu, Texas for fractionation. Chevron Pipeline Company, which owns the remaining 80% interest, is the operator of WT LPG. The proceeds from the sale were used to fund a portion of our internal growth capital projects in 2011. We recognized a gain of $34.7 million on the sale of our interest in WT LPG.

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

On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty. The extent of the damage is being assessed and presently is estimated to range between $20.0 million and $30.0 million. We have insurance to cover this loss, subject to a $5.0 million deductible. On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident. Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses, but the vessel owner is claiming it is entitled to limit its liability to approximately $17.0 million. We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties. Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas. At this time, we have not experienced any material interruption of service at the BORCO facility as a result of the incident and have commenced the process of repairing the jetty. We recorded a $4.2 million loss on disposal due to the assets destroyed in the incident and $3.5 million related to other costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable. To the extent the proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable. As of December 31, 2012, no gain had been recognized.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. IS12-185 – Buckeye Pipe Line Show Cause Proceeding. On March 30, 2012, FERC issued an order (the “Show Cause Order”) regarding the market-based methodology used by Buckeye Pipe Line Company, L.P. (“BPLC”) to set tariff rates on its pipeline system (the “Buckeye System”). In 1991, BPLC sought and received FERC permission to determine rate changes on the Buckeye System using a unique methodology that constrains rates in markets not found to be competitive based on rate changes in markets that FERC found to be competitive, as well as certain other limits on rate increases. FERC ordered the continuation of this methodology for the Buckeye System in 1994, subject to FERC’s authority to cause BPLC to terminate the program in the future. The Show Cause Order, among other things, stated that FERC would review the continued efficacy of BPLC’s unique program and directed BPLC to show cause why it should not be required to discontinue the program on the Buckeye System and avail itself of the generic ratemaking methodologies used by other oil pipelines. The Show Cause Order also disallowed proposed rate increases on the Buckeye System that would have become effective April 1, 2012. The Show Cause Order did not impact any of the pipeline systems or terminals owned by Buckeye’s other operating subsidiaries. On April 23, 2012, BPLC requested rehearing as to the disallowance of certain rates. On February 22, 2013, FERC issued an order in Dkt. No. IS12-185-000 et al. discontinuing the Buckeye Pipe Line Program, and affirming on rehearing its rejection of all rate increases filed in March 2012 (“Ratemaking Methodology Order”). The Ratemaking Methodology Order permitted Buckeye to retain its currently-filed rates in place, to make future rate changes in under market-based ratemaking authority in markets previously found to be competitive by FERC, and to make future changes in rates in other markets pursuant to the generic FERC ratemaking methods, which would include indexing. Pending finality of this order, the timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR12-28 – Airlines Complaint against BPLC New York City Jet Fuel Rates. On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports. The complaint was not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries. The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act. On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels. BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992. BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program. On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer. On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer. On February 22, 2013, FERC issued an order setting the airline complaint in Dkt. No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge. If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint. BPLC intends to vigorously defend its rates and its existing rate program. The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR13-3 – Buckeye Pipe Line’s Market-Based Rate Application. On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of refined petroleum products to the New York City-area market (the “Application”). In the Application, BPLC seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports. The jet fuel rates were also the subject of the airlines’ OR12-28 complaint discussed above. On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection. On January 14, 2013, BPLC filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest. On January 29, 2013, the protestants responded to BPLC’s answer. In addressing the Application, FERC will determine whether to approve the Application, deny it, or set it for further proceedings, including potentially an evidentiary hearing. If FERC were to approve the Application, BPLC would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28 complaint as to BPLC’s future rates would be irrelevant prospectively. The timing or outcome of FERC’s review of the Application cannot reasonably be determined at this time.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $6.6 million, $8.4 million, and $3.9 million during the years ended December 31, 2012, 2011, and 2010, respectively, related to environmental remediation expenditures unrelated to claims and legal proceedings. As of December 31, 2012 and 2011, we recorded environmental liabilities of $61.8 million and $58.4 million, respectively (see Notes 11 and 13). Costs incurred may be in excess of our estimate, which may have a material impact our financial condition, results of operations or cash flows.

Other Contingencies

The Puerto Rico Treasury Department has notified Buckeye Caribbean of a certain matter for discussion on the 2008 taxable year related to the possible recapture of investment tax credits previously granted to affiliates of Royal Dutch Shell Plc. (“Shell”) in 2002 and 2003, but no preliminary or final notice of debt regarding such matter has been issued. The investment tax credits are not related to income taxes. In the purchase price allocation, we recorded a $17.7 million liability related to the uncertain outcome of the income tax audit with an offsetting indemnification asset from Shell for the same amount. See Notes 10 and 13 for further information.

Leases –Where We are Lessee

We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Rental expense is charged to operating expenses on a straight-line basis over the period of expected benefit. Contingent rental payments are expensed as incurred. Total rental expense for the years ended December 31, 2012, 2011, and 2010 was $35.6 million, $30.1 million, and $21.3 million, respectively. The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31 (in thousands):

	Office Space		Land
	and Other	Equipment (1)	Leases (2)	Total
2013	$3,238	$3,608	$5,763	$12,609
2014	3,541	2,093	5,845	11,479
2015	3,620	—	5,968	9,588
2016	3,724	—	6,110	9,834
2017	3,836	—	6,258	10,094
Thereafter	11,786	—	377,273	389,059

Total	$29,745	$5,701	$407,217	$442,663

(1)	Includes BORCO facility leases for tugboats and a barge in our International Operations segment.
(2)	Includes leases for properties in connection with both the jetty and inland dock operations in the International Operations segment and subsurface underground gas storage rights and surface rights in connection with our operations in the Natural Gas Storage segment. We may cancel these leases if the storage reservoir is not used for underground storage of natural gas or the removal or injection thereof for a continuous period of two consecutive years. Rental expense associated with these leases, which is being recognized on a straight-line basis over 44 years, was approximately $7.1 million, $7.1 million and $7.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the balance of our Natural Gas Storage segment deferred lease liability increased by $3.9 million and $4.1 million, respectively, to $21.4 million and $17.5 million, respectively in the years ended December 31, 2012 and 2011. We estimate that the deferred lease liability will continue to increase through 2032, at which time our deferred lease liability is estimated to be approximately $64.7 million. Our deferred lease liability will then be reduced over the remaining 18 years of the lease, since the expected annual lease payments will exceed the amount of lease expense.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, our rights-of-way payments for the years ended December 31, 2012, 2011, and 2010 were approximately $7.4 million, $6.6 million and $6.0 million, respectively; and are subject to an annual escalation for the remaining life of all pipelines and terminals.

Leases – Where We are Lessor

We have entered into capacity leases with remaining terms from 1 to 15 years that are accounted for as operating leases. All of the agreements provide for negotiated extensions. Future minimum lease payments to be received under such operating leasing arrangements are as follows (in thousands):

Years Ending
December 31,
2013	$20,982
2014	18,290
2015	17,046
2016	16,356
2017	15,928
Thereafter	57,126

Total	$145,728

5. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	December 31,
	2012	2011
Refined petroleum products (1)	$246,918	$285,509
Materials and supplies	12,245	12,795

Total inventories	$259,163	$298,304

(1)	Ending inventory was 80.9 million and 99.6 million gallons of refined petroleum products at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, approximately 88% and 96% of our refined petroleum products inventory volumes were hedged, respectively. Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our consolidated statements of operations. Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Prepaid insurance	$12,585	$12,028
Insurance receivables related to environmental remediation reserves	11,081	12,724
Margin deposits	14,038	9,871
Prepaid services	20,031	8,661
Unbilled revenue	2,406	10,090
Prepaid taxes	5,040	1,677
Vendor prepayments	9,480	14,903
Other	16,902	22,773

Total prepaid and other current assets	$91,563	$92,727

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	Estimated Useful	December 31,
	Lives (Years)	2012	2011
Land	N/A	$301,604	$226,750
Rights-of-way	(1)	107,580	109,325
Pad gas	N/A	29,346	29,346
Buildings and leasehold improvements	13-50	150,720	126,595
Jetties, subsea pipeline and docks	20-50	388,199	357,290
Gas storage facility	25-50	206,467	206,237
Pipelines and terminals	7-50	3,134,340	2,947,643
Vehicles, equipment and office furnishings	3-20	84,549	83,765
Construction in progress	N/A	297,220	178,756

Total property, plant and equipment		4,700,025	4,265,707
Less: Accumulated depreciation		(511,377)	(418,134)

Total property, plant and equipment, net		$4,188,648	$3,847,573

(1)	Rights-of-way assets are depreciated over the useful life of the related pipeline assets.

Depreciation expense was $120.2 million, $105.5 million and $54.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

During the third and fourth quarters of 2012, management performed extensive integrity tests on a portion of our NORCO pipeline system, consisting of approximately 169 miles of refined petroleum products pipelines and related assets in Indiana and Illinois. Upon completion of the integrity tests in the fourth quarter of 2012, management determined that projected integrity costs, which included work required to maintain the line to our

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

integrity standards, were in excess of the amounts that would be recoverable through operation of the line and proposed the abandonment of this portion of our NORCO pipeline system. On December 13, 2012, the Board of Directors of Buckeye GP (the “Board”) approved management’s plan. Based on the determination to abandon this pipeline, we were able to estimate the settlement date for the asset retirement obligation and therefore recorded a liability of $12.1 million for our estimated costs of abandonment to be incurred through 2014. The asset retirement obligation represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including assumptions about methods of abandonment to be employed and our requirements in applicable rights-of-way agreements, but because we are still in the early stages of the abandonment process, it is likely that the ultimate costs to abandon this pipeline will differ from our estimate and such differences could be material. We also compared the undiscounted future cash flows to the carrying value of the assets, including the asset retirement cost associated with the removal and decommissioning of the pipeline. Since the carrying value exceeded the undiscounted cash flows, we estimated the fair value of the assets using the expected present value of future cash flows to be minimal and recorded a $60.0 million non-cash asset impairment charge in the Pipelines & Terminals segment. In January 2013, we ceased operations on the affected portion of the system.

8. EQUITY INVESTMENTS

The following table presents our equity investments, all included within the Pipelines & Terminals segment, at the dates indicated (in thousands):

		December 31,
	Ownership	2012	2011
Muskegon Pipeline LLC	40.0%	$15,193	$14,302
Transport4, LLC	25.0%	417	481
West Shore Pipe Line Company	34.6%	45,953	44,987
South Portland Terminal LLC	50.0%	7,150	6,112

Total equity investments		$68,713	$65,882

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Muskegon Pipeline LLC	$891	$958	$1,482
Transport4, LLC	191	185	162
West Shore Pipe Line Company (1)	4,330	6,605	4,988
West Texas LPG Pipeline Limited Partnership (2)	—	2,297	4,731
South Portland Terminal LLC (3)	688	389	—

Total earnings from equity investments	$6,100	$10,434	$11,363

(1)	In August 2010, we acquired additional shares, which increased our interest from 24.9% to 34.6%. See Note 3 for further information.
(2)	In May 2011, we sold our 20.0% interest. See Note 3 for further information.
(3)	In July 2011, we acquired a 50.0% interest. See Note 3 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined financial information for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee financial information in thousands):

	December 31,
	2012	2011 (1)
BALANCE SHEET DATA:
Current assets	$34,861	$24,338
Noncurrent assets	75,550	62,305

Total assets	$110,411	$86,643

Current liabilities	$32,887	$17,531
Other liabilities	24,561	23,507
Combined equity	52,963	45,605

Total liabilities and combined equity	$110,411	$86,643

	Year Ended December 31,
	2012	2011 (1)	2010
INCOME STATEMENT DATA:
Revenue	$74,691	$100,931	$139,355
Costs and expenses	(48,708)	(53,596)	(79,584)
Non-operating expense	(8,728)	(13,708)	(12,290)

Net income	$17,255	$33,627	$47,481

(1)	In May 2011, we sold our 20.0% interest in WT LPG; therefore, the respective balance sheet data is not presented, however the income statement data includes activity through the date of sale. See Note 3 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by segment are as follows at the dates indicated (in thousands):

	Pipelines & Terminals	International Operations	Natural Gas Storage	Energy Services	Development & Logistics	Total
January 1, 2011	$248,250	$—	$169,560	$1,132	$13,182	$432,124
Acquisition	—	490,536	—	—	—	490,536
Impairment charge	—	—	(169,560)	—	—	(169,560)

December 31, 2011	248,250	490,536	—	1,132	13,182	753,100
Acquisition	65,021	—	—	—	—	65,021

December 31, 2012	$313,271	$490,536	$—	$1,132	$13,182	$818,121

For our annual goodwill impairment tests as of January 1, 2013 and 2012, we performed a qualitative assessment to determine whether the fair value of the Pipelines & Terminals reporting unit was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined the fair value of the reporting unit exceeded the carrying value; therefore, the two-step impairment test was not required. Additionally, we performed quantitative assessments to determine the fair value of each of the remaining reporting units. Based on such calculations, each reporting unit’s fair value was in excess of its carrying value. Therefore, we did not record any goodwill impairment for the year ended December 31, 2012.

During 2011, we concluded that the continued downward performance in operating income and Adjusted EBITDA (as defined in Note 24) in the Natural Gas Storage reporting unit due to decreases in contracted storage prices relating to low volatility in natural gas prices and compressed seasonal spreads was an impairment indicator; therefore, we performed an interim goodwill impairment test. The estimate of the fair value of the Natural Gas Storage reporting unit was determined using a combination of an expected present value of future cash flows and a market multiple valuation method. Due to the current market conditions, we weighted 100% to the expected present value of future cash flows method.

Our Natural Gas Storage reporting unit failed the first step of the goodwill impairment test; therefore, we performed the second step. As a result of our step two analysis, we concluded that goodwill in the Natural Gas Storage reporting unit was fully impaired and recorded a non-cash goodwill impairment charge of $169.6 million. We considered the goodwill impairment an indicator of impairment related to the long-lived assets associated with the Natural Gas Storage reporting unit. Accordingly, we evaluated these assets for impairment and concluded that no impairment of the long-lived assets existed.

We did not record a goodwill impairment charge for the year ended December 31, 2010.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Customer relationships	$229,300	$229,300
Accumulated amortization	(31,478)	(18,839)

Net carrying amount	197,822	210,461

Customer contracts	42,033	28,683
Accumulated amortization	(20,608)	(8,576)

Net carrying amount	21,425	20,107

Total intangible assets, net	$219,247	$230,568

For the years ended December 31, 2012, 2011 and 2010, amortization expense related to intangible assets was $24.7 million, $13.4 million and $4.5 million, respectively. Amortization expense related to intangible assets is expected to be approximately $23.3 million for 2013, $17.3 million for 2014, $15.9 million for 2015, $13.5 million for 2016 and $12.8 million for 2017.

10. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Debt issuance costs, net	$11,869	$14,431
Insurance receivables related to environmental remediation reserves	6,573	4,740
Indemnification asset (see Note 4)	17,720	17,720
Other	15,796	10,326

Total other non-current assets	$51,958	$47,217

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Taxes—other than income	$10,999	$26,227
Accrued employee benefit liabilities	3,278	3,071
Accrued environmental liabilities	13,446	12,587
Interest payable	44,137	44,072
Unearned revenue	12,093	9,128
Compensation and vacation	20,870	17,353
Accrued capital expenditures	21,586	16,328
Unfavorable storage contracts (1)	10,994	10,994
Customer deposits	1,237	13,687
Other	53,745	46,028

Total accrued and other current liabilities	$192,385	$199,475

(1)	$11.0 million of revenue was recognized during 2012 and 2011. Revenue to be recognized related to these unfavorable storage contracts is expected to be approximately $11.0 million for 2013, $11.1 million for each of 2014 and 2015 and $6.0 million for 2016. See Note 3 for a discussion of the unfavorable storage contracts acquired in connection with the BORCO acquisition.

12. LONG-TERM DEBT

Long-term debt consists of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
4.625% Notes due July 15, 2013(1) (3)	$300,000	$300,000
5.300% Notes due October 15, 2014 (1)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
4.875% Notes due February 1, 2021 (1)	650,000	650,000
6.750% Notes due August 15, 2033 (1)	150,000	150,000
BPL Credit Facility due September 26, 2016	871,200	575,200
Unamortized discounts	(4,756)	(5,426)

Total debt	2,941,444	2,644,774
Less: Current portion of line of credit (2)	(206,200)	(251,200)

Total long-term debt	$2,735,244	$2,393,574

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.
(2)	The line of credit is classified as a current liability in our consolidated balance sheets as related funds are used to finance BES’s current working capital needs.
(3)	The $300.0 million of 4.625% Notes maturing on July 15, 2013 has been classified as long-term debt. See below for additional information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,
2013	$506,200
2014	275,000
2015	—
2016	665,000
2017	125,000
Thereafter	1,375,000

Total	$2,946,200

Current Maturities Expected to be Refinanced

It is our intent to refinance the 4.625% Notes in 2013. If necessary, the $300.0 million of 4.625% Notes maturing on July 15, 2013 could be refinanced using our Revolving Credit Facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank. At December 31, 2012, we had $378.8 million of additional borrowing capacity under our Credit Facility. Therefore, we have classified these notes as long-term debt in the consolidated balance sheet at December 31, 2012. Additionally, we expect to pay approximately $72.8 million to settle interest rate swaps relating to the refinancing of the 4.625% Notes on or before July 15, 2013.

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

Under the Credit Facility, interest accrues on advances at a LIBOR rate or a base rate plus an applicable margin based on the election of the applicable borrower for each interest period. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the credit ratings assigned to our senior unsecured long-term debt securities. The applicable margin for LIBOR rate loans, swing line loans, and letter of credit fees ranges from 1.0% to 1.75% and the applicable margin for base

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate loans ranges from 0% to 0.75%. Buckeye and BES will also pay a fee based on our credit ratings on the actual daily unused amount of the aggregate commitments. At December 31, 2012 and 2011, Buckeye and BES collectively had $871.2 million and $575.2 million, respectively, outstanding under the Credit Facility, of which BES classified $206.2 million and $251.2 million, respectively, as a current liability in our consolidated balance sheets as related funds are used to finance current working capital needs. The weighted average interest rate for borrowings under the Credit Facility was 1.5% at December 31, 2012.

The Credit Facility includes covenants limiting, as of the last day of each fiscal quarter, the ratio of consolidated funded debt (“Funded Debt Ratio”) to consolidated EBITDA, as defined in the Credit Facility, measured for the preceding twelve months, to not more than 5.00 to 1.00. This requirement is subject to a provision for increases to 5.50 to 1.00 in connection with certain future acquisitions. The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization determined on a consolidated basis. At December 31, 2012, our Funded Debt Ratio was approximately 4.74 to 1.00. At December 31, 2012, we were in compliance with the covenants under our Credit Facility.

At December 31, 2012 and 2011, we had committed $11.1 million and $1.5 million, respectively, in support of letters of credit. The obligations for letters of credit are not reflected as debt on our consolidated balance sheets.

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

BES Credit Facility

The BES Credit Facility provided for borrowings of up to $500.0 million with a maturity date of June 25, 2013. As described above, BES used the proceeds of the Credit Facility to repay its outstanding balance under the BES Credit Facility and terminated the BES Credit Facility on September 26, 2011. As a result of the termination of the BES Credit Facility, we expensed $3.0 million, of unamortized deferred financing costs, which is reflected in Interest and debt expense in our consolidated statement of operations.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Accrued employee benefit liabilities	$53,551	$51,173
Accrued environmental liabilities	48,348	45,857
Deferred consideration	16,264	17,264
Deferred rent	21,415	17,515
Liability related to investment tax credit (See Note 4)	17,720	17,720
Unfavorable storage contracts (1)	28,151	39,145
ARO (2)	13,424	1,212
Other	5,881	6,069

Total other non-current liabilities	$204,754	$195,955

(1)	See Note 11 for a discussion of the unfavorable storage contracts acquired in connection with the BORCO acquisition.
(2)	See Note 7 for a discussion of the ARO recorded in connection with impairment of a portion of our NORCO pipeline system.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Adjustments to funded status of benefit plans	$(23,686)	$(20,457)
Unrealized losses on derivative instruments	(135,495)	(107,735)
Gain on settlement of treasury lock, net of amortization	402	451

Total accumulated other comprehensive loss	$(158,779)	$(127,741)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations. We use derivative instruments to manage these risks.

Interest Rate Derivatives

We utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. When entering into interest rate swap transactions, we become exposed to both credit risk and market risk. We are subject to credit risk when the change in fair value of the swap instrument is positive and the counterparty may fail to perform under the terms of the contract. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the swaps. We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings. We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance generally associated with the maturity of an existing debt obligation.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect to issue new fixed-rate debt (i) on or before July 15, 2013 to repay the $300.0 million of 4.625% Notes that are due on July 15, 2013 and (ii) on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms. We have entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million related to the anticipated issuance of debt on or before July 15, 2013 and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million related to the anticipated issuance of debt on or before October 15, 2014. We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings. During the years ended December 31, 2012 and 2011, unrealized losses of $28.7 million and $104.8 million, respectively, were recorded in AOCI to reflect the change in the fair values of the forward-starting interest rate swaps.

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

Over the next twelve months, we expect to reclassify $4.3 million of net losses from accumulated other comprehensive loss to interest and debt expense. The loss consists of the change in fair value on forward-starting interest rate swaps that were settled in 2008 and will settle in 2013, and serve as a designated cash flow hedge of our 6.050% Notes and 4.625% Notes, respectively, partially offset by a gain attributable to the settlement in January 2011 of the treasury lock agreement associated with the 4.875% Notes.

Commodity Derivatives

Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. The futures contracts used to hedge refined petroleum product inventories are designated as fair value hedges with changes in fair value of both the futures contracts and physical inventory reflected in earnings. Physical contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

The following table summarizes our commodity derivative instruments outstanding at December 31, 2012 (amounts in thousands of gallons):

	Volume (1)
Derivative Purpose	Current	Long-Term (2)	Accounting Treatment
Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	18,561	—	Mark-to-market
Physical index derivative contracts	127,583	—	Mark-to-market
Future contracts for refined petroleum products	29,064	—	Mark-to-market

Derivatives designated as hedging instruments:

Future contracts for refined petroleum products	71,568	—	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position.
(2)	There were not any derivative contracts that extended beyond December 31, 2013.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2012
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment	Total
Physical fixed price derivative contracts	$1,489	$—	$1,489	$(335)	$1,154
Physical index derivative contracts	724	—	724	(159)	565
Futures contracts for refined products	10,359	435	10,794	(10,794)	—

Total current derivative assets	12,572	435	13,007	(11,288)	1,719

Physical fixed price derivative contracts	(2,377)	—	(2,377)	335	(2,042)
Physical index derivative contracts	(705)	—	(705)	159	(546)
Futures contracts for refined products	(15,268)	(3,096)	(18,364)	10,794	(7,570)
Interest rate derivatives	—	(72,831)	(72,831)	—	(72,831)

Total current derivative liabilities	(18,350)	(75,927)	(94,277)	11,288	(82,989)

Interest rate derivatives	—	(57,805)	(57,805)	—	(57,805)

Total non-current derivative liabilities	—	(57,805)	(57,805)	—	(57,805)

Net derivative assets (liabilities)	$(5,778)	$(133,297)	$(139,075)	$—	$(139,075)

	December 31, 2011
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Net Carrying Value	Netting Balance Sheet Adjustment	Total
Physical fixed price derivative contracts	$5,351	$—	$5,351	$(59)	$5,292
Physical index derivative contracts	853	—	853	(19)	834
Futures contracts for refined products	3,594	2,664	6,258	(5,628)	630

Total current derivative assets	9,798	2,664	12,462	(5,706)	6,756

Physical fixed price derivative contracts	(1,304)	—	(1,304)	59	(1,245)
Physical index derivative contracts	(633)	—	(633)	19	(614)
Futures contracts for refined products	(3,154)	(2,474)	(5,628)	5,628	—

Total current derivative liabilities	(5,091)	(2,474)	(7,565)	5,706	(1,859)

Interest rate derivatives	—	(101,911)	(101,911)	—	(101,911)

Total non-current derivative liabilities	—	(101,911)	(101,911)	—	(101,911)

Net derivative assets (liabilities)	$4,707	$(101,721)	$(97,014)	$—	$(97,014)

Our hedged inventory portfolio extends to the third quarter of 2013. The majority of the unrealized loss of $2.7 million at December 31, 2012 for inventory hedges represented by futures contracts will be realized by the first quarter of 2013 as the related inventory is sold. At December 31, 2012, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2013. In addition, at December 31, 2012, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Location	2012	2011
Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	Product sales	$(2,795)	$5,141
Physical index derivative contracts	Product sales	906	123
Physical fixed price derivative contracts	Cost of product sales and natural gas storage services	1,924	5,968
Physical index derivative contracts	Cost of product sales and natural gas storage services	(922)	98
Futures contracts for refined products	Cost of product sales and natural gas storage services	1,453	7,103

Derivatives designated as fair value hedging instruments:

Futures contracts for refined products	Cost of product sales and natural gas storage services	$(29,069)	$(47,681)
Physical inventory—hedged items	Cost of product sales and natural gas storage services	21,366	37,986

Ineffectiveness and the time value component on fair value hedging instruments:

Fair value hedge ineffectiveness (excluding time value)	Cost of product sales and natural gas services	$(4,439)	$(500)
Time value excluded from hedge assessment	Cost of product sales and natural gas services	(3,264)	(9,195)

Net loss in income		$(7,703)	$(9,695)

The losses reclassified from AOCI to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified
		From AOCI to Income for the
		Year Ended December 31,
	Location	2012	2011
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	Cost of product sales and natural gas storage services	$—	$(250)
Interest rate contracts	Interest and debt expense	(917)	(920)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Change in Value Recognized
	in OCI on Derivatives for the
	Year Ended December 31,
	2012	2011
Derivatives designated as cash flow hedging instruments:

Futures contracts for natural gas	$—	$(46)
Interest rate contracts	(28,726)	(104,763)

16. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	December 31,
	2012		2011
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$1,154	$—	$5,292
Physical index derivative contracts	—	565	—	834
Futures contracts for refined products	—	—	630	—

Financial liabilities:
Physical fixed price derivative contracts	—	(2,042)	—	(1,245)
Physical index derivative contracts	—	(546)	—	(614)
Futures contracts for refined products	(7,570)	—	—	—
Interest rate contracts	—	(130,636)	—	(101,911)

Fair value	$(7,570)	$(131,505)	$630	$(97,644)

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

The values of the Level 2 derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data. Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract. The Energy Services segment determined CVAs are appropriate because few of the Energy Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings. The Level 2 fixed price derivative assets of $1.2 million and $5.3 million as of December 31, 2012 and 2011, respectively, are net of CVA of ($0.1) million for both periods, respectively. As of December 31, 2012, the Energy Services segment did not hold any net liability derivative position containing credit contingent features.

Current assets and current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments. The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly issued debt with the market prices of other MLPs’ publicly issued debt with similar credit ratings and terms. The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates. The carrying value and fair value, using Level 2 input values, of our debt were as follows at the dates indicated (in thousands):

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$2,070,244	$2,203,662	$2,069,574	$2,236,581
Variable-rate debt	871,200	871,200	575,200	575,200

Total debt	$2,941,444	$3,074,862	$2,644,774	$2,811,781

In addition, the Partnership’s pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs. See Note 17 for additional information.

Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. We did not have any transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. During the year ended December 31, 2012, we recorded a non-cash asset impairment charge of $60.0 million based on Level 3 inputs. See Note 7 for a discussion of our valuation methodology relating to the asset impairment test. During the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $169.6 million based on Level 3 inputs. See Note 9 for a discussion of our valuation methodology relating to the goodwill impairment test.

17. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

RIGP and Retiree Medical Plan

Services Company, which employs the majority of our workforce, sponsors a Retirement Income Guarantee Plan (“RIGP”), which is a defined benefit plan that generally guarantees employees hired before January 1, 1986 a retirement benefit based on years of service and the employee’s highest compensation for any consecutive 5-year period during the last 10 years of service or other compensation measures as defined under the respective plan provisions. The retirement benefit is subject to reduction at varying percentages for certain offsetting amounts, including benefits payable under a retirement and savings plan discussed further below. Services Company funds this benefit plan through contributions to pension trust assets, generally subject to minimum funding requirements as provided by applicable law.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Company also sponsors an unfunded post-retirement benefit plan (the “Retiree Medical Plan”), which provides health care and life insurance benefits to certain of its retirees. To be eligible for these benefits, an employee must have been hired prior to January 1, 1991 and meet certain service requirements.

The components of projected benefit obligations and plan assets, and the funded status of the RIGP and the Retiree Medical Plan (“the Plans”) were as follows for the periods indicated (in thousands):

	RIGP		Retiree Medical Plan
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$21,291	$17,959	$38,997	$39,835
Service cost	244	284	315	303
Interest cost	827	827	1,794	1,927
Plan participants’ contributions	—	—	567	486
Actuarial loss (gain)	2,233	3,689	2,410	(781)
Settlements	(1,853)	(1,375)	—	—
Benefit payments	(85)	(93)	(2,335)	(2,773)

Benefit obligation at end of year	$22,657	$21,291	$41,748	$38,997

Change in plan assets:
Fair value of plan assets at beginning of year	$6,618	$4,807	$—	$—
Actual return on plan assets	488	890	—	—
Plan participants’ contributions	—	—	567	486
Employer contributions	2,729	2,389	1,768	2,287
Settlements	(1,853)	(1,375)	—	—
Benefit payments	(85)	(93)	(2,335)	(2,773)

Fair value of plan assets at end of year	$7,897	$6,618	$—	$—

Funded status at end of year	$(14,760)	$(14,673)	$(41,748)	$(38,997)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in our consolidated balance sheets for the Plans consist of the following at the dates indicated below (in thousands):

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2012	2011	2012	2011
Liabilities:
Accrued employee benefit liabilities—current	$—	$—	$(3,278)	$(3,071)
Accrued employee benefit liabilities—noncurrent	(14,760)	(14,673)	(38,470)	(35,926)

Total	$(14,760)	$(14,673)	$(41,748)	$(38,997)

AOCI:
Net actuarial loss	$11,081	$11,160	$14,229	$13,078
Prior service cost (credit)	—	—	(1,624)	(4,353)

Total	$11,081	$11,160	$12,605	$8,725

Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows at the dates indicated (in thousands):

	RIGP
	December 31,
	2012	2011
Projected benefit obligation	$22,657	$21,291
Accumulated benefit obligation (1)	17,551	14,687
Fair value of plan assets	7,897	6,618

(1)	The accumulated benefit obligation does not include an assumption for future compensation increases.

The weighted average assumptions used in determining net periodic benefit cost for the Plans were as follows for the periods indicated:

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.2%	4.7%	5.3%	4.6%	5.1%	5.8%
Expected return on plan assets	5.8%	6.0%	6.0%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The assumptions used in determining benefit obligations for the Plans were as follows at the dates indicated:

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2012	2011	2012	2011
Discount rate	2.7%	4.2%	3.6%	4.6%
Rate of compensation increase	3.0%	4.0%	3.0%	4.0%

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. For the years ended December 31, 2012, 2011, and 2010, the discount rate was determined based on a projection of expected cash flows from the Plans using relevant economic benchmarks available as of each year end. The expected return on plan assets was determined based on projected long-term market returns for each asset class in which the Plans are invested, weighted by the target asset class allocations. The rate of compensation increase represents the long-term assumption for future increases to salaries.

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2012 in the Retiree Medical Plan was 7.5% for 2013, grading down to 4.5% in 2021, and thereafter. The assumed health care cost trend rates may have a significant effect on the amounts reported for the Retiree Medical Plan. Based on a hypothetical 1% movement in the assumed health care cost trend rates, the change in costs would have had the following effects on the December 31, 2012 results:

	1%	1%
	Increase	(Decrease)
Effect on total service cost and interest cost components	$87	$(78)
Effect on postretirement benefit obligation	1,228	(1,108)

The components of the net periodic benefit cost and other changes recognized in OCI for the Plans were as follows for the periods indicated (in thousands):

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$244	$284	$263	$315	$303	$294
Interest cost	827	827	907	1,794	1,927	1,982
Expected return on plan assets	(453)	(347)	(344)	—	—	—
Amortization of prior service cost	—	—	(46)	(2,730)	(2,964)	(2,964)
Actuarial loss due to settlements	906	694	—	—	—	—
Amortization of unrecognized loss	1,371	1,121	967	1,260	1,244	894

Net periodic benefit cost	$2,895	$2,579	$1,747	$639	$510	$206

Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$2,198	$3,287	$1,380	$2,410	$(781)	4,490
Amortization of unrecognized loss	(1,371)	(1,121)	(967)	(1,260)	(1,244)	(894)
Actuarial loss due to settlements	(906)	(694)	—	—	—	—
Amortization of prior service cost	—	—	46	2,730	2,964	2,964

Total recognized in OCI	$(79)	$1,472	$459	$3,880	$939	$6,560

Total recognized in net period benefit cost and OCI	$2,816	$4,051	$2,206	$4,519	$1,449	$6,766

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect that the following amounts currently included in OCI for the Plans will be recognized in our consolidated statement of operations during the year ending December 31, 2013 (in thousands):

		Retiree
		Medical
	RIGP	Plan
Amortization of unrecognized loss	$1,350	$1,253
Amortization of prior service cost (credit)	—	(1,624)

We estimate the following benefit payments, which reflect expected future service, as appropriate, will be paid for the Plans in the years indicated below as such (in thousands):

	RIGP	Retiree Medical Plan
2013	$1,475	$3,337
2014	1,609	3,367
2015	1,782	3,382
2016	2,210	3,368
2017	2,360	3,284
Thereafter	9,800	14,029

We expect to contribute approximately $4.0 million to our benefit plans in 2013. Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

We do not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at the dates indicated (in thousands):

	December 31,
	2012		2011
	Level 1	Level 3	Level 1	Level 3
Mutual fund—equity securities	$1,380	$—	$880	$—
Mutual fund—money market	2,527	—	1,736	—
Coal lease	—	3,990	—	3,468

Fair value of plan assets	$3,907	$3,990	$2,616	$3,468

The values of the Level 1 mutual funds were based on quoted market prices in active markets for identical assets. The mutual fund – equity securities generally seeks long-term growth of capital and income and invests in a portfolio consisting of 100% in equities.

The values of the Level 3 coal lease were determined using an expected present value of future cash flows valuation model. This investment relates to a 20.8% interest in a coal lease, which derives value from specified minimum royalty payments received from CONSOL Energy Inc. related to coal reserves mined from two Pennsylvania mines owned by the lessor. The coal lease extends through 2023.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in our Level 3 pension assets for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance, January 1	$3,468	$3,438
Lease payments received	407	296
Unrealized gain	522	30
Transfers out of Level 3	(407)	(296)

Ending balance, December 31	$3,990	$3,468

The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual funds with the income derived with proceeds from the coal lease. While no significant changes in the asset class allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plans

Services Company also sponsors the Retirement and Savings Plan (“RASP”) through which it provides retirement benefits for substantially all of its regular full-time employees located in the continental United States, except those covered by certain labor contracts. The RASP consists of two components. Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the RASP. Under the second component, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the RASP up to 5% (or 6% if an employee has over 20 years of service) of an employee’s eligible covered salary. Total costs of the RASP were approximately $10.0 million, $8.5 million and $6.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Services Company also participates in a multi-employer retirement income plan and a multi-employer postretirement benefit plan, both of which provide retirement and health care and life insurance benefits to employees covered by certain labor contracts. We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts. The costs of providing these benefits, in aggregate, were approximately $0.6 million, $0.5 million and $0.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Additionally, certain of our wholly owned subsidiaries, including primarily BORCO, provide a savings and retirement plan to employees. The costs of providing these benefits were approximately $1.4 million, $1.6 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

18. UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the LTIP, which became effective in March 2009. We formerly awarded options to acquire LP Units to employees pursuant to the Option Plan. We recognized compensation expense related to the LTIP and the Option Plan of $19.5 million, $9.2 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

BGH GP established an Equity Compensation Plan for certain members of BGH GP’s senior management, who also serve as our senior management. There were no compensation expenses recorded with respect to the override units for the years ended December 31, 2012 and 2011. Compensation expense of $1.2 million was recorded prior to the modification discussed below in 2010. On December 31, 2010, BGH GP modified the Equity Compensation Plan, which resulted in the recognition of $21.1 million of additional compensation expense.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The LTIP provides for the issuance of up to 1,500,000 LP Units, subject to certain adjustments. The number of LP Units that may be granted to any one individual in a calendar year will not exceed 100,000. If awards are forfeited, terminated or otherwise not paid in full, the LP Units underlying such awards will again be available for purposes of the LTIP. Persons eligible to receive grants under the LTIP are (i) officers and employees of Buckeye GP and any of our affiliates who provide services to us and (ii) independent members of the Board of Directors of Buckeye GP. Phantom units or performance units may be granted to participants at any time as determined by the Compensation Committee. After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through December 31, 2012, awards representing a total of 552,332 additional LP Units could be issued under the LTIP.

On December 16, 2009, the Compensation Committee approved the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”). The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which our phantom units may be awarded in lieu of cash compensation at the election of the employee. At December 31, 2012, 2011 and 2010, eligible employees were allowed to defer up to 50% of their 2012, 2011, and 2010 compensation award under our Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”). Participants also receive one matching phantom unit for each Deferral Unit. Approximately $1.4 million of 2012 compensation awards had been deferred at December 31, 2012 for which phantom units will be granted in 2013. Approximately $0.7 million of 2011 compensation awards had been deferred at December 31, 2011, for which 23,426 phantom units (including matching units) were granted during 2012. Approximately $1.6 million of 2010 compensation awards had been deferred at December 31, 2010, for which 50,660 phantom units (including matching units) were granted during 2011. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the year ended December 31, 2012, the Compensation Committee granted 228,230 phantom units to employees (including the 23,426 phantom units granted pursuant to the Deferral Plan discussed above), 14,000 phantom units to non-employee directors of Buckeye GP, and 133,386 performance units to employees. The vesting criteria for the performance units are the attainment of a performance goal, defined in the award agreements as “distributable cash flow per unit,” during the third year of a three-year period and remaining employed by us throughout such three-year period.

Phantom unit grantees will be paid quarterly distributions on DERs associated with phantom units over their respective vesting periods of one-year or three-years in the same amounts per phantom unit as distributions paid on our LP Units over those same one-year or three-year periods. The amount paid with respect to phantom unit distributions was $1.4 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Distributions may be paid on performance units at the end of the three-year vesting period. In such case, DERs will be paid on the number of LP Units for which the performance units will be settled. Quarterly distributions related to DERs associated with phantom and performance units are recorded as a reduction of our Limited Partners’ Capital on the consolidated balance sheets.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2011	365	$51.11
Granted	251	64.88
Vested	(18)	55.53
Forfeited	(13)	57.03

Unvested at December 31, 2011	585	$56.75

Granted	376	63.04
Vested	(166)	50.51
Forfeited	(50)	45.40

Unvested at December 31, 2012	745	$62.08

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

At December 31, 2012, approximately $19.5 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 1.8 years.

Unit Option and Distribution Equivalent Plan

We also sponsor the Option Plan pursuant to which we historically granted options to employees to purchase LP Units at the market price of our LP Units on the date of grant. Generally, the options vest three years from the date of grant and expire ten years from the date of grant. As unit options are exercised, we issue new LP Units to the holder. We have not historically repurchased, and do not expect to repurchase in 2013, any of our LP Units. Following the adoption of the LTIP plan in 2009, we ceased making additional grants under the Option Plan.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted- Average Strike Price ($/LP Unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2011	242	$47.04	5.8	$4,785

Exercised	(145)	47.10

Outstanding at December 31, 2011	97	$46.81	4.2	$1,666

Exercised	(23)	45.62

Outstanding at December 31, 2012	74	$47.19	3.3	$35

Exercisable at December 31, 2012	74	$47.19	3.3	$35

(1)	Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in 2012 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $2.5 million and $1.7 million, respectively. At December 31, 2012, there was no unrecognized compensation cost related to unvested options as all options were vested as of November 24, 2011. At December 31, 2012, 333,000 LP Units were available for grant in connection with the Option Plan. The fair value of options vested was $0.0 million, $0.2 million and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.

BGH GP’s Override Units

Effective on June 25, 2007, BGH GP established an Equity Compensation Plan for certain members of BGH GP’s senior management, pursuant to which BGH GP issued both time-based and performance-based awards of the equity of BGH GP (but not our equity), which are called override units. No override units were granted during the year ended December 31, 2012 and 2010. However, on January 27, 2011, BGH GP granted override units in BGH GP to a member of senior management. We are not the sponsor of this plan and have no obligations with respect to it.

On December 31, 2010, pursuant to a modification to the Equity Compensation Plan, certain override units were immediately vested and those vested units were exchanged for LP Units that were owned by BGH GP. As a result of the modification, we recognized additional compensation expense during the year ended December 31, 2010 related to the accelerated vesting and exchange of the override units. For override units with time-based participation, the equity plan modification expense was measured as the sum of the remaining unamortized compensation expense based on the grant-date fair values and the incremental value of the LP Units received over the calculated fair value of these units immediately prior to the modification. The fair value of these override units immediately prior to the modification was calculated using a Monte Carlo simulation method that incorporated the market-based vesting condition that existed prior to the modification. The Monte Carlo simulation is a procedure to estimate the future equity value from the time of the valuation date to the exit event. For override units with performance-based participation, the equity plan modification expense was measured as the fair value of the LP Units received in exchange.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The vesting of the override units that remain unvested is contingent on the satisfaction of a performance condition and a market condition that are dependent on the amounts of distributions that BGH GP makes to its unitholders. Since these conditions were not satisfied during 2012, no compensation expense was recorded for these override units at December 31, 2012.

19. EMPLOYEE STOCK OWNERSHIP PLAN

Services Company provides the ESOP to the majority of its employees hired before September 16, 2004. Employees hired by Services Company after September 15, 2004 and certain employees covered by a union multiemployer pension plan do not participate in the ESOP. The ESOP owns all of the outstanding common stock of Services Company. BGH, as primary beneficiary, consolidates Services Company.

The ESOP was frozen with respect to benefits effective March 27, 2011 (the “Freeze Date”). No Services Company contributions (other than dividend equivalent payments) have been made on behalf of current participants in the Plan after the Freeze Date. Even though contributions under the ESOP are no longer being made, each eligible participant’s ESOP Account continues to be credited with its share of any stock dividends or other stock distributions associated with Services Company Stock.

Individual employees were allocated shares based upon the ratio of their eligible compensation to total eligible compensation. Eligible compensation generally included base salary, overtime payments and certain bonuses. All Services Company stock has been released to ESOP participants. Total ESOP related costs charged to earnings were nominal for the year ended December 31, 2012. Total ESOP related costs charged to earnings were $1.2 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively.

20. RELATED PARTY TRANSACTIONS

We are managed by Buckeye GP, our general partner. Services Company is considered a related party with respect to us. Services Company employees provide services to the majority of our operating subsidiaries. Pursuant to a services agreement entered into in December 2004, our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company. As Services Company is consolidated, these amounts eliminate in consolidation. Services Company, which is beneficially owned by the ESOP, owned 1.1 million of our LP Units (approximately 1.2% of our LP Units outstanding) as of December 31, 2012. Distributions received by Services Company from us on such LP Units are distributed to ESOP participants for investment pursuant to the terms of the ESOP. Distributions paid to Services Company totaled $5.0 million, $5.6 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total distributions paid to Services Company decrease over time as Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP.

On August 18, 2010, we and our general partner entered into the Merger Agreement with BGH, its general partner and Merger Sub, our subsidiary. Buckeye GP received incentive distributions from us pursuant to our partnership agreement and incentive compensation agreement. Incentive distributions were based on the level of quarterly cash distributions paid per LP Unit. On November 19, 2010, we consummated the Merger Agreement with our general partner, BGH, BGH’s general partner, BGH GP, and Merger Sub. See Note 1 for further information regarding the Merger. As the Merger was consummated in November 2010, no incentive distributions were paid during the years ended December 31, 2012 and 2011. Incentive distribution payments totaled $51.0 million during the year ended December 31, 2010.

21. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Our LP Units represent limited partner interests, which give the holders thereof the right to participate in distributions and to exercise the other rights and privileges available to them under our partnership agreement. The partnership agreement provides that, without prior approval of our limited partners holding an aggregate of at least two-thirds of the outstanding LP Units, we cannot issue any LP Units of a class or series having preferences or other special or senior rights over the LP Units. Prior to the Merger, in accordance with our partnership agreement, capital accounts were maintained for our general partner and limited partners. In conjunction with the Merger, our partnership agreement was amended. See Note 1 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Units represent a separate class of our limited partnership interests. The Class B Units share equally with the LP Units (i) with respect to the payment of distributions and (ii) in the event of our liquidation. We have the option to pay distributions on the Class B Units with cash or by issuing additional Class B Units, with the number of Class B Units issued based upon the volume-weighted average price of the LP Units for the 10 trading days immediately preceding the date the distributions are declared, less a discount of 15%. The Class B Units have the same voting rights as if they were outstanding LP Units and are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Class B Units in relation to other classes of partnership interests or as required by law. The Class B Units will convert into LP Units on a one-for-one basis on the earlier of (a) the date on which at least 4 million barrels of incremental storage capacity are placed in service by BORCO, which is planned for the second half of 2013, or (b) the third anniversary of the closing of the BORCO acquisition.

Equity Offerings

In February 2012, we issued 4,262,575 LP Units to institutional investors in a registered direct offering for aggregate consideration of approximately $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and estimated offering expenses. We used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Revolving Credit Agreement dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank and to indirectly fund a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s and BGH’s outstanding units for the periods indicated (in thousands):

	General Partner	Limited Partners	Management Units	Class B Units	Total (1)
Units outstanding at January 1, 2010	3	27,771	526	—	28,300
Cancellation of BGH units in connection with Merger (2)	(3)	(27,771)	(526)	—	(28,300)
Buckeye LP Units issued to BGH unitholders (2)	—	19,951	—	—	19,951
Buckeye LP Units outstanding on date of Merger	—	51,557	—	—	51,557
Cancellation of LP Units in connection with Merger (3)	—	(80)	—	—	(80)
LP Units issued pursuant to the Option Plan	—	8	—	—	8

Units outstanding at December 31, 2010	—	71,436	—	—	71,436
LP Units issued pursuant to the Option Plan	—	97	—	—	97
LP Units issued pursuant to the LTIP	—	16	—	—	16
Issuance of units to First Reserve and Vopak as consideration for BORCO acquisition	—	3,104	—	5,479	8,583
Issuance of units to institutional investors (4)	—	5,795	—	1,315	7,110
Issuance of units in underwritten public offering	—	5,520	—	—	5,520
Issuance of Class B Units in lieu of quarterly cash distribution	—	—	—	511	511

Units outstanding at December 31, 2011	—	85,968	—	7,305	93,273
LP Units issued pursuant to the Option Plan	—	22	—	—	22
LP Units issued pursuant to the LTIP	—	118	—	—	118
Issuance of units to institutional investors	—	4,263	—	—	4,263
Issuance of Class B Units in lieu of quarterly cash distribution	—	—	—	670	670

Units outstanding at December 31, 2012	—	90,371	—	7,975	98,346

(1)	Amounts presented through the date of the Merger represent historical BGH units outstanding.
(2)	On November 19, 2010, in connection with the Merger, BGH units outstanding were converted into LP Units at a ratio of 0.705 to 1.0. Buckeye issued approximately 20.0 million LP Units to BGH’s unitholders. On November 19, 2010, Buckeye had approximately 51.6 million LP Units outstanding.
(3)	In connection with the Merger, 80,000 LP Units held by BGH were cancelled.
(4)	Proceeds were used to fund a portion of the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions paid to unitholders of Buckeye for the periods indicated were as follows (in thousands, except per unit amounts):

Record Date	Payment Date	Amount Per LP Unit	Limited Partners	General Partner (1)	Total Cash Distributions
February 16, 2010	February 26, 2010	$0.9375	$48,425	$12,543	$60,968
May 17, 2010	May 28, 2010	0.9500	49,048	12,835	61,883
August 16, 2010	August 31, 2010	0.9625	49,778	13,121	62,899
November 15, 2010	November 30, 2010	0.9750	50,432	13,402	63,834

Total			$197,683	$51,901	$249,584

February 21, 2011	February 28, 2011	$0.9875	$79,603	$—	$79,603
May 16, 2011	May 31, 2011	1.0000	86,153	—	86,153
August 15, 2011	August 31, 2011	1.0125	87,236	—	87,236
November 14, 2011	November 30, 2011	1.0250	88,377	—	88,377

Total			$341,369	$—	$341,369

February 21, 2012	February 29, 2012	$1.0375	$94,017	$—	$94,017
May 14, 2012	May 31, 2012	1.0375	94,050	—	94,050
August 15, 2012	August 31, 2012	1.0375	94,055	—	94,055
November 12, 2012	November 30, 2012	1.0375	94,055	—	94,055

Total			$376,177	$—	$376,177

(1)	Includes amounts paid to our general partner for its incentive distribution rights.

Cash distributions paid to unitholders of BGH for the periods indicated were as follows (in thousands, except per unit amounts):

Record Date	Payment Date	Amount Per unit	Total Cash Distributions
February 16, 2010	February 26, 2010	$0.410	$11,603
May 17, 2010	May 28, 2010	0.430	12,169
August 16, 2010	August 31, 2010	0.450	12,735
November 15, 2010	November 30, 2010	0.470	13,301

Total			$49,808

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In-kind Distributions

In-kind distributions paid to Class B unitholders of Buckeye for the periods indicated were as follows (in thousands):

Record Date	Payment Date	Units
February 21, 2011	February 28, 2011	122
May 16, 2011	May 31, 2011	127
August 15, 2011	August 31, 2011	133
November 14, 2011	November 30, 2011	129

Total		511

February 21, 2012	February 29, 2012	141
May 14, 2012	May 31, 2012	160
August 15, 2012	August 31, 2012	172
November 12, 2012	November 30, 2012	197

Total		670

On February 8, 2013, we announced a quarterly distribution of $1.0375 per LP Unit that will be paid on February 28, 2013, to unitholders of record on February 19, 2013. Based on the LP Units outstanding as of December 31, 2012 and the 6.9 million LP units issued in connection with our January 2013 equity offering, cash distributed to LP unitholders on February 28, 2013 will total approximately $101.2 million. Based on Class B Units outstanding as of December 31, 2012, we also expect to issue approximately 186,000 Class B Units in lieu of cash distributions on February 28, 2013 to Class B unitholders of record on February 19, 2013.

22. INCOME TAXES

As of December 31, 2012 and 2011, we had net deferred tax assets of approximately $1.7 million and $0.3 million, respectively, for BDL, which are not expected to be realized based on the available evidence of projected operating losses for the foreseeable future, and have provided a full valuation allowance against the deferred tax assets as of the end of each year. As of December 31, 2012, approximately $3.5 million of BDL’s deferred tax assets related to net operating loss carryforwards, which will expire between 2028 and 2032.

As of December 31, 2012 and 2011, we had net deferred tax assets of $34.3 million and $34.5 million related to Buckeye Caribbean. As of December 31, 2012, approximately $14.7 million of the deferred tax assets related to net operating loss carryforwards, and unless utilized, the tax benefits of the net operating loss carryforwards will expire between 2018 and 2020. Based on available evidence, we had recorded a full valuation allowance against the deferred tax assets upon acquisition during the year ended December 31, 2010. There were no significant changes in our judgment during the year ended December 31, 2011, and we continued to carry a full valuation allowance against the deferred tax assets. However, based on our assessment at December 31, 2012, we concluded that sufficient positive evidence exists, including the realization of taxable income in the current year primarily related to Buckeye Caribbean’s entry into the fuel oil business, and a forecast of future taxable income, to release $1.8 million of the valuation allowance for the year ended December 31, 2012.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising our net deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforward	$18,163	$17,227
Property, plant and equipment—refinery	17,179	17,179
Other	2,982	2,821

Total deferred tax asset	$38,324	$37,227

Deferred tax liability:
Property, plant and equipment—terminals	$2,142	$2,161
Other	141	190

Total deferred tax liability	2,283	2,351

Net deferred tax asset	36,041	34,876
Less: Valuation allowance	(34,271)	(34,876)

Deferred taxes, net	$1,770	$—

We have no unrecognized tax benefits related to uncertain tax positions. As of December 31, 2012, BDL’s tax years from 2009 to 2012 and Buckeye Caribbean’s tax years from 2006 through 2012 were subject to examination by the Internal Revenue Service and Puerto Rico Treasury Department, respectively. We are currently not under any income tax audits or examinations.

23. EARNINGS PER UNIT

Basic and diluted earnings per unit (includes LP Units and Class B Units in 2012 and 2011) is calculated by dividing net income, after deducting the amount allocated to noncontrolling interests, by the weighted-average number of LP Units and Class B Units outstanding during the period.

Pursuant to the Merger Agreement, BGH’s unitholders received a total of approximately 20.0 million of Buckeye’s LP Units in exchange for all outstanding BGH common units and management units. As a result, the number of Buckeye’s LP Units outstanding increased from 51.6 million to 71.4 million. However, for historical reporting purposes, the impact of this change was accounted for as a reverse split of BGH’s units of 0.705 to 1.0, together with the addition of Buckeye’s existing LP Units.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Buckeye Partners, L.P.	$226,417	$108,501	$43,080

Basic:
Weighted average units outstanding	97,309	90,423	25,627
Weighted average management units outstanding	—	—	389

Weighted average units outstanding—basic	97,309	90,423	26,016

Earnings per unit—basic	$2.33	$1.20	$1.66

Diluted:
Weighted average units outstanding—basic	97,309	90,423	26,016
Dilutive effect of LP Unit options and LTIP awards granted	326	349	70

Weighted average units outstanding—diluted	97,635	90,772	26,086

Earnings per unit—diluted	$2.32	$1.20	$1.65

24. BUSINESS SEGMENTS

We operate and report in five business segments: (i) Pipelines & Terminals; (ii) International Operations; (iii) Natural Gas Storage; (iv) Energy Services; and (v) Development & Logistics.

Pipelines & Terminals

The Pipelines & Terminals segment receives refined petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States. This segment owns and operates pipeline systems and refined petroleum products terminals in the continental United States, including five terminals owned by the Energy Services segment but operated by the Pipelines & Terminals segment. In addition, we provide crude oil services, including train off-loading, storage and throughput. The segment includes our recent acquisition of the Perth Amboy Facility. See Note 3 for information regarding the Perth Amboy Facility acquisition.

International Operations

The International Operations segment provides marine bulk storage and marine terminal throughput services. The segment has two liquid petroleum product terminals, one in Puerto Rico and one on Grand Bahama Island in The Bahamas. In connection with BORCO’s publicly announced expansion plans, BORCO completed construction of and brought online incremental storage capacity in the second half of 2012. Additionally, the segment provides fuel oil supply and distribution services to third parties in the Caribbean.

Natural Gas Storage

The Natural Gas Storage segment provides natural gas storage services at a natural gas storage facility in Northern California. The facility is connected to Pacific Gas and Electric’s intrastate natural gas pipelines that service natural gas demand in the San Francisco and Sacramento, California areas. The Natural Gas Storage segment does not trade or market natural gas.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Services

The Energy Services segment is a wholesale distributor of refined petroleum products in the Northeastern and Midwestern United States. This segment recognizes revenues when products are delivered. The segment’s products include gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel and kerosene. The segment owns five terminals which are operated by the Pipelines & Terminals segment. The segment’s customers consist principally of product wholesalers as well as major commercial users of these refined petroleum products.

Development & Logistics

The Development & Logistics segment consists primarily of our contract operations of third-party pipelines, which are owned principally by major oil and gas, petrochemical and chemical companies and are located primarily in Texas and Louisiana. This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers. Additionally, the Development & Logistics segment includes our ownership and operation of two underground propane storage caverns in Indiana and Illinois and an ammonia pipeline, as well as our majority ownership of the Sabina Pipeline, located in Texas.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our financial information by each segment for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Pipelines & Terminals	$719,126	$631,289	$574,990
International Operations (1)	254,362	193,960	936
Natural Gas Storage	71,339	65,990	95,337
Energy Services	3,293,274	3,888,961	2,481,566
Development & Logistics	50,211	43,068	37,696
Intersegment	(31,070)	(63,658)	(39,257)

Total revenue	$4,357,242	$4,759,610	$3,151,268

(1)	The International Operations segment’s revenue generated in The Bahamas was $193.4 million and $177.6 million for the years ended December 31, 2012 and 2011, respectively, which represents 76.0% and 91.6%, respectively, of the International Operations segment’s total revenue for the periods. The remainder relates primarily to the fuel oil supply and distribution services in the Caribbean.

For the years ended December 31, 2012, 2011 and 2010, no customer contributed 10% or more of consolidated revenue.

	Year Ended December 31,
	2012	2011	2010
Capital additions, net: (1)
Pipelines & Terminals	$156,056	$103,678	$65,527
International Operations	169,699	184,438	—
Natural Gas Storage	2,369	10,097	8,328
Energy Services	2,490	1,824	2,961
Development & Logistics	724	5,287	883

Total capital additions, net	$331,338	$305,324	$77,699

Total Assets:
Pipelines & Terminals (2)	$2,934,365	$2,566,471
International Operations (3)	2,146,085	2,041,209
Natural Gas Storage	372,369	365,514
Energy Services	450,511	518,438
Development & Logistics	77,679	78,744

Total assets	$5,981,009	$5,570,376

(1)	Amounts represent cash paid for capital expenditures and exclude ($2.4) million, $14.3 million and $0.4 million of non-cash changes in accounts payable and accruals for capital expenditures for the years ended December 31, 2012, 2011 and 2010, respectively (see Note 25).
(2)	All equity investments are included in the assets of the Pipelines & Terminals segment.
(3)	The International Operations segment’s long-lived assets consist of property, plant and equipment, goodwill, intangible assets and other non-current assets. Total tangible long-lived assets located in or attributable to The Bahamas was $1,381.6 million and $1,279.6 million for the years ended December 31, 2012 and 2011, respectively, which represents 97.7% and 97.6%, respectively, of the International Operations segment’s total tangible long-lived assets.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Adjusted EBITDA:
Pipeline & Terminals	$409,055	$361,018	$346,447
International Operations	132,104	112,996	(4,655)
Natural Gas Storage	6,118	4,204	29,794
Energy Services	524	1,797	5,861
Development & Logistics	11,722	7,932	5,193

Total Adjusted EBITDA	$559,523	$487,947	$382,640

Reconciliation of Net Income to Adjusted EBITDA:
Net income	$230,551	$114,664	$201,008
Less: Net income attributable to noncontrolling interests	(4,134)	(6,163)	(157,928)

Net income attributable to Buckeye Partners, L.P.	226,417	108,501	43,080
Add: Interest and debt expense	114,980	119,561	89,169
Income tax benefit	(675)	(192)	(919)
Depreciation and amortization	146,424	119,534	59,590
Non-cash deferred lease expense	3,901	4,122	4,235
Non-cash unit-based compensation expense	19,520	9,150	8,960
Asset impairment expense	59,950	—	—
Goodwill impairment expense	—	169,560	—
Equity plan modification expense	—	—	21,058
Net income attributable to noncontrolling interests affected by Merger (1)	—	—	157,467
Less: Amortization of unfavorable storage contracts (2)	(10,994)	(7,562)	—
Gain on sale of equity investment	—	(34,727)	—

Adjusted EBITDA	$559,523	$487,947	$382,640

(1)	Amounts represent portions of BGH’s noncontrolling interests related to Buckeye that were eliminated as a result of the Merger. Amounts are added back for the portion of 2010 prior to the Merger for comparability purposes.
(2)	Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash paid for interest (net of capitalized interest)	$110,769	$98,044	$83,852
Cash paid for income taxes	1,406	1,147	941
Capitalized interest	9,238	7,583	2,499

Non-cash investing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities related to capital expenditures	$(2,401)	$14,296	$421

Non-cash financing activities:
Issuance of units to First Reserve for BORCO acquisition	$—	$407,391	$—
Issuance of units to Vopak for BORCO acquisition	—	96,110	—
Issuance of Class B Units in lieu of quarterly cash distribution	31,264	28,111	—

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the periods indicated is set forth below (in thousands, except per unit amounts). Quarterly results were influenced by seasonal and other factors inherent in our business.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2012
Revenue	$1,259,439	$982,640	$965,970	$1,149,193	$4,357,242
Operating income (1)	80,734	82,146	113,864	62,464	339,208
Net income (1)	53,467	56,026	85,259	35,799	230,551
Net income attributable to Buckeye Partners, L.P. (1)	51,959	54,379	85,116	34,963	226,417
Earnings per unit—basic	$0.55	$0.56	$0.87	$0.36	$2.33
Earnings per unit—diluted	$0.54	$0.55	$0.87	$0.35	$2.32

2011
Revenue	$1,252,536	$1,077,092	$1,116,911	$1,313,071	$4,759,610
Operating income (loss) (2)	92,387	85,918	(77,305)	87,681	188,682
Net income (loss) (2)	67,813	93,592	(108,200)	61,459	114,664
Net income (loss) attributable to Buckeye Partners, L.P. (2)	66,493	92,021	(109,700)	59,687	108,501
Earnings (loss) per unit—basic and diluted	$0.79	$1.00	$(1.18)	$0.64	$1.20

(1)	During the fourth quarter of 2012, we recorded a $60.0 million asset impairment expense (see Note 7).
(2)	We recognized a $34.1 million gain and $0.6 million of subsequent dividend income related to the sale of our equity interest in WT LPG during the second quarter and fourth quarter of 2011, respectively (see Note 3). During the third quarter of 2011, we recorded a $169.6 million goodwill impairment (see Note 9).

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. SUBSEQUENT EVENTS

FERC Proceedings Update

On February 22, 2013, the FERC issued two orders related to proceedings pending before FERC. The first order permits BPLC to continue charging its current tariff rates and gives BPLC full market-based-rate authority in markets FERC previously found to be competitive. The second order relates to the complaint filed by several airlines challenging BPLC’s rates for transportation of jet fuel to three New York City area airports. This order sets the matter for hearing, but orders that such hearing be held in abeyance pending the outcome of FERC-ordered settlement discussions between the parties, which are to be facilitated by a FERC-appointed settlement judge. See Note 4 for additional information.

Equity Offering

In January 2013, we completed a public offering of 6,000,000 LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit. The underwriters also exercised an option to purchase 900,000 additional LP Units, resulting in total gross proceeds of approximately $362.5 million before deducting underwriting fees and estimated offering expenses. We used the net proceeds from this offering to reduce the indebtedness outstanding under our revolving credit facility.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2013 Annual Meeting of unitholders (the “2013 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item will be set forth in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the heading “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements – See Item 8 of this Report.

(2)	Financial Statement Schedules – None.

(3)	Exhibits – The following is a list of exhibits filed as part of this Report including those incorporated by reference.

Exhibit Number	Description

2.1	Sale and Purchase Agreement by and among FR XI Offshore AIV, L.P., FR Borco GP Ltd., and Buckeye Atlantic Holdings LLC of FR Borco L.P. dated as of December 18, 2010 (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2010). †

2.2	Sale and Purchase Agreement by and among Vopak Bahamas B.V., Koninklijke Vopak N.V. and Buckeye Atlantic Holdings LLC dated as of February 15, 2011 (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 22, 2011). †

2.3	Asset Purchase Agreement, by and among BP Products North America Inc., BP West Coast Products LLC, and Buckeye Partners, L.P. dated March 17, 2011 (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on March 18, 2011).

2.4	Purchase and Sale Agreement by and between Buckeye Tank Terminals LLC and Chevron U.S.A., Inc., dated as of February 8, 2012 (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 10, 2012).

3.1	Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of February 4, 1998 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of April 26, 2002 (Incorporated by reference to Exhibit 3.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of June 1, 2004, effective as of June 3, 2004 (Incorporated by reference to Exhibit 3.3 of the Buckeye Partners, L.P.’s Registration Statement on Form S-3 filed June 16, 2004).

3.4	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of Buckeye Partners, L.P., dated as of December 15, 2004 (Incorporated by reference to Exhibit 3.5 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of November 19, 2010 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed November 22, 2010).

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of January 18, 2011 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2011).

4.1	Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.2	First Supplemental Indenture dated as of July 10, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.2 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.3	Second Supplemental Indenture dated as of August 19, 2003, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.3 of Buckeye Partners, L.P.’s Registration Statement on Form S-4 filed September 19, 2003).

4.4	Third Supplemental Indenture dated as of October 12, 2004, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 14, 2004).

4.5	Fourth Supplemental Indenture dated as of June 30, 2005, between Buckeye Partners, L.P. and SunTrust Bank, as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 30, 2005).

4.6	Fifth Supplemental Indenture dated as of January 11, 2008, between Buckeye Partners, L.P. and U.S. Bank National Association (successor to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 11, 2008).

4.7	Sixth Supplemental Indenture dated as of August 18, 2009, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 24, 2009).

4.8	Seventh Supplemental Indenture dated as of January 13, 2011, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2011).

4.9	Registration Rights Agreement by and among Buckeye Partners, L.P., FR XI Offshore AIV, L.P. and the other investors named therein, dated as of December 18, 2010 (Incorporated by reference to Exhibit 10.4 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2010).

4.10	Registration Rights Agreement by and between Buckeye Partners, L.P. and Vopak Bahamas B.V. dated as of February 15, 2011 (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 22, 2011).

10.1	Second Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 22, 2010).

**10.2	Services Agreement dated as of February 21, 2013, among Buckeye Partners, L.P., certain operating subsidiaries of Buckeye Partners, L.P. and Services Company.

*10.3*	Form of Severance Agreement for each Named Executive Officer (except Mr. Wylie) (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2012).

*10.4*	Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 4, 2005).

*10.5*	Buckeye Partners, L.P. 2009 Long-Term Incentive Plan, as amended and restated effective August 3, 2011 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on August 9, 2011).

*10.6*	Buckeye Partners, L.P. Annual Incentive Compensation Plan ( as amended and restated, effective January 1, 2012) (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 23, 2012).

*10.7*	Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective January 1, 2013.

**10.8*	Buckeye Partners, L.P. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2013.

**10.9*	Buckeye Pipe Line Company Benefit Equalization Plan, effective as of January 1, 2012.

*10.10*	Revolving Credit Agreement, dated as of September 26, 2011, by and among Buckeye Partners, L.P., Buckeye Energy Services, LLC, SunTrust Bank and other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on September 30, 2011).

10.11	Transition Support Agreement by and among Buckeye Atlantic Holdings LLC, Vopak Bahamas B.V., FR Borco Topco L.P., FR Borco Coop Holdings, L.P., FR Borco Coop Holdings GP Limited, Bahamas Oil Refining Company International Limited and Vopak Koninklijke N.V. dated as of February 15, 2011 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report of Form 8-K filed on February 22, 2011).

**12.1	Computation of Ratio of Earnings to Fixed Charges.

**21.1	List of Subsidiaries of Buckeye Partners, L.P.

**23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Represents management contract or compensatory plan or arrangement.
**	Filed herewith.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Buckeye agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

(a)	Exhibits – See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE PARTNERS, L.P.
(Registrant)
	By:	Buckeye GP LLC,
as General Partner

Dated: February 26, 2013	By:	/s/ CLARK SMITH
Clark Smith
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2013	By:	/s/ PIETER BAKKER
Pieter Bakker
Director

Dated: February 26, 2013	By:	/s/ C. SCOTT HOBBS
C. Scott Hobbs
Director

Dated: February 26, 2013	By:	/s/ JOSEPH A. LASALA, JR.
Joseph A. LaSala, Jr.
Director

Dated: February 26, 2013	By:	/s/ MARK C. MCKINLEY
Mark C. McKinley
Director

Dated: February 26, 2013	By:	/s/ OLIVER G. “RICK” RICHARD, III
Oliver “Rick” G. Richard, III
Director

Dated: February 26, 2013	By:	/s/ CLARK SMITH
Clark Smith
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: February 26, 2013	By:	/s/ FRANK S. SOWINSKI
Frank S. Sowinski
Director

Dated: February 26, 2013	By:	/s/ KEITH E. ST.CLAIR
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 26, 2013	By:	/s/ MARTIN A. WHITE
Martin A. White
Director

Dated: February 26, 2013	By:	/s/ FORREST E. WYLIE
Forrest E. Wylie
Non-Executive Chairman of the Board

Dated: February 26, 2013	By:	/s/ JEFFREY I. BEASON
Jeffrey I. Beason
Vice President and Controller
(Principal Accounting Officer)