Form 10-Q
period 2013-09-30
BUCKEYE PARTNERS, L.P.
filed 2013-11-01
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 29, 2013, there were 115,032,019 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Product sales	$805,281	$688,948	$2,608,894	$2,462,699
Transportation, storage and other services	283,477	277,022	830,204	745,350
Total revenue	1,088,758	965,970	3,439,098	3,208,049

Costs and expenses:
Cost of product sales and natural gas storage services	813,959	698,019	2,624,869	2,476,659
Operating expenses	106,461	100,731	308,611	299,086
Depreciation and amortization	38,755	37,134	115,798	104,486
General and administrative	18,173	16,222	53,610	51,074
Total costs and expenses	977,348	852,106	3,102,888	2,931,305

Operating income	111,410	113,864	336,210	276,744

Other income (expense):
Earnings from equity investments	1,389	553	4,971	4,287
Interest and debt expense	(34,341)	(28,737)	(94,827)	(85,159)
Other income (expense)	(12)	90	287	57
Total other expense, net	(32,964)	(28,094)	(89,569)	(80,815)

Income before taxes	78,446	85,770	246,641	195,929

Income tax expense	(195)	(511)	(521)	(1,177)
Net income	78,251	85,259	246,120	194,752
Less: Net income attributable to noncontrolling interests	(997)	(143)	(3,095)	(3,298)

Net income attributable to Buckeye Partners, L.P.	$77,254	$85,116	$243,025	$191,454

Earnings per unit:
Basic	$0.73	$0.87	$2.31	$1.97
Diluted	$0.72	$0.87	$2.30	$1.97

Weighted average units outstanding:
Basic	106,223	97,993	105,068	97,017
Diluted	106,774	98,342	105,516	97,340

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$78,251	$85,259	$246,120	$194,752
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	(80)	(6,396)	32,446	(29,471)
Reclassification of derivative gains and losses to net income	1,778	229	3,099	688
Adjustment to funded status of benefit plans	154	(73)	557	(75)
Total other comprehensive income (loss)	1,852	(6,240)	36,102	(28,858)
Comprehensive income	80,103	79,019	282,222	165,894
Less: Comprehensive income attributable to noncontrolling interests	(997)	(143)	(3,095)	(3,298)
Comprehensive income attributable to Buckeye Partners, L.P.	$79,106	$78,876	$279,127	$162,596

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$4,982	$6,776
Trade receivables, net	245,301	262,023
Construction and pipeline relocation receivables	19,430	13,078
Inventories	316,732	259,163
Derivative assets	10,267	1,719
Prepaid and other current assets	66,783	91,563
Total current assets	663,495	634,322

Property, plant and equipment, net	4,363,710	4,188,648

Equity investments	73,188	68,713
Goodwill	812,298	818,121
Intangible assets, net	200,282	219,247
Other non-current assets	53,344	51,958

Total assets	$6,166,317	$5,981,009

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$180,100	$206,200
Accounts payable	161,930	112,792
Derivative liabilities	2,147	82,989
Accrued and other current liabilities	172,731	192,385
Total current liabilities	516,908	594,366

Long-term debt	2,676,946	2,735,244
Long-term derivative liabilities	35,334	57,805
Other non-current liabilities	196,206	204,754
Total liabilities	3,425,394	3,592,169

Commitments and contingencies (Note 3)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (106,407,019 and 90,371,061 units outstanding as of September 30, 2013 and December 31, 2012 respectively)	2,848,121	2,117,788
Class B Units (0 and 7,974,750 units outstanding as of September 30, 2013 and December 31, 2012 respectively)	—	413,304
Accumulated other comprehensive loss	(122,677)	(158,779)
Total Buckeye Partners, L.P. capital	2,725,444	2,372,313
Noncontrolling interests	15,479	16,527
Total partners’ capital	2,740,923	2,388,840

Total liabilities and partners’ capital	$6,166,317	$5,981,009

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$246,120	$194,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreement	(62,009)	—
Depreciation and amortization	115,798	104,486
Net changes in fair value of derivatives	(16,608)	17,055
Non-cash deferred lease expense	2,828	2,925
Amortization of unfavorable storage contracts	(8,255)	(8,245)
Earnings from equity investments	(4,971)	(4,287)
Distributions from equity investments	275	3,324
Other non-cash items	17,804	14,282
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	16,722	(31,990)
Construction and pipeline relocation receivables	(6,352)	(3,010)
Inventories	(57,569)	101,274
Prepaid and other current assets	24,863	3,214
Accounts payable	35,397	970
Accrued and other current liabilities	(14,557)	(46,882)
Other non-current assets	964	985
Other non-current liabilities	(5,046)	(857)
Net cash provided by operating activities	285,404	347,996
Cash flows from investing activities:
Capital expenditures	(257,008)	(233,005)
Contribution to equity investment	—	(350)
Acquisitions, net of cash acquired	—	(260,312)
Proceeds from disposal of property, plant and equipment	433	52
Net cash used in investing activities	(256,575)	(493,615)
Cash flows from financing activities:
Net proceeds from issuance of units	382,319	246,805
Net proceeds from exercise of unit options	1,201	1,067
Payment of tax withholding on issuance of LTIP awards	(3,741)	(1,608)
Issuance of long-term debt	499,050	—
Repayment of long term-debt	(300,000)	—
Debt issuance costs	(4,552)	—
Borrowings under BPL Credit Facility	1,380,000	856,000
Repayments under BPL Credit Facility	(1,637,900)	(577,400)
Net repayments under BES Credit Facility	(26,100)	(85,200)
Acquisition of additional interest in WesPac Memphis	(9,727)	(17,328)
Credits associated with agreement and plan of merger	—	422
Distributions paid to noncontrolling interests	(5,629)	(8,900)
Distributions paid to unitholders	(305,544)	(278,274)
Net cash provided by (used in) financing activities	(30,623)	135,584
Net decrease in cash and cash equivalents	(1,794)	(10,035)
Cash and cash equivalents — Beginning of period	6,776	12,986
Cash and cash equivalents — End of period	$4,982	$2,951

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Income (Loss)	Interests	Total

Partners’ capital - January 1, 2013	$2,117,788	$413,304	$(158,779)	$16,527	$2,388,840
Net income	226,306	16,719	—	3,095	246,120
Acquisition of additional interest in WesPac Memphis	(8,232)	—	—	(1,495)	(9,727)
Distributions paid to unitholders	(308,459)	—	—	2,915	(305,544)
Conversion of Class B Units to LP Units	430,023	(430,023)	—	—	—
Net proceeds from issuance of units	382,319	—	—	—	382,319
Amortization of unit-based compensation awards	12,438	—	—	—	12,438
Proceeds from exercise of unit options	1,201	—	—	—	1,201
Payment of tax withholding on issuance of LTIP awards	(3,741)	—	—	—	(3,741)
Distributions paid to noncontrolling interests	—	—	—	(5,629)	(5,629)
Other comprehensive income	—	—	36,102	—	36,102
Noncash accrual for distribution equivalent rights	(1,437)	—	—	—	(1,437)
Other	(85)	—	—	66	(19)
Partners’ capital - September 30, 2013	$2,848,121	$—	$(122,677)	$15,479	$2,740,923

Partners’ capital - January 1, 2012	$2,035,271	$395,639	$(127,741)	$20,788	$2,323,957
Net income	176,640	14,814	—	3,298	194,752
Acquisition of additional interest in WesPac Memphis	(14,536)	—	—	(2,792)	(17,328)
Credits associated with agreement and plan of merger	422	—	—	—	422
Distributions paid to unitholders	(282,111)	—	—	3,837	(278,274)
Net proceeds from issuance of units	246,805	—	—	—	246,805
Amortization of unit-based compensation awards	10,534	—	—	—	10,534
Net proceeds from exercise of unit options	1,067	—	—	—	1,067
Payment of tax withholding on issuance of LTIP awards	(1,608)	—	—	—	(1,608)
Distributions paid to noncontrolling interests	—	—	—	(8,900)	(8,900)
Other comprehensive loss	—	—	(28,858)	—	(28,858)
Noncash accrual for distribution equivalent rights	(555)	—	—	—	(555)
Other	688	—	—	(29)	659
Partners’ capital - September 30, 2012	$2,172,617	$410,453	$(156,599)	$16,202	$2,442,673

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

We were formed in 1986 and own and operate one of the largest independent liquid petroleum products pipeline systems in the United States in terms of volumes delivered, miles of pipeline and active product terminals. In addition, we operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties.  We also own and operate a natural gas storage facility in Northern California, and are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.  Beginning in late 2012, we began to provide fuel oil supply and distribution services to third parties in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a global logistics hub.

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

Recent Accounting Developments

Reclassification Adjustments Out of Accumulated Other Comprehensive Income (“AOCI”).  In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI.  Under the new guidance, an entity would (i) disaggregate the total change of each component of other comprehensive income (“OCI”) and separately present reclassification adjustments and current-period OCI, and (ii) present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  This guidance is effective for interim and annual periods beginning after December 15, 2012.  We adopted this guidance on January 1, 2013, which did not have an impact on our unaudited condensed consolidated financial statements, or a material impact on our disclosures, as there were no significant reclassification adjustments during the three and nine months ended September 30, 2013.

Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued guidance requiring an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  In January 2013, the FASB issued an update to this guidance clarifying that the scope of disclosures applied to derivatives accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements and securities lending transactions that are either offset in accordance with FASB ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. We adopted this guidance on January 1, 2013, which did not have an impact on our unaudited condensed consolidated financial statements, or a material impact on our disclosures. See Note 7 for information about our netting policy for derivatives.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BORCO Jetty.  On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  The extent of the damage is presently estimated to be approximately $25.0 million.  Buckeye has insurance to cover this loss, subject to a $5.0 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas.  The vessel owner has claimed that it is entitled to limit its liability to approximately $17.0 million, but we are contesting the right of the vessel owner to such limitation.  A hearing in the Bahamas court on the vessel owner’s right to limit its liability was held on July 23, 2013, and the court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests have appealed that decision and the appeal is pending.  We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs of the damaged sections are complete.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of September 30, 2013, we have a $5.0 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing reimbursement of the deductible.  To the extent the proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  As of September 30, 2013, no gain had been recognized; however, we recorded a $2.4 million deferred gain in “Accrued and other current liabilities” in our unaudited condensed consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. IS12-185 — Buckeye Pipe Line Show Cause Proceeding.  On March 30, 2012, FERC issued an order (the “Show Cause Order”) regarding the market-based methodology used by Buckeye Pipe Line Company, L.P. (“BPLC”) to set tariff rates on its pipeline system (the “Buckeye System”).  In 1991, BPLC sought and received FERC permission to determine rate changes on the Buckeye System using a unique methodology that constrains rates in markets not found to be competitive based on rate changes in markets that FERC found to be competitive, as well as certain other limits on rate increases.  FERC ordered the continuation of this methodology for the Buckeye System in 1994, subject to FERC’s authority to cause BPLC to terminate the program in the future.  The Show Cause Order, among other things, stated that FERC would review the continued efficacy of BPLC’s unique program and directed BPLC to show cause why it should not be required to discontinue the program on the Buckeye System and avail itself of the generic ratemaking methodologies used by other oil pipelines.  The Show Cause Order also disallowed proposed rate increases on the Buckeye System that would have become effective April 1, 2012.  The Show Cause Order did not impact any of the pipeline systems or terminals owned by Buckeye’s other operating subsidiaries.  On April 23, 2012, BPLC requested rehearing as to the disallowance of certain rates.  On February 22, 2013, FERC issued an order in Dkt. No. IS12-185-000 et al. discontinuing the BPLC program, and affirming on rehearing its rejection of all rate increases filed in March 2012 (“Ratemaking Methodology Order”).  The Ratemaking Methodology Order permitted Buckeye to retain its currently-filed rates in place, to make future rate changes under market-based ratemaking authority in markets previously found to be competitive by FERC, and to make future changes in rates in other markets pursuant to the generic FERC ratemaking methods, which would include indexing.  No requests for rehearing or petitions for judicial review were filed with respect to the Ratemaking Methodology Order.  Subsequently, on March 28, 2013, BPLC filed rate increases for services in the markets previously found to be competitive, and on May 30, 2013, BPLC filed rate increases for most transportation services in the markets not previously found to be competitive; both sets of tariff filings became effective and are not subject to any FERC proceedings.

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

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $1.4 million and $1.2 million during the three months ended September 30, 2013 and 2012, respectively, related to environmental remediation expenditures unrelated to claims and legal proceedings.  For the nine months ended September 30, 2013 and 2012, we recorded operating expenses, net of recoveries, of $4.4 million and $3.9 million, respectively, related to environmental remediation expenditures unrelated to claims and legal proceedings.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  As of September 30, 2013 and December 31, 2012, we recorded environmental liabilities of $60.8 million and $61.8 million, respectively.  At September 30, 2013 and December 31, 2012, we had $10.7 million and $17.7 million, respectively, of receivables related to these environmental remediation expenditures covered by insurance.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012

Liquid petroleum products (1)	$302,310	$246,918
Materials and supplies	14,422	12,245
Total inventories	$316,732	$259,163

(1)         Ending inventory was 103.5 million and 80.9 million gallons of liquid petroleum products at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, approximately 74% and 88% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

5.  EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

West Shore Pipe Line Company	$1,569	$(220)	$4,142	$2,884
Muskegon Pipeline LLC	(377)	303	254	722
Transport4, LLC	90	113	286	191
South Portland Terminal LLC	107	357	289	490
Total earnings from equity investments	$1,389	$553	$4,971	$4,287

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$22,218	$21,233	$58,534	$55,215
Costs and expenses	(15,563)	(16,549)	(34,776)	(34,161)
Non-operating expense	(3,145)	(1,061)	(9,265)	(7,182)
Net income	$3,510	$3,623	$14,493	$13,872

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM DEBT

Credit Facility

At September 30, 2013, we had $662.8 million of availability under our $1.25 billion revolving credit facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank but, except for borrowings that are used to refinance other debt, we are limited to $517.6 million of additional borrowing capacity by the financial covenants under our Credit Facility.

In August 2013, we extended the maturity date of our Credit Facility by one year to September 26, 2017, which we may further extend for up to one additional year.

Extinguishment of Debt

In July 2013, we repaid in full the $300.0 million principal amount outstanding under the 4.625% Notes due on July 15, 2013 (the “4.625% Notes”) and approximately $6.9 million of related accrued interest using funds available under our Credit Facility.

Notes Offering

In June 2013, we issued $500.0 million of 4.150% Notes due July 1, 2023 (the “4.150% Notes”) in an underwritten public offering at 99.81% of their principal amount.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $3.3 million, were approximately $495.8 million.  We used the net proceeds from this offering for general partnership purposes and to repay amounts due under our Credit Facility, a portion of which was subsequently reborrowed in July 2013 in order to repay in full the 4.625% Notes and related accrued interest (as discussed above).

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2013 and 2012, unrealized losses of $0.1 million and $6.4 million, respectively, were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward-starting interest rate swaps.  For the nine months ended September 30, 2013 and 2012, unrealized gains of $32.5 million and unrealized losses of $29.5 million, respectively, were recorded in accumulated other comprehensive loss to that effect.  Additionally, over the next twelve months, we expect to reclassify $7.1 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The loss consists of the following: (i) the forward-starting interest rate swaps that were settled in 2008 and (ii) the forward-starting interest rate swaps settled in June 2013 (as discussed above).  These losses were partially offset by a gain attributable to the settlement of a treasury lock agreement settled in 2011.

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

The following table summarizes our commodity derivative instruments outstanding at September 30, 2013 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	34,531	604	Mark-to-market
Physical index derivative contracts	85,082	—	Mark-to-market
Futures contracts for refined petroleum products	46,458	588	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for refined petroleum products	76,524	—	Fair Value Hedge

(1)         Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2013
	Derivatives	Derivatives	Gross	Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Net Total

Physical fixed price derivative contracts	$2,433	$—	$2,433	$(17)	$2,416
Physical index derivative contracts	81	—	81	—	81
Futures contracts for refined products	99,231	2,493	101,724	(93,954)	7,770
Total current derivative assets	101,745	2,493	104,238	(93,971)	10,267

Physical fixed price derivative contracts	66	—	66	—	66
Total non-current derivative assets	66	—	66	—	66

Physical fixed price derivative contracts	(1,891)	—	(1,891)	17	(1,874)
Physical index derivative contracts	(273)	—	(273)	—	(273)
Futures contracts for refined products	(93,403)	(551)	(93,954)	93,954	—
Total current derivative liabilities	(95,567)	(551)	(96,118)	93,971	(2,147)

Futures contracts for refined products	(17)	—	(17)	—	(17)
Interest rate derivatives	—	(35,317)	(35,317)	—	(35,317)
Total non-current derivative liabilities	(17)	(35,317)	(35,334)	—	(35,334)
Net derivative assets (liabilities)	$6,227	$(33,375)	$(27,148)	$—	$(27,148)

(1)         Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists. Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

	December 31, 2012
	Derivatives	Derivatives	Gross	Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Net Total

Physical fixed price derivative contracts	$1,489	$—	$1,489	$(335)	$1,154
Physical index derivative contracts	724	—	724	(159)	565
Futures contracts for refined products	10,359	435	10,794	(10,794)	—
Total current derivative assets	12,572	435	13,007	(11,288)	1,719

Physical fixed price derivative contracts	(2,377)	—	(2,377)	335	(2,042)
Physical index derivative contracts	(705)	—	(705)	159	(546)
Futures contracts for refined products	(15,268)	(3,096)	(18,364)	10,794	(7,570)
Interest rate derivatives	—	(72,831)	(72,831)	—	(72,831)
Total current derivative liabilities	(18,350)	(75,927)	(94,277)	11,288	(82,989)

Interest rate derivatives	—	(57,805)	(57,805)	—	(57,805)
Total non-current derivative liabilities	—	(57,805)	(57,805)	—	(57,805)
Net derivative liabilities	$(5,778)	$(133,297)	$(139,075)	$—	$(139,075)

(1)         Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our hedged inventory portfolio extends to the fourth quarter of 2013.  The majority of the unrealized gain at September 30, 2013 for inventory hedges represented by futures contracts of $1.9 million will be realized by the fourth quarter of 2013 as the related inventory is sold.  At September 30, 2013, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2014.  In addition, at September 30, 2013, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(6,851)	$(9,153)	$(3,475)	$(6,255)
Physical index derivative contracts	Product sales	(13)	678	1,096	1,038
Physical fixed price derivative contracts	Cost of product sales and natural gas storage services	4,736	813	4,291	210
Physical index derivative contracts	Cost of product sales and natural gas storage services	(113)	(1,014)	(657)	(1,053)
Futures contracts for refined products	Cost of product sales and natural gas storage services	(1,190)	1,304	4,607	6,635

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales and natural gas storage services	(1,689)	(19,062)	7,246	(33,697)
Physical inventory - hedged items	Cost of product sales and natural gas storage services	2,114	21,307	(7,326)	32,464

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales and natural gas storage services	2,902	(249)	(725)	(809)
Time value excluded from hedge assessment	Cost of product sales and natural gas storage services	(2,477)	2,494	645	(423)
Net gain (loss) in income		$425	$2,245	$(80)	$(1,232)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The losses reclassified from AOCI to income and the change in value recognized in OCI on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified from AOCI to Income for the
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(1,778)	$(229)	$(3,099)	$(688)

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(80)	$(6,396)	$32,446	$(29,471)

8.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2013		December 31, 2012
	Level 1	Level 2	Level 1	Level 2

Financial assets:
Physical fixed price derivative contracts	$—	$2,482	$—	$1,154
Physical index derivative contracts	—	81	—	565
Futures contracts for refined products	7,770	—	—	—

Financial liabilities:
Physical fixed price derivative contracts	—	(1,874)	—	(2,042)
Physical index derivative contracts	—	(273)	—	(546)
Futures contracts for refined products	(17)	—	(7,570)	—
Interest rate derivatives	—	(35,317)	—	(130,636)
Fair value	$7,753	$(34,901)	$(7,570)	$(131,505)

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Energy Services segment determined CVAs are appropriate because few of the Energy Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $2.5 million and $1.2 million as of September 30, 2013 and December 31, 2012, respectively, are net of CVAs of ($0.1) million for both periods, respectively.  As of September 30, 2013, the Energy Services segment did not hold any net liability derivative position containing credit contingent features.

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

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed-rate debt	$2,269,846	$2,370,634	$2,070,244	$2,203,662
Variable-rate debt	587,200	587,200	871,200	871,200

Total debt	$2,857,046	$2,957,834	$2,941,444	$3,074,862

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 and 2012, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the three and nine months ended September 30, 2013 and 2012, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company (“Services Company”), which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended September 30, 2013 and 2012 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$41	$51	$166	$82
Interest cost (credit)	(11)	206	159	415
Expected return on plan assets	(67)	(140)	—	—
Amortization of prior service cost (credit)	—	—	147	(623)
Amortization of unrecognized losses	239	231	265	319
Actuarial loss due to settlements	230	930	—	—
Net periodic benefit cost	$432	$1,278	$737	$193

The components of the net periodic benefit cost for the RIGP and the Retiree Medical Plan were as follows for the nine months ended September 30, 2013 and 2012 (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$163	$183	$323	$236
Interest cost	403	620	1,056	1,345
Expected return on plan assets	(294)	(340)	—	—
Amortization of prior service credit	—	—	(1,218)	(2,047)
Amortization of unrecognized losses	924	1,028	895	945
Actuarial loss due to settlements	683	930	—	—
Net periodic benefit cost	$1,879	$2,421	$1,056	$479

During the three months ended September 30, 2013 and 2012, we contributed approximately $0.3 million and $0.2 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.  For the nine months ended September 30, 2013 and 2012, we contributed approximately $1.0 million and $2.7 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

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

We recognized compensation expense related to the LTIP, which includes awards under the 2009 Plan, and the Option Plan of $5.1 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2013 and 2012, we recognized compensation expense of $12.4 million and $10.5 million, respectively.  These compensation plans are discussed below.

LTIP

The LTIP is the successor long-term incentive compensation plan to the 2009 Plan.  The LTIP was approved by our unitholders in June 2013, and following such approval, (i) the 2009 Plan was merged with and into the LTIP, (ii) no further grants will be made under the 2009 Plan, and (iii) LP Units with respect to all grants outstanding under the 2009 Plan will be issued under the LTIP.  As a result of the merger of the 2009 Plan into the LTIP on June 4, 2013, the LTIP provides for the issuance of up to 3,000,000 LP Units, plus 889,491 LP Units subject to outstanding grants under the 2009 Plan and 193,913 LP Units that remained available for issuance under the 2009 Plan.  As of September 30, 2013, there were 3,218,771 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under our Annual Incentive Compensation Plan.  At December 31, 2012 and 2011, actual compensation awards deferred under the Deferral Plan were $1.4 million and $0.7 million, for which 51,668 and 23,426 phantom units (including matching units) were granted during the nine months ended September 30, 2013, and the year ended 2012, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the nine months ended September 30, 2013, the Compensation Committee granted 186,135 phantom units to employees (including the 51,668 phantom units granted as discussed above), 14,000 phantom units to independent directors of Buckeye GP and 170,373 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit
Unvested at January 1, 2013	745	$62.08
Granted	407	53.67
Vested	(222)	56.90
Forfeited	(71)	59.43
Unvested at September 30, 2013	859	$59.66

At September 30, 2013, approximately $22.3 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of approximately 1.8 years.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit Option and Distribution Equivalent Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	per LP Unit	Term (in years)	Value (1)
Outstanding at January 1, 2013	74	$47.19	3.3	$35
Exercised	(27)	47.31
Outstanding at September 30, 2013	47	47.12	2.5	$873

Exercisable at September 30, 2013	47	$47.12	2.5	$873

(1)         Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in September 2013 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.5 million and $0.3 million during the nine months ended September 30, 2013 and 2012, respectively.

11.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

In September 2013, approximately 8.5 million Class B Units representing limited partner interests in Buckeye, which represented all of our Class B Units outstanding as of September 1, 2013, converted into LP Units on a one-for-one basis.  The conversion was required by our agreement of limited partnership and was triggered in connection with over 4.0 million barrels of incremental storage capacity being placed in service since acquisition at our BORCO facility effective September 1, 2013.  As a result, there were no outstanding Class B Units at September 30, 2013.

In May 2013, we entered into four separate equity distribution agreements (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC.  Under the terms of the Equity Distribution Agreements, we may offer and sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.  During the nine months ended September 30, 2013, we sold 0.5 million LP Units in aggregate under the Equity Distribution Agreements and received approximately $33.1 million in net proceeds after deducting commissions and other related expenses.  During the three and nine months ended September 30, 2013, we paid approximately $0.1 million and $0.4 million, respectively, of compensation in aggregate to the agents under the Equity Distribution Agreements.

In January 2013, we completed a public offering of 6.0 million LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit.  The underwriters also exercised an option to purchase 0.9 million additional LP Units, resulting in total gross proceeds of approximately $362.5 million before deducting underwriting fees and estimated offering expenses of approximately $13.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a summary of changes in units outstanding for the periods indicated (in thousands):

	Limited	Class B
	Partners	Units	Total

Units outstanding at January 1, 2013	90,371	7,975	98,346
LP Units issued pursuant to the Option Plan (1)	25	—	25
LP Units issued pursuant to the LTIP (1)	153	—	153
Issuance of units to institutional investors	6,900	—	6,900
Issuance of units through Equity Distribution Agreements	489	—	489
Issuance of Class B Units in lieu of quarterly cash distributions	—	494	494
Conversion of Class B Units to LP Units	8,469	(8,469)	—
Units outstanding at September 30, 2013	106,407	—	106,407

(1)         The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $308.5 million and $282.1 million during the nine months ended September 30, 2013 and 2012, respectively.  Prior to the conversion of our Class B Units into LP Units (as discussed above), we paid distributions in-kind to our Class B unitholders by issuing 494,483 Class B Units during the nine months ended September 30, 2013.

On November 1, 2013, we announced a quarterly distribution of $1.075 per LP Unit that will be paid, on November 19, 2013, to unitholders of record on November 12, 2013.  Based on the LP Units outstanding as of September 30, 2013 and the 8.6 million LP Units issued in connection with our October 2013 equity offering, cash distributed to unitholders on November 19, 2013 will total approximately $124.0 million.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to Buckeye Partners, L.P.	$77,254	$85,116	$243,025	$191,454

Basic:
Weighted average units outstanding - basic	106,223	97,993	105,068	97,017
Earnings per unit - basic	$0.73	$0.87	$2.31	$1.97

Diluted:
Weighted average units outstanding - basic	106,223	97,993	105,068	97,017
Dilutive effect of LP Unit options and LTIP awards granted	551	349	448	323
Weighted average units outstanding - diluted	106,774	98,342	105,516	97,340

Earnings per unit - diluted	$0.72	$0.87	$2.30	$1.97

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

The following tables summarize our financial information by each segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Pipelines & Terminals	$198,270	$194,609	$583,102	$527,849
International Operations (1)	154,629	51,686	469,848	152,349
Natural Gas Storage	14,907	20,229	40,581	46,909
Energy Services	717,911	691,875	2,330,056	2,469,122
Development & Logistics	16,439	11,798	42,048	37,415
Intersegment	(13,398)	(4,227)	(26,537)	(25,595)
Total revenue	$1,088,758	$965,970	$3,439,098	$3,208,049

(1)         The International Operations segment’s revenue generated in The Bahamas was $53.4 million and $48.2 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, the International Operations segment’s revenue generated in The Bahamas was $160.2 million and $141.4 million, respectively.  The remainder relates primarily to the fuel oil supply and distribution services in the Caribbean.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2013 and 2012, no customer contributed 10% or more of consolidated revenue.

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of net income to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Pipelines & Terminals	$114,412	$112,879	$339,041	$290,709
International Operations	40,475	33,548	112,921	95,805
Natural Gas Storage	(2,759)	1,357	(10,343)	(299)
Energy Services	(2,220)	1,619	9,744	(7,759)
Development & Logistics	3,934	3,168	9,819	9,034
Total Adjusted EBITDA	$153,842	$152,571	$461,182	$387,490

Reconciliation of Net Income to Adjusted EBITDA:
Net income	$78,251	$85,259	$246,120	$194,752
Less: Net income attributable to noncontrolling interests	(997)	(143)	(3,095)	(3,298)
Net income attributable to Buckeye Partners, L.P.	77,254	85,116	243,025	191,454
Add: Interest and debt expense	34,341	28,737	94,827	85,159
Income tax expense	195	511	521	1,177
Depreciation and amortization	38,755	37,134	115,798	104,486
Non-cash deferred lease expense	944	975	2,828	2,925
Non-cash unit-based compensation expense	5,111	2,846	12,438	10,534
Less: Amortization of unfavorable storage contracts (1)	(2,758)	(2,748)	(8,255)	(8,245)
Adjusted EBITDA	$153,842	$152,571	$461,182	$387,490

(1)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Cash paid for interest (net of capitalized interest)	$105,876	$101,815
Cash paid for income taxes	719	1,413
Capitalized interest	5,255	7,061

Non-cash investing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities related to capital expenditures	$7,140	$(3,676)

Non-cash financing activities:
Issuance of Class B Units in lieu of quarterly cash distribution	$25,687	$23,195

15.  SUBSEQUENT EVENTS

Execution of Purchase and Sale Agreement to Acquire Hess Terminals

In October 2013, we signed a definitive agreement with Hess Corporation to acquire 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels for $850 million (the “Hess Terminals Acquisition”).  The 19 domestic terminals are located primarily in major metropolitan locations along the U.S. East Coast and have approximately 29 million barrels of aggregate liquid petroleum products storage capacity, including approximately 15 million barrels of capacity strategically located in New York Harbor.  These terminals have access to products supplied by marine vessels and barges as wells as pipelines.  The terminal on St. Lucia in the Caribbean has approximately 10 million barrels of crude oil and refined petroleum products storage capacity and has deep-water access.  This acquisition, which is subject to regulatory approvals and customary closing conditions, is expected to close in the fourth quarter of 2013.

Equity Offering

In October 2013, we completed a public offering of 7.5 million LP Units pursuant to an effective shelf registration statement, which priced at $62.61 per unit.  The underwriters also exercised an option to purchase 1.1 million additional LP Units, resulting in total gross proceeds of approximately $540.0 million before deducting underwriting fees and estimated offering expenses of approximately $18.9 million.  We intend to use the net proceeds from this offering to fund indirectly a portion of the purchase price for the Hess Terminals Acquisition.  Pending such use, we used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.

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

Recent Developments

Execution of Purchase and Sale Agreement to Acquire Hess Terminals

In October 2013, we signed a definitive agreement with Hess Corporation to acquire 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels for $850 million (the “Hess Terminals Acquisition”).  The 19 domestic terminals are located primarily in major metropolitan locations along the U.S. East Coast and have approximately 29 million barrels of aggregate liquid petroleum products storage capacity, including approximately 15 million barrels of capacity strategically located in New York Harbor.  These terminals have access to products supplied by marine vessels and barges as wells as pipelines.  The terminal on St. Lucia in the Caribbean has approximately 10 million barrels of crude oil and refined petroleum products storage capacity and has deep-water access.  This acquisition, which is subject to regulatory approvals and customary closing conditions, is expected to close in the fourth quarter of 2013.

Equity Offerings

In October 2013, we completed a public offering of 7.5 million LP Units pursuant to an effective shelf registration statement, which priced at $62.61 per unit.  The underwriters also exercised an option to purchase 1.1 million additional LP Units, resulting in total gross proceeds of approximately $540.0 million before deducting underwriting fees and estimated offering expenses of approximately $18.9 million.  We intend to use the net proceeds from this offering to fund indirectly a portion of the purchase price for the Hess Terminals Acquisition.  Pending such use, we used the net proceeds to reduce the indebtedness outstanding under our $1.25 billion revolving credit facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank.

In January 2013, we completed a public offering of 6.0 million LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit.  The underwriters also exercised an option to purchase 0.9 million additional LP Units, resulting in total gross proceeds of approximately $362.5 million before deducting underwriting fees and estimated offering expenses of approximately $13.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility.

Conversion of Class B Units

In September 2013, approximately 8.5 million Class B Units representing limited partner interests in Buckeye, which represented all of our Class B Units outstanding as of September 1, 2013, converted into LP Units on a one-for-one basis.  The conversion was required by our agreement of limited partnership and was triggered in connection with over 4.0 million barrels of incremental storage capacity being placed in service since acquisition at our BORCO facility effective September 1, 2013.  As a result, there were no outstanding Class B Units at September 30, 2013.

Notes Offering

In June 2013, we issued $500.0 million of 4.150% Notes due July 1, 2023 (the “4.150% Notes”) in an underwritten public offering at 99.81% of their principal amount.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $3.3 million, were approximately $495.8 million.  We used the net proceeds from this offering for general partnership purposes and to repay amounts due under our Credit Facility, a portion of which was subsequently reborrowed in July 2013 in order to repay in full the 4.625% Notes and related accrued interest (as discussed above).  We also settled all interest rate swaps relating to the 4.150% Notes for approximately $62.0 million during June 2013.

At-the-Market Offering Program

In May 2013, we entered into four separate equity distribution agreements (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC.  Under the terms of the Equity Distribution Agreements, we may offer and sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.  During the nine months ended September 30, 2013, we sold 0.5 million LP Units in aggregate under the Equity Distribution Agreements and received approximately $33.1 million in net proceeds after deducting commissions and other related expenses.  During the three and nine months ended September 30, 2013, we paid approximately $0.1 million and $0.4 million, respectively, of compensation in aggregate to the agents under the Equity Distribution Agreements.

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

Overview of Operating Results

Net income attributable to our unitholders was $243.0 million for the nine months ended September 30, 2013, which was an increase of $51.5 million, or 26.9% from $191.5 million for the corresponding period in 2012. Operating income was $336.2 million for the nine months ended September 30, 2013, which is an increase of $59.5 million, or 21.5% from $276.7 million for the corresponding period in 2012.  Our results for the nine months ended September 30, 2013 includes year-over-year improvement in our Pipelines & Terminals, International Operations and Energy Services segments, while our Natural Gas Storage segment experienced challenges associated with a decline in storage rates compared to the corresponding period in 2012.  Continued excess supply of natural gas, minimal volatility in natural gas prices and compressed seasonal spreads could cause further reduction in Adjusted EBITDA and a reduction of our estimates of future cash flows related to our Natural Gas Storage segment.  Accordingly, we continue to monitor the effect of any adverse economic conditions on the carrying value of the long-lived assets related to this segment.

The increase in net income attributable to our unitholders was primarily the result of increased revenue in our Pipelines & Terminals segment, as well as increased contributions from our International Operations and Energy Services segments.  Terminalling volumes for the first nine months of 2013 increased over the prior year period in our Pipelines & Terminals segment as recent growth capital projects became operational in the latter half of 2012, including our propylene and storage project at our Chicago complex and transformation of our Albany terminal to add the ability to provide crude-handling services.  Furthermore, our expanded capabilities for butane blending represent further product diversification for Buckeye as we were able to leverage our existing assets to provide a broader array of services to our customers.  In September, our International Operations segment completed and placed in service the last phase of our expansion activities at our BORCO facility.  In addition to the storage revenue contribution from the expansion capacity, higher ancillary revenues, including berthing and heating revenue, were generated due to increased customer utilization of our facilities.  Additionally, our Energy Services segment benefited from improved rack margins, largely the result of renewable identification number (“RIN”) sales.  Our Energy Services segment generates RINs through its ethanol blending and bio-blended diesel activities.  The market for RINs, which are legislatively required to be purchased by refiners, experienced a substantial increase in value during the first half of the year.  In the third quarter of 2013, the value of RINs declined as the U.S. Environmental Protection Agency lowered the required blend volumes for renewable fuels, which had an adverse impact on earnings during the period.  In addition, our sales volumes declined year over year in the Energy Services segment as we continue to focus on fewer, more strategic locations in which to transact business.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$1,088,758	$965,970	$3,439,098	$3,208,049
Costs and expenses	977,348	852,106	3,102,888	2,931,305
Operating income	111,410	113,864	336,210	276,744
Other expense, net	(32,964)	(28,094)	(89,569)	(80,815)
Income before taxes	78,446	85,770	246,641	195,929
Income tax expense	(195)	(511)	(521)	(1,177)
Net income	78,251	85,259	246,120	194,752
Less: Net income attributable to noncontrolling interests	(997)	(143)	(3,095)	(3,298)
Net income attributable to Buckeye Partners, L.P.	$77,254	$85,116	$243,025	$191,454
Earnings per unit - diluted	$0.72	$0.87	$2.30	$1.97

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Adjusted EBITDA:
Pipelines & Terminals	$114,412	$112,879	$339,041	$290,709
International Operations	40,475	33,548	112,921	95,805
Natural Gas Storage	(2,759)	1,357	(10,343)	(299)
Energy Services	(2,220)	1,619	9,744	(7,759)
Development & Logistics	3,934	3,168	9,819	9,034
Total Adjusted EBITDA	$153,842	$152,571	$461,182	$387,490

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$78,251	$85,259	$246,120	$194,752
Less: Net income attributable to noncontrolling interests	(997)	(143)	(3,095)	(3,298)
Net income attributable to Buckeye Partners, L.P.	77,254	85,116	243,025	191,454
Add: Interest and debt expense	34,341	28,737	94,827	85,159
Income tax expense	195	511	521	1,177
Depreciation and amortization	38,755	37,134	115,798	104,486
Non-cash deferred lease expense	944	975	2,828	2,925
Non-cash unit-based compensation expense	5,111	2,846	12,438	10,534
Less: Amortization of unfavorable storage contracts (1)	(2,758)	(2,748)	(8,255)	(8,245)
Adjusted EBITDA	$153,842	$152,571	$461,182	$387,490
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(31,267)	(27,868)	(89,154)	(82,552)
Income tax expense	(195)	(511)	(521)	(1,177)
Maintenance capital expenditures	(26,102)	(11,889)	(44,304)	(35,764)
Distributable cash flow	$96,278	$112,303	$327,203	$267,997

(1)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes and average tariff rates for the Pipelines & Terminals segment in barrels per day (“bpd”) and total volumes sold in gallons for the Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	723.2	729.7	720.4	705.9
Jet fuel	343.1	352.7	334.1	342.7
Middle distillates (1)	302.9	299.8	330.5	310.4
Other products (2)	29.4	25.0	29.2	27.7
Total pipelines throughput	1,398.6	1,407.2	1,414.2	1,386.7

Terminals:
Products throughput	969.1	931.4	980.6	909.5

Pipeline Average Tariff (cents/bbl)	84.1	84.5	81.8	82.1

Energy Services (in millions of gallons):
Sales volumes	242.5	233.4	779.8	836.7

(1)         Includes diesel fuel and heating oil.

(2)         Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Consolidated

Adjusted EBITDA was $153.8 million for the three months ended September 30, 2013, which is an increase of $1.2 million, or 0.8%, from $152.6 million for the corresponding period in 2012.  The increase in Adjusted EBITDA was primarily related to increased storage capacity and customer utilization of our BORCO facility in our International Operations segment and positive contributions from growth capital spending in the Pipelines & Terminals segment.  These increases in Adjusted EBITDA were offset by compressed seasonal spreads and minimal volatility in natural gas prices in our Natural Gas Storage segment and decreased earnings as a result of lower margins in the Energy Services segment.  Adjusted EBITDA for the three months ended September 30, 2012 reflects a one-time favorable settlement of $10.6 million.

Revenue was $1,088.8 million for the three months ended September 30, 2013, which is an increase of $122.8 million, or 12.7%, from $966.0 million for the corresponding period in 2012.  The increase in revenue was primarily related to new fuel oil supply and distribution services in the Caribbean, as well as the full benefit of the completed expansion capacity brought online at our BORCO facility in the International Operations segment. In addition, increased product sales volume in our Energy Services segment contributed to the overall increase in revenue.  These increases in revenue were offset by decreased seasonal spreads and lower firm lease rates in our Natural Gas Storage segment.

Operating income was $111.4 million for the three months ended September 30, 2013, which is a decrease of $2.5 million, or 2.2%, from $113.9 million for the corresponding period in 2012.  The decrease in operating income was primarily related to decreased seasonal spreads in our Natural Gas Storage segment and decreased contribution from our Energy Services segment as a result of lower margins.  These increases were offset by the full benefit of the completed expansion capacity brought online at our BORCO facility in the International Operations segment.

Distributable cash flow was $96.3 million for the three months ended September 30, 2013, which is a decrease of $16.0 million, or 14.3%, from $112.3 million for the corresponding period in 2012.  The decrease in distributable cash flow was primarily related to an increase of $14.2 million in maintenance capital expenditures relating to pipeline and tank integrity work performed in the Pipelines & Terminals segment.  This increase was primarily due to pipeline and tank integrity work being performed in the third quarter that was originally scheduled for the first half of the year.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $114.4 million for the three months ended September 30, 2013, which is an increase of $1.5 million, or 1.4%, from $112.9 million for the corresponding period in 2012.  The positive factors impacting Adjusted EBITDA were primarily related to $9.5 million of incremental revenue from capital investments in internal growth and diversification initiatives, including expanded butane blending capabilities, crude-handling services, as well as storage and throughput of other hydrocarbons, a $0.8 million increase in earnings from equity investments due to lower environmental remediation costs and a $0.6 million increase in rental revenue primarily resulting from newly executed lease arrangements.

The negative factors impacting Adjusted EBITDA reflected $4.9 million in less favorable settlement experience primarily due to the successful resolution of a $10.6 million product settlement allocation matter in 2012, a $2.1 million increase in operating expenses primarily related to outside services for asset-maintenance activities, a $1.1 million decrease in revenue due to lower average pipeline tariff rates resulting from shorter-haul shipments, a $0.9 million decrease in earnings reflecting a non-recurring benefit associated with the purchase of an additional 20% interest in Wes Pac Memphis in 2012 and a $0.4 million decrease in revenue due to lower pipeline volumes.

Pipeline volumes slightly decreased by 0.6% primarily due to changes in regional production and supply, as well as the idling of a portion of our NORCO pipeline system in early 2013.  Terminalling volumes increased by 4.0% due to higher demand for gasoline, distillates, and other hydrocarbons resulting from new customer contracts and service offerings at select locations, effective commercialization of acquired assets, continued positive contribution from our recently completed internal growth projects and favorable market conditions.

International Operations.  Adjusted EBITDA from the International Operations segment was $40.5 million for the three months ended September 30, 2013, which is an increase of $7.0 million, or 20.6%, from $33.5 million for the corresponding period in 2012.  The positive factors impacting Adjusted EBITDA were a $4.6 million increase in storage revenue primarily as a result of realizing the full benefit of our completed expansion capacity brought online at our BORCO facility in early September, a $1.1 million increase in ancillary revenues, including berthing of ships at our jetties, and heating services due to increased customer utilization of our facilities and a $2.1 million increase from new service offerings providing fuel oil supply and distribution services in the Caribbean ($97.2 million in revenue and $95.1 million in cost of product sales and related overhead expenses).  The increase in revenue was offset by a $1.0 million increase in operating expenses primarily due to increased costs necessary to operate the expanded capabilities of the BORCO facility.

Natural Gas Storage.  Adjusted EBITDA from the Natural Gas Storage segment was a loss of $2.8 million for the three months ended September 30, 2013, which is a decrease of $4.2 million from earnings of $1.4 million for the corresponding period in 2012.  The decrease in Adjusted EBITDA was primarily the result of a $4.6 million decrease in revenue for hub service activities related to decreased seasonal spreads and a $0.7 million decrease in storage revenue due to lower rates and capacity utilization when compared to the corresponding period in 2012.

These decreases in Adjusted EBITDA were partially offset by a $0.7 million decrease in operating expenses which primarily related to a decline in the number of well workovers performed during 2013 as compared to the 2012 period and a $0.4 million decrease in costs of natural gas storage services, which includes decreased costs for hub services activities.  Storage revenue and hub services revenue are affected by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread).

Energy Services.  Adjusted EBITDA from the Energy Services segment was a loss of $2.2 million for the three months ended September 30, 2013, which is a decrease of $3.8 million from earnings of $1.6 million for the corresponding period in 2012.  The negative factors impacting Adjusted EBITDA were primarily related to lower rack margins associated with higher product costs and a decline in RIN values.

Adjusted EBITDA was negatively impacted by a $29.2 million increase in cost of product sales, which included a $26.8 million increase due to 3.9% higher volumes sold and a $2.4 million increase in refined petroleum product cost due to a price increase of approximately $0.01 per gallon (average cost prices per gallon were $2.96 and $2.95 for the 2013 and 2012 periods, respectively) and a $0.7 million increase in operating expenses, which primarily related to overhead costs.

Adjusted EBITDA was positively impacted by a $26.1 million increase in revenue, which included a $27.0 million increase due to 3.9% higher volumes sold, offset by a $0.9 million decrease in refined petroleum product sales due to a price decrease of $0.01 per gallon (average sales price per gallon were $2.96 and $2.97 for the 2013 and 2012 periods, respectively).

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $3.9 million for the three months ended September 30, 2013, which is an increase of $0.7 million, or 24.2%, from $3.2 million for the corresponding period in 2012.  The increase in Adjusted EBITDA was primarily due to a $4.3 million increase in third-party engineering and operations revenue, partially offset by a $3.3 million increase in engineering and operations expenses and $0.3 million increase in operating expenses primarily related to outside services.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Consolidated

Adjusted EBITDA was $461.2 million for the nine months ended September 30, 2013, which is an increase of $73.7 million, or 19.0%, from $387.5 million for the corresponding period in 2012.  The increase in Adjusted EBITDA was primarily related to positive contributions from increased pipeline and terminalling volumes, growth capital spending and higher blending capabilities, particularly butane blending, in the Pipelines & Terminals segment and increased earnings as a result of higher margins and lower operating costs in the Energy Services segment. Higher margins in the Energy Services segment were primarily due to lower product costs resulting from risk management activities and the generation of RINs.  In addition, our International Operations segment benefited from increased storage capacity and customer utilization of our BORCO facility.  These increases in Adjusted EBITDA were offset by compressed seasonal spreads and minimal volatility in natural gas prices in our Natural Gas Storage segment.  Adjusted EBITDA for the nine months ended September 30, 2012 reflects a one-time favorable settlement of $10.6 million.

Revenue was $3,439.1 million for the nine months ended September 30, 2013, which is an increase of $231.1 million, or 7.2%, from $3,208.0 million for the corresponding period in 2012.  The increase in revenue was primarily related to new service offerings providing fuel oil supply and distribution services in the Caribbean, as well as incremental storage capacity brought online at our BORCO facility in the International Operations segment. In addition, revenue in our Pipelines & Terminals segment increased as a result of increased pipeline and terminalling volumes directly attributable to our growth capital spending and higher butane blending capabilities.  These increases in revenue were offset by lower product sales volume in our Energy Services segment.

Operating income was $336.2 million for the nine months ended September 30, 2013, which is an increase of $59.5 million, or 21.5%, from $276.7 million for the corresponding period in 2012.  The increase in operating income was primarily related to increased pipeline and terminalling volumes directly attributable to our growth capital spending and diversification initiatives in the Pipelines & Terminals segment and increased contribution from our Energy Services segment as a result of higher margins and lower operating costs.  In addition, our International Operations segment benefited from incremental storage capacity brought online at our BORCO facility in the second half of 2012 and 2013.  These increases were offset by decreased seasonal spreads in our Natural Gas Storage segment.

Distributable cash flow was $327.2 million for the nine months ended September 30, 2013, which is an increase of $59.2 million, or 22.1%, from $268.0 million as compared to the corresponding period in 2012.  The increase in distributable cash flow was primarily related to an increase of $73.7 million in Adjusted EBITDA as described above, partially offset by an increase in maintenance capital expenditures of $8.5 million.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $339.0 million for the nine months ended September 30, 2013, which is an increase of $48.3 million, or 16.6%, from $290.7 million for the corresponding period in 2012.  The positive factors impacting Adjusted EBITDA were related to $27.8 million of incremental revenue from capital investments in internal growth and diversification initiatives, including expanded butane blending capabilities, crude-handling services, as well as storage and throughput of other hydrocarbons, a $16.1 million increase in revenue due to higher pipeline and terminalling volumes on our legacy assets, $17.5 million increase in revenue resulting from an increase in terminalling storage contracts, including those associated with the Perth Amboy Facility acquired in July 2012, $3.4 million of more favorable settlement experience despite the successful resolution of a $10.6 million product settlement allocation matter in 2012, a $0.7 million increase in earnings from equity investments due to lower environmental remediation costs and a $0.4 million increase in earnings due to the purchase of an additional ownership interest in WesPac Pipelines — Memphis LLC in the second half of 2012 and the beginning of the second quarter of 2013.

The negative factors impacting Adjusted EBITDA were a $12.1 million increase in operating expenses, primarily related to higher operating costs due to increased volumes, incremental costs associated with the Perth Amboy Facility acquired in July 2012 and an increase in fees related to the legal proceedings before the Federal Energy Regulatory Commission (“FERC”), and a $5.5 million decrease in revenue due to lower average pipeline tariff rates resulting from shorter-haul shipments.

Pipeline volumes increased by 2.0% due to stronger demand for gasoline and middle distillates resulting from changes in regional production and supply, offset by the idling of a portion of our NORCO pipeline system in early 2013.  Terminalling volumes increased by 7.8% due to higher demand for gasoline, distillates and other hydrocarbons, resulting from new customer contracts and service offerings at select locations, effective commercialization of acquired assets, continued positive contribution from our recently completed internal growth projects and favorable market conditions.

International Operations.  Adjusted EBITDA from the International Operations segment was $112.9 million for the nine months ended September 30, 2013, which is an increase of $17.1 million, or 17.9%, from $95.8 million for the corresponding period in 2012.  The positive factors impacting Adjusted EBITDA were a $15.9 million increase in storage revenue primarily as a result of incremental storage capacity brought online at our BORCO facility, a $3.9 million increase in ancillary revenues, including berthing of ships at our jetties and heating services, due to increased customer utilization of our facilities and an increase of $1.0 million ($297.7 million in revenue and $296.7 million in cost of product sales and related overhead expenses) related to new fuel oil supply and distribution services in the Caribbean.

The increase in revenue was offset by a $3.7 million increase in operating expenses primarily due to increased costs necessary to operate the expanded capabilities of the BORCO facility and one-time costs related to certain organizational changes in the second quarter of 2013.

Natural Gas Storage.  Adjusted EBITDA from the Natural Gas Storage segment was a loss of $10.3 million for the nine months ended September 30, 2013, which is $10.0 million less favorable than a loss of $0.3 million for the corresponding period in 2012.  The decrease in Adjusted EBITDA was primarily the result of a $6.0 million increase in costs of natural gas storage services, which includes increased costs for hub services activities, a $5.3 million decrease in revenue for hub service activities related to decreased seasonal spreads and a $1.0 million decrease in storage revenue due to lower rates and capacity utilization when compared to the corresponding period in 2012.

These increases were partially offset by a $2.3 million decrease in operating expenses which primarily related to a decline in the number of well workovers performed during 2013 as compared to the 2012 period.  Storage revenue and hub services revenue are affected by the difference in natural gas commodity prices for the periods in which natural gas is injected and withdrawn from the storage facility (i.e., time spread).

Energy Services.  Adjusted EBITDA from the Energy Services segment was $9.7 million for the nine months ended September 30, 2013, which is an increase of $17.5 million from a loss of $7.8 million for the corresponding period in 2012.  In 2012, we developed and executed a strategy to mitigate the basis risk that included the reduction of refined petroleum product inventories in the Midwest.  In 2013, we continue to benefit from the execution of our risk mitigation strategy, which included focusing on fewer, more strategic locations in which to transact business, better managing our inventories and reducing the cost structure of the business.  Furthermore, we benefited from improved rack margins, largely the result of risk management activities to lower product costs and the generation of RINs, which are tradable “credits” generated by blending biofuels into finished gasoline or diesel products.

Adjusted EBITDA was positively impacted by a $155.1 million decrease in cost of product sales, which included a $167.7 million decrease due to 6.8% of lower volumes sold, offset by a $12.6 million increase in refined petroleum product cost due to a price increase of approximately $0.01 per gallon (average cost prices per gallon were $2.96 and $2.95 for the 2013 and 2012 periods, respectively) and a $1.4 million decrease in operating expenses, which primarily related to overhead costs.

Adjusted EBITDA was negatively impacted by a $139.0 million decrease in revenue, which included a $167.9 million decrease due to 6.8% of lower sales volumes, offset by a $28.9 million increase as a result of approximately $0.04 per gallon increase in refined petroleum product sales price (average sales prices per gallon were $2.99 and $2.95 for the 2013 and 2012 periods, respectively).

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $9.8 million for the nine months ended September 30, 2013, which is an increase of $0.8 million, or 8.7%, from $9.0 million for the corresponding period in 2012.  The increase in Adjusted EBITDA was primarily due to a $4.2 million increase in third-party engineering and operations revenue, partially offset by a $3.2 million increase in engineering and operations expenses and a $0.2 million increase in operating expenses primarily related to overhead costs.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners.  Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from its operations and its portion of our Credit Facility.  Our fuel oil supply and distribution services in the Caribbean are additionally funded principally from their own operations and the Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of September 30, 2013, we had $146.6 million of working capital and $662.8 million of availability under our Credit Facility but, except for borrowings that are used to refinance other debt, we are limited to $517.6 million of additional borrowing capacity by the financial covenants under our Credit Facility.  In July 2013, we repaid in full the 4.625% Notes and related accrued interest using funds available under our Credit Facility.  See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the SEC that, as of September 30, 2013, had approximately $716.5 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting assets where such evaluation suggests such a transaction is in the best interest of Buckeye.

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

Debt

At September 30, 2013, we had total fixed-rate and variable-rate debt obligations of $2,269.8 million and $587.2 million, respectively, with an aggregate fair value of $2,957.8 million.  At September 30, 2013, we were in compliance with the covenants under our Credit Facility.

In August 2013, we extended the maturity date of our Credit Facility by one year to September 26, 2017, which we may further extend for up to one additional year.

In June 2013, we issued $500.0 million of 4.150% Notes due July 1, 2023 in an underwritten public offering at 99.81% of their principal amount.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $3.3 million, were approximately $495.8 million.  We used the net proceeds from this offering for general partnership purposes and to repay amounts due under our Credit Facility, a portion of which was subsequently reborrowed in July 2013 in order to repay in full the 4.625% Notes and related accrued interest.  We also settled all interest rate swaps relating to the 4.150% Notes for approximately $62.0 million during June 2013.  See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Equity

In October 2013, we completed a public offering of 7.5 million LP Units pursuant to an effective shelf registration statement, which priced at $62.61 per unit.  The underwriters also exercised an option to purchase 1.1 million additional LP Units, resulting in total gross proceeds of approximately $540.0 million before deducting underwriting fees and estimated offering expenses of approximately $18.9 million.  We intend to use the net proceeds from this offering to fund indirectly a portion of the purchase price for the Hess Terminals Acquisition, which is expected to close in the fourth quarter of 2013.  Pending such use, we used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.

In September 2013, approximately 8.5 million Class B Units representing limited partner interests in Buckeye, which represented all of our Class B Units outstanding as of September 1, 2013, converted into LP Units on a one-for-one basis.  The conversion was required by our agreement of limited partnership and was triggered in connection with over 4.0 million barrels of incremental storage capacity being placed in service since acquisition at our BORCO facility effective September 1, 2013.  As a result, there were no outstanding Class B Units at September 30, 2013.

In May 2013, we entered into four separate Equity Distribution Agreements under which we may offer and sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See related discussion in “Recent Developments” for additional information.  During the nine months ended September 30, 2013, we sold 0.5 million LP Units in aggregate under the Equity Distribution Agreements and received approximately $33.1 million in net proceeds after deducting commissions and other related expenses.  During the three and nine months ended September 30, 2013, we paid approximately $0.1 million and $0.4 million, respectively, of compensation in aggregate to the agents under the Equity Distribution Agreements.

In January 2013, we completed a public offering of 6.0 million LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit.  The underwriters also exercised an option to purchase 0.9 million additional LP Units, resulting in total gross proceeds of approximately $362.5 million before deducting underwriting fees and estimated offering expenses of approximately $13.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Cash provided by (used in):
Operating activities	$285,404	$347,996
Investing activities	(256,575)	(493,615)
Financing activities	(30,623)	135,584
Net decrease in cash and cash equivalents	$(1,794)	$(10,035)

Operating Activities

Net cash provided by operating activities of $285.4 million for the nine months ended September 30, 2013 primarily related to $246.1 million of net income and $115.8 million of depreciation and amortization, partially offset by a $57.6 million increase in inventory and a $62.0 million settlement to terminate the interest swap agreements related to the 4.150% Notes.

Net cash provided by operating activities of $348.0 million for the nine months ended September 30, 2012 primarily related to $194.8 million of net income, $104.5 million of depreciation and amortization and $101.3 million associated with a reduction in inventory, partially offset by an increase of $32.0 million in trade receivables.

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

Investing Activities

Net cash used in investing activities of $256.6 million for the nine months ended September 30, 2013 primarily related to $257.0 million of capital expenditures. Net cash used in investing activities of $493.6 million for the nine months ended September 30, 2012 primarily related to $233.0 million of capital expenditures and $260.3 million related to the acquisition of the Perth Amboy Facility. See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $30.6 million for the nine months ended September 30, 2013 primarily related to $284.0 million of net repayments under the Credit Facility, $300.0 million related to the repayment of the 4.625% Notes and $305.5 million of cash distributions paid to our unitholders ($3.15 per LP Unit), partially offset by $499.1 million of proceeds from the issuance of the 4.150% Notes due on July 1, 2023, $349.2 million of net proceeds from the issuance of 6.9 million LP Units and $33.1 million of net proceeds from the issuance of 0.5 million LP Units under the Equity Distribution Agreements.

Net cash provided by financing activities of $135.6 million for the nine months ended September 30, 2012 primarily related to $193.4 million of net borrowings under the Credit Facility and $246.8 million of net proceeds from the issuance of 4.3 million LP Units to institutional investors in a registered direct offering, both offset by $278.3 million of cash distributions paid to our unitholders ($3.11 per LP Unit).

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

	Nine Months Ended
	September 30,
	2013	2012
Maintenance capital expenditures	$44,304	$35,764
Expansion and cost reduction	212,704	197,241
Total capital expenditures, net	$257,008	$233,005

In the nine months ended September 30, 2013, maintenance capital expenditures included pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work. Expansion and cost reduction capital expenditures included significant investments in storage tank expansion at BORCO and Perth Amboy, butane blending, rail offloading facilities, crude storage/ transportation and various other cost reduction and revenue generating projects. In the nine months ended September 30, 2012, maintenance capital expenditures included terminal pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work, and expansion and cost reduction projects included significant investments in storage tank expansion at BORCO, biodiesel and butane blending, rail off-loading facilities, and continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2013 (in thousands):

	2013
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$50,000	$55,000
Expansion and cost reduction	245,000	260,000
Total capital expenditures	$295,000	$315,000

International Operations:
Maintenance capital expenditures	$15,000	$20,000
Expansion and cost reduction	65,000	70,000
Total capital expenditures	$80,000	$90,000

Overall:
Maintenance capital expenditures	$65,000	$75,000
Expansion and cost reduction	310,000	330,000
Total capital expenditures	$375,000	$405,000

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2013	$(8,439)	$(130,636)	$(139,075)
Items recognized or settled during the period	3,564	62,873	66,437
Fair value attributable to new deals	3,315	—	3,315
Change in fair value attributable to price movements	9,722	32,446	42,168
Change in fair value attributable to non-performance risk	7	—	7
Fair value of contracts outstanding at September 30, 2013	$8,169	$(35,317)	$(27,148)

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

The following is a summary of changes in the net balance sheet of our outstanding hub service agreements (in thousands):

Net Asset at January 1, 2013	$12,047
Net expenses recognized in period (1)	(11,525)
Net cash paid—prepaid expense (2)	9,660
Net Asset at September 30, 2013	$10,182

(1)         Expenses were amortized into earnings based on the net fee paid over the injection and withdrawal period.

(2)         Fees were paid and a net asset was recorded for injection and withdrawal services to be rendered in future periods.

Energy Services

Our Energy Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at September 30, 2013, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$222,873
Fair value assuming 10% increase in underlying commodity prices	Asset	$221,599
Fair value assuming 10% decrease in underlying commodity prices	Asset	$224,148

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

Based on a hypothetical 10% movement in the underlying interest rates at September 30, 2013, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(35,317)
Fair value assuming 10% increase in underlying interest rates	Liability	$(27,896)
Fair value assuming 10% decrease in underlying interest rates	Liability	$(44,376)

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In April 2010, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling approximately $0.5 million in connection with a tank overfill incident that occurred at our facility in East Chicago, Indiana in May 2005 and other related personnel qualification issues raised as a result of PHMSA’s 2008 Integrity Inspection.  We contested the proposed penalty and in November 2012 PHMSA issued a final order with a reduced penalty of approximately $0.4 million.  We filed a petition for reconsideration appealing this order and, in August 2013, PHMSA issued a decision requiring that we pay the reduced penalty of approximately $0.4 million that was in the final order.

On December 3, 2012, a complaint was filed in the Circuit Court for Washington County, Wisconsin by Chad Altschafl, et al., as plaintiffs, naming Buckeye, Buckeye Pipe Line Services Company (“Services Company”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Buckeye Pipe Line Company, L.P. (“BPLC”), West Shore Pipe Line Company (“West Shore”), and Zurich American Insurance Co. as defendants, which complaint was amended by the plaintiffs on April 18, 2013, August 1, 2013 and again on September 23, 2013.  The plaintiffs are owners of 216 properties located in and around Jackson, Wisconsin.  The complaint attempts to allege various emotional distress and property damage claims under Wisconsin law arising out of a release of gasoline from a pipeline owned by West Shore in the Town of Jackson, Wisconsin on July 17, 2012.  On January 21, 2013, we filed an answer to the complaint, denying plaintiffs’ claims and asserting affirmative defenses.  No dollar amount of damages is stated in the complaint, but the plaintiffs seek damages to reimburse them for, among other things, alleged costs of restoring their properties, of installing a permanent supply of potable water, and the alleged diminution in value of their properties.  The plaintiffs also seek punitive damages.  Pursuant to the proposed scheduling order jointly submitted by the parties, a trial is scheduled to begin in August 2015, but the timing or outcome of final resolution of this matter cannot reasonably be determined at this time.  Buckeye, Services Company, BPH and BPLC are entitled to certain indemnifications by West Shore pursuant to an agreement between Buckeye Pipe Line and West Shore, which we believe would result in West Shore indemnifying us for any losses stemming from this litigation.  In addition, West Shore has insurance that we believe should cover such losses, subject to a $3.0 million deductible.  West Shore is pursuing that insurance coverage.

Item 1A.            Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The Hess Terminals Acquisition may not be consummated.

The Hess Terminals Acquisition is expected to close in the fourth quarter of 2013 and is subject to closing conditions and regulatory approvals. If these conditions are not satisfied or waived, the Hess Terminals Acquisition will not be consummated. If the closing of the Hess Terminals Acquisition is substantially delayed or does not occur at all, or if the terms of the Hess Terminals Acquisition are required to be modified substantially due to regulatory concerns, we may not realize the anticipated benefits of the Hess Terminals Acquisition fully or at all. Certain of the conditions remaining to be satisfied include:

• The absence of a law or order issued, enacted, entered, promulgated or enforced by a governmental entity (that is final and non-appealable and that has not been vacated, withdrawn or overturned) restraining, enjoining or otherwise prohibiting the transactions contemplated by the purchase and sale agreement (the “PSA”), and the absence of any action or proceeding brought by any federal or state governmental entity (and not subsequently dismissed, settled or otherwise terminated) against the seller or us seeking to prohibit or make illegal the consummation of the transactions contemplated by the PSA; and

• The expiration of any waiting periods under the Hart-Scott-Rodino Act, as amended, with respect to the Hess Terminals Acquisition.

Subject to the terms of the PSA, from and after the date of execution of the PSA, the parties will cooperate and use their respective commercially reasonable efforts to take all appropriate action, and to make all filings necessary, proper or advisable under applicable laws and to consummate and make effective the Hess Terminals Acquisition, including by using their respective commercially reasonable efforts to obtain all permits, consents, approvals, authorizations, qualifications and orders of governmental entities as are necessary for the consummation of the Hess Terminals Acquisition and to fulfill the conditions to closing set forth in the PSA.

In addition, the PSA may be terminated by mutual agreement of the parties thereto or as follows: (a) by either the seller or us, if (i) any court or other governmental entity shall have issued, enacted, entered, promulgated or enforced any law or order (that is final and non-appealable and that has not been vacated, withdrawn or overturned) restraining, enjoining or otherwise prohibiting the transactions contemplated by the PSA, provided, that the party seeking to terminate shall have complied with its obligations to cause the closing to occur or (ii) the closing date shall not have occurred on or prior to the date that is nine months from the date of the PSA (the “End Date”), subject to a right of each party to extend the End Date to a date that is fifteen months from the date of the PSA if all closing conditions other than the receipt of antitrust clearances are satisfied as of the End Date, and provided, that neither party may terminate on the End Date if such party is in material breach of the PSA; (b) by the seller, if (i) any of our representations and warranties shall fail to be true and correct or (ii) there shall be a breach by us of any covenant or agreement in the PSA that, in either case, (x) would result in the failure of certain conditions to the obligations of the seller to consummate the Hess Terminals Acquisition and (y) which is not curable or, if curable, is not cured upon the occurrence of the earlier of (1) the 30th day after written notice thereof is given by the seller to us and (2) the day that is five business days prior to the End Date, provided, that the seller may not terminate if the seller is in material breach of the PSA; and (c) by us, if (i) any of the representations and warranties of the seller shall fail to be true and correct or (ii) there shall be a breach by the seller of any covenant or agreement in the PSA that, in either case, (x) would result in the failure of certain conditions to our obligations to consummate the Hess Terminals Acquisition and (y) which is not curable or, if curable, is not cured upon the occurrence of the earlier of (1) the 30th day after written notice thereof is given by us to the seller and (2) the day that is five business days prior to the End Date, provided, that we may not terminate if we are in material breach of the PSA.

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

3.8

Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of October 1, 2013, (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 7, 2013).

*10.1

Form of Consent to Extension of Maturity Date, effective August 28, 2013, to Revolving Credit Agreement, dated as of September 26, 2011, by and among Buckeye Partners, L.P., Buckeye Energy Services, LLC, SunTrust Bank and the other lenders party thereto.

*10.2	Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective July 31, 2013.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: November 1, 2013	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)