Form 10-K
period 2013-12-31
BUCKEYE PARTNERS, L.P.
filed 2014-02-26
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

At June 30, 2013, the aggregate market value of the registrant’s limited partner units and Class B units held by non-affiliates was $7.4 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

As of February 18, 2014, there were 115,222,148 limited partner units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2014 Annual Meeting of Limited Partners are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.”  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements.  Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations to which we are subject, including those governing pipeline tariff rates and those that permit the treatment of us as a partnership for federal income tax purposes, (ii) terrorism, adverse weather conditions, including hurricanes, environmental releases and natural disasters, (iii) changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand, (iv) adverse regional, national, or international economic conditions, adverse capital market conditions, and adverse political developments, (v) shutdowns or interruptions at our pipeline, terminal, and storage assets or at the source points for the products we transport, store, or sell, (vi) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets, (vii) volatility in the price of refined petroleum products and the value of natural gas storage services, (viii) nonpayment or nonperformance by our customers, (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits, (x) our ability to successfully complete our organic growth projects and to realize the anticipated financial benefits, and (xi) an unfavorable outcome with respect to the proceedings pending before the Federal Energy Regulatory Commission (“FERC”) regarding Buckeye Pipe Line Company, L.P.’s transportation of jet fuel to the New York City airports.  These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other known or unpredictable factors could also have material adverse effects on future results.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

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

We own and operate one of the largest independent liquid petroleum products pipeline systems in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline.  Buckeye also owns more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels.  In addition, we operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties.  We also are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.  Beginning in late 2012, we began to provide fuel oil supply and distribution services to third parties in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a global logistics hub.

In December 2013, our Board of Directors approved a plan to divest the natural gas storage facility and related assets that our operating subsidiary, Lodi Gas Storage, L.L.C. (“Lodi Gas”), owns and operates in Northern California as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  For additional information, see Note 4 in the Notes to Consolidated Financial Statements.

Business Strategy

Our primary business objective is to provide stable and sustainable cash distributions to our LP Unitholders, while maintaining a relatively low investment risk profile.  The key elements of our strategy are to:

•                  Operate in a safe and environmentally responsible manner;

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

•                  Pursuing other energy-related assets that enable us to leverage our asset base, knowledge base and skill sets; and

•                  Providing superior customer service.

Recent Developments

2013 Transactions

Acquisitions

In December 2013, we acquired certain wholesale distribution contracts and 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels from Hess Corporation (“Hess”) for $856.4 million, net of cash acquired (the “Hess Terminals Acquisition”).  The 19 domestic terminals are located primarily in major metropolitan locations along the U.S. East Coast and have approximately 29 million barrels of aggregate liquid petroleum products storage capacity, including approximately 15 million barrels of capacity strategically located in New York Harbor.  These terminals have access to products supplied by marine vessels and barges as well as pipelines.  The terminal on St. Lucia in the Caribbean has approximately 10 million barrels of crude oil and refined petroleum products storage capacity and has deep-water access.  This acquisition increases Buckeye’s total liquid petroleum storage capacity by approximately 53 percent to over 110 million barrels.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Hess.

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

Notes Offerings

In November 2013, we issued an aggregate of $800 million of senior unsecured notes in an underwritten public offering, including $400 million of 2.650% Notes due November 15, 2018 (the “2.650% Notes”) and $400 million of 5.850% Notes due November 15, 2043 (the “5.850% Notes”), at 99.823% and 98.581%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $5.9 million, were $787.7 million.  We used the net proceeds from this offering to fund a portion of the Hess Terminals Acquisition and for general partnership purposes.

In June 2013, we issued $500 million of senior unsecured 4.150% Notes due July 1, 2023 (the “4.150% Notes”) in an underwritten public offering at 99.81% of their principal amount.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $3.3 million, were $495.8 million.  We used the net proceeds from this offering for general partnership purposes and to repay amounts due under our $1.25 billion revolving credit facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank, a portion of which was subsequently reborrowed in July 2013 in order to repay in full the $300 million principal amount outstanding under the 4.625% Notes due on July 15, 2013 (the “4.625% Notes) and $6.9 million of related accrued interest.  We also settled all interest rate swaps relating to the 4.150% Notes for $62 million during June 2013.

Equity Offerings

In October 2013, we completed a public offering of 7.5 million LP Units pursuant to an effective shelf registration statement, which priced at $62.61 per unit.  The underwriters also exercised an option to purchase 1.1 million additional LP Units, resulting in total gross proceeds of $540 million before deducting underwriting fees and offering expenses of $19.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and to indirectly fund a portion of the purchase price for the Hess Terminals Acquisition.

In January 2013, we completed a public offering of 6 million LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit.  The underwriters also exercised an option to purchase 0.9 million additional LP Units, resulting in total gross proceeds of $362.5 million before deducting underwriting fees and offering expenses of $13.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility.

Conversion of Class B Units

In September 2013, 8.5 million Class B Units representing limited partner interests in Buckeye, which represented all of our Class B Units outstanding as of September 1, 2013, converted into LP Units on a one-for-one basis.  The conversion was required by our partnership agreement and was triggered in connection with over 4 million barrels of incremental storage capacity being placed in service since acquisition at our BORCO facility effective September 1, 2013.  No Class B Units have been issued subsequent to that date, and as a result, there were no Class B Units outstanding at December 31, 2013.

At-the-Market Offering Program

In May 2013, we entered into four separate equity distribution agreements (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC.  Under the terms of the Equity Distribution Agreements, we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.  During the year ended December 31, 2013, we sold 0.5 million LP Units in aggregate under the Equity Distribution Agreements, received $33.1 million in net proceeds after deducting commissions and other related expenses, and paid $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Business Activities

The following discussion describes the business activities of our business segments, which include Pipelines & Terminals, Global Marine Terminals, Merchant Services, Development & Logistics and the discontinuation of the Natural Gas Storage segment.  In December 2013, we realigned our business segments to support the way our management views our business in light of recent growth through acquisitions.  We eliminated our previously reported International Operations and Energy Services segments and created the Global Marine Terminals and Merchant Services segments.  The new Global Marine Terminals segment includes our marine facilities that primarily facilitate global logistic product flows and feature segregated tankage, serve a similar international customer base and offer similar services, such as bulk storage and blending.  This segment includes our BORCO facility and Yabucoa terminal, the St. Lucia terminal acquired from Hess, and the New York Harbor storage and marine terminals, which consist of our legacy Perth Amboy terminal and the Port Reading and Raritan Bay terminals acquired from Hess.  Our Merchant Services segment centralizes all existing and new merchant activities to leverage common mid- and back-office support.  This segment includes the legacy Energy Services segment, the Caribbean fuel oil supply and distribution business and new merchant activities supporting the terminals recently acquired from Hess.  Our Development & Logistics segment remains unchanged.  Our Pipelines & Terminals segment remains unchanged, other than the removal of the Perth Amboy terminal.  Finally, we also eliminated the Natural Gas Storage segment because it has been classified as a discontinued operation.  We have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.

The Pipelines & Terminals segment and the Merchant Services segment derive a nominal amount of their revenue from U.S. governmental agencies.  Otherwise, none of our business segments have contracts or subcontracts with the U.S. government.  All of our continuing operations and assets are conducted and located in the continental United States, except for our terminals located in Puerto Rico, St. Lucia, and The Bahamas and, from time to time, our Merchant Services segment sells fuel oil to third parties at various locations in the Caribbean.  Detailed financial information regarding revenue and total assets of each segment and major geographic area can be found in Note 26 in the Notes to Consolidated Financial Statements.  The following table shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2013		2012		2011
	Revenue	Percent	Revenue	Percent	Revenue	Percent

Pipelines & Terminals	$786,759	15.6%	$709,341	16.6%	$631,289	13.4%
Global Marine Terminals	252,270	5.0%	218,180	5.1%	193,960	4.1%
Merchant Services(1)	3,990,575	79.0%	3,339,241	77.9%	3,888,961	82.9%
Development & Logistics	59,247	1.2%	50,211	1.2%	43,068	0.9%
Intersegment	(34,750)	(0.8)%	(31,070)	(0.8)%	(63,658)	(1.3)%
Total	$5,054,101	100.0%	$4,285,903	100.0%	$4,693,620	100.0%

(1)         Amounts for 2013 and 2012 include sales related to the fuel oil supply and distribution services in the Caribbean.

Pipelines & Terminals Segment

The Pipelines & Terminals segment owns and operates approximately 6,000 miles of pipeline located primarily in the northeastern and upper midwestern portions of the United States and services approximately 110 delivery locations.  This segment transports liquid petroleum products, including gasoline, jet fuel, diesel fuel, heating oil and kerosene, from major supply sources to terminals and airports located within end-use markets.  The pipelines within this segment also transport other refined petroleum products, such as propane and butane, refinery feedstock and blending components, as well as crude oil.  The segment also includes approximately 115 active terminals that provide bulk storage and throughput services with respect to liquid petroleum products and renewable fuels, including ethanol, and have an aggregate storage capacity of over 55 million barrels.  In addition, three of our terminals provide crude oil services, including train off-loading, storage and throughput.  Of our terminals in the Pipelines & Terminals segment, over half are connected to our pipelines.  We generally own the property on which the terminals are located with the exception of our terminal located in Albany, New York, which is primarily located on leased property.  The segment’s geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business.

Pipelines

The Pipelines & Terminals segment’s pipelines conduct business without the benefit of exclusive franchises from government entities.  In addition, the Pipelines & Terminals segment generally operates as a common carrier, providing transportation services at posted tariffs and without long-term contracts.  Demand for the services provided by the Pipelines & Terminals segment derives from end-users’ demand for liquid petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through our pipelines.  Factors affecting demand for liquid petroleum products include price and prevailing general economic conditions.  Demand for the services provided by the Pipelines & Terminals segment is, therefore, subject to a variety of factors partially or entirely beyond our control.  Typically, this segment receives liquid petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.

The following table presents product volumes transported and percentage of products transported by the pipelines in the Pipelines & Terminals segment for the periods indicated (barrels per day (“bpd”) in thousands):

	Year Ended December 31,
	2013		2012		2011

Pipelines:
Gasoline	717.8	50.3%	701.9	50.6%	668.1	49.2%
Jet fuel	334.4	23.5%	339.2	24.5%	340.6	25.1%
Middle distillates (1)	345.7	24.2%	318.6	23.0%	327.0	24.1%
Other products (2)	28.5	2.0%	25.9	1.9%	22.4	1.6%
Total pipelines throughput	1,426.4	100.0%	1,385.6	100.0%	1,358.1	100.0%

(1)         Includes diesel fuel and heating oil.

(2)         Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

We provide pipeline transportation services in the following states: California, Connecticut, Florida, Illinois, Indiana, Iowa, Maine, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The geographical location and description of these pipelines is as follows:

Pennsylvania—New York—New Jersey.  Our operating subsidiary Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”) serves major population centers in Pennsylvania, New York and New Jersey through approximately 925 miles of pipeline.  Liquid petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania.  From Macungie, the pipeline continues west through a connection with our operating subsidiary Laurel Pipe Line Company, L.P. (“Laurel”) pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown, Greensburg and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Pennsylvania and Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York).  We lease capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major oil pipeline company.  Products received at Linden, New Jersey are also transported through one line to Newark Airport and through two additional lines to JFK Airport and LaGuardia Airport and to commercial liquid petroleum products terminals at Long Island City and Inwood, New York.  These pipelines supply JFK Airport, LaGuardia Airport and Newark Airport with substantially all of each airport’s jet fuel requirements.

Our operating subsidiary Buckeye Pipe Line Transportation LLC (“BPL Transportation”) pipeline system delivers liquid petroleum products from a refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania and New York through approximately 500 miles of pipeline.  A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania.  From Malvern, a pipeline segment delivers liquid petroleum products to locations in upstate New York, while another segment delivers products to central Pennsylvania.  Two shorter pipeline segments connect the Paulsboro refinery to the Colonial pipeline system and the Philadelphia International Airport, via a connecting carrier, respectively.

The Laurel pipeline system transports liquid petroleum products through a 350-mile pipeline extending westward from three refineries, a marine terminal and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown, Greensburg and Pittsburgh, Pennsylvania.

Illinois—Indiana—Michigan—Missouri—Ohio.  Buckeye Pipe Line, BPL Transportation and our operating subsidiary NORCO Pipe Line Company, LLC (“NORCO”), a subsidiary of Buckeye Pipe Line Holdings, L.P. (“BPH”), transport liquid petroleum products through approximately 2,100 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio, and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan.  Liquid petroleum products are received at refineries and other pipeline connection points near Toledo and Lima, Ohio; Detroit, Michigan; and East Chicago, Indiana. Major market areas served include Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima, Warren and Toledo, Ohio; and Pittsburgh, Pennsylvania.

Our operating subsidiary Wood River Pipe Lines LLC (“Wood River”) owns liquid petroleum products pipelines with aggregate mileage of approximately 1,250 miles located in the Midwestern United States.  Liquid petroleum products are received from the Wood River refinery in the East St. Louis, Illinois area and transported to the Chicago area (the “Chicago Complex”), to our terminal in the St. Louis, Missouri area and to the Lambert-St. Louis Airport, to delivery points across Illinois and Indiana and to our pipeline in Lima, Ohio, and from the Chicago Complex to the Kankakee, Illinois area.

Other Liquid Petroleum Products Pipelines.  Buckeye Pipe Line serves Connecticut and Massachusetts through an approximately 100-mile pipeline that carries liquid petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.  This pipeline also serves Bradley International Airport in Windsor Locks, Connecticut.  Also, BPL Transportation owns an approximately 650-mile refined product pipeline that originates in Dubuque, Iowa and runs southwest into Missouri and then northwest back into Iowa, serving the Sugar Creek, Missouri, and Council Bluffs and Des Moines, Iowa markets. BPL Transporation also has an approximately 125-mile pipeline that runs from Portland, Maine to Bangor, Maine.

Our operating subsidiary Everglades Pipe Line Company, L.P. (“Everglades”) transports primarily jet fuel through an approximately 40-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport.  Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

Our operating subsidiary WesPac Pipelines — Reno LLC (“WesPac Reno”) owns an approximately 3-mile pipeline serving the Reno/Tahoe International Airport.  Our operating subsidiary WesPac Pipelines — San Diego LLC (“WesPac San Diego”) owns an approximately 4-mile pipeline serving the San Diego International Airport.  WesPac Pipelines — Memphis LLC (“WesPac Memphis”) owns an approximately 16-mile pipeline and a related terminal facility that primarily serves Federal Express Corporation at the Memphis International Airport.  WesPac Reno, WesPac San Diego and WesPac Memphis, collectively, have terminal facilities with aggregate storage capacity of 0.5 million barrels.  Each of WesPac Reno, WesPac San Diego and WesPac Memphis was originally created as a joint venture between BPH and Kealine LLC (“Kealine”).  BPH currently owns 100% of WesPac Reno and WesPac San Diego.  In September 2012 and April 2013, BPH purchased additional 20% and 10% ownership interests, respectively, in WesPac Memphis from Kealine, increasing our ownership interest in WesPac Memphis from 50% to 80%.  Each of these entities has been consolidated into our financial statements.

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

The following table sets forth the total average daily throughput for terminals within the Pipelines & Terminals segment for the periods indicated (volume of bpd in thousands):

	Year Ended December 31,
	2013	2012	2011
Products throughput (1)	975.1	916.7	756.0

(1)         Amounts for 2013, 2012 and 2011 include post-acquisition throughput volumes at terminals acquired from Hess, BP Products North America Inc. (“BP”) and ExxonMobil Corporation (“ExxonMobil”) on December 11, 2013, June 1, 2011 and July 19, 2011, respectively.  The table also includes throughput at the five terminals owned by the Merchant Services segment and operated by the Pipelines & Terminals segment (as discussed below).

The following table sets forth the number of terminals and storage capacity in barrels by location for terminals reported in the Pipelines & Terminals segment (barrels in thousands):

	Number of	Storage
Location	Terminals (1)	Capacity
Alabama	2	605
California	3	530
Connecticut	2	1,212
Florida	4	1,951
Iowa	5	1,302
Illinois	8	2,977
Indiana	11	9,439
Kentucky	1	214
Louisiana	1	304
Maine	1	140
Maryland	1	3,232
Massachusetts	1	106
Michigan	13	5,370
Missouri	3	1,767
Nevada	1	50
New Jersey	4	6,161
New York	15	6,988
North Carolina	1	572
Ohio	14	4,003
Pennsylvania	11	2,536
South Carolina	4	2,191
Tennessee (2)	1	328
Virginia	4	1,805
Wisconsin	4	1,228
	115	55,011

(1)         This table includes five terminals in Pennsylvania with aggregate storage capacity of approximately 1 million barrels, which are owned by the Merchant Services segment and operated by the Pipelines & Terminals segment (as discussed below).

(2)         This represents the terminal facility owned by WesPac Memphis, which is 80% owned by BPH.

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

Global Marine Terminals Segment

The Global Marine Terminals segment provides marine terminal throughput services, marine bulk storage and other related services through six liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean and the New York Harbor in the continental United States.

The following table sets forth terminal locations and storage capacity in barrels for terminals reported in the Global Marine Terminals segment (barrels in thousands):

	Number of	Storage
Location	Terminals	Capacity
Bahamas	1	26,113
Puerto Rico	1	4,624
New York Harbor	3	15,653
St. Lucia	1	10,261
Total	6	56,651

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

BORCO’s terminal facility includes more than 80 aboveground storage tanks, which store crude oil, fuel oil and refined petroleum products.  The existing marine infrastructure of BORCO’s terminal facility consists of three deep-water jetties, which provide six deep-water berths and an inland dock with two berths that serve as the access points to the storage facilities.  Certain of these jetties are capable of handling both very large crude carriers (“VLCCs”) and ultra large crude carriers (“ULCCs”).

We own the 500 acres of property on which the BORCO terminal facility is located.  BORCO leases 330 acres of seabed on which the deep water jetties are located pursuant to a long-term agreement with the Bahamas Government that runs through 2057.  BORCO also leases the land on which the inland dock is located pursuant to a long-term agreement with the Freeport Harbour Company that runs through 2067.

Yabucoa Terminal

The Yabucoa terminal sits on approximately 250 acres in the southeast of Puerto Rico and includes 44 storage tanks, which store gasoline, jet fuel, diesel, fuel oil and crude oil.  The facility provides terminalling services for the handling, blending and distribution of liquid petroleum products within the Puerto Rico market as well as residual fuel oil and petroleum distillate fuel for the local and regional Caribbean markets.  Access to the Yabucoa terminal is provided through one ship dock, which is leased from the Puerto Rico Ports Authority, two barge docks and an 8-bay truck rack.

New York Harbor Terminals

The New York Harbor storage and marine terminals, which consist of our legacy Perth Amboy terminal and the Port Reading and Raritan Bay terminals acquired from Hess, have the ability to provide a link between our inland pipelines and terminals and our BORCO facility, enabling our customers to take advantage of BORCO’s deep water access and ability to aggregate product.  The Perth Amboy Facility sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey — six miles from our Linden, New Jersey complex — and has water, pipeline, rail and truck access.  The Perth Amboy terminal includes 51 storage tanks and a dock of maximum 850-foot vessel length and three operational berths, each with articulated loading arms, allowing both ship and barge berthing.  The Port Reading and Raritan Bay terminals acquired as part of the Hess Terminals Acquisition have approximately 6 million and 5 million barrels of liquid petroleum products storage capacity, respectively.  These terminals extend Buckeye’s connectivity in New York Harbor by offering diverse storage capabilities that include terminalling services for gasoline, blendstocks, distillate and fuel oil.  The Port Reading terminal is located on 211 acres in Port Reading, New Jersey and includes 61 storage tanks, a deep-water dock of maximum 900-foot vessel length, and five operational berths, allowing for both ship and barge berthing.  In addition, the facility has bi-directional pipeline access, rail off-loading capabilities, and a six-bay driver-operated truck loading rack.  The Raritan Bay terminal is located on 62 acres on the Raritan River in Perth Amboy, New Jersey, and includes 30 storage tanks, a barge dock of maximum 550-foot vessel length, and two operational berths.  The Raritan Bay facility also has bi-directional pipeline access and a six-bay driver-operated truck loading rack.  Additionally, the Port Reading and Raritan Bay terminals are New York Mercantile Exchange (“NYMEX”) delivery locations for both gasoline and ultra low sulfur diesel.

St. Lucia Terminal

The St. Lucia terminal sits on approximately 700 acres on Cul de Sac Bay.  It has approximately 10 million barrels of crude oil and refined petroleum products storage capacity, has deep-water access and improves our capabilities in the Caribbean storage market with more geographically diverse service offerings to allow us to accommodate a larger portion of the growing Latin American crude oil production volumes.

Merchant Services Segment

The Merchant Services segment is a wholesale distributor of refined petroleum products in the continental United States and in the Caribbean.  We increase the utilization of our existing pipeline and terminal assets by marketing refined petroleum products in certain areas served by our pipelines and terminals.  The segment’s customers consist principally of product wholesalers and major commercial users of refined petroleum products including gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel and kerosene.  The segment began to provide fuel oil supply and distribution services to third parties in the Caribbean beginning in late 2012.

The Merchant Services segment owns five terminals in Pennsylvania with aggregate storage capacity of approximately 1 million barrels, which are operated by the Pipelines & Terminals segment.  Each terminal is equipped with multiple storage tanks and automated truck loading equipment that is available 24 hours a day.  We also own the property on which the terminals are located.

The following table sets forth the total gallons of refined petroleum products sold by the Merchant Services segment for the periods indicated (in millions of gallons):

	Year Ended December 31,
	2013	2012	2011
Sales volumes (1)	1,371.5	1,125.9	1,337.8

(1)         Amounts for 2013 and 2012 include volumes related to fuel oil supply and distribution services which began in late 2012.

The Merchant Services segment’s operations are segregated into three categories based on the type of fuel delivered and the delivery method:

•                  Wholesale — liquid fuels and propane gas are delivered to distributors and large commercial customers.  These customers take delivery of the products using truck loading equipment at storage facilities;

•                  Wholesale Delivered — liquid fuels are delivered to commercial customers, construction companies, school districts and trucking companies through third party carriers; or via ship using our marine terminals.

•                  Branded Gasoline — gasoline and on-highway diesel fuel are delivered through third-party trucking companies to independently owned retail gas stations under many leading gasoline brands.

The operations of the Merchant Services segment expose us to commodity price risk. The commodity price risk is managed by entering into derivative instruments to offset the effect of commodity price fluctuations on the segment’s inventory and fixed price contracts.  The fair value of our derivative instruments is recorded in our consolidated balance sheet, with the change in fair value recorded in earnings.  The derivative instruments the Merchant Services segment uses consist primarily of futures contracts traded on the NYMEX for the purposes of managing our market price risk from holding physical inventory and entering into physical fixed-price contracts.  A majority of the futures contracts executed are designated as fair value hedges of our refined petroleum inventory.  The changes in fair value of the hedging instruments and hedged items are both recognized in cost of product sales.  However, hedge accounting has not been elected for all of the Merchant Services segment’s derivative instruments.  Fixed-price purchase and sales contracts are generally hedged with financial instruments; however, these instruments are not designated in a hedge relationship.  In the cases in which hedge accounting has not been used for physical derivative contracts, changes in the fair values of the financial instruments, which are included in revenue and cost of product sales, generally are offset by changes in the values of the physical derivative contracts which are also derivative instruments whose changes in value are recognized in product sales or cost of product sales.  In addition, hedge accounting has not been elected for financial instruments that have been executed to economically hedge a portion of the Merchant Services segment’s refined petroleum products held in inventory.  The changes in value of the financial instruments that are economically hedging inventory are recognized in cost of product sales.

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

Discontinuation of Natural Gas Storage Segment

In December 2013, our Board of Directors approved a plan to divest our natural gas storage facility and related assets that our subsidiary, Lodi Gas, owns and operates in Northern California, as we no longer believe this business is aligned with our long-term business strategy.  The natural gas facility currently has approximately 30 billion cubic feet of working natural gas storage and is connected to Pacific Gas and Electric’s intrastate gas pipeline system that services natural gas demand in the San Francisco and Sacramento, California areas.  We classified the Natural Gas Storage disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  For additional information, see Note 4 in the Notes to Consolidated Financial Statements.

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

Pipelines & Terminals Segment

Generally, pipelines are the lowest cost method for long-haul overland movement of liquid petroleum products.  Therefore, the Pipelines & Terminals segment’s most significant competitors for large volume shipments are other pipelines, some of which are owned or controlled by major integrated oil and gas companies.  Although it is unlikely that a pipeline system comparable in size and scope to the Pipelines & Terminals segment’s pipeline systems will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Pipelines & Terminals segment in particular locations.

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

Trucks competitively deliver liquid petroleum products in a number of areas that the Pipelines & Terminals segment serves.  While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for smaller volumes in many local areas.  The availability of truck transportation places a significant competitive constraint on the ability of the Pipelines & Terminals segment to increase its tariff rates.

Privately arranged exchanges of liquid petroleum products between marketers in different locations are another form of competition.  Generally, such exchanges reduce both parties’ costs by eliminating or reducing transportation charges.  In addition, consolidation among refiners and marketers that has accelerated in recent years has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

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

Distribution of liquid petroleum products depends to a large extent upon the location and capacity of refineries.  However, because the Pipelines & Terminals segment’s business is largely driven by the consumption of fuel in its delivery areas and the Pipelines & Terminals segment’s pipelines have numerous source points, we do not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Pipelines & Terminals segment.  As discussed in “Item 1A., Risk Factors”, a significant decline in production at the Wood River refinery, Paulsboro refinery or Lima refinery, or a fundamental change in the primary sources or supply of petroleum products to a region, could materially impact the business of the Pipelines & Terminals segment.

The Pipelines & Terminals segment also generally competes with other terminals in the same geographic market.  Many competitive terminals are owned by major integrated oil and gas companies.  These major oil and gas companies may have the opportunity for product exchanges that are not available to the Pipelines & Terminals segment’s terminals.  While the Pipelines & Terminals segment’s terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting liquid petroleum products to end-users such as retail gasoline stations.

Global Marine Terminals Segment

Our Global Marine Terminals segment primarily competes with other marine terminals in the Caribbean, terminals in New York Harbor, and to a lesser extent, terminals on the Gulf Coast.  Many competitive terminals are owned by major integrated oil and gas companies, refiners and master limited partnerships.  Our terminal facilities on Grand Bahama Island, Bahamas and St. Lucia face competition from multiple proprietary or third-party terminal operators located elsewhere in the Caribbean region.  However, the geographical locations, deep drafts, storage capacity and ancillary service capabilities of the Buckeye facilities provide certain advantages to our customers for handling and storing products for export to other locations within the Caribbean, North and South America, Europe, and Asia.  Internal transfer pricing of certain regional facilities and discounted incentive storage and handling rates at independent third-party facilities supported by quasi national oil companies adds competition for handling of remaining product demand in certain areas.

Our facility in Yabucoa, Puerto Rico faces competition for residual fuel oil storage as a result of the method by which the local utility company, a significant fuel oil user, sources fuel for their power generation needs.  Additionally, competition exists for clean products storage and throughput because of other third-party terminals on the island that have geographical advantages over the Yabucoa facility.

Our Perth Amboy, Port Reading, and Raritan Bay facilities, located in the New York Harbor, generally compete with pipelines and terminals owned by major oil and gas companies and major pipeline and terminal operators in the same geographic market as our Pipelines & Terminals segment (as discussed above).

Merchant Services Segment

The Merchant Services segment competes with major integrated oil and gas companies, their marketing affiliates and independent gatherers, investment banks that have established trading platforms, master limited partnerships with marketing businesses, and brokers and marketers of widely varying sizes, financial resources and experience.  Some of these competitors have capital resources greater than the Merchant Services segment, and control greater supplies of petroleum products.

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

Customers

For the years ended December 31, 2013, 2012 and 2011, no customer contributed 10% or more of our consolidated revenue.  In the Global Marine Terminals segment, storage revenue represented approximately 76% of BORCO’s total revenue for the year ended December 31, 2013.  Currently, BORCO has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and one national oil company.  For the year ended December 31, 2013, approximately 38% and 69% of BORCO’s storage revenue was derived from the top one and the top three customers, respectively.  We expect BORCO to continue to derive substantially all of its total revenue from a small number of customers in the future.

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

The Global Marine Terminals segment’s mix and volume of products stored does not vary significantly by season.

The Merchant Services segment’s mix and volume of product sales tend to vary seasonally, with the fourth and first quarters’ volumes generally being higher than the second and third quarters, primarily due to the increased demand for home heating oil in the winter months.

The Pipelines & Terminals and Merchant Services segments both benefit from butane blending activities at our terminals during the winter months.  From mid-September through mid-March, we are able to blend butane into various grades of gasoline.

Employees

Except as noted below, we are managed and operated by employees of Buckeye Pipe Line Services Company (“Services Company”).  We reimburse Services Company for the cost of providing employee services pursuant to a services agreement.  At December 31, 2013, Services Company had approximately 1,270 employees, approximately 310 of whom were represented by labor unions.  Additionally, at December 31, 2013, certain of our wholly owned subsidiaries had approximately 350 employees, approximately 180 of whom are employed at our BORCO facility.  We have never experienced any work stoppages or other significant labor problems.

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

Rate Regulation

Overview.  Buckeye Pipe Line, Wood River, BPL Transportation and NORCO operate pipelines subject to the regulatory jurisdiction of FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and the Department of Energy Organization Act.  FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and not unduly discriminatory.  FERC regulations also enforce common carrier obligations and specify a uniform system of accounts, among certain other obligations.

The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index that FERC believes reflects cost changes appropriate for application to pipeline rates.  In December 2010, FERC amended its regulations to change the index to the Producer Price Index — finished goods (“PPI-FG”) plus 2.65% effective July 1, 2011.  Under FERC’s rules, as one alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.

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

Buckeye Pipe Line’s rates were historically governed by an exception to the rules discussed above, pursuant to a specific FERC authorization, although, as discussed below in detail, as a result of a FERC order issued in February 2013, Buckeye Pipe Line’s rates in markets that are not subject to market-based rate authority are now subject to the index rules discussed above that apply to all of the rates for Wood River, BPL Transportation and NORCO; Buckeye’s rates in markets subject to market-based rate authority can be set according to market forces rather than indexing.

Background.  Buckeye Pipe Line’s market-based rate regulation program was initially approved by FERC in March 1991 and was subsequently extended in 1994.  Under this program, in markets where Buckeye Pipe Line did not have significant market power, individual rate increases: (a) would not exceed a real (i.e., exclusive of inflation) increase of 15% over any two-year period, and (b) would be allowed to become effective without suspension or investigation if they did not exceed a “trigger” equal to the change in the Gross Domestic Product implicit price deflator since the date on which the individual rate was last increased, plus 2%.  Individual rate decreases would be presumptively valid upon a showing that the proposed rate exceeds marginal costs.  In markets where Buckeye Pipe Line was found to have significant market power and in certain markets where no market power finding was made: (i) individual rate increases could not exceed the volume-weighted average rate increase in markets where Buckeye Pipe Line did not have significant market power since the date on which the individual rate was last increased, and (ii) any volume-weighted average rate decrease in markets where Buckeye Pipe Line did not have significant market power must have been accompanied by a corresponding decrease in all of Buckeye Pipe Line’s rates in markets where it did have significant market power.  Shippers retained the right to file complaints or protests following notice of a rate increase, but were required to show that the proposed rates would violate or were not adequately justified under the market-based rate regulation program, that the proposed rates were unduly discriminatory, or that Buckeye Pipe Line had acquired significant market power in markets previously found to be competitive.

Order Returning Buckeye Pipe Line Company to the Standard FERC Ratemaking Options.  The Buckeye Pipe Line program was subject to review by FERC in 2000 when FERC reviewed the index selected in the generic oil pipeline regulations.  FERC decided to continue the generic oil pipeline regulations with no material changes and did not modify or discontinue Buckeye Pipe Line’s program.  By order issued on March 30, 2012 in FERC Docket (“Dkt.”) No. IS12-185-000, FERC required Buckeye Pipe Line to show cause why its program should not be discontinued and other changes made to its rates and system of regulation.  On February 22, 2013, FERC issued an order in Dkt. No. IS12-185-000 et al. discontinuing the program, and affirming on rehearing its rejection of all rate increases filed in March 2012 (“Ratemaking Methodology Order”).  The Ratemaking Methodology Order permitted Buckeye to retain its currently-filed rates in place, to make future rate changes under market-based ratemaking authority in markets previously found to be competitive by FERC, and to make future changes in rates in other markets pursuant to the generic FERC ratemaking methods, which would include indexing.  No requests for rehearing or petitions for judicial review were filed with respect to the Ratemaking Methodology Order.  Subsequently, on March 28, 2013, Buckeye Pipe Line Company filed rate increases for services in the markets previously found to be competitive, and on May 30, 2013, Buckeye Pipe Line Company filed rate increases for most transportation services in the markets not previously found to be competitive; both sets of tariff filings became effective and are not subject to any FERC proceedings.

Other types of rate regulation.  Laurel operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission.  Wood River operates a pipeline providing some intrastate services in Illinois, and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

Environmental Regulation

We are subject to federal, state and local laws and regulations relating to the protection of the environment. Although we believe that our operations comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline and terminal operations, and we may incur material environmental liabilities in the future. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from our operations, could result in substantial costs and liabilities to us.  See “Item 3, Legal Proceedings.”  The following is a summary of the significant current environmental laws and regulations to which our business operations are subject and for which compliance may require material capital expenditures or have a material adverse impact on our results of operations or financial position.

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

Contamination resulting from spills or releases of liquid petroleum products sometimes occurs in the petroleum pipeline and terminalling industry. Our pipelines cross, and certain terminals are located proximal to, numerous navigable rivers and streams.  Although we believe that we comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to us.

The Resource Conservation and Recovery Act (“RCRA”), as amended, establishes a comprehensive program of regulation of “hazardous wastes.”  Hazardous waste generators, transporters, and owners or operators of treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes.  RCRA also regulates the disposal of certain non-hazardous wastes.  As a result of these regulations, certain wastes typically generated by pipeline and terminal operations are considered “hazardous wastes”, “special wastes” or regulated solid waste.  Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.  Changes in any of the RCRA regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” governs the release or threat of release of a “hazardous substance.” Although CERCLA contains a “petroleum exclusion,” that provision generally applies only to unused product not contaminated by contact with other substances, and may exclude product recovered after a release, as well as contact water.  Releases of a hazardous substance, whether on or off-site, may subject the generator of that substance to joint and several liabilities under CERCLA for the costs of clean-up and other remedial action.  Pipeline and terminal maintenance and other activities in the ordinary course of business generate “hazardous substances.”  As a result, to the extent a hazardous substance generated by us or our predecessors may have been released or disposed of in the past, we may in the future be required to remediate contaminated property. Governmental authorities such as the Environmental Protection Agency (“EPA”), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal.  In addition to our potential liability as a generator of a “hazardous substance,” to the extent that our property or right-of-way is adjacent to or in the immediate vicinity of Superfund and other hazardous waste sites, we may be responsible under CERCLA for all or part of the costs required to cleanup such sites, which could be material.

The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the “Amendments”), imposes controls on the emission of pollutants into the air.  The Amendments required states to develop facility-wide permitting programs to comply with a wide range of federal air pollution regulatory programs.  EPA has recently begun promulgating greenhouse gas (“GHG”) regulations and otherwise increasing its scrutiny of the oil and gas industry.  It is possible that new or more stringent controls will be imposed on us through these programs which could have a material adverse effect on our maintenance capital expenditures and operating expenses.  In addition, certain states and regions have adopted or are considering various GHG regulations which may add controls separate from or in conjunction with federal programs.

We are also subject to environmental laws and regulations adopted by the various states and territories in which we operate.  In certain instances, the regulatory standards adopted by the states and/or territories are more stringent than applicable federal laws.  In addition, our BORCO terminal in the Bahamas and our St. Lucia terminal are subject to the environmental regulatory programs applicable in those countries.  While these regulatory programs are today less stringent than in the United States, they have the potential to impose material liabilities on us, particularly in the event of a spill or other release, and if they are made more stringent in the future, we could be required to make significant capital expenditures to meet the new standards.

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

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“PSA 2011”) was signed into law on January 3, 2012.  This law has a number of provisions that will either directly or potentially impact the oil and gas industry.  Among other things, PSA 2011 requires that PHMSA conduct a number of evaluations and studies and, based on the results, promulgate regulations to address possible expansion of the integrity management requirements to areas outside of HCAs; methods or processes to verify maximum operating pressure (MOP); changes to operators’ public education programs to increase outreach to the affected public; the technical limitations and practicality of requiring the use of leak detection systems and the standards relating thereto; and incidents that may have been caused by lack of adequate depth of cover at water crossings of 100 feet or more.  PSA 2011 also specifically requires PHMSA to establish time limits for reporting incidents to the National Response Center as well as coordination of notifications to state/local first responders and issue regulations to improve the current administrative enforcement process for pipeline operators.  PSA 2011 increases penalties for non-compliance with PHMSA regulations from a $100,000 to a $200,000 maximum for a single violation, and from a $1.0 million to a $2.0 million maximum for a series of violations.

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

We are covered by site pollution incident legal liability insurance policies with per incident and aggregate limits of $100.0 million, subject to a maximum self-insured retention of $4.5 million.  The policies include coverage for sudden and accidental or gradual releases at our listed sites. The policies also include a contractor’s pollution coverage endorsement.  The insurance policies expire on September 30, 2014.  The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or disposal.  The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.

In addition to the site pollution incident legal liability insurance policies, we maintain casualty insurance policies with aggregate and per occurrence limits of $400 million.  The policies provide coverage for claims involving sudden and accidental releases up to $400 million.  Coverage under the casualty insurance is secondary to the site pollution incident legal liability policies for sudden and accidental releases.  The insurance policies expire on April 1, 2014.  The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.

We generally are not entitled to seek indemnification from our contractual counterparties for any environmental damage caused by the release of products we store, throughput or transport for such counterparties. As discussed above, we maintain insurance policies that are designed to mitigate the risk that we may incur in connection with any such release of products from our facilities, and we believe that the policy limits under site pollution incident legal liability and casualty insurance policies are within the range that is customary for companies of our size that operate in our business segments and are appropriate for our business.

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

We have written plans for responding to emergencies along our pipeline system and at our terminal facilities.  These plans which describe the organization, responsibilities and actions for responding to emergencies are reviewed annually and updated as necessary.  Our facilities are designed with product containment structures, and we maintain various additional oil containment and recovery equipment that would be deployed in the event of an emergency.  We are a member of ten oil spill cooperatives or mutual aid groups. We maintain more than 50 contract relationships with United States Coast Guard certified oil spill response organizations, spill response contractors and remediation management consultants.  In 2013, we have contracted with a third-party to provide enterprise-wide emergency spill response services for certain incidents, which includes the strategic staging of response equipment at BORCO, Yabucoa and St. Lucia Terminals.  This service contract provides access to over 100 additional local United States Coast Guard certified oil spill response organizations.  This further ensures access to spill response equipment (including boom, recovery pumps, response vehicles, response vessels and response trailers), monitoring and sampling equipment, personal protective equipment and technical expertise needed to respond to an emergency event.  We also perform spill response drills to review and exercise the response capabilities of our personnel, contractors and emergency management agencies.  Additionally, we have a Crisis Management Team within our organization to provide strategic direction, ensure availability of company resources and manage communications in the event of an emergency situation.

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

Demand for the services we provide depends upon the demand for the products we handle in the regions we serve and the supply of products in the regions connected to our pipelines or from which our customers source products handled by our terminals.  Prevailing economic conditions, refined petroleum product, fuel oil and crude oil price levels and weather affect the demand for liquid petroleum products.  Changes in transportation and travel patterns in the areas served by our pipelines also affect the demand for petroleum products because a substantial portion of the refined petroleum products transported by our pipelines and throughput at our terminals is ultimately used as fuel for motor vehicles and aircraft. If these factors result in a decline in demand for refined petroleum products, our business would be particularly susceptible to adverse effects because we operate without the benefit of either exclusive franchises from government entities or long-term contracts.

Recent increases in demand for the services we provide in the Caribbean has been driven by increases in crude oil production from Latin America, crude oil movements from South America to Asia, and Latin America demand for clean petroleum products from the United States and Europe.  Changes in these and other global patterns of supply and demand for fuel oil, crude oil and clean petroleum products could affect the demand for the services we provide in the Caribbean and the prices we can charge for those services.

In recent years, the federal government has enacted renewable fuel or energy efficiency statutory mandates that may have the impact over time of reducing the demand for fuel oil or clean refined petroleum products, particularly with respect to gasoline, in certain markets.  Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

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

A significant decline in production at certain refineries served by certain of our pipelines and terminals, or a fundamental change in the primary source of supply of petroleum products to a region, could materially reduce the volume of liquid petroleum products we transport and adversely impact our operating results.

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

Generally, pipelines are the lowest cost method for long-haul overland movement of liquid petroleum products. Therefore, the most significant competitors for large volume shipments in our Pipelines & Terminals segment are other existing pipelines, some of which are owned or controlled by major integrated oil companies.  In addition, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with us in particular locations.

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

Trucks competitively deliver liquid petroleum products in a number of areas that we serve.  While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas that we serve.  The availability of truck transportation places a significant competitive constraint on our ability to increase our tariff rates.

Privately arranged exchanges of liquid petroleum products between marketers in different locations are another form of competition for our Pipelines & Terminals segment.  Generally, these exchanges reduce both parties’ costs by eliminating or reducing transportation charges.  In addition, consolidation among refiners and marketers, which has accelerated in recent years, has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

The Pipelines & Terminals segment also generally competes with other terminals in the same geographic market.  Many competitive terminals are owned by major integrated oil and gas companies.  These major oil and gas companies may have the opportunity for product exchanges that are not available to the Pipelines & Terminals segment’s terminals.  While the Pipelines & Terminals segment’s terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of delivering liquid petroleum products to end-users such as retail gasoline stations.

Our Global Marine Terminals segment primarily competes with other marine terminals in the Caribbean, terminals in New York Harbor, and to a lesser extent, terminals on the Gulf Coast.  Many competitive terminals are owned by major integrated oil and gas companies, refiners and master limited partnerships.  Although the Global Marine Terminals segment’s storage fees are not regulated, the segment is subject to price competition from competitive terminals.  Our Global Marine Terminals segment also competes with alternatives to terminal storage of crude oil and refined petroleum products, such as floating storage and lightering, which could reduce demand for our Caribbean terminal services.

Our Merchant Services segment buys and sells refined petroleum products in connection with its marketing activities, and must compete with major integrated oil companies, their marketing affiliates, and independent brokers and marketers of widely varying sizes, financial resources and experience. Some of these companies have superior access to capital resources, which could affect our ability to effectively compete with them.

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

If we incorrectly predict the future results of acquired operations or assets, we may not realize all of the benefits we expect from an acquisition.  We may make dispositions on terms that are less favorable than we anticipated.

Part of our business strategy includes making acquisitions and, when appropriate, dispositions.  In evaluating acquisitions and dispositions, we prepare one or more financial cases based on a number of business, industry, economic, legal, regulatory, and other assumptions applicable to the proposed transaction.  Although we expect a reasonable basis will exist for those assumptions, the assumptions typically involve current estimates of future conditions.  Many assumptions are beyond our control and may not materialize.  Because of the uncertainty and risk of inaccuracy associated with these assumptions, including financial projections, we may not realize the full benefits we anticipate from an acquisition, or we may encounter unanticipated difficulties locating buyers and securing favorable terms for dispositions, each of which could materially adversely affect our business, financial condition, results of operations or cash flow.  Dispositions may also involve continued financial involvement in the divested business, such as through continuing minority equity ownership, guarantees, indemnities or other financial obligations.  Under these arrangements, performance by the divested businesses or other conditions outside of our control could adversely affect our future financial results.

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

The indexing methodology has been and continues to be used to establish rates on the pipelines owned by Wood River, BPL Transportation and NORCO.  In December 2010, FERC amended its regulations to change the index to the Producer Price Index (“PPI”) — finished goods plus 2.65% effective July 1, 2011.  If the index were to be negative, we would be required to reduce the rates charged by Wood River, BPL Transportation and NORCO if they exceed the new maximum allowable rate.  In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus potentially hampering our ability to recover our costs by relying on the index.  Where circumstances justify it, FERC permits pipelines to use one of three alternatives to indexing—pipelines may seek to use market-based, cost-based, or settlement-based rates.

Until February 2013, Buckeye Pipe Line was authorized to charge rates under an exception to the rules generally applicable to oil pipelines.  In 1991, Buckeye Pipe Line sought and received FERC permission to determine rate changes on Buckeye Pipe Line’s pipeline system (the “Buckeye System”) using a unique methodology that constrained rates based on competitive pressures in markets that FERC found to be competitive, as well as certain other limits on rate increases in other markets on the Buckeye System (the “Buckeye Methodology”). FERC permitted the continuation of the Buckeye Methodology for the Buckeye System in 1994, subject to FERC’s authority to cause Buckeye Pipe Line to terminate the Buckeye Methodology in the future.  The Buckeye Methodology was an exception to the generic oil pipeline regulations that FERC issued under the Energy Policy Act of 1992 (the “FERC Rules”), which rely primarily on the indexing methodology described above.

On March 1, 2012, Buckeye Pipe Line filed to increase its rates under the Buckeye Methodology.  On March 30, 2012, in response to a shipper protest, FERC issued an order (the “Show Cause Order”) in Docket No. IS 12-185-000 rejecting the rate increase and stating that FERC will review the continued efficacy of the Buckeye Methodology.  The Show Cause Order, among other things, stated that FERC would review the continued efficacy of the unique program and directed Buckeye Pipe Line to show cause why it should not be required to discontinue the program on the Buckeye System and avail itself of the generic ratemaking methodologies used by other oil pipelines.  The Show Cause Order did not impact any of the pipeline systems or terminals owned by Buckeye’s other operating subsidiaries.  On February 22, 2013, FERC issued an order in Docket (“Dkt.”) No. IS12-185-000 et al. discontinuing the Buckeye Methodology, and affirming on rehearing its rejection of all rate increases filed in March 2012 (“Ratemaking Methodology Order”).  The Ratemaking Methodology Order permitted Buckeye to retain its currently-filed rates in place, to make future rate changes under market-based ratemaking authority in markets previously found to be competitive by FERC, and to make future rate changes in other markets pursuant to the generic FERC ratemaking methods, which would include indexing.  Subsequently, on March 28, 2013, Buckeye Pipe Line filed rate increases for services in the markets previously found to be competitive, and on May 30, 2013, Buckeye Pipe Line filed rate increases for most transportation services in the markets not previously found to be competitive; both sets of tariff filings became effective and are not subject to any FERC proceedings.

On September 20, 2012, five airlines jointly filed a complaint in FERC Dkt. No. OR12-28-000 alleging that Buckeye Pipe Line’s rates for the transportation of jet fuel to the three major New York City area airports were unreasonable and should be reduced and should be subject to reparations for past shipments, and that the Buckeye Methodology should end with respect to that transportation; on October 10, 2012, Buckeye Pipe Line filed a motion to dismiss and answer opposing the complaint and its relief, and subsequent pleadings were filed by both the airlines and by Buckeye Pipe Line.  On October 15, 2012, Buckeye Pipe Line filed an application in FERC Dkt. No. OR13-3-000 for authority to charge market-based rates for transportation to destinations in the New York City-area markets (the “Application”), because Buckeye Pipe Line lacked significant market power.  On December 14, 2012, five airlines intervened and filed comments in opposition to the application in Dkt. No. OR13-3-000.  On February 22, 2013, FERC issued an order setting the airline complaint in Dkt. No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order Buckeye Pipe Line to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  On February 28, 2013, FERC also issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to approve the Application, Buckeye Pipe Line would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28-000 complaint as to Buckeye Pipe Line’s future rates would be irrelevant prospectively.  On March 8, 2013, an order was issued consolidating, for settlement purposes, the complaint proceeding in Dkt. No. OR12-28-000 with the proceeding regarding the Application for market-based rates in the New York City market in Dkt. No. OR13-3-000 and settlement discussions under the supervision of the FERC settlement judge are ongoing.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” or setting fuel economy or air quality standards could result in increased operating costs or reduced demand for the liquid petroleum products, natural gas and other hydrocarbon products that we transport, store or otherwise handle in connection with our business.

In recent years, federal authorities such as the EPA and various state regulatory bodies have increasingly sought to regulate emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”).  Such regulation has targeted emissions from large industrial sources, such as factories, refineries and other manufacturing facilities, and for increasingly large classes of motor vehicles.

While most of these currently effective regulations have not had a material effect on our operations, expansions of the existing regulations or any future laws or regulations that may be adopted to address GHG emissions could require us to incur additional costs to reduce emissions of GHG associated with our operations. The effect on our operations could include increased costs to operate and maintain our facilities, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates we charge, such recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final regulations. In addition, laws or regulations regarding fuel economy, air quality or GHG gas emissions (for motor vehicles or otherwise) could include efficiency requirements or other methods of curbing carbon emissions that could adversely affect demand for the liquid petroleum products, natural gas and other hydrocarbon products that we transport, store or otherwise handle in connection with our business. A significant decrease in demand for petroleum products would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Changes made to governmental regulations governing the components of liquid petroleum products may necessitate changes to our pipelines and terminals which may require significant capital expenditures or result in lower pipeline volumes.  For instance, the increasing use of ethanol as a fuel additive, which is blended with gasoline at product terminals, may lead to reduced pipeline volumes and revenue which may not be totally offset by increased terminal blending fees we may receive at our terminals.

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

Our BORCO and St. Lucia operations may be adversely affected by economic, political and regulatory developments.

BORCO’s terminal facility and the St. Lucia terminal are located in The Bahamas and St. Lucia, respectively.  As a result, we are exposed to the risks of international operations, including political, economic and regulatory developments and changes in laws or policies affecting our terminal operations, as well as changes in the policies of the United States affecting trade, taxation and investment in other countries.  Any such developments or changes could have a material adverse effect on our business, results of operations and cash flow.

Compliance with laws and regulations that apply to our Caribbean operations increases the cost of doing business and could interfere with our ability to offer services or expose us to fines and penalties.  These numerous laws and regulations include the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials or agents.  Although policies designed to fully ensure compliance with these laws are in place, employees, contractors, or agents may violate the policies.  Any such violations could include prohibitions on our ability to offer services in the Caribbean and could have a material adverse effect on our business, financial results and cash flow.

Our results could be adversely affected by volatility in the price of refined petroleum products.

The Merchant Services segment buys and sells refined petroleum products in connection with its marketing activities.  If the values of refined petroleum products change in a direction or manner that we do not anticipate, we could experience financial losses from these activities.  Furthermore, when refined petroleum product prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operations.  Factors that could cause significant increases or decreases in commodity prices include changes in supply due to production constraints, weather, governmental regulations, and changes in consumer demand.  It is our practice to maintain a position that is substantially balanced between commodity purchases, on the one hand, and expected commodity sales or future delivery obligations, on the other hand. Through these transactions, we seek to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third-party users, such as wholesalers or retailers.  While our hedging policies are designed to minimize commodity price risk, some degree of exposure to unforeseen fluctuations in market conditions remains.  For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these sales transactions.  In addition, we are also exposed to basis risks in our hedging activities that arise when a commodity, such as ultra low sulfur diesel, is purchased at one pricing index but must be hedged against another commodity type, such as heating oil, because of limitations in the markets for derivative products.  We are also susceptible to basis risk created when we enter into financial hedges that are priced at a certain location, such as New York Harbor, but the sales or exchanges of the underlying commodity are at another location, such as Macungie, Pennsylvania, where prices and price changes might differ from the prices and price changes at the location upon which the hedging instrument is based.

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

Storage revenue represented 76% of BORCO’s total revenue for the year ended December 31, 2013. Currently, BORCO has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and one national oil company.  For the year ended December 31, 2013, 38% and 69% of BORCO’s storage revenue was derived from the top one and the top three customers, in aggregate, respectively.  We expect BORCO to continue to derive substantially all of its total revenue from a small number of customers in the future.  BORCO may be unsuccessful in renewing its storage contracts with its customers, and those customers may discontinue or reduce contracted storage from BORCO.  If any of BORCO’s customers, in particular its top three customers, significantly reduces its contracted storage with BORCO and if BORCO is unable to find other storage customers on terms substantially similar to the terms under BORCO’s existing storage contracts, our business, results of operations and cash flow could be adversely affected.

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

Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.  Cyber security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to, or otherwise disrupt, our pipeline control systems, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, including our pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

During 2007, the Department of Homeland Security promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to regulate the security of facilities that handle certain chemicals.  We have submitted to the Department of Homeland Security certain required information concerning our facilities in compliance with CFATS and, as a result, several of our facilities have been determined to be initially tiered as “high risk” by the Department of Homeland Security.  Due to this determination, we are required to prepare a security vulnerability assessment and possibly develop and implement site security plans required by CFATS.  The Department of Homeland Security began a concerted effort to enforce and further define the CFATS program in 2013, which we expect to continue.  At this time, we do not believe that compliance with CFATS will have a material effect on our business, financial condition, results of operations or cash flows.

In addition to CFATS, our domestic operations are also subject to other laws and regulations promulgated and enforced by other components of the Department of Homeland Security and the Department of Transportation.  Our operations in the Bahamas and in St. Lucia are subject to similar security-related regulations.  We believe that we currently comply in all material respects with security-related laws and regulations.  However, this is an area of continued regulatory developments for our industry and as such, we may incur increased operating costs based on developments associated with these regulations and ongoing compliance.  At this time, we do not believe that future compliance with these requirements will have a material effect on our business, financial condition, results of operations or cash flows.

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

The rulemaking process under the Act has not been completed, and the timeframes for compliance with rules under the Act that are effective remains uncertain.  Consequently, it is not possible at this time to determine the full effect that the Act and the rules and regulations adopted under the Act will have on our ability to continue to use the derivative products we currently utilize.  As a result of the imposition of capital, clearing and exchange-trading requirements, the Act and the rules and regulations under the Act may limit the availability of certain derivative products and/or may increase the costs of such products.  Additionally, the margin requirements applicable to certain derivative products may increase, resulting in such products becoming more expensive or uneconomical for us to use in our business.  Any requirement to post more collateral to our counterparties in excess of what we currently post to collateralize our obligations may have a negative impact upon our liquidity.  Position limits may be imposed upon certain derivative transactions, which may further restrict our ability to utilize these products.  To the extent that our dealer counterparties are required to spin-off their derivatives activities to a separate entity, that new entity may not be as creditworthy as the current dealer counterparty and, as a result, we may have to increase our exposure to less creditworthy counterparties or curtail our dealings with that counterparty.  The effects of the Act and the rules and regulations under the Act may also reduce our ability to monetize or restructure our existing derivative contracts.  If, as a result of the Act and the rules and regulations under the Act, we reduce our use of certain derivatives, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.  To the extent that we currently utilize exchange traded futures in our business, we do not anticipate that those products will be affected by the provisions of the Act and the rules and regulations under the Act described above.

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

The marketing business in our Merchant Services segment enters into sales contracts pursuant to which customers agree to buy refined petroleum products from us at a fixed price on a future date.  If our customers have not hedged their exposure to reductions in refined petroleum product prices and there is a price drop, then they could have a significant loss upon settlement of their fixed-price contracts with us, which could increase the risk of their nonpayment or nonperformance.  In addition, we generally have entered into futures contracts to hedge our exposure under these fixed-price contracts to increases in refined petroleum product prices.  If price levels are lower at settlement than when we entered into these futures contracts, then we will be required to make payments upon the settlement thereof.  Ordinarily, this settlement payment is offset by the payment received from the customer pursuant to the associated fixed-price contract.  We are, however, required to make the settlement payment under the futures contract even if a fixed-price contract customer does not perform.  Nonperformance under fixed-price contracts by a significant number of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

Hurricanes and other severe weather conditions, which may become more frequent as a result of climactic changes, could damage our facilities or disrupt our marine terminals or the operations of their customers, which could have a material adverse effect on our business, financial results and cash flow.

The operations of our facilities, in particular our marine terminals, could be impacted by severe weather conditions, including hurricanes.  Any such event could cause a serious business disruption or serious damage to our facilities, which could affect such facilities’ ability to provide services.  Additionally, such events could impact our facilities’ customers, and they may be unable to utilize our services.  In addition, many scientists believe that global climatic changes are occurring and are likely to lead to increased physical risks, including an increase in sea level, wetland and barrier island erosion, risks of flooding and changes in weather conditions, such as precipitation, average temperatures and extreme weather conditions or storms.  We own assets in communities that may be at risk from sea level rise, changes in weather conditions, storms and loss of the protection offered by coastal wetlands.  The portion of our assets that is located in these areas may be increasingly susceptible to storm damage that could be aggravated by wetland and barrier island erosion.  Existing weather-related risks and increased risks from additional future climate changes could have a material adverse effect on our business, financial condition, results of operation or cash flows.

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

Our Merchant Services segment follow risk management practices that are designed to minimize commodity price risk, credit risk and operational risk.  These practices and policies cannot, however, eliminate all price and price-related risks.  Additionally, noncompliance with such practices and policies by our employees or agents may create additional risk.  We cannot make any assurances that we will detect and prevent all violations of our risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of these practices or policies by our employees or agents could result in significant financial losses.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our LP Units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement.  Based upon our current operations, we believe we satisfy the qualifying income requirement.  Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%.  Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you.  Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced.  Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to holders of our LP Units, likely causing a substantial reduction in the value of our LP Units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation.  If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our LP Units could be negatively impacted.

The tax treatment of publicly traded partnerships or an investment in our LP Units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our LP Units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated our ability to be treated as a partnership for U.S. federal income tax purposes based on the qualifying income requirement. We are unable to predict whether any of these changes, or other proposals, will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our LP Units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our LP Units, and the costs of any such contest would reduce cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.  The IRS may adopt positions that differ from the positions we take.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our LP Units and the price at which they trade.  Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

Tax gain or loss on disposition of our LP Units could be more or less than expected.

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

Investment in LP Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them.  For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file United States federal tax returns and pay tax on their share of our taxable income.  If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our LP Units.

We treat each purchaser of LP Units as having the same tax benefits without regard to the LP Units actually purchased.  The IRS may challenge this treatment, which could adversely affect the value of the LP Units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our LP Units each month based upon the ownership of our LP Units on the first day of each month, instead of on the basis of the date a particular LP Unit is transferred.  The use of this proration method may not be permitted under existing U.S. Treasury Regulations.  The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders.  Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose LP Units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of LP Units) may be considered to have disposed of those LP Units.  If so, he would no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose LP Units are the subject of a securities loan may be considered to have disposed of the loaned LP Units.  In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those LP Units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those LP Units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those LP Units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their LP Units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination.  If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.  The IRS recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our LP Units.

In addition to U.S. federal income taxes, you may be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file non-U.S., state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We own property and conduct business in a number of states in the United States.  Most of these states impose an income tax on individuals, corporations and other entities.  Additionally, we also own property and conduct business in Puerto Rico, The Bahamas and in St. Lucia.  Under current law, you are not required to file a tax return or pay taxes in these jurisdictions.  As we make acquisitions or expand our business, we may own assets or conduct business in additional states or non-U.S. jurisdictions that impose a personal income tax.  It is a unitholder’s responsibility to file all non-U.S., federal, state and local tax returns.

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

Our operations in The Bahamas and St. Lucia are currently exempt from taxation.  In addition, our operations in Puerto Rico are currently partially exempt from taxation.  If our tax status in these non-U.S. jurisdictions were to change, such that we have more tax liability than we anticipate, our cash flow could be materially adversely affected.

BORCO is currently exempt from income and property tax in The Bahamas pursuant to concessions granted under the Hawksbill Creek Agreement between the Government of the Bahamas and the Grand Bahama Port Authority.  BORCO’s exemption from Bahamian taxation pursuant to the Hawksbill Creek Agreement is scheduled to expire in 2015.  While we anticipate that the Bahamian governmental authorities will extend the concessions under the Hawksbill Creek Agreement, if the Bahamian governmental authorities do not extend the concessions or BORCO’s tax status in The Bahamas were to otherwise change, such that BORCO has more tax liability than we anticipate, our cash flow could be materially adversely affected.

We are currently exempt from income taxes and duties in St. Lucia pursuant to concessions granted under the terms of our Tax Concession Agreement effective in 2007 and in effect for a minimum of 50 years.  If our tax status in St. Lucia were to change, such that our operations have more tax liability than we anticipate, our cash flow could be materially adversely affected.

We are subject to income taxes within the Commonwealth of Puerto Rico and in 2002, we were granted partial exemption under the Tax Incentives Act of 1998 (the “Act”).  Under the current terms of the grant, we are subject to an income tax rate of 4% to 7% on industrial development income.  The grant also provides additional exemptions as follows: (i) 90% exempt from real and personal property taxes, (ii) 60% exempt from municipal taxes on industrial development income, and (iii) 100% exempt from excise taxes imposed under Subtitle C of the Puerto Rico Internal Revenue Code, to the extent provided in Section 6(c) of the Act.  This favorable tax rate is scheduled to expire in 2022.  If our exemptions under the Act are not extended upon expiration or our tax status in Puerto Rico were to otherwise change, such that our operations have more tax liability than we anticipate, our cash flow could be materially adversely affected.

Item 1B.            Unresolved Staff Comments

None.

Item 2.                     Properties

We are managed primarily from two leased commercial business offices located in Breinigsville, Pennsylvania and Houston, Texas that are approximately 75,000 and 64,000 square feet in size, respectively.

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

We believe that we have sufficient title to our material assets and properties, possess all material authorizations and revocable consents from state and local governmental and regulatory authorities and have all other material rights necessary to conduct our business substantially in accordance with past practice.  Although in certain cases our title to assets and properties or our other rights, including our rights to occupy the land of others under easements, leases, licenses and permits, may be subject to encumbrances, restrictions and other imperfections, we do not expect any of such imperfections to materially detract from the value of such assets or properties or interfere materially with the conduct of our businesses.

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

On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas.  The vessel owner has claimed that it is entitled to limit its liability to approximately $17 million, but we are contesting the right of the vessel owner to such limitation.  A hearing in the Bahamas court on the vessel owner’s right to limit its liability was held on July 23, 2013, and the court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests have appealed that decision and the appeal is scheduled to be heard March 27, 2014.  We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs of the damaged sections are complete.  The aggregate cost to repair and reconstruct the damaged portions of the jetty was approximately $25 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of December 31, 2013, we had a $5 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing reimbursement of the deductible.  Additionally, we have received cash proceeds of $15.3 million related to insurance reimbursements as of December 31, 2013, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  As of December 31, 2013, no gain had been recognized; however, we recorded a $12.7 million deferred gain in “Accrued and other current liabilities” in our consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On December 3, 2012, a complaint was filed in the Circuit Court for Washington County, Wisconsin by Chad Altschafl, et al., as plaintiffs, naming Buckeye, Buckeye Pipe Line Services Company (“Services Company”), BPH, Buckeye Pipe Line, West Shore, and Zurich American Insurance Co. as defendants, which complaint was amended by the plaintiffs on April 18, 2013, August 1, 2013 and again on September 23, 2013.  The plaintiffs are owners of 216 properties located in and around Jackson, Wisconsin.  The complaint attempts to allege various emotional distress and property damage claims under Wisconsin law arising out of a release of gasoline from a pipeline owned by West Shore in the Town of Jackson, Wisconsin on July 17, 2012.  On January 21, 2013, we filed an answer to the complaint, denying plaintiffs’ claims and asserting affirmative defenses.  No dollar amount of damages is stated in the complaint, but the plaintiffs seek damages to reimburse them for, among other things, alleged costs of restoring their properties, of installing a permanent supply of potable water, and the alleged diminution in value of their properties.  The plaintiffs also seek punitive damages.  Pursuant to the scheduling order entered in the case, a trial is scheduled to begin in August 2015, but the timing or outcome of final resolution of this matter cannot reasonably be determined at this time.  Buckeye, Services Company, BPH and Buckeye Pipe Line are entitled to certain indemnifications by West Shore pursuant to an agreement between Buckeye Pipe Line and West Shore, which we believe would result in West Shore indemnifying us for any losses stemming from this litigation.  In addition, West Shore has insurance that we believe should cover such losses, subject to a $3.0 million deductible.  West Shore is pursuing that insurance coverage.

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line New York City Jet Fuel Rates. On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging Buckeye Pipe Line’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at Buckeye Pipe Line’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, Buckeye Pipe Line filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by Buckeye Pipe Line in excess of costs would be irrelevant because Buckeye Pipe Line’s rates are set under a FERC-approved program that ties rates to competitive levels.  Buckeye Pipe Line also sought dismissal of the complaint to the extent it seeks to challenge the portion of Buckeye Pipe Line’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  Buckeye Pipe Line further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under Buckeye Pipe Line’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to Buckeye Pipe Line’s motion to dismiss and answer.  On November 9, 2012, Buckeye Pipe Line filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Dkt. No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order Buckeye Pipe Line to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint. Buckeye Pipe Line intends to vigorously defend its rates.  On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding Buckeye Pipe Line’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge are ongoing.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR13-3-000 — Buckeye Pipe Line’s Market-Based Rate Application. On October 15, 2012, Buckeye Pipe Line filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, Buckeye Pipe Line seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports.  The jet fuel rates were also the subject of the airlines’ OR12-28-000 complaint discussed above.  On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection.  On January 14, 2013, Buckeye Pipe Line filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest.  On January 29, 2013, the protestants responded to Buckeye Pipe Line’s answer, and on February 13, 2013, Buckeye Pipe Line filed a further answer to the protestants’ January 29, 2013 pleading.  On February 28, 2013, FERC issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  As discussed above, the Application has been consolidated with the complaint proceeding in Dkt. No. OR12-28-000 for settlement purposes and settlement discussions under the supervision of the FERC settlement judge are ongoing.  If FERC were to approve the Application, Buckeye Pipe Line would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28-000 complaint as to Buckeye Pipe Line’s future rates would be irrelevant prospectively.  The timing or outcome of FERC’s review of the Application cannot reasonably be determined at this time.

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

In May 2013, the Pipeline Hazardous Materials Safety Administration issued a proposed penalty totaling $0.4 million in connection with a product release that occurred in Linden, New Jersey in May 2010. We contested portions of the proposed penalty and in early February 2014 PHMSA issued a final order agreeing in part and required that we pay a reduced penalty amount of $0.3 million.

In September 2012, the Attorney General of the State of Illinois filed a complaint under the caption the People of the State of Illinois, et al v. Buckeye Pipe Line Company, L.P. (“BPLC”), et al. in connection with an alleged release of jet fuel on or about August 27, 2012, from a pipeline owned by West Shore Pipe Line Company and operated by BPLC in Palos Park, Illinois. In December 2013, the consent order was entered by the Circuit Court of Cook County, Illinois with the aggregate penalty amount for both West Shore and BPLC marginally exceeding $0.1 million.

Item 4.                     Mine Safety Disclosures

Not applicable.

PART II

Item 5.                     Market for the Registrant’s Units, Related Unitholder Matters, and Issuer Purchases of Units

Our LP Units are listed and traded on the NYSE under the symbol “BPL.”  The high and low sales prices of our LP Units during the years ended December 31, 2013 and 2012, as reported in the NYSE Composite Transactions, were as follows:

	2013		2012
Quarter	High	Low	High	Low
First	$61.32	$45.72	$64.95	$58.50
Second	70.50	58.33	61.37	44.55
Third	73.44	64.19	54.68	47.06
Fourth	72.47	62.00	50.91	44.37

The following graph compares the total unitholder return performance of our LP Units with the performance of (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP index.  The Alerian MLP Index is a composite of the 50 most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class.  The graph assumes that $100 was invested in our LP Units and each comparison index beginning on December 31, 2008 and that all distributions or dividends were reinvested on a quarterly basis.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Buckeye Partners, L.P.	$100.00	$183.29	$239.43	$244.35	$187.66	$313.56
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Alerian MLP Index	100.00	176.41	239.66	272.92	286.01	364.90

We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we estimate our number of beneficial unitholders to be approximately 159,538 at December 31, 2013.

Cash distributions paid to LP Unitholders for the periods indicated were as follows:

Record Date	Payment Date	Amount Per LP Unit
February 21, 2011	February 28, 2011	$0.9875
May 16, 2011	May 31, 2011	1.0000
August 15, 2011	August 31, 2011	1.0125
November 14, 2011	November 30, 2011	1.0250

February 21, 2012	February 29, 2012	$1.0375
May 14, 2012	May 31, 2012	1.0375
August 15, 2012	August 31, 2012	1.0375
November 12, 2012	November 30, 2012	1.0375

February 19, 2013	February 28, 2013	$1.0375
May 16, 2013	May 31, 2013	1.0500
August 12, 2013	August 20, 2013	1.0625
November 12, 2013	November 19, 2013	1.0750

On February 7, 2014, we announced a quarterly distribution of $1.0875 per LP Unit that will be paid on February 25, 2014, to unitholders of record on February 18, 2014.  Based on the LP Units outstanding as of December 31, 2013, cash distributed to LP unitholders on February 25, 2014 will total $125.5 million.

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

	Year Ended December 31,
	2013	2012	2011	2010 (1)	2009 (1)
Income Statement Data:
Revenue	$5,054,101	$4,285,903	$4,693,620	$3,055,931	$1,671,209
Operating income (2)	478,041	344,536	365,845	262,513	172,883
Income from continuing operations (2)	351,599	235,879	291,827	182,642	110,876
Earnings per unit - diluted from continuing operations (3)	$3.23	$2.37	$3.15	$0.95	$0.94
Cash distributions per LP Unit - declared	$4.23	$4.15	$4.03	$3.83	$3.63

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets (4)	$7,005,563	$5,981,009	$5,570,376	$3,574,216	$3,486,571
Long-term debt	3,092,711	2,735,244	2,393,574	1,519,393	1,500,495
Total Buckeye Partners, L.P. capital (5)	3,065,665	2,372,313	2,303,169	1,392,405	242,334

(1)         On November 19, 2010, we consummated a transaction pursuant to a plan and agreement of merger (the “Merger Agreement”) with our general partner, BGH, BGH’s general partner and Grand Ohio, LLC (“Merger Sub”), our subsidiary.  The exchange of BGH’s units for our LP Units was accounted for as a BGH equity issuance, and pursuant to the Merger Agreement, Merger Sub was merged into BGH, with BGH as the surviving entity (the “Merger”) for accounting purposes.  The financial information for the periods prior to the effective date of the Merger is that of BGH. Although Buckeye is the surviving entity for legal purposes, BGH is the surviving entity for accounting purposes. Because BGH controlled Buckeye prior to the Merger, Buckeye’s financial statements were consolidated into BGH.

(2)         During 2012 and 2010, we recorded a $60 million asset impairment in our Pipelines & Terminals segment (see Note 5 in the Notes to the Consolidated Financial Statements) and a $21.1 million modification of an equity compensation plan, respectively.

(3)         In connection with the Merger, the incentive compensation agreement (also referred to as the incentive distribution rights) held by our general partner was cancelled, and the general partner units held by our general partner (representing an approximate 0.5% general partner interest in us) were converted to a non-economic general partner interest.  Additionally, pursuant to the Merger, BGH’s unitholders received a total of approximately 20 million of Buckeye’s LP Units in exchange for all outstanding BGH common units and management units.  As a result, the number of Buckeye’s LP Units outstanding increased from 51.6 million to 71.4 million.  However, for historical reporting purposes, the impact of this change was accounted for as a reverse split of BGH’s units of 0.705 to 1.0, together with the addition of Buckeye’s existing LP Units.

(4)         Includes $181.7 million of assets held for sale as of December 31, 2013 relating to the Natural Gas Storage disposal group (see Note 4 in the Notes to Consolidated Financial Statements for further discussion).

(5)         Prior to the Merger, BGH’s noncontrolling interests primarily related to equity interests of Buckeye that were not owned by BGH.  In connection with the Merger, total Buckeye capital substantially increased with the elimination of such noncontrolling interests.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report.

Business Overview

We own and operate one of the largest independent liquid petroleum products pipeline systems in the United States in terms of volumes delivered, miles of pipeline, and active product terminals.  In addition, we operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and perform certain engineering and construction management services for third parties.  Furthermore, we are a wholesale distributor of refined petroleum products in the United States in areas also served by our pipelines and terminals.  Beginning in late 2012, we began to provide fuel oil supply and distribution services to third parties in the Caribbean.  Our flagship marine terminal in The Bahamas, BORCO, is one of the largest marine crude oil and petroleum products storage facilities in the world, serving the international markets as a global logistics hub.

We also own and operate a natural gas storage facility in Northern California.  In December 2013, our Board of Directors approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  Furthermore, we have excluded the disposal group’s financial results from our business segment disclosures for the periods presented in this report.  For additional information, see Note 4 in the Notes to Consolidated Financial Statements.

Additionally, in December 2013, we changed our organizational structure to align our strategic business units into four reportable segments: Pipelines & Terminals, Global Marine Terminals, Merchant Services and Development & Logistics.  See Note 26 in the Notes to Consolidated Financial Statements for a more detailed discussion of our business segments. We have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.

Our primary business objective is to provide stable and sustainable cash distributions to our LP Unitholders, while maintaining a relatively low investment risk profile.  The key elements of our strategy are to: (i) operate in a safe and environmentally responsible manner; (ii) maximize utilization of our assets at the lowest cost per unit; (iii) maintain stable long-term customer relationships; (iv) optimize, expand and diversify our portfolio of energy assets; and (v) maintain a solid, conservative financial position and our investment-grade credit rating.

Overview of Operating Results

Net income attributable to our unitholders was $160.3 million for the year ended December 31, 2013, which was a decrease of $66.1 million, or 29% from $226.4 million for the corresponding period in 2012. Operating income was $478.0 million for the year ended December 31, 2013, which is an increase of $133.5 million, or 38.7%%, from $344.5 million the corresponding period in 2012.  Our results for the year ended December 31, 2013 includes year-over-year improvement in each of our operating segments.  Continued excess supply of natural gas, minimal volatility in natural gas prices and compressed seasonal spreads resulted in a decision by our Board of Directors to approve a plan to divest our Natural Gas Storage business.  In the fourth quarter of 2013, we recorded a non-cash asset impairment charge of $169 million.

Revenues for our Pipelines & Terminals segment grew significantly in 2013, primarily from the impact of capital investments in internal growth and diversification initiatives, including expanded butane blending capabilities, crude-handling services, as well as storage and throughput of other hydrocarbons.  Pipeline transportation and terminalling throughput volumes increased year-over-year driven by changes in regional production and supply, commodity pricing arbitrage favoring East and Gulf Coast over Midwest supply and an increase in distillate volumes, primarily due to a colder than usual winter in 2013 resulting in higher heating oil movements.  The change over prior year was additionally impacted by a non-cash asset impairment charge in the fourth quarter of 2012 of $60 million related to the idling of a portion of Buckeye’s NORCO pipeline system.

Our Global Marine Terminals segment benefited from year-over-year contribution driven by the 4.7 million barrels of expansion capacity at BORCO put in operation since mid-2012.  In addition to the storage revenue contribution from the expansion capacity, increased customer utilization of our facilities and the changing product mix at our BORCO facility generated higher ancillary revenues for the period.  In 2013, the Global Marine Terminals segment was adversely impacted by certain tankage taken out of service to facilitate projects intended to improve our ability to handle heavy crude volumes sourced from South America and potentially from Canada.  We continued to explore the diversification opportunities with our assets and to take advantage of the flexibility of our terminals to offer additional services such as butanization and other crude initiatives.  Integration of the terminals acquired from Hess in December 2013 is expected to allow further product diversification for Buckeye, as we will be able to leverage our existing assets to provide a broader array of services to the customers at these new terminals.

Additionally, our Merchant Services segment continued to see benefits from our risk mitigation strategy initiated in 2012, which includes focusing on fewer, more strategic locations in which to transact business, better managing our inventories and reducing the cost structure of the business.  Sales volumes increased as we executed this strategy.  Furthermore, we benefited from improved rack margins, largely the result of renewable identification number (“RIN”) sales.  Our Merchant Services segment generates RINs through its ethanol blending and bio-blended diesel activities.  The market for RINs, which are legislatively required to be purchased by refiners, experienced a substantial increase in value during the first half of the year.  In the latter half of 2013, the value of RINs declined as the U.S. Environmental Protection Agency lowered the required blend volumes for renewable fuels.  Although RIN values have declined considerably since their elevated levels in the first half of the year, RIN sales still made a positive contribution to our Merchant Services segment.  Our marketing operations remain a catalyst for incremental utilization of our Pipelines & Terminals assets as the contribution from Merchant Services has been greater than its standalone reported results. Segment revenue also increased as a result of the launch of our fuel oil marketing business in the Caribbean.  We supply fuel oil and hedge it in a highly correlated market.

Key contributors to growth for our Development & Logistics segment include our third-party engineering and operations business, which benefited from improved margins and new contract operations opportunities.  In addition, contributions from the liquefied petroleum gas (“LPG”) storage caverns continue to increase due to the return of recent capital investments and rail capabilities at these facilities.

In 2013, the discontinued operations of our natural gas storage facility declined over 2012 results due to a non-cash asset impairment charge, unfavorable market conditions, including low natural gas prices, compressed seasonal spreads and low volatility.

See the “Results of Operations” section below for further discussion and analysis of our operating segments.

Results of Operations

            Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2013	2012	2011
Revenue	$5,054,101	$4,285,903	$4,693,620
Costs and expenses	4,576,060	3,941,367	4,327,775
Operating income	478,041	344,536	365,845
Earnings from equity investments	5,243	6,100	10,434
Gain on sale of equity investment	—	—	34,727
Interest and debt expense	(130,920)	(114,980)	(119,561)
Other income (expense)	295	(452)	190
Income from continuing operations, before taxes	352,659	235,204	291,635
Income tax (expense) benefit	(1,060)	675	192
Income from continuing operations	351,599	235,879	291,827
Loss from discontinued operations (1)	(187,174)	(5,328)	(177,163)
Net income	164,425	230,551	114,664
Less: Net income attributable to noncontrolling interests	(4,152)	(4,134)	(6,163)
Net income attributable to Buckeye Partners, L.P.	$160,273	$226,417	$108,501
Earnings (loss) per unit - diluted
Continuing operations	$3.23	$2.37	$3.15
Discontinued operations	$(1.74)	$(0.05)	$(1.95)

(1)         Represents loss from the operations of our Natural Gas Storage disposal group.  See Note 4 in the Notes to Consolidated Financial Statements for more information.

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable financial measure under generally accepted accounting principles (“GAAP”), to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$471,091	$409,541	$361,018
Global Marine Terminals	149,740	128,581	112,996
Merchant Services	12,616	1,144	1,797
Development & Logistics	15,367	13,174	7,932
Adjusted EBITDA from continuing operations	$648,814	$552,440	$483,743

Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable Cash Flow:
Income from continuing operations	$351,599	$235,879	$291,827
Less: Net income attributable to non-controlling interests	(4,152)	(4,134)	(6,163)
Income from continuing operations attributable to Buckeye Partners, L.P.	347,447	231,745	285,664
Add: Interest and debt expense	130,920	114,980	119,561
Income tax expense (benefit)	1,060	(675)	(192)
Depreciation and amortization	147,591	138,857	112,398
Non-cash unit-based compensation expense	21,013	18,577	8,601
Asset impairment expense	—	59,950	—
Hess acquisition and transition expense	11,806	—	—
Less: Amortization of unfavorable storage contracts (1)	(11,023)	(10,994)	(7,562)
Gain on sale of equity investment	—	—	(34,727)
Adjusted EBITDA from continuing operations	648,814	552,440	483,743
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(122,471)	(111,511)	(111,941)
Income tax expense, excluding non-cash taxes	(717)	(1,095)	(6)
Maintenance capital expenditures	(71,476)	(54,070)	(57,251)
Distributable cash flow from continuing operations	$454,150	$385,764	$314,545

(1)         Represents the amortization of the negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes transported and average daily throughput for the Pipelines & Terminals segment and total volumes sold for the Merchant Services segment for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	717.8	701.9	668.1
Jet fuel	334.4	339.2	340.6
Middle distillates (1)	345.7	318.6	327.0
Other products (2)	28.5	25.9	22.4
Total pipelines throughput	1,426.4	1,385.6	1,358.1
Terminals:
Products throughput (3)	975.1	916.7	756.0

Merchant Services (in millions of gallons):
Sales volumes (4)	1,371.5	1,125.9	1,337.8

(1)         Includes diesel fuel and heating oil.

(2)         Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)         Amounts for 2013, 2012 and 2011 include throughput volumes at terminals acquired from Hess, BP and ExxonMobil on December 11, 2013, June 1, 2011 and July 19, 2011, respectively.

(4)         Amounts for 2013 and 2012 include volumes related to fuel oil supply and distribution services which began in late 2012.

            Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated

Adjusted EBITDA was $648.8 million for the year ended December 31, 2013, which is an increase of $96.4 million, or 17.4%, from $552.4 million for the corresponding period in 2012.  The increase in Adjusted EBITDA was primarily related to positive contributions from increased pipeline and terminalling volumes directly attributable to growth capital spending and higher blending capabilities, particularly butane blending, in the Pipelines & Terminals segment and increased storage capacity at and customer utilization of our BORCO facility in the Global Marine Terminals segment.  In addition, higher margins in the Merchant Services segment were primarily due to lower product costs resulting from risk management activities and the generation of RINs.

Revenue was $5,054.1 million for the year ended December 31, 2013, which is an increase of $768.2 million, or 17.9%, from $4,285.9 million for the corresponding period in 2012.  The increase in revenue was primarily related to new fuel oil supply and distribution services in the Caribbean and increased product sales volumes in our Merchant Services segment.  In addition, revenue in our Pipelines & Terminals segment increased as a result of increased pipeline and terminalling volumes directly attributable to our growth capital spending and higher butane blending capabilities.  Our Global Marine Terminals segment benefitted from incremental storage capacity brought online at our BORCO facility.

Operating income was $478.0 million for the year ended December 31, 2013, which is an increase of $133.5 million, or 38.7%%, from $344.5 million the corresponding period in 2012.  The increase in operating income was primarily related to increased pipeline and terminalling volumes directly attributable to our growth capital spending and diversification initiatives, as well as a non-cash asset impairment charge in 2012 in the Pipelines & Terminals segment. In addition, higher margins and lower operating costs in our Merchant Services segment contributed to our overall increase in operating income.  These increases in operating income were offset by increased operating and depreciation expense largely attributable to the capacity expansion completed and brought online in the Global Marine Terminals segment.

Distributable cash flow was $454.2 million for the year ended December 31, 2013, which is an increase of $68.4 million, or 17.7%, from $385.8 million for the corresponding period in 2012.  The increase in distributable cash flow was primarily related to an increase of $96.4 million in Adjusted EBITDA as described above, partially offset by an increase in maintenance capital expenditures of $17.4 million and increase in interest expense of $11.0 million related to long-term debt issuances in 2013, including the debt issued in the fourth quarter of 2013 to partially fund the Hess Terminals acquisition.

Adjusted EBITDA by Segment

Pipelines & Terminals.  Adjusted EBITDA from the Pipelines & Terminals segment was $471.1 million for the year ended December 31, 2013, which was an increase of $61.6 million, or 15.0%, from $409.5 million for the corresponding period in 2012.  The positive factors impacting Adjusted EBITDA were related to $49.6 million of incremental revenue from capital investments in internal growth and diversification initiatives, including expanded butane blending capabilities, crude-handling services, as well as storage and throughput of other hydrocarbons, a $17.8 million increase in revenue due to higher pipeline and terminalling volumes on our legacy assets, $6.9 million increase in revenue resulting from an increase in pipeline capacity rentals, terminalling storage contracts and throughput and storage revenue at the terminals acquired from Hess in December 2013, $5.6 million more of favorable settlement experience despite the successful resolution of a $10.6 million product settlement allocation matter in 2012 and a $0.7 million increase in earnings due to the purchase of an additional ownership interest in WesPac Memphis in the second quarter of 2013.

The negative factors impacting Adjusted EBITDA were a $16.9 million increase in operating expenses, primarily related to higher operating costs due to internal growth and pipeline integrity costs, a $1.2 million decrease in revenue due to lower average pipeline tariff rates resulting from shorter-haul shipments and a $0.9 million decrease in earnings from equity investments due to higher maintenance costs.

Pipeline volumes increased by 2.9% due to stronger demand for gasoline and middle distillates resulting from changes in regional production and supply, partially offset by the idling of a portion of our NORCO pipeline system in early 2013.  Terminalling volumes increased by 6.4% due to higher demand for gasoline, distillates and other hydrocarbons, resulting from new customer contracts and service offerings at select locations, effective commercialization of acquired assets, continued positive contribution from our recently completed internal growth projects and favorable market conditions.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $149.7 million for the year ended December 31, 2013, which was an increase of $21.1 million, or 16.4%, from $128.6 million for the corresponding period in 2012.  The positive factors impacting Adjusted EBITDA were a $28.9 million increase in storage revenue primarily as a result of incremental storage capacity brought online at our BORCO facility and assets acquired from Hess in December 2013 and a $5.3 million increase in revenues from ancillary services due to increased customer utilization of our facilities.  Ancillary services include the berthing of ships at our jetties and heating services.

The increase in revenue was offset by a $13.1 million increase in operating expenses primarily due to increased costs necessary to operate the expanded capabilities of the BORCO facility, one-time costs related to certain organizational changes in the second quarter of 2013 and costs associated with taking certain tankage out of service for maintenance activities and project work to improve the capabilities for handling anticipated heavy crude volumes.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $12.6 million for the year ended December 31, 2013, which was an increase of $11.5 million from $1.1 million for the corresponding period in 2012.  In 2012, we developed and executed a strategy to mitigate basis risk that included the reduction of refined petroleum product inventories in the Midwest.  In 2013, we continued to benefit from the execution of our strategy, which included focusing on fewer, more strategic locations in which to transact business, better managing our inventories and reducing the cost structure of the business.  Sales volumes increased as we executed this strategy.  In addition, beginning in late 2012, the segment began to provide fuel oil supply and distribution services to third parties in the Caribbean.  This activity has also contributed to our increase in sales volumes for the period.  Furthermore, we benefited from improved rack margins, largely the result of risk management activities to lower product costs, and the generation of RINs, which are tradable “credits” generated by blending biofuels into finished gasoline or diesel products.

The increase in Adjusted EBITDA was primarily related to a $651.4 million increase in revenue, which included a $728.4 million increase due to 21.8% of higher sales volumes, offset by a $77.0 million decrease as a result of a $0.06 per gallon decrease in refined petroleum product sales price (average sales prices per gallon were $2.91 and $2.97 for the 2013 and 2012 periods, respectively) and a $0.8 million decrease in operating expenses primarily related to overhead costs.

The increase in revenue was partially offset by a $640.7 million increase in cost of product sales, which included a $725.3 million increase due to 21.8% of higher sales volumes, offset by a $84.6 million decrease as a result of a $0.06 per gallon decrease in refined petroleum product cost price (average cost prices per gallon were $2.89 and $2.95 for the 2013 and 2012 periods, respectively).

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $15.4 million for the year ended December 31, 2013, which was an increase of $2.2 million, or 16.6%, from $13.2 million for the corresponding period in 2012.  The increase in Adjusted EBITDA was primarily due to an $8.1 million increase in third-party engineering and operations revenue as a result of new contracts and higher fees and a $0.9 million increase in revenue related to the LPG storage caverns, partially offset by a $6.0 million increase in third-party engineering and operations expense and a $0.8 million increase in operating expenses, which primarily related to overhead costs.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated

Adjusted EBITDA was $552.4 million for the year ended December 31, 2012, which is an increase of $68.7 million, or 14.2%, from $483.7 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily related to positive contribution as a result of a full period of operating activities for 2011 acquisitions, the benefit of contributions from growth capital spending and higher blending capabilities, particularly butane blending, in the Pipelines & Terminals segment, as well as increased storage capacity and customer utilization of our BORCO facility in the Global Marine Terminals segment.

Revenue was $4,285.9 million for the year ended December 31, 2012, which is a decrease of $407.7 million, or 8.7%, from $4,693.6 million for the corresponding period in 2011. The decrease in revenue was primarily related to a net decrease in revenue in the Merchant Services segment, which was partially offset by the revenue generated due to a full period of operations for the 2011 acquisitions in the Pipelines & Terminals segment, as well as increased storage revenue as a result of 1.9 million barrels of incremental storage capacity brought online, the Perth Amboy Facility acquisition in 2012 and new service offerings providing fuel oil supply and distribution services in the Global Marine Terminals segment.

Operating income was $344.5 million for the year ended December 31, 2012, which is a decrease of $21.3 million, or 5.8%, from $365.8 million the corresponding period in 2011. The decrease in operating income was primarily related to a non-cash asset impairment charge in 2012 and an increase in depreciation and amortization due to the assets acquired in 2011 in the Pipelines & Terminals segment and the upgrades and expansions of the jetty structure in the Global Marine Terminals segment.  These decreases were partially offset by positive contribution as a result of a full period of operating activities for 2011 acquisitions in the Pipelines & Terminals segment.

Distributable cash flow was $385.8 million for the year ended December 31, 2012, which is an increase of $71.2 million, or 22.6%, from $314.5 million for the corresponding period in 2011. The increase in distributable cash flow was primarily related to an increase of $68.7 million in Adjusted EBITDA as described above.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $409.5 million for the year ended December 31, 2012, which was an increase of $48.5 million, or 13.4%, from $361.0 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were related to a $34.4 million increase in revenue due to a full period of operations for the assets acquired in 2011, a $31.7 million increase in revenue due to higher average pipeline tariff rates, resulting from tariff increases and long-haul shipments, and terminalling contract rate escalations on our legacy assets, $11.1 million of favorable settlement experience, a $7.9 million increase in revenue due to higher blending capabilities in the Northeast, particularly butane blending, and a $1.6 million increase in revenue due to higher terminalling volumes. The favorable settlement experience primarily related to the successful resolution of a $10.6 million product settlement allocation matter related to certain pipeline transportation-related services provided by Buckeye over a period of several years, of which $7.8 million related to services rendered in prior years but, for accounting purposes, was not recognized in revenue until the current period.

The negative factors impacting Adjusted EBITDA were a $12.1 million increase in operating expenses related to a full period of operations of the assets acquired in 2011, which included acquisition and transition expenses, a $8.5 million decrease in other revenue, resulting from a decrease in terminalling storage contracts primarily due to market backwardation of refined petroleum products, a $4.3 million decrease in earnings from equity investments primarily due to higher environmental remediation costs at West Shore and the sale of our interest in West Texas LPG Pipeline Limited Partnership in 2011, a $4.3 million increase in operating expenses, which included integrity program expenditures, payroll costs, operating power and utilities, insurance and environmental remediation expenses, $3.8 million in fees related to the FERC proceedings, $3.7 million increase in expenses related to the relocation of certain operations and administrative support functions to our Houston, Texas headquarters, and $1.5 million of fees related to the temporary suspension of ethanol offloading capabilities at our Albany facility.

Overall pipeline and terminalling volumes increased by 2.0% and 21.3%, respectively, primarily as a result of the assets acquired in 2011. Legacy pipeline volumes declined marginally as a result of seasonal fluctuations in heating oil, a temporary shut-down of one of our pipelines for emergency maintenance, and business interruptions caused by Hurricane Sandy, offset by higher demand for gasoline. Legacy terminalling volumes increased by 1.6% due to higher demand for gasoline and distillates, new customer contracts and service offerings at select locations, including crude oil services and the benefit of contributions from growth capital spending.

Global Marine Terminals. Adjusted EBITDA from the Global Marine Terminals segment was $128.6 million for the year ended December 31, 2012, which was an increase of $15.6 million, or 13.8%, from $113.0 million for the corresponding period in 2011. The positive factors impacting Adjusted EBITDA were primarily related to a $9.8 million increase in revenue due to the Perth Amboy Facility acquired in 2012, a $7.9 million decrease in acquisition and transition expenses, a $6.0 million increase in storage revenue as a result of 1.9 million barrels of incremental storage capacity brought online, a $5.0 million increase in ancillary revenues, including berthing, which represents ships that utilize the jetties, and heating services due to increased customer utilization of our facilities and $1.7 million decrease in income allocated to non-controlling interests related to the remaining 20% ownership interest in BORCO not acquired by us until February 16, 2011.

The increase in revenue was partially offset by a $14.8 million increase in operating expenses primarily as a result of increased customer utilization of our facilities, increased costs necessary to operate the expanded facilities and the Perth Amboy Facility acquired in 2012.

Merchant Services. Adjusted EBITDA from the Merchant Services segment was $1.1 million for the year ended December 31, 2012, which was a decrease of $0.7 million, or 36.3%, from $1.8 million for the corresponding period in 2011. In early 2012, we developed and executed a strategy to mitigate basis risk, which included the reduction of refined petroleum product inventories in the Midwest. As a result, losses generated from the execution of our strategy contributed to the decrease in Adjusted EBITDA. During the period, we continued to aggressively manage our inventory levels and reduce our exposure to market backwardation, despite sustained adverse market conditions. In addition, we had a $2.2 million decrease in biodiesel tax credits, which are recorded as a reduction of cost of sales. In early 2013, legislative changes resulted in retroactive recognition of biodiesel tax credits for year 2012.

The decrease in Adjusted EBITDA was primarily related to a $549.7 million decrease in revenue, which included a $616 million decrease due to 15.8% of lower sales volumes, offset by a $66.3 million increase as a result of a $0.06 per gallon increase in refined petroleum product sales price (average sales prices per gallon were $2.97 and $2.91 for the 2012 and 2011 periods, respectively).

The decrease in revenue was partially offset by a $546.6 million decrease in cost of product sales, which included a $613.2 million decrease due to 15.8% of lower sales volumes, offset by $66.6 million increase as a result of a $0.06 per gallon increase in refined petroleum product cost price (average cost prices per gallon were $2.95 and $2.89 for the 2012 and 2011 periods, respectively) and a $2.4 million decrease in operating expenses primarily related to overhead costs.

Development & Logistics. Adjusted EBITDA from the Development & Logistics segment was $13.2 million for the year ended December 31, 2012, which was an increase of $5.2 million, or 66.1%, from $7.9 million for the corresponding period in 2011. The increase in Adjusted EBITDA was primarily due to a $4.5 million increase in revenue related to the LPG storage caverns acquired in November 2011, a $2.6 million increase in third-party engineering and operations revenue as a result of new contracts and higher fees, partially offset by a $0.8 million increase in third-party engineering and operations expense, a $0.6 million increase in operating expenses for the LPG storage caverns and a $0.5 million increase in operating expenses, which primarily related to overhead costs.

General Outlook for 2014

Overall, we continue to expect growth capital investments in our businesses to drive meaningful improvement in year-over-year performance.  There are numerous projects currently underway that we expect to be completed in 2014 and contribute incremental cash flow.  Our Perth Amboy transformation efforts continue.  We expect the pipeline connection from our Perth Amboy and Port Reading marine terminals to our Linden facility, which throughputs over 0.5 million barrels per day to Buckeye’s eastern system and serves Western Pennsylvania and Upstate New York, to be operational early in the second quarter.  In addition, the crude rail loading and unloading facility is expected to be completed in mid-2014.  This facility will provide customers with the optionality to unload crude rail cars and deliver product via truck, barge, ship or pipeline.  In addition, various storage tank and manifold improvements are expected to be completed at the facility to service Chevron and other customers and to drive incremental revenues.

At our Chicago Complex, which is our Midwestern hub, we are constructing 1.1 million barrels of crude storage for a large customer to provide flexibility in supply for a refinery.  We expect this storage to be operational in the second half of 2014.  We are also expanding the pipeline connectivity at the Chicago Complex to allow greater transshipment capability, which will allow us to meet peak demand and provide more product diversification capabilities for our customers.  In addition, this increased connectivity will allow us to offer additional refined products storage capacity at the Complex.

Expansion of our butane blending capabilities across our system is also planned for 2014.  We intend to increase the number of locations with the ability to blend butane domestically, including certain of the newly acquired Hess terminals, and internationally at our BORCO facility.  We expect butane to continue to be a strong earnings contributor for Buckeye as we do not foresee any significant disruptions in the margin opportunities for butane.

Integration of the 20 terminals acquired from Hess remains a top priority for Buckeye into 2014.  We are pleased with the early results from these assets and remain confident we will be able to meet our integration plan.

We expect our Merchant Services segment to play an important role in driving higher utilization across our system.  This segment will be an important catalyst as we look to optimize waterborne supply for the new marine terminals acquired from Hess.   In addition, we are exploring additional opportunities for this business to serve our other Pipelines & Terminals and Global Marine Terminals assets.

We do not expect any significant change in macro-economic demand for petroleum products in the markets we serve absent a significant change in the economy.  Volumes on our pipeline systems and terminals are expected to experience moderate growth, primarily the result of capital projects.  Tariffs growth is expected on both our market-based and index-based system.  Tariffs on our pipelines serving the New York City airports remain subject to the ongoing FERC matter.

We continue to look for ways to provide new solutions for our customers by leveraging our existing asset footprint.  Ultimately, our ability to increase transportation and storage revenues is largely dependent on the strength of the overall economy in the markets we serve.

We believe that, under current market conditions, we could raise additional capital in both the debt and equity markets on acceptable terms.  This could include utilizing the at-the-market equity issuance program, which is the most cost-efficient means to raise equity if necessary.

We will continue to evaluate opportunities throughout 2014 to acquire or construct assets that are complementary to our businesses and support our long-term growth strategy and will determine the appropriate financing structure for any opportunity we pursue.

We expect to divest our non-core Natural Gas Storage business during 2014 and will reflect the financial results of this business as discontinued operations.

The forward-looking statements contained in this “General Outlook for 2014” speak only as of the date hereof.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All such forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report, including under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report and in our future periodic reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this “General Outlook for 2014” may not occur.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners.  Our principal sources of liquidity are cash from continuing operations, borrowings under our Credit Facility and proceeds from the issuance of our units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from its operations and its portion of the Credit Facility.  Our fuel oil supply and distribution services in the Caribbean are additionally funded principally from their own operations and the Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of December 31, 2013, we had $216.0 million of working capital (including net assets held for sale of $143.9 million) and $995 million of availability under our Credit Facility but, except for borrowings that are used to refinance other debt, we are limited to $961.9 million of additional borrowing capacity by the financial covenants under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the SEC under which we may issue equity securities with a value, as of December 31, 2013, not to exceed $716.5 million.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

Debt

At December 31, 2013, we had the following debt obligations (in thousands):

5.300% Notes due October 15, 2014	275,000
5.125% Notes due July 1, 2017	125,000
6.050% Notes due January 15, 2018	300,000
2.650% Notes due November 15, 2018	400,000
5.500% Notes due August 15, 2019	275,000
4.875% Notes due February 1, 2021	650,000
4.150% Notes due July 1, 2023	500,000
6.750% Notes due August 15, 2033	150,000
5.850% Notes due November 15, 2043	400,000
BPL Credit Facility due September 26, 2017	255,000
Total debt	$3,330,000

It is our intent to refinance the 5.300% Notes in 2014.  If necessary, the $275 million of 5.300% Notes maturing on October 15, 2014 could be refinanced using our Credit Facility.  At December 31, 2013, we had $995 million of availability under our Credit Facility but, except for borrowings that are used to refinance other debt, we are limited to $961.9 million of additional borrowing capacity by the financial covenants under our Credit Facility.  Additionally, we expect to pay to settle interest rate swaps with a fair value as of December 31, 2013 of $30 million relating to the refinancing of the 5.300% Notes on or before October 15, 2014.

In November 2013, we issued an aggregate of $800 million of senior unsecured notes, including $400 million of 2.650% Notes due November 15, 2018 and $400 million of 5.850% Notes due November 15, 2043, at 99.823% and 98.581% of their principal amounts, respectively.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $5.9 million, were $787.7 million. We used the net proceeds from this offering to fund the Hess Terminals Acquisition and for general partnership purposes.

In August 2013, we extended the maturity date of our Credit Facility by one year to September 26, 2017, which we may further extend for up to one additional year.

In June 2013, we issued $500 million of senior unsecured 4.150% Notes due July 1, 2023 in an underwritten public offering at 99.81% of their principal amount.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $3.3 million, were $495.8 million.  We used the net proceeds from this offering for general partnership purposes and to repay amounts due under our Credit Facility, a portion of which was subsequently reborrowed in July 2013 in order to repay in full the 4.625% Notes and related accrued interest.  We also settled all interest rate swaps relating to the 4.150% Notes for $62 million during June 2013.

Equity

In October 2013, we completed a public offering of 7.5 million LP Units pursuant to an effective shelf registration statement, which priced at $62.61 per unit.  The underwriters also exercised an option to purchase 1.1 million additional LP Units, resulting in total gross proceeds of $540 million before deducting underwriting fees and estimated offering expenses of $19.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and to indirectly fund a portion of the purchase price for the Hess Terminals Acquisition.

In May 2013, we entered into four separate equity distribution agreements under which we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See related discussion in “Recent Developments” for additional information.  During the year ended December 31, 2013, we sold 0.5 million LP Units in aggregate under the Equity Distribution Agreements, received $33.1 million in net proceeds after deducting commissions and other related expenses, and paid $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

In January 2013, we completed a public offering of 6 million LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit.  The underwriters also exercised an option to purchase 0.9 million additional LP Units, resulting in total gross proceeds of $362.5 million before deducting underwriting fees and offering expenses of $13.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$385,494	$441,636	$403,892
Investing activities	(1,204,678)	(590,322)	(1,310,279)
Financing activities	817,358	142,476	905,747

Operating Activities

2013.  Net cash provided by operating activities was $385.5 million for the year ended December 31, 2013, primarily related to $164.4 million of net income and $155.2 million of depreciation and amortization, partially offset by a $62 million settlement to terminate the interest rate swap agreements related to the 4.150% Notes, a $60.8 million increase in trade receivables and an increase in interest and debt expense.

2012. Net cash provided by operating activities was $441.6 million for the year ended December 31, 2012, primarily related to $230.6 million of net income, $146.4 million of depreciation and amortization and $39.1 million associated with a reduction in inventory, partially offset by an increase of $53.5 million in trade receivables.  In 2012, we developed and executed a strategy to mitigate our basis risk that included the reduction of refined petroleum product inventories in the Midwest.

2011.  Net cash provided by operating activities was $403.9 million for the year ended December 31, 2011, primarily related to $114.7 million of net income, $119.5 million of depreciation and amortization and $102.5 million associated with a reduction in inventory, partially offset by an increase of $29.7 million in trade receivables.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

2013.  Net cash used in investing activities of $1,204.7 million for the year ended December 31, 2013 primarily related to $361.4 million of capital expenditures and $856.4 million related to the Hess Terminals Acquisition.

2012.  Net cash used in investing activities of $590.3 million for the year ended December 31, 2012 primarily related to $331.3 million of capital expenditures and a $260.3 million acquisition of the Perth Amboy Facility.

2011.  Net cash used in investing activities of $1,310.3 million for the year ended December 31, 2011 primarily related to a $1.4 billion acquisition of BORCO, of which $893.7 million was paid in cash, net of cash acquired and the remaining consideration in issuance of LP Units and Class B Units, a $166 million acquisition of pipeline and terminal assets and $305.3 million of capital expenditures, which were partially offset by $85 million of cash proceeds from the sale of our 20% interest in West Texas LPG Pipeline Limited Partnership.

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

	Year Ended December 31,
	2013	2012	2011
Maintenance capital expenditures (1)	$71,595	$54,425	$57,467
Expansion and cost reduction (2)	289,850	276,913	247,857
Total capital expenditures, net	$361,445	$331,338	$305,324

(1)         Includes maintenance capital expenditures related to the Natural Gas Storage disposal group of $0.1 million, $0.4 million and $0.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

(2)         Includes expansion and cost reduction capital expenditures related to the Natural Gas Storage disposal group of $0.1 million, $2 million and $9.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

In 2013, maintenance capital expenditures included pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work.  Expansion and cost reduction capital expenditures included significant investments in storage tank expansion at BORCO and Perth Amboy, butane blending, rail offloading facilities, crude storage/transportation and various other cost reduction and revenue generating projects.

In 2012, maintenance capital expenditures included terminal pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work, and expansion and cost reduction projects included initiation of a significant storage tank expansion project as well as upgrades and expansion of a jetty structure and inland dock at BORCO, terminal ethanol and butane blending, new pipeline connections, transformation of our Albany marine terminal to handle crude services via rail and ship, new natural gas storage wells, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects.

In 2011, maintenance capital expenditures included pipeline and tank integrity work, and expansion and cost reduction projects included terminal ethanol and butane blending, new pipeline connections, natural gas storage well recompletions, continued progress on a new pipeline and terminal billing system as well as various other operating infrastructure projects, Kirby Hills Phase II expansion project, the construction of three additional tanks with capacity of 0.4 million barrels in Linden, New Jersey and various other pipeline and terminal operating infrastructure projects.

We estimate our capital expenditures for the period indicated as follows (in thousands):

	2014
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$60,000	$70,000
Expansion and cost reduction	250,000	270,000
Total capital expenditures	$310,000	$340,000

Global Marine Terminals:
Maintenance capital expenditures	$20,000	$30,000
Expansion and cost reduction	30,000	40,000
Total capital expenditures	$50,000	$70,000

Overall:
Maintenance capital expenditures	$80,000	$100,000
Expansion and cost reduction	280,000	310,000
Total capital expenditures	$360,000	$410,000

Estimated maintenance capital expenditures include tank floor and roof upgrades, cathodic protection upgrades, pipeline replacements, prover and meter upgrades, electrical infrastructure upgrades, terminal and station upgrades, dock upgrades and instrumentation and controls upgrades.  Estimated major expansion and cost reduction expenditures include: completion of additional storage tanks and truck loading rack upgrades; rail offloading facilities and the refurbishment of storage tanks across our system; continued installation of vapor recovery units throughout our system of terminals; and various upgrades and expansions of our butane blending business.  In connection with our Perth Amboy Facility, our estimated expansion and cost reduction expenditures include completion of a new crude rail offloading system; completion of a bi-directional pipeline; conversion of tanks for distillate and gasoline storage; completion of a multi-product blend and transfer piping manifold; and completion of a new 16-inch pipeline allowing direct access to our existing pipeline infrastructure.  Also, estimated expansion and cost reduction expenditures include costs for the terminals acquired in the Hess Terminals Acquisition.

Financing Activities

2013.  Net cash flows provided by financing activities of $817.4 million for the year ended December 31, 2013 primarily related to $1.3 billion of proceeds from the issuance of the 4.150%, 2.650% and 5.850% Notes due July 1, 2023, November 15, 2018 and November 15, 2043, respectively, $903 million of net proceeds from the issuance of an aggregate 16 million LP Units, partially offset by $655.8 million of net repayments under the Credit Facility, $428.8 million of cash distributions paid to our unitholders ($4.225 per LP Unit) and $300 million related to the repayment of the 4.625% Notes.

2012.  Net cash flows provided by financing activities of $142.5 million for the year ended December 31, 2012 primarily related to $296 million of net borrowings under the Credit Facility and $246.8 million of net proceeds from the issuance of 4.3 million LP Units, partially offset by $371.2 million ($4.15 per LP Unit) of cash distributions paid to our unitholders.

2011.  Net cash flows provided by financing activities of $905.7 million for the year ended December 31, 2011 primarily related to $736.9 million of net proceeds from the issuance of 11.3 million LP Units and 1.3 million Class B Units, $647.5 million from the issuance of the 4.875% Notes, and $192.9 million of net borrowings under the Credit Facility, partially offset by $335.7 million ($4.025 per LP Unit) of cash distributions paid to our unitholders and $318.2 million repayment of debt assumed and settlement of interest rate derivative instruments relating to the BORCO acquisition.

For further discussion on our equity offerings, see Note 23 in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Long-term debt (1)	$3,104,000	$275,000	$—	$854,000	$1,975,000

Interest payments (2) (3)	1,579,589	151,988	281,056	247,179	899,366
Operating leases:
Office space and other	26,392	3,551	7,395	6,819	8,627
Equipment (4)	3,314	3,314	—	—	—
Land leases (5) (7)	127,634	2,863	5,700	5,700	113,371
Purchase obligations (6) (7)	132,851	132,851	—	—	—

Total contractual obligations	$4,973,780	$569,567	$294,151	$1,113,698	$2,996,364

(1)         Includes long-term debt portion borrowed by Buckeye under our Credit Facility. See Note 14 in the Notes to Consolidated Financial Statements for additional information regarding our debt obligations.

(2)         Includes amounts due on our notes and amounts and commitment fees due on our Credit Facility.  The interest amount calculated on the Credit Facility is based on the assumption that the amount outstanding and the interest rate charged both remain at their current levels.

(3)         Excludes estimates of the effect of our interest rate swap related to forecasted interest payments, which as of December 31, 2013, had a fair value of $30 million. We expect to settle this swap on or about October 15, 2014.

(4)         Includes leases for tugboats and a barge in our Global Marine Terminals segment.

(5)         Includes leases for properties in connection with both the jetty and inland dock operations in our Global Marine Terminals segment.

(6)         Includes short-term purchase obligations for products and services with third-party suppliers and payment obligations relating to capital projects we have committed to.  The prices that we are obligated to pay under these contracts approximate current market prices.

(7)         Excludes land leases and short-term purchase and payment obligations related to our Natural Gas Storage disposal group.

For the year ended 2014, our rights-of-way payments are expected to be $6.3 million, which includes an estimated amount for annual escalation.

In addition, our obligations related to our pension and postretirement benefit plans are discussed in Note 19 in the Notes to Consolidated Financial Statements.

Employee Stock Ownership Plan

Services Company provides the Employee Stock Ownership Plan (“ESOP”) to the majority of its employees hired before September 16, 2004.  Employees hired by Services Company after September 15, 2004 and certain employees covered by a union multiemployer pension plan do not participate in the ESOP.  The ESOP owns all of the outstanding common stock of Services Company.

The ESOP was frozen with respect to benefits effective March 27, 2011 (the “Freeze Date”).  No Services Company contributions have been or will be made on behalf of current participants in the ESOP on and after the Freeze Date.  Even though contributions under the ESOP are no longer being made, each eligible participant’s ESOP Account will continue to be credited with its share of any stock dividends or other stock distributions associated with Services Company stock.

All Services Company stock has been allocated to ESOP participants.  See Note 21 in the Notes to Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, we had no off-balance sheet debt or arrangements.

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

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.  The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) appropriate discount rates.  The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets.  The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

Valuation of Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment (i) on an annual basis on January 1 of each year or (ii) on an interim basis if circumstances indicate it is more likely than not the fair value of a reporting unit is less than its fair value.

For our annual goodwill impairment test as of January 1, 2014, we performed a qualitative assessment to determine whether the fair value of the Pipelines & Terminals reporting unit was more likely than not less than the carrying value.  Based on our assessment, the Pipelines & Terminals reporting unit had (i) a substantial excess of fair value over carrying value in its latest quantitative assessment, (ii) continued positive performance in Adjusted EBITDA over prior year, (iii) projected increases in Adjusted EBITDA primarily as a result of contributions from internal capital projects and accretive acquisitions, and (iv) positive industry and market factors.  We determined that the fair value of the reporting unit exceeded the carrying amount; therefore, the two-step impairment test was not required.

Additionally, we performed quantitative assessments to determine the fair value of each of the remaining reporting units.  The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method.  The present value of future cash flows is estimated using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) an appropriate discount rate.  The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization.  We evaluate industry and market conditions for purposes of weighting the income and market valuation approach.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value.  We did not record any goodwill impairment charges during the years ended December 31, 2013 and 2012.  During the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $169.6 million in our former Natural Gas Storage segment.

Valuation of Long-Lived Assets and Equity Method Investments

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

During the fourth quarter of 2013, our Board of Directors approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In connection with this strategic divestiture, we recorded a $169 million non-cash asset impairment charge included in our loss on discontinued operations on our consolidated statement of operations for the year ended December 31, 2013.

Our current marketing initiative and fair value estimate are based on the Natural Gas Storage disposal group operating as a combined natural gas and compressed air energy storage facility, as geological evidence indicates that the formation and deliverability of the facility are capable of providing both services.  We believe the combined services are more valuable to market participants (i.e. load-serving entities) that are subject to the California Public Utility Commissions’ requirement to own specific amounts of energy storage by 2024, in accordance with state law Assembly Bill 2514.  We applied the income approach due to the lack of recent comparable transactions in the marketplace and estimated the fair value using a present value of expected future cash flows valuation method.  The present value of the expected future cash flows was determined using multiple pricing inputs, including, where applicable, commodity prices (power ancillary service charges, energy prices, capacity fees, and natural gas storage), discount rates, historical contract terms and operational capabilities of the natural gas storage facility.  Valuation adjustments were considered to factor in liquidity risk and model uncertainty.  Unobservable pricing inputs were developed based on an evaluation of relevant empirical market data and historical pricing and operating cash flows.  In addition, we engaged a third-party natural gas storage valuation specialist to assist with our internally developed fair value estimate.  Sensitivity to changes in commodity prices and discount rates could have a material impact on our fair value estimate.

During the fourth quarter of 2012, we recorded a $60 million non-cash asset impairment charge in the Pipelines & Terminals segment relating to a portion of Buckeye’s NORCO pipeline system.  During 2011, we considered the goodwill impairment in our former Natural Gas Storage segment an indicator of impairment related to the long-lived assets associated with the Natural Gas Storage reporting unit.  Accordingly, we evaluated the former Natural Gas Storage assets for impairment and concluded that no impairment of the long-lived assets existed at that time.  See Note 5 and 11 in the Notes to Consolidated Financial Statements for further discussion.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment.  Estimates of future cash flows include (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) probabilities assigned to different cash flow scenarios.  There were no impairments of our equity investments during the years ended December 31, 2013, 2012 or 2011.

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

Valuation of Derivatives

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations.  We use derivative instruments to manage these risks.

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  The futures contracts used to hedge refined petroleum product inventories are designated as fair value hedges with changes in fair value of both the futures contracts and physical inventory reflected in earnings.  Physical contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

The fixed-price and index purchase contracts are typically executed with credit worthy counterparties and are short-term in nature, thus evaluated for credit risk in the same manner as the fixed-price sales contracts.  However, because the fixed-price sales contracts are privately negotiated with customers of the Merchant Services segment who are generally smaller, private companies that may not have established credit ratings, the determination of an adjustment to fair value to reflect counterparty credit risk (a “credit valuation adjustment”) requires significant management judgment.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps	Total

Fair value of contracts outstanding at January 1, 2013	$(8,439)	$(130,636)	$(139,075)
Items recognized or settled during the period	(4,304)	62,873	58,569
Fair value attributable to new deals	(6,485)	—	(6,485)
Change in fair value attributable to price movements	8,999	37,718	46,717
Change in fair value attributable to non-performance risk	14	—	14
Fair value of contracts outstanding at December 31, 2013	$(10,215)	$(30,045)	$(40,260)

Commodity Price Risk

Merchant Services

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at December 31, 2013, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$280,502
Fair value assuming 10% increase in underlying commodity prices	Asset	284,166
Fair value assuming 10% decrease in underlying commodity prices	Asset	276,838

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

Based on a hypothetical 10% movement in the underlying interest rates at December 31, 2013, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Liability	$(30,045)
Fair value assuming 10% increase in underlying interest rates	Liability	(21,350)
Fair value assuming 10% decrease in underlying interest rates	Liability	(38,760)

See Note 17 in the Notes to Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

At December 31, 2013, we had total fixed-rate debt obligations under our Credit Facility at carrying value of $3,063.7 million.  Based on a hypothetical 1% movement in the underlying interest rates at December 31, 2013, the estimated fair value of our debt obligations would be as follows (in millions):

Fair Value of
Scenario	Fixed-Rate Debt
Fair value assuming no change in underlying interest rates (as is)	$3,148.6
Fair value assuming 1% increase in underlying interest rates	2,961.6
Fair value assuming 1% decrease in underlying interest rates	3,358.9

At December 31, 2013, our variable-rate obligations were $255 million under the Credit Facility.  Based on the balance outstanding at December 31, 2013, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $2.6 million.

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency.  BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency for our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the consolidated statements of operations.  The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2013, 2012 and 2011.

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

Management evaluated the internal control over financial reporting of Buckeye as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992) (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the internal control over financial reporting of Buckeye was effective.

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

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the

Partners of Buckeye Partners, L.P.

We have audited the internal control over financial reporting of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Buckeye’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Buckeye’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of Buckeye and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the

Partners of Buckeye Partners, L.P.

We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of Buckeye’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye Partners, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on Buckeye’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2014

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Product sales	$3,966,247	$3,332,301	$3,844,888
Transportation, storage and other services	1,087,854	953,602	848,732
Total revenue	5,054,101	4,285,903	4,693,620

Costs and expenses:
Cost of product sales	3,944,448	3,304,326	3,815,460
Operating expenses	413,577	372,993	340,989
Depreciation and amortization	147,591	138,857	112,398
General and administrative	70,444	65,241	58,928
Asset impairment expense (Note 5)	—	59,950	—
Total costs and expenses	4,576,060	3,941,367	4,327,775
Operating income	478,041	344,536	365,845

Other income (expense):
Earnings from equity investments	5,243	6,100	10,434
Gain on sale of equity investment	—	—	34,727
Interest and debt expense	(130,920)	(114,980)	(119,561)
Other income (expense)	295	(452)	190
Total other expense, net	(125,382)	(109,332)	(74,210)
Income from continuing operations before taxes	352,659	235,204	291,635
Income tax benefit (expense)	(1,060)	675	192
Income from continuing operations	351,599	235,879	291,827
Loss from discontinued operations (Note 4)	(187,174)	(5,328)	(177,163)
Net income	164,425	230,551	114,664
Less: Net income attributable to noncontrolling interests	(4,152)	(4,134)	(6,163)

Net income attributable to Buckeye Partners, L.P.	$160,273	$226,417	$108,501

Basic earnings (loss) per unit:

Continuing operations	$3.25	$2.38	$3.16
Discontinued operations	(1.75)	(0.05)	(1.96)
Total	$1.50	$2.33	$1.20

Diluted earnings (loss) per unit:

Continuing operations	$3.23	$2.37	$3.15
Discontinued operations	(1.74)	(0.05)	(1.95)
Total	$1.49	$2.32	$1.20

Weighted average units outstanding:

Basic	107,202	97,309	90,423
Diluted	107,677	97,635	90,772

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$164,425	$230,551	$114,664
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	37,718	(28,726)	(104,809)
Reclassification of derivative losses to net income	4,881	917	1,170
Recognition of costs related to benefit plans to net income	1,574	807	95
Adjustments to recognize the funded status of benefit plans	11,054	(4,036)	(2,938)
Total other comprehensive income (loss)	55,227	(31,038)	(106,482)
Comprehensive income	219,652	199,513	8,182
Less: Comprehensive income attributable to noncontrolling interests	(4,152)	(4,134)	(6,163)
Comprehensive income attributable to Buckeye Partners, L.P.	$215,500	$195,379	$2,019

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$4,950	$6,776
Trade receivables, net	326,243	262,023
Construction and pipeline relocation receivables	23,135	13,078
Inventories	312,135	259,163
Derivative assets	4,412	1,719
Prepaid and other current assets	48,503	91,563
Assets held for sale (Note 4)	181,708	—
Total current assets	901,086	634,322
Property, plant and equipment, net	4,925,294	4,188,648
Equity investments	72,349	68,713
Goodwill	821,500	818,121
Intangible assets, net	225,364	219,247
Other non-current assets	59,970	51,958
Total assets	$7,005,563	$5,981,009

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$226,000	$206,200
Accounts payable	149,520	112,792
Derivative liabilities	44,672	82,989
Accrued and other current liabilities	227,084	192,385
Liabilities held for sale (Note 4)	37,767	—
Total current liabilities	685,043	594,366

Long-term debt	3,092,711	2,735,244
Long-term derivative liabilities	—	57,805
Other non-current liabilities	146,973	204,754
Total liabilities	3,924,727	3,592,169

Commitments and contingent liabilities (Note 6)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (115,063,617 and 90,371,061 units outstanding as of December 31, 2013 and 2012, respectively)	3,169,217	2,117,788
Class B Units (0 and 7,974,750 units outstanding as of December 31, 2013 and 2012, respectively)	—	413,304
Accumulated other comprehensive loss	(103,552)	(158,779)
Total Buckeye Partners, L.P. capital	3,065,665	2,372,313
Noncontrolling interests	15,171	16,527
Total partners’capital	3,080,836	2,388,840
Total liabilities and partners’ capital	$7,005,563	$5,981,009

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$164,425	$230,551	$114,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreement	(62,009)	—	—
Gain on sale of equity investment	—	—	(34,727)
Depreciation and amortization	155,183	146,424	119,534
Asset impairment expense	—	59,950	—
Impairment of assets of discontinued operations	169,002	—	169,560
Net changes in fair value of derivatives	1,776	13,336	(66,747)
Non-cash deferred lease expense	3,770	3,901	4,122
Amortization of unfavorable storage contracts	(11,023)	(10,994)	(7,562)
Earnings from equity investments	(5,243)	(6,100)	(10,434)
Distributions from equity investments	1,312	3,325	6,656
Other non-cash items	42,196	20,914	12,476
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(60,761)	(53,472)	(29,684)
Construction and pipeline relocation receivables	(10,057)	(4,416)	(1,859)
Inventories	(45,344)	39,141	102,511
Prepaid and other current assets	23,206	(2,326)	(4,220)
Accounts payable	11,311	20,303	29,872
Accrued and other current liabilities	33,516	(20,742)	(16,312)
Other non-current assets	626	(1,624)	17,546
Other non-current liabilities	(26,392)	3,465	(1,504)
Net cash provided by operating activities	385,494	441,636	403,892

Cash flows from investing activities:
Capital expenditures	(361,445)	(331,338)	(305,324)
Acquisition of interest in equity investment	—	(350)	(5,723)
Acquisitions, net of cash acquired	(856,377)	(260,312)	(1,084,469)
Proceeds from insurance settlement	12,650	—	—
Proceeds from the sale of equity investment	—	—	85,000
Proceeds from disposal of property, plant and equipment	494	1,678	237
Net cash used in investing activities	(1,204,678)	(590,322)	(1,310,279)

Cash flows from financing activities:
Net proceeds from issuance of units	902,976	246,805	736,871
Net proceeds from exercise of unit options	1,277	1,067	3,567
Payment of tax withholding on issuance of LTIP awards	(5,034)	(2,604)	—
Issuance of long-term debt	1,292,666	—	647,530
Repayment of long term-debt	(300,000)	—	(1,525)
Debt issuance costs	(11,921)	—	(9,968)
Borrowings under BPL Credit Facility	1,651,500	1,040,300	1,221,732
Repayments under BPL Credit Facility	(2,287,500)	(699,300)	(995,732)
Net borrowings (repayments) under BES Credit Facility	19,800	(45,000)	(33,100)
Acquisition of additional interest in WesPac Memphis	(9,727)	(17,328)	—
Repayment of debt assumed in BORCO acquisition	—	—	(318,167)
Credits (costs) associated with agreement and plan of Merger	—	422	(1,356)
Distributions paid to noncontrolling interests	(7,850)	(10,707)	(8,872)
Proceeds from settlement of treasury lock	—	—	497
Distributions paid to unitholders	(428,829)	(371,179)	(335,730)
Net cash provided by financing activities	817,358	142,476	905,747
Net increase (decrease) in cash and cash equivalents	(1,826)	(6,210)	(640)
Cash and cash equivalents — Beginning of year	6,776	12,986	13,626
Cash and cash equivalents — End of year	$4,950	$6,776	$12,986

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Loss	Interests	Total
Partners’ capital - January 1, 2011	$1,413,664	$—	$(21,259)	$17,855	$1,410,260
Net income	100,553	7,948	—	6,163	114,664
Acquisition of 80% interest in BORCO	—	—	—	276,508	276,508
Acquisition of remaining interest in BORCO	—	—	—	(278,211)	(278,211)
Distributions paid to unitholders	(341,369)	—	—	5,639	(335,730)
Issuance of units to First Reserve for BORCO acquisition	152,772	254,619	—	—	407,391
Issuance of units to Vopak for BORCO acquisition	36,041	60,069	—	—	96,110
Net proceeds from issuance of units	663,868	73,003	—	—	736,871
Amortization of unit-based compensation awards	9,233	—	—	—	9,233
Exercise of LP Unit options	3,567	—	—	—	3,567
Services Company’s non-cash ESOP distributions	—	—	—	(1,407)	(1,407)
Distributions paid to noncontrolling interests	—	—	—	(8,872)	(8,872)
Other comprehensive loss	—	—	(106,482)	—	(106,482)
Noncash accrual for distribution equivalent rights	(1,210)	—	—	—	(1,210)
Other	(1,848)	—	—	3,113	1,265
Partners’ capital - December 31, 2011	2,035,271	395,639	(127,741)	20,788	2,323,957
Net income	208,752	17,665	—	4,134	230,551
Acquisition of additional interest in WesPac	(14,674)	—	—	(2,654)	(17,328)
Distributions paid to unitholders	(376,177)	—	—	4,998	(371,179)
Net proceeds from issuance of units	246,805	—	—	—	246,805
Amortization of unit-based compensation awards	19,520	—	—	—	19,520
Proceeds from exercise of unit options	1,067	—	—	—	1,067
Payment of tax withholding on issuance of LTIP awards	(2,604)	—	—	—	(2,604)
Distributions paid to noncontrolling interests	—	—	—	(10,707)	(10,707)
Other comprehensive loss	—	—	(31,038)	—	(31,038)
Noncash accrual for distribution equivalent rights	(1,328)	—	—	—	(1,328)
Other	1,156	—	—	(32)	1,124
Partners’ capital - December 31, 2012	2,117,788	413,304	(158,779)	16,527	2,388,840
Net income	143,554	16,719	—	4,152	164,425
Acquisition of additional interest in WesPac	(8,232)	—	—	(1,495)	(9,727)
Distributions paid to unitholders	(432,508)	—	—	3,679	(428,829)

Conversion of Class B Units to LP Units	430,023	(430,023)	—	—	—
Net proceeds from issuance of units	902,976	—	—	—	902,976
Amortization of unit-based compensation awards	21,781	—	—	—	21,781
Proceeds from exercise of unit options	1,277	—	—	—	1,277
Payment of tax withholding on issuance of LTIP awards	(5,034)	—	—	—	(5,034)
Distributions paid to noncontrolling interests	—	—	—	(7,850)	(7,850)
Other comprehensive income	—	—	55,227	—	55,227
Noncash accrual for distribution equivalent rights	(2,250)	—	—	—	(2,250)
Other	(158)	—	—	158	—
Partners’ capital - December 31, 2013	$3,169,217	$—	$(103,552)	$15,171	$3,080,836

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner and is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that was previously publicly traded on the NYSE prior to Buckeye’s merger with BGH, with BGH as the surviving entity.  As used in these Notes to Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

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

In December 2013, our Board of Directors approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets and related liabilities as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  For additional information, see Note 4 in the Notes to Consolidated Financial Statements.

Additionally, in December 2013, we changed our organizational structure to align our strategic business units into four reportable segments: Pipelines & Terminals, Global Marine Terminals, Merchant Services and Development & Logistics.  See Note 26 for additional information.  We have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our assets generally consist of terminals that we own and underground liquid petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities. The significant majority of our rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service.  In addition, we assume substantially all of our common carrier properties operate indefinitely, as these assets generally serve in high-population and high-demand markets.  Accordingly, other than with respect to facilities that are expected to be taken out of service, we have recorded no liabilities, or corresponding assets because the future dismantlement and removal dates of the majority of our assets, and the amount of any associated costs, are indeterminable.  The ARO liability represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including (i) timing of retirement of assets, (ii) methods of abandonment to be employed and (iii) if applicable, our requirements under right-of-way agreements; therefore, it is likely that the ultimate costs to settle this liability will be different and such differences could be material.

The following table presents information regarding our AROs (in thousands):

ARO liability balance, January 1, 2012	$1,212
Increase in ARO liability (1)	12,100
Accretion expense	112
ARO liability balance, December 31, 2012	13,424
ARO settlements	(1,183)
Accretion expense	123
ARO related to Natural Gas Storage disposal group (2)	(1,447)
ARO liability balance, December 31, 2013 (3)	$10,917

(1)         See Note 5 for a discussion of ARO recorded due to the abandonment of a portion of our NORCO pipeline system during 2012.

(2)         Amount is included in “Liabilities held for sale” in the accompanying consolidated balance sheet as of December 31, 2013.  See Note 4 for further information.

(3)         Amount includes $8.3 million within “Accrued and other current liabilities,” and $2.6 million within “Other non-current liabilities” in the accompanying consolidated balance sheet.

Assets Held for Sale

Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria as set forth in authoritative accounting guidance.  Upon approval of a plan to sell our Natural Gas Storage business by the Board of Directors, we classified the asset and liabilities of the business as “held for sale” on our consolidated balance sheets.  The results of our Natural Gas Storage business have been segregated and presented as “discontinued operations” on our consolidated statements of operations.

At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  As a result of our measurement of this disposal group at fair value less costs to sell, we recorded $169 million of asset impairment expense within “Loss from discontinued operations” on our consolidated statement of operations for the year ended December 31, 2013.  At December 31, 2012, we had no assets held for sale.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. For all material acquisitions, we engage an independent valuation specialist to assist us in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodology.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition but not to exceed one year from the acquisition date, we will record any material adjustments retrospectively to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date.  Also, we expense any acquisition-related costs as incurred in connection with each business combination.  An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.  The income valuation method represents the present value of future cash flows over the life of the asset using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) appropriate discount rates.  The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets.  The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

Business Segments

We operate and report in four business segments: (i) Pipelines & Terminals; (ii) Global Marine Terminals; (iii) Merchant Services; and (iv) Development & Logistics.  In December 2013, we realigned our business segments to support the way our management views our business in light of recent growth through acquisitions.  We eliminated our previously reported International Operations and Energy Services segments and created the Global Marine Terminals and Merchant Services segments.  The new Global Marine Terminals segment includes our marine facilities that primarily facilitate global logistic product flows and feature segregated tankage, serve a similar international customer base and offer similar services, such as bulk storage and blending.  This segment includes our BORCO facility and Yabucoa terminal, the St. Lucia terminal acquired from Hess, and the New York Harbor storage and marine terminals, which consist of our legacy Perth Amboy terminal and the Port Reading and Raritan Bay terminals acquired from Hess.  Our Merchant Services segment centralizes all existing and new merchant activities to leverage common mid- and back-office support.  This segment includes the legacy Energy Services segment, the Caribbean fuel oil supply and distribution business and new merchant activities supporting the terminals recently acquired from Hess.  Our Development & Logistics segment remains unchanged.  Our Pipelines & Terminals segment remains unchanged, other than the removal of the Perth Amboy terminal.  Finally, we also eliminated the Natural Gas Storage segment because it has been classified as a discontinued operation.  Each segment uses the same accounting policies as those used in the preparation of our consolidated financial statements.  We have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.  See Note 26 for discussion of our business segments.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt.  Interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $7.0 million, $9.2 million and $7.6 million, respectively.  The weighted average rates used to capitalize interest on borrowed funds was 4.7%, 4.5% and 4.2% for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash equivalents represent all highly marketable securities with original maturities of three months or less.  The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Our comprehensive income is determined based on net income adjusted for unrealized gains (losses) on derivative instruments for our hedging transactions, reclassification of derivative gains and losses to net income and adjustments to the funded status of our pension and post-retirement benefit plans.

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

The activity in the allowance for doubtful accounts is as follows at the dates indicated (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of period	$3,425	$2,348	$2,893
Charged to expense	6	1,533	200
Write-offs, net of recoveries	(1,412)	(456)	(745)
Balance at end of period	$2,019	$3,425	$2,348

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Unit

Basic earnings per unit from continuing operations, which includes LP Units and Class B Units (as defined in Note 23), is determined by dividing our income from continuing operations, after deducting the amount allocated to noncontrolling interests, by the weighted average units outstanding for the period.  Diluted earnings per unit from continuing operations is calculated the same way, except the weighted average units outstanding includes any dilutive effect of LP Unit option grants or grants under the 2013 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”).  Similar calculation is performed for basic and diluted earnings per unit from discontinued operations, except loss from discontinued operations is divided by the weighted average units outstanding for the period.  See Note 20 for more information.

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

Equity Investments

We account for investments in entities in which we do not exercise control, but have significant influence, using the equity method.  Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the total investment exceeds the proportionate share of the book value of the net assets of the investment.  Such excess investment not related to any specific accounts of the investee are treated as goodwill and not amortized.  Amounts associated with specific accounts of the investee are amortized.  We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment.  In the event that the loss in value of an investment is “other than temporary”, we record a charge to earnings to adjust the carrying value to fair value. Estimates of future cash flows that would be used to determine fair value include (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) probabilities assigned to different cash flow scenarios.  A significant change in these underlying assumptions could result in recording an impairment charge.  There were no impairments of our equity investments during the years ended December 31, 2013, 2012 or 2011.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

•                  Level 1 inputs — unadjusted quoted prices which are available in active markets for identical, unrestricted assets or liabilities as of the reporting date;

•                  Level 2 inputs — quoted market prices in market that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•                  Level 3 inputs — prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.  These inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.

At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.

Foreign Currency

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency.  BORCO’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency of our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the consolidated statements of operations.  The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2013, 2012 and 2011.

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

We may perform a qualitative assessment to determine whether the fair value of our reporting units are more likely than not less than the carrying amount.  If we believe the fair value is less than the carrying amount, we will perform step one of the two-step goodwill impairment test.  The first step of the goodwill impairment test determines whether an impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is indicated.  If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment is indicated and the second step of the test is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method.  The present value of future cash flows is estimated using (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates and (iii) appropriate discount rates.  The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization.  We evaluate industry and market conditions for purposes of weighting the income and market valuation approach.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, outside the continental U.S., our operations at the BORCO facility are exempt from income taxes by the Bahamian government pursuant to concessions granted under the Hawksbill Creek Agreement between the Government of the Bahamas and the Grand Bahama Port Authority through 2015; however, our operations at the Yabucoa terminal are subject to income taxes within the Commonwealth of Puerto Rico.  Buckeye Caribbean Terminals LLC (“Buckeye Caribbean”) files annual income tax returns with the Puerto Rico Treasury Department and in 2002, was granted partial exemption under the Tax Incentives Act of 1998 (the “Act”).  Under the current terms of the grant, Buckeye Caribbean is subject to an income tax rate of 4% to 7% on industrial development income.  The grant also provides additional exemptions as follows: (i) 90% exempt from real and personal property taxes, (ii) 60% exempt from municipal taxes on industrial development income, and (iii) 100% exempt from excise taxes imposed under Subtitle C of the Puerto Rico Internal Revenue Code, to the extent provided in Section 6(c) of the Act.  This favorable tax rate is scheduled to expire in 2022.  Our operations in St. Lucia are currently exempt from income taxes and duties in St. Lucia pursuant to concessions granted under the terms of our Tax Concession Agreement effective in 2007 and in effect for a minimum of 50 years.

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

Our current and deferred income tax expense (benefit) was $0.7 million and $0.4 million, respectively, for the year ended December 31, 2013 and $1.1 million and ($1.8) million, respectively, for the year ended December 31, 2012.  During the year ended December 31, 2011, our current income tax expense was minimal and our deferred income tax benefit was $0.2 million.  We have no unrecognized tax benefits related to uncertain tax positions.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Intangible assets that have finite useful lives are amortized over their useful lives.  Intangible assets include contracts and customer relationships. The fair values of these intangibles are based on the present value of cash flows attributable to the customer relationship or contract, which includes management’s estimates of revenue and operating expenses and costs relating to utilization of other assets to fulfill such contracts.  The customer contracts are being amortized over their contractual lives with a range of 1 to 5 years.  For the customer relationships, we determine the recovery period based on historical customer attrition rates and management’s assumptions on future events, including customer demand, contract renewal, useful lives of related assets and market conditions.  The customer relationships are being amortized over the estimated recovery period of 12 to 20 years.  When necessary, intangible assets’ useful lives are revised and the impact on amortization is reflected on a prospective basis.

Inventories

We generally maintain two types of inventory.  Our Merchant Services segment principally maintains refined petroleum products inventory, consisting of gasoline, propane, ethanol, biodiesel and middle distillates, such as heating oil, diesel fuel and kerosene.  Inventory is valued at the lower of cost or market using the weighted average costs method, unless such inventories are hedged.   Hedged inventory is adjusted for the effects of applying fair value hedge accounting.

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

Net Income Allocation

We allocate the net income attributable to Buckeye to the LP Unitholders and Class B Unitholders based on the weighted average LP Units and Class B Units (as defined in Note 23) outstanding during the period.  Following the conversion of all Class B Units into LP Units effective September 1, 2013 (see Note 23 for more information), the net income attributable to Buckeye is allocated entirely to the LP Unitholders.

Noncontrolling Interests

The consolidated balance sheets and statements of operations include noncontrolling interests that relate primarily to Buckeye Pipe Line Services Company (“Services Company”) and portions of Sabina Pipeline and WesPac Pipelines — Memphis LLC (“WesPac Memphis”) that are not owned by Buckeye.  Additionally, prior to February 16, 2011, a 20% noncontrolling interest of FR Borco Coop Holdings, L.P. (“FRBCH”) existed until we acquired such interest from Vopak Bahamas B.V. (“Vopak”) on February 16, 2011.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, Plant and Equipment

We record property, plant and equipment at its original acquisition cost.  Property, plant and equipment consist primarily of pipelines, storage and terminal facilities, jetties, subsea pipelines and docks, and pumping and station equipment.  Generally, we depreciate property, plant and equipment based on the straight-line method over the estimated useful lives, except for land.  See Note 9 for the depreciation life of our assets.

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

Recent Accounting Developments

Reclassification Adjustments Out of Accumulated Other Comprehensive Income (“AOCI”).  In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI.  Under the new guidance, an entity would (i) disaggregate the total change of each component of other comprehensive income (“OCI”) and separately present reclassification adjustments and current-period OCI, and (ii) present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  This guidance is effective for interim and annual periods beginning after December 15, 2012.  We adopted this guidance on January 1, 2013, which did not have a material impact on our consolidated financial statements or disclosures, as there were no significant reclassification adjustments related to AOCI during the years ended December 31, 2013, 2012 or 2011.

Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued guidance requiring an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  In January 2013, the FASB issued an update to this guidance clarifying that the scope of disclosures applied to derivatives accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging, subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively.  We adopted this guidance on January 1, 2013, which did not have an impact on our consolidated financial statements, or a material impact on our disclosures. See Note 17 for information about our netting policy for derivatives.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts have been reclassified or adjusted to conform to the current year presentation. Reclassifications of prior period amounts were made to components of certain account balances presented in the notes to the consolidated financial statements.  In addition, reclassifications of prior period amounts were made to operating and general and administrative expenses between our segments.  The reclassification impacted adjusted EBITDA by segment presented in the notes to the consolidated financial statements.  Such reclassifications had no impact on consolidated net income or partners’ capital.

Revenue Recognition

Pipelines & Terminals segment.  Revenue from pipeline operations is comprised of tariffs and fees associated with the transportation of liquid petroleum products or crude oil at published tariffs as well as revenue associated with line leases for committed capacity on a particular system.  Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs.  Revenue associated with line leases is recognized ratably over the respective lease terms, regardless of whether the capacity is actually utilized, and is subject to take or pay arrangements.  All pipeline tariff and fee revenue is based upon actual volumes and rates.  As is common in the industry, our tariffs incorporate loss allocation or loss allowance factors that are intended to, among other things, offset losses due to evaporation, measurement and other product losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value at the time the variance occurred, and the result is recorded as either an increase or decrease to transportation and other service revenue.  In addition, we have certain agreements that require counterparties to ship a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume is shipped or when the counterparty’s ability to meet the minimum volume commitment has expired.

Revenue from terminalling and storage operations is recognized as services are performed.  Storage and terminalling revenue include storage fees that are generated when we provide storage capacity and terminalling fees, or throughput fees, that are generated when we receive liquid petroleum products from one connecting pipeline and redeliver such products to another connecting carrier or to customers through a truck-loading rack.  We generate revenue through a combination of month-to-month and multi-year storage capacity and terminalling service arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized.  Terminalling fees are recognized as the refined petroleum product or crude oil exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck-loading rack.  In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume exits the terminal or when the counterparty’s ability to meet the minimum volume commitment has expired.

Global Marine Terminals segment.  Revenue from terminalling and storage operations is recognized as the services are performed.  Storage and terminalling revenue includes storage fees that are generated when we provide storage capacity and terminalling fees, or throughput fees, which are generated when we receive liquid petroleum products from sea going vessels or trucks and redeliver such products to customers through marine terminals or truck-loading racks, respectively.  We generate revenue through a combination of multi-year storage capacity and terminalling service arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized.  Terminalling fees are recognized as the liquid petroleum product exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck-loading rack or vessel.  In addition, we have agreements that require counterparties to throughput a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume exits the terminal or when the counterparty’s ability to meet the minimum volume has expired.  Revenue from other ancillary services is recognized in the accounting period in which the services are rendered.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merchant Services segment.  Revenue from the sale of petroleum products, including fuel oil, which are sold on a wholesale basis, is recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee.  Revenue from transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty physically settle on the same day and location, are combined and reported net.

Development & Logistics segment.  Revenue from contract operation and construction services of facilities and pipelines not directly owned by us is recognized as the services are performed.  Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee.

Unit-Based Compensation

We award unit-based compensation to employees and directors primarily under the LTIP.  All unit-based payments to employees under the LTIP, including grants of phantom units and performance units, are recognized in the consolidated statements of operations based on their fair values.  The fair values of both the performance unit and phantom unit grants are based on the average market price of our LP Units on the date of grant.  Compensation expense equal to the fair value of those performance unit and phantom unit awards that are expected to vest is estimated and recorded over the period the grants are earned, which is the vesting period.  Compensation expense estimates are updated periodically.  The vesting of the performance unit awards is also contingent upon the attainment of predetermined performance goals.  Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period.

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

3.  ACQUISITIONS AND DISPOSITION

Business Combinations

2013 Transaction

In December 2013, we acquired certain wholesale distribution contracts and 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels from Hess Corporation (“Hess”) for $856.4 million, net of cash acquired (the “Hess Terminals Acquisition”).  The 19 domestic terminals are located primarily in major metropolitan locations along the U.S. East Coast and have approximately 29 million barrels of aggregate liquid petroleum products storage capacity, including approximately 15 million barrels of capacity strategically located in New York Harbor.  These terminals have access to products supplied by marine vessels and barges as well as pipelines.  Excluding the Port Reading and Raritan Bay terminals, which are reported as part of our Global Marine Terminals segment, the operations of these domestic terminals acquired from Hess are reported in our Pipelines & Terminals segment.  The terminal on St. Lucia in the Caribbean has approximately 10 million barrels of crude oil and refined petroleum products storage capacity with deep-water access, and its operations are reported in our Global Marine Terminals segment.  The operations relating to the wholesale distribution contracts are reported in our Merchant Services segment.  We allocated $6.3 million of goodwill resulting from the Hess Terminals Acquisition to the Pipelines & Terminals reporting unit due to expected growth opportunities from one of the domestic terminals with high throughput volumes.  The remaining $2.9 million of goodwill was allocated to the Merchant Services reporting unit as it relates to the wholesale distribution contracts, which will enhance our wholesale distribution and racking business.  The Hess Terminals Acquisition increases Buckeye’s total liquid petroleum storage capacity by approximately 53 percent to over 110 million barrels.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Hess.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining our operations from the Hess Terminals Acquisition with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition.  Fair values have been developed using recognized business valuation techniques and are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed, on a preliminary basis, as follows (in thousands):

Current assets	$16,533
Property, plant and equipment	801,603
Intangible assets	30,520
Goodwill	9,203
Current liabilities	(882)
Environmental liabilities	(600)
Allocated purchase price	$856,377

Unaudited Pro forma Financial Results for Hess Terminals Acquisition

Our consolidated statements of operations do not include earnings from the terminals acquired from Hess (the “Hess Terminals”) prior to December 11, 2013, the effective date of the Hess Terminals Acquisition.  The total revenue and net income for the Hess Terminals since the acquisition date of $8.7 million and $4.1 million, respectively, were included in our consolidated statement of operations for the year ended December 31, 2013.  The preparation of unaudited pro forma financial information for the Hess Terminals Acquisition is impracticable due to the fact that Hess historically operated the domestic terminals primarily as part of its integrated distribution network and therefore, meaningful historical revenue information is not available.  As such, we have not presented unaudited pro forma earnings information for the years ended December 31, 2013 and 2012.

2012 Transaction

In July 2012, we acquired a marine terminal facility for liquid petroleum products in New York Harbor (the “Perth Amboy Facility”) from Chevron U.S.A Inc. (“Chevron”) for $260.3 million in cash.  The facility, which sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey, has 4.4 million barrels of tankage, four docks, and significant undeveloped land available for potential expansion.  The Perth Amboy Facility has water, pipeline, rail, and truck access, and is located six miles from our Linden, New Jersey complex.  The facility provides a link between our inland pipelines and terminals and our BORCO facility in The Bahamas and opportunities for improved service offerings to our customers.  Concurrent with the acquisition, we entered into multi-year storage, blending, and throughput commitments with Chevron.  The operations of the Perth Amboy Facility are reported in our Global Marine Terminals segment.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the Perth Amboy Facility with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition.  Fair values have been developed using recognized business valuation techniques.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Current assets	$547
Property, plant and equipment	198,091
Intangible assets	13,350
Goodwill	59,197
Environmental liabilities	(10,873)
Allocated purchase price	$260,312

2011 Transactions

In July 2011, we acquired, from an affiliate of ExxonMobil Corporation (“ExxonMobil”) for $23.5 million in cash, a terminal in Bangor, Maine (“Bangor Terminal”) with approximately 140,000 barrels of storage capacity, a terminal in Portland, Maine (“South Portland Terminal”) with approximately 725,000 barrels of storage capacity through a 50/50 joint venture with Irving Oil Terminals Inc. and a 124-mile pipeline that connects the two terminals.  We believe this acquisition represents our efforts to diversify into new geographic regions and to increase our marine terminals presence.  The South Portland Terminal is operated by our Development & Logistics segment.  We account for the South Portland Terminal using the equity method of accounting.  See Note 10 for equity investment information.  The pipeline, Bangor Terminal and equity investment are reported in the Pipelines & Terminals segment.  The purchase price was allocated principally to property, plant, and equipment and equity method investment.

In June 2011, we acquired 33 refined petroleum products terminals with total storage capacity of over 10 million barrels and approximately 650 miles of refined petroleum products pipelines from BP Products North America Inc. (“BP”) for $166 million.  The terminal and pipeline assets are located in the Midwestern, Southeastern and Western United States.  BP entered into multiple commercial contracts with us concurrent with the acquisition relating to the continued usage of these assets.  We believe the acquisition of these assets further extends our operations into new, key geographic markets.  The operations of these acquired assets are reported in the Pipelines & Terminals segment.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Inventory	$1,161
Property, plant and equipment	175,577
Intangible assets	8,940
Environmental liabilities	(19,702)
Allocated purchase price	$165,976

On January 18, 2011, we acquired certain interests in BORCO held by FRC Founders Corporation (“First Reserve”) through the acquisition by us of all of the interests in FR Borco Topco, L.P., which indirectly owned First Reserve’s 80% partnership interest in FRBCH, the indirect owner of BORCO, for $1.15 billion (the “BORCO Acquisition”).  The BORCO Acquisition was financed through a combination of debt and equity, including the issuance of Class B Units and LP Units to First Reserve.  At the time of acquisition, BORCO had an aggregate storage capacity of approximately 22 million barrels.  The acquisition of this terminal facility allowed us to expand and diversify our operations by reaching beyond the continental United States and complemented our existing portfolio of assets.  Vopak, which is based in The Netherlands, owned the remaining 20% interest in FRBCH.  On February 16, 2011, Vopak sold its 20% interest in FRBCH to us for $276.5 million of cash and equity, which is a proportionate price and on the same terms and conditions as those in the sale and purchase agreement with First Reserve.  In connection with the BORCO Acquisition, we repaid on January 18, 2011, all of BORCO’s outstanding indebtedness and settled BORCO’s interest rate derivative instruments, collectively representing $318.2 million.

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

(1)         On January 18, 2011 and February 16, 2011, we issued LP Units and Class B Units to First Reserve and Vopak, which represented a negotiated value of $400 million and $100 million of consideration, respectively.  In accordance with accounting for business combinations, the fair values of the units issued to First Reserve and Vopak on their respective acquisition dates were determined to be $407.4 million and $96.1 million, respectively.

(2)         $79.3 million was to be held in escrow related to Bahamian transfer taxes payable, $23.2 million was used to make certain payments to Vopak (BORCO’s operator) and to pay certain fees and expenses incurred by FRBCH and its affiliates in connection with the transaction and $9.5 million was used to pay bonuses to employees that became payable as a result of the transaction.

We recorded goodwill, which represents both expected synergies from combining this terminal facility with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition.  We allocated negative fair values to certain unfavorable storage contracts at the date of acquisition and recorded them as current and long-term liabilities in the consolidated balance sheet (see Note 13 and Note 15).  The unfavorable storage contracts are being recognized to revenue based on the estimated realization of the fair value established on the acquisition date over the contractual life.  Fair values have been developed using recognized business valuation methodology.  The operations of this terminal facility are reported in the Global Marine Terminals segment.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Current Assets	$40,842
Inventory	1,645
Property, plant and equipment	1,129,961
Intangible assets	191,000
Other assets	415
Goodwill	490,536
Current liabilities	(54,627)
Debt	(318,167)
Other liabilities	(57,418)
Allocated purchase price	$1,424,187

Other Acquisition

In April 2013, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased an additional 10% ownership interest in WesPac Pipelines — Memphis LLC (“WesPac Memphis”) from Kealine LLC for $9.7 million and, as a result of the acquisition, our ownership interest in WesPac Memphis increased from 70% to 80%.  Since BPH retains controlling interest in WesPac Memphis, this acquisition was accounted for as an equity transaction.  Previously in September 2012, BPH had purchased an additional 20% ownership interest in WesPac Memphis from Kealine LLC for $17.3 million, increasing our ownership interest in WesPac Memphis from 50% to 70%.  This acquisition was also accounted for as an equity transaction since BPH retained controlling interest in WesPac Memphis.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disposition

On May 11, 2011, we sold our 20% interest in West Texas LPG Pipeline Limited Partnership (“WT LPG”) to affiliates of Atlas Pipeline Partners L.P. for $85 million.  WT LPG owns approximately 2,300-miles of common-carrier pipeline system that transports natural gas liquids from points in New Mexico and Texas to Mont Belvieu, Texas for fractionation. Chevron Pipeline Company, which owns the remaining 80% interest, is the operator of WT LPG.  The proceeds from the sale were used to fund a portion of our internal growth capital projects in 2011.  We recognized a gain of $34.7 million on the sale of our interest in WT LPG.

4.  DISCONTINUED OPERATIONS

In December 2013, the Board of Directors of Buckeye GP (the “Board”) approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  We expect to complete the disposition of these assets in 2014.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our accompanying balance sheet as of December 31, 2013 and discontinued depreciation and amortization of the Natural Gas Storage disposal group’s property, plant and equipment.  We have reported the results of operations for the disposal group as discontinued operations for the years ended December 31, 2013, 2012 and 2011.  We recorded an asset impairment charge of $169 million within “Loss on discontinued operations” on our consolidated statement of operations for the year ended December 31, 2013.  See Note 5 for further discussion.  During the year ended December 31, 2011, we concluded that goodwill in the Natural Gas Storage reporting unit was fully impaired and recorded a non-cash goodwill impairment charge of $169.6 million.  This amount is reported within “Loss on discontinued operations” on our consolidated statement of operations for the year ended December 31, 2011 (see Note 11 for a discussion of our valuation methodology relating to the goodwill impairment test).

The following table summarizes the results from discontinued operations (in thousands):

	Year Ended December 31,
	2013	2012	2011

Revenue	$55,757	$71,339	$65,990
Depreciation and amortization	7,608	7,567	7,136
Loss from discontinued operations	(187,174)	(5,328)	(177,163)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our accompanying balance sheet as of December 31, 2013.  The total assets and liabilities held for sale consisted of the following (in thousands):

Property, plant and equipment, net	$157,261
Other current assets	24,443
Other non-current assets	4
Assets held for sale	$181,708

Accounts payable	$2,182
Accrued liabilities and other current liabilities	8,947
Other non-current liabilities	26,638
Liabilities held for sale	$37,767

5.  ASSET IMPAIRMENTS

Natural Gas Storage Disposal Group

In connection with the classification of our Natural Gas Storage disposal group as held for sale (as discussed in Note 4 above), we performed a valuation to measure the disposal group at fair value less costs to sell (see Note 18 for more information).  The estimated fair value less costs to sell was determined to be less than its carrying value, which resulted in the recognition of a non-cash asset impairment charge of $169 million in the fourth quarter of 2013, which included the write-down of long-lived assets.  Sensitivity to changes in commodity prices and discount rates and bids from potential buyers could yield changes to the recorded value of our Natural Gas Storage disposal group and result in an adjustment to the previously recognized loss of $169 million noted above.

NORCO Pipeline System

During the third and fourth quarters of 2012, management performed extensive integrity tests on a portion of our NORCO pipeline system, consisting of approximately 169 miles of liquid petroleum products pipelines and related assets in Indiana and Illinois. Upon completion of the integrity tests in the fourth quarter of 2012, management determined that projected integrity costs, which included work required to maintain the line to our integrity standards, were in excess of the amounts that would be recoverable through operation of the line and proposed the abandonment of this portion of our NORCO pipeline system.  On December 13, 2012, the Board approved management’s plan.  Based on the determination to abandon this pipeline, we were able to estimate the settlement date for the asset retirement obligation and therefore recorded a liability of $12.1 million for our estimated costs of abandonment, which we began incurring in 2013.  We expect to incur a significant portion of the estimated cost of abandonment in 2014.  The asset retirement obligation represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including assumptions about methods of abandonment to be employed and our requirements in applicable rights-of-way agreements.  We are still in the early stages of the abandonment process, and it is likely that the ultimate costs to abandon this pipeline will differ from our estimate and such differences could be material.  We also compared the undiscounted future cash flows to the carrying value of the assets, including the asset retirement cost associated with the removal and decommissioning of the pipeline.  Since the carrying value exceeded the undiscounted cash flows, we estimated the fair value of the assets using the expected present value of future cash flows to be minimal and recorded a $60 million non-cash asset impairment charge in the Pipelines & Terminals segment.  In January 2013, we ceased operations on the affected portion of the system.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  COMMITMENTS AND CONTINGENCIES

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

BORCO Jetty.  On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas.  The vessel owner has claimed that it is entitled to limit its liability to approximately $17 million, but we are contesting the right of the vessel owner to such limitation.  A hearing in the Bahamas court on the vessel owner’s right to limit its liability was held on July 23, 2013, and the court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests have appealed that decision and the appeal is scheduled to be heard March 27, 2014.  We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs of the damaged sections are complete.  The aggregate cost to repair and reconstruct the damaged portions of the jetty was approximately $25 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of December 31, 2013, we had a $5 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing reimbursement of the deductible.  Additionally, we have received cash proceeds of $15.3 million related to insurance reimbursements, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  As of December 31, 2013, no gain had been recognized; however, we recorded a $12.7 million deferred gain in “Accrued and other current liabilities” in our consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Docket No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint. BPLC intends to vigorously defend its rates.  On March 8, 2013, an order was issued consolidating this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Docket No. OR13-3-000 (discussed below), for settlement purposes, and settlement discussions under the supervision of the FERC settlement judge are ongoing.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FERC Docket No. OR13-000 — Buckeye Pipe Line’s Market-Based Rate Application.  On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, BPLC seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports.  The jet fuel rates were also the subject of the airlines’ OR12-28 complaint discussed above.  On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection.  On January 14, 2013, BPLC filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest.  On January 29, 2013, the protestants responded to BPLC’s answer, and on February 13, 2013, BPLC filed a further answer to the protestants’ January 29, 2013 pleading.  On February 28, 2013, FERC issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  As discussed above, the Application has been consolidated with the complaint proceeding in Docket No. OR12-28-000 for settlement purposes and settlement discussions under the supervision of the FERC settlement judge are ongoing.  If FERC were to approve the Application, BPLC would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28 complaint as to BPLC’s future rates would be irrelevant prospectively.  The timing or outcome of FERC’s review of the Application cannot reasonably be determined at this time.

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $3.5 million, $6.6 million and $8.4 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of December 31, 2013 and 2012, we recorded environmental remediation liabilities of $57.2 million and $61.8 million, respectively (see Notes 13 and 15).  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  At December 31, 2013 and 2012, we had $10.6 million and $17.7 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance.

Other Contingencies

The Puerto Rico Treasury Department has notified Buckeye Caribbean of a certain matter for discussion on the 2008 taxable year related to the possible recapture of investment tax credits previously granted to affiliates of Royal Dutch Shell Plc. (“Shell”) in 2002 and 2003, but no preliminary or final notice of debt regarding such matter has been issued. The investment tax credits are not related to income taxes.  Upon our acquisition of Buckeye Caribbean in 2010, we recorded a $17.7 million liability related to the uncertain outcome of the tax audit with an offsetting indemnification asset from Shell for the same amount.  See Notes 12 and 15 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases —Where We are Lessee

We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Rental expense is charged to operating expenses on a straight-line basis over the period of expected benefit.  Contingent rental payments are expensed as incurred.  Total rental expense for the years ended December 31, 2013, 2012 and 2011 was $24.9 million, $27 million and $22.4 million, respectively.  The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31 (in thousands):

	Office Space		Land
	and Other	Equipment (1)	Leases (2)	Total
2014	$3,551	$3,314	$2,863	$9,728
2015	3,653	—	2,850	6,503
2016	3,742	—	2,850	6,592
2017	3,838	—	2,850	6,688
2018	2,981	—	2,850	5,831
Thereafter	8,627	—	113,371	121,998
Total	$26,392	$3,314	$127,634	$157,340

(1)         Includes BORCO facility leases for tugboats and a barge in our Global Marine Terminals segment.

(2)         Includes leases for properties in connection with both the jetty and inland dock operations in the Global Marine Terminals segment and excludes leases related to our Natural Gas Storage disposal group.

Additionally, our rights-of-way payments for the years ended December 31, 2013, 2012 and 2011 were $6.1 million, $7.4 million and $6.6 million, respectively; and are subject to an annual escalation for the remaining life of all pipelines and terminals.

7.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	December 31,
	2013	2012
Liquid petroleum products (1)	$290,718	$246,918
Materials and supplies	21,417	12,245
Total inventories	$312,135	$259,163

(1)         Ending inventory was 102.1 million and 80.9 million gallons of liquid petroleum products at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, approximately 81% and 88% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
Prepaid insurance	$9,909	$12,585
Insurance receivables related to environmental remediation reserves	2,752	11,081
Margin deposits	17,022	14,038
Prepaid services (1)	—	20,031
Unbilled revenue	1,177	2,406
Prepaid taxes	4,384	5,040
Vendor prepayments	1,553	9,480
Other	11,706	16,902
Total prepaid and other current assets	$48,503	$91,563

(1)         Amounts related to Natural Gas Storage disposal group are classified as “Assets held for sale” as of December 31, 2013.  See Note 4 for further information.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	Estimated Useful	December 31,
	Lives (Years)	2013	2012
Land	N/A	$614,663	$301,604
Rights-of-way	(1)	104,491	107,580
Pad gas (2)	N/A	—	29,346
Buildings and leasehold improvements	13-50	314,980	150,720
Jetties, subsea pipeline and docks	20-50	429,392	388,199
Gas storage facility (2)	25-50	2,210	206,467
Pipelines and terminals	7-50	3,787,411	3,200,195
Vehicles, equipment and office furnishings	3-20	81,478	84,549
Construction in progress	N/A	188,685	231,365
Total property, plant and equipment		5,523,310	4,700,025
Less: Accumulated depreciation (2)		(598,016)	(511,377)
Total property, plant and equipment, net		$4,925,294	$4,188,648

(1)         Rights-of-way assets are depreciated over the useful life of the related pipeline assets.

(2)         Amounts related to Natural Gas Storage disposal group are classified as “Assets held for sale” as of December 31, 2013.  See Note 4 for further information.

Depreciation expense was $122.7 million, $120.2 million and $105.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EQUITY INVESTMENTS

The following table presents our equity investments, all included within the Pipelines & Terminals segment, at the dates indicated (in thousands):

		December 31,
	Ownership	2013	2012
West Shore Pipe Line Company	34.6%	$48,797	$45,953
Muskegon Pipeline LLC	40.0%	15,116	15,193
Transport4, LLC	25.0%	503	417
South Portland Terminal LLC	50.0%	7,933	7,150
Total equity investments		$72,349	$68,713

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

West Shore Pipe Line Company	$4,176	$4,330	$6,605
Muskegon Pipeline LLC	(77)	891	958
Transport4, LLC	361	191	185
West Texas LPG Pipeline Limited Partnership (1)	—	—	2,297
South Portland Terminal LLC (2)	783	688	389
Total earnings from equity investments	$5,243	$6,100	$10,434

(1)         In May 2011, we sold our 20% interest.  See Note 3 for further information.

(2)         In July 2011, we acquired a 50% interest.  See Note 3 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined financial information for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee financial information in thousands):

	December 31,
	2013	2012
BALANCE SHEET DATA:
Current assets	$40,241	$34,861
Noncurrent assets	92,726	75,550
Total assets	$132,967	$110,411

Current liabilities	$27,274	$32,887
Other liabilities	42,011	24,561
Combined equity	63,682	52,963
Total liabilities and combined equity	$132,967	$110,411

	Year Ended December 31,
	2013	2012	2011 (1)
INCOME STATEMENT DATA:
Revenue	$79,266	$74,691	$100,931
Costs and expenses	(58,697)	(48,708)	(53,596)
Non-operating expense	(6,808)	(8,728)	(13,708)
Net income	$13,761	$17,255	$33,627

(1)         In May 2011, we sold our 20% interest in WT LPG; therefore, the income statement data includes activity through the date of sale.  See Note 3 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by segment are as follows at the dates indicated (in thousands):

	Pipelines & Terminals	Global Marine Terminals	Merchant Services	Development & Logistics	Total

January 1, 2012	$248,250	$490,536	$1,132	$13,182	$753,100
Acquisition	65,021	—	—	—	65,021
December 31, 2012	313,271	490,536	1,132	13,182	818,121
Acquisition (1)	6,344	—	2,859	—	9,203
Purchase price adjustments (2)	(5,824)	—	—	—	(5,824)
Allocation resulting from segment realignment (3)	(47,358)	47,358	—	—	—
December 31, 2013	$266,433	$537,894	$3,991	$13,182	$821,500

(1)         See Note 3 for discussion of our Hess Terminals Acquisition in 2013.

(2)         During the first half year of 2013, we recorded adjustments to the purchase price allocated to tangible assets acquired and liabilities assumed in the Perth Amboy Facility acquisition.  See Note 3 for discussion of our acquisition of the Perth Amboy Facility in 2012.

(3)         The realignment of our business segments in December 2013, described in detail within Note 26, “Business Segments”, resulted in a change in the composition of our reporting units.  Accordingly, we reassigned a portion of the goodwill acquired as part of our acquisition of the Perth Amboy Facility, previously reported in the Pipelines & Terminals segment, to the Global Marine Terminals segment.  As of December 31, 2013, we allocated $11.8 million of the $59.2 million goodwill resulting from our acquisition of the Perth Amboy Facility in 2012 to the Pipelines & Terminals reporting unit since the Perth Amboy Facility benefits our existing pipeline and terminal assets and provides a gateway to our domestic pipeline and terminal network from the New York Harbor.  The remaining goodwill of $47.4 million, assigned to the Global Marine Terminals reporting unit, is attributable to expansion opportunities at the Perth Amboy Facility expected to create value by further extending our integrated network of marine terminals.

For our annual goodwill impairment tests as of January 1, 2014 and 2013, we performed a qualitative assessment to determine whether the fair value of the Pipelines & Terminals reporting unit was more likely than not less than the carrying value.  Based on economic conditions and industry and market considerations, we determined the fair value of the reporting unit exceeded the carrying value; therefore, the two-step impairment test was not required.  Additionally, we performed quantitative assessments to determine the fair value of each of the remaining reporting units.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value.  Therefore, we did not record any goodwill impairment for the year ended December 31, 2013 and 2012.

During 2011, we concluded that the continued downward performance in operating income and Adjusted EBITDA (as defined in Note 26) in our former Natural Gas Storage reporting unit due to decreases in contracted storage prices relating to low volatility in natural gas prices and compressed seasonal spreads was an impairment indicator; therefore, we performed an interim goodwill impairment test.  The estimate of the fair value of our former Natural Gas Storage reporting unit was determined using a combination of an expected present value of future cash flows and a market multiple valuation method.  Due to the market conditions at the time, we weighted 100% to the expected present value of future cash flows method.  Our former Natural Gas Storage reporting unit failed the first step of the goodwill impairment test; therefore, we performed the second step.  As a result of our step two analysis, we concluded that goodwill in our former Natural Gas Storage reporting unit was fully impaired and recorded a non-cash goodwill impairment charge of $169.6 million.  We considered the goodwill impairment an indicator of impairment related to the long-lived assets associated with our former Natural Gas Storage reporting unit.  Accordingly, we evaluated these assets for impairment and concluded that no impairment of the long-lived assets existed in 2011.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
Customer relationships	$231,620	$229,300
Accumulated amortization	(44,144)	(31,478)
Net carrying amount	187,476	197,822
Customer contracts	70,233	42,033
Accumulated amortization	(32,345)	(20,608)
Net carrying amount	37,888	21,425
Total intangible assets, net	$225,364	$219,247

For the years ended December 31, 2013, 2012 and 2011, amortization expense related to intangible assets was $24.4 million, $24.7 million and $13.4 million, respectively.  Amortization expense related to intangible assets is expected to be $36.8 million for 2014, $21.1 million for 2015, $15.9 million for 2016, $14.4 million for 2017 and $13.6 million for 2018.

12.  OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
Debt issuance costs, net	$21,024	$11,869
Insurance receivables related to environmental remediation reserves	7,803	6,573
Indemnification asset (see Note 6)	17,720	17,720
BORCO jetty insurance receivable (see Note 6)	5,000	5,000
Other	8,423	10,796
Total other non-current assets	$59,970	$51,958

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
Taxes - other than income	$15,323	$11,112
Accrued employee benefit liabilities	5,069	4,609
Accrued environmental remediation liabilities	11,555	13,446
Interest payable	53,428	44,137
Unearned revenue	18,273	12,894
Compensation and vacation	25,087	20,870
Accrued capital expenditures	27,812	21,665
Unfavorable storage contracts (1)	11,071	10,994
ARO (2)	8,317	—
Other	51,149	52,658
Total accrued and other current liabilities	$227,084	$192,385

(1)         $11 million of revenue was recognized during 2013 and 2012.  Revenue to be recognized related to these unfavorable storage contracts is expected to be approximately $11.1 million for each of 2014 and 2015 and $6 million for 2016.  See Note 3 for a discussion of the unfavorable storage contracts acquired in connection with the BORCO acquisition.

(2)         See Note 5 for a discussion of the ARO recorded in connection with impairment of a portion of our NORCO pipeline system.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  LONG-TERM DEBT

Long-term debt consists of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
4.625% Notes due July 15, 2013 (1)	$—	$300,000
5.300% Notes due October 15, 2014 (1) (3)	275,000	275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
2.650% Notes due November 15, 2018 (1)	400,000	—
5.500% Notes due August 15, 2019 (1)	275,000	275,000
4.875% Notes due February 1, 2021 (1)	650,000	650,000
4.150% Notes due July 1, 2023 (1)	500,000	—
6.750% Notes due August 15, 2033 (1)	150,000	150,000
5.850% Notes due November 15, 2043 (1)	400,000	—
BPL Credit Facility due September 26, 2017	255,000	871,200
Unamortized discounts	(11,289)	(4,756)
Total debt	3,318,711	2,941,444
Less: Current portion of line of credit (2)	(226,000)	(206,200)
Total long-term debt	$3,092,711	$2,735,244

(1)         We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

(2)         The line of credit is classified as a current liability in our consolidated balance sheets as related funds are used to finance Buckeye Energy Services LLC current working capital needs.

(3)         The $275 million of 5.300% Notes maturing on October 15, 2014 has been classified as long-term debt.  See below for additional information.

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,
2014	$501,000
2015	—
2016	—
2017	154,000
2018	700,000
Thereafter	1,975,000
Total	$3,330,000

Current Maturities Expected to be Refinanced

It is our intent to refinance the 5.300% Notes in 2014.  If necessary, the $275 million of 5.300% Notes maturing on October 15, 2014 could be refinanced using our $1.25 billion revolving credit facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank.  At December 31, 2013, we had $995 million of availability under our Credit Facility but, except for borrowings that are used to refinance other debt, we are limited to $961.9 million of additional borrowing capacity by the financial covenants under our Credit Facility.  Therefore, we have classified the 5.300% Notes as long-term debt in our consolidated balance sheet at December 31, 2013.  Additionally, we expect to settle interest rate swaps with a fair value at December 31, 2013 of $30 million, relating to the refinancing of the 5.300% Notes on or before October 15, 2014.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extinguishment of Debt

In July 2013, we repaid in full the $300 million principal amount outstanding under the 4.625% Notes due on July 15, 2013 (the “4.625% Notes”) and $6.9 million of related accrued interest using funds available under our Credit Facility.

Notes Offerings

In November 2013, we issued an aggregate of $800 million of senior unsecured notes in an underwritten public offering, including the $400 million of 2.650% Notes maturing on November 15, 2018 (the “2.650% Notes”) and the $400 million of 5.850% Notes maturing on November 15, 2043 (the “5.850% Notes”), at 99.823% and 98.581%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $5.9 million, were $787.7 million.  We used the net proceeds from this offering for general partnership purposes and to fund the Hess Terminals Acquisition (see Note 3).

In June 2013, we issued $500 million of senior unsecured 4.150% Notes maturing on July 1, 2023 (the “4.150% Notes”) in an underwritten public offering at 99.81% of their principal amount.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $3.3 million, were $495.8 million.  We used the net proceeds from this offering for general partnership purposes and to repay amounts due under our Credit Facility, a portion of which was subsequently reborrowed in July 2013 in order to repay in full the 4.625% Notes and related accrued interest (as discussed above).  We also settled all interest rate swaps relating to the 4.150% Notes for $62 million during June 2013.

On January 13, 2011, we sold the $650 million of senior unsecured 4.875% Notes due February 1, 2021 (the 4.875% Notes) in an underwritten public offering.  The notes were issued at 99.62% of their principal amount.  Total proceeds from this offering, after underwriters’ fees, expenses and debt issuance costs of $4.9 million, were $642.6 million, and were used to fund a portion of the purchase price for our acquisition of BORCO (see Note 3).  In connection with this offering, we settled a treasury lock agreement, which resulted in the receipt of a settlement of $0.5 million (see Note 17).

Credit Facility

On September 26, 2011, Buckeye and its indirect wholly-owned subsidiary, Buckeye Energy Services LLC (“BES”), as borrowers, entered into the Credit Facility with SunTrust Bank, as administrative agent and other lenders to provide for a $1.25 billion senior unsecured revolving credit agreement of which we have a borrowing capacity of $1.25 billion and BES has a sublimit of $500 million.  In August 2013, the Credit Facility’s maturity date was extended by one year to September 26, 2017, with an option to extend for up to one additional year and a $500 million accordion option to increase the commitments.  Concurrently with the execution of the Credit Facility, Buckeye and BES borrowed $242.3 million and $320.2 million, respectively, and used the proceeds to repay all amounts outstanding under Buckeye’s senior unsecured revolving credit agreement dated November 13, 2006 (the “Prior BPL Credit Facility”) and BES’s amended and restated senior revolving credit agreement dates as of June 25, 2010 (the “BES Credit Facility”), respectively, and customary fees and expenses related to the Credit Facility.  Buckeye and BES incurred debt issuance costs of $3.6 million and $1.4 million, respectively, related to the Credit Facility.

Under the Credit Facility, interest accrues on advances at the London Interbank Offered Rate (“LIBOR”) rate or a base rate plus an applicable margin based on the election of the applicable borrower for each interest period.  The issuing fees for all letters of credit are also based on an applicable margin.  The applicable margin used in connection with interest rates and fees is based on the credit ratings assigned to our senior unsecured long-term debt securities.  The applicable margin for LIBOR rate loans, swing line loans, and letter of credit fees ranges from 1.0% to 1.75% and the applicable margin for base rate loans ranges from 0% to 0.75%.  Buckeye and BES will also pay a fee based on our credit ratings on the actual daily unused amount of the aggregate commitments.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, Buckeye and BES collectively had $255 million and $871.2 million, respectively, outstanding under the Credit Facility, of which BES classified $226 million and $206.2 million, respectively, as current liability in our consolidated balance sheets as related funds are used to finance current working capital needs.  The weighted average interest rate for borrowings under the Credit Facility was 1.7% at December 31, 2013.  The Credit Facility includes covenants limiting, as of the last day of each fiscal quarter, the ratio of consolidated funded debt (“Funded Debt Ratio”) to consolidated EBITDA, as defined in the Credit Facility, measured for the preceding twelve months, to not more than 5.0 to 1.0.  This requirement is subject to a provision for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization determined on a consolidated basis.  At December 31, 2013, our Funded Debt Ratio was 4.2 to 1.0.  At December 31, 2013, we were in compliance with the covenants under our Credit Facility.

At December 31, 2013 and 2012, we had committed $7.7 million and $11.1 million, respectively, in support of letters of credit.  The obligations for letters of credit are not reflected as debt on our consolidated balance sheets.

Prior BPL Credit Facility

The Prior BPL Credit Facility provided a borrowing capacity of $580 million under an unsecured revolving credit agreement, which could have expanded up to $780 million subject to certain conditions and upon the further approval of the lenders. The Prior BPL Credit Facility had a maturity date of August 24, 2012.  As described above, Buckeye used the proceeds of the Credit Facility to repay its outstanding balance under the Prior BPL Credit Facility and terminated the Prior BPL Credit Facility on September 26, 2011.

BES Credit Facility

The BES Credit Facility provided for borrowings of up to $500 million with a maturity date of June 25, 2013.  As described above, BES used the proceeds of the Credit Facility to repay its outstanding balance under the BES Credit Facility and terminated the BES Credit Facility on September 26, 2011.  As a result of the termination of the BES Credit Facility, we expensed $3 million, of unamortized deferred financing costs, which is reflected in interest and debt expense in our consolidated statement of operations.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
Accrued employee benefit liabilities	$43,199	$53,551
Accrued environmental remediation liabilities	45,631	48,348
Deferred consideration	15,264	16,264
Deferred rent (1)	—	21,415
Liability related to investment tax credit (See Note 6)	17,720	17,720
Unfavorable storage contracts (2)	17,050	28,151
ARO (3)	2,600	13,424
Other	5,509	5,881
Total other non-current liabilities	$146,973	$204,754

(1)         Amounts for 2013 are classified as “Liabilities held for sale”.  See Note 4 for further information.

(2)         See Note 13 for a discussion of the unfavorable storage contracts acquired in connection with the BORCO acquisition.

(3)         See Note 5 for a discussion of the ARO recorded in connection with impairment of a portion of our NORCO pipeline system.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
Unrealized losses on derivative instruments	$(30,045)	$(130,636)
Net loss on settlement of interest rate swaps, net of amortization	(62,449)	(4,457)
Adjustments to funded status of benefit plans	(11,058)	(23,686)
Total accumulated other comprehensive loss	$(103,552)	$(158,779)

17.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We entered into six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million, which we entered into in anticipation of the issuance of debt on or before July 15, 2013, and six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million, which we entered into in anticipation of the issuance of debt on or before October 15, 2014.  We designated the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.  In June 2013, we issued $500.0 million of the 4.150% Notes (see Note 14 for further discussion) and also settled the related six forward-starting interest rate swaps for $62 million.  As a result of the interest rate swap settlement, we recognized $0.9 million hedge ineffectiveness in interest and debt expense attributable to the timing difference between when the swaps were settled and when they were forecasted to settle.  We expect to issue new fixed-rate debt on or before October 15, 2014 to repay the $275.0 million of 5.300% Notes that are due on October 15, 2014, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms.  During the years ended December 31, 2013 and 2012, unrealized gain of $37.7 million and unrealized loss of $28.7 million, respectively, were recorded in AOCI to reflect the change in the fair values of the forward-starting interest rate swaps.

On January 13, 2011, we issued $650.0 million of 4.875% Notes maturing on February 1, 2021 (the “4.875% Notes”) in an underwritten public offering.  See Note 14 for further discussion.  In December 2010, in connection with the proposed offering, we entered into a treasury lock agreement to fix the ten-year treasury rate at 3.3375% per annum on a notional amount of $650.0 million.  In January 2011, we subsequently cash-settled the treasury lock agreement upon the issuance of the 4.875% Notes and received $0.5 million, which has been recognized as a reduction to interest expense over the ten-year term of the 4.875% Notes.

Over the next twelve months, we expect to reclassify $7.1 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The loss consists of the following: (i) the forward-starting interest rate swaps that were settled in 2008 relating to our 6.050% Notes and (ii) the forward-starting interest rate swaps settled in June 2013 relating to the 4.150% Notes (as discussed above).  These losses were partially offset by a gain attributable to the settlement of the treasury lock agreement settled in 2011.

Commodity Derivatives

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  The futures contracts used to hedge refined petroleum product inventories are designated as fair value hedges with changes in fair value of both the futures contracts and physical inventory reflected in earnings.  Physical contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

The following table summarizes our commodity derivative instruments outstanding at December 31, 2013 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	31,497	—	Mark-to-market
Physical index derivative contracts	123,998	—	Mark-to-market
Future contracts for refined petroleum products	21,798	—	Mark-to-market

Derivatives designated as hedging instruments:
Future contracts for refined petroleum products	83,160	—	Fair Value Hedge

(1)         Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2013
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Total
Physical fixed price derivative contracts	$5,164	$—	$5,164	$(780)	$4,384
Physical index derivative contracts	48	—	48	(20)	28
Futures contracts for refined products	45,589	66	45,655	(45,655)	—
Total current derivative assets	50,801	66	50,867	(46,455)	4,412
Physical fixed price derivative contracts	(7,027)	—	(7,027)	780	(6,247)
Physical index derivative contracts	(330)	—	(330)	20	(310)
Futures contracts for refined products	(52,240)	(1,485)	(53,725)	45,655	(8,070)
Interest rate derivatives	—	(30,045)	(30,045)	—	(30,045)
Total current derivative liabilities	(59,597)	(31,530)	(91,127)	46,455	(44,672)

Net derivative liabilities	$(8,796)	$(31,464)	$(40,260)	$—	$(40,260)

(1)    Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists. Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

	December 31, 2012
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Net Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Total
Physical fixed price derivative contracts	$1,489	$—	$1,489	$(335)	$1,154
Physical index derivative contracts	724	—	724	(159)	565
Futures contracts for refined products	10,359	435	10,794	(10,794)	—
Total current derivative assets	12,572	435	13,007	(11,288)	1,719

Physical fixed price derivative contracts	(2,377)	—	(2,377)	335	(2,042)
Physical index derivative contracts	(705)	—	(705)	159	(546)
Futures contracts for refined products	(15,268)	(3,096)	(18,364)	10,794	(7,570)
Interest rate derivatives	—	(72,831)	(72,831)	—	(72,831)
Total current derivative liabilities	(18,350)	(75,927)	(94,277)	11,288	(82,989)
Interest rate derivatives	—	(57,805)	(57,805)	—	(57,805)
Total non-current derivative liabilities	—	(57,805)	(57,805)	—	(57,805)

Net derivative liabilities	$(5,778)	$(133,297)	$(139,075)	$—	$(139,075)

(1)    Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

Our hedged inventory portfolio extends to the second quarter of 2014.  The majority of the unrealized loss at December 31, 2013 for inventory hedges represented by futures contracts of $1.4 million will be realized by the second quarter of 2014 as the related inventory is sold.  At December 31, 2013, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond November 2014.  In addition, at December 31, 2013, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Location	2013	2012

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(14,621)	$(2,795)
Physical index derivative contracts	Product sales	1,086	906
Physical fixed price derivative contracts	Cost of product sales	9,372	1,924
Physical index derivative contracts	Cost of product sales	(910)	(922)
Futures contracts for refined products	Cost of product sales	4,656	1,453

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(205)	$(29,069)
Physical inventory - hedged items	Cost of product sales	(443)	21,366

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(161)	$(4,439)
Time value excluded from hedge assessment	Cost of product sales	(487)	(3,264)
Net loss in income		$(648)	$(7,703)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The losses reclassified from AOCI to income and the change in value recognized in OCI on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified
		From AOCI to Income for the
		Year Ended December 31,
	Location	2013	2012

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(4,881)	$(917)

		Gain (Loss) Recognized
		in OCI on Derivatives for the
		Year Ended December 31,
		2013	2012

Derivatives designated as cash flow hedging instruments:
Interest rate contracts		$37,718	$(28,726)

18.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	December 31, 2013		December 31, 2012
	Level 1	Level 2	Level 1	Level 2

Financial assets:
Physical fixed price derivative contracts	$—	$4,384	$—	$1,154
Physical index derivative contracts	—	28	—	565

Financial liabilities:
Physical fixed price derivative contracts	—	(6,247)	—	(2,042)
Physical index derivative contracts	—	(310)	—	(546)
Futures contracts for refined products	(8,070)	—	(7,570)	—
Interest rate contracts	—	(30,045)	—	(130,636)
Fair value	$(8,070)	$(32,190)	$(7,570)	$(131,505)

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $4.4 million and $1.2 million as of December 31, 2013 and 2012, respectively, are net of CVA of ($0.1) million for both periods, respectively.  As of December 31, 2013, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.  The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly issued debt with the market prices of the publicly-issued debt of other MLP’s with similar credit ratings and terms.  The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.  The carrying value and fair value, using Level 2 input values, of our debt were as follows at the dates indicated (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,063,711	$3,148,634	$2,070,244	$2,203,662
Variable-rate debt	255,000	255,000	871,200	871,200
Total debt	$3,318,711	$3,403,634	$2,941,444	$3,074,862

In addition, the Partnership’s pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.  See Note 19 for additional information.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  During the year ended December 31, 2013, we recorded a non-cash asset impairment charge of $169 million based on Level 3 inputs.  The non-cash asset impairment charge relates to the Natural Gas Storage disposal group which is currently operating solely as a natural gas storage facility.  We believe the combination of a repurposed natural gas and compressed air energy storage is the highest-and-best use of this facility and as such our fair value estimate less cost to sell is based on the disposal group operating as such.  We applied the income approach due to the lack of recent comparable transactions in the marketplace and estimated the fair value using a present value of expected future cash flows valuation method.  The present value of the expected future cash flows was determined using multiple pricing inputs, including, where applicable, commodity prices (power ancillary service charges, energy prices, capacity fees, and natural gas storage), discount rates, historical contract terms, and operational capabilities of the natural gas storage facility.  Valuation adjustments were considered to factor in liquidity risk and model uncertainty.  Unobservable pricing inputs were developed based on an evaluation of relevant empirical market data and historical pricing and operating cash flows.  In addition, we engaged a third-party natural gas storage valuation specialist to assist with our internally developed fair value estimate.  Sensitivity to changes in commodity prices and discount rates could have a material impact on our fair value estimate.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2012, we recorded a non-cash asset impairment charge of $60 million based on Level 3 inputs related to the idling of a portion of Buckeye’s NORCO pipeline system (see Note 5 for more information).

During the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $169.6 million based on Level 3 inputs related to our former Natural Gas Storage segment. (see Note 11 for a discussion of our valuation methodology relating to the goodwill impairment test).

19.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

Services Company also sponsors an unfunded post-retirement benefit plan (the “Retiree Medical Plan”), which provides health care and life insurance benefits to certain of its retirees.  To be eligible for the health care benefits, an employee must have been hired prior to January 1, 1991 and meet certain service requirements.  To be eligible for the life insurance benefits, an employee must have been hired prior to January 1, 2002 and meet certain service requirements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of projected benefit obligations and plan assets, and the funded status of the RIGP and the Retiree Medical Plan (“the Plans”) were as follows for the periods indicated (in thousands):

	RIGP		Retiree Medical Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012

Change in benefit obligation:
Benefit obligation at beginning of year	$22,657	$21,291	$41,748	$38,997
Service cost	217	244	431	315
Interest cost	538	827	1,409	1,794
Plan participants’ contributions	—	—	624	567
Actuarial (gain) loss	(3,852)	2,233	(7,756)	2,410
Settlements	(2,300)	(1,853)	—	—
Benefit payments	(80)	(85)	(1,307)	(2,335)
Benefit obligation at end of year	$17,180	$22,657	$35,149	$41,748

Change in plan assets:
Fair value of plan assets at beginning of year	$7,897	$6,618	$—	$—
Actual return on plan assets	(161)	488	—	—
Plan participants’ contributions	—	—	624	567
Employer contributions	647	2,729	683	1,768
Settlements	(2,300)	(1,853)	—	—
Benefit payments	(80)	(85)	(1,307)	(2,335)
Fair value of plan assets at end of year	$6,003	$7,897	$—	$—

Funded status at end of year	$(11,177)	$(14,760)	$(35,149)	$(41,748)

Amounts recognized in our consolidated balance sheets for the Plans consist of the following at the dates indicated below (in thousands):

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2013	2012	2013	2012

Liabilities:
Accrued employee benefit liabilities - current	$—	$—	$(3,127)	$(3,278)
Accrued employee benefit liabilities - noncurrent	(11,177)	(14,760)	(32,022)	(38,470)
Total	$(11,177)	$(14,760)	$(35,149)	$(41,748)

AOCI:
Net actuarial loss	$5,778	$11,081	$5,280	$14,229
Prior service credit	—	—	—	(1,624)
Total	$5,778	$11,081	$5,280	$12,605

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows at the dates indicated (in thousands):

	RIGP
	December 31,
	2013	2012
Projected benefit obligation	$17,180	$22,657
Accumulated benefit obligation (1)	13,378	17,551
Fair value of plan assets	6,003	7,897

(1)         The accumulated benefit obligation does not include an assumption for future compensation increases.

The weighted average assumptions used in determining net periodic benefit cost for the Plans were as follows for the periods indicated:

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	2.7%	4.2%	4.7%	3.6%	4.6%	5.1%
Expected return on plan assets	5.8%	5.8%	6.0%	N/A	N/A	N/A
Rate of compensation increase	3.0%	4.0%	4.0%	3.0%	4.0%	4.0%

The assumptions used in determining benefit obligations for the Plans were as follows at the dates indicated:

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	3.5%	2.7%	4.4%	3.6%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

The discount rate reflects the rate at which benefits could be effectively settled on the measurement date.  For the years ended December 31, 2013, 2012, and 2011, the discount rate was determined based on a projection of expected cash flows from the Plans using relevant economic benchmarks available as of each year end.  The expected return on plan assets was determined based on projected long-term market returns for each asset class in which the Plans are invested, weighted by the target asset class allocations.  The rate of compensation increase represents the long-term assumption for future increases to salaries.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2013 in the Retiree Medical Plan was 7% for 2014, grading down to 4.5% in 2021, and thereafter.  The assumed health care cost trend rates may have a significant effect on the amounts reported for the Retiree Medical Plan.  Based on a hypothetical 1% movement in the assumed health care cost trend rates, the change in costs would have had the following effects on the December 31, 2013 results:

	1%	1%
	Increase	(Decrease)
Effect on total service cost and interest cost components	$68	$(60)
Effect on postretirement benefit obligation	931	(837)

The components of the net periodic benefit cost and other changes recognized in OCI for the Plans were as follows for the periods indicated (in thousands):

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011

Components of net periodic benefit cost:
Service cost	$217	$244	$284	$431	$315	$303
Interest cost	538	827	827	1,409	1,794	1,927
Expected return on plan assets	(393)	(453)	(347)	—	—	—
Amortization of prior service credit	—	—	—	(1,624)	(2,730)	(2,964)
Actuarial loss due to settlements	773	906	694	—	—	—
Amortization of unrecognized loss	1,232	1,371	1,121	1,193	1,260	1,244
Net periodic benefit cost	$2,367	$2,895	$2,579	$1,409	$639	$510

Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$(3,298)	$2,198	$3,287	$(7,756)	$2,410	(781)
Amortization of unrecognized loss	(1,232)	(1,371)	(1,121)	(1,193)	(1,260)	(1,244)
Actuarial loss due to settlements	(773)	(906)	(694)	—	—	—
Amortization of prior service credit	—	—	—	1,624	2,730	2,964
Total recognized in OCI	$(5,303)	$(79)	$1,472	$(7,325)	$3,880	$939
Total recognized in net period benefit cost and OCI	$(2,936)	$2,816	$4,051	$(5,916)	$4,519	$1,449

We expect that the following amounts, currently included in OCI, for the Plans will be recognized in our consolidated statement of operations during the year ending December 31, 2014 (in thousands):

		Retiree
		Medical
	RIGP	Plan
Amortization of unrecognized loss	$674	$236

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate the following benefit payments, which reflect expected future service, as appropriate, will be paid for the Plans in the years indicated below as such (in thousands):

		Retiree
		Medical
	RIGP	Plan
2014	$1,346	$3,195
2015	1,563	3,188
2016	1,701	3,169
2017	1,977	3,063
2018	1,682	3,002
Thereafter	7,305	11,912

We expect to contribute $4.2 million to our benefit plans in 2014.  Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements.  For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

We do not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan.  A summary of investments in the RIGP are as follows at the dates indicated (in thousands):

	December 31, 2013		December 31, 2012
	Level 1	Level 3	Level 1	Level 3
Mutual fund - equity securities	$—	$—	$1,380	$—
Mutual fund - money market	2,700	—	2,527	—
Coal lease	—	3,303	—	3,990
Fair value of plan assets	$2,700	$3,303	$3,907	$3,990

The values of the Level 1 mutual funds were based on quoted market prices in active markets for identical assets.  The mutual fund — equity securities generally seeks long-term growth of capital and income and invests in a portfolio consisting of 100% in equities.

The values of the Level 3 coal lease were determined using an expected present value of future cash flows valuation model.  This investment relates to a 20.8% interest in a coal lease, which derives value from specified minimum royalty payments received from CONSOL Energy Inc. related to coal reserves mined from two Pennsylvania mines owned by the lessor.  The coal lease extends through 2023.

The following table summarizes the activity in our Level 3 pension assets for the periods indicated (in thousands):

	Year Ended
	December 31,
	2013	2012
Beginning balance, January 1	$3,990	$3,468
Lease payments received	408	407
Unrealized (loss) gain	(687)	522
Transfers out of Level 3	(408)	(407)
Ending balance, December 31	$3,303	$3,990

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual funds with the income derived with proceeds from the coal lease.  While no significant changes in the asset class allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plans

Services Company also sponsors the Retirement and Savings Plan (“RASP”) through which it provides retirement benefits for substantially all of its regular full-time employees located in the continental United States, except those covered by certain labor contracts.  The RASP consists of two components.  Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the RASP.  Under the second component, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the RASP up to 5% (or 6% if an employee has over 20 years of service) of an employee’s eligible covered salary.  Total costs of the RASP were $10.7 million, $10 million and $8.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Services Company also participates in a multi-employer retirement income plan and a multi-employer postretirement benefit plan, both of which provide retirement and health care and life insurance benefits to employees covered by certain labor contracts.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  The costs of providing these benefits, in aggregate, were $0.6 million, $0.6 million and $0.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Additionally, certain of our wholly owned subsidiaries provide a savings and retirement plan to employees.  The costs of providing these benefits, which primarily relates to BORCO, were $1.2 million, $1.2 million and $1.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

20.  UNIT-BASED COMPENSATION PLANS

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

We recognized compensation expense related to the LTIP, which includes awards under the 2009 Plan, and the Option Plan of $21.8 million, $19.5 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

LTIP

The LTIP is the successor long-term incentive compensation plan to the 2009 Plan.  The LTIP was approved by our unitholders in June 2013, and following such approval, (i) the 2009 Plan was merged with and into the LTIP, (ii) no further grants will be made under the 2009 Plan, and (iii) LP Units with respect to all grants outstanding under the 2009 Plan will be issued under the LTIP.  As a result of the merger of the 2009 Plan into the LTIP on June 4, 2013, the LTIP provided for the issuance of up to 3,000,000 LP Units, plus 889,491 LP Units subject to outstanding grants under the 2009 Plan and 193,913 LP Units that remained available for issuance under the 2009 Plan.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through the year end, awards representing a total of 3,236,006 LP Units were available for issuance under the LTIP as of December 31, 2013.

Deferral Plan under the LTIP

On December 16, 2009, the Compensation Committee approved the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”).  The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which our phantom units may be awarded in lieu of cash compensation at the election of the employee.  At December 31, 2013, 2012 and 2011, eligible employees were allowed to defer up to 50% of their 2013, 2012, and 2011 compensation award under our Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”).  Participants also receive one matching phantom unit for each Deferral Unit.  Deferral Units and their matching phantom units vest on December 15 of the second year after the year in which such units are granted.  At December 31, 2013, $2.7 million of 2013 compensation awards had been deferred, for which phantom units will be granted in 2014.  At December 31, 2012, $1.4 million of 2012 compensation awards had been deferred, for which 51,668 phantom units (including matching units) were granted during 2013.  At December 31, 2011, $0.7 million of 2011 compensation awards had been deferred, for which 23,426 phantom units (including matching units) were granted during 2012.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the year ended December 31, 2013, the Compensation Committee granted 186,246 phantom units to employees (including the 51,668 phantom units granted pursuant to the Deferral Plan discussed above), 16,000 phantom units to independent directors of Buckeye GP and 170,484 performance units to employees.  The vesting criteria for the performance units are the attainment of certain performance goals during the third year of a three-year period and remaining employed by us throughout such three-year period.

Phantom unit grantees will be paid quarterly distributions on DERs associated with phantom units over their respective vesting periods of one-year or three-years in the same amounts per phantom unit as distributions paid on our LP Units over those same one-year or three-year periods.  The amount paid with respect to phantom unit distributions was $1.6 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.  Distributions may be paid on performance units at the end of the three-year vesting period.  In such case, DERs will be paid on the number of LP Units for which the performance units will be settled.  Quarterly distributions related to DERs associated with phantom and performance units are recorded as a reduction of our Limited Partners’ Capital on the consolidated balance sheets.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)
Unvested at January 1, 2012	585	$56.75
Granted	376	63.04
Vested	(166)	50.51
Forfeited	(50)	45.40
Unvested at December 31, 2012	745	$62.08

Granted	410	53.74
Vested	(270)	58.34
Forfeited	(72)	59.39
Unvested at December 31, 2013	813	$59.36

(1)         Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.  The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

At December 31, 2013, $18.1 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 1.6 years.

Unit Option and Distribution Equivalent Plan

We also sponsor the Option Plan pursuant to which we historically granted options to employees to purchase LP Units at the market price of our LP Units on the date of grant.  Generally, the options vest three years from the date of grant and expire ten years from the date of grant.  As unit options are exercised, we issue new LP Units to the holder.  We have not historically repurchased, and do not expect to repurchase in 2014, any of our LP Units.  Following the adoption of the 2009 Plan effective March 20, 2009, we ceased making additional grants under the Option Plan.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	($/LP Unit)	Term (in years)	Value (1)

Outstanding at January 1, 2012	97	$46.81	4.2	$1,666
Exercised	(23)	45.62

Outstanding at December 31, 2012	74	$47.19	3.3	$35
Exercised	(28)	46.98

Outstanding at December 31, 2013	46	$47.32	2.4	$1,080

Exercisable at December 31, 2013	46	$47.32	2.4	$1,080

(1)         Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in 2013 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.3 million and $2.5 million, respectively.  At December 31, 2013 and December 31, 2012, there was no unrecognized compensation cost related to unvested options, as all options were vested as of November 24, 2011.  At December 31, 2013, 333,000 LP Units were available for grant in connection with the Option Plan.  The fair value of options vested was $0 million, $0 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

BGH GP’s Override Units

Effective on June 25, 2007, BGH GP established an Equity Compensation Plan for certain members of BGH GP’s senior management, pursuant to which BGH GP issued both time-based and performance-based awards of the equity of BGH GP (but not our equity), which are called override units.  No override units were granted during the year ended December 31, 2013 and 2012.  However, on January 27, 2011, BGH GP granted override units in BGH GP to a member of senior management.  We are not the sponsor of this plan and have no obligations with respect to it.

The vesting of the override units that remain unvested is contingent on the satisfaction of a performance condition and a market condition that are dependent on the amounts of distributions that BGH GP makes to its unitholders.  Since these conditions were not satisfied during 2013, no compensation expense has been recorded for these override units through December 31, 2013.

21.  EMPLOYEE STOCK OWNERSHIP PLAN

Services Company provides the ESOP to the majority of its employees hired before September 16, 2004.  Employees hired by Services Company after September 15, 2004 and certain employees covered by a union multiemployer pension plan do not participate in the ESOP.  The ESOP owns all of the outstanding common stock of Services Company.  Buckeye, as primary beneficiary, consolidates Services Company.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Individual employees were allocated shares based upon the ratio of their eligible compensation to total eligible compensation.  Eligible compensation generally included base salary, overtime payments and certain bonuses.  All Services Company stock has been released to ESOP participants.  Total ESOP related costs charged to earnings were $0.2 million, nominal, and $1.2 million for each of the years ended December 31, 2013, 2012, and 2011.

22.  RELATED PARTY TRANSACTIONS

We are managed by Buckeye GP, our general partner.  Services Company is considered a related party with respect to us.  Services Company employees provide services to the majority of our operating subsidiaries.  Pursuant to a services agreement entered into in December 2004, our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.  As Services Company is consolidated, these amounts eliminate in consolidation.  Services Company, which is beneficially owned by the ESOP, owned 0.8 million of our LP Units (0.7% of our LP Units outstanding) as of December 31, 2013.  Distributions received by Services Company from us on such LP Units are distributed to ESOP participants for investment pursuant to the terms of the ESOP.  Distributions paid to Services Company totaled $3.7 million, $5 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Total distributions paid to Services Company decrease over time as Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP.

23.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

Class B Units

From January 2011 to September 2013, we had issued and outstanding Class B Units representing a separate class of our limited partnership interests. The Class B Units shared equally with the LP Units (i) with respect to the payment of distributions and (ii) in the event of our liquidation.  Our partnership agreement provided the option to pay distributions on the Class B Units with cash or by issuing additional Class B Units, with the number of Class B Units issued based upon the volume-weighted average price of the LP Units for the 10 trading days immediately preceding the date the distributions were declared, less a discount of 15%.  From January 2011 to September 2013, we paid distributions on the Class B Units by issuing such additional Class B Units.

In September 2013, 8.5 million Class B Units, which represented all of our Class B Units outstanding as of September 1, 2013, converted into LP Units on a one-for-one basis.  The conversion was required by our partnership agreement and was triggered in connection with over 4 million barrels of incremental storage capacity being placed in service since acquisition at our BORCO facility effective September 1, 2013.  No Class B Units have been issued subsequent to that date, and as a result, there were no Class B Units outstanding at December 31, 2013.

At-the-Market Offering Program

In May 2013, we entered into four separate equity distribution agreements (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC.  Under the terms of the Equity Distribution Agreements, we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.  During the year ended December 31, 2013, we sold 0.5 million LP Units in aggregate under the Equity Distribution Agreements, received $33.1 million in net proceeds after deducting commissions and other related expenses, and paid $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Offerings

In October 2013, we completed a public offering of 7.5 million LP Units pursuant to an effective shelf registration statement, which priced at $62.61 per unit.  The underwriters also exercised an option to purchase 1.1 million additional LP Units, resulting in total gross proceeds of $540 million before deducting underwriting fees and offering expenses of $19.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and to indirectly fund a portion of the purchase price for the Hess Terminals Acquisition (see Note 3 for further information).

In January 2013, we completed a public offering of 6 million LP Units pursuant to an effective shelf registration statement, which priced at $52.54 per unit.  The underwriters also exercised an option to purchase 0.9 million additional LP Units, resulting in total gross proceeds of $362.5 million before deducting underwriting fees and offering expenses of $13.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility.

In February 2012, we issued 4.3 million LP Units to institutional investors in a registered direct offering for aggregate consideration of $250 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and offering expenses of $3.2 million.  We used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and to indirectly fund a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

In April 2011, we issued 5.5 million LP Units, which included 0.7 million LP Units issued as part of the overallotment option, in an underwritten public offering at a public offering price of $59.41 per LP Unit.  Total proceeds from the offering, including the overallotment option and after the underwriters’ discount and offering expenses, were $316.6 million, and were used to reduce amounts outstanding under our Prior BPL Credit Facility.

On January 18 and 19, 2011, we issued 5.8 million LP Units and 1.3 million Class B Units to institutional investors for aggregate consideration of $425 million to fund a portion of the BORCO acquisition.  On January 18, 2011, we issued 2.5 million LP Units and 4.4 million Class B Units to First Reserve as $400 million of consideration to fund a portion of the BORCO acquisition.  On February 16, 2011, we issued 0.6 million LP Units and 1.1 million Class B Units to Vopak as $100 million of consideration to fund a portion of the BORCO acquisition.  Equity issuance costs incurred on these transactions were $4.6 million.  The remaining purchase price was funded with cash on hand at closing and borrowings under our Prior BPL Credit Facility. See Note 3 for further information on the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding units for the periods indicated (in thousands):

	Limited	Class B
	Partners	Units	Total

Units outstanding at January 1, 2011	71,436	—	71,436
LP Units issued pursuant to the Option Plan (1)	97	—	97
LP Units issued pursuant to the LTIP (1)	16	—	16
Issuance of units to First Reserve and Vopak as consideration for BORCO acquisition	3,104	5,479	8,583
Issuance of units to institutional investors	5,795	1,315	7,110
Issuance of units in underwritten public offering	5,520	—	5,520
Issuance of Class B Units in lieu of quarterly cash distribution	—	511	511
Units outstanding at December 31, 2011	85,968	7,305	93,273
LP Units issued pursuant to the Option Plan (1)	22	—	22
LP Units issued pursuant to the LTIP (1)	118	—	118
Issuance of units to institutional investors	4,263	—	4,263
Issuance of Class B Units in lieu of quarterly cash distribution	—	670	670
Units outstanding at December 31, 2012	90,371	7,975	98,346
LP Units issued pursuant to the Option Plan (1)	27	—	27
LP Units issued pursuant to the LTIP (1)	182	—	182
Issuance of units to institutional investors	15,526	—	15,526
Issuance of units through Equity Distribution Agreements	489	—	489
Issuance of Class B Units in lieu of quarterly cash distribution	—	494	494
Conversion of Class B Units into LP Units	8,469	(8,469)	—
Units outstanding at December 31, 2013	115,064	—	115,064

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

		Amount Per	Total Cash
Record Date	Payment Date	LP Unit	Distributions

February 21, 2011	February 28, 2011	$0.9875	$79,603
May 16, 2011	May 31, 2011	1.0000	86,153
August 15, 2011	August 31, 2011	1.0125	87,236
November 14, 2011	November 30, 2011	1.0250	88,377
Total			$341,369

February 21, 2012	February 29, 2012	$1.0375	$94,017
May 14, 2012	May 31, 2012	1.0375	94,050
August 15, 2012	August 31, 2012	1.0375	94,055
November 12, 2012	November 30, 2012	1.0375	94,055
Total			$376,177

February 19, 2013	February 28, 2013	$1.0375	$101,475
May 16, 2013	May 31, 2013	1.0500	102,689
August 12, 2013	August 20, 2013	1.0625	104,293
November 12, 2013	November 19, 2013	1.0750	124,051
Total			$432,508

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In-kind Distributions

In-kind distributions paid to Class B unitholders of Buckeye for the periods indicated were as follows (in thousands):

Record Date	Payment Date	Units

February 21, 2011	February 28, 2011	122
May 16, 2011	May 31, 2011	127
August 15, 2011	August 31, 2011	133
November 14, 2011	November 30, 2011	129
Total		511

February 21, 2012	February 29, 2012	141
May 14, 2012	May 31, 2012	160
August 15, 2012	August 31, 2012	172
November 12, 2012	November 30, 2012	197
Total		670

February 19, 2013	February 28, 2013	186
May 16, 2013	May 31, 2013	163
August 12, 2013	August 20, 2013	145
Total		494

On February 7, 2014, we announced a quarterly distribution of $1.0875 per LP Unit that will be paid on February 25, 2014, to unitholders of record on February 18, 2014.  Based on the LP Units outstanding as of December 31, 2013, cash distributed to LP unitholders on February 25, 2014 will total $125.5 million.

24.  INCOME TAXES

As of December 31, 2013 and 2012, we had net deferred tax assets of $1.8 million and $1.7 million, respectively, for BDL, which are not expected to be realized based on the available evidence of projected operating losses for the foreseeable future, and have provided a full valuation allowance against the deferred tax assets as of the end of each year.  As of December 31, 2013, $3.5 million of BDL’s deferred tax assets related to net operating loss carryforwards will expire between 2028 and 2032.

As of December 31, 2013 and 2012, we had net deferred tax assets of $43 million and $34.3 million related to Buckeye Caribbean.  The increase in our net deferred tax asset and valuation allowance in 2013 is primarily due to the new tax legislation enacted effective June 30, 2013 in Puerto Rico.  As of December 31, 2013, $18.7 million of the deferred tax assets related to net operating loss carryforwards, and unless utilized, the tax benefits of the net operating loss carryforwards will expire between 2020 and 2022.  Based on available evidence, we had recorded a full valuation allowance against the deferred tax assets upon our acquisition of Buckeye Caribbean during the year ended December 31, 2010.  There was no significant change in our judgment during the year ended December 31, 2011.  However, based on our assessment at December 31, 2013 and 2012, we concluded that sufficient positive evidence exists, including the realization of book and taxable income and a forecast of future book and taxable income, to release $1.6 million and $1.8 million of valuation allowance, respectively, at December 31, 2013 and 2012.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising our net deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforward	$22,158	$18,163
Property, plant and equipment - refinery	22,333	17,179
Other	2,720	2,982
Total deferred tax asset	$47,211	$38,324

Deferred tax liability:
Property, plant and equipment - terminals	$2,296	$2,142
Other	110	141
Total deferred tax liability	2,406	2,283
Net deferred tax asset	44,805	36,041
Less: Valuation allowance	(43,243)	(34,271)
Deferred taxes, net	$1,562	$1,770

We are currently not under any income tax audits or examinations.  As of December 31, 2013, BDL’s tax years from 2010 to 2013 and Buckeye Caribbean’s tax years from 2007 through 2013 were open to examination by the Internal Revenue Service and Puerto Rico Treasury Department, respectively.

25.  EARNINGS PER UNIT

Basic and diluted earnings per unit (includes LP Units and Class B Units) is calculated by dividing net income, after deducting the amount allocated to noncontrolling interests, by the weighted-average number of LP Units and Class B Units outstanding during the period.

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Buckeye Partners, L.P.	$160,273	$226,417	$108,501
Basic:
Weighted average units outstanding - basic	107,202	97,309	90,423
Earnings per unit - basic	$1.50	$2.33	$1.20

Diluted:
Weighted average units outstanding - basic	107,202	97,309	90,423
Dilutive effect of LP Unit options and LTIP awards granted	475	326	349
Weighted average units outstanding - diluted	107,677	97,635	90,772
Earnings per unit - diluted	$1.49	$2.32	$1.20

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.  BUSINESS SEGMENTS

We operate and report in four business segments: (i) Pipelines & Terminals; (ii) Global Marine Terminals; (iii) Merchant Services; and (iv) Development & Logistics.  In December 2013, we realigned our business segments to support the way our management views our business in light of recent growth through acquisitions.  We eliminated our previously reported International Operations and Energy Services segments and created the Global Marine Terminals and Merchant Services segments.  The new Global Marine Terminals segment includes our marine facilities that primarily facilitate global logistic product flows and feature segregated tankage, serve a similar international customer base and offer similar services, such as bulk storage and blending.  This segment includes our BORCO facility and Yabucoa terminal, the St. Lucia terminal acquired from Hess, and the New York Harbor storage and marine terminals, which consist of our legacy Perth Amboy terminal and the Port Reading and Raritan Bay terminals acquired from Hess.  Our Merchant Services segment centralizes all existing and new merchant activities to leverage common mid- and back-office support.  This segment includes the legacy Energy Services segment, the Caribbean fuel oil supply and distribution business and new merchant activities supporting the terminals recently acquired from Hess.  Our Development & Logistics segment remains unchanged.  Our Pipelines & Terminals segment remains unchanged, other than the removal of the Perth Amboy terminal.  Finally, we also eliminated the Natural Gas Storage segment because it has been classified as a discontinued operation.  We have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.  In addition, reclassifications of prior period amounts were made to operating and general and administrative expenses between our segments.  The reclassification impacted adjusted EBITDA by segment and had no impact on consolidated net income or partners’ capital.

Pipelines & Terminals

The Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States.  This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including five terminals owned by the Merchant Services segment but operated by the Pipelines & Terminals segment and 17 terminals acquired from Hess Terminals Acquisition in December 2013.  In addition, we provide crude oil services, including train off-loading, storage and throughput.

Global Marine Terminals

The Global Marine Terminals segment provides marine bulk storage and marine terminal throughput services along the U.S. East Coast and Caribbean.  The segment has liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean, and the New York Harbor.  In connection with BORCO’s publicly announced expansion plans, BORCO completed construction of and brought online 2.8 million barrels of incremental storage capacity in 2013.

Merchant Services

The Merchant Services segment is a wholesale distributor of petroleum products in the United States and in the Caribbean. This segment recognizes revenues when products are delivered.  The segment’s products include gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel, kerosene and fuel oil. The segment owns five terminals which are operated by the Pipelines & Terminals segment.  The segment’s customers consist principally of product wholesalers as well as major commercial users of these refined petroleum products.

Development & Logistics

The Development & Logistics segment consists primarily of our contract operations of third-party pipelines, which are owned principally by major oil and gas, petrochemical and chemical companies and are located primarily in Texas and Louisiana.  Additionally, this segment performs pipeline construction management services, typically for cost plus a fixed fee. This segment also owns and operates two underground propane storage caverns in Indiana and Illinois and an ammonia pipeline, as well as maintains majority ownership of the Sabina Pipeline, located in Texas.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas Storage Disposal Group

In December 2013, our Board of Directors approved a plan to divest the natural gas storage segment facility and related assets that our subsidiary Lodi Gas Storage, L.L.C. owns and operates in Northern California as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  For additional information, see Note 4 in the Notes to Consolidated Financial Statements.

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

The following tables summarize our financial information by each segment for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
Pipelines & Terminals	$786,759	$709,341	$631,289
Global Marine Terminals	252,270	218,180	193,960
Merchant Services	3,990,575	3,339,241	3,888,961
Development & Logistics	59,247	50,211	43,068
Intersegment	(34,750)	(31,070)	(63,658)
Total revenue	$5,054,101	$4,285,903	$4,693,620

For the years ended December 31, 2013, 2012 and 2011, no customer contributed 10% or more of consolidated revenue.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011

Capital additions, net: (1)
Pipelines & Terminals	$151,827	$158,547	$103,678
Global Marine Terminals	206,472	167,208	184,438
Merchant Services	113	2,490	1,824
Development & Logistics	2,840	724	5,287
Total segment capital additions, net	361,252	328,969	295,227
Natural Gas Storage disposal group (2)	193	2,369	10,097
Total capital additions, net	$361,445	$331,338	$305,324

(1)         Amounts represent cash paid for capital expenditures and exclude $23.3 million, ($2.4) million and $14.3 million of non-cash changes in accounts payable and accruals for capital expenditures for the years ended December 31, 2013, 2012 and 2011, respectively.  See Note 27 for supplemental cash flow information.

(2)         Assets related to the former Natural Gas Storage disposal group were classified as “Assets held for sale” as of the year ended December 31, 2013.  See Note 4 for further information.

	December 31,
	2013	2012

Total Assets:
Pipelines & Terminals (1)	$3,109,609	$2,661,100
Global Marine Terminals (2)	3,066,669	2,415,408
Merchant Services	569,679	454,453
Development & Logistics	77,898	77,679
Total segment assets	6,823,855	5,608,640
Natural Gas Storage disposal group (3)	181,708	372,369
Total assets	$7,005,563	$5,981,009

(1)         All equity investments are included in the assets of the Pipelines & Terminals segment.

(2)         The Global Marine Terminals segment’s long-lived assets consist of property, plant and equipment, goodwill, intangible assets and other non-current assets.  Total tangible long-lived assets located in our international locations was $1,540.4 million and $1,381.6 million for the years ended December 31, 2013 and 2012, respectively, which represents 68% and 86%, respectively, of the Global Marine Terminals segment’s total tangible long-lived assets.

(3)         Assets related to the former Natural Gas Storage disposal group were classified as “Assets held for sale” as of the year ended December 31, 2013.  See Note 4 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our financial information for continuing operations, by major geographic area, for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Revenue:
United States	$4,834,991	$4,092,549	$4,516,026
International	219,110	193,354	177,594
Total revenue	$5,054,101	$4,285,903	$4,693,620

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA from continuing operations:
Pipeline & Terminals	$471,091	$409,541	$361,018
Global Marine Terminals	149,740	128,581	112,996
Merchant Services	12,616	1,144	1,797
Development & Logistics	15,367	13,174	7,932
Adjusted EBITDA from continuing operations	$648,814	$552,440	$483,743

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$351,599	$235,879	$291,827
Less: Net income attributable to noncontrolling interests	(4,152)	(4,134)	(6,163)
Income from continuing operations attributable to Buckeye Partners, L.P.	347,447	231,745	285,664
Add: Interest and debt expense	130,920	114,980	119,561
Income tax expense (benefit)	1,060	(675)	(192)
Depreciation and amortization	147,591	138,857	112,398
Non-cash unit-based compensation expense	21,013	18,577	8,601
Asset impairment expense	—	59,950	—
Hess acquisition and transition expense	11,806	—	—
Less: Amortization of unfavorable storage contracts (1)	(11,023)	(10,994)	(7,562)
Gain on sale of equity investment	—	—	(34,727)
Adjusted EBITDA from continuing operations	$648,814	$552,440	$483,743

(1)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest (net of capitalized interest)	$115,006	$110,769	$98,044
Cash paid for income taxes	510	1,406	1,147
Capitalized interest	7,007	9,238	7,583

Non-cash investing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities related to capital expenditures	$23,267	$(2,401)	$14,296

Non-cash financing activities:
Issuance of units to First Reserve for BORCO acquisition	$—	$—	$407,391
Issuance of units to Vopak for BORCO acquisition	—	—	96,110
Issuance of Class B Units in lieu of quarterly cash distribution	25,687	31,264	28,111

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the periods indicated is set forth below (in thousands, except per unit amounts).  Quarterly results were influenced by seasonal and other factors inherent in our business.  The amounts shown below differ from those previously reported in our quarterly reports on Form 10-Q due to the planned divestiture of our Natural Gas Storage disposal group, as discussed in Note 4.  The results of operations of the Natural Gas Storage disposal group have been reported as discontinued operations for all periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2013
Revenue (1)	$1,331,078	$993,588	$1,073,851	$1,655,584	$5,054,101
Operating income (2) (3)	123,476	113,971	116,777	123,817	478,041
Income from continuing operations	94,826	85,690	83,618	87,465	351,599
Loss from discontinued operations (2)	(4,327)	(8,320)	(5,367)	(169,160)	(187,174)
Net income (2)	90,499	77,370	78,251	(81,695)	164,425
Net income attributable to Buckeye Partners, L.P. (2)	89,341	76,430	77,254	(82,752)	160,273

Earnings (loss) per unit - basic
Continuing operations	$0.91	$0.80	$0.78	$0.76	$3.25
Discontinued operations	(0.04)	(0.08)	(0.05)	(1.49)	(1.75)
Total	$0.87	$0.72	$0.73	$(0.73)	$1.50

Earnings (loss) per unit - diluted
Continuing operations	$0.90	$0.80	$0.77	$0.75	$3.23
Discontinued operations	(0.04)	(0.08)	(0.05)	(1.48)	(1.74)
Total	$0.86	$0.72	$0.72	$(0.73)	$1.49

2012
Revenue (1)	$1,249,228	$966,171	$945,741	$1,124,763	$4,285,903
Operating income (3) (4)	84,656	85,409	115,263	59,208	344,536
Income from continuing operations (4)	57,389	59,289	86,658	32,543	235,879
Loss from discontinued operations	(3,922)	(3,263)	(1,399)	3,256	(5,328)
Net income (4)	53,467	56,026	85,259	35,799	230,551
Net income attributable to Buckeye Partners, L.P. (4)	51,959	54,379	85,116	34,963	226,417

Earnings (loss) per unit - basic
Continuing operations	$0.59	$0.59	$0.88	$0.33	$2.38
Discontinued operations	(0.04)	(0.03)	(0.01)	0.03	(0.05)
Total	$0.55	$0.56	$0.87	$0.36	$2.33

Earnings (loss) per unit - diluted
Continuing operations	$0.58	$0.58	$0.88	$0.32	$2.37
Discontinued operations	(0.04)	(0.03)	(0.01)	0.03	(0.05)
Total	$0.54	$0.55	$0.87	$0.35	$2.32

(1)         Revenue for 2013 excludes previously reported amounts of $13.9 million, $11.8 million and $14.9 million, in the first, second and third quarters of 2013, respectively, related to the Natural Gas Storage disposal group.  Revenue for 2012 excludes previously reported amounts of $10.2 million, $16.5 million, $20.2 million and $24.4 million in the first, second, third and fourth quarters of 2012, respectively, related to the Natural Gas Storage disposal group.

(2)         During the fourth quarter of 2013, we recorded a $169 million asset impairment expense related to the Natural Gas Storage disposal group (see Note 5).

(3)         Operating income for 2013 excludes operating losses of ($4.3) million, ($8.3) million and ($5.4) million, in the first, second and third quarters of 2013, respectively, related to the Natural Gas Storage disposal group.  Operating income for 2012 excludes operating income (loss) of ($3.9) million, ($3.3) million, ($1.4) million and $3.3 million in the first, second, third and fourth quarters of 2012, respectively, related to the Natural Gas Storage disposal group.

(4)         During the fourth quarter of 2012, we recorded a $60 million asset impairment expense related to the NORCO pipeline system (see Note 5).

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2014 Annual Meeting of unitholders (the “2014 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the headings “Proposal One:  Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be set forth in our 2014 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item will be set forth in our 2014 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2014 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our 2014 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the heading “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)         The following documents are filed as a part of this Report:

(1)         Financial Statements — See Item 8 of this Report.

(2)         Financial Statement Schedules — None.

(3)         Exhibits — The following is a list of exhibits filed as part of this Report including those incorporated by reference.

Exhibit Number	Description

2.1

Purchase and Sale Agreement by and between Buckeye Tank Terminals LLC and Chevron U.S.A., Inc., dated as of February 8, 2012 (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on February 10, 2012).

2.2

Purchase and Sale Agreement by and between Buckeye Partners, L.P. and Hess Corporation, dated as of October 9, 2013 (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 10, 2013).

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

4.9

Eighth Supplemental Indenture dated as of June 10, 2013, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 12, 2013).

4.10

Ninth Supplemental Indenture dated as of November 14, 2013, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as Trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 19, 2013).

4.11

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

10.2

Services Agreement dated as of February 21, 2013, among Buckeye Partners, L.P., certain operating subsidiaries of Buckeye Partners, L.P. and Services Company. (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.3

Form of Severance Agreement for each Named Executive Officer (except Mr. Wylie) (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2012).

*10.4

Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 4, 2005).

*10.5	Buckeye Partners, L.P. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit A of Buckeye Partners, L.P.’s Definitive Proxy Statement filed April 19, 2013).

*10.6

Buckeye Partners, L.P. Annual Incentive Compensation Plan (as amended and restated, effective January 1, 2012) (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 2, 2012).

*10.7

Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective July 31, 2013 (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

*10.8

Buckeye Partners, L.P. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2013 (Incorporated by reference to Exhibit 10.8 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.9

Buckeye Pipe Line Company Benefit Equalization Plan, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.9 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.10

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

10.12

Form of Consent to Extension of Maturity Date, effective August 28, 2013, to Revolving Credit Agreement, dated as of September 26, 2011, by and among Buckeye Partners, L.P., Buckeye Energy Services, LLC, SunTrust Bank and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

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

BUCKEYE PARTNERS, L.P.
(Registrant)
	By:	Buckeye GP LLC,
as General Partner

Dated: February 26, 2014	By:	/s/ CLARK C. SMITH
Clark C. Smith
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2014	By:	/s/ PIETER BAKKER
Pieter Bakker
Director

Dated: February 26, 2014	By:	/s/ BARBARA J. DUGANIER
Barbara J. Duganier
Director

Dated: February 26, 2014	By:	/s/ C. SCOTT HOBBS
C. Scott Hobbs
Director

Dated: February 26, 2014	By:	/s/ JOSEPH A. LASALA, JR.
Joseph A. LaSala, Jr.
Director

Dated: February 26, 2014	By:	/s/ MARK C. MCKINLEY
Mark C. McKinley
Director

Dated: February 26, 2014	By:	/s/ OLIVER G. “RICK” RICHARD, III
Oliver “Rick” G. Richard, III
Director

Dated: February 26, 2014	By:	/s/ CLARK C. SMITH
Clark C. Smith
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: February 26, 2014	By:	/s/ FRANK S. SOWINSKI
Frank S. Sowinski
Director

Dated: February 26, 2014	By:	/s/ KEITH E. ST.CLAIR
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 26, 2014	By:	/s/ MARTIN A. WHITE
Martin A. White
Director

Dated: February 26, 2014	By:	/s/ FORREST E. WYLIE
Forrest E. Wylie
Non-Executive Chairman of the Board

Dated: February 26, 2014	By:	/s/ JEFFREY I. BEASON
Jeffrey I. Beason
Vice President and Controller
(Principal Accounting Officer)