Form 10-Q
period 2014-03-31
BUCKEYE PARTNERS, L.P.
filed 2014-05-05
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 115,954,070 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Product sales	$1,677,742	$1,069,217
Transportation, storage and other services	314,087	261,861
Total revenue	1,991,829	1,331,078

Costs and expenses:
Cost of product sales	1,665,379	1,063,298
Operating expenses	124,829	92,352
Depreciation and amortization	42,991	35,699
General and administrative	17,357	16,253
Total costs and expenses	1,850,556	1,207,602
Operating income	141,273	123,476

Other income (expense):
Earnings from equity investments	1,266	1,629
Interest and debt expense	(41,213)	(30,249)
Other income	136	101
Total other expense, net	(39,811)	(28,519)

Income from continuing operations before taxes	101,462	94,957
Income tax benefit (expense)	77	(131)
Income from continuing operations	101,539	94,826
Loss from discontinued operations	(10,042)	(4,327)
Net income	91,497	90,499
Less: Net income attributable to noncontrolling interests	(1,029)	(1,158)
Net income attributable to Buckeye Partners, L.P.	$90,468	$89,341

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:

Continuing operations	$0.87	$0.91
Discontinued operations	(0.09)	(0.04)
Total	$0.78	$0.87

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:

Continuing operations	$0.87	$0.90
Discontinued operations	(0.09)	(0.04)
Total	$0.78	$0.86

Weighted average units outstanding:

Basic	115,319	103,247
Diluted	115,796	103,571

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$91,497	$90,499
Other comprehensive income (loss):
Unrealized (losses) gains on derivative instruments	(9,604)	8,619
Reclassification of derivative losses to net income	1,779	228
Recognition of costs related to benefit plans to net income	393	314
Adjustments to recognize the funded status of benefit plans	—	(338)
Total other comprehensive (loss) income	(7,432)	8,823
Comprehensive income	84,065	99,322
Less: Comprehensive income attributable to noncontrolling interests	(1,029)	(1,158)
Comprehensive income attributable to Buckeye Partners, L.P.	$83,036	$98,164

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$31,314	$4,950
Trade receivables, net	416,429	326,243
Construction and pipeline relocation receivables	21,916	23,135
Inventories	417,115	312,135
Derivative assets	11,935	4,412
Prepaid and other current assets	51,951	48,503
Assets held for sale (Note 3)	177,555	181,708
Total current assets	1,128,215	901,086

Property, plant and equipment, net	4,980,920	4,925,294

Equity investments	73,417	72,349
Goodwill	821,500	821,500
Intangible assets, net	215,944	225,364
Other non-current assets	57,941	59,970
Total assets	$7,277,937	$7,005,563

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$348,000	$226,000
Accounts payable	197,778	149,520
Derivative liabilities	49,152	44,672
Accrued and other current liabilities	182,759	227,084
Liabilities held for sale (Note 3)	37,964	37,767
Total current liabilities	815,653	685,043

Long-term debt	3,234,002	3,092,711
Other non-current liabilities	139,655	146,973
Total liabilities	4,189,310	3,924,727

Commitments and contingencies (Note 4)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (115,946,684 and 115,063,617 units outstanding as of March 31, 2014 and December 31, 2013 respectively)	3,184,586	3,169,217
Accumulated other comprehensive loss	(110,984)	(103,552)
Total Buckeye Partners, L.P. capital	3,073,602	3,065,665
Noncontrolling interests	15,025	15,171
Total partners’ capital	3,088,627	3,080,836
Total liabilities and partners’ capital	$7,277,937	$7,005,563

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$91,497	$90,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,991	37,591
Net changes in fair value of derivatives	(12,684)	291
Non-cash deferred lease expense	909	942
Amortization of unfavorable storage contracts	(2,768)	(2,748)
Earnings from equity investments	(1,266)	(1,629)
Distributions from equity investments	125	125
Other non-cash items	6,585	4,356
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(90,186)	(13,102)
Construction and pipeline relocation receivables	1,219	(740)
Inventories	(104,980)	66,336
Prepaid and other current assets	447	24,418
Accounts payable	60,777	9,588
Accrued and other current liabilities	(36,867)	(30,347)
Other non-current assets	1,141	(1,116)
Other non-current liabilities	(4,558)	(2,047)
Net cash (used in) provided by operating activities	(47,618)	182,417
Cash flows from investing activities:
Capital expenditures	(109,864)	(67,186)
Proceeds from disposal of property, plant and equipment	21	358
Net cash used in investing activities	(109,843)	(66,828)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	52,217	349,564
Net proceeds from exercise of unit options	269	—
Payment of tax withholding on issuance of LTIP awards	(4,744)	(3,498)
Debt issuance costs	(10)	—
Borrowings under BPL Credit Facility	405,000	339,000
Repayments under BPL Credit Facility	(264,000)	(619,000)
Net borrowings (repayments) under BES Credit Facility	122,000	(81,300)
Distributions paid to noncontrolling interests	(1,953)	(2,295)
Distributions paid to unitholders	(124,954)	(100,272)
Net cash provided by (used in) financing activities	183,825	(117,801)
Net increase (decrease) in cash and cash equivalents	26,364	(2,212)
Cash and cash equivalents — Beginning of period	4,950	6,776
Cash and cash equivalents — End of period	$31,314	$4,564

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2014	$3,169,217	$—	$(103,552)	$15,171	$3,080,836
Net income	90,468	—	—	1,029	91,497
Distributions paid to unitholders	(125,806)	—	—	852	(124,954)
Net proceeds from issuance of LP Units	52,217	—	—	—	52,217
Amortization of unit-based compensation awards	3,252	—	—	—	3,252
Proceeds from exercise of unit options	269	—	—	—	269
Payment of tax withholding on issuance of LTIP awards	(4,744)	—	—	—	(4,744)
Distributions paid to noncontrolling interests	—	—	—	(1,953)	(1,953)
Other comprehensive loss	—	—	(7,432)	—	(7,432)
Noncash accrual for distribution equivalent rights	(300)	—	—	—	(300)
Other	13	—	—	(74)	(61)
Partners’ capital - March 31, 2014	$3,184,586	$—	$(110,984)	$15,025	$3,088,627

Partners’ capital - January 1, 2013	$2,117,788	$413,304	$(158,779)	$16,527	$2,388,840
Net income	82,383	6,958	—	1,158	90,499
Distributions paid to unitholders	(101,475)	—	—	1,203	(100,272)
Net proceeds from issuance of LP Units	349,564	—	—	—	349,564
Amortization of unit-based compensation awards	3,343	—	—	—	3,343
Payment of tax withholding on issuance of LTIP awards	(3,498)	—	—	—	(3,498)
Distributions paid to noncontrolling interests	—	—	—	(2,295)	(2,295)
Other comprehensive income	—	—	8,823	—	8,823
Noncash accrual for distribution equivalent rights	(334)	—	—	—	(334)
Other	16	—	—	(11)	5
Partners’ capital - March 31, 2013	$2,447,787	$420,262	$(149,956)	$16,582	$2,734,675

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, miles of pipeline and active product terminals.  In addition to our pipelines and inland terminals, we own an integrated network of marine terminals located primarily on the U.S. East Coast and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

In December 2013, the Board of Directors of Buckeye GP (the “Board”) approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets and related liabilities as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and also reported the results of operations as discontinued operations for all periods presented in this report.  For additional information, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Additionally, in December 2013, we changed our organizational structure to align our strategic business units into four reportable segments: Pipelines & Terminals, Global Marine Terminals, Merchant Services and Development & Logistics.  See Note 14 for additional information.  We have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our results of operations for the interim periods.  The unaudited condensed consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities of which we are the primary beneficiary. We have eliminated all intercompany transactions in consolidation.

We believe that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITION

In December 2013, we acquired certain wholesale distribution contracts and 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels from Hess Corporation (“Hess”) for $856.4 million, net of cash acquired (the “Hess Terminals Acquisition”).  The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining our operations from the Hess Terminals Acquisition with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition.  Fair values have been developed using recognized business valuation techniques and are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed, on a preliminary basis.

As of March 31, 2014, there has been no change to the purchase price allocation reported in our consolidated financial statements for the year ended December 31, 2013.  The total revenue and net income related to the assets acquired from Hess of $332.5 million and $17.8 million, respectively, were included in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2014.

3.  DISCONTINUED OPERATIONS

In December 2013, the Board approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  We expect to complete the disposition of these assets in 2014.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our accompanying unaudited condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.  We have reported the results of operations for the disposal group as discontinued operations for the three months ended March 31, 2014 and 2013.  We discontinued depreciation and amortization of the Natural Gas Storage disposal group’s property, plant and equipment upon approval of a plan to sell our Natural Gas Storage business.

The following table summarizes the results from discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Revenue	$12,546	$13,883
Loss from discontinued operations	(10,042)	(4,327)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total assets and liabilities held for sale consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013

Property, plant and equipment, net	$157,332	$157,261
Other current assets	20,219	24,443
Other non-current assets	4	4
Assets held for sale	$177,555	$181,708

Accounts payable	$2,205	$2,182
Accrued liabilities and other current liabilities	8,177	8,947
Other non-current liabilities	27,582	26,638
Liabilities held for sale	$37,964	$37,767

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

BORCO Jetty.  On May 25, 2012, a ship allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas.  The vessel owner has claimed that it is entitled to limit its liability to approximately $17 million, but we are contesting the right of the vessel owner to such limitation.  A hearing in The Bahamas court on the vessel owner’s right to limit its liability was held on July 23, 2013, and the court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests appealed that decision and the appeal was heard on March 27, 2014.  A ruling has not yet been issued, therefore we can express no view on whether the trial court’s decision will be affirmed or reversed.  We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs of the damaged sections are complete.  The insurers recently intervened in the litigation and are now parties.

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been approximately $23 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of March 31, 2014, we had a $5 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing reimbursement of the deductible.  Additionally, we have received cash proceeds of $15.3 million related to insurance reimbursements, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  As of March 31, 2014, no gain had been recognized; however, we recorded a $12.7 million deferred gain in “Accrued and other current liabilities” in our unaudited condensed consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line Company, L.P. (“BPLC”) New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates.  On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 2014.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

FERC Docket No. OR13-3-000 — BPLC’s Market-Based Rate Application.  On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, BPLC seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports.  The jet fuel rates were also the subject of the airlines’ OR12-28-000 complaint discussed above.  On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection.  On January 14, 2013, BPLC filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest.  On January 29, 2013, the protestants responded to BPLC’s answer, and on February 13, 2013, BPLC filed a further answer to the protestants’ January 29, 2013 pleading.  On February 28, 2013, FERC issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  As discussed above, the Application has been consolidated with the complaint proceeding in Dkt. No. OR12-28-000 for settlement purposes and the settlement judge has reported to the FERC and the Chief that the application should be set for hearing.  The settlement judge also recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  As noted above, the FERC Chief ALJ ruled that Dkt. No. OR13-3-000 will proceed separately from the Dkt. No. OR12-28-000 proceeding and that the existing settlement procedures will continue concurrently with litigation.  If FERC were to approve the Application, BPLC would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28-000 complaint as to BPLC’s future rates would be irrelevant prospectively.  The timing or outcome of FERC’s review of the Application cannot reasonably be determined at this time.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $0.6 million and $1.5 million during the three months ended March 31, 2014 and 2013, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  As of March 31, 2014 and December 31, 2013, we recorded environmental remediation liabilities of $60.5 million and $57.2 million, respectively.  At March 31, 2014 and December 31, 2013, we had $14.0 million and $10.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third party claims.

5.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013

Liquid petroleum products (1)	$396,327	$290,718
Materials and supplies	20,788	21,417
Total inventories	$417,115	$312,135

(1)         Ending inventory was 141.9 million and 102.1 million gallons of liquid petroleum products at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, approximately 85% and 81% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

6.  EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Muskegon Pipeline LLC	$249	$241
Transport4, LLC	67	56
West Shore Pipe Line Company	660	1,250
South Portland Terminal LLC	290	82
Total earnings from equity investments	$1,266	$1,629

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended
	March 31,
	2014	2013

Revenue	$19,694	$17,376
Costs and expenses	(11,422)	(9,935)
Non-operating expense	(2,721)	(2,622)
Net income	$5,551	$4,819

7.  LONG-TERM DEBT

Current Maturities Expected to be Refinanced

It is our intent to refinance the $275 million of 5.300% notes maturing on October 15, 2014 (the “5.300% Notes”) in 2014.  If necessary, the 5.300% Notes could be refinanced using our $1.25 billion revolving credit facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank.  At March 31, 2014, we had $732 million of additional borrowing capacity under our Credit Facility.  Therefore, we have classified the 5.300% Notes as long-term debt in our unaudited condensed consolidated balance sheet at March 31, 2014.  Additionally, our interest rate swaps that are designated as cash flow hedges related to the refinancing of the 5.300% Notes, which will expire on October 15, 2014, have a financial liability of $39.6 million at March 31, 2014 (see Note 8 below for additional information).

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

During the three months ended March 31, 2014 and 2013, unrealized losses of $9.6 million and unrealized gains of $8.6 million, respectively, were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward-starting interest rate swaps.  Additionally, over the next twelve months, we expect to reclassify $7.1 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The loss consists of the forward-starting interest rate swaps that were settled in 2008 and 2013, partially offset by a gain attributable to the settlement of a treasury lock agreement settled in 2011.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our commodity derivative instruments outstanding at March 31, 2014 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	2,286	—	Mark-to-market
Physical index derivative contracts	177,961	—	Mark-to-market
Futures contracts for refined petroleum products	124,554	294	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for refined petroleum products	120,834	—	Fair Value Hedge

(1)         Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2014
	Derivatives	Derivatives	Gross	Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Net Total
Physical fixed price derivative contracts	$11,872	$—	$11,872	$(809)	$11,063
Physical index derivative contracts	49	—	49	(2)	47
Futures contracts for refined products	19,782	1,815	21,597	(20,772)	825
Total current derivative assets	31,703	1,815	33,518	(21,583)	11,935

Physical fixed price derivative contracts	45	—	45	—	45
Total non-current derivative assets	45	—	45	—	45

Physical fixed price derivative contracts	(9,902)	—	(9,902)	809	(9,093)
Physical index derivative contracts	(412)	—	(412)	2	(410)
Futures contracts for refined products	(17,500)	(3,272)	(20,772)	20,772	—
Interest rate derivatives	—	(39,649)	(39,649)	—	(39,649)
Total current derivative liabilities	(27,814)	(42,921)	(70,735)	21,583	(49,152)

Futures contracts for refined products	(8)	—	(8)	—	(8)
Total non-current derivative liabilities	(8)	—	(8)	—	(8)
Net derivative assets (liabilities)	$3,926	$(41,106)	$(37,180)	$—	$(37,180)

(1)   Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists. Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

	December 31, 2013
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

Our hedged inventory portfolio extends to the first quarter of 2015.  The majority of the unrealized loss at March 31, 2014 for inventory hedges represented by futures contracts of $1.5 million will be realized by the third quarter of 2014 as the related inventory is sold.  At March 31, 2014, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond June 2015.  In addition, at March 31, 2014, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended
		March 31,
	Location	2014	2013

Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	Product sales	$(3,372)	$581
Physical index derivative contracts	Product sales	6	409
Physical fixed price derivative contracts	Cost of product sales	1,411	(86)
Physical index derivative contracts	Cost of product sales	(192)	(3)
Futures contracts for refined products	Cost of product sales	6,488	4,340

Derivatives designated as fair value hedging instruments:

Futures contracts for refined products	Cost of product sales	1,279	776
Physical inventory - hedged items	Cost of product sales	(6,225)	(481)

Ineffectiveness excluding the time value component on fair value hedging instruments:

Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$4,732	$1,585
Time value excluded from hedge assessment	Cost of product sales	(9,678)	(1,290)
Net (loss) gain in income		$(4,946)	$295

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified
		from AOCI to Income for the
		Three Months Ended
		March 31,
	Location	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(1,779)	$(228)

	(Loss) Gain Recognized
	in OCI on Derivatives for the
	Three Months Ended
	March 31,
	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(9,604)	$8,619

9.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	March 31, 2014		December 31, 2013
	Level 1	Level 2	Level 1	Level 2

Financial assets:
Physical fixed price derivative contracts	$—	$11,108	$—	$4,384
Physical index derivative contracts	—	47	—	28
Futures contracts for refined products	825	—	—	—

Financial liabilities:
Physical fixed price derivative contracts	—	(9,093)	—	(6,247)
Physical index derivative contracts	—	(410)	—	(310)
Futures contracts for refined products	(8)	—	(8,070)	—
Interest rate derivatives	—	(39,649)	—	(30,045)
Fair value	$817	$(37,997)	$(8,070)	$(32,190)

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $11.1 million and $4.4 million as of March 31, 2014 and December 31, 2013, respectively, are net of CVAs of ($0.1) million for both periods, respectively.  As of March 31, 2014, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed-rate debt	$3,064,002	$3,251,251	$3,063,711	$3,148,634
Variable-rate debt	518,000	518,000	255,000	255,000

Total debt	$3,582,002	$3,769,251	$3,318,711	$3,403,634

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the three months ended March 31, 2014 and 2013, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company (“Services Company”), which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Service cost	$54	$67	$108	$86
Interest cost	134	227	352	493
Expected return on plan assets	(98)	(124)	—	—
Amortization of prior service credit	—	—	(406)	(750)
Amortization of unrecognized losses	308	377	298	346
Actuarial loss due to settlements	193	341	—	—
Net periodic benefit cost	$591	$888	$352	$175

During the three months ended March 31, 2014 and 2013, we contributed $0.9 million and $0.3 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

11.  UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the Buckeye Partners, L.P. 2013 Long-Term Incentive Plan (the “LTIP”).  We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”).  These compensation plans are further discussed below.

We recognized compensation expense from continuing operations related to the LTIP, which includes awards under the 2009 Long-Term Incentive Plan (the “2009 Plan”) discussed below and the Option Plan, of $3.1 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.

LTIP

The LTIP is the successor long-term incentive compensation plan to the 2009 Plan.  The LTIP was approved by our unitholders in June 2013, and following such approval, (i) the 2009 Plan was merged with and into the LTIP, (ii) no further grants will be made under the 2009 Plan, and (iii) LP Units with respect to all grants outstanding under the 2009 Plan will be issued under the LTIP.  As of March 31, 2014, there were 2,926,789 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective July 31, 2013 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2013 and 2012, actual compensation awards deferred under the Deferral Plan were $2.7 million and $1.4 million, for which 75,870 and 51,668 phantom units (including matching units) were granted during the three months ended March 31, 2014, and the year ended 2013, respectively.  These grants are included as granted in the LTIP activity table below.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Awards under the LTIP

During the three months ended March 31, 2014, the Compensation Committee of the Board granted 196,247 phantom units to employees (including the 75,870 phantom units granted pursuant to the Deferral Plan, as discussed above), 16,000 phantom units to independent directors of Buckeye GP and 169,059 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit

Unvested at January 1, 2014	813	$59.36
Granted	381	71.24
Vested	(171)	63.85
Forfeited	(59)	63.57
Unvested at March 31, 2014	964	$63.32

At March 31, 2014, $35.6 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2.2 years.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	per LP Unit	Term (in years)	Value (1)

Outstanding at January 1, 2014	46	$47.32	2.4	$1,080
Exercised	(6)	47.20
Forfeited, cancelled or expired	(2)
Outstanding at March 31, 2014	38	47.58	2.2	$1,046

Exercisable at March 31, 2014	38	$47.58	2.2	$1,046

(1)         Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in March 2014 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.1 million and minimal during the three months ended March 31, 2014 and 2013, respectively.

12.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

During the three months ended March 31, 2014, we sold 0.7 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”).  We received $52.2 million in net proceeds after deducting commissions and other related expenses and paid $0.5 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a summary of changes in LP Units outstanding for the periods indicated (in thousands):

Limited
Partners

Outstanding at January 1, 2014	115,064
LP Units issued pursuant to the Option Plan (1)	5
LP Units issued pursuant to the LTIP (1)	157
Issuance of LP Units through Equity Distribution Agreements	721
Outstanding at March 31, 2014	115,947

(1)         The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $125.8 million and $101.5 million during the three months ended March 31, 2014 and 2013, respectively.

On May 2, 2014, we announced a quarterly distribution of $1.10 per LP Unit that will be paid on May 19, 2014 to unitholders of record on May 12, 2014.  Based on the LP Units outstanding as of March 31, 2014 cash distributed to unitholders on May 19, 2014 will total $128 million.

13.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2014	2013

Net income attributable to Buckeye Partners, L.P.	$90,468	$89,341

Basic:
Weighted average units outstanding - basic	115,319	103,247
Earnings per unit - basic	$0.78	$0.87

Diluted:
Weighted average units outstanding - basic	115,319	103,247
Dilutive effect of LP Unit options and LTIP awards granted	477	324
Weighted average units outstanding - diluted	115,796	103,571
Earnings per unit - diluted	$0.78	$0.86

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  BUSINESS SEGMENTS

We operate and report in four business segments: (i) Pipelines & Terminals; (ii) Global Marine Terminals; (iii) Merchant Services; and (iv) Development & Logistics.  Each segment uses the same accounting policies as those used in the preparation of our unaudited condensed consolidated financial statements.  All inter-segment revenues, operating income and assets have been eliminated.  Reclassifications of prior period amounts were made to operating and general and administrative expenses between our segments. The reclassification impacted adjusted EBITDA by segment and had no impact on our unaudited condensed consolidated net income or partners’ capital.

Pipelines & Terminals

The Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States.  This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including five terminals owned by the Merchant Services segment but operated by the Pipelines & Terminals segment and 17 terminals acquired in conjunction with the Hess Terminals Acquisition in December 2013.  In addition, the segment provides crude oil services, including train off-loading, storage and throughput.

Global Marine Terminals

The Global Marine Terminals segment provides marine bulk storage and marine terminal throughput services along the U.S. East Coast and Caribbean.  The segment has liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean, and the New York Harbor.  The Global Marine Terminals segment operates three liquid petroleum products terminals acquired in conjunction with the Hess Terminals Acquisition in December 2013.

Merchant Services

The Merchant Services segment is a wholesale distributor of refined petroleum products in the United States and in the Caribbean. This segment recognizes revenues when products are delivered.  The segment’s products include gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel, kerosene and fuel oil.  The segment owns five terminals which are operated by the Pipelines & Terminals segment.  The segment’s customers consist principally of product wholesalers as well as major commercial users of these refined petroleum products.

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

Natural Gas Storage Disposal Group

In December 2013, the Board approved a plan to divest the natural gas storage segment facility and related assets that our subsidiary Lodi Gas Storage, L.L.C. owns and operates in Northern California as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  As such, we have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.  For additional information, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Pipelines & Terminals	$218,539	$189,575
Global Marine Terminals	88,769	61,137
Merchant Services	1,678,302	1,076,157
Development & Logistics	16,832	11,912
Intersegment	(10,613)	(7,703)
Total revenue	$1,991,829	$1,331,078

For the three months ended March 31, 2014 and 2013, no customer contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue:
United States	$1,907,352	$1,278,378
International	84,477	52,700
Total revenue	$1,991,829	$1,331,078

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$126,720	$115,385
Global Marine Terminals	53,703	35,479
Merchant Services	3,133	6,194
Development & Logistics	5,068	3,173
Adjusted EBITDA from continuing operations	$188,624	$160,231

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$101,539	$94,826
Less: Net income attributable to noncontrolling interests	(1,029)	(1,158)
Income from continuing operations attributable to Buckeye Partners, L.P.	100,510	93,668
Add: Interest and debt expense	41,213	30,249
Income tax (benefit) expense	(77)	131
Depreciation and amortization	42,991	35,699
Non-cash unit-based compensation expense	3,122	3,232
Hess acquisition and transition expense	3,633	—
Less: Amortization of unfavorable storage contracts (1)	(2,768)	(2,748)
Adjusted EBITDA from continuing operations	$188,624	$160,231

(1)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Cash paid for interest (net of capitalized interest)	$52,703	$48,987
Cash paid for income taxes	127	172
Capitalized interest	2,042	1,527

Non-cash investing activities:
Decrease in accounts payable and accrued and other current liabilities related to capital expenditures	$(20,741)	$(5,621)

Non-cash financing activities:
Issuance of Class B Units in lieu of quarterly cash distribution (1)	$—	$8,274

(1)         In September 2013, all of our Class B Units, which represented a separate class of our limited partnership interests, converted into LP Units on a one-for-one basis.  No Class B Units have been issued subsequent to the conversion of Class B Units into LP Units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline and more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels.  In addition to our pipelines and inland terminals, we own an integrated network of marine terminals located primarily on the U.S. East Coast and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

In December 2013, the Board approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy. In this report, we refer to this group of assets and related liabilities as our Natural Gas Storage disposal group. Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheets as of March 31, 2014 and December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  For additional information, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Recent Developments

At-the-Market Offering Program

During the three months ended March 31, 2014, we sold 0.7 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”).  We received $52.2 million in net proceeds after deducting commissions and other related expenses and paid $0.5 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Overview of Operating Results

Net income attributable to our unitholders was $90.5 million for the three months ended March 31, 2014, which was an increase of $1.2 million, or 1.3% from $89.3 million for the corresponding period in 2013. Operating income was $141.3 million for the three months ended March 31, 2014, which is an increase of $17.8 million, or 14.4% from $123.5 million for the corresponding period in 2013.  Our results for the three months ended March 31, 2014 include year-over-year improvement in our Pipelines & Terminals, Global Marine Terminals and Development & Logistics segments, while our Merchant Services segment experienced reduced earnings  primarily due to backwardation in the distillate markets caused by increased demand as a result of the extreme cold weather and a decline from renewable identification number (“RIN”) contributions due to the carryover of 2012 RIN inventory benefiting the first quarter of 2013.  Backwardation is a market condition in which commodity prices for physical or financial contracts with delivery months further away in time have lower settlement prices than contracts settling closer in time to the current month.

The increase in net income attributable to our unitholders was primarily the result of increased revenue in our Pipelines & Terminals segments, as well as increased contribution from our Global Marine Terminals segment.  Revenue contributions from the assets acquired from Hess Corporation (“Hess”) in December 2013 benefited both our Pipelines & Terminals and Global Marine Terminals segments as a result of successful and timely integration of the assets into our operations.  Additionally, terminalling volumes for 2014 increased over the prior year period in our Pipelines & Terminals segment, primarily from the impact of capital investments in internal growth and diversification initiatives, which include continuous expansion of our butane blending capabilities as well as crude oil logistic projects centered at our Chicago complex, which serves as our Midwestern hub.  These benefits were partially offset by an increase in interest expense resulting from the long term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess, and an increase in depreciation and amortization expense due to the assets acquired from Hess.

The loss from discontinued operations of our natural gas storage facility for the three months ended March 31, 2014 of $10 million is $5.7 million less favorable than a loss of $4.3 million for the corresponding period in 2013.  Due to the colder than normal winter, we experienced extreme price volatility when taking certain operative measures to ensure we met the deliverability requirements of our customers during peak times, resulting in costs of approximately $6 million during the period.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2014	2013

Revenue	$1,991,829	$1,331,078
Costs and expenses	1,850,556	1,207,602
Operating income	141,273	123,476
Other expense, net	(39,811)	(28,519)
Income from continuing operations, before taxes	101,462	94,957
Income tax benefit (expense)	77	(131)
Income from continuing operations	101,539	94,826
Loss from discontinued operations	(10,042)	(4,327)
Net income	91,497	90,499
Less: Net income attributable to noncontrolling interests	(1,029)	(1,158)
Net income attributable to Buckeye Partners, L.P.	$90,468	$89,341

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$126,720	$115,385
Global Marine Terminals	53,703	35,479
Merchant Services	3,133	6,194
Development & Logistics	5,068	3,173
Adjusted EBITDA from continuing operations	$188,624	$160,231

Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable Cash Flow:
Income from continuing operations	$101,539	$94,826
Less: Net income attributable to noncontrolling interests	(1,029)	(1,158)
Income from continuing operations attributable to Buckeye Partners, L.P.	100,510	93,668
Add: Interest and debt expense	41,213	30,249
Income tax (benefit) expense	(77)	131
Depreciation and amortization	42,991	35,699
Non-cash unit-based compensation expense	3,122	3,232
Hess acquisition and transition expense	3,633	—
Less: Amortization of unfavorable storage contracts (1)	(2,768)	(2,748)
Adjusted EBITDA from continuing operations	188,624	160,231
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(38,273)	(29,382)
Income tax benefit (expense), excluding non-cash taxes	77	(131)
Maintenance capital expenditures	(18,633)	(5,124)
Distributable cash flow from continuing operations	$131,795	$125,594

(1)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes and average tariff rates for the Pipelines & Terminals segment in barrels per day (“bpd”) and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	656.7	681.0
Jet fuel	305.6	321.3
Middle distillates (1)	405.0	368.8
Other products (2)	31.1	29.3
Total pipelines throughput	1,398.4	1,400.4
Terminals:
Products throughput	1,122.4	953.8

Pipeline Average Tariff (cents/ bbl)	83.1	78.9

Merchant Services (in millions of gallons):
Sales volumes	569.0	357.6

(1)         Includes diesel fuel and heating oil.

(2)         Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated

Adjusted EBITDA was $188.6 million for the three months ended March 31, 2014, which is an increase of $28.4 million, or 17.7%, from $160.2 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily related to positive contributions from the assets acquired from Hess in December 2013 in the Pipelines & Terminals and Global Marine Terminals segments and benefit of contributions from growth capital spending in the Pipelines & Terminals segment.  These increases in Adjusted EBITDA were offset by decreased earnings in the Merchant Services segment primarily as a result of backwardation in the distillates market and a decline from RIN contributions due to the carryover of 2012 RIN inventory benefiting the first quarter of 2013.

Revenue was $1,991.8 million for the three months ended March 31, 2014, which is an increase of $660.7 million, or 49.6%, from $1,331.1 million for the corresponding period in 2013.  The increase in revenue was primarily related to an increase in the fuel oil supply and distribution services in the Caribbean and increased product sales volumes in our Merchant Services segment, as well as the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.

Operating income was $141.3 million for the three months ended March 31, 2014, which is an increase of $17.8 million, or 14.4%, from $123.5 million for the corresponding period in 2013.  The increase in operating income was primarily related to the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.  These increases were offset by an increase in depreciation and amortization expense primarily due to the assets acquired from Hess in December 2013.

Distributable cash flow was $131.8 million for the three months ended March 31, 2014, which is an increase of $6.2 million, or 4.9%, from $125.6 million for the corresponding period in 2013.  The increase in distributable cash flow was primarily related to an increase of $28.4 million in Adjusted EBITDA as described above, offset by an increase of $13.5 million in maintenance capital expenditures relating to a concerted effort to more timely perform pipeline and tank integrity work throughout the year in the Pipelines & Terminals segment and an increase of $8.9 million in interest expense, excluding amortization of deferred financing costs, debt discounts and other, primarily resulting from the long-term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess in December 2013.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $126.7 million for the three months ended March 31, 2014, which is an increase of $11.3 million, or 9.8%, from $115.4 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were primarily related to a $15.8 million increase in revenue resulting from an increase in terminalling throughput and storage contracts, including those associated with the assets acquired from Hess in December 2013, $7.6 million of incremental revenue from capital investments in internal growth and diversification initiatives, including expanded butane blending capabilities, crude oil handling services, as well as storage and throughput of other hydrocarbons, a $5.4 million increase in revenue due to increases in average pipeline tariff rates and longer-haul shipments, a $1.1 million increase in revenue due to higher terminalling volumes and a $0.1 million increase in earnings due to the purchase of an additional ownership interest in WesPac Pipelines — Memphis LLC in the second quarter of 2013.

The negative factors impacting Adjusted EBITDA were an $18.0 million increase in operating expenses, primarily related to terminals acquired from Hess in December 2013, a $0.4 million decrease in earnings from equity investments due to higher asset integrity expenses and $0.3 million of less favorable settlement experience, including those associated with the assets acquired from Hess in December 2013.

Pipeline volumes remained relatively flat despite weaker demand for gasoline and jet fuel resulting from extreme weather conditions.  Overall terminalling volumes increased by 17.7% primarily due to effective commercialization and integration of the terminals acquired from Hess in December 2013.  Legacy terminalling volumes increased by 1.0% due to higher demand for distillates and jet fuel, new customer contracts and service offerings at select locations, including the benefit of contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $53.7 million for the three months ended March 31, 2014, which is an increase of $18.2 million, or 51.4%, from $35.5 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were an $18.3 million increase in storage revenue primarily as a result of the assets acquired from Hess in December 2013 and a $7.3 million increase in revenue from ancillary services.  Ancillary services include the berthing of ships at our jetties, settlement gains/losses and heating services.  The increase in revenue was offset by a $7.4 million increase in operating expenses primarily related to incremental costs necessary to operate the assets acquired from Hess in December 2013.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $3.1 million for the three months ended March 31, 2014, which is a decrease of $3.1 million, or 49.4%, from $6.2 million for the corresponding period in 2013.  The negative factors impacting Adjusted EBITDA were primarily related to backwardation in the distillate market due to increased demand as a result of the extreme cold weather in the Northeast and Midwest.  The negative factors were partially offset by strong domestic rack margins driven by the cold weather in the Northeast.

Adjusted EBITDA was positively impacted by a $602.1 million increase in revenue, which included a $636.1 million increase due to 59.1% higher volumes sold, offset by a $34.0 million decrease in refined petroleum product sales due to a price decrease of $0.06 per gallon (average sales price per gallon were $2.95 and $3.01 for the 2014 and 2013 periods, respectively).

Adjusted EBITDA was negatively impacted by a $603.6 million increase in cost of product sales, which included a $631.1 million increase due to 59.1% higher volumes sold, offset by a $27.5 million decrease in refined petroleum product cost due to a price decrease of $0.05 per gallon (average cost prices per gallon were $2.94 and $2.99 for the 2014 and 2013 periods, respectively), and a $1.6 million increase in operating expenses, which primarily related to overhead costs.  Additionally, the first quarter of 2013 benefited from $3.5 million in sales of RINs that were carried forward from 2012 inventory.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $5.1 million for the three months ended March 31, 2014, which is an increase of $1.9 million, or 59.7%, from $3.2 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily due to a $3.5 million increase in third-party engineering and operations revenue primarily due to increased project activity and a $1.4 million increase in revenue related to the LPG storage cavems primarily due to a one-time gain recognition of inventory, partially offset by a $3.0 million increase in engineering and operations expenses.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners.  Our principal sources of liquidity are cash from operations, borrowings under our $1.25 billion revolving credit facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC (“BES”) funds its working capital needs principally from its operations and its portion of our Credit Facility.  Our fuel oil supply and distribution services in the Caribbean are additionally funded principally from their own operations and the Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of March 31, 2014, we had $312.6 million of working capital (including net assets held for sale of $139.6 million) and $732 million of additional borrowing capacity under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that, as of March 31, 2014, had $697 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.  In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting assets where such evaluation suggests such a transaction is in the best interest of Buckeye.

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

Debt

It is our intent to refinance the $275 million of 5.300% notes maturing on October 15, 2014 (the “5.300% Notes”) in 2014.  If necessary, the 5.300% Notes could be refinanced using our Credit Facility.  At March 31, 2014, we had $732 million of additional borrowing capacity under our Credit Facility.  Additionally, our interest rate swaps that are designated as cash flow hedges related to the refinancing of the 5.300% Notes, which will expire on October 15, 2014, have a financial liability of $39.6 million at March 31, 2014.

At March 31, 2014, we had total fixed-rate and variable-rate debt obligations of $3,064 million and $518 million, respectively, with an aggregate fair value of $3,769.3 million.  At March 31, 2014, we were in compliance with the covenants under our Credit Facility.

Equity

In May 2013, we entered into four separate Equity Distribution Agreements under which we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.  During the three months ended March 31, 2014, we sold 0.7 million LP Units in aggregate under the Equity Distribution Agreements, received $52.2 million in net proceeds after deducting commissions and other related expenses and paid $0.5 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Cash provided by (used in):
Operating activities	$(47,618)	$182,417
Investing activities	(109,843)	(66,828)
Financing activities	183,825	(117,801)
Net increase (decrease) in cash and cash equivalents	$26,364	$(2,212)

Operating Activities

Net cash used in operating activities of $47.6 million for the three months ended March 31, 2014 primarily related to $91.5 million of net income and $43.0 million of depreciation and amortization, partially offset by a $105.0 million increase in inventory and a $90.2 million increase in trade receivables resulting primarily from the expanding Caribbean fuel oil supply and distribution business and the new merchant activities supporting the terminals acquired from Hess in December 2013.

Net cash provided by operating activities of $182.4 million for the three months ended March 31, 2013 primarily related to $90.5 million of net income, $37.6 million of depreciation and amortization and $66.3 million associated with a reduction in inventory, partially offset by a $13.1 million increase in trade receivables.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $109.8 million for the three months ended March 31, 2014 primarily related to capital expenditures.  Net cash used in investing activities of $66.8 million for the three months ended March 31, 2013 primarily related to $67.2 million of capital expenditures.  See below for a discussion of capital spending.

Financing Activities

Net cash provided by financing activities of $183.8 million for the three months ended March 31, 2014 primarily related to $263.0 million of net borrowings under the Credit Facility and $52.2 million of net proceeds from the issuance of 0.7 million LP Units under the Equity Distribution Agreements, partially offset by $125.0 million of cash distributions paid to our unitholders ($1.0875 per LP Unit).

Net cash used in financing activities of $117.8 million for the three months ended March 31, 2013 primarily related to $361.3 million of net repayments under the Credit Facility and $100.3 million of cash distributions paid to our unitholders ($1.0375 per LP Unit), partially offset by $349.6 million of net proceeds from the issuance of 6.9 million LP Units to institutional investors in a registered direct offering.

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

	Three Months Ended
	March 31,
	2014	2013

Maintenance capital expenditures	$18,704	$5,133
Expansion and cost reduction	91,160	62,053
Total capital expenditures, net	$109,864	$67,186

In the three months ended March 31, 2014, maintenance capital expenditures included pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work.  Expansion and cost reduction capital expenditures included significant investments in storage tank enhancements at BORCO and Perth Amboy, butane blending, rail offloading facilities, crude oil storage/transportation and various other cost reduction and revenue generating projects.  In the three months ended March 31, 2013, maintenance capital expenditures included pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work.  Expansion and cost reduction capital expenditures included significant investments in storage tank expansion at BORCO and Perth Amboy, butane blending, rail off-loading facilities, and various other cost reduction and revenue generating projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2014 (in thousands):

	2014
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$60,000	$70,000
Expansion and cost reduction	210,000	230,000
Total capital expenditures	$270,000	$300,000

Global Marine Terminals:
Maintenance capital expenditures	$10,000	$20,000
Expansion and cost reduction	90,000	100,000
Total capital expenditures	$100,000	$120,000

Overall:
Maintenance capital expenditures	$70,000	$90,000
Expansion and cost reduction	300,000	330,000
Total capital expenditures	$370,000	$420,000

Estimated maintenance capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include storage tank enhancement projects at BORCO; completion of additional storage tanks and truck loading rack upgrades; rail offloading facilities and the refurbishment of storage tanks across our system; continued installation of vapor recovery units throughout our system of terminals; and various upgrades and expansions of our butane blending business.  In connection with our facility at Perth Amboy, our estimated expansion and cost reduction expenditures include: development of a new crude oil rail offloading system; completion of a bi-directional pipeline; conversion of tanks for distillate and gasoline storage; a new gasoline and diesel truck loading rack installation; construction of a multi-product blend and transfer piping manifold; and construction of a new 16-inch pipeline allowing direct access to our existing pipeline infrastructure.

Off-Balance Sheet Arrangements

At March 31, 2014, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.   There have been no material changes in that information other than as discussed below.  Also see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2014	$(10,215)	$(30,045)	$(40,260)
Items recognized or settled during the period	7,064	—	7,064
Fair value attributable to new deals	2,176	—	2,176
Change in fair value attributable to price movements	3,451	(9,604)	(6,153)
Change in fair value attributable to non-performance risk	(7)	—	(7)
Fair value of contracts outstanding at March 31, 2014	$2,469	$(39,649)	$(37,180)

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at March 31, 2014, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value

Fair value assuming no change in underlying commodity prices (as is)	Asset	$398,796
Fair value assuming 10% increase in underlying commodity prices	Asset	$395,997
Fair value assuming 10% decrease in underlying commodity prices	Asset	$401,595

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

Based on a hypothetical 10% movement in the underlying interest rates at March 31, 2014, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value

Fair value assuming no change in underlying interest rates (as is)	Liability	$(39,649)
Fair value assuming 10% increase in underlying interest rates	Liability	$(32,075)
Fair value assuming 10% decrease in underlying interest rates	Liability	$(47,946)

See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and uses the U.S. dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three months ended March 31, 2014 and 2013.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

In the ordinary course of business, we are involved in various claims and legal proceedings, some of which are covered by insurance. We are generally unable to predict the timing or outcome of these claims and proceedings. For information on unresolved legal proceedings not otherwise described below, see Part I, Item 1, Financial Statements, Note 4, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

In March 2014, the Pipeline Hazardous Materials Safety Administration issued a proposed penalty totaling $0.3 million in connection with certain procedural and personnel qualification issues related to a product release that occurred in Findlay, Ohio in May 2011.  We are investigating the alleged violations and may contest all or portions of the proposed penalty.  The timing or outcome of a possible contest cannot reasonably be determined at this time.

On December 3, 2012, a complaint was filed in the Circuit Court for Washington County, Wisconsin by Chad Altschafl, et al., as plaintiffs, naming Buckeye, Buckeye Pipe Line Services Company (“Services Company”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Buckeye Pipe Line Company, L.P. (“BPLC”), West Shore Pipe Line Company (“West Shore”), and Zurich American Insurance Co. (“Zurich”) as defendants, which complaint was amended by the plaintiffs on April 18, 2013, August 1, 2013 and again on September 23, 2013.  The plaintiffs are owners of 216 properties located in and around the Town of Jackson, Wisconsin.  The complaint attempts to allege various emotional distress and property damage claims under Wisconsin law arising out of a release of gasoline from a pipeline owned by West Shore in the Town of Jackson, Wisconsin on July 17, 2012.  On January 21, 2013, we filed an answer to the complaint, denying plaintiffs’ claims and asserting affirmative defenses.  No dollar amount of damages is stated in the complaint, but the plaintiffs seek damages to reimburse them for, among other things, alleged costs of restoring their properties, of installing a permanent supply of potable water, and the alleged diminution in value of their properties.  The plaintiffs also seek punitive damages.  On February 7, 2014, the plaintiffs filed a stipulation to voluntarily dismiss Zurich without prejudice and on February 19, 2014, the court entered an order dismissing Zurich.  Pursuant to the proposed scheduling order jointly submitted by the parties, a trial is scheduled to begin in August 2015.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.  Buckeye, Services Company, BPH and BPLC are entitled to certain indemnifications by West Shore pursuant to an agreement between BPLC and West Shore, which we believe would result in West Shore indemnifying us for any losses stemming from this litigation.  In addition, West Shore has insurance that we believe should cover such losses, subject to a $3 million deductible.  West Shore is pursuing that insurance coverage.

Item 1A.    Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 5.       Other Information

(a)   After seven years of service on the Board, C. Scott Hobbs informed the Board on May 1, 2014 of his intention to resign as a member of the Board, effective immediately following the 2014 annual meeting of Buckeye’s limited partners on June 3, 2014, to devote his time to other pursuits.

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date: May 5, 2014	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)