Form 10-Q
period 2014-06-30
BUCKEYE PARTNERS, L.P.
filed 2014-08-08
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 116,247,887 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product sales	$1,492,697	$734,396	$3,170,439	$1,803,613
Transportation, storage and other services	316,254	259,192	630,341	521,053
Total revenue	1,808,951	993,588	3,800,780	2,324,666

Costs and expenses:
Cost of product sales	1,510,043	725,300	3,175,422	1,788,598
Operating expenses	133,018	99,436	257,847	191,788
Depreciation and amortization	43,394	37,551	86,385	73,250
General and administrative	20,330	17,330	37,687	33,583
Total costs and expenses	1,706,785	879,617	3,557,341	2,087,219

Operating income	102,166	113,971	243,439	237,447

Other income (expense):
Earnings from equity investments	2,170	1,953	3,436	3,582
Interest and debt expense	(42,012)	(30,237)	(83,225)	(60,486)
Other income (expense)	(232)	198	(96)	299
Total other expense, net	(40,074)	(28,086)	(79,885)	(56,605)
Income from continuing operations before taxes	62,092	85,885	163,554	180,842
Income tax expense	(153)	(195)	(76)	(326)
Income from continuing operations	61,939	85,690	163,478	180,516
Loss from discontinued operations	(38,186)	(8,320)	(48,228)	(12,647)
Net income	23,753	77,370	115,250	167,869
Less: Net income attributable to noncontrolling interests	(733)	(940)	(1,762)	(2,098)
Net income attributable to Buckeye Partners, L.P.	$23,020	$76,430	$113,488	$165,771

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.53	$0.80	$1.40	$1.71
Discontinued operations	(0.33)	(0.08)	(0.42)	(0.12)
Total	$0.20	$0.72	$0.98	$1.59
Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.53	$0.80	$1.39	$1.70
Discontinued operations	(0.33)	(0.08)	(0.41)	(0.12)
Total	$0.20	$0.72	$0.98	$1.58
Weighted average units outstanding:

Basic	116,078	105,701	115,701	104,481
Diluted	116,652	106,171	116,226	104,878

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$23,753	$77,370	$115,250	$167,869
Other comprehensive (loss) income:
Unrealized (losses) gains on derivative instruments	(9,208)	23,907	(18,812)	32,526
Reclassification of derivative gains and losses to net income	1,778	1,093	3,557	1,321
Recognition of costs related to benefit plans to net income	394	89	787	403
Adjustments to recognize the funded status of benefit plans	—	338	—	—
Total other comprehensive (loss) income	(7,036)	25,427	(14,468)	34,250
Comprehensive income	16,717	102,797	100,782	202,119
Less: Comprehensive income attributable to noncontrolling interests	(733)	(940)	(1,762)	(2,098)
Comprehensive income attributable to Buckeye Partners, L.P.	$15,984	$101,857	$99,020	$200,021

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$21,906	$4,950
Trade receivables, net	376,478	326,243
Construction and pipeline relocation receivables	22,173	23,135
Inventories	443,909	312,135
Derivative assets	9,201	4,412
Prepaid and other current assets	60,013	48,503
Assets held for sale (Note 3)	138,984	181,708
Total current assets	1,072,664	901,086

Property, plant and equipment, net	5,034,269	4,925,294

Equity investments	75,513	72,349
Goodwill	821,500	821,500
Intangible assets, net	206,647	225,364
Other non-current assets	63,096	59,970
Total assets	$7,273,689	$7,005,563

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$400,000	$226,000
Accounts payable	109,863	149,520
Derivative liabilities	61,955	44,672
Accrued and other current liabilities	227,582	227,084
Liabilities held for sale (Note 3)	35,984	37,767
Total current liabilities	835,384	685,043

Long-term debt	3,309,293	3,092,711
Other non-current liabilities	134,812	146,973
Total liabilities	4,279,489	3,924,727

Commitments and contingencies (Note 4)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (116,247,624 and 115,063,617 units outstanding as of June 30, 2014 and December 31, 2013 respectively)	3,098,808	3,169,217
Accumulated other comprehensive loss	(118,020)	(103,552)
Total Buckeye Partners, L.P. capital	2,980,788	3,065,665
Noncontrolling interests	13,412	15,171
Total partners’ capital	2,994,200	3,080,836
Total liabilities and partners’ capital	$7,273,689	$7,005,563

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$115,250	$167,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreement	—	(62,009)
Depreciation and amortization	86,385	77,043
Asset impairment expense	26,254	—
Net changes in fair value of derivatives	(6,332)	(12,374)
Non-cash deferred lease expense	1,819	1,884
Amortization of unfavorable storage contracts	(5,536)	(5,497)
Earnings from equity investments	(3,436)	(3,582)
Distributions from equity investments	125	125
Other non-cash items	12,037	9,805
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(51,213)	48,932
Construction and pipeline relocation receivables	962	(1,846)
Inventories	(131,774)	64,287
Prepaid and other current assets	4,739	11,743
Accounts payable	(26,708)	(19,277)
Accrued and other current liabilities	12,264	15,508
Other non-current assets	(5,739)	2,221
Other non-current liabilities	(6,977)	(3,927)
Net cash provided by operating activities	22,120	290,905
Cash flows from investing activities:
Capital expenditures	(201,515)	(147,867)
Net proceeds from insurance settlement	549	—
Proceeds from disposal of property, plant and equipment	691	578
Net cash used in investing activities	(200,275)	(147,289)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	74,517	372,824
Net proceeds from exercise of unit options	615	980
Payment of tax withholding on issuance of LTIP awards	(4,791)	(3,728)
Issuance of long-term debt	—	499,050
Debt issuance costs	—	(3,250)
Borrowings under BPL Credit Facility	847,000	601,000
Repayments under BPL Credit Facility	(631,000)	(1,266,000)
Net borrowings (repayments) under BES Credit Facility	174,000	(130,200)
Acquisition of additional interest in WesPac Memphis	(9,510)	(9,727)
Distributions paid to noncontrolling interests	(3,549)	(5,210)
Distributions paid to unitholders	(252,171)	(201,242)
Net cash provided by (used in) financing activities	195,111	(145,503)
Net increase (decrease) in cash and cash equivalents	16,956	(1,887)
Cash and cash equivalents — Beginning of period	4,950	6,776
Cash and cash equivalents — End of period	$21,906	$4,889

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Income (Loss)	Interests	Total

Partners’ capital - January 1, 2014	$3,169,217	$—	$(103,552)	$15,171	$3,080,836
Net income	113,488	—	—	1,762	115,250
Acquisition of additional interest in WesPac Memphis	(7,933)	—	—	(1,577)	(9,510)
Distributions paid to unitholders	(253,849)	—	—	1,678	(252,171)
Net proceeds from issuance of LP Units	74,517	—	—	—	74,517
Amortization of unit-based compensation awards	8,190	—	—	—	8,190
Net proceeds from exercise of unit options	615	—	—	—	615
Payment of tax withholding on issuance of LTIP awards	(4,791)	—	—	—	(4,791)
Distributions paid to noncontrolling interests	—	—	—	(3,549)	(3,549)
Other comprehensive loss	—	—	(14,468)	—	(14,468)
Noncash accrual for distribution equivalent rights	(666)	—	—	—	(666)
Other	20	—	—	(73)	(53)
Partners’ capital - June 30, 2014	$3,098,808	$—	$(118,020)	$13,412	$2,994,200

Partners’ capital - January 1, 2013	$2,117,788	$413,304	$(158,779)	$16,527	$2,388,840
Net income	152,873	12,898	—	2,098	167,869
Acquisition of additional interest in WesPac Memphis	(8,232)	—	—	(1,495)	(9,727)
Distributions paid to unitholders	(204,164)	—	—	2,922	(201,242)
Net proceeds from issuance of LP Units	372,824	—	—	—	372,824
Amortization of unit-based compensation awards	7,327	—	—	—	7,327
Net proceeds from exercise of unit options	980	—	—	—	980
Payment of tax withholding on issuance of LTIP awards	(3,728)	—	—	—	(3,728)
Distributions paid to noncontrolling interests	—	—	—	(5,210)	(5,210)
Other comprehensive income	—	—	34,250	—	34,250
Noncash accrual for distribution equivalent rights	(667)	—	—	—	(667)
Other	(10)	—	—	41	31
Partners’ capital - June 30, 2013	$2,434,991	$426,202	$(124,529)	$14,883	$2,751,547

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, miles of pipeline and active products terminals across our portfolio of pipelines, inland terminals and an integrated network of marine terminals located primarily on the U.S. East Coast and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

In December 2013, the Board of Directors of Buckeye GP (the “Board”) approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets and related liabilities as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and also reported the results of operations as discontinued operations for all periods presented in this report.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105 million.  The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  For additional information, see Note 3 and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Revenue from Contracts with Customers.  In May 2014, the Financial Accounting Standards Board issued guidance to clarify principles used to recognize revenue for all entities.  The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In doing so, entities will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation.  The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted.  We are currently evaluating the impact, if any, the adoption of this guidance will have on our consolidated financial statements.

2.  ACQUISITIONS

In December 2013, we acquired certain wholesale distribution contracts and 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels from Hess Corporation (“Hess”) for $856.4 million, net of cash acquired (the “Hess Terminals Acquisition”).  The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining our operations from the Hess Terminals Acquisition with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition.  Fair values have been developed using recognized business valuation techniques and are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed on a preliminary basis.  As of June 30, 2014, there has been no change to the purchase price allocation reported in our consolidated financial statements for the year ended December 31, 2013.

The following table summarizes revenue and net income related to the assets acquired from Hess included in our unaudited condensed consolidated statement of operations for the periods indicated (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2014	2014

Revenue	$325,501	$674,568
Net income (1)	13,229	26,770

(1)         Includes transition expenses of $2.0 million and $5.6 million for the three and six months ended June 30, 2014, respectively.

Acquisition of Additional Interest in WesPac Pipelines — Memphis LLC

In April 2014, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased an additional 10% ownership interest in WesPac Pipelines — Memphis LLC (“WesPac Memphis”) from Kealine LLC for $9.5 million.  As a result of the acquisition, our ownership interest in WesPac Memphis increased from 80% to 90%.  Since BPH retains controlling interest in WesPac Memphis, this acquisition was accounted for as an equity transaction.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  DISCONTINUED OPERATIONS

In December 2013, the Board approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  We expect to complete the disposition of these assets in 2014.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our accompanying unaudited condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013.  We have reported the results of operations for the disposal group as discontinued operations for all periods presented in this report.  We discontinued depreciation and amortization of the Natural Gas Storage disposal group’s property, plant and equipment upon approval of a plan to sell our Natural Gas Storage business.

In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105 million.  The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  As a result of the sale, we recorded a non-cash asset impairment charge of $26.3 million within “Loss from discontinued operations” on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2014.  See Note 9 and Note 16 for further discussion.

The following table summarizes the results from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$5,223	$11,791	$17,769	$25,674
Loss from discontinued operations	(38,186)	(8,320)	(48,228)	(12,647)

The total assets and liabilities held for sale consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013

Property, plant and equipment, net	$131,174	$157,261
Other current assets	7,803	24,443
Other non-current assets	7	4
Assets held for sale	$138,984	$181,708

Accounts payable	$1,117	$2,182
Accrued liabilities and other current liabilities	6,330	8,947
Other non-current liabilities	28,537	26,638
Liabilities held for sale	$35,984	$37,767

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BORCO Jetty.  On May 25, 2012, a ship, Cape Bari, allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in Houston, Texas.

The vessel owner has claimed that it is entitled to limit its liability to approximately $17 million, but we are contesting the right of the vessel owner to such limitation.  The Bahamas court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests appealed, and the Bahamas Court of Appeals reversed, holding that the vessel interests may limit their liability.  We have filed a motion for leave to appeal that decision to the Privy Council, which motion is pending.  We believe the motion for leave will be granted but can express no view on whether the Court of Appeals decision ultimately will be affirmed or reversed.

We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs of the damaged sections are complete.

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been approximately $23 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of June 30, 2014, we had a $5.9 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing reimbursement of the deductible.  Additionally, we have received cash proceeds of $15.8 million related to insurance reimbursements, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  BORCO’s insurers have paid most of the claim and have now appeared in the Bahamas litigation.  As of June 30, 2014, no gain had been recognized; however, we recorded a $13.9 million deferred gain in “Accrued and other current liabilities” in our unaudited condensed consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel interests filed a third-party complaint against a BORCO subsidiary, Borco Towing Company Limited, which provided pilots and tugs to assist the Cape Bari alleging that Borco Towing was negligent.  We are investigating those allegations, but, at this time, we believe that we have defenses and intend to vigorously defend ourselves and pursue our claims against the vessel interests.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $1.6 million and $1.5 million during the three months ended June 30, 2014 and 2013, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  For the six months ended June 30, 2014 and 2013, we recorded operating expenses, net of recoveries, of $2.2 million and $3.0 million, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  As of June 30, 2014 and December 31, 2013, we recorded environmental remediation liabilities of $57.2 million for both periods, respectively.  At June 30, 2014 and December 31, 2013, we had $13.5 million and $10.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third party claims.

5.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2014	2013

Liquid petroleum products (1)	$428,802	$290,718
Materials and supplies	15,107	21,417
Total inventories	$443,909	$312,135

(1)         Ending inventory was 155.5 million and 102.1 million gallons of liquid petroleum products at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, approximately 83% and 81% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

6.  EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

West Shore Pipe Line Company	$1,523	$1,323	$2,183	$2,573
Muskegon Pipeline LLC	322	390	571	631
Transport4, LLC	186	140	253	196
South Portland Terminal LLC	139	100	429	182
Total earnings from equity investments	$2,170	$1,953	$3,436	$3,582

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$21,771	$18,940	$41,465	$36,316
Costs and expenses	(13,223)	(9,278)	(24,645)	(19,213)
Non-operating expenses	(2,859)	(3,498)	(5,580)	(6,120)
Net income	$5,689	$6,164	$11,240	$10,983

7.  LONG-TERM DEBT

Current Maturities Expected to be Refinanced

It is our intent to refinance the $275 million of 5.300% notes maturing on October 15, 2014 (the “5.300% Notes”) in the latter half of 2014.  If necessary, the 5.300% Notes could be refinanced using our $1.25 billion revolving credit facility dated September 26, 2011 (the “Credit Facility”) with SunTrust Bank.  At June 30, 2014, we had $605 million of additional borrowing capacity under our Credit Facility.  Therefore, we have classified the 5.300% Notes as long-term debt in our unaudited condensed consolidated balance sheet at June 30, 2014.  Additionally, our interest rate swaps that are designated as cash flow hedges related to the refinancing of the 5.300% Notes, which will expire on October 15, 2014, have a financial liability of $48.9 million at June 30, 2014 (see Note 8 below for additional information).

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2014 and 2013, unrealized losses of $9.2 million and unrealized gains of $23.9 million, respectively, were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward-starting interest rate swaps.  For the six months ended June 30, 2014 and 2013, unrealized losses of $18.8 million and unrealized gains of $32.5 million, respectively, were recorded in accumulated other comprehensive loss to that effect.  Additionally, over the next twelve months, we expect to reclassify $7.1 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The loss consists of the forward-starting interest rate swaps that were settled in 2008 and 2013, partially offset by a gain attributable to the settlement of a treasury lock agreement settled in 2011.

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

The following table summarizes our commodity derivative instruments outstanding at June 30, 2014 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	24,843	84	Mark-to-market
Physical index derivative contracts	37,358	—	Mark-to-market
Futures contracts for refined petroleum products	17,808	84	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for refined petroleum products	129,108	—	Fair Value Hedge

(1)         Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2014
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Total
Physical fixed price derivative contracts	$9,354	$—	$9,354	$(187)	$9,167
Physical index derivative contracts	34	—	34	—	34
Futures contracts for refined products	93,845	929	94,774	(94,774)	—
Total current derivative assets	103,233	929	104,162	(94,961)	9,201

Physical fixed price derivative contracts	8	—	8	—	8
Futures contracts for refined products	6	—	6	—	6
Total non-current derivative assets	14	—	14	—	14

Physical fixed price derivative contracts	(9,035)	—	(9,035)	187	(8,848)
Physical index derivative contracts	(274)	—	(274)	—	(274)
Futures contracts for refined products	(86,225)	(12,525)	(98,750)	94,774	(3,976)
Interest rate derivatives	—	(48,857)	(48,857)	—	(48,857)
Total current derivative liabilities	(95,534)	(61,382)	(156,916)	94,961	(61,955)

Net derivative assets (liabilities)	$7,713	$(60,453)	$(52,740)	$—	$(52,740)

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our hedged inventory portfolio extends to the first quarter of 2015.  The majority of the unrealized loss at June 30, 2014 for inventory hedges represented by futures contracts of $11.6 million will be realized by the fourth quarter of 2014 as the related inventory is sold.  At June 30, 2014, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2015.  In addition, at June 30, 2014, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(7,280)	$2,795	$(10,652)	$3,376
Physical index derivative contracts	Product sales	(79)	700	(73)	1,109
Physical fixed price derivative contracts	Cost of product sales	7,210	(359)	8,621	(445)
Physical index derivative contracts	Cost of product sales	(521)	(541)	(713)	(544)
Futures contracts for refined products	Cost of product sales	(6,301)	1,457	187	5,797

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	(13,732)	8,159	(12,453)	8,935
Physical inventory - hedged items	Cost of product sales	7,954	(8,959)	1,729	(9,440)

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	(1,122)	(5,212)	3,610	(3,627)
Time value excluded from hedge assessment	Cost of product sales	(4,656)	4,412	(14,334)	3,122
Net loss in income		$(5,778)	$(800)	$(10,724)	$(505)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified from AOCI to Income for the
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(1,778)	$(1,093)	$(3,557)	$(1,321)

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(9,208)	$23,907	$(18,812)	$32,526

9.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	June 30, 2014		December 31, 2013
	Level 1	Level 2	Level 1	Level 2

Financial assets:
Physical fixed price derivative contracts	$—	$9,175	$—	$4,384
Physical index derivative contracts	—	34	—	28
Futures contracts for refined products	—	6	—	—

Financial liabilities:
Physical fixed price derivative contracts	—	(8,848)	—	(6,247)
Physical index derivative contracts	—	(274)	—	(310)
Futures contracts for refined products	(3,976)	—	(8,070)	—
Interest rate derivatives	—	(48,857)	—	(30,045)
Fair value	$(3,976)	$(48,764)	$(8,070)	$(32,190)

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $9.2 million and $4.4 million as of June 30, 2014 and December 31, 2013, respectively, are net of CVAs of ($0.1) million for both periods, respectively.  As of June 30, 2014, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed-rate debt	$3,064,293	$3,301,393	$3,063,711	$3,148,634
Variable-rate debt	645,000	645,000	255,000	255,000
Total debt	$3,709,293	$3,946,393	$3,318,711	$3,403,634

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2014 and 2013, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  During the three and six months ended June 30, 2014, we recorded a non-cash asset impairment charge of $26.3 million related to our Natural Gas Storage disposal group since the carrying amount of the disposal group exceeded the estimated fair value less costs to sell the disposal group.  We estimated fair value based on a market approach supported by a binding purchase and sale agreement for the disposal group.  For additional information, see Note 3 and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended June 30, 2014 and 2013 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Service cost	$55	$55	$107	$71
Interest cost	135	187	352	404
Expected return on plan assets	(98)	(103)	—	—
Amortization of prior service credit	—	—	(406)	(615)
Amortization of unrecognized losses	308	308	298	284
Actuarial loss due to settlements	194	112	—	—
Net periodic benefit cost	$594	$559	$351	$144

The components of the net periodic benefit cost for the RIGP and the Retiree Medical Plan were as follows for the six months ended June 30, 2014 and 2013 (in thousands):

	RIGP		Retiree Medical Plan
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Service cost	$109	$122	$215	$157
Interest cost	269	414	704	897
Expected return on plan assets	(196)	(227)	—	—
Amortization of prior service credit	—	—	(812)	(1,365)
Amortization of unrecognized losses	616	685	596	630
Actuarial loss due to settlements	387	453	—	—
Net periodic benefit cost	$1,185	$1,447	$703	$319

During the three months ended June 30, 2014 and 2013, we contributed $0.5 million and $0.4 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.  For the six months ended June 30, 2014 and 2013, we contributed $1.4 million and $0.7 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

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

We recognized compensation expense from continuing operations related to the LTIP, which includes awards under the 2009 Long-Term Incentive Plan (the “2009 Plan”), discussed below, and the Option Plan, of $4.8 million and $3.8 million for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, we recognized compensation expense of $7.9 million and $7.1 million, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LTIP

The LTIP is the successor long-term incentive compensation plan to the 2009 Plan.  The LTIP was approved by our unitholders in June 2013, and following such approval, (i) the 2009 Plan was merged with and into the LTIP, (ii) no further grants will be made under the 2009 Plan, and (iii) LP Units with respect to all grants outstanding under the 2009 Plan will be issued under the LTIP.  As of June 30, 2014, there were 2,921,300 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective July 31, 2013 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2013 and 2012, actual compensation awards deferred under the Deferral Plan were $2.7 million and $1.4 million, for which 75,870 and 51,668 phantom units (including matching units) were granted during the six months ended June 30, 2014, and the year ended 2013, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2014, the Compensation Committee of the Board granted 201,409 phantom units to employees (including the 75,870 phantom units granted pursuant to the Deferral Plan, as discussed above), 16,000 phantom units to independent directors of Buckeye GP and 174,221 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit
Unvested at January 1, 2014	813	$59.36
Granted	392	71.37
Vested	(173)	63.85
Forfeited	(63)	63.77
Unvested at June 30, 2014	969	$63.11

At June 30, 2014, $31.5 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2 years.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	per LP Unit	Term (in years)	Value (1)
Outstanding at January 1, 2014	46	$47.32	2.4	$1,080
Exercised	(13)	45.88
Forfeited, cancelled or expired	(2)
Outstanding at June 30, 2014	31	48.26	2.1	$1,058

Exercisable at June 30, 2014	31	$48.26	2.1	$1,058

(1)         Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in June 2014 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.4 million during each of the six months ended June 30, 2014 and 2013.

12.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

During the six months ended June 30, 2014, we sold 1.0 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) and received $74.5 million in net proceeds after deducting commissions and other related expenses.  During the six months ended June 30, 2014, we paid $0.8 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Summary of Changes in Outstanding Units

The following is a summary of changes in LP Units outstanding for the periods indicated (in thousands):

Limited
Partners

Outstanding at January 1, 2014	115,064
LP Units issued pursuant to the Option Plan (1)	13
LP Units issued pursuant to the LTIP (1)	159
Issuance of LP Units through Equity Distribution Agreements	1,012
Outstanding at June 30, 2014	116,248

(1)         The number of units issued represents issuance net of tax withholding.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems  appropriate.  Actual cash distributions on our LP Units totaled $253.8 million and $204.2 million during the six months ended June 30, 2014 and 2013, respectively.

On August 8, 2014, we announced a quarterly distribution of $1.1125 per LP Unit that will be paid on August 25, 2014 to unitholders of record on August 18, 2014.  Based on the LP Units outstanding as of June 30, 2014, cash distributed to unitholders on August 25, 2014 will total $129.8 million.

13.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income attributable to Buckeye Partners, L.P.	$23,020	$76,430	$113,488	$165,771

Basic:
Weighted average units outstanding - basic	116,078	105,701	115,701	104,481

Earnings per unit - basic	$0.20	$0.72	$0.98	$1.59

Diluted:
Weighted average units outstanding - basic	116,078	105,701	115,701	104,481
Dilutive effect of LP Unit options and LTIP awards granted	574	470	525	397
Weighted average units outstanding - diluted	116,652	106,171	116,226	104,878

Earnings per unit - diluted	$0.20	$0.72	$0.98	$1.58

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Natural Gas Storage Disposal Group

In December 2013, the Board approved a plan to divest the natural gas storage segment facility and related assets that our subsidiary Lodi Gas Storage, L.L.C. owns and operates in Northern California as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  As such, we have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105 million.  The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  As a result of the sale, we recorded a non-cash asset impairment charge of $26.3 million within “Loss from discontinued operations” on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2014.  Please see Note 3 and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Pipelines & Terminals	$218,624	$184,715	$437,163	$374,290
Global Marine Terminals	90,791	64,146	179,560	125,283
Merchant Services	1,495,441	736,466	3,173,743	1,812,623
Development & Logistics	18,802	13,697	35,634	25,609
Intersegment	(14,707)	(5,436)	(25,320)	(13,139)
Total revenue	$1,808,951	$993,588	$3,800,780	$2,324,666

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2014, one customer contributed 11% of the consolidated revenue.  For the three months ended June 30, 2013, no customers contributed 10% or more of consolidated revenue.  For the six months ended June 30, 2014 and 2013, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
United States	$1,726,435	$939,458	$3,633,787	$2,217,836
International	82,516	54,130	166,993	106,830
Total revenue	$1,808,951	$993,588	$3,800,780	$2,324,666

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013

Adjusted EBITDA from continuing operations:
Pipelines & Terminals		$115,679	$107,635	$242,399	$223,020
Global Marine Terminals		55,559	37,803	109,262	73,282
Merchant Services		(26,169)	4,724	(23,036)	10,918
Development & Logistics		5,719	3,667	10,787	6,840
Adjusted EBITDA from continuing operations		$150,788	$153,829	$339,412	$314,060

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations		$61,939	$85,690	$163,478	$180,516
Less:	Net income attributable to noncontrolling interests	(733)	(940)	(1,762)	(2,098)
Income from continuing operations attributable to Buckeye Partners, L.P.		61,206	84,750	161,716	178,418
Add:	Interest and debt expense	42,012	30,237	83,225	60,486
	Income tax expense	153	195	76	326
	Depreciation and amortization	43,394	37,551	86,385	73,250
	Non-cash unit-based compensation expense	4,799	3,845	7,921	7,077
	Hess acquisition and transition expense	1,992	—	5,625	—
Less:	Amortization of unfavorable storage contracts (1)	(2,768)	(2,749)	(5,536)	(5,497)
Adjusted EBITDA from continuing operations		$150,788	$153,829	$339,412	$314,060

(1)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Cash paid for interest (net of capitalized interest)	$78,471	$57,813
Cash paid for income taxes	399	542
Capitalized interest	3,774	3,178

Non-cash investing activities:
Decrease in accounts payable and accrued and other current liabilities related to capital expenditures	$(24,544)	$(6,020)

Non-cash financing activities:
Issuance of Class B units in lieu of quarterly cash distribution (1)	$—	$16,843

(1)         In September 2013, all of our Class B units, which represented a separate class of our limited partnership interests, converted into LP Units on a one-for-one basis.  No Class B units have been issued subsequent to the conversion of Class B units into LP Units.  See our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion.

16.  SUBSEQUENT EVENT

In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105 million.  The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  We intend to use the proceeds from the sale to reduce the indebtedness outstanding under our revolving credit facility.  For additional information, see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline and more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and an integrated network of marine terminals located primarily on the U.S. East Coast and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

In December 2013, the Board approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy. In this report, we refer to this group of assets and related liabilities as our Natural Gas Storage disposal group. Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheets as of June 30, 2014 and December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105 million.  The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015, subject to regulatory approvals and customary closing conditions. For additional information, see Note 3 and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Recent Developments

Execution of Purchase and Sale Agreement to Divest the Natural and Gas Storage Segment

In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105 million.  The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  We intend to use the proceeds from the sale to reduce the indebtedness outstanding under our revolving credit facility.

At-the-Market Offering Program

During the six months ended June 30, 2014, we sold 1.0 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) and received $74.5 million in net proceeds after deducting commissions and other related expenses.  During the three and six months ended June 30, 2014, we paid $0.3 million and $0.8 million, respectively, of compensation in aggregate to the agents under the Equity Distribution Agreements.

Acquisition of Additional Interest in WesPac Pipelines — Memphis LLC

In April 2014, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased an additional 10% ownership interest in WesPac Pipelines — Memphis LLC (“WesPac Memphis”) from Kealine LLC for $9.5 million.  As a result of the acquisition, our ownership interest in WesPac Memphis increased from 80% to 90%.  Since BPH retains controlling interest in WesPac Memphis, this acquisition was accounted for as an equity transaction.

Overview of Operating Results

Net income attributable to our unitholders was $113.5 million for the six months ended June 30, 2014, which was a decrease of $52.3 million, or 31.5% from $165.8 million for the corresponding period in 2013. Operating income was $243.4 million for the six months ended June 30, 2014, which is an increase of $6.0 million, or 2.5% from $237.4 million for the corresponding period in 2013.  Our results for the six months ended June 30, 2014 include year-over-year improvement in our Pipelines & Terminals, Global Marine Terminals and Development & Logistics segments, while our Merchant Services segment experienced a loss as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  These losses are attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets,  (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the current driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.

We will continue to align our risk management activities with our long-term strategic initiatives which may result in the exiting of markets that are either illiquid or exposed to price volatility that cannot be adequately hedged.  We are focused on targeting refined petroleum markets within our existing asset footprint with attractive competitive dynamics and liquidity that align with our current risk profile.

The decrease in net income attributable to our unitholders was primarily the result of the loss in our Merchant Services segment as described above, as well as an increase in interest expense resulting from the long term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess Corporation (“Hess”) in December 2013, and an increase in depreciation and amortization expense due to the assets acquired from Hess.  These decreases were offset by increased revenue in our Pipelines & Terminals segment, as well as increased contribution from our Global Marine Terminals segment.  Revenue contributions from the assets acquired from Hess benefited both our Pipelines & Terminals and Global Marine Terminals segments as a result of successful and timely integration of the assets into our operations. Additionally, terminalling volumes for 2014 increased over the prior year period in our Pipelines & Terminals segment, primarily from the impact of capital investments in internal growth and diversification initiatives, which include continuous expansion of our butane blending capabilities as well as crude oil logistic projects centered at our Chicago complex, which serves as our Midwestern hub.

The loss from discontinued operations of our natural gas storage facility for the six months ended June 30, 2014 of $48.2 million is $35.6 million more unfavorable than a loss of $12.6 million for the corresponding period in 2013.  The loss increase is primarily due to a $26.3 million non-cash impairment charge and losses due to the extreme price volatility we experienced when taking certain operative measures to ensure we met the deliverability requirements of our customers during peak times, resulting in costs of approximately $7 million during the period.  For additional information see Note 3, Note 9 and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$1,808,951	$993,588	$3,800,780	$2,324,666
Costs and expenses	1,706,785	879,617	3,557,341	2,087,219
Operating income	102,166	113,971	243,439	237,447
Other expense, net	(40,074)	(28,086)	(79,885)	(56,605)
Income from continuing operations, before taxes	62,092	85,885	163,554	180,842
Income tax expense	(153)	(195)	(76)	(326)
Income from continuing operations	61,939	85,690	163,478	180,516
Loss from discontinued operations	(38,186)	(8,320)	(48,228)	(12,647)
Net income	23,753	77,370	115,250	167,869
Less: Net income attributable to noncontrolling interests	(733)	(940)	(1,762)	(2,098)
Net income attributable to Buckeye Partners, L.P.	$23,020	$76,430	$113,488	$165,771

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013

Adjusted EBITDA from continuing operations:
Pipelines & Terminals		$115,679	$107,635	$242,399	$223,020
Global Marine Terminals		55,559	37,803	109,262	73,282
Merchant Services		(26,169)	4,724	(23,036)	10,918
Development & Logistics		5,719	3,667	10,787	6,840
Adjusted EBITDA from continuing operations		$150,788	$153,829	$339,412	$314,060

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations and Distributable cash flow:
Income from continuing operations		$61,939	$85,690	$163,478	$180,516
Less: Net income attributable to noncontrolling interests		(733)	(940)	(1,762)	(2,098)
Income from continuing operations attributable to Buckeye Partners, L.P.		61,206	84,750	161,716	178,418
Add:	Interest and debt expense	42,012	30,237	83,225	60,486
	Income tax expense	153	195	76	326
	Depreciation and amortization	43,394	37,551	86,385	73,250
	Non-cash unit-based compensation expense	4,799	3,845	7,921	7,077
	Hess acquisition and transition expense	1,992	—	5,625	—
Less:	Amortization of unfavorable storage contracts (1)	(2,768)	(2,749)	(5,536)	(5,497)
Adjusted EBITDA from continuing operations		$150,788	$153,829	$339,412	$314,060
Less:	Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(39,073)	(28,505)	(77,346)	(57,887)
	Income tax expense	(153)	(195)	(76)	(326)
	Maintenance capital expenditures	(17,139)	(13,016)	(35,772)	(18,140)
Distributable cash flow from continuing operations		$94,423	$112,113	$226,218	$237,707

(1)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes and average tariff rates for the Pipelines & Terminals segment in barrels per day (“bpd”) and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	721.4	756.3	679.9	697.3
Jet fuel	340.4	337.8	323.1	329.6
Middle distillates (1)	326.2	320.5	374.7	366.1
Other products (2)	45.0	28.9	38.1	29.1
Total pipelines throughput	1,433.0	1,443.5	1,415.8	1,422.1

Terminals:
Products throughput	1,144.7	993.1	1,126.2	973.6

Pipeline Average Tariff (cents/bbl)	86.4	82.3	84.8	80.6

Merchant Services (in millions of gallons):
Sales volumes	538.5	266.6	1,107.5	624.2

(1)         Includes diesel fuel and heating oil.

(2)         Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Consolidated

Adjusted EBITDA was $150.8 million for the three months ended June 30, 2014, which is a decrease of $3.0 million, or 2.0%, from $153.8 million for the corresponding period in 2013.  The decrease in Adjusted EBITDA was primarily related to the loss in the Merchant Services segment as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  These losses are attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets,  (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the current driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.  The decrease in Adjusted EBITDA was partially offset by positive contribution from the assets acquired from Hess in December 2013 in the Pipelines & Terminals and Global Marine Terminals segments and benefit of contributions from growth capital spending in the Pipelines & Terminals segment.

Revenue was $1,809.0 million for the three months ended June 30, 2014, which is an increase of $815.4 million, or 82.1%, from $993.6 million for the corresponding period in 2013.  The increase in revenue was primarily related to an increase in the fuel oil supply and distribution services in the Caribbean and increased product sales volumes in our Merchant Services segment, as well as the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.

Operating income was $102.2 million for the three months ended June 30, 2014, which is a decrease of $11.8 million, or 10.4%, from $114.0 million for the corresponding period in 2013.  The decrease in operating income was primarily related to the loss in the Merchant Services segment attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets,  (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the current driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business, and the increase in depreciation and amortization expenses primarily due to the assets acquired from Hess in December 2013. These decreases were offset by the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.

Distributable cash flow was $94.4 million for the three months ended June 30, 2014, which is a decrease of $17.7 million, or 15.8%, from $112.1 million for the corresponding period in 2013.  The decrease in distributable cash flow was primarily related to a $10.6 million increase in interest expense, excluding amortization of deferred financing costs, debt discounts and other, primarily resulting from the long-term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess in December 2013, $4.1 million increase in maintenance capital expenditures relating to a concerted effort to more timely perform pipeline and tank integrity work throughout the year in the Pipelines & Terminals segment and decrease of $3.0 million in Adjusted EBITDA as described above.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $115.7 million for the three months ended June 30, 2014, which is an increase of $8.1 million, or 7.5%, from $107.6 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were primarily related to a $17.3 million increase in revenue resulting from an increase in terminalling throughput and storage contracts, including those associated with the assets acquired from Hess in December 2013, a $7.7 million increase in revenue due to increases in average pipeline tariff rates and longer-haul shipments, $6.6 million in more favorable product settlement experience, including settlement experience associated with the assets acquired from Hess in December 2013, and $6.6 million incremental revenue from capital investments in internal growth and diversification initiatives, including butane blending capabilities and crude oil handling services.

The negative factors impacting Adjusted EBITDA were a $27.4 million increase in operating expenses, primarily related to outside services for asset-maintenance activities and incremental costs necessary to operate the terminals acquired from Hess in December 2013 and $2.7 million decrease in revenue due to lower pipeline volumes.

Pipeline volumes remained relatively flat despite weaker gasoline shipments resulting from changes in regional production and supply.  Overall terminalling volumes increased by 15.3% primarily due to effective commercialization and integration of the terminals acquired from Hess in December 2013.  Legacy terminalling volumes increased by 2.6% due to higher demand for gasoline, distillates and jet fuel, new customer contracts and service offerings at select locations, including the benefit of contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $55.6 million for the three months ended June 30, 2014, which is an increase of $17.8 million, or 47.0%, from $37.8 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were a $17.7 million increase in storage revenue primarily as a result of the assets acquired from Hess in December 2013 and a $7.6 million increase in revenue from ancillary services.  Ancillary services include the berthing of ships at our jetties, settlement gains/losses and heating services.  The increase in revenue was offset by a $7.5 million increase in operating expenses primarily related to incremental costs necessary to operate the assets acquired from Hess in December 2013.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was a loss of $26.2 million for the three months ended June 30, 2014, which is a decrease of $30.9 million from earnings of $4.7 million for the corresponding period in 2013.  The loss experienced during the period is attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets,  (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the current driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.

Adjusted EBITDA was positively impacted by a $758.9 million increase in revenue, which included a $751.1 million increase due to 102.0% higher volumes sold and a $7.8 million increase in refined petroleum product sales due to a price increase of $0.02 per gallon (average sales price per gallon were $2.78 and $2.76 for the 2014 and 2013 periods, respectively) and $0.2 million decrease in operating expenses, which primarily related to overhead costs.

Adjusted EBITDA was negatively impacted by a $790.0 million increase in cost of product sales, which included a $742.6 million increase due to 102.0% higher volumes sold and a $47.4 million increase in refined petroleum product cost due to a price increase of $0.09 per gallon (average cost prices per gallon were $2.82 and $2.73 for the 2014 and 2013 periods, respectively).

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $5.7 million for the three months ended June 30, 2014, which is an increase of $2.0 million, or 56.0%, from $3.7 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily due to a $3.9 million increase in third-party engineering and operations revenue primarily due to increased project activity and a $1.2 million increase in revenue related to the LPG storage caverns primarily due to the favorable seasonal impact of the depletion of inventory, partially offset by a $3.1 million increase in engineering and operations expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Consolidated

Adjusted EBITDA was $339.4 million for the six months ended June 30, 2014, which is an increase of $25.3 million, or 8.1%, from $314.1 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily related to positive contribution from the assets acquired from Hess in December 2013 in the Pipelines & Terminals and Global Marine Terminals segments and benefit of contributions from growth capital spending in the Pipelines & Terminals segment.  These increases in Adjusted EBITDA were offset by the loss in the Merchant Services segment as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  These losses are attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets,  (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the current driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.

Revenue was $3,800.8 million for the six months ended June 30, 2014, which is an increase of $1,476.1 million, or 63.5%, from $2,324.7 million for the corresponding period in 2013.  The increase in revenue was primarily related to increase in the fuel oil supply and distribution services in the Caribbean and increased product sales volumes in our Merchant Services segment, as well as the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.

Operating income was $243.4 million for the six months ended June 30, 2014, which is an increase of $6.0 million, or 2.5%, from $237.4 million for the corresponding period in 2013.  The increase in operating income was primarily related to the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.  These increases were offset by the loss in the Merchant Services segment attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets,  (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the current driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business, and the increase in depreciation and amortization expense primarily due to the assets acquired from Hess in December 2013.

Distributable cash flow was $226.2 million for the six months ended June 30, 2014, which is a decrease of $11.5 million, or 4.8%, from $237.7 million as compared to the corresponding period in 2013.  The decrease in distributable cash flow was primarily related to a $19.5 million increase in interest expense, excluding amortization of deferred financing costs, debt discounts and other, primarily resulting from the long-term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess in December 2013, $17.6 million increase in maintenance capital expenditures relating to a concerted effort to more timely perform pipeline and tank integrity work throughout the year in the Pipelines & Terminals segment, partially offset by an increase of $25.3 million in Adjusted EBITDA as described above and a $0.3 million decrease in income tax expense.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $242.4 million for the six months ended June 30, 2014, which is an increase of $19.4 million, or 8.7%, from $223.0 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were related to a $33.1 million increase in revenue resulting from an increase in terminalling throughput and storage contracts, including those associated with the assets acquired from Hess in December 2013, $14.2 million incremental revenue from capital investments in internal growth and diversification initiatives, including butane blending capabilities, crude oil handling services, as well as storage and throughput of other hydrocarbons, a $13.1 million increase in revenue due to increases in average pipeline tariff rates and longer-haul shipments, and $6.3 million in more favorable settlement experience, including product settlement experience associated with the assets acquired from Hess in December 2013.

The negative factors impacting Adjusted EBITDA were a $45.3 million increase in operating expenses, primarily related to outside services for asset-maintenance activities and incremental costs necessary to operate the terminals acquired from Hess in December 2013, a $1.6 million decrease in revenue due to lower pipeline volumes and a $0.4 million decrease in earnings from equity investments primarily due to higher asset integrity expenses.

Pipeline volumes remained relatively flat despite weaker gasoline and jet fuel shipments resulting from extreme weather conditions in early 2014.  Overall terminalling volumes increased by 15.7% due to effective commercialization and integration of the terminals acquired from Hess in December 2013.  Legacy terminalling volumes increased by 1.8% due to higher demand for gasoline, distillates and jet fuel, new customer contracts and service offerings at select locations, including the benefit of contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $109.3 million for the six months ended June 30, 2014, which is an increase of $36.0 million, or 49.1%, from $73.3 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were $36.0 million increase in storage revenue primarily as a result of the assets acquired from Hess in December 2013 and a $14.9 million increase in revenue from ancillary services.  Ancillary services include the berthing of ships at our jetties, settlement gains/losses and heating services.  The increase in revenue was offset by a $14.9 million increase in operating expenses primarily related to incremental costs necessary to operate the assets acquired from Hess in December 2013.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was a loss of $23.0 million for the six months ended June 30, 2014, which is a decrease of $33.9 million from earnings of $10.9 million for the corresponding period in 2013.  The loss experienced during the period is attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets,  (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the current driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.  These negative factors were partially offset by strong domestic rack margins driven by the cold weather in the Northeast.

Adjusted EBITDA was positively impacted by a $1,361.1 million increase in revenue, which included a $1,403.4 million increase due to 77.4% of higher volumes sold, offset by a $42.3 million decrease in refined petroleum product sales due to a price decrease of $0.03 per gallon (average sales prices per gallon were $2.87 and $2.90 for the 2014 and 2013 periods, respectively).

Adjusted EBITDA was negatively impacted by a $1,393.7 million increase in cost of product sales, which included a $1,390.4 million increase due to 77.4% of higher volumes sold and a $3.3 million increase in refined petroleum product cost due to a negligible price increase of $0.003 per gallon (average cost prices per gallon were $2.88 and $2.88 for the 2014 and 2013 periods, respectively) and a $1.3 million increase in operating expenses, which primarily related to overhead costs.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $10.8 million for the six months ended June 30, 2014, which is an increase of $4.0 million, or 57.7%, from $6.8 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily due to a $7.4 million increase in third-party engineering and operations revenue primarily due to increased project activity and $2.6 million increase in revenue related to the LPG storage caverns due to the favorable seasonal impact of the depletion of inventory and a one-time gain recognition of inventory, partially offset by a $6.0 million increase in engineering and operations expenses.

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

Current Liquidity

As of June 30, 2014, we had $237.3 million of working capital (including net assets held for sale of $103.0 million) and $605 million of additional borrowing capacity under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that, as of June 30, 2014, had $674.5 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.  In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting assets where such evaluation suggests such a transaction is in the best interest of Buckeye.

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

Debt

It is our intent to refinance the $275 million of 5.300% notes maturing on October 15, 2014 (the “5.300% Notes”) in the latter half of 2014.  If necessary, the 5.300% Notes could be refinanced using our Credit Facility.  At June 30, 2014, we had $605 million of additional borrowing capacity under our Credit Facility.  Additionally, our interest rate swaps that are designated as cash flow hedges related to the refinancing of the 5.300% Notes, which will expire on October 15, 2014, have a financial liability of $48.9 million at June 30, 2014.

At June 30, 2014, we had total fixed-rate and variable-rate debt obligations of $3,064.3 million and $645.0 million, respectively, with an aggregate fair value of $3,946.4 million.  At June 30, 2014, we were in compliance with the covenants under our Credit Facility.

Equity

In May 2013, we entered into four separate Equity Distribution Agreements under which we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.  During the six months ended June 30, 2014, we sold 1.0 million LP Units in aggregate under the Equity Distribution Agreements, received $74.5 million in net proceeds after deducting commissions and other related expenses. During the three and six months ended June 30, 2014, we paid $0.3 million and $0.8 million, respectively, of compensation in aggregate to the agents under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Cash provided by (used in):
Operating activities	$22,120	$290,905
Investing activities	(200,275)	(147,289)
Financing activities	195,111	(145,503)
Net increase (decrease) in cash and cash equivalents	$16,956	$(1,887)

Operating Activities

Net cash provided by operating activities of $22.1 million for the six months ended June 30, 2014 primarily related to $115.3 million of net income and $86.4 million of depreciation and amortization expense, offset by a $131.8 million increase in inventory, primarily due to the seasonal build-up of inventory for the heating season, and a $51.2 million increase in trade receivables resulting primarily from the expanding business and the new merchant activities supporting the terminals acquired from Hess in December 2013.

Net cash provided by operating activities of $290.9 million for the six months ended June 30, 2013 primarily related to $167.9 million of net income, $77.0 million of depreciation and amortization expense and $64.3 million associated with a reduction in inventory, partially offset by a $62.0 million settlement to terminate the interest rate swap agreements related to the $500.0 million of 4.150% Notes due July 1, 2023 (the “4.150% Notes”).

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $200.3 million and $147.3 million for the six months ended June 30, 2014 and 2013, respectively, primarily related to capital expenditures.  See below for a discussion of capital spending.

Financing Activities

Net cash provided by financing activities of $195.1 million for the six months ended June 30, 2014 primarily related to $390.0 million of net borrowings under the Credit Facility and $74.5 million of net proceeds from the issuance of 1.0 million LP Units under the Equity Distribution Agreements, partially offset by $252.2 million of cash distributions paid to our unitholders ($2.1875 per LP Unit).

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

	Six Months Ended
	June 30,
	2014	2013

Maintenance capital expenditures	$35,933	$18,202
Expansion and cost reduction	165,582	129,665
Total capital expenditures, net	$201,515	$147,867

In the six months ended June 30, 2014 and 2013, maintenance capital expenditures included pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work.  Expansion and cost reduction capital expenditures included investments in storage tank enhancements at BORCO and Perth Amboy, butane blending, rail off-loading facilities, crude oil storage/transportation and various other cost reduction and revenue generating projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2014 (in thousands):

	2014
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$60,000	$70,000
Expansion and cost reduction	160,000	180,000
Total capital expenditures	$220,000	$250,000

Global Marine Terminals:
Maintenance capital expenditures	$15,000	$25,000
Expansion and cost reduction	100,000	110,000
Total capital expenditures	$115,000	$135,000

Overall:
Maintenance capital expenditures	$75,000	$95,000
Expansion and cost reduction	260,000	290,000
Total capital expenditures	$335,000	$385,000

Estimated maintenance capital expenditures include renewals and replacement of pipeline sections, tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include storage tank enhancement and refurbishment projects across our system; continued installation of vapor recovery units throughout our system of terminals; various upgrades and expansions of our butane blending business; and construction of a new crude oil rail off-loading system at Perth Amboy.

Off-Balance Sheet Arrangements

At June 30, 2014, we had no off-balance sheet debt or arrangements.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2014	$(10,215)	$(30,045)	$(40,260)
Items recognized or settled during the period	21,415	—	21,415
Fair value attributable to new deals	7,347	—	7,347
Change in fair value attributable to price movements	(22,424)	(18,812)	(41,236)
Change in fair value attributable to non-performance risk	(6)	—	(6)
Fair value of contracts outstanding at June 30, 2014	$(3,883)	$(48,857)	$(52,740)

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at June 30, 2014, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value

Fair value assuming no change in underlying commodity prices (as is)	Asset	$424,920
Fair value assuming 10% increase in underlying commodity prices	Asset	$423,752
Fair value assuming 10% decrease in underlying commodity prices	Asset	$426,088

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

Based on a hypothetical 10% movement in the underlying interest rates at June 30, 2014, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value

Fair value assuming no change in underlying interest rates (as is)	Liability	$(48,857)
Fair value assuming 10% increase in underlying interest rates	Liability	$(42,139)
Fair value assuming 10% decrease in underlying interest rates	Liability	$(56,537)

See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and uses the U.S. dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and six months ended June 30, 2014 and 2013.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control — Integrated Framework (the “2013 Framework”).  Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of June 30, 2014, the Partnership continues to utilize the 1992 Framework during its transition to the 2013 Framework by the end of 2014.

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

In April 2014, Buckeye received a penalty from the Pipeline Hazardous Materials Safety Administration totaling $0.3 million in connection with certain procedural and personnel qualification issues related to a product release that occurred in Findlay, Ohio in May 2011.  We determined not to contest the penalty and paid it in full.

On December 3, 2012, a complaint was filed in the Circuit Court for Washington County, Wisconsin by Chad Altschafl, et al., as plaintiffs, naming Buckeye, Buckeye Pipe Line Services Company (“Services Company”), Buckeye Pipe Line Holdings, L.P. (“BPH”), Buckeye Pipe Line Company, L.P. (“BPLC”) and West Shore Pipe Line Company (“West Shore”) as defendants, which complaint was amended by the plaintiffs on April 18, 2013, August 1, 2013 and again on September 23, 2013.  The second amended complaint filed on August 1, 2013 named Zurich American Insurance Co. (“Zurich”) as an additional defendant.  The plaintiffs are owners of 216 properties located in and around the Town of Jackson, Wisconsin.  The complaint attempts to allege various emotional distress and property damage claims under Wisconsin law arising out of a release of gasoline from a pipeline owned by West Shore in the Town of Jackson, Wisconsin on July 17, 2012.  On January 21, 2013, we filed an answer to the complaint, denying plaintiffs’ claims and asserting affirmative defenses.  No dollar amount of damages is stated in the complaint, but the plaintiffs seek damages to reimburse them for, among other things, alleged costs of restoring their properties, of installing a permanent supply of potable water, and the alleged diminution in value of their properties.  The plaintiffs also seek punitive damages.  On February 7, 2014, the plaintiffs filed a stipulation to voluntarily dismiss Zurich without prejudice and on February 19, 2014, the court entered an order dismissing Zurich.  Pursuant to the proposed scheduling order jointly submitted by the parties, a trial is scheduled to begin in August 2015.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.  Buckeye, Services Company, BPH and BPLC are entitled to certain indemnifications by West Shore pursuant to an agreement between BPLC and West Shore, which we believe would result in West Shore indemnifying us for any losses stemming from this litigation.  In addition, West Shore has insurance that we believe should cover such losses, subject to a $3 million deductible.  West Shore is pursuing that insurance coverage.

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

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: August 8, 2014	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)