Form 10-Q
period 2014-09-30
BUCKEYE PARTNERS, L.P.
filed 2014-11-07
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 127,022,640 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product sales	$1,241,696	$805,281	$4,412,135	$2,608,894
Transportation, storage and other services	331,777	268,570	962,118	789,623
Total revenue	1,573,473	1,073,851	5,374,253	3,398,517

Costs and expenses:
Cost of product sales	1,218,471	801,854	4,393,893	2,590,452
Operating expenses	138,906	101,142	396,753	292,930
Depreciation and amortization	45,406	36,842	131,791	110,092
General and administrative	21,749	17,236	59,436	50,819
Total costs and expenses	1,424,532	957,074	4,981,873	3,044,293
Operating income	148,941	116,777	392,380	354,224

Other income (expense):
Earnings from equity investments	2,523	1,389	5,959	4,971
Interest and debt expense	(43,838)	(34,341)	(127,063)	(94,827)
Other income (expense)	(375)	(12)	(471)	287
Total other expense, net	(41,690)	(32,964)	(121,575)	(89,569)
Income from continuing operations before taxes	107,251	83,813	270,805	264,655
Income tax expense	(243)	(195)	(319)	(521)
Income from continuing operations	107,008	83,618	270,486	264,134
Loss from discontinued operations	(3,280)	(5,367)	(51,508)	(18,014)
Net income	103,728	78,251	218,978	246,120
Less: Net income attributable to noncontrolling interests	(785)	(997)	(2,547)	(3,095)
Net income attributable to Buckeye Partners, L.P.	$102,943	$77,254	$216,431	$243,025

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.90	$0.78	$2.29	$2.48
Discontinued operations	(0.03)	(0.05)	(0.44)	(0.17)
Total	$0.87	$0.73	$1.85	$2.31

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.89	$0.77	$2.29	$2.47
Discontinued operations	(0.03)	(0.05)	(0.44)	(0.17)
Total	$0.86	$0.72	$1.85	$2.30

Weighted average units outstanding:
Basic	118,804	106,223	116,747	105,068
Diluted	119,429	106,774	117,305	105,516

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$103,728	$78,251	$218,978	$246,120
Other comprehensive income (loss):
Unrealized (losses) gains on derivative instruments	(2,612)	(80)	(21,424)	32,446
Reclassification of derivative gains and losses to net income	3,159	1,778	6,716	3,099
Recognition of costs related to benefit plans to net income	394	881	1,181	1,284
Adjustments to recognize the funded status of benefit plans	—	(727)	—	(727)
Total other comprehensive income (loss)	941	1,852	(13,527)	36,102
Comprehensive income	104,669	80,103	205,451	282,222
Less: Comprehensive income attributable to noncontrolling interests	(785)	(997)	(2,547)	(3,095)
Comprehensive income attributable to Buckeye Partners, L.P.	$103,884	$79,106	$202,904	$279,127

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$6,497	$4,950
Trade receivables, net	404,207	326,243
Construction and pipeline relocation receivables	26,596	23,135
Inventories	428,163	312,135
Derivative assets	24,646	4,412
Prepaid and other current assets	61,277	48,503
Assets held for sale (Note 3)	141,852	181,708
Total current assets	1,093,238	901,086

Property, plant and equipment, net	5,635,565	4,925,294

Equity investments	77,867	72,349
Goodwill	1,102,598	821,500
Intangible assets, net	457,350	225,364
Other non-current assets	76,046	59,970
Total assets	$8,442,664	$7,005,563

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$182,000	$226,000
Accounts payable	253,485	149,520
Derivative liabilities	3,061	44,672
Accrued and other current liabilities	241,651	227,084
Liabilities held for sale (Note 3)	38,852	37,767
Total current liabilities	719,049	685,043

Long-term debt	3,663,690	3,092,711
Other non-current liabilities	133,638	146,973
Total liabilities	4,516,377	3,924,727

Commitments and contingencies (Note 4)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (125,999,350 and 115,063,617 units outstanding as of September 30, 2014 and December 31, 2013 respectively)	3,820,596	3,169,217
Accumulated other comprehensive loss	(117,079)	(103,552)
Total Buckeye Partners, L.P. capital	3,703,517	3,065,665
Noncontrolling interests	222,770	15,171
Total partners’ capital	3,926,287	3,080,836
Total liabilities and partners’ capital	$8,442,664	$7,005,563

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$218,978	$246,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreement	(51,469)	(62,009)
Depreciation and amortization	131,791	115,798
Asset impairment expense	20,875	—
Net changes in fair value of derivatives	(32,017)	(16,608)
Non-cash deferred lease expense	2,728	2,828
Amortization of unfavorable storage contracts	(8,303)	(8,255)
Earnings from equity investments	(5,959)	(4,971)
Distributions from equity investments	220	275
Other non-cash items	22,114	17,804
Change in assets and liabilities, net of amounts related to acquisitions:
Trade receivables	(73,240)	16,722
Construction and pipeline relocation receivables	(3,461)	(6,352)
Inventories	(114,620)	(57,569)
Prepaid and other current assets	8,906	24,863
Accounts payable	102,125	35,397
Accrued and other current liabilities	(18,254)	(14,557)
Other non-current assets	(12,454)	964
Other non-current liabilities	(5,609)	(5,046)
Net cash provided by operating activities	182,351	285,404
Cash flows from investing activities:
Capital expenditures	(300,831)	(257,008)
Deposit in anticipation of sale (Note 3)	5,250	—
Acquisitions, net of cash acquired	(824,736)	—
Net proceeds from insurance settlement	737	—
Proceeds from disposal of property, plant and equipment	1,203	433
Net cash used in investing activities	(1,118,377)	(256,575)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	821,944	382,319
Net proceeds from exercise of unit options	698	1,201
Payment of tax withholding on issuance of LTIP awards	(5,244)	(3,741)
Issuance of long-term debt	599,103	499,050
Repayment of long term-debt	—	(300,000)
Debt issuance costs	(6,783)	(4,552)
Borrowings under BPL Credit Facility	1,476,000	1,380,000
Repayments under BPL Credit Facility	(1,505,000)	(1,637,900)
Net borrowings (repayments) under BMSC Credit Facility (Note 8)	(44,000)	(26,100)
Acquisition of additional interest in WesPac Memphis	(9,510)	(9,727)
Distributions paid to noncontrolling interests	(5,217)	(5,629)
Distributions paid to unitholders	(384,418)	(305,544)
Net cash provided by (used in) financing activities	937,573	(30,623)
Net increase (decrease) in cash and cash equivalents	1,547	(1,794)
Cash and cash equivalents — Beginning of period	4,950	6,776
Cash and cash equivalents — End of period	$6,497	$4,982

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2014	$3,169,217	$—	$(103,552)	$15,171	$3,080,836
Net income	216,431	—	—	2,547	218,978
Acquisition of additional interest in WesPac Memphis	(7,933)	—	—	(1,577)	(9,510)
Noncontrolling equity in acquisition (Note 2)	—	—	—	208,998	208,998
Distributions paid to unitholders	(386,990)	—	—	2,572	(384,418)
Net proceeds from issuance of LP Units	821,944	—	—	—	821,944
Amortization of unit-based compensation awards	13,549	—	—	—	13,549
Net proceeds from exercise of unit options	698	—	—	—	698
Payment of tax withholding on issuance of LTIP awards	(5,244)	—	—	—	(5,244)
Distributions paid to noncontrolling interests	—	—	—	(5,217)	(5,217)
Other comprehensive loss	—	—	(13,527)	—	(13,527)
Noncash accrual for distribution equivalent rights	(1,136)	—	—	—	(1,136)
Other	60	—	—	276	336
Partners’ capital - September 30, 2014	$3,820,596	$—	$(117,079)	$222,770	$3,926,287

Partners’ capital - January 1, 2013	$2,117,788	$413,304	$(158,779)	$16,527	$2,388,840
Net income	226,306	16,719	—	3,095	246,120
Acquisition of additional interest in WesPac Memphis	(8,232)	—	—	(1,495)	(9,727)
Distributions paid to unitholders	(308,459)	—	—	2,915	(305,544)
Conversion of Class B Units to LP Units	430,023	(430,023)	—	—	—
Net proceeds from issuance of LP Units	382,319	—	—	—	382,319
Amortization of unit-based compensation awards	12,438	—	—	—	12,438
Net proceeds from exercise of unit options	1,201	—	—	—	1,201
Payment of tax withholding on issuance of LTIP awards	(3,741)	—	—	—	(3,741)
Distributions paid to noncontrolling interests	—	—	—	(5,629)	(5,629)
Other comprehensive income	—	—	36,102	—	36,102
Noncash accrual for distribution equivalent rights Other	(1,437)	—	—	—	(1,437)
	(85)	—	—	66	(19)
Partners’ capital - September 30, 2013	$2,848,121	$—	$(122,677)	$15,479	$2,740,923

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, miles of pipeline and active products terminals across our portfolio of pipelines, inland terminals and an integrated network of marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  In September 2014, we expanded our network of marine midstream assets by acquiring a controlling interest in a company with assets located in Corpus Christi, Texas and the Eagle Ford Shale.  We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

In December 2013, the Board of Directors of Buckeye GP (the “Board”) approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets and related liabilities as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and also reported the results of operations as discontinued operations for all periods presented in this report.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105.0 million.  The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  See Note 3 for additional information.

Additionally, in December 2013, we changed our organizational structure to align our strategic business units into four reportable segments: Pipelines & Terminals, Global Marine Terminals, Merchant Services and Development & Logistics.  See Note 15 for additional information.  We have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Going Concern.  In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  An entity must provide certain disclosures if there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect that the adoption of this guidance will have an impact on our consolidated financial statements or disclosures.

Revenue from Contracts with Customers.  In May 2014, the FASB issued guidance to clarify principles used to recognize revenue for all entities.  The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In doing so, entities will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and/or allocating the transaction price to each separate performance obligation.  The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted.  We are currently evaluating the impact, if any, the adoption of this guidance will have on our consolidated financial statements.

2.  ACQUISITIONS

Business Combinations

2014 Transaction

In September 2014, we acquired an 80% interest in a newly-formed entity, Buckeye Texas Partners LLC (“Buckeye Texas”), for $821.0 million, net of cash acquired of $15.0 million and working capital and capital expenditure adjustments required by the contribution agreement with Trafigura Corpus Christi Holdings Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura AG (“Trafigura”), will own and operate a vertically integrated system of midstream assets including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, a condensate splitter and liquefied petroleum gas (“LPG”) storage complex in Corpus Christi, and three crude oil and condensate gathering facilities in the Eagle Ford Shale.  Upon completion of the initial build-out, the assets will form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the refining complex in Corpus Christi.  The Corpus Christi facilities have five vessel berths, including three deep-water docks, and upon completion of the initial build-out, they will offer approximately 5.6 million barrels of liquid petroleum products storage capacity along with rail and truck loading/unloading capability. In addition, three field gathering facilities with associated storage and pipeline connectivity will allow Buckeye Texas to move Eagle Ford crude oil and condensate production directly to the terminalling complex in Corpus Christi. Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura.  We reflected the acquisition of Buckeye Texas as a consolidated subsidiary based on the application of the variable interest model.  Buckeye Texas does not have sufficient resources to carry on its activities without financial support of its joint owners; therefore, we determined it to be a variable interest entity (“VIE”) of which we were the primary beneficiary.  In making this determination, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the acquired assets.  The operations of these assets are reported in the Global Marine Terminals segment.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition cost has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the Buckeye Texas operations with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of September 30, 2014 are subject to change pending final valuation analysis, and due to timing of available preliminary valuation information, such changes, particularly to intangible assets and goodwill, could be material.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Current assets	$24,640
Property, plant and equipment	527,390
Intangible assets	260,000
Goodwill	280,695
Current liabilities	(47,737)
Noncontrolling interests	(208,998)
Allocated purchase price	$835,990

The pro forma impact of this acquisition was not significant to our results for the three and nine months ended September 30, 2014 or 2013.

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

Current assets	$16,533
Property, plant and equipment	801,870
Intangible assets	30,520
Goodwill	9,606
Current liabilities	(882)
Environmental liabilities	(1,270)
Allocated purchase price	$856,377

The following table summarizes revenue and net income related to the assets acquired from Hess included in our unaudited condensed consolidated statement of operations for the periods indicated (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014

Revenue	$297,104	$971,672
Net income (1)	17,745	44,515

(1)         Includes transition expenses of $1.2 million and $6.9 million for the three and nine months ended September 30, 2014, respectively.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  DISCONTINUED OPERATIONS

In December 2013, the Board approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our accompanying unaudited condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013.  We have reported the results of operations for the disposal group as discontinued operations for all periods presented in this report.  We discontinued depreciation and amortization of the Natural Gas Storage disposal group’s property, plant and equipment upon approval of a plan to sell our Natural Gas Storage business.

In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105.0 million.  The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  As a result of the sale, we recorded a non-cash asset impairment charge of $26.3 million within “Loss from discontinued operations” on our unaudited condensed consolidated statement of operations for the six months ended June 30, 2014.  During the three months ended September 30, 2014, we reduced the non-cash asset impairment charge by $5.4 million due to changes in the carrying value of the net assets of our Natural Gas Storage disposal group.  The changes in the carrying value of the net assets consist primarily of the net loss experienced during the three months ended September 30, 2014.  See Note 10 and Note 15 for further discussion.

The following table summarizes the results from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$3,997	$14,907	$21,766	$40,581
Loss from discontinued operations	(3,280)	(5,367)	(51,508)	(18,014)

The total assets and liabilities held for sale consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013

Property, plant and equipment, net	$138,534	$157,261
Other current assets	3,282	24,443
Other non-current assets	36	4
Assets held for sale	$141,852	$181,708

Accounts payable	$872	$2,182
Accrued liabilities and other current liabilities	8,505	8,947
Other non-current liabilities	29,475	26,638
Liabilities held for sale	$38,852	$37,767

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in August and October of 2014.  On August 2, 2014, a vessel, allided with our terminal’s dock.  We are currently investigating the extent of the damage from the allisions.  We also incurred and will continue to incur damages for loss of use, which are still in the process of being quantified. Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We have commenced litigation against the vessel and her owner and are optimistic that we can recover all provable damages.  On October 5, 2014, a second vessel struck and caused damage to a second dock operated at the facility.  We have put the vessel owners on notice of our intent to pursue them for reimbursement.  Repair estimates are in the range of $5-$10 million for each incident, but they are preliminary.  Investigations of the incidents as well as our rights to recover our losses from responsible third parties are ongoing.  We are insured for all losses with respect to the allisions, subject to a $10.0 million deductible for property insurance per incident.

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line Company, L.P. (“BPLC”) New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates.  On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 2014.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  In May 2014, a procedural schedule was established for this matter, providing for a hearing in March 2015 and an initial decision by August 2015.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FERC Docket No. OR14-41-000 — American Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 17, 2014, a complaint was filed with FERC by American Airlines.  It is similar to the Dkt. No. OR12-28-000 complaint (see above) in that it challenges BPLC’s rates for transportation of jet fuel from New Jersey to the three New York City airports, is not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint’s allegations are virtually identical to those in the other airline complaint proceeding.  On October 7, 2014, BPLC filed its answer to the complaint, contesting the airline’s allegations and presenting certain legal defenses to relief sought by the airline.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airline of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates.

FERC Docket No. OR13-3-000 — BPLC’s Market-Based Rate Application.  On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, BPLC seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports.  The jet fuel rates were also the subject of the airlines’ Dkt. No. OR12-28-000 complaint discussed above.  On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection.  On January 14, 2013, BPLC filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest.  On January 29, 2013, the protestants responded to BPLC’s answer, and on February 13, 2013, BPLC filed a further answer to the protestants’ January 29, 2013 pleading.  On February 28, 2013, FERC issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  As discussed above, the Application has been consolidated with the complaint proceeding in Dkt. No. OR12-28-000 for settlement purposes and the settlement judge has reported to the FERC and the Chief ALJ that the application should be set for hearing.  The settlement judge also recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  As noted above, the FERC Chief ALJ ruled that Dkt. No. OR13-3-000 will proceed separately from the Dkt. No. OR12-28-000 proceeding and that the existing settlement procedures will continue concurrently with litigation.  If FERC were to approve the Application, BPLC would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their Dkt. No. OR12-28-000 complaint as to BPLC’s future rates would be irrelevant prospectively.  The timing or outcome of FERC’s review of the Application cannot reasonably be determined at this time.

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

The vessel owner has claimed that it is entitled to limit its liability to approximately $17 million, but we are contesting the right of the vessel owner to such limitation.  The Bahamas court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests appealed, and the Bahamas Court of Appeals reversed, holding that the vessel interests may limit their liability.  We filed a motion for leave to appeal that decision to the Privy Council, which was granted.  We can express no view on whether the Bahamas Court of Appeals decision ultimately will be affirmed or reversed.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs of the damaged sections are complete.

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been approximately $23 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of September 30, 2014, we had a $6.0 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing reimbursement of the deductible and other third party expenses.  Additionally, we have received cash proceeds of $16.0 million related to insurance reimbursements, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  BORCO’s insurers have paid most of the claim and have now appeared in the Bahamas litigation.  As of September 30, 2014, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our unaudited condensed consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel interests filed a third-party complaint against a BORCO subsidiary, Borco Towing Company Limited, alleging negligence by the pilots and the tugs that assisted the Cape Bari berth.  We are investigating those allegations, but, at this time, we believe that we have defenses and intend to vigorously defend ourselves and pursue our claims against the vessel interests.

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $2.0 million and $1.4 million during the three months ended September 30, 2014 and 2013, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  For the nine months ended September 30, 2014 and 2013, we recorded operating expenses, net of recoveries, of $4.2 million and $4.4 million, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  As of September 30, 2014 and December 31, 2013, we recorded environmental remediation liabilities of $56.0 million and $57.2 million, respectively.  At September 30, 2014 and December 31, 2013, we had $13.3 million and $10.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third party claims.

5.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013

Liquid petroleum products (1)	$410,615	$290,718
Materials and supplies	17,548	21,417
Total inventories	$428,163	$312,135

(1)         Ending inventory was 162.8 million and 102.1 million gallons of liquid petroleum products at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, approximately 91% and 81% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

West Shore Pipe Line Company	$1,551	$1,569	$3,734	$4,142
Muskegon Pipeline LLC	470	(377)	1,041	254
Transport4, LLC	109	90	362	286
South Portland Terminal LLC	393	107	822	289
Total earnings from equity investments	$2,523	$1,389	$5,959	$4,971

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$23,872	$22,218	$65,337	$58,534
Costs and expenses	(14,168)	(15,563)	(38,813)	(34,776)
Non-operating expenses	(3,261)	(3,145)	(8,841)	(9,265)
Net income	$6,443	$3,510	$17,683	$14,493

7.  INTANGIBLE ASSETS

Intangible assets include customer relationships and contracts.  These intangible assets have finite lives and are being amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 20 years.  In connection with the Buckeye Texas Partners Transaction, (see Note 2), we acquired intangible assets of $260.0 million with contractual lives ranging from 7 to 10 years.  This represents an estimate of fair value as of September 30, 2014 subject to change pending final valuation analysis.  Due to timing of available preliminary valuation information, such change could be material.

Intangible assets consist of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013

Customer relationships	$231,620	$231,620
Accumulated amortization	(53,971)	(44,144)
Net carrying amount	177,649	187,476

Customer contracts	330,233	70,233
Accumulated amortization	(50,532)	(32,345)
Net carrying amount	279,701	37,888
Total intangible assets, net	$457,350	$225,364

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2014 and 2013, amortization expense related to intangible assets was $9.3 million and $5.2 million, respectively.  For the nine months ended September 30, 2014 and 2013, amortization expense related to intangible assets was $28.0 million and $19.0 million, respectively.  Amortization expense related to intangible assets is expected to be $18.4 million for the remainder of 2014 (October 1st through December 31st), $56.9 million for 2015, $51.7 million for 2016, $50.2 million for 2017 and $49.4 million for 2018.

8.  LONG-TERM DEBT

Credit Facility

In September 2014, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC (“BES”), Buckeye West Indies Holdings LP (“BWI”) and Buckeye Caribbean Terminals LLC (“BCT”), as borrowers, modified (through a new credit agreement) the revolving credit facility with SunTrust Bank (the “Credit Facility”) to provide an increase in borrowing capacity of $250.0 million, resulting in a total borrowing capacity of $1.5 billion, of which BES, BWI and BCT, collectively the Buckeye Merchant Service Companies (“BMSC”), share a sublimit of $500.0 million.  The Credit Facility’s maturity date is September 30, 2019, with an option to extend the term for up to two one-year periods and a $500.0 million accordion option to increase the commitments.  We incurred debt issuance costs of $2.1 million in connection with this transaction.  At September 30, 2014, we had $2.7 million of remaining unamortized deferred financing costs related to the Credit Facility.  These amounts are included in other non-current assets and are being amortized over the new term of the agreement.  At September 30, 2014, BMSC had $182.0 million outstanding under the Credit Facility, all of which was classified as current liabilities in our unaudited condensed consolidated balance sheets, as related funds were used to finance current working capital needs.

Notes Offering

In September 2014, we issued an aggregate of $600.0 million of senior unsecured notes in an underwritten public offering, including the $300.0 million of 4.350% Notes due on October 15, 2024 (the “4.350% Notes”) and the $300.0 million of 5.600% Notes due on October 15, 2044 (the “5.600% Notes”), at 99.825% and 99.876%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $4.7 million, were $594.5 million.  We used the net proceeds from this offering to fund a portion of the Buckeye Texas Partners Transaction (see Note 2), to settle all interest rate swaps relating to the 5.300% Notes due on October 15, 2014 (the “5.300% Notes”) for $51.5 million (see Note 9) and for general partnership purposes.  We also used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.  At September 30, 2014, we had $1,318.0 million of additional borrowing capacity under our Credit Facility.  Therefore, we have classified the 5.300% Notes as long-term debt in our unaudited condensed consolidated balance sheet as of September 30, 2014.

9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations.  We use derivative instruments to manage risks.

Interest Rate Derivatives

We utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued.  When entering into interest rate swap transactions, we become exposed to both credit risk and market risk.  We are subject to credit risk when the change in fair value of the swap instrument is positive and the counterparty may fail to perform under the terms of the contract.  We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the swaps.  We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings.  We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance generally associated with the maturity of an existing debt obligation.  We designate the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We entered into six forward-starting interest rate swaps with a total aggregate notional amount of $275.0 million, which we entered into in anticipation of the issuance of debt on or before October 15, 2014.  In September 2014, we issued $300.0 million of senior unsecured notes (see Note 8 for further discussion) and also settled the related six forward-starting interest rate swaps for $51.5 million.  As a result of the interest rate swap settlement, we recognized $1.1 million hedge ineffectiveness in interest and debt expense attributable to the timing difference between when the swaps were settled and when they were forecasted to settle during the three and nine months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013, unrealized losses of $2.6 million and unrealized losses of $0.1 million, respectively, were recorded in accumulated other comprehensive loss to reflect the change in the fair values of the forward-starting interest rate swaps.  For the nine months ended September 30, 2014 and 2013, unrealized losses of $21.4 million and unrealized gains of $32.5 million, respectively, were recorded in accumulated other comprehensive loss.  Additionally, over the next twelve months, we expect to reclassify $12.2 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The loss consists primarily of the amortization of our settled forward-starting interest rate swaps.

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

The following table summarizes our commodity derivative instruments outstanding at September 30, 2014 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives NOT designated as hedging instruments:

Physical fixed price derivative contracts	47,152	2,604	Mark-to-market
Physical index derivative contracts	56,414	—	Mark-to-market
Futures contracts for refined petroleum products	24,071	2,520	Mark-to-market

Derivatives designated as hedging instruments:

Futures contracts for refined petroleum products	148,260	—	Fair Value Hedge

(1)         Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2014
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Total
Physical fixed price derivative contracts	$16,676	$—	$16,676	$(514)	$16,162
Physical index derivative contracts	99	—	99	(34)	65
Futures contracts for refined products	76,469	22,371	98,840	(90,421)	8,419
Total current derivative assets	93,244	22,371	115,615	(90,969)	24,646

Physical fixed price derivative contracts	441	—	441	—	441
Futures contracts for refined products	1	—	1	—	1
Total non-current derivative assets	442	—	442	—	442

Physical fixed price derivative contracts	(3,379)	—	(3,379)	514	(2,865)
Physical index derivative contracts	(230)	—	(230)	34	(196)
Futures contracts for refined products	(89,294)	(1,127)	(90,421)	90,421	—
Total current derivative liabilities	(92,903)	(1,127)	(94,030)	90,969	(3,061)

Futures contracts for refined products	(225)	—	(225)	—	(225)
Total non-current derivative liabilities	(225)	—	(225)	—	(225)
Net derivative assets (liabilities)	$558	$21,244	$21,802	$—	$21,802

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

Our hedged inventory portfolio extends to the first quarter of 2015.  The majority of the unrealized gain at September 30, 2014 for inventory hedges represented by futures contracts of $21.2 million will be realized by the fourth quarter of 2014 as the related inventory is sold.  At September 30, 2014, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond April 2016.  In addition, at September 30, 2014, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$16,065	$(6,851)	$5,413	$(3,475)
Physical index derivative contracts	Product sales	(37)	(13)	(110)	1,096
Physical fixed price derivative contracts	Cost of product sales	(1,442)	4,736	7,179	4,291
Physical index derivative contracts	Cost of product sales	207	(113)	(506)	(657)
Futures contracts for refined products	Cost of product sales	(997)	(1,190)	(810)	4,607

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	35,717	(1,689)	23,264	7,246
Physical inventory - hedged items	Cost of product sales	(34,041)	2,114	(32,312)	(7,326)

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	2,914	2,902	6,524	(725)
Time value excluded from hedge assessment	Cost of product sales	(1,238)	(2,477)	(15,572)	645
Net gain (loss) in income		$1,676	$425	$(9,048)	$(80)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified from AOCI to Income for the
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,159)	$(1,778)	$(6,716)	$(3,099)

	(Loss) Gain Recognized in OCI on Derivatives for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(2,612)	$(80)	$(21,424)	$32,446

10.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2014		December 31, 2013
	Level 1	Level 2	Level 1	Level 2

Financial assets:
Physical fixed price derivative contracts	$—	$16,603	$—	$4,384
Physical index derivative contracts	—	65	—	28
Futures contracts for refined products	8,420	—	—	—

Financial liabilities:
Physical fixed price derivative contracts	—	(2,865)	—	(6,247)
Physical index derivative contracts	—	(196)	—	(310)
Futures contracts for refined products	(225)	—	(8,070)	—
Interest rate derivatives	—	—	—	(30,045)
Fair value	$8,195	$13,607	$(8,070)	$(32,190)

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The values of the Level 2 interest rate derivatives were determined using expected cash flow models, which incorporated market inputs including the implied forward London Interbank Offered Rate yield curve for the same period as the future interest rate swap settlements.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $16.6 million and $4.4 million as of September 30, 2014 and December 31, 2013, respectively, are net of CVAs of ($0.1) million for both periods, respectively.  As of September 30, 2014, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed-rate debt	$3,663,690	$3,831,993	$3,063,711	$3,148,634
Variable-rate debt	182,000	182,000	255,000	255,000

Total debt	$3,845,690	$4,013,993	$3,318,711	$3,403,634

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 and 2013, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  During the six months ended June 30, 2014, we recorded a non-cash asset impairment charge of $26.3 million related to our Natural Gas Storage disposal group since the carrying amount of the disposal group exceeded the estimated fair value less costs to sell the disposal group.   During the three months ended September 30, 2014, we reduced the non-cash asset impairment charge by $5.4 million due to changes in the carrying value of the net assets of our Natural Gas Storage disposal group.  The changes in the carrying value of the net assets consist primarily of the net loss experienced during the three months ended September 30, 2014.  We estimated fair value based on a market approach supported by a binding purchase and sale agreement for the disposal group.  See Note 3 for additional information.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended September 30, 2014 and 2013 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Service cost	$54	$41	$108	$166
Interest cost	134	(11)	352	159
Expected return on plan assets	(98)	(67)	—	—
Amortization of prior service credit	—	—	(406)	147
Amortization of unrecognized losses	308	239	299	265
Actuarial loss due to settlements	193	230	—	—
Net periodic benefit cost	$591	$432	$353	$737

The components of the net periodic benefit cost for the RIGP and the Retiree Medical Plan were as follows for the nine months ended September 30, 2014 and 2013 (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Service cost	$163	$163	$323	$323
Interest cost	403	403	1,056	1,056
Expected return on plan assets	(294)	(294)	—	—
Amortization of prior service credit	—	—	(1,218)	(1,218)
Amortization of unrecognized losses	924	924	895	895
Actuarial loss due to settlements	580	683	—	—
Net periodic benefit cost	$1,776	$1,879	$1,056	$1,056

During the three months ended September 30, 2014 and 2013, we contributed $0.7 million and $0.3 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.  For the nine months ended September 30, 2014 and 2013, we contributed $2.1 million and $1.0 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

12.  UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the Buckeye Partners, L.P. 2013 Long-Term Incentive Plan (the “LTIP”).  We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”).  These compensation plans are further discussed below.

We recognized compensation expense from continuing operations related to the LTIP, which includes awards under the 2009 Long-Term Incentive Plan (the “2009 Plan”), discussed below, and the Option Plan, of $5.2 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, we recognized compensation expense of $13.1 million and $12.0 million, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LTIP

The LTIP is the successor long-term incentive compensation plan to the 2009 Plan.  The LTIP was approved by our unitholders in June 2013, and following such approval, (i) the 2009 Plan was merged with and into the LTIP, (ii) no further grants will be made under the 2009 Plan, and (iii) LP Units with respect to all grants outstanding under the 2009 Plan will be issued under the LTIP.  As of September 30, 2014, there were 2,924,151 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective July 31, 2013 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2013 and 2012, actual compensation awards deferred under the Deferral Plan were $2.7 million and $1.4 million, for which 75,870 and 51,668 phantom units (including matching units) were granted during the nine months ended September 30, 2014 and the year ended 2013, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the nine months ended September 30, 2014, the Compensation Committee of the Board granted 209,100 phantom units to employees (including the 75,870 phantom units granted pursuant to the Deferral Plan, as discussed above), 16,000 phantom units to independent directors of Buckeye GP and 183,562 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit
Unvested at January 1, 2014	813	$59.36
Granted	409	71.68
Vested	(191)	63.68
Forfeited	(77)	63.87
Unvested at September 30, 2014	954	$63.35

At September 30, 2014, $26.9 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 1.9 years.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	per LP Unit	Term (in years)	Value (1)
Outstanding at January 1, 2014	46	$47.32	2.4	$1,080
Exercised	(15)	45.88
Forfeited, cancelled or expired	(2)
Outstanding at September 30, 2014	29	48.41	1.9	$893

Exercisable at September 30, 2014	29	$48.41	1.9	$893

(1)         Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in September 2014 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.4 million and $0.5 million during the nine months ended September 30, 2014 and 2013, respectively.

13.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

During the nine months ended September 30, 2014, we sold 1.0 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) and received $74.5 million in net proceeds after deducting commissions and other related expenses.  During the nine months ended September 30, 2014, we paid $0.8 million of compensation in aggregate to the agents under the Equity Distribution Agreements.  During the three months ended September 30, 2014, we did not sell any LP Units under the Equity Distribution Agreements.

In September 2014, we completed a public offering of 6.75 million LP Units pursuant to an effective shelf registration statement, which priced at $80.00 per unit, resulting in total gross proceeds of $540.0 million before deducting underwriting fees and estimated offering expenses of $19.2 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to fund a portion of the Buckeye Texas Partners Transaction and for general partnership purposes.  Pursuant to the underwriting agreement, the underwriters had an option to purchase up to an additional 1.0 million LP Units, which they exercised in October 2014.  These additional proceeds will be recognized in the fourth quarter of 2014.  See Note 17 for further discussion.

In August 2014, we completed a public offering of 2.6 million LP Units pursuant to an effective shelf registration statement, which priced at $76.60 per unit.  The underwriters also exercised an option to purchase 0.4 million additional LP Units, resulting in total gross proceeds of $229.0 million before deducting underwriting fees and estimated offering expenses of $2.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a summary of changes in LP Units outstanding for the periods indicated (in thousands):

Limited
Partners

Outstanding at January 1, 2014	115,064
LP Units issued pursuant to the Option Plan (1)	15
LP Units issued pursuant to the LTIP (1)	168
Issuance of LP Units to institutional investors	9,740
Issuance of LP Units through Equity Distribution Agreements	1,012
Outstanding at September 30, 2014	125,999

(1)         The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $387.0 million and $308.5 million during the nine months ended September 30, 2014 and 2013, respectively.

On November 7, 2014, we announced a quarterly distribution of $1.125 per LP Unit that will be paid on November 25, 2014 to unitholders of record on November 18, 2014.  Based on the LP Units outstanding as of September 30, 2014 and the 1.0 million LP Units issued in connection with the additional shares exercised in October 2014, as discussed above, cash distributed to unitholders on November 25, 2014 will total $143.4 million.

14.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income attributable to Buckeye Partners, L.P.	$102,943	$77,254	$216,431	$243,025

Basic:
Weighted average units outstanding - basic	118,804	106,223	116,747	105,068

Earnings per unit - basic	$0.87	$0.73	$1.85	$2.31

Diluted:
Weighted average units outstanding - basic	118,804	106,223	116,747	105,068
Dilutive effect of LP Unit options and LTIP awards granted	625	551	558	448
Weighted average units outstanding - diluted	119,429	106,774	117,305	105,516

Earnings per unit - diluted	$0.86	$0.72	$1.85	$2.30

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  BUSINESS SEGMENTS

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

Global Marine Terminals

The Global Marine Terminals segment provides marine bulk storage and marine terminal throughput services in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  The segment has liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean, Corpus Christi and the New York Harbor.  The Global Marine Terminals segment operates three liquid petroleum products terminals acquired in conjunction with the Hess Terminals Acquisition in December 2013.

In September 2014, we acquired an 80% interest in a newly-formed entity, Buckeye Texas, for $821.0 million, net of cash acquired of $15.0 million and working capital and capital expenditure adjustments required by the contribution agreement with Trafigura Corpus Christi Holdings Inc.  Buckeye Texas and its subsidiaries will own and operate a vertically integrated system of midstream assets including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, a condensate splitter and LPG storage complex in Corpus Christi and three crude oil and condensate gathering facilities in the Eagle Ford Shale.  Upon completion of the initial build-out, the assets will form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the refining complex in Corpus Christi. The Corpus Christi facilities have five vessel berths, including three deep-water docks, and upon completion of the initial build-out, they will offer approximately 5.6 million barrels of liquid petroleum products storage capacity along with rail and truck loading/unloading capability. In addition, three field gathering facilities with associated storage and pipeline connectivity will allow Buckeye Texas to move Eagle Ford crude oil and condensate production directly to the terminalling complex in Corpus Christi.  As we acquired a controlling financial interest in Buckeye Texas, we reflected the acquisition as a consolidated subsidiary.  See Note 2 for further discussion.

Merchant Services

The Merchant Services segment is a wholesale distributor of refined petroleum products in the United States and in the Caribbean. This segment recognizes revenues when products are delivered.  The segment’s products include gasoline, natural gas liquids, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel, kerosene and fuel oil.  The segment owns five terminals, which are operated by the Pipelines & Terminals segment.  The segment’s customers consist principally of product wholesalers as well as major commercial users of these refined petroleum products.

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

Natural Gas Storage Disposal Group

In December 2013, the Board approved a plan to divest the natural gas storage segment facility and related assets that our subsidiary Lodi Gas Storage, L.L.C. owns and operates in Northern California as we no longer believe this business is aligned with our long-term business strategy.  In this report, we refer to this group of assets as our Natural Gas Storage disposal group.  Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  As such, we have adjusted our prior period segment information to conform to the current alignment of our continuing business and discontinued operations.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105.0 million.  The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and customary closing conditions.  As a result of the sale, we recorded a non-cash asset impairment charge of $26.3 million within “Loss from discontinued operations” on our unaudited condensed consolidated statement of operations for the six months ended June 30, 2014.  During the three months ended September 30, 2014, we reduced the non-cash asset impairment charge by $5.4 million due to changes in the carrying value of the net assets of our Natural Gas Storage disposal group.  The changes in the carrying value of the net assets consist primarily of the net loss experienced during the three months ended September 30, 2014.  Please see Note 3 for additional information.

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
Pipelines & Terminals	$228,466	$194,582	$665,629	$568,872
Global Marine Terminals	104,522	61,133	284,082	186,416
Merchant Services	1,246,462	815,095	4,420,205	2,627,718
Development & Logistics	21,003	16,439	56,637	42,048
Intersegment	(26,980)	(13,398)	(52,300)	(26,537)
Total revenue	$1,573,473	$1,073,851	$5,374,253	$3,398,517

For the three and nine months ended September 30, 2014 and 2013, no customers contributed 10% or more of consolidated revenue.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
United States	$1,482,363	$1,020,438	$5,116,151	$3,238,275
International	91,110	53,413	258,102	160,242
Total revenue	$1,573,473	$1,073,851	$5,374,253	$3,398,517

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$128,171	$115,876	$370,570	$338,896
Global Marine Terminals	57,270	35,964	166,532	109,246
Merchant Services	10,468	(74)	(12,568)	10,844
Development & Logistics	4,713	4,407	15,500	11,247
Adjusted EBITDA from continuing operations	$200,622	$156,173	$540,034	$470,233

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$107,008	$83,618	$270,486	$264,134
Less: Net income attributable to noncontrolling interests	(785)	(997)	(2,547)	(3,095)
Income from continuing operations attributable to Buckeye Partners, L.P.	106,223	82,621	267,939	261,039
Add: Interest and debt expense	43,838	34,341	127,063	94,827
Income tax expense	243	195	319	521
Depreciation and amortization (1)	45,406	36,842	131,791	110,092
Non-cash unit-based compensation expense	5,228	4,932	13,149	12,009
Acquisition and transition expense (2)	2,451	—	8,076	—
Less: Amortization of unfavorable storage contracts (3)	(2,767)	(2,758)	(8,303)	(8,255)
Adjusted EBITDA from continuing operations	$200,622	$156,173	$540,034	$470,233

(1)         Includes depreciation and amortization of noncontrolling interests.

(2)         Represents acquisition and transition expense related to the Hess Terminals Acquisition in December 2013 and the Buckeye Texas Partners Transaction in September 2014.

(3)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Cash paid for interest (net of capitalized interest)	$130,323	$105,876
Cash paid for income taxes	620	719
Capitalized interest	5,641	5,255

Non-cash investing activities:
(Decrease) increase in accounts payable and accrued and other current liabilities related to capital expenditures	$(25,860)	$7,140

Non-cash financing activities:
Issuance of Class B units in lieu of quarterly cash distribution (1)	$—	$25,687

(1)         In September 2013, all of our Class B units, which represented a separate class of our limited partnership interests, converted into LP Units on a one-for-one basis.  No Class B units have been issued subsequent to the conversion of Class B units into LP Units.  See our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion.

17.  SUBSEQUENT EVENTS

Repayment of Debt

In October 2014, we repaid in full the $275.0 million principal amount outstanding under the 5.300% Notes and $7.3 million of related accrued interest using funds available under our Credit Facility.

Equity Offering

In October 2014, the underwriters for our September 2014 public offering of 6.75 million LP Units exercised an option to purchase 1.0 million additional LP Units pursuant to the underwriting agreement, resulting in gross proceeds of $81.0 million before deducting underwriting fees and expenses of $2.8 million.  We used the new proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility.

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline and more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and an integrated network of marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  In September 2014, we expanded our network of marine midstream assets by acquiring a controlling interest in a company with assets located in Corpus Christi, Texas and the Eagle Ford Shale.  We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

In December 2013, the Board approved a plan to divest our Natural Gas Storage segment and its related assets as we no longer believe this business is aligned with our long-term business strategy. In this report, we refer to this group of assets and related liabilities as our Natural Gas Storage disposal group. Accordingly, we have classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheets as of September 30, 2014 and December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in this report.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage business for $105.0 million.  The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals and customary closing conditions. For additional information, see Note 3 and Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Recent Developments

Business Combination

In September 2014, we acquired an 80% interest in a newly-formed entity, Buckeye Texas Partners LLC (“Buckeye Texas”), for $821.0 million, net of cash acquired of $15.0 million and working capital and capital expenditure adjustments required by the contribution agreement with Trafigura Corpus Christi Holdings Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura AG (“Trafigura”), will own and operate a vertically integrated system of midstream assets including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, a condensate splitter and liquefied petroleum gas (“LPG”) storage complex in Corpus Christi and three crude oil and condensate gathering facilities in the Eagle Ford Shale.  Upon completion of the initial build-out, the assets will form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the refining complex in Corpus Christi. The Corpus Christi facilities have five vessel berths, including three deep-water docks, and upon completion of the initial build-out, they will offer approximately 5.6 million barrels of liquid petroleum products storage capacity along with rail and truck loading/unloading capability. In addition, three field gathering facilities with associated storage and pipeline connectivity will allow Buckeye Texas to move Eagle Ford crude oil and condensate production directly to the terminalling complex in Corpus Christi. Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura.  We reflected the acquisition of Buckeye Texas as a consolidated subsidiary based on the application of the variable interest model.  Buckeye Texas does not have sufficient resources to carry on its activities without our financial support; therefore, we determined it to be a variable interest entity (“VIE”) of which we were the primary beneficiary.  In making this determination, we evaluated the activities that significantly impact the economies of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the acquired assets.  The operations of these assets are reported in the Global Marine Terminals segment.

Equity Offerings

In September 2014, we completed a public offering of 6.75 million LP Units pursuant to an effective shelf registration statement, which priced at $80.00 per unit, resulting in total gross proceeds of $540.0 million before deducting underwriting fees and estimated offering expenses of $19.2 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to fund a portion of the Buckeye Texas Partners Transaction and for general partnership purposes.  Pursuant to the underwriting agreement, the underwriters had an option to purchase up to an additional 1.0 million LP Units, which they exercised in October 2014.  These additional proceeds will be recognized in the fourth quarter of 2014.  See Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

In August 2014, we completed a public offering of 2.6 million LP Units pursuant to an effective shelf registration statement, which priced at $76.60 per unit.  The underwriters also exercised an option to purchase 0.4 million additional LP Units, resulting in total gross proceeds of $229.0 million before deducting underwriting fees and estimated offering expenses of $2.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

Credit Facility

In September 2014, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC (“BES”), Buckeye West Indies Holdings LP (“BWI”) and Buckeye Caribbean Terminals LLC (“BCT”), as borrowers, modified (through a new credit agreement) the revolving credit facility with SunTrust Bank (the “Credit Facility”) to provide an increase in borrowing capacity of $250.0 million, resulting in a total borrowing capacity of $1.5 billion, of which BES, BWI and BCT, collectively the Buckeye Merchant Service Companies (“BMSC”), share a sublimit of $500.0 million.  The Credit Facility’s maturity date is September 30, 2019, with an option to extend the term for up to two one-year periods and a $500.0 million accordion option to increase the commitments.  We incurred debt issuance costs of $2.1 million in connection with this transaction.  At September 30, 2014, we had $2.7 million of remaining unamortized deferred financing costs related to the Credit Facility.  These amounts are included in other non-current assets and are being amortized over the new term of the agreement. At September 30, 2014, BMSC had $182.0 million outstanding under the Credit Facility, all of which was classified as current liabilities in our unaudited condensed consolidated balance sheets, as related funds are used to finance current working capital needs.

Notes Offering

In September 2014, we issued an aggregate of $600.0 million of senior unsecured notes in an underwritten public offering, including the $300.0 million of 4.350% Notes due on October 15, 2024 (the “4.350% Notes”) and the $300.0 million of 5.600% Notes due on October 15, 2044 (the “5.600% Notes”), at 99.825% and 99.876%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $4.7 million, were $594.5 million.  We used the net proceeds from this offering to fund a portion of the Buckeye Texas Partners Transaction (see Note 2), to settle all interest rate swaps relating to the 5.300% Notes due on October 15, 2014 (the “5.300% Notes”) for $51.5 million (see Note 9) and for general partnership purposes.  We also used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.  At September 30, 2014, we had $1,318.0 million of additional borrowing capacity under our Credit Facility.  Therefore, we have classified the 5.300% Notes as long-term debt in our unaudited condensed consolidated balance sheet as of September 30, 2014.

Repayment of Debt

In October 2014, we repaid in full the $275.0 million principal amount outstanding under the 5.300% Notes and $7.3 million of related accrued interest using funds available under our Credit Facility.  See Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

At-the-Market Offering Program

During the nine months ended September 30, 2014, we sold 1.0 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) and received $74.5 million in net proceeds after deducting commissions and other related expenses.  During the nine months ended September 30, 2014, we paid $0.8 million of compensation in aggregate to the agents under the Equity Distribution Agreements.  During the three months ended September 30, 2014, we did not sell any LP Units under the Equity Distribution Agreements.

Overview of Operating Results

Net income attributable to our unitholders was $216.4 million for the nine months ended September 30, 2014, which was a decrease of $26.6 million, or 10.9% from $243.0 million for the corresponding period in 2013. Operating income was $392.4 million for the nine months ended September 30, 2014, which is an increase of $38.2 million, or 10.8% from $354.2 million for the corresponding period in 2013.  Our results for the nine months ended September 30, 2014 include year-over-year improvement in our Pipelines & Terminals, Global Marine Terminals and Development & Logistics segments, while our Merchant Services segment experienced a loss as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies during the second quarter of 2014 intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  These losses were attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets, (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the summer driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.  These losses were partially offset by increased earnings as a result of higher rack margins.

We will continue to align our risk management activities with our long-term strategic initiatives, which may result in the exiting of markets that are either illiquid or exposed to price volatility that cannot be adequately hedged.  We are focused on targeting refined petroleum markets within our existing asset footprint with attractive competitive dynamics and liquidity that align with our current risk profile.

The decrease in net income attributable to our unitholders was primarily the result of the loss from discontinued operations of our natural gas storage facility.  The loss from discontinued operations of our natural gas storage facility for the nine months ended September 30, 2014 of $51.5 million is $33.5 million more unfavorable than a loss of $18.0 million for the corresponding period in 2013.  The loss increase is primarily due to a $20.9 million non-cash impairment charge and losses due to the extreme price volatility we experienced when taking certain operative measures to ensure we met the deliverability requirements of our customers during peak times, resulting in costs of approximately $7 million during the period.  For additional information see Note 3, Note 10 and Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements.

In addition to the loss in our Merchant Services segment as described above, an increase in interest expense resulting from the long term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess Corporation (“Hess”) in December 2013, and an increase in depreciation and amortization expense due to the assets acquired from Hess contributed to the overall decrease in net income attributable to our unitholders.  These decreases were offset by increased revenue in our Pipelines & Terminals segment, as well as increased contribution from our Global Marine Terminals segment.  Revenue contributions from the assets acquired from Hess benefited both our Pipelines & Terminals and Global Marine Terminals segments as a result of successful and timely integration of the assets into our operations. Additionally, terminalling volumes for 2014 increased over the prior year period in our Pipelines & Terminals segment, primarily from the impact of capital investments in internal growth and diversification initiatives, which include continuous expansion of our butane blending capabilities as well as crude oil logistic projects centered at our Chicago complex, which serves as our Midwestern hub.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$1,573,473	$1,073,851	$5,374,253	$3,398,517
Costs and expenses	1,424,532	957,074	4,981,873	3,044,293
Operating income	148,941	116,777	392,380	354,224
Other expense, net	(41,690)	(32,964)	(121,575)	(89,569)
Income from continuing operations before taxes	107,251	83,813	270,805	264,655
Income tax expense	(243)	(195)	(319)	(521)
Income from continuing operations	107,008	83,618	270,486	264,134
Loss from discontinued operations	(3,280)	(5,367)	(51,508)	(18,014)
Net income	103,728	78,251	218,978	246,120
Less: Net income attributable to noncontrolling interests	(785)	(997)	(2,547)	(3,095)
Net income attributable to Buckeye Partners, L.P.	$102,943	$77,254	$216,431	$243,025

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013

	Adjusted EBITDA from continuing operations:
	Pipelines & Terminals	$128,171	$115,876	$370,570	$338,896
	Global Marine Terminals	57,270	35,964	166,532	109,246
	Merchant Services	10,468	(74)	(12,568)	10,844
	Development & Logistics	4,713	4,407	15,500	11,247
	Adjusted EBITDA from continuing operations	$200,622	$156,173	$540,034	$470,233

	Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations and Distributable cash flow:
	Income from continuing operations	$107,008	$83,618	$270,486	$264,134
	Less: Net income attributable to noncontrolling interests	(785)	(997)	(2,547)	(3,095)
	Income from continuing operations attributable to Buckeye Partners, L.P.	106,223	82,621	267,939	261,039
Add:	Interest and debt expense	43,838	34,341	127,063	94,827
	Income tax expense	243	195	319	521
	Depreciation and amortization (1)	45,406	36,842	131,791	110,092
	Non-cash unit-based compensation expense	5,228	4,932	13,149	12,009
	Acquisition and transition expense (2)	2,451	—	8,076	—
Less:	Amortization of unfavorable storage contracts (3)	(2,767)	(2,758)	(8,303)	(8,255)
	Adjusted EBITDA from continuing operations	$200,622	$156,173	$540,034	$470,233
	Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(39,496)	(31,267)	(116,842)	(89,154)
	Income tax expense	(243)	(195)	(319)	(521)
	Maintenance capital expenditures	(20,433)	(26,086)	(56,205)	(44,226)
	Distributable cash flow from continuing operations	$140,450	$98,625	$366,668	$336,332

(1)         Includes depreciation and amortization of noncontrolling interests.

(2)         Represents acquisition and transition expense related to the Hess Terminals Acquisition in December 2013 and the Buckeye Texas Partners Transaction in September 2014.

(3)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes and average tariff rates for the Pipelines & Terminals segment in barrels per day (“bpd”) and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	721.9	723.2	700.3	720.4
Jet fuel	349.8	343.1	332.1	334.1
Middle distillates (1)	321.8	302.9	350.7	330.5
Other products (2)	34.9	29.4	37.0	29.2
Total pipelines throughput	1,428.4	1,398.6	1,420.1	1,414.2

Terminals:
Products throughput	1,133.5	949.5	1,128.7	965.5

Pipeline Average Tariff (cents/bbl)	86.8	84.1	85.5	81.8

Merchant Services (in millions of gallons):
Sales volumes	464.1	285.6	1,571.6	909.8

(1)         Includes diesel fuel and heating oil.

(2)         Includes LPG, intermediate petroleum products and crude oil.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Consolidated

Adjusted EBITDA was $200.6 million for the three months ended September 30, 2014, which is an increase of $44.4 million, or 28.5%, from $156.2 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily related to positive contribution from the assets acquired from Hess in December 2013 in the Pipelines & Terminals and Global Marine Terminals segments and benefit of contributions from growth capital spending in the Pipelines & Terminals segment, as well as increased earnings as a result of higher margins in the Merchant Services segment.

Revenue was $1,573.5 million for the three months ended September 30, 2014, which is an increase of $499.6 million, or 46.5%, from $1,073.9 million for the corresponding period in 2013.  The increase in revenue was primarily related to increased product sales volumes and an increase in the fuel oil supply and distribution services in the Caribbean in our Merchant Services segment, as well as the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.

Operating income was $148.9 million for the three months ended September 30, 2014, which is an increase of $32.1 million, or 27.5%, from $116.8 million for the corresponding period in 2013.  The increase in operating income was primarily related to benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments and increased contribution from our Merchant Services segment as a result of higher margins.  These increases were offset by an increase in depreciation and amortization expense primarily due to the assets acquired from Hess in December 2013.

Distributable cash flow was $140.5 million for the three months ended September 30, 2014, which is an increase of $41.9 million, or 42.5%, from $98.6 million for the corresponding period in 2013.  The increase in distributable cash flow was primarily related to an increase of $44.4 million in Adjusted EBITDA as described above, partially offset by an $8.3 million increase in interest expense, excluding amortization of deferred financing costs, debt discounts and other, primarily resulting from the long-term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess in December 2013.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $128.2 million for the three months ended September 30, 2014, which is an increase of $12.3 million, or 10.6%, from $115.9 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were primarily related to a $18.5 million increase in revenue resulting from an increase in terminalling throughput and storage contracts, including those associated with the assets acquired from Hess in December 2013, $11.8 million incremental revenue from capital investments in internal growth and diversification initiatives, including butane blending capabilities and crude oil handling services, a $5.3 million increase in revenue due to increases in average pipeline tariff rates and longer-haul shipments, a $1.2 million increase in other revenue, including an increase in revenue due to higher pipeline volumes.

The negative factors impacting Adjusted EBITDA were a $21.5 million increase in operating expenses, primarily related to outside services for asset-maintenance activities and incremental costs necessary to operate the terminals acquired from Hess in December 2013 and $3.0 million in less favorable product net settlement experience.

Pipeline volumes increased by 2% due to stronger demand for middle distillates resulting from changes in regional production and supply.  Overall terminalling volumes increased by 19.4% primarily due to effective commercialization and integration of the terminals acquired from Hess in December 2013.  Legacy terminalling volumes increased by 7.3% due to higher demand for gasoline, distillates and jet fuel, new customer contracts and service offerings at select locations, including the benefit of contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $57.3 million for the three months ended September 30, 2014, which is an increase of $21.3 million, or 59.2%, from $36.0 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were a $17.7 million increase in storage revenue primarily as a result of the assets acquired from Hess in December 2013 and a $14.3 million increase in revenue from ancillary services.  Ancillary services include the berthing of ships at our jetties, heating services and settlement gains/losses.  The increase in revenue was offset by an $10.7 million increase in operating expenses primarily related to incremental costs necessary to operate the assets acquired from Hess in December 2013.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $10.5 million for the three months ended September 30, 2014, which is an improvement of $10.6 million from a loss of $0.1 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were primarily related to higher rack margins associated with lower product costs and favorable basis moves impacting our inventory portfolio.

Adjusted EBITDA was positively impacted by a $431.4 million increase in revenue, which included a $509.4 million increase due to 62.5% higher volumes sold, offset by a $78.0 million decrease in refined petroleum product sales due to a price decrease of $0.16 per gallon (average sales prices per gallon were $2.69 and $2.85 for the 2014 and 2013 periods, respectively).

Adjusted EBITDA was negatively impacted by a $419.2 million increase in cost of product sales, which included a $507.3 million increase due to 62.5% higher volumes sold, offset by a $88.1 million decrease in refined petroleum product cost due to a price decrease of $0.19 per gallon (average cost prices per gallon were $2.65 and $2.84 for the 2014 and 2013 periods, respectively) and $1.6 million increase in operating expenses, which primarily related to overhead and administrative costs.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $4.7 million for the three months ended September 30, 2014, which is an increase of $0.3 million, or 6.9%, from $4.4 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily due to a $4.1 million increase in third-party engineering and operations revenue primarily due to increased project activity and a $0.5 million increase in revenue related to the LPG storage caverns, partially offset by a $4.3 million increase in engineering and operations expenses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Consolidated

Adjusted EBITDA was $540.0 million for the nine months ended September 30, 2014, which is an increase of $69.8 million, or 14.8%, from $470.2 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily related to positive contribution from the assets acquired from Hess in December 2013 in the Pipelines & Terminals and Global Marine Terminals segments and benefit of contributions from growth capital spending in the Pipelines & Terminals segment.  These increases in Adjusted EBITDA were offset by the loss in the Merchant Services segment as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies during the second quarter of 2014 intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  These losses were attributed to (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets, (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets, (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the summer driving season and upcoming heating season, and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.

Revenue was $5,374.3 million for the nine months ended September 30, 2014, which is an increase of $1,975.8 million, or 58.1%, from $3,398.5 million for the corresponding period in 2013.  The increase in revenue was primarily related to increased product sales volumes and an increase in the fuel oil supply and distribution services in the Caribbean in our Merchant Services segment, as well as the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.

Operating income was $392.4 million for the nine months ended September 30, 2014, which is an increase of $38.2 million, or 10.8%, from $354.2 million for the corresponding period in 2013.  The increase in operating income was primarily related to the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.  These increases were offset by the increase in depreciation and amortization expense primarily due to the assets acquired from Hess in December 2013 and the loss in the Merchant Services segment as discussed above.

Distributable cash flow was $366.7 million for the nine months ended September 30, 2014, which is an increase of $30.4 million, or 9.0%, from $336.3 million as compared to the corresponding period in 2013.  The increase in distributable cash flow was primarily related to an increase of $69.8 million in Adjusted EBITDA as described above, partially offset by a $27.7 million increase in interest expense, excluding amortization of deferred financing costs, debt discounts and other, primarily resulting from the long-term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess in December 2013, and a $12.0 million increase in maintenance capital expenditures relating to a concerted effort to more timely perform pipeline and tank integrity work throughout the year in the Pipelines & Terminals segment.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $370.6 million for the nine months ended September 30, 2014, which is an increase of $31.7 million, or 9.3%, from $338.9 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were related to a $53.3 million increase in revenue resulting from an increase in terminalling throughput and storage contracts, including those associated with the assets acquired from Hess in December 2013, $25.0 million incremental revenue from capital investments in internal growth and diversification initiatives, including butane blending capabilities, crude oil handling services and the ability to store and throughput other hydrocarbons, a $16.1 million increase in revenue due to increases in average pipeline tariff rates and longer-haul shipments, and $3.2 million in more favorable net settlement experience and a $1.7 million increase in other revenue, including an increase in revenue due to higher pipeline volumes.

The negative factors impacting Adjusted EBITDA were a $67.6 million increase in operating expenses, primarily related to outside services for asset-maintenance activities and incremental costs necessary to operate the terminals acquired from Hess in December 2013.

Pipeline volumes slightly increased despite weaker gasoline and jet fuel shipments resulting from extreme weather conditions in early 2014.  Overall terminalling volumes increased by 16.9% due to effective commercialization and integration of the terminals acquired from Hess in December 2013.  Legacy terminalling volumes increased by 3.6% due to higher demand for gasoline, distillates and jet fuel, new customer contracts and service offerings at select locations, including the benefit of contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $166.5 million for the nine months ended September 30, 2014, which is an increase of $57.3 million, or 52.4%, from $109.2 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were $53.7 million increase in storage revenue primarily as a result of the assets acquired from Hess in December 2013 and a $27.6 million increase in revenue from ancillary services.  Ancillary services include the berthing of ships at our jetties, heating services and settlement gains/losses.  The increase in revenue was offset by a $24.0 million increase in operating expenses primarily related to incremental costs necessary to operate the assets acquired from Hess in December 2013.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was a loss of $12.6 million for the nine months ended September 30, 2014, which is a decrease of $23.4 million from earnings of $10.8 million for the corresponding period in 2013.  The loss experienced during the period is primarily attributed to losses in the second quarter described above, partially offset by strong domestic rack margins.

Adjusted EBITDA was positively impacted by a $1,792.5 million increase in revenue, which included a $1,911.4 million increase due to 72.7% of higher volumes sold, partially offset by a $118.9 million decrease in refined petroleum product sales due to a price decrease of $0.08 per gallon (average sales prices per gallon were $2.81 and $2.89 for the 2014 and 2013 periods, respectively).

Adjusted EBITDA was negatively impacted by a $1,812.9 million increase in cost of product sales, which included a $1,896.7 million increase due to 72.7% of higher volumes sold, offset by a $83.8 million decrease in refined petroleum product cost due to a price decrease of $0.06 per gallon (average cost prices per gallon were $2.81 and $2.87 for the 2014 and 2013 periods, respectively) and a $3.0 million increase in operating expenses, which primarily related to overhead and administrative costs.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $15.5 million for the nine months ended September 30, 2014, which is an increase of $4.3 million, or 37.8%, from $11.2 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily due to a $11.5 million increase in third-party engineering and operations revenue primarily due to increased project activity and $3.1 million increase in revenue related to the LPG storage caverns primarily due to the favorable seasonal impact of the depletion of inventory and a one-time gain recognition of inventory, partially offset by a $10.3 million increase in engineering and operations expenses.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving Credit Facility and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  The Buckeye Merchant Service Companies fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of September 30, 2014, we had $374.2 million of working capital (including net assets held for sale of $103.0 million) and $1,318.0 million of additional borrowing capacity under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that, as of September 30, 2014, had $674.5 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.  In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting assets where such evaluation suggests such a transaction is in the best interest of Buckeye.

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

Debt

At September 30, 2014, we had total fixed-rate and variable-rate debt obligations of $3,663.7 million and $182.0 million, respectively, with an aggregate fair value of $4,014.0 million.  At September 30, 2014, we were in compliance with the covenants under our Credit Facility.

In September 2014, the Credit Facility was modified (through a new credit agreement) to provide for an increased borrowing capacity of $1.5 billion. The Credit Facility’s maturity date is September 30, 2019, with an option to extend the term for up to two one-year periods and a $500.0 million accordion option to increase the commitments.  At September 30, 2014, BMSC had $182.0 million collectively outstanding under the Credit Facility, all of which was classified as current liabilities in our unaudited condensed consolidated balance sheets, as related funds were used to finance current working capital needs.  See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

In September 2014, we issued an aggregate of $600.0 million of senior unsecured notes in an underwritten public offering, including $300.0 million of the 4.350% Notes and $300.0 million of the 5.600% Notes, at 99.825% and 99.876%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $4.7 million, were $594.5 million.  We used the net proceeds from this offering to fund a portion of the Buckeye Texas Partners Transaction (see Note 2), to settle all interest rate swaps relating to the 5.300% Notes for $51.5 million (see Note 9) and for general partnership purposes.  We also used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.  At September 30, 2014, we had $1,318.0 million of additional borrowing capacity under our Credit Facility.  Therefore, we have classified the 5.300% Notes as long-term debt in our unaudited condensed consolidated balance sheet as of September 30, 2014.

In October 2014, we used our Credit Facility to repay in full the 5.300% Notes and related accrued interest.  See Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Equity

In September 2014, we completed a public offering of 6.75 million LP Units pursuant to an effective shelf registration statement, which priced at $80.00 per unit, resulting in total gross proceeds of $540.0 million before deducting underwriting fees and estimated offering expenses of $19.2 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to fund a portion of the Buckeye Texas Partners Transaction and for general partnership purposes.  Pursuant to the underwriting agreement, the underwriters had an option to purchase up to an additional 1.0 million LP Units, which they exercised in October 2014.  These additional proceeds will be recognized in the fourth quarter of 2014.  See Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

In August 2014, we completed a public offering of 2.6 million LP Units pursuant to an effective shelf registration statement, which priced at $76.60 per unit.  The underwriter also exercised an option to purchase 0.4 million additional LP Units, resulting in total gross proceeds of $229.0 million before deducting underwriting fees and estimated offering expenses of $2.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

In May 2013, we entered into four separate Equity Distribution Agreements under which we may offer and sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.  During the nine months ended September 30, 2014, we sold 1.0 million LP Units in aggregate under the Equity Distribution Agreements, received $74.5 million in net proceeds after deducting commissions and other related expenses. During the nine months ended September 30, 2014, we paid $0.8 million of compensation in aggregate to the agents under the Equity Distribution Agreements.  During the three months ended September 30, 2014, we did not sell any LP Units under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Cash provided by (used in):
Operating activities	$182,351	$285,404
Investing activities	(1,118,377)	(256,575)
Financing activities	937,573	(30,623)
Net increase (decrease) in cash and cash equivalents	$1,547	$(1,794)

Operating Activities

Net cash provided by operating activities of $182.4 million for the nine months ended September 30, 2014 primarily related to $219.0 million of net income and $131.8 million of depreciation and amortization expense, offset by a $114.6 million increase in inventory, primarily due to the seasonal build-up of inventory for the heating season, a $73.2 million increase in trade receivables resulting primarily from the expanding business and the new merchant activities supporting the terminals acquired from Hess in December 2013 and a $51.5 million settlement to terminate the interest swap agreements related to the 5.300% Notes.

Net cash provided by operating activities of $285.4 million for the nine months ended September 30, 2013 primarily related to $246.1 million of net income and $115.8 million of depreciation and amortization expense, partially offset by an increase in inventory of $57.6 million and a $62.0 million settlement to terminate the interest swap agreements related to the 4.150% Notes.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $1,118.4 million for the nine months ended September 30, 2014 primarily related to $300.8 million of capital expenditures and $824.7 million primarily related to the Buckeye Texas Partners Transaction. Net cash used in investing activities of $256.6 million for the nine months ended September 30, 2013 primarily related to $257.0 million of capital expenditures.  See below for a discussion of capital spending.  For further discussion on the Buckeye Texas Partners Transaction, see Note 2 in the Notes to Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities of $937.6 million for the nine months ended September 30, 2014 primarily related to $73.0 million of net repayments under the Credit Facility, $599.1 million of proceeds from the issuance of the 4.350% and 5.600% Notes due on October 15, 2024 and October 15, 2044, respectively, $747.4 million of net proceeds from the issuance of an aggregate 9.7 million LP Units and $74.5 million of net proceeds from the issuance of 1 million LP Units under the Equity Distribution Agreements, partially offset by $384.4 million of cash distributions paid to our unitholders ($3.30 per LP Unit).

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

	Nine Months Ended
	September 30,
	2014	2013

Maintenance capital expenditures	$56,366	$44,304
Expansion and cost reduction	244,465	212,704
Total capital expenditures, net	$300,831	$257,008

In the nine months ended September 30, 2014, maintenance capital expenditures included pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work.  Expansion and cost reduction capital expenditures included investments in storage tank enhancements at BORCO and Perth Amboy and completion of rail off-loading facilities, butane blending, crude oil storage/transportation and various other cost reduction and revenue generating projects.  In the nine months ended September 30, 2013, maintenance capital expenditures included pump replacements and truck rack infrastructure upgrades, as well as pipeline and tank integrity work.  Expansion and cost reduction capital expenditures included investments in storage tank enhancements at BORCO and Perth Amboy, butane blending, rail off-loading facilities, crude oil storage/transportation and various other cost reduction and revenue generating projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2014 (in thousands):

	2014
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$60,000	$65,000
Expansion and cost reduction	150,000	155,000
Total capital expenditures	$210,000	$220,000

Global Marine Terminals:
Maintenance capital expenditures	$15,000	$20,000
Expansion and cost reduction	200,000	215,000
Total capital expenditures	$215,000	$235,000

Overall:
Maintenance capital expenditures	$75,000	$85,000
Expansion and cost reduction	350,000	370,000
Total capital expenditures	$425,000	$455,000

Estimated maintenance capital expenditures include replacement of tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include storage tank enhancement and refurbishment projects across our system; various upgrades and expansions of our butane blending business; and construction of a deep-water, marine terminal, a condensate splitter, an LPG storage complex and three crude oil and condensate gathering facilities at locations associated with the Buckeye Texas Partners Transaction.

Off-Balance Sheet Arrangements

At September 30, 2014, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes in that information other than as discussed below.  Also, see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps (1)	Total
Fair value of contracts outstanding at January 1, 2014	$(10,215)	$(30,045)	$(40,260)
Items recognized or settled during the period	(2,413)	51,469	49,056
Fair value attributable to new deals	9,256	—	9,256
Change in fair value attributable to price movements	25,199	(21,424)	3,775
Change in fair value attributable to non-performance risk	(25)	—	(25)
Fair value of contracts outstanding at September 30, 2014	$21,802	$—	$21,802

(1)         In September 2014, we settled the remaining six forward-starting interest rate swaps for $51.5 million.  See Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at September 30, 2014, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value

Fair value assuming no change in underlying commodity prices (as is)	Asset	$436,207
Fair value assuming 10% increase in underlying commodity prices	Asset	$438,909
Fair value assuming 10% decrease in underlying commodity prices	Asset	$433,505

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and uses the U.S. dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and nine months ended September 30, 2014 and 2013.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control — Integrated Framework (the “2013 Framework”).  Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of September 30, 2014, the Partnership continues to utilize the 1992 Framework during its transition to the 2013 Framework by the end of 2014.

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

In September 2014, Buckeye received a penalty from the Pipeline Hazardous Materials Safety Administration totaling $0.3 million in connection with certain procedural issues related to a product release that occurred in Macungie, Pennsylvania in June 2012.  We determined not to contest the penalty and paid it in full.

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

Item 6.         Exhibits

(a)         Exhibits

2.1

Purchase and Sale Agreement, dated July 25, 2014, between Buckeye Gas Storage LLC and BIF II CalGas (Delaware) LLC (Incorporated by reference to Exhibit 2.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on July 29, 2014).

2.2

Contribution Agreement, dated as of September 2, 2014, by and between Trafigura Corpus Christi Holdings Inc. and Buckeye Partners, L.P. (Incorporated by reference to Exhibit 2.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on September 2, 2014).

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

3.9

Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of September 29, 2014, (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on September 29, 2014).

4.1

Tenth Supplemental Indenture, dated September 12, 2014, between Buckeye Partners, L.P. and U.S. Bank National Association (successor-in-interest to SunTrust Bank), as trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on September 12, 2014).

10.1

Revolving Credit Agreement, dated September 30, 2014, by and among Buckeye Partners, L.P., Buckeye Energy Services LLC, Buckeye Caribbean Terminals LLC, Buckeye West Indies Holdings LP, SunTrust Bank and other lenders party thereto (Incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 6, 2014).

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

	By:	BUCKEYE PARTNERS, L.P.
(Registrant)

	By:	Buckeye GP LLC,
as General Partner

Date: November 7, 2014	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)