Form 10-K
period 2014-12-31
BUCKEYE PARTNERS, L.P.
filed 2015-02-26
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

At June 30, 2014, the aggregate market value of the registrant’s limited partner units held by non-affiliates was $9.6 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

As of February 17, 2015, there were 127,233,937 limited partner units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2015 Annual Meeting of Limited Partners are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.”  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements.  Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations to which we are subject, including those governing pipeline tariff rates and those that permit the treatment of us as a partnership for federal income tax purposes; (ii) terrorism and other security risks, including cyber risk, adverse weather conditions, including hurricanes, environmental releases and natural disasters; (iii) changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand; (iv) adverse regional, national, or international economic conditions, adverse capital market conditions, and adverse political developments; (v) shutdowns or interruptions at our pipeline, terminal, and storage assets or at the source points for the products we transport, store, or sell; (vi) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (vii) volatility in the price of liquid petroleum products; (viii) nonpayment or nonperformance by our customers; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; (x) our inability to realize the expected benefits of the Buckeye Texas Partners transaction; and (xi) our ability to successfully complete our organic growth projects and to realize the anticipated financial benefits.  These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other known or unpredictable factors could also have material adverse effects on future results.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

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

PART I

Item 1.                     Business

Introduction

The original Buckeye Pipe Line Company was founded in 1886 as part of the Standard Oil Company (“Standard Oil”) and became a publicly owned, independent company after the dissolution of Standard Oil in 1911.  Expansion into petroleum products transportation after World War II and subsequent acquisitions thereafter ultimately led to Buckeye Pipe Line Company becoming a leading independent common carrier pipeline.  In 1964, Buckeye Pipe Line Company was acquired by a subsidiary of the Pennsylvania Railroad, which later became the Penn Central Corporation.  In 1986, Buckeye Pipe Line Company was reorganized into a master limited partnership (“MLP”), Buckeye Partners, L.P. We are a publicly traded Delaware master limited partnership, and our limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner and is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that was previously publicly traded on the NYSE prior to Buckeye’s merger with BGH (see Item 6 of this Report for further information).  Effective November 5, 2014, BGH was merged with and into Buckeye GP, with Buckeye GP as the surviving entity.  Unless the context requires otherwise, references to “we,” “us,” “our,” the “Partnership” or “Buckeye” are intended to mean the business and operations of Buckeye Partners, L.P. and its consolidated subsidiaries.

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline.  Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  In September 2014, we expanded our network of marine midstream assets by acquiring a controlling interest in a company with assets located in Corpus Christi and the Eagle Ford play in Texas.  We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

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

•                  Valuing the effort, teamwork and innovation of our employees; and

•                  Providing superior customer service.

Recent Developments

2014 Transactions

Disposal of our Natural Gas Storage business

In December 2014, we completed the sale of all of the outstanding limited liability company interests in Lodi Gas Storage, L.L.C. (“Lodi”), our Natural Gas Storage business, to Brookfield Infrastructure and its institutional partners (“Brookfield”) for $103.4 million in cash, net of expenses and working capital adjustments of $1.6 million.

Business Combination

In September 2014, we acquired an 80% interest in Buckeye Texas Partners LLC (“Buckeye Texas”), a newly-formed entity, for $821.0 million, net of cash acquired of $15.0 million and working capital and capital expenditure adjustments required by the contribution agreement with Trafigura Corpus Christi Holdings Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura Trading LLC, formerly known as Trafigura AG (“Trafigura”), are constructing a vertically integrated system of midstream assets, including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, a condensate splitter and liquefied petroleum gas (“LPG”) storage complex in Corpus Christi, Texas and three crude oil and condensate gathering facilities in the Eagle Ford play.  Upon completion of the initial build-out, which is expected to be completed in the second half of 2015, the assets will form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the refining complex in Corpus Christi. The Corpus Christi facilities have five vessel berths, including three deep-water docks, and upon completion of the initial build-out, they will offer 6.3 million barrels of liquid petroleum products storage capacity along with rail and truck loading/unloading capability. In addition, three field gathering facilities with associated storage and pipeline connectivity will allow Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi. The initial build-out of these facilities has been and continues to be funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura that support substantially all the capacity and cash flows expected from these assets.  Buckeye Texas does not have sufficient resources to complete its initial build-out and activities without financial support of its joint owners.  Accordingly, we concluded Buckeye Texas is a variable interest entity (“VIE”) of which we are the primary beneficiary.  In making this conclusion, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the assets.  We consolidated Buckeye Texas due to our conclusion that Buckeye Texas is a VIE and we are the primary beneficiary.  The operations of these assets are reported in the Global Marine Terminals segment.

Credit Facility

In September 2014, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC (“BES”), Buckeye West Indies Holdings LP (“BWI”) and Buckeye Caribbean Terminals LLC (“BCT”), as borrowers, modified (through a new credit agreement) the revolving credit facility with SunTrust Bank (the “Credit Facility”) to provide an increase in borrowing capacity of $250.0 million, resulting in a total borrowing capacity of $1.5 billion, of which BES, BWI and BCT, collectively the Buckeye Merchant Service Companies (“BMSC”), share a sublimit of $500.0 million.  The Credit Facility’s maturity date is September 30, 2019, with an option to extend the term for up to two one-year periods and a $500.0 million accordion option to increase the commitments with the consent of the lenders.  At December 31, 2014, BMSC had $166.0 million collectively outstanding under the Credit Facility, all of which was classified as current liabilities in our consolidated balance sheets, as related funds were used to finance current working capital needs.

Equity Offerings

In September 2014, we completed a public offering of 6.75 million LP Units pursuant to an effective shelf registration statement, which priced at $80.00 per unit. In October 2014, the underwriters exercised an option to purchase up to an additional 1.0 million LP Units, resulting in total gross proceeds of $621.0 million before deducting underwriting fees and estimated offering expenses of $22.0 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to fund a portion of the Buckeye Texas Partners Transaction and for general partnership purposes.

In August 2014, we completed a public offering of 2.6 million LP Units pursuant to an effective shelf registration statement, through which the underwriters also exercised an option to purchase 0.4 million additional LP Units.  The offering priced at $76.60 per unit, resulting in total gross proceeds of $229.0 million before deducting underwriting fees and estimated offering expenses of $2.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

Notes Offering

In September 2014, we issued an aggregate of $600.0 million of senior unsecured notes in an underwritten public offering, including the $300.0 million of 4.350% Notes due on October 15, 2024 (the “4.350% Notes”) and the $300.0 million of 5.600% Notes due on October 15, 2044 (the “5.600% Notes”), at 99.825% and 99.876%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $5.3 million, were $593.8 million.  We used the net proceeds from this offering to fund a portion of the Buckeye Texas Partners Transaction, to settle all interest rate swaps relating to the forecasted refinancing of the 5.300% Notes due on October 15, 2014 (the “5.300% Notes”) for $51.5 million and for general partnership purposes.  We also used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.

Repayment of Debt

In October 2014, we repaid in full the $275.0 million principal amount outstanding under the 5.300% Notes and $7.3 million of related accrued interest using funds available under our Credit Facility.

At-the-Market Offering Program

During the years ended December 31, 2014 and 2013, we sold 1.0 million and 0.5 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”), received $74.5 million and $33.1 million in net proceeds after deducting commissions and other related expenses, and paid $0.8 million and $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreements, respectively.

Business Activities

The following discussion describes the business activities of our business segments, which include Pipelines & Terminals, Global Marine Terminals, Merchant Services, Development & Logistics and the discontinuation of the Natural Gas Storage segment.

The Pipelines & Terminals, Global Marine and Merchant Services segments derive a nominal amount of their revenue from U.S. governmental agencies.  The Development & Logistics segment has no direct contracts or subcontracts with the U.S. government.  All of our operations and assets are conducted and located in the continental United States, except for our terminals located in Puerto Rico, St. Lucia and The Bahamas and, from time to time, our Merchant Services segment sells fuel oil to third parties at various locations in the Caribbean.  Detailed financial information regarding revenue, profits and total assets of each segment and major geographic area can be found in Note 25 in the Notes to Consolidated Financial Statements.  The following table shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2014		2013		2012
	Revenue	Percent	Revenue	Percent	Revenue	Percent

Pipelines & Terminals (1)	$858,155	13.0%	$786,759	15.6%	$709,341	16.6%
Global Marine Terminals	395,306	6.0%	252,270	5.0%	218,180	5.1%
Merchant Services	5,358,626	80.9%	3,990,575	79.0%	3,339,241	77.9%
Development & Logistics	81,631	1.2%	59,247	1.2%	50,211	1.2%
Intersegment	(73,471)	(1.1)%	(34,750)	(0.8)%	(31,070)	(0.8)%
Total	$6,620,247	100.0%	$5,054,101	100.0%	$4,285,903	100.0%

(1)         For the year ended December 31, 2014, amount includes a reduction in revenue of $40.0 million related to a litigation contingency reserve associated with ongoing FERC proceedings.

Pipelines & Terminals Segment

The Pipelines & Terminals segment owns and operates approximately 6,000 miles of pipeline located primarily in the northeastern and upper midwestern portions of the United States, and services approximately 110 delivery locations.  This segment transports liquid petroleum products, including gasoline, jet fuel, diesel fuel, heating oil and kerosene, from major supply sources to terminals and airports located within end-use markets.  The pipelines within this segment also transport other refined petroleum products, such as propane and butane, refinery feedstock and blending components, as well as crude oil.  The segment also includes approximately 116 active terminals that provide bulk storage and throughput services with respect to liquid petroleum products and renewable fuels, including ethanol, and have an aggregate storage capacity of over 55 million barrels.  In addition, three of our terminals provide crude oil services, including train loading, off-loading, storage and throughput.  Of our terminals in the Pipelines & Terminals segment, over half are connected to our pipelines.  We generally own the property on which the terminals are located.  The segment’s geographical diversity, connections to multiple sources of supply and extensive delivery system help create a stable base business.

Pipelines

The Pipelines & Terminals segment’s pipelines conduct business without the benefit of exclusive franchises from government entities.  In addition, our pipelines generally operate as a common carrier, providing transportation services at posted tariffs and without long-term contracts.  Demand for the services provided by our pipelines derives from end-users’ demand for liquid petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through our pipelines.  Factors affecting demand for liquid petroleum products include price and prevailing general economic conditions.  Demand for the services provided by our pipelines is, therefore, subject to a variety of factors partially or entirely beyond our control.

Typically, this segment receives liquid petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.

The following table presents product volumes and percentage of products transported by the pipelines in the Pipelines & Terminals segment for the periods indicated (barrels per day (“bpd”) in thousands):

	Year Ended December 31,
	2014		2013		2012

Pipelines:
Gasoline	702.8	49.1%	717.8	50.3%	701.9	50.6%
Jet fuel	336.0	23.5%	334.4	23.5%	339.2	24.5%
Middle distillates (1)	354.9	24.8%	345.7	24.2%	318.6	23.0%
Other products (2)	36.6	2.6%	28.5	2.0%	25.9	1.9%
Total pipelines throughput	1,430.3	100.0%	1,426.4	100.0%	1,385.6	100.0%

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

Pennsylvania—New York—New Jersey.  Our operating subsidiary Buckeye Pipe Line Company, L.P. (“BPLC”) serves major population centers in Pennsylvania, New York and New Jersey through approximately 825 miles of pipeline.  Liquid petroleum products are received at Linden, New Jersey from 17 major source points, including two refineries, six connecting pipelines and nine storage and terminalling facilities. Products are then transported through two lines from Linden, New Jersey to Macungie, Pennsylvania.  From Macungie, the pipeline continues west through a connection with our operating subsidiary Laurel Pipe Line Company, L.P. (“Laurel”) pipeline to Pittsburgh, Pennsylvania (serving Reading, Harrisburg, Altoona/Johnstown, Greensburg and Pittsburgh, Pennsylvania) and north through eastern Pennsylvania into New York (serving Scranton/Wilkes-Barre, Pennsylvania and Binghamton, Syracuse, Utica, Rochester and, via a connecting carrier, Buffalo, New York).  We lease capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major public pipeline company.  Products received at Linden, New Jersey are also transported through one line to Newark Airport and through two additional lines to JFK Airport and LaGuardia Airport and to commercial liquid petroleum products terminals at Long Island City and Inwood, New York.  These pipelines supply JFK Airport, LaGuardia Airport and Newark Airport with substantially all of each airport’s jet fuel requirements.

Our operating subsidiary Buckeye Pipe Line Transportation LLC (“BPL Transportation”) pipeline system delivers liquid petroleum products from a refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania and New York through approximately 420 miles of pipeline.  A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania.  From Malvern, a pipeline segment delivers liquid petroleum products to locations in upstate New York.

The Laurel pipeline system transports liquid petroleum products through a 350-mile pipeline extending westward from three refineries, a marine terminal and a connection to the Colonial pipeline system in the Philadelphia area to Reading, Harrisburg, Altoona/Johnstown, Greensburg and Pittsburgh, Pennsylvania.

Illinois—Indiana—Michigan—Missouri—Ohio.  BPLC, BPL Transportation and our operating subsidiary NORCO Pipe Line Company, LLC (“NORCO”), a subsidiary of Buckeye Pipe Line Holdings, L.P. (“BPH”), transport liquid petroleum products through approximately 1,800 miles of pipeline in northern Illinois, central Indiana, eastern Michigan, western and northern Ohio, and western Pennsylvania. A number of receiving lines and delivery lines connect to a central corridor which runs from Lima, Ohio through Toledo, Ohio to Detroit, Michigan.  Liquid petroleum products are received at refineries and other pipeline connection points near Toledo and Lima, Ohio; Detroit, Michigan; and East Chicago, Indiana. Major market areas served include Huntington/Fort Wayne, Indianapolis and South Bend, Indiana; Bay City, Detroit and Flint, Michigan; Cleveland, Columbus, Lima, Warren and Toledo, Ohio; and Pittsburgh, Pennsylvania.

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

Other Liquid Petroleum Products Pipelines.  BPLC serves Connecticut and Massachusetts through an approximately 100-mile pipeline that carries liquid petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.  This pipeline also serves Bradley International Airport in Windsor Locks, Connecticut.  Also, BPL Transportation owns an approximately 650-mile refined product pipeline that originates in Dubuque, Iowa and runs southwest into Missouri and then northwest back into Iowa, serving the Sugar Creek, Missouri, and Council Bluffs and Des Moines, Iowa markets. BPL Transportation also has an approximately 125-mile pipeline that runs from Portland, Maine to Bangor, Maine.

Our operating subsidiary Everglades Pipe Line Company, L.P. (“Everglades”) transports primarily jet fuel through an approximately 40-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport.  Everglades supplies Miami International Airport with substantially all of its jet fuel requirements.

Our operating subsidiary WesPac Pipelines — Reno LLC (“WesPac Reno”) owns an approximately 3-mile pipeline serving the Reno/Tahoe International Airport.  Our operating subsidiary WesPac Pipelines — San Diego LLC (“WesPac San Diego”) owns an approximately 4-mile pipeline serving the San Diego International Airport.  WesPac Pipelines — Memphis LLC (“WesPac Memphis”) owns an approximately 16-mile pipeline and a related terminal facility that primarily serves Federal Express Corporation at the Memphis International Airport.  WesPac Reno, WesPac San Diego and WesPac Memphis, collectively, have terminal facilities with aggregate storage capacity of 0.5 million barrels.  WesPac Reno, WesPac San Diego and WesPac Memphis were originally created as joint ventures between BPH and Kealine LLC (“Kealine”).  BPH currently owns 100% of WesPac Reno and WesPac San Diego.  In April 2013 and April 2014, BPH purchased additional 10% ownership interests, respectively, in WesPac Memphis from Kealine, increasing our ownership interest in WesPac Memphis from 70% to 90%.  Each of these entities has been consolidated into our financial statements.

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

The Pipelines & Terminals segment’s terminals derive most of their revenues from various fees paid by customers.  A throughput fee is charged for receiving products into the terminal and delivering them to trucks, barges, ships or pipelines.  In addition to these throughput fees, revenues are generated by charging customers fees for blending with renewable fuels, injecting additives and providing storage capacity to customers on either a short-term or long-term basis.  The terminals also derive revenue from recovering and selling vapors emitted during truck loading.  Finally, the terminals derive service fees and blending margins from butane blending activities during the winter months (mid-September through mid-March), whereby butane is blended into various grades of gasoline.  Blending margins depend upon pricing spreads between gasoline and butane, and we use financial derivative instruments to manage the commodity price risk associated with narrowing gasoline-to-butane pricing spreads, as deemed necessary.  The fair value of such derivative instruments is recorded in our consolidated balance sheets, with the change in fair value recorded in earnings.  These derivative instruments consist primarily of futures contracts traded on the New York Mercantile Exchange (“NYMEX”) that are executed in conjunction with our Merchant Services segment.

The following table sets forth the total average daily throughput for terminals within the Pipelines & Terminals segment for the periods indicated (volume of bpd in thousands):

	Year Ended December 31,
	2014	2013	2012

Products throughput (1)	1,136.5	975.1	916.7

(1)         Amounts for 2014 and 2013 include post-acquisition throughput volumes at terminals acquired from Hess in December 2013.  The table also includes throughput at the five terminals owned by the Merchant Services segment and operated by the Pipelines & Terminals segment (as discussed below).

The following table sets forth the number of terminals and storage capacity in barrels by location for terminals reported in the Pipelines & Terminals segment (barrels in thousands):

	Number of	Storage
Location	Terminals (1)	Capacity
Alabama	2	605
California	3	530
Connecticut	2	1,212
Florida	4	1,951
Iowa	5	1,302
Illinois	8	2,977
Indiana	11	9,439
Kentucky	1	214
Louisiana	1	304
Maine	1	140
Maryland	1	3,232
Massachusetts	1	106
Michigan	14	5,467
Missouri	3	1,767
Nevada	1	50
New Jersey	4	6,161
New York	15	6,988
North Carolina	1	572
Ohio	14	4,003
Pennsylvania	11	2,536
South Carolina	4	2,191
Tennessee (2)	1	328
Virginia	4	1,805
Wisconsin	4	1,228
	116	55,108

(1)         This table includes five terminals in Pennsylvania with aggregate storage capacity of approximately 1 million barrels, which are owned by the Merchant Services segment and operated by the Pipelines & Terminals segment (as discussed below).

(2)         This represents the terminal facility owned by WesPac Memphis, which is 90% owned by BPH.

Equity Investments

We own a 34.6% equity interest in West Shore Pipe Line Company (“West Shore”).  West Shore owns an approximately 650-mile pipeline system that originates in the Chicago, Illinois area and extends north to Green Bay, Wisconsin and west and then north to Madison, Wisconsin.  The pipeline system transports refined petroleum and crude oil products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are affiliated with major oil and gas companies.  Since January 1, 2009, we have operated the West Shore pipeline system on behalf of West Shore.

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

Global Marine Terminals Segment

The Global Marine Terminals segment provides marine bulk storage, marine terminal throughput services, and other related services in the Caribbean and in the East Coast and Gulf Coast regions of the United States.  The segment has seven liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean and the New York Harbor and Corpus Christi, Texas in the United States.

The following table sets forth terminal locations and storage capacity in barrels for terminals reported in the Global Marine Terminals segment (barrels in thousands):

	Number of	Storage
Location	Terminals	Capacity
The Bahamas	1	26,113
Puerto Rico	1	4,624
New York Harbor	3	15,653
St. Lucia	1	10,261
Texas (1)	1	2,466
Total	7	59,117

(1)         This represents the terminal facility owned by Buckeye Texas, which is 80% owned by us.

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

BORCO’s terminal facility includes more than 80 aboveground storage tanks, which store crude oil, fuel oil and refined petroleum products.  The existing marine infrastructure of BORCO’s terminal facility consists of three deep-water jetties, which provide six deep-water berths and an inland dock with two berths that serve as the access points to the storage facilities.  Certain of these jetties are capable of handling both very large crude carriers and ultra large crude carriers.

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

New York Harbor Terminals

The New York Harbor storage and marine terminals, which consist of our Perth Amboy terminal and the Port Reading and Raritan Bay terminals acquired from Hess, have the ability to provide a link between our inland pipelines and terminals and our BORCO facility, enabling our customers to take advantage of BORCO’s deep water access and ability to aggregate product.  The Perth Amboy Facility sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey — six miles from our Linden, New Jersey complex — and has water, pipeline, rail and truck access.  In 2014, we completed a high capacity pipeline connection between Perth Amboy and our Linden hub.  Furthermore, the Perth Amboy terminal includes 51 storage tanks, a dock and three operational berths, each with articulated loading arms, allowing both ship and barge berthing.  The Port Reading and Raritan Bay terminals acquired as part of the Hess Terminals Acquisition have approximately 6 million and 5 million barrels of liquid petroleum products storage capacity, respectively.  These terminals extend Buckeye’s connectivity in New York Harbor by offering diverse storage capabilities that include terminalling services for gasoline, blendstocks, distillate and fuel oil.  The Port Reading terminal is located on 211 acres in Port Reading, New Jersey and includes 61 storage tanks, a deep-water dock and five operational berths, allowing for both ship and barge berthing.  In addition, the facility has bi-directional pipeline access, rail off-loading capabilities, and a six-bay driver-operated truck loading rack.  The Raritan Bay terminal is located on 62 acres on the Raritan River in Perth Amboy, New Jersey, and includes 30 storage tanks, a barge dock and two operational berths.  The Raritan Bay facility also has bi-directional pipeline access and a six-bay driver-operated truck loading rack.  Additionally, the Port Reading and Raritan Bay terminals are NYMEX delivery locations for both gasoline and ultra low sulfur diesel.

St. Lucia Terminal

The St. Lucia terminal sits on approximately 700 acres on Cul de Sac Bay in St. Lucia.  It has approximately 10 million barrels of crude oil and refined petroleum products storage capacity, has deep-water access and improves our capabilities in the Caribbean storage market with more geographically diverse service offerings to allow us to accommodate a larger portion of the growing Latin American crude oil production volumes.

Corpus Christi Facilities

In September 2014 we acquired an 80% interest in Buckeye Texas, which owns storage and marine terminal facilities that sit on approximately 730 acres along the Corpus Christi Ship Channel in Texas.  The Corpus Christi facilities have five vessel berths, including three deep-water docks, and 2.5 million barrels of liquid petroleum products storage capacity.  Upon the completion of the initial build-out, which is expected to occur in the second half of 2015, the Corpus Christi facilities will have a condensate splitter, an LPG storage complex and 6.3 million barrels of liquid petroleum products storage capacity along with rail and truck loading/unloading capabilities.  The initial build-out also includes the completion of three field gathering facilities with associated storage in the Eagle Ford play and pipeline connectivity that will allow Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi. These assets will form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the refining complex in Corpus Christi.

Merchant Services Segment

The Merchant Services segment is a wholesale distributor of refined petroleum products in the continental United States and in the Caribbean.  We increase the utilization of our existing pipeline and terminal assets by marketing refined petroleum products in certain areas served by our pipelines and terminals.  The segment’s customers consist principally of product wholesalers and major commercial users of refined petroleum products including gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel and kerosene.  The segment also provides fuel oil supply and distribution services to third parties in the Caribbean.

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

The following table sets forth the total gallons of refined petroleum products sold by the Merchant Services segment for the periods indicated (in millions of gallons):

	Year Ended December 31,
	2014	2013	2012
Sales volumes (1)	2,009.0	1,371.5	1,125.9

(1)         Amounts include volumes related to fuel oil supply and distribution services, which began in late 2012.

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

The operations of the Merchant Services segment expose us to commodity price risk. The commodity price risk is managed by entering into derivative instruments to offset the effect of commodity price fluctuations on the segment’s inventory and fixed price contracts.  The fair value of our derivative instruments is recorded in our consolidated balance sheets, with the change in fair value recorded in earnings.  The derivative instruments the Merchant Services segment uses consist primarily of futures contracts traded on the NYMEX for the purposes of managing our market price risk from holding physical inventory and entering into physical fixed-price contracts.  A majority of the futures contracts executed are designated as fair value hedges of our refined petroleum inventory.  The changes in fair value of the hedging instruments and hedged items are both recognized in cost of product sales.  However, hedge accounting has not been elected for all of the Merchant Services segment’s derivative instruments.  Fixed-price purchase and sales contracts are generally economically hedged with financial instruments; however, these instruments are not designated in a hedge relationship.  In the cases in which hedge accounting has not been used for physical derivative contracts, changes in the fair values of the financial instruments, which are included in revenue and cost of product sales, generally are offset by changes in the values of the physical derivative contracts which are also derivative instruments whose changes in value are recognized in product sales or cost of product sales.  In addition, hedge accounting has not been elected for financial instruments that have been executed to economically hedge a portion of the Merchant Services segment’s refined petroleum products held in inventory.  The changes in value of the financial instruments that are economically hedging inventory are recognized in cost of product sales.

Development & Logistics Segment

The Development & Logistics segment provides turn-key operations and maintenance, asset development and construction services for third-party pipeline and energy assets across the United States. This segment operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, which are located primarily in Texas and Louisiana.  This segment also performs pipeline construction management services, typically for cost plus a fixed fee, for these same customers as well as other energy companies in the United States.  The Development & Logistics segment includes our ownership and operation of two underground propane storage caverns in Huntington, Indiana and Tuscola, Illinois, with approximately 800,000 barrels of throughput and storage capability.  Additionally, this segment owns an approximate 63% interest in a crude butadiene pipeline, owns and operates a 30-mile ammonia pipeline and owns and operates approximately 25 miles of pipeline, which it leases to third parties, all located in Texas.

Third-party operations and construction management services are a key area of focus for the Development & Logistics segment.  The segment also operates as an asset and business development service provider for many of its operation and maintenance service customers.

Discontinuation of Natural Gas Storage Segment

In December 2013, the Board of Directors of Buckeye GP (“the Board”) approved a plan to divest the natural gas storage facility and related assets that our former subsidiary, Lodi, owned and operated in Northern California.  We refer to this group of assets as our Natural Gas Storage disposal group.  We classified the Natural Gas Storage disposal group as “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of December 31, 2013 and reported the results of operations as discontinued operations for all periods presented in these financial statements.  In December 2014, we completed the sale of our Natural Gas Storage disposal group for $103.4 million in cash, net of expenses and working capital adjustments of $1.6 million.  For additional information, see Notes 4 and 5 in the Notes to Consolidated Financial Statements.

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

Global Marine Terminals Segment

Our Global Marine Terminals segment primarily competes with other marine terminals in the Caribbean, in New York Harbor and in the Gulf Coast.  Many competitive terminals are owned by major energy companies, refiners and master limited partnerships.  Our terminal facilities on Grand Bahama Island, The Bahamas and St. Lucia face competition from multiple proprietary or third-party terminal operators located elsewhere in the Caribbean region.  However, the geographical locations, deep drafts, storage capacity and ancillary service capabilities of our facilities provide certain advantages to our customers for handling and storing products for export to other locations within the Caribbean, North and South America, Europe, and Asia.  Internal transfer pricing of certain regional facilities and discounted incentive storage and handling rates at independent third-party facilities supported by quasi national oil companies adds competition for handling of remaining product demand in certain areas.

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

Merchant Services Segment

The Merchant Services segment competes with major energy companies, their marketing affiliates and independent gatherers, investment banks that have established trading platforms, master limited partnerships with marketing businesses, and brokers and marketers of widely varying sizes, financial resources and experience.  Some of these competitors have capital resources greater than the Merchant Services segment, and control greater supplies of petroleum products.

Development & Logistics Segment

The Development & Logistics segment competes with independent pipeline companies, engineering firms, major integrated oil and gas companies and chemical companies to operate and maintain logistic assets for third-party owners.  In addition, in some instances it can be either more cost-effective or strategic for certain companies to operate and maintain their own pipelines as opposed to contracting with the Development & Logistics segment for such services.  Numerous engineering and construction firms compete with the Development & Logistics segment for construction management business.

Customers

For the years ended December 31, 2014, 2013 and 2012, no customer contributed 10% or more of our consolidated revenue.  In the Global Marine Terminals segment, storage revenue represented approximately 69% of BORCO’s total revenue for the year ended December 31, 2014.  Currently, BORCO has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and one national oil company.  For the year ended December 31, 2014, approximately 30% and 66%  of BORCO’s storage revenue was derived from the top one and the top three customers, respectively.  We expect BORCO to continue to derive substantially all of its total revenue from a small number of customers in the future.

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

The Development & Logistics segment’s business and Global Marine Terminals segment’s mix and volume of products stored does not vary significantly by season.

Employees

Except as noted below, we are managed and operated by employees of Buckeye Pipe Line Services Company (“Services Company”).  We reimburse Services Company for the cost of providing employee services pursuant to a services agreement.  At December 31, 2014, Services Company had approximately 1,430 employees, approximately 320 of whom were represented by labor unions.  Additionally, at December 31, 2014, certain of our wholly owned subsidiaries had approximately 290 employees, approximately 170 of whom are employed at our BORCO facility.  We have never experienced any work stoppages or other significant labor problems.

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

The following is a discussion of certain laws and regulations affecting us.  However, this discussion should not be relied upon as an exhaustive review of all regulatory considerations affecting our business and operations.

Rate Regulation

Overview.  BPLC, Wood River, BPL Transportation, Buckeye Linden Pipe Line Company LLC (“Buckeye Linden”) and NORCO operate pipelines subject to the regulatory jurisdiction of the FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and the Department of Energy Organization Act.  FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and not unduly discriminatory.  FERC regulations also enforce common carrier obligations and specify a uniform system of accounts, among certain other obligations.

The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index that the FERC believes reflects cost changes appropriate for application to pipeline rates.  In December 2010, FERC amended its regulations to change the index to the Producer Price Index — finished goods (“PPI-FG”) plus 2.65% effective July 1, 2011.  Under the FERC’s rules, as one alternative to indexed rates, a pipeline is also allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.

The tariff rates of Wood River, BPL Transportation, Buckeye Linden and NORCO are entirely governed by the generic FERC index methodology, and therefore are subject to change annually according to the index.  If the index is negative in a future period, then Wood River, BPL Transportation, Buckeye Linden and NORCO could be required to reduce their rates if they exceed the new maximum allowable rate.  Shippers may file protests against the application of the index to the rates of an individual pipeline and may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC’s standards.

From March 1991 through February 22, 2013, BPLC’s rates were governed by an exception to the rules discussed above, pursuant to a specific FERC authorization.

Under BPLC’s case-specific-market-based rate regulation program, in markets where BPLC did not have significant market power, individual rate increases were limited by a “cap” of 15% real increases over any two-year period, and subject to potential review if they exceeded a “trigger” of the Gross Domestic Product plus 2%.  In markets where BPLC was not found to lack significant market power, rate changes were linked to the weighted average of rate changes in markets in which Buckeye had been found to lack market power.

By order issued on March 30, 2012 in FERC Docket (“Dkt.”) No. IS12-185-000, the FERC rejected rates filed under the case-specific program and required BPLC to show cause why its program should not be discontinued and other changes made to its rates and system of regulation.  On February 22, 2013, the FERC issued an order in Dkt. No. IS12-185-000 et al. discontinuing the program, permitting Buckeye to retain its then-existing rates, permitting Buckeye to make future rate changes under market-based ratemaking authority in markets previously found to be competitive by the FERC, and to make future changes in rates in other markets pursuant to the generic FERC ratemaking methods, which would include indexing.  BPLC has subsequently filed market-based rates in its competitive markets and index-based rates in certain of its other markets.

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

The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the “Amendments”), imposes controls on the emission of pollutants into the air.  The Amendments required states to develop facility-wide permitting programs to comply with a wide range of federal air pollution regulatory programs.  EPA has promulgated greenhouse gas (“GHG”) regulations and is otherwise increasing its scrutiny of the oil and gas industry.  It is possible that new or more stringent controls will be imposed on us through these programs which could have a material adverse effect on our maintenance capital expenditures and operating expenses.  In addition, certain states and regions have adopted or are considering various GHG regulations which may add controls separate from or in conjunction with federal programs.

We are also subject to environmental laws and regulations adopted by the various states, localities and territories in which we operate.  In certain instances, the regulatory standards adopted by the states and/or territories are more stringent than applicable federal laws.  In addition, our BORCO terminal in The Bahamas and our St. Lucia terminal are subject to the environmental regulatory programs applicable in those countries.  While these regulatory programs are today less stringent than in the United States, they have the potential to impose material liabilities on us, particularly in the event of a spill or other release, and if they are made more stringent in the future, we could be required to make significant capital expenditures to meet the new standards.

Pipeline and Terminal Maintenance and Safety Regulation

The pipelines we operate are subject to regulation by the U.S. Department of Transportation (“DOT”) and its agency, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), under the Pipeline Safety Act (“PSA”).  In promulgating the PSA in 1994, Congress combined and re-codified, without substantial modification, the provisions of the two existing pipeline safety statutes: the Natural Gas Pipeline Safety Act of 1968 and the Hazardous Liquid Pipeline Safety Act of 1979.  Since the passage of these safety statutes, the resulting DOT regulations have been modified and strengthened by various congressional actions including the Pipeline Safety Reauthorization Act of 1988, the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “Acts”).  These Acts and the resulting DOT regulations govern the design, installation, testing, construction, operation, replacement and management of pipeline facilities and require any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain plans for inspection and maintenance and to comply with such plans and programs.  Also governed by the Acts and related regulations are requirements for an integrity management program that, among other things, requires the determination of pipeline integrity risk and periodic assessments of pipeline segments in High Consequent Areas (“HCAs”), a drug and alcohol testing program, an operator qualification program that ensures that persons performing tasks covered by the pipeline safety rules are qualified, a public education program for residents, public officials, emergency responders and contractors and a control room management plan that prescribes safety requirements for controllers, control rooms and the computer systems used to monitor and control pipeline operations.

We believe that we currently comply in all material respects with the pipeline safety laws and regulations. However, the industry, including us, will incur additional pipeline and tank integrity expenditures in the future, and we are likely to incur increased operating costs based on these and other government regulations.

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“PSA 2011”) was signed into law on January 3, 2012.  PSA 2011 has a number of provisions that will either directly or potentially impact the oil and gas industry.  Among other things, PSA 2011 requires that PHMSA conduct a number of evaluations and studies and, based on the results, promulgate regulations to address possible expansion of the integrity management requirements to areas outside of HCAs; methods or processes to verify maximum operating pressure; changes to operators’ public education programs to increase outreach to the affected public; the technical limitations and practicality of requiring the use of leak detection systems and the standards relating thereto; and incidents that may have been caused by lack of adequate depth of cover at water crossings of 100 feet or more.  PSA 2011 also specifically requires PHMSA to establish time limits for reporting incidents to the National Response Center as well as coordination of notifications to state/local first responders and issue regulations to improve the current administrative enforcement process for pipeline operators.  PSA 2011 increases penalties for non-compliance with PHMSA regulations from a $100,000 to a $200,000 maximum for a single violation, and from a $1.0 million to a $2.0 million maximum for a series of violations.  PHMSA has completed certain of the studies and rulemaking mandated by PSA 2011 and PSA 2011 is up for reauthorization by Congress in 2015.

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

Environmental Hazards and Insurance

Our business involves a variety of risks, including the risk of natural disasters, adverse weather, fire, explosions, and equipment failures, any of which could lead to environmental hazards such as crude oil and petroleum product spills and other releases.  If any of these should occur, we could incur legal defense costs and environmental remediation costs, and could be required to pay amounts due to injury, loss of life, damage or destruction to property, natural resources and equipment, pollution or environmental damage, regulatory investigation and penalties and suspension of operations.

We are covered by site pollution incident legal liability insurance policies with per incident and aggregate limits of $100.0 million, subject to a maximum self-insured retention of $5.0 million.  The policies include coverage for sudden and accidental or gradual releases at our listed sites, and also include a contractor’s pollution coverage endorsement.  The policies insure: (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or disposal.  The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.  The insurance policies expire on September 30, 2015.

In addition to the site pollution incident legal liability insurance policies, we maintain casualty insurance policies that provide coverage for claims involving sudden and accidental releases with aggregate and per occurrence limits of $400 million.  Coverage under the casualty insurance is secondary to the site pollution incident legal liability policies for sudden and accidental releases.  The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.  The insurance policies expire on May 1, 2015.

We generally are not entitled to seek indemnification from our contractual counterparties for any environmental damage caused by the release of products we store, throughput or transport for such counterparties. As discussed above, we maintain insurance policies that are designed to mitigate the risk that we may incur in connection with any such release of products from our facilities, and we believe that the policy limits under site pollution incident legal liability and casualty insurance policies are within the range that is customary for entities of our size that operate in our business segments and are appropriate for our business.

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

We have written plans for responding to emergencies along our pipeline systems and at our terminal facilities.  These plans which describe the organization, responsibilities and actions for responding to emergencies are reviewed annually and updated as necessary.  Our facilities are designed with product containment structures, and we maintain various additional crude oil containment and recovery equipment that would be deployed in the event of an emergency.  We are a member of ten oil spill cooperatives or mutual aid groups, and we maintain more than 50 contract relationships with United States Coast Guard certified spill response organizations, spill response contractors and remediation management consultants.  In 2013, we contracted with a third-party to provide enterprise-wide emergency spill response services for certain incidents, which includes the strategic staging of response equipment at our BORCO, Yabucoa and St. Lucia terminals.  This service contract provides access to over 100 additional local United States Coast Guard certified spill response organizations.  This further ensures access to spill response equipment (including boom, recovery pumps, response vehicles, response vessels and response trailers), monitoring and sampling equipment, personal protective equipment and technical expertise needed to respond to an emergency event.  We also perform spill response drills to review and exercise the response capabilities of our personnel, contractors and emergency management agencies.  Additionally, we have a Crisis Management Team within our organization to provide strategic direction, ensure availability of company resources and manage communications in the event of an emergency situation.

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

Our Global Marine Terminals segment primarily competes with other marine terminals in the Caribbean, in New York Harbor and in the Gulf Coast.  Many competitive terminals are owned by major energy companies, refiners and master limited partnerships.  Although the Global Marine Terminals segment’s storage fees are not regulated, the segment is subject to price competition from competitive terminals.  Our Global Marine Terminals segment also competes with alternatives to terminal storage of crude oil and refined petroleum products, such as floating storage and lightering, which could reduce demand for our Caribbean terminal services.

Our Merchant Services segment buys and sells refined petroleum products in connection with its marketing activities, and must compete with major energy companies, their marketing affiliates, and independent brokers and marketers of widely varying sizes, financial resources and experience. Some of these companies have superior access to capital resources, which could affect our ability to effectively compete with them.

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

BPLC, Wood River, BPL Transportation, Buckeye Linden and NORCO are interstate common carriers regulated by FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and the Department of Energy Organization Act.  FERC’s primary ratemaking methodology is indexing rates for inflation.  In the alternative, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market.  A pipeline may also charge rates based on the agreement of all shippers receiving a service, which are referred to as settlement-based rates.

The indexing methodology has been and continues to be used to establish rates on the pipelines owned by Wood River, BPL Transportation, Buckeye Linden and NORCO.  In December 2010, FERC amended its regulations to change the index to the Producer Price Index (“PPI”) — finished goods plus 2.65% effective July 1, 2011.  If the index were to be negative, we would be required to reduce the rates charged by Wood River, BPL Transportation, Buckeye Linden and NORCO if they exceed the new maximum allowable rate.  In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus potentially hampering our ability to recover our costs by relying on the index.  Where circumstances justify it, FERC permits pipelines to use one of three alternatives to indexing—pipelines may seek to use market-based, cost-based, or settlement-based rates.

Until February 2013, BPLC was authorized to charge rates under an exception to the rules generally applicable to oil pipelines.  In 1991, BPLC sought and received FERC permission to determine rate changes on BPLC’s pipeline system (the “Buckeye System”) using a unique methodology that constrained rates based on competitive pressures in markets that FERC found to be competitive, as well as certain other limits on rate increases in other markets on the Buckeye System (the “Buckeye Methodology”). FERC permitted the continuation of the Buckeye Methodology for the Buckeye System in 1994, subject to FERC’s authority to cause BPLC to terminate the Buckeye Methodology in the future.  The Buckeye Methodology was an exception to the generic oil pipeline regulations that FERC issued under the Energy Policy Act of 1992 (the “FERC Rules”), which rely primarily on the indexing methodology described above.

On March 1, 2012, BPLC filed to increase its rates under the Buckeye Methodology.  On March 30, 2012, in response to a shipper protest, FERC issued an order (the “Show Cause Order”) in Dkt. No. IS 12-185-000 rejecting the rate increase and stating that FERC would review the continued efficacy of the Buckeye Methodology.  The Show Cause Order, among other things, stated that FERC would review the continued efficacy of the unique program and directed BPLC to show cause why it should not be required to discontinue the program on the Buckeye System and avail itself of the generic ratemaking methodologies used by other oil pipelines.  The Show Cause Order did not impact any of the pipeline systems or terminals owned by Buckeye’s other operating subsidiaries.  On February 22, 2013, FERC issued an order in Dkt. No. IS12-185-000 et al. discontinuing the Buckeye Methodology, and affirming on rehearing its rejection of all rate increases filed in March 2012 (“Ratemaking Methodology Order”).  The Ratemaking Methodology Order permitted Buckeye to retain its currently-filed rates in place, to make future rate changes under market-based ratemaking authority in markets previously found to be competitive by FERC, and to make future rate changes in other markets pursuant to the generic FERC ratemaking methods, which would include indexing.  Subsequently, on March 28, 2013, BPLC filed rate increases for services in the markets previously found to be competitive, and on May 30, 2013, BPLC filed rate increases for most transportation services in the markets not previously found to be competitive; both sets of tariff filings became effective and are not subject to any FERC proceedings.

On September 20, 2012, five airlines jointly filed a complaint in FERC Dkt. No. OR12-28-000 alleging that BPLC’s rates for the transportation of jet fuel to the three major New York City area airports were unreasonable and should be reduced and should be subject to reparations for past shipments, and that the Buckeye Methodology should end with respect to that transportation; on October 10, 2012, BPLC filed a motion to dismiss and answer opposing the complaint and its relief, and subsequent pleadings were filed by both the airlines and by BPLC.  On October 15, 2012, BPLC filed an application in FERC Dkt. No. OR13-3-000 for authority to charge market-based rates for transportation to destinations in the New York City-area markets (the “Application”), because BPLC lacked significant market power.  On December 14, 2012, five airlines intervened and filed comments in opposition to the application in Dkt. No. OR13-3-000.  On February 22, 2013, FERC issued an order setting the airline complaint in Dkt. No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  On February 28, 2013, FERC also issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to approve the Application, BPLC would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their OR12-28-000 complaint as to BPLC’s future rates would be irrelevant prospectively.  On March 8, 2013, an order was issued consolidating, for settlement purposes, the complaint proceeding in Dkt. No. OR12-28-000 with the proceeding regarding the Application for market-based rates in the New York City market in Dkt. No. OR13-3-000 and settlement discussions under the supervision of the FERC settlement judge occurred.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  Litigation has continued subsequently in both proceedings.  The timing or outcome of final resolution of these matters cannot reasonably be determined at this time.

On September 17, 2014, American Airlines filed a complaint in FERC Dkt. No. OR14-41-000 alleging that BPLC’s rates for the transportation of jet fuel to the three major New York City area airports were unreasonable and should be reduced and should be subject to reparations for past shipments, and that BPLC’s practices relating to nominations, scheduling, and deliveries of jet fuel to the New York City Airports may not be just and reasonable and are not properly set forth in BPLC’s tariff.  BPLC filed an answer to the complaint on October 7, 2014.  On December 18, 2014, the Commission issued an order setting this complaint for hearing, holding the hearing in abeyance in order to provide the parties the opportunity to negotiate a settlement through formal FERC settlement procedures, and directing the Chief Judge to appoint an administrative law judge to facilitate the settlement negotiations.  Since formal FERC settlement proceedings were established in December 2014, BPLC and American have actively participated in settlement negotiations in an attempt to resolve the issues in OR14-41-000.  The timing or outcome of final resolution of this matter cannot reasonably be determined at this time.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” or setting fuel economy or air quality standards could result in increased operating costs or reduced demand for the liquid petroleum products and other hydrocarbon products that we transport, store or otherwise handle in connection with our business.

In recent years, federal authorities such as the EPA and various state regulatory bodies have increasingly sought to regulate emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”).  Such regulation has targeted emissions from large industrial sources, such as factories, refineries and other manufacturing facilities, and for increasingly large classes of motor vehicles.

While most of these currently effective regulations have not had a material effect on our operations, expansions of the existing regulations or any future laws or regulations that may be adopted to address GHG emissions could require us to incur additional costs to reduce emissions of GHG associated with our operations. The effect on our operations could include increased costs to operate and maintain our facilities, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates we charge, such recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final regulations. In addition, laws or regulations regarding fuel economy, air quality or GHG gas emissions (for motor vehicles or otherwise) could include efficiency requirements or other methods of curbing carbon emissions that could adversely affect demand for the liquid petroleum products and other hydrocarbon products that we transport, store or otherwise handle in connection with our business. A significant decrease in demand for petroleum products would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our pipeline operations are subject to regulation by the DOT and by some of the states in which we do business.  Certain states, particularly California, have been reviewing pipeline safety regulations and increasing inspections and audits.  These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas or commercially navigable waterways.  In response to these regulations, we conduct pipeline integrity tests on an ongoing and regular basis.  Depending on the results of these integrity tests, we could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.  In addition, any new regulations that are the result of PSA 2011 may affect our operations.

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

We may not be able to fully implement or capitalize upon planned growth projects.

We have a number of organic growth projects that involve the construction, expansion or modification of existing assets. Many of these projects involve numerous regulatory, environmental, commercial, economic, weather-related, political and legal uncertainties that are beyond our control, including the following:

•                  As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects;

•                  Despite the fact that we will expend significant amounts of capital during the construction phase of these projects, revenues associated with these organic growth projects will not materialize until the projects have been completed and placed into commercial service, and the amount of revenue generated from these projects could be significantly lower than anticipated for a variety of reasons;

•                  We may not be able to secure, or we may be significantly delayed in obtaining, all of the rights of way or other real property interests we need to complete such projects, or the costs we incur in order to obtain such rights of way or other interests may be greater than we anticipated;

•                  We may construct pipelines, facilities or other assets in anticipation of market demand that dissipates or market growth that never materializes;

•                  Due to unavailability or costs of materials, supplies, power, labor or equipment, the cost of completing these projects could turn out to be significantly higher than we budgeted and the time it takes to complete construction of these projects and place them into commercial service could be significantly longer than planned; and

•                  The completion or success of our projects may depend on the completion or success of third-party facilities over which we have no control.

As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved. In turn, this could negatively impact our cash flow and our ability to make or increase cash distributions to our partners.

Our results could be adversely affected by volatility in the price of refined petroleum products.

The Merchant Services segment buys and sells refined petroleum products in connection with its marketing activities.  If the values of refined petroleum products change in a direction or manner that we do not anticipate, we could experience financial losses from these activities.  Furthermore, when refined petroleum product prices decrease rapidly, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operations.  Factors that could cause significant increases or decreases in commodity prices include changes in supply due to production constraints, weather, governmental regulations, and changes in consumer demand.  It is our practice to maintain a position that is substantially balanced between commodity purchases, on the one hand, and expected commodity sales or future delivery obligations, on the other hand. Through these transactions, we seek to establish a margin for the commodity purchased by selling the same commodity for physical delivery to third-party users, such as wholesalers or retailers.  While our hedging policies are designed to minimize commodity price risk, some degree of exposure to unforeseen fluctuations in market conditions remains.  For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these sales transactions.  In addition, we are also exposed to basis risk which is created when a commodity of a certain grade or location is purchased, sold, or exchanged for a like commodity at a different time or location.  For example, we use NYMEX traded products, which deliver in New York Harbor, to hedge our commodity risk associated with physical transactions that will be delivered at other locations, such as Macungie, Pennsylvania.  We are also susceptible to basis risk in our hedging activities that arises when a commodity, such as the purchase of heating oil at one location must be hedged against the New York Harbor ultra low sulfur diesel futures contract as a result of limitations within the financial markets for derivative products.

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

Storage revenue represented 69% of BORCO’s total revenue for the year ended December 31, 2014. Currently, BORCO has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and one national oil company.  For the year ended December 31, 2014, 30% and 66% of BORCO’s storage revenue was derived from the top one and the top three customers, in the aggregate, respectively.  We expect BORCO to continue to derive substantially all of its total revenue from a small number of customers in the future.  BORCO may be unsuccessful in renewing its storage contracts with its customers, and those customers may discontinue or reduce contracted storage from BORCO.  If any of BORCO’s customers, in particular its top three customers, significantly reduces its contracted storage with BORCO and if BORCO is unable to find other storage customers on terms substantially similar to the terms under BORCO’s existing storage contracts, our business, results of operations and cash flow could be adversely affected.

Terrorist attacks or other security threats could adversely affect our business.

Since the attacks of September 11, 2001, the United States government has issued warnings that energy assets, specifically our nation’s pipeline infrastructure, may be the future target of terrorist organizations.  In addition to the threat of terrorist attacks, we face various other security threats, including cyber security threats to gain unauthorized access to sensitive information or systems or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities, such as terminals and pipelines, and infrastructure or third-party facilities and infrastructure.  These developments have subjected our operations to increased risks.

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

In addition to CFATS, our domestic operations are also subject to other laws and regulations promulgated and enforced by other components of the Department of Homeland Security and the Department of Transportation, including TSA Pipeline Security Guidelines.  Our operations in The Bahamas and in St. Lucia are subject to similar security-related regulations.  We believe that we currently comply in all material respects with security-related laws and regulations.  However, this is an area of continued regulatory developments for our industry and as such, we may incur increased operating costs based on developments associated with these regulations and ongoing compliance.  At this time, we do not believe that future compliance with these requirements will have a material effect on our business, financial condition, results of operations or cash flows.

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

Derivative reform mandated by the Dodd-Frank Act and rules and regulations under the Dodd-Frank Act may have an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010.  Among other things, the Dodd-Frank Act mandates significant changes to the over-the-counter derivative market and requires the Commodities Futures Trading Commission and the SEC and other regulators to promulgate rules and regulations establishing federal oversight and regulation of the over-the-counter derivative market.  The rules and regulations promulgated under the Dodd-Frank Act may have an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The rulemaking process under the Dodd-Frank Act has not been completed, so it is not possible at this time to determine the full effect that the Dodd-Frank Act will have on our ability to continue to use the derivative products we currently utilize.  The rules and regulations under the Dodd-Frank Act may increase the costs of certain derivative products as a result of the imposition of capital, clearing and exchange-trading requirements.  Any requirement to post more collateral to our counterparties in excess of what we currently post to collateralize our obligations may have a negative impact upon our liquidity.  Position limits may be imposed upon certain derivative transactions, which may further restrict our ability to utilize these products.  The effects of the rules and regulations under the Dodd-Frank Act may also reduce our ability to monetize or restructure our existing derivative contracts.  If, as a result of the Dodd-Frank Act and the rules and regulations promulgated thereunder, we reduce our use of certain derivatives, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

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

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, marine allisions, hazardous materials releases and other events beyond our control.  These events might result in a loss of equipment or life, injury, or extensive property or environmental damage, as well as an interruption in our operations.  Our operations are currently covered by property, casualty, workers’ compensation and environmental insurance policies.  In the future, however, we may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates.  As a result of market conditions, premiums and deductibles for certain insurance policies have increased substantially, and could escalate further.  In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.  For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts.  Further, our environmental pollution coverage is subject to exclusions, conditions and limitations that could apply to a particular pollution claim or may not cover all claims or liabilities we incur. The contracts with our customers and other business partners involve risk-allocation and indemnification provisions. However, pursuant to these contracts we generally may not seek indemnification from a counterparty for liabilities, including those associated with the release of petroleum products, arising at a time in which we are in possession of the product owned by the counterparty.  If we were to incur a significant liability for which we were not fully insured, or insured at all, it could have a material adverse effect on our business, financial condition, results of operation or cash flows.

Our risk management policies cannot eliminate all commodity price risk and any noncompliance with our risk management policies could result in significant financial losses.

Our Merchant Services segment follows risk management practices that are designed to minimize commodity price risk, credit risk and operational risk.  These practices and policies cannot, however, eliminate all price and price-related risks.  Additionally, noncompliance with such practices and policies by our employees or agents may create additional risk.  We cannot make any assurances that we will detect and prevent all violations of our risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of these practices or policies by our employees or agents could result in significant financial losses.

Hurricanes and other severe weather conditions, which may become more frequent as a result of climatic changes, could damage our facilities or disrupt our marine terminals or the operations of their customers, which could have a material adverse effect on our business, financial results and cash flow.

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

Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement.  Based upon our current operations and the private letter rulings we have received with respect to certain aspects of our business, we believe we satisfy the qualifying income requirement.  Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our LP Units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, such proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the Internal Revenue Service has been considering changes to its private letter ruling policy concerning which activities give rise to qualifying income within the meaning of section 7704 of the Code.  The implementation of changes to this policy could include the modification or revocation of existing rulings, including ours.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our LP Units.

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

We will be considered to have terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination.  If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.  The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our LP Units.

In addition to U.S. federal income taxes, you may be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file non-U.S., state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We own property and conduct business in a number of states in the United States.  Most of these states impose an income tax on individuals, corporations and other entities.  Additionally, we also own property and conduct business in Puerto Rico, The Bahamas and in St. Lucia.  Under current law, you are not required to file a tax return or pay taxes in Puerto Rico, The Bahamas and in St. Lucia.  As we make acquisitions or expand our business, we may own assets or conduct business in additional states or non-U.S. jurisdictions that impose a personal income tax.  It is a unitholder’s responsibility to file all non-U.S., federal, state and local tax returns.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

We are managed primarily from two leased commercial business offices located in Breinigsville, Pennsylvania and Houston, Texas that are approximately 75,000 and 68,000 square feet in size, respectively.

In general, our pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties.  Like other pipelines, certain of our rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments.  We have not experienced any revocations or lapses of such rights which were material to our business or operations, and we have no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, gathering, pumping stations and terminal facilities are located on land that we own.

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in August and October of 2014.  On August 5, 2014, a vessel allided with our terminal’s ship dock.  We incurred and will continue to incur damages for loss of use, which are still in the process of being quantified. Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We have commenced litigation against the vessel and her owner and are optimistic that we can recover all provable damages.  On October 5, 2014, a vessel struck and caused damage to a second dock operated at the Pennsauken facility.  We have put the vessel owners on notice of our intent to pursue them for reimbursement.  Repair estimates are approximately $10.0 million for each incident.  We are insured for all losses with respect to the allisions, subject to a $10.0 million deductible for property insurance per incident.  As of December 31, 2014 we had a $2.8 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing reimbursement of third party expenses.

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

The vessel owner has claimed that it is entitled to limit its liability to $17.0 million, but we are contesting the right of the vessel owner to such limitation.  The Bahamas court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests appealed, and The Bahamas Court of Appeals reversed, holding that the vessel interests may limit their liability.  Our application for leave to appeal the Court of Appeals’ decision to the Privy Council, was granted, and the appeal has been filed.  We can express no view on whether The Bahamas Court of Appeals decision ultimately will be affirmed or reversed.

We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs and reconstruction of the damaged sections are complete.

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been $23.0 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of December 31, 2014, we had a $6.2 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing reimbursement of the deductible and other third party expenses.  Additionally, we have received insurance reimbursements of $16.0 million, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  Our insurers have paid most of the claim and have now appeared in The Bahamas litigation.  As of December 31, 2014, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel interests filed a third-party complaint against BORCO and a BORCO subsidiary, Borco Towing Company Limited, alleging negligence by the pilots and tugs that assisted the Cape Bari berth.  We are investigating those allegations, but, at this time, we believe that we have defenses and intend to defend ourselves and pursue our claims against the vessel interests.  BORCO and Borco Towing Company Limited are insured for the alleged liability and the liability insurers are participating in the defense.

West Shore.  On December 3, 2012, a complaint was filed in the Circuit Court for Washington County, Wisconsin by Chad Altschafl, et al., as plaintiffs, naming Buckeye, Services Company, BPH, BPLC and West Shore as defendants, which complaint was amended by the plaintiffs on April 18, 2013, August 1, 2013 and again on September 23, 2013.  The second amended complaint filed on August 1, 2013 named Zurich American Insurance Co. (“Zurich”) as an additional defendant.  The plaintiffs were owners of 216 properties located in and around the Town of Jackson, Wisconsin.  The complaint attempts to allege various emotional distress and property damage claims under Wisconsin law arising out of a release of gasoline from a pipeline owned by West Shore in the Town of Jackson, Wisconsin on July 17, 2012.  On January 21, 2013, we filed an answer to the complaint, denying plaintiffs’ claims and asserting affirmative defenses.  No dollar amount of damages was stated in the complaint, but the plaintiffs sought damages to reimburse them for, among other things, alleged costs of restoring their properties, of installing a permanent supply of potable water, and the alleged diminution in value of their properties.  The plaintiffs also sought punitive damages.  On February 7, 2014, the plaintiffs filed a stipulation to voluntarily dismiss Zurich without prejudice and on February 19, 2014, the court entered an order dismissing Zurich.  In December 2014, the parties signed a settlement agreement.  Pursuant to the settlement agreement, a stipulation of dismissal was filed in February 2015 seeking dismissal of all claims with prejudice.  Buckeye, Services Company, BPH and BPLC are entitled to certain indemnifications by West Shore pursuant to an agreement between BPLC and West Shore, which resulted in West Shore indemnifying Buckeye, Services Company, BPH and BPLC for all costs associated with the settlement.

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against BPLC New York City Jet Fuel Rates. On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Dkt.” No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates.  On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 2014.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  In May 2014, a procedural schedule was established for this matter, providing for a hearing in March 2015 and an initial decision by August 2015.  In February 2015, we determined that there was sufficient basis to record a contingency for a possible settlement.  We recorded a reduction in revenue in the amount of $40.0 million for the year ended December 31, 2014 in our Pipelines & Terminals segment based upon a settlement offer made by BPLC to satisfy the claims for alleged past excessive charges through December 31, 2014.  While we continue to pursue settlement of this matter, we are not able to predict with certainty the timing or final outcome of the proceeding, should it be carried through to its conclusion, or whether we can reach a satisfactory settlement and, if so, whether or not it will be on more or less favorable terms.

FERC Docket No. OR14-41-000 — American Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 17, 2014, a complaint was filed with FERC by American Airlines.  It is similar to the Dkt. No. OR12-28-000 complaint (see above) in that it challenges BPLC’s rates for transportation of jet fuel from New Jersey to the three New York City airports, is not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint’s allegations are virtually identical to those in the other airline complaint proceeding.  The complaint also challenges Buckeye’s nominations and scheduling procedures and practices.  On October 7, 2014, BPLC filed its answer to the complaint, contesting the airline’s allegations and presenting certain legal defenses to relief sought by the airline.  On December 18, 2014, FERC issued an order setting the complaint for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airline of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates and practices.

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

Environmental Proceedings

In December 2014, Buckeye received a penalty from the Indiana Department of Environmental Management (“IDEM”) totaling $0.1 million primarily in connection with air emissions control device operations outside of the parameters of our permit at our terminal in Hammond, Indiana.  We are currently in discussions with IDEM regarding the penalty.

In November 2014, Buckeye received a notice of probable violation from the PHMSA totaling $0.2 million in connection with certain recordkeeping and procedural issues related to our assets in the Linden, New Jersey area.  We are contesting certain of the violations and requesting a reduced penalty.

In November 2014, Buckeye agreed with the New York Department of Environmental Conservation to the payment of a penalty and establishment of a reserve fund for an environmental benefit project totaling $0.2 million in the aggregate in connection with air emissions control device operations outside of the parameters of our permit at our terminal in Albany, New York.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.                     Market for the Registrant’s Units, Related Unitholder Matters, and Issuer Purchases of Units

Our LP Units are listed and traded on the NYSE under the symbol “BPL.”  The high and low sales prices of our LP Units during the years ended December 31, 2014 and 2013, as reported in the NYSE Composite Transactions, were as follows:

	2014		2013
Quarter	High	Low	High	Low
First	$75.83	$69.19	$61.32	$45.72
Second	83.72	74.50	70.50	58.33
Third	84.91	75.26	73.44	64.19
Fourth	85.14	63.77	72.47	62.00

The following graph compares the total unitholder return performance of our LP Units with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP Index.  The Alerian MLP Index is a composite of the 50 most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class.  The graph assumes that $100 was invested in our LP Units and each comparison index beginning on December 31, 2009 and that all distributions or dividends were reinvested on a quarterly basis.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Buckeye Partners, L.P.	$100.00	$130.63	$133.32	$102.39	$171.08	$193.02
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Alerian MLP Index	100.00	135.85	154.70	162.13	206.84	216.78

We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we estimate our number of beneficial unitholders to be approximately 148,100 at December 31, 2014.

Cash distributions paid to LP Unitholders for the periods indicated were as follows:

		Amount Per
Record Date	Payment Date	LP Unit
February 21, 2012	February 29, 2012	$1.0375
May 14, 2012	May 31, 2012	1.0375
August 15, 2012	August 31, 2012	1.0375
November 12, 2012	November 30, 2012	1.0375

February 19, 2013	February 28, 2013	$1.0375
May 16, 2013	May 31, 2013	1.0500
August 12, 2013	August 20, 2013	1.0625
November 12, 2013	November 19, 2013	1.0750

February 18, 2014	February 25, 2014	$1.0875
May 12, 2014	May 19, 2014	1.1000
August 18, 2014	August 25, 2014	1.1125
November 18, 2014	November 25, 2014	1.1250

On February 6, 2015, we announced a quarterly distribution of $1.1375 per LP Unit that will be paid on February 24, 2015, to unitholders of record on February 17, 2015.  Based on the LP Units outstanding as of December 31, 2014, cash distributed to LP unitholders on February 24, 2015 will total $145.0 million.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
Income Statement Data:
Revenue (2)	$6,620,247	$5,054,101	$4,285,903	$4,693,620	$3,055,931
Operating income (2) (3)	495,347	478,041	344,536	365,845	262,513
Income from continuing operations (2) (3)	334,498	351,599	235,879	291,827	182,642
Earnings per unit - diluted from continuing operations (4)	$2.78	$3.23	$2.37	$3.15	$0.95
Cash distributions per LP Unit - declared	$4.48	$4.28	$4.15	$4.08	$3.88

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets (5)	$8,086,088	$7,005,563	$5,981,009	$5,570,376	$3,574,216
Long-term debt	3,388,986	3,092,711	2,735,244	2,393,574	1,519,393
Total Buckeye Partners, L.P. capital	3,702,628	3,065,665	2,372,313	2,303,169	1,392,405

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

(2)         During 2014, we recorded a reduction in revenue of $40.0 million related to a litigation contingency reserve associated with ongoing FERC litigation proceedings (see Note 6 in the Notes to Consolidated Financial Statements for further discussion).

(3)         During 2012 and 2010, we recorded a $60.0 million asset impairment in our Pipelines & Terminals segment (see Note 5 in the Notes to the Consolidated Financial Statements) and a $21.1 million modification of an equity compensation plan, respectively.

(4)         In connection with the Merger, the incentive compensation agreement (also referred to as the incentive distribution rights) held by our general partner was cancelled, and the general partner units held by our general partner (representing an approximate 0.5% general partner interest in us) were converted to a non-economic general partner interest.  Additionally, pursuant to the Merger, BGH’s unitholders received a total of approximately 20 million of Buckeye’s LP Units in exchange for all outstanding BGH common units and management units.  As a result, the number of Buckeye’s LP Units outstanding increased from 51.6 million to 71.4 million.  However, for historical reporting purposes, the impact of this change was accounted for as a reverse split of BGH’s units of 0.705 to 1.0, together with the addition of Buckeye’s existing LP Units.

(5)         Includes $181.7 million of assets held for sale as of December 31, 2013 relating to the Natural Gas Storage disposal group sold in December 2014 (see Note 4 in the Notes to Consolidated Financial Statements for further discussion).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report.

Business Overview

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline.  Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our flagship marine terminal in The Bahamas, BORCO, is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  In September 2014, we expanded our network of marine midstream assets by acquiring a controlling interest in a company with assets located in Corpus Christi and the Eagle Ford play in Texas.  We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

Our primary business objective is to provide stable and sustainable cash distributions to our LP Unitholders, while maintaining a relatively low investment risk profile.  The key elements of our strategy are to: (i) operate in a safe and environmentally responsible manner; (ii) maximize utilization of our assets at the lowest cost per unit; (iii) maintain stable long-term customer relationships; (iv) optimize, expand and diversify our portfolio of energy assets through accretive acquisitions and organic growth projects; and (v) maintain a solid, conservative financial position and our investment-grade credit rating.

Overview of Operating Results

Net income attributable to our unitholders was $273.0 million for the year ended December 31, 2014, which was an increase of $112.7 million, or 70.3%, from $160.3 million for the corresponding period in 2013.  The increase was primarily related to a non-cash asset impairment charge of $169.0 million recorded in 2013 related to our decision to divest our natural gas storage business.  Operating income was $495.3 million for the year ended December 31, 2014, which is an increase of $17.3 million, or 3.6%, from $478.0 million the corresponding period in 2013.  Our results for the year ended December 31, 2014 include year-over-year improvement in our Pipelines & Terminals, Global Marine Terminals and Development & Logistics segments, while our Merchant Services segment experienced an operating loss as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies during the second quarter of 2014 intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  In 2014, our net income attributable to unitholders was also negatively impacted by the continued decline in the financial performance of our discontinued natural gas storage operations, primarily due to unfavorable market conditions, including low natural gas prices, compressed seasonal spreads and low volatility, as well as a reduction in revenue in our Pipelines & Terminals segment related to a litigation contingency reserve for ongoing FERC proceedings.

Revenues for our Pipelines & Terminals segment grew significantly in 2014, with the most significant contributor to this improvement attributed to the effective commercialization and integration of the terminals acquired from Hess in December 2013.  Capital investments in internal growth and diversification initiatives, including expanding our butane blending capabilities and our crude oil handling services, also drove the year-over-year increase.  More specifically, we benefitted from the contribution of 1.1 million barrels of new crude oil storage capacity that was placed in service during 2014 as well as the crude oil pipeline to rail facility that became operational in late 2013 at our Chicago Complex.  Completed growth capital projects across our terminals continued to generate incremental cash flows related to higher butane blending margins and further butanization initiatives, including the installation of butane blending capabilities at five additional facilities.  We also benefited from tariff increases put in place in March and July of 2014.

Our Global Marine Terminals segment benefited from year-over-year contribution driven primarily by the St. Lucia, Port Reading and Raritan Bay terminalling assets acquired from Hess in December 2013.  The integration of these assets into our legacy portfolio has created synergies from providing complementary storage positions across our assets.  In addition, internal capital growth initiatives generated period-over-period improvements and include the pipeline connection to Linden that was completed in the second quarter of 2014, the commencement of the gasoline blending and storage contract upon completion of this pipeline and the completed truck rack placed in service in late 2013.  Furthermore, we benefited from the integration of assets acquired in the Buckeye Texas Partners transaction.

Key contributors to growth for our Development & Logistics segment include our third-party engineering and operations business, which benefited from improved margins and new contract operations opportunities.  In addition, contributions from the LPG storage caverns continue to increase due to the return of recent capital investments and rail capabilities at these facilities.

The loss in our Merchant Services segment was primarily due to implementing strategies during the second quarter of 2014 intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  These losses were attributed to: (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets; (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets; (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the summer driving season and upcoming heating season; and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.  The strategies that led to the loss in the second quarter were terminated and we continue to institute process improvements to manage our commodity risk.  These losses were partially offset by increased earnings as a result of higher rack margins.

Also partially offsetting our overall increase in net income attributable to our unitholders was an increase in interest expense resulting from the long term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess, and the increase in depreciation and amortization expense due to the assets acquired from Hess and the Buckeye Texas Partners transaction.

See the “Results of Operations” section below for further discussion and analysis of our operating segments.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2014	2013	2012

Revenue	$6,620,247	$5,054,101	$4,285,903
Costs and expenses	6,124,900	4,576,060	3,941,367
Operating income	495,347	478,041	344,536
Earnings from equity investments	11,265	5,243	6,100
Interest and debt expense	(171,235)	(130,920)	(114,980)
Other (expense) income	(428)	295	(452)
Income from continuing operations before taxes	334,949	352,659	235,204
Income tax (expense) benefit	(451)	(1,060)	675
Income from continuing operations	334,498	351,599	235,879
Loss from discontinued operations (1)	(59,641)	(187,174)	(5,328)
Net income	274,857	164,425	230,551
Less: Net income attributable to noncontrolling interests	(1,903)	(4,152)	(4,134)
Net income attributable to Buckeye Partners, L.P.	$272,954	$160,273	$226,417
Earnings (loss) per unit - diluted
Continuing operations	$2.78	$3.23	$2.37
Discontinued operations	$(0.50)	$(1.74)	$(0.05)

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable financial measure under generally accepted accounting principles (“GAAP”), to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$511,329	$471,091	$409,541
Global Marine Terminals	239,556	149,740	128,581
Merchant Services	(8,059)	12,616	1,144
Development & Logistics	20,742	15,367	13,174
Adjusted EBITDA from continuing operations	$763,568	$648,814	$552,440

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations and Distributable Cash Flow:
Income from continuing operations	$334,498	$351,599	$235,879
Less: Net income attributable to noncontrolling interests	(1,903)	(4,152)	(4,134)
Income from continuing operations attributable to Buckeye Partners, L.P.	332,595	347,447	231,745
Add: Interest and debt expense	171,235	130,920	114,980
Income tax expense (benefit)	451	1,060	(675)
Depreciation and amortization (1)	196,443	147,591	138,857
Non-cash unit-based compensation expense	20,867	21,013	18,577
Asset impairment expense	—	—	59,950
Acquisition and transition expense (2)	13,048	11,806	—
Litigation contingency reserve (3)	40,000	—	—
Less: Amortization of unfavorable storage contracts (4)	(11,071)	(11,023)	(10,994)
Adjusted EBITDA from continuing operations	763,568	648,814	552,440
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(156,728)	(122,471)	(111,511)
Income tax expense, excluding non-cash taxes	(675)	(717)	(1,095)
Maintenance capital expenditures	(79,388)	(71,476)	(54,070)
Distributable cash flow from continuing operations	$526,777	$454,150	$385,764

(1)         Includes $12.3 million of depreciation and amortization expense for the year ended December 31, 2014, representing 100% of ownership interest in Buckeye Texas.

(2)         Represents acquisition and transition expense related to the Hess Terminals Acquisition in December 2013 and the Buckeye Texas Partners Transaction in September 2014.

(3)         Represents a contingent liability associated with ongoing FERC litigation proceedings.

(4)         Represents the amortization of the negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes transported and average daily throughput for the Pipelines & Terminals segment and total volumes sold for the Merchant Services segment for the periods indicated:

	Year Ended December 31,
	2014	2013	2012

Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	702.8	717.8	701.9
Jet fuel	336.0	334.4	339.2
Middle distillates (1)	354.9	345.7	318.6
Other products (2)	36.6	28.5	25.9
Total pipelines throughput	1,430.3	1,426.4	1,385.6
Terminals:
Products throughput (3)	1,136.5	975.1	916.7

Merchant Services (in millions of gallons):
Sales volumes (4)	2,009.0	1,371.5	1,125.9

(1)         Includes diesel fuel and heating oil.

(2)         Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)         Amounts for 2014 and 2013 include throughput volumes at terminals acquired from Hess in December 2013.

(4)         Amounts include volumes related to fuel oil supply and distribution services which began in late 2012.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated

Adjusted EBITDA was $763.6 million for the year ended December 31, 2014, which is an increase of $114.8 million, or 17.7%, from $648.8 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily related to positive contribution from the assets acquired from Hess in December 2013 in the Global Marine Terminals and Pipelines & Terminals segments and benefit from growth capital spending in the Pipelines & Terminals segment.  These increases in Adjusted EBITDA were partially offset by the loss in the Merchant Services segment as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies in that segment during the second quarter of 2014 intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk.  These losses were attributed to: (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets; (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets; (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the summer driving season and upcoming heating season; and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.

Revenue was $6,620.2 million for the year ended December 31, 2014, which is an increase of $1,566.1 million, or 31.0%, from $5,054.1 million for the corresponding period in 2013.  The increase in revenue was primarily related to increased product sales volumes in our Merchant Services segment, as well as the benefit of the terminals acquired from Hess in December 2013 in both our Pipelines & Terminals and Global Marine Terminals segments.  These increases were partially offset by the litigation contingency reserve, recorded as a reduction in revenue, associated with ongoing FERC proceedings in our Pipelines & Terminals segment.

Operating income was $495.3 million for the year ended December 31, 2014, which is an increase of $17.3 million, or 3.6%, from $478.0 million in the corresponding period in 2013.  The increase in operating income was primarily related to the benefit of the terminals acquired from Hess in December 2013 in both our Global Marine Terminals and Pipelines & Terminals segments.  These increases were partially offset by the increase in depreciation and amortization expense primarily due to the assets acquired from Hess, assets acquired in the Buckeye Texas Partners Transaction in September 2014, the loss in the Merchant Services segment discussed above, as well as the litigation contingency reserve, recorded as a reduction in revenue, associated with ongoing FERC proceedings in our Pipelines & Terminals segment.

Distributable cash flow was $526.8 million for the year ended December 31, 2014, which is an increase of $72.6 million, or 16.0%, from $454.2 million for the corresponding period in 2013.  The increase in distributable cash flow was primarily related to an increase of $114.8 million in Adjusted EBITDA as described above, partially offset by a $34.3 million increase in interest expense, excluding amortization of deferred financing costs, debt discounts and other, primarily resulting from the long-term debt issuances in 2013, including the debt issued to partially fund the assets acquired from Hess in December 2013 and a $7.9 million increase in maintenance capital expenditures.

Adjusted EBITDA by Segment

Pipelines & Terminals.  Adjusted EBITDA from the Pipelines & Terminals segment was $511.3 million for the year ended December 31, 2014, which was an increase of $40.2 million, or 8.5%, from $471.1 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were related to a $68.4 million increase in revenue resulting from an increase in terminalling throughput and storage contracts, including those associated with the assets acquired from Hess in December 2013, $33.4 million of incremental revenue from capital investments in internal growth and diversification initiatives, including butane blending capabilities, crude oil handling services and storage and throughput of other hydrocarbons, a $14.6 million increase in revenue due to increases in average pipeline tariff rates and longer-haul shipments,  a $6.0 million increase in earnings from equity investments primarily due to a decrease in maintenance expense, a $4.6 million increase in other revenue, including a favorable settlement related to certain pipeline transportation services and a $2.4 million increase resulting from higher pipeline volumes.

The negative factors impacting Adjusted EBITDA were an $80.8 million increase in operating expenses, primarily related to incremental costs necessary to operate the terminals acquired from Hess in December 2013 and outside services for asset-maintenance activities, and $8.4 million in less favorable settlement experience primarily related to high volumetric gains experienced in 2013 as well as, to a lesser extent, falling commodity prices in 2014.

Pipeline volumes slightly increased despite weaker gasoline shipments resulting from extreme weather conditions in early 2014.  Overall terminalling volumes increased by 16.5% due to effective commercialization and integration of the terminals acquired from Hess in December 2013.  Legacy terminalling volumes increased by 4.4% due to higher demand for gasoline, distillates and jet fuel and new customer contracts and service offerings at select locations, including the benefit of contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $239.6 million for the year ended December 31, 2014, which was an increase of $89.8 million, or 60.0%, from $149.7 million for the corresponding period in 2013.  The positive factors impacting Adjusted EBITDA were a $103.5 million increase in storage and terminalling revenue primarily as a result of the assets acquired from Hess in December 2013 and a $32.8 million increase in revenue from ancillary services.  Ancillary services include the berthing of ships at our jetties, heating services and settlement gains/losses.  The increase in revenue was partially offset by a $46.5 million increase in operating expenses primarily related to incremental costs necessary to operate the assets acquired from Hess in December 2013.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was a loss of $8.1 million for the year ended December 31, 2014, which was a decrease of $20.7 million from earnings of $12.6 million for the corresponding period in 2013.  The loss experienced during the period is primarily attributed to losses in the second quarter described above, partially offset by strong domestic rack margins.

Adjusted EBITDA was positively impacted by a $1,368.0 million increase in revenue, which included a $1,854.9 million increase due to 46.5% of higher volumes sold, partially offset by a $486.9 million decrease in refined petroleum product sales due to a price decrease of $0.24 per gallon (average sales prices per gallon were $2.67 and $2.91 for the 2014 and 2013 periods, respectively).

Adjusted EBITDA was negatively impacted by a $1,383.0 million increase in cost of product sales, which included a $1,843.3 million increase due to 46.5% of higher volumes sold, offset by a $460.3 million decrease in refined petroleum product cost due to a price decrease of $0.23 per gallon (average cost prices per gallon were $2.66 and $2.89 for the 2014 and 2013 periods, respectively) and a $5.7 million increase in operating expenses.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $20.7 million for the year ended December 31, 2014, which was an increase of $5.4 million, or 35.0%, from $15.4 million for the corresponding period in 2013.  The increase in Adjusted EBITDA was primarily due to a $19.5 million increase in third-party engineering and operations revenue primarily due to increased project activity and $2.9 million increase in revenue related to the LPG storage caverns primarily due to the favorable seasonal impact of the depletion of inventory and a one-time gain recognition of inventory, partially offset by a $17.0 million increase in engineering and operations expenses.

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

Operating income was $478.0 million for the year ended December 31, 2013, which is an increase of $133.5 million, or 38.7%, from $344.5 million the corresponding period in 2012.  The increase in operating income was primarily related to increased pipeline and terminalling volumes directly attributable to our growth capital spending and diversification initiatives, as well as a non-cash asset impairment charge in 2012 in the Pipelines & Terminals segment. In addition, higher margins and lower operating costs in our Merchant Services segment contributed to our overall increase in operating income.  These increases in operating income were offset by increased operating and depreciation expense largely attributable to the capacity expansion completed and brought online in the Global Marine Terminals segment.

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

General Outlook for 2015

The full year contribution from our recent acquisition of Buckeye Texas is expected to drive meaningful improvement in our year-over-year performance.  We continue our implementation efforts around these assets, and we have made and expect to continue to make substantial investments in the Corpus Christi facilities during 2015.  We expect to complete the construction of 3.8 million barrels of additional storage capacity, which will be placed in service ratably as tankage is completed in 2015 and into early 2016.  Additionally, the condensate splitter is anticipated to be in service by mid-2015.  Once complete, these facilities will offer our customer and partner, Trafigura, a premier deep-water, high-volume marine terminal, a condensate splitter and an LPG storage complex in Corpus Christi, Texas, as well as three crude oil and condensate gathering facilities in the Eagle Ford play.  Importantly, all of these assets are backed by long-term seven to ten year minimum volume throughput and storage contracts with Trafigura that support substantially all the capacity and cash flows expected from these assets.

We expect to invest additional capital in 2015 in a number of projects, including potential pipeline extensions and expansions for transportation and/or storage of crude oil, refined products and natural gas liquids in and around our system footprint, both in the Midwest and around the East Coast.  We recently announced an open season on a significant pipeline expansion project intended to facilitate refined product movements from advantaged Midwestern refiners eastward to markets in Eastern Ohio and Western Pennsylvania.  We have historically generated strong returns on our organic growth capital investments, and we expect this trend to continue.

We also expect to incrementally benefit in 2015 from previous capital investments in projects completed in 2014.  We completed the addition of 1.1 million barrels of crude oil storage capacity that was placed in service at our Chicago Complex as well as the high capacity pipeline connection between Perth Amboy and our Linden hub.  We will see a full year contribution from those investments in 2015.  We also completed the crude rail loading and unloading facility at our Perth Amboy facility in 2014, and we are actively exploring options to utilize the facility to potentially handle a heavier crude slate, export Canadian-sourced crude oil and handle petroleum feedstock components such as LPGs, naphtha and natural gasoline.  We believe both producers and refiners continue to value the optionality and flexibility that rail logistics provide and expect these assets to provide a substantial incremental contribution in 2015.

In 2014, we installed new leadership in our Merchant Services segment that has been busy implementing a number of new processes and analyses to allow further optimization of this business.  We expect this business to continue to focus on its core strategy of optimizing the utilization of the hard assets across our system, driving more profitable operations in 2015.  In addition, we believe this business will benefit in 2015 from contango in the refined products markets.

We have seen declining crude prices in the second half of 2014 and early 2015 and expect prices to remain significantly below pricing levels we saw over the past few years.  While certain aspects of our business will be negatively impacted by this decline in prices, other businesses are expected to benefit, as contango drives interest in storage and lower refined products prices potentially drives higher throughput volumes.  Overall, we believe Buckeye is well positioned for the current market environment.

Volumes on our pipeline systems and terminals are expected to experience moderate growth, primarily as the result of capital projects.  We posted a tariff increase as of January 1, 2015 on our market-based systems and expect growth on our index-based systems.  Tariffs on our pipelines serving the New York City airports remain subject to the ongoing FERC matter.

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

We will continue to evaluate opportunities throughout 2015 to acquire or construct assets that are complementary to our businesses and support our long-term growth strategy and will determine the appropriate financing structure for any opportunity we pursue.

The forward-looking statements contained in this “General Outlook for 2015” speak only as of the date hereof.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All such forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report, including under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report and in our future periodic reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this “General Outlook for 2015” may not occur.

Liquidity and Capital Resources

            General

                        Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving Credit Facility and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  The BMSC entities fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

            Current Liquidity

As of December 31, 2014, we had $10.3 million of working capital and $1,334.0 million of availability under our Credit Facility, but, except for borrowings that are used to refinance other debt, we are limited to $1,209.2 million of additional borrowing capacity by the financial covenants under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the SEC under which we may issue equity securities with a value, as of December 31, 2014, not to exceed $674.5 million.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting non-core assets where our evaluation suggests such a transaction is in the best interest of Buckeye.

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

Debt

                        At December 31, 2014, we had the following debt obligations (in thousands):

5.125% Notes due July 1, 2017	$125,000
6.050% Notes due January 15, 2018	300,000
2.650% Notes due November 15, 2018	400,000
5.500% Notes due August 15, 2019	275,000
4.875% Notes due February 1, 2021	650,000
4.150% Notes due July 1, 2023	500,000
4.350% Notes due October 15, 2024	300,000
6.750% Notes due August 15, 2033	150,000
5.850% Notes due November 15, 2043	400,000
5.600% Notes due October 15, 2044	300,000
Credit Facility due September 30, 2019	166,000
Total debt	$3,566,000

In October 2014, we repaid in full the $275.0 million principal amount outstanding under the 5.300% Notes and $7.3 million of related accrued interest using funds available under our Credit Facility.

In September 2014, we issued an aggregate of $600.0 million of senior unsecured notes in an underwritten public offering, including the $300.0 million of 4.350% Notes and the $300.0 million of 5.600% Notes, at 99.825% and 99.876%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $5.3 million, were $593.8 million.  We used the net proceeds from this offering to fund a portion of the Buckeye Texas Partners Transaction (see Note 3), to settle all interest rate swaps relating to the forecasted refinancing of the 5.300% Notes for $51.5 million (see Note 17) and for general partnership purposes.  We also used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.

In September 2014, the Credit Facility was modified and extended (through a new credit agreement) to provide for an increased borrowing capacity of $1.5 billion.  The Credit Facility’s maturity date is September 30, 2019, with an option to extend the term for up to two one-year periods and a $500.0 million accordion option to increase the commitments with the consent of the lenders.  At December 31, 2014, BMSC had $166.0 million collectively outstanding under the Credit Facility, all of which was classified as current liabilities in our consolidated balance sheets, as related funds were used to finance current working capital needs.  See Note 14 in the Notes to Consolidated Financial Statements for additional information.

Equity

In September 2014, we completed a public offering of 6.75 million LP Units pursuant to an effective shelf registration statement, which priced at $80.00 per unit. In October 2014, the underwriters exercised an option to purchase up to an additional 1.0 million LP Units, resulting in total gross proceeds of $621.0 million before deducting underwriting fees and estimated offering expenses of $22.0 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to fund a portion of the Buckeye Texas Partners Transaction and for general partnership purposes.

In August 2014, we completed a public offering of 2.6 million LP Units pursuant to an effective shelf registration statement, through which the underwriters also exercised an option to purchase 0.4 million additional LP Units.  The offering priced at $76.60 per unit, resulting in total gross proceeds of $229.0 million before deducting underwriting fees and estimated offering expenses of $2.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

During the year ended December 31, 2014, we sold 1.0 million LP Units in aggregate under the Equity Distribution Agreements, received $74.5 million in net proceeds after deducting commissions and other related expenses, and paid $0.8 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$599,642	$385,494	$441,636
Investing activities	(1,191,497)	(1,204,678)	(590,322)
Financing activities	595,113	817,358	142,476

            Operating Activities

                        2014.  Net cash provided by operating activities was $599.6 million for the year ended December 31, 2014, primarily related to $274.9 million of net income, $196.4 million of depreciation and amortization, a $71.3 million decrease in accounts receivables, and a $70.1 million decrease in inventory, partially offset by a $51.5 million settlement to terminate the interest rate swap agreements related to the forecasted refinancing of the 5.300% Notes.

                        2013. Net cash provided by operating activities was $385.5 million for the year ended December 31, 2013, primarily related to $164.4 million of net income and $155.2 million of depreciation and amortization, partially offset by a $62 million settlement to terminate the interest rate swap agreements related to the 4.150% Notes, a $69.7 million increase in accounts receivables and an increase in interest and debt expense.

                        2012.  Net cash provided by operating activities was $441.6 million for the year ended December 31, 2012, primarily related to $230.6 million of net income, $146.4 million of depreciation and amortization and $39.1 million associated with a reduction in inventory, partially offset by an increase of $73.7 million in accounts receivables.  In 2012, we developed and executed a strategy to mitigate our basis risk that included the reduction of refined petroleum product inventories in the Midwest.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

            Investing Activities

                        2014.  Net cash used in investing activities of $1,191.5 million for the year ended December 31, 2014 primarily related to $472.1 million of capital expenditures and $824.7 million of acquisition costs, primarily related to the Buckeye Texas Partners Transaction, partially offset by $103.4 million cash proceeds from the sale of our Natural Gas Storage disposal group.

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

	Year Ended December 31,
	2014	2013	2012
Maintenance capital expenditures (1)	$80,141	$71,595	$54,425
Expansion and cost reduction (2)	392,008	289,850	276,913
Total capital expenditures, net	$472,149	$361,445	$331,338

(1)         Includes maintenance capital expenditures related to the Natural Gas Storage disposal group of $0.8 million, $0.1 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)         Includes expansion and cost reduction capital expenditures related to the Natural Gas Storage disposal group of $0.1 million and $2 million for the years ended December 31, 2013 and 2012, respectively.

Capital expenditures increased for the year ended December 31, 2014, as compared to the corresponding period in 2013 primarily due to increases in expansion and cost reduction capital expenditures.  Our expansion and cost reduction capital expenditures were $392.0 million for the year ended December 31, 2014, which is an increase of $102.2 million, or 35.2%, from $289.9 million for the corresponding period in 2013.  Year-to-year fluctuations in our expansion and cost reduction capital expenditures are primarily driven by spending on our major growth capital projects.  Our most significant growth capital expenditures for the year ended December 31, 2014 included cost reduction and revenue generating projects related to storage tank enhancements across our portfolio of terminalling assets, butane blending, completion of rail offloading facilities, crude oil storage/transportation and a pipeline integrity enhancement program that improved the operational efficiencies in our pipeline systems.  Our maintenance capital expenditures were $80.1 million for the year ended December 31, 2014, which is an increase of $8.5 million, or 12%, from $71.6 million for the corresponding period in 2013.  Year-to-year fluctuations in our maintenance capital expenditures are primarily driven by the timing and cost of pipeline integrity and similar projects.  Our most significant maintenance capital expenditures for the year ended December 31, 2014 included truck rack infrastructure upgrades, pump replacements and pipeline and tank integrity work necessary to maintain the operating capacity and equipment reliability of our existing infrastructure, as well as address environmental regulations.

Capital expenditures increased for the year ended December 31, 2013, as compared to the corresponding period in 2012 primarily due to increases in maintenance capital expenditures.  Our maintenance capital expenditures were $71.6 million for the year ended December 31, 2013, which is an increase of $17.2 million, or 31.5%, from $54.4 million for the corresponding period in 2012.  Year-to-year fluctuations in our maintenance capital expenditures are primarily driven by the timing and cost of pipeline integrity and similar projects.  In 2012, maintenance capital spending was lower due to cancellation of certain project work that had been planned on a line that was idle late in the fourth quarter 2012.  Otherwise, our most significant maintenance capital expenditures for the year ended December 31, 2013 included truck rack infrastructure upgrades, pump replacements and pipeline and tank integrity work necessary to maintain the operating capacity and equipment reliability of our existing infrastructure, as well as address environmental regulations.  Our expansion and cost reduction capital expenditures were $289.9 million for the year ended December 31, 2013, which is an increase of $12.9 million, or 4.7%, from $276.9 million for the corresponding period in 2012.  Year-to-year fluctuations in our expansion and cost reduction capital expenditures are primarily driven by spending on our major growth capital projects.  Our most significant growth capital expenditures for the year ended December 31, 2013 included significant investments in storage tank expansion at BORCO and Perth Amboy, butane blending, rail offloading facilities, crude oil storage/transportation and various other cost reduction and revenue generating projects.

We estimate our capital expenditures for the period indicated as follows (in thousands):

	2015
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$70,000	$80,000
Expansion and cost reduction	160,000	180,000
Total capital expenditures	$230,000	$260,000

Global Marine Terminals:
Maintenance capital expenditures	$20,000	$30,000
Expansion and cost reduction	200,000	230,000
Total capital expenditures (1)	$220,000	$260,000

Overall:
Maintenance capital expenditures	$90,000	$110,000
Expansion and cost reduction	360,000	410,000
Total capital expenditures	$450,000	$520,000

(1)         Includes 100% of Buckeye Texas Partners related capital expenditures.

                        Estimated maintenance capital expenditures include replacement of tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include the construction of a deep-water, marine terminal, a condensate splitter, an LPG storage complex and three crude oil and condensate gathering facilities in South Texas, storage tank enhancement and refurbishment projects across our system, and various upgrades and expansions of our butane blending business.  The build-out of the facilities in South Texas is funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.

Financing Activities

2014.  Net cash flows provided by financing activities of $595.1 million for the year ended December 31, 2014 primarily related to $899.7 million of net proceeds from the issuance of an aggregate 11.8 million LP Units, and $599.1 million of proceeds from the issuance of the 4.350% and 5.600% Notes due October 15, 2024 and October 15, 2044, respectively, partially offset by $527.2 million of cash distributions paid to our unitholders ($ 4.425 per LP Unit), $275.0 million related to the repayment of the 5.300% Notes and $89.0 million of net repayments under the Credit Facility.

2013.  Net cash flows provided by financing activities of $817.4 million for the year ended December 31, 2013 primarily related to $1.3 billion of proceeds from the issuance of the 4.150%, 2.650% and 5.850% Notes due July 1, 2023, November 15, 2018 and November 15, 2043, respectively, $903.0 million of net proceeds from the issuance of an aggregate 16.0 million LP Units, partially offset by $655.8 million of net repayments under the Credit Facility, $428.8 million of cash distributions paid to our unitholders ($4.225 per LP Unit) and $300.0 million related to the repayment of the 4.625% Notes.

2012.  Net cash flows provided by financing activities of $142.5 million for the year ended December 31, 2012 primarily related to $296.0 million of net borrowings under the Credit Facility and $246.8 million of net proceeds from the issuance of 4.3 million LP Units, partially offset by $371.2 million ($4.15 per LP Unit) of cash distributions paid to our unitholders.

For further discussion on our equity offerings, see Note 22 in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,400,000	$—	$125,000	$975,000	$2,300,000
Interest payments (2)	2,076,544	172,666	342,102	278,472	1,283,304
Operating leases:
Office space and other	23,362	3,706	7,694	5,869	6,093
Equipment (3)	8,827	3,924	4,903	—	—
Land leases (4)	104,252	2,398	4,796	4,796	92,262
Purchase obligations (5)	97,899	97,899	—	—	—
Total contractual obligations	$5,710,884	$280,593	$484,495	$1,264,137	$3,681,659

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

(3)         Includes leases for tugboats and a barge in our Global Marine Terminals segment.

(4)         Includes leases for properties in connection with both the jetty and inland dock operations in our Global Marine Terminals segment.

(5)         Includes short-term purchase obligations for products and services with third-party suppliers and payment obligations relating to capital projects we have committed to.  The prices that we are obligated to pay under these contracts approximate current market prices.

For the year ended 2015, our rights-of-way payments are expected to be $6.7 million, which includes an estimated amount for annual escalation.

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

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we had no off-balance sheet debt or arrangements.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of our subsidiaries controlled by us and VIEs, of which we are the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary which is generally defined as the party who has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE.  We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary.  Third party or affiliate ownership interests in our consolidated VIEs are presented as noncontrolling interests.  All intercompany transactions are eliminated in consolidation.

In September 2014, we acquired an 80% interest in Buckeye Texas, a newly-formed entity.  Buckeye Texas does not have sufficient resources to complete its initial build-out and activities without financial support of its joint owners.  Accordingly, we concluded Buckeye Texas is a VIE of which we are the primary beneficiary.  In making this conclusion, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the assets.

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.  The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets.  The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

Valuation of Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment: (i) on an annual basis on January 1 of each year; or (ii) on an interim basis if circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying value.

Subsequent to the acquisition of our interest in Buckeye Texas, which is consolidated into our Global Marine Terminals segment, we identified two reporting units within Global Marine Terminals, comprised of: (i) our legacy operations in the Caribbean and New York Harbor; and (ii) the newly acquired operations in Buckeye Texas.  We tested these reporting units for impairment as of our annual testing date of January 1, 2015.

For our annual goodwill impairment test as of January 1, 2015, we performed a qualitative assessment to determine whether the fair value of the Pipelines & Terminals reporting unit was more likely than not less than the carrying value.  Based on our assessment, the Pipelines & Terminals reporting unit had: (i) a substantial excess of fair value over carrying value in its latest quantitative assessment; (ii) continued positive performance in Adjusted EBITDA over the prior year; (iii) projected increases in Adjusted EBITDA primarily as a result of contributions from internal capital projects and accretive acquisitions; and (iv) positive industry and market factors.  We determined that the fair value of the reporting unit exceeded the carrying amount; therefore, the two-step impairment test was not required.

Additionally, we performed quantitative assessments to determine the fair value of each of the remaining reporting units.  The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method.  The present value of future cash flows is estimated using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) an appropriate discount rate.  The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization.  We evaluate industry and market conditions for purposes of weighting the income and market valuation approach.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value.  We did not record any goodwill impairment charges during the years ended December 31, 2014, 2013 or 2012.

Valuation of Long-Lived Assets and Equity Method Investments

We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Estimates of undiscounted future cash flows include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) estimates of useful lives of the assets.  Such estimates of future undiscounted cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions.

In December 2013, the Board approved a plan to divest the natural gas storage facility and related assets that our former subsidiary, Lodi, owned and operated in Northern California.  We refer to this group of assets as our Natural Gas Storage disposal group.  The estimated fair value less costs to sell was determined to be less than its carrying value, which resulted in the recognition of a non-cash asset impairment charge of $169.0 million, which included the write-down of long-lived assets.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage disposal group.  As a result of the execution of the purchase and sale agreement, subsequent changes in the carrying value of the net assets and the completed sale in December 2014, we recorded additional non-cash asset impairment charges of $23.4 million during the year ended December 31, 2014.  We recorded these asset impairment charges within “Loss from discontinued operations” on our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.  See Notes 4 and 5 in the Notes to Consolidated Financial Statements for further discussion.

During the fourth quarter of 2012, we recorded a $60.0 million non-cash asset impairment charge in our Pipelines & Terminals segment relating to a portion of Buckeye’s NORCO pipeline system.  See Note 5 and 11 in the Notes to Consolidated Financial Statements for further discussion.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment.  Estimates of future cash flows include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) probabilities assigned to different cash flow scenarios.  There were no impairments of our equity investments during the years ended December 31, 2014, 2013 or 2012.

Reserves for Environmental Matters

We record environmental liabilities at a specific site when environmental assessments occur or remediation efforts are probable, and the costs can be reasonably estimated based upon past experience, discussion with operating personnel, advice of outside engineering and consulting firms, discussion with legal counsel, or current facts and circumstances.  The estimates related to environmental matters are uncertain because: (i) estimated future expenditures are subject to cost fluctuations and change in estimated remediation period; (ii) unanticipated liabilities may arise; and (iii) changes in federal, state and local environmental laws and regulations may significantly change the extent of remediation.

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

Each customer is evaluated for performance under the terms and conditions of their contracts; therefore, we evaluate: (i) the historical payment patterns of the customer; (ii) the current outstanding receivables balances for each customer and contract; and (iii) the level of performance of each customer with respect to volumes called for in the contract.  We then evaluated the specific risks and expected outcomes of nonpayment or nonperformance by each customer and contract.  We continue to monitor and evaluate performance and collections with respect to these fixed-price contracts.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity	Interest
	Instruments	Rate Swaps (1)	Total
Fair value of contracts outstanding at January 1, 2014	$(10,215)	$(30,045)	$(40,260)
Items recognized or settled during the period	(78,954)	51,469	(27,485)
Fair value attributable to new deals	32,979	—	32,979
Change in fair value attributable to price movements	123,948	(21,424)	102,524
Change in fair value attributable to non-performance risk	(72)	—	(72)
Fair value of contracts outstanding at December 31, 2014	$67,686	$—	$67,686

(1)                  In September 2014, we settled the remaining six forward-starting interest rate swaps for $51.5 million.  See Note 17 in the Notes to Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Commodity Price Risk

Merchant Services

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at December 31, 2014, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$294,676
Fair value assuming 10% increase in underlying commodity prices	Asset	293,282
Fair value assuming 10% decrease in underlying commodity prices	Asset	296,070

Interest Rate Risk

From time to time, we utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued.  When entering into interest rate swap transactions, we are exposed to both credit risk and market risk.  We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings.  We are subject to credit risk when the change in fair value of the swap instruments is positive and the counterparty may fail to perform under the terms of the contract.  We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of swaps.   We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance generally associated with the maturity of an existing debt obligation.

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

At December 31, 2014, we had total fixed-rate debt obligations under various public notes at aggregate carrying value of $3,389.0 million.  Based on a hypothetical 1% movement in the underlying interest rates at December 31, 2014, the estimated fair value of these debt obligations would be as follows (in millions):

Fair Value of
Scenario	Fixed-Rate Debt
Fair value assuming no change in underlying interest rates (as is)	$3,466.0
Fair value assuming 1% increase in underlying interest rates	3,237.4
Fair value assuming 1% decrease in underlying interest rates	3,726.7

At December 31, 2014, our variable-rate obligations were $166.0 million under the Credit Facility. Based on the balance outstanding at December 31, 2014, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $1.7 million.

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency.  BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency for our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within our consolidated statements of operations.  The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2014, 2013 and 2012.

Item 8.       Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Buckeye GP LLC, as general partner of Buckeye Partners, L.P. (“Buckeye”), is responsible for establishing and maintaining adequate internal control over financial reporting of Buckeye. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded the internal control over financial reporting of Buckeye Texas Partners LLC (“Buckeye Texas”), which was consolidated into our financial statements on September 16, 2014, due to its size, implementation of our internal control structure and certain system implementations. Buckeye Texas constituted 14.3% of total assets and 0.2% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, providing the acquisition took place within twelve months of management’s evaluation.

Management evaluated the internal control over financial reporting of Buckeye as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the internal control over financial reporting of Buckeye was effective.

Buckeye’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the internal control over financial reporting of Buckeye.  Their opinion on the effectiveness of internal control over financial reporting of Buckeye appears herein.

/s/ CLARK C. SMITH	/s/ KEITH E. ST.CLAIR
Clark C. Smith	Keith E. St.Clair
Chief Executive Officer, President and	Executive Vice President and
Chairman of the Board	Chief Financial Officer

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the

Partners of Buckeye Partners, L.P.

We have audited the internal control over financial reporting of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Buckeye Texas Partners (“Buckeye Texas”), which was consolidated into Buckeye’s financial statements on September 16, 2014, and whose financial statements constitute approximately 14.3% of total assets and 0.2% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2014.  Accordingly, our audit did not include the internal control over financial reporting at Buckeye Texas.  Buckeye’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Buckeye’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of Buckeye and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the

Partners of Buckeye Partners, L.P.

We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of Buckeye’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on Buckeye’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product sales	$5,348,532	$3,966,247	$3,332,301
Transportation, storage and other services	1,271,715	1,087,854	953,602
Total revenue	6,620,247	5,054,101	4,285,903

Costs and expenses:
Cost of product sales	5,311,552	3,944,448	3,304,326
Operating expenses	537,705	413,577	372,993
Depreciation and amortization	196,443	147,591	138,857
General and administrative	79,200	70,444	65,241
Asset impairment expense (Note 5)	—	—	59,950
Total costs and expenses	6,124,900	4,576,060	3,941,367
Operating income	495,347	478,041	344,536

Other income (expense):
Earnings from equity investments	11,265	5,243	6,100
Interest and debt expense	(171,235)	(130,920)	(114,980)
Other (expense) income	(428)	295	(452)
Total other expense, net	(160,398)	(125,382)	(109,332)

Income from continuing operations before taxes	334,949	352,659	235,204
Income tax (expense) benefit	(451)	(1,060)	675
Income from continuing operations	334,498	351,599	235,879
Loss from discontinued operations (Note 4)	(59,641)	(187,174)	(5,328)
Net income	274,857	164,425	230,551
Less: Net income attributable to noncontrolling interests	(1,903)	(4,152)	(4,134)
Net income attributable to Buckeye Partners, L.P.	$272,954	$160,273	$226,417

Basic earnings (loss) per unit:
Continuing operations	$2.79	$3.25	$2.38
Discontinued operations	(0.50)	(1.75)	(0.05)
Total	$2.29	$1.50	$2.33

Diluted earnings (loss) per unit:
Continuing operations	$2.78	$3.23	$2.37
Discontinued operations	(0.50)	(1.74)	(0.05)
Total	$2.28	$1.49	$2.32

Weighted average units outstanding:
Basic	119,323	107,202	97,309
Diluted	119,899	107,677	97,635

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$274,857	$164,425	$230,551
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	(21,424)	37,718	(28,726)
Reclassification of derivative losses to net income	9,753	4,881	917
Recognition of costs related to benefit plans to net income	698	1,574	807
Adjustments to recognize the funded status of benefit plans	(763)	11,054	(4,036)
Total other comprehensive income (loss)	(11,736)	55,227	(31,038)
Comprehensive income	263,121	219,652	199,513
Less: Comprehensive income attributable to noncontrolling interests	(1,903)	(4,152)	(4,134)
Comprehensive income attributable to Buckeye Partners, L.P.	$261,218	$215,500	$195,379

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$8,208	$4,950
Accounts receivable, net	265,830	335,143
Construction and pipeline relocation receivables	20,542	23,135
Inventories	243,475	312,135
Derivative assets	69,189	4,412
Prepaid and other current assets	25,055	39,603
Assets held for sale (Note 4)	—	181,708
Total current assets	632,299	901,086

Property, plant and equipment, net	5,735,787	4,925,294
Equity investments	82,849	72,349
Goodwill	993,375	821,500
Intangible assets, net	553,924	225,364
Other non-current assets	87,854	59,970
Total assets	$8,086,088	$7,005,563

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$166,000	$226,000
Accounts payable	159,129	149,520
Derivative liabilities	1,802	44,672
Accrued and other current liabilities	295,024	227,084
Liabilities held for sale (Note 4)	—	37,767
Total current liabilities	621,955	685,043

Long-term debt	3,388,986	3,092,711
Other non-current liabilities	134,551	146,973
Total liabilities	4,145,492	3,924,727

Commitments and contingent liabilities (Note 6)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (127,043,317 and 115,063,617 units outstanding as of December 31, 2014 and 2013, respectively)	3,817,916	3,169,217
Accumulated other comprehensive loss	(115,288)	(103,552)
Total Buckeye Partners, L.P. capital	3,702,628	3,065,665
Noncontrolling interests	237,968	15,171
Total partners’capital	3,940,596	3,080,836
Total liabilities and partners’ capital	$8,086,088	$7,005,563

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$274,857	$164,425	$230,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreements	(51,469)	(62,009)	—
Depreciation and amortization	196,443	155,183	146,424
Asset impairment expense	—	—	59,950
Litigation contingency reserve	40,000	—	—
Impairment of assets of discontinued operations	23,365	169,002	—
Net changes in fair value of derivatives	(77,901)	1,776	13,336
Non-cash deferred lease expense	3,637	3,770	3,901
Amortization of unfavorable storage contracts	(11,071)	(11,023)	(10,994)
Earnings from equity investments	(11,265)	(5,243)	(6,100)
Distributions from equity investments	470	1,312	3,325
Other non-cash items	35,481	42,196	20,914
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	71,299	(69,661)	(73,312)
Construction and pipeline relocation receivables	(5,424)	(10,057)	(4,416)
Inventories	70,068	(45,344)	39,141
Prepaid and other current assets	34,956	32,106	17,514
Accounts payable	27,860	11,311	20,303
Accrued and other current liabilities	3,119	33,516	(20,742)
Other non-current assets	(19,706)	626	(1,624)
Other non-current liabilities	(5,077)	(26,392)	3,465
Net cash provided by operating activities	599,642	385,494	441,636
Cash flows from investing activities:
Capital expenditures	(472,149)	(361,445)	(331,338)
Acquisition of interest in equity investment	—	—	(350)
Acquisitions, net of cash acquired	(824,719)	(856,377)	(260,312)
Net proceeds from insurance settlement	737	12,650	—
Proceeds from disposal of property, plant and equipment	1,227	494	1,678
Proceeds from sale of discontinued operations	103,407	—	—
Net cash used in investing activities	(1,191,497)	(1,204,678)	(590,322)
Cash flows from financing activities:
Net proceeds from issuance of units	899,710	902,976	246,805
Net proceeds from exercise of unit options	849	1,277	1,067
Payment of tax withholding on issuance of LTIP awards	(6,234)	(5,034)	(2,604)
Issuance of long-term debt	599,103	1,292,666	—
Repayment of long term-debt	(275,000)	(300,000)	—
Debt issuance costs	(7,414)	(11,921)	—
Borrowings under BPL Credit Facility	1,856,031	1,651,500	1,040,300
Repayments under BPL Credit Facility	(1,885,031)	(2,287,500)	(699,300)
Net borrowings (repayments) under BMSC Credit Facility	(60,000)	19,800	(45,000)
Acquisition of additional interest in WesPac Memphis	(9,510)	(9,727)	(17,328)
Contributions from noncontrolling interests	16,400	—	—
Distributions paid to noncontrolling interests	(6,593)	(7,850)	(10,707)
Distributions paid to unitholders	(527,198)	(428,829)	(371,179)
Other	—	—	422
Net cash provided by financing activities	595,113	817,358	142,476
Net increase (decrease) in cash and cash equivalents	3,258	(1,826)	(6,210)
Cash and cash equivalents — Beginning of year	4,950	6,776	12,986
Cash and cash equivalents — End of year	$8,208	$4,950	$6,776

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

			Accumulated
			Other
	Limited	Class B	Comprehensive	Noncontrolling
	Partners	Units	Loss	Interests	Total
Partners’ capital - January 1, 2012	$2,035,271	$395,639	$(127,741)	$20,788	$2,323,957
Net income	208,752	17,665	—	4,134	230,551
Acquisition of additional interest in WesPac	(14,674)	—	—	(2,654)	(17,328)
Distributions paid to unitholders	(376,177)	—	—	4,998	(371,179)
Net proceeds from issuance of units	246,805	—	—	—	246,805
Amortization of unit-based compensation awards	19,520	—	—	—	19,520
Net proceeds from exercise of unit options	1,067	—	—	—	1,067
Payment of tax withholding on issuance of LTIP awards	(2,604)	—	—	—	(2,604)
Distributions paid to noncontrolling interests	—	—	—	(10,707)	(10,707)
Other comprehensive loss	—	—	(31,038)	—	(31,038)
Noncash accrual for distribution equivalent rights	(1,328)	—	—	—	(1,328)
Other	1,156	—	—	(32)	1,124
Partners’ capital - December 31, 2012	2,117,788	413,304	(158,779)	16,527	2,388,840
Net income	143,554	16,719	—	4,152	164,425
Acquisition of additional interest in WesPac	(8,232)	—	—	(1,495)	(9,727)
Distributions paid to unitholders	(432,508)	—	—	3,679	(428,829)
Conversion of Class B Units to LP Units	430,023	(430,023)	—	—	—
Net proceeds from issuance of units	902,976	—	—	—	902,976
Amortization of unit-based compensation awards	21,781	—	—	—	21,781
Net proceeds from exercise of unit options	1,277	—	—	—	1,277
Payment of tax withholding on issuance of LTIP awards	(5,034)	—	—	—	(5,034)
Distributions paid to noncontrolling interests	—	—	—	(7,850)	(7,850)
Other comprehensive income	—	—	55,227	—	55,227
Noncash accrual for distribution equivalent rights	(2,250)	—	—	—	(2,250)
Other	(158)	—	—	158	—
Partners’ capital - December 31, 2013	3,169,217	—	(103,552)	15,171	3,080,836
Net income	272,954	—	—	1,903	274,857
Acquisition of additional interest in WesPac	(7,933)	—	—	(1,577)	(9,510)
Noncontrolling equity in acquisition (Note 3)	—	—	—	208,998	208,998
Distributions paid to unitholders	(530,376)	—	—	3,178	(527,198)
Contributions from noncontrolling interests (Note 3)	—	—	—	16,400	16,400
Net proceeds from issuance of units	899,710	—	—	—	899,710
Amortization of unit-based compensation awards	21,499	—	—	—	21,499
Net proceeds from exercise of unit options	849	—	—	—	849
Payment of tax withholding on issuance of LTIP awards	(6,234)	—	—	—	(6,234)
Distributions paid to noncontrolling interests	—	—	—	(6,593)	(6,593)
Other comprehensive loss	—	—	(11,736)	—	(11,736)
Noncash accrual for distribution equivalent rights	(1,619)	—	—	—	(1,619)
Other	(151)	—	—	488	337
Partners’ capital - December 31, 2014	$3,817,916	$—	$(115,288)	$237,968	$3,940,596

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner and is a wholly owned subsidiary of Buckeye GP Holdings L.P. (“BGH”), a Delaware limited partnership that was previously publicly traded on the NYSE prior to Buckeye’s merger with BGH, with BGH as the surviving entity.  Effective November 5, 2014, BGH was merged with and into Buckeye GP, with Buckeye GP as the surviving entity.  As used in these Notes to Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

We were formed in 1986 and own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, miles of pipeline and active products terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  In September 2014, we expanded our network of marine midstream assets by acquiring a controlling interest in a company with assets located in Corpus Christi and the Eagle Ford play in Texas.  We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our consolidated financial statements:

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  The consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities (“VIEs”) of which we are the primary beneficiary.  A VIE is required to be consolidated by its primary beneficiary which is generally defined as the party who has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE.  We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary.  Third party or affiliate ownership interests in our consolidated VIEs are presented as noncontrolling interests.  All intercompany transactions are eliminated in consolidation.

Prior period amounts for certain receivables have been reclassified from “Prepaid and other current assets” to “Accounts receivable, net” in our consolidated balance sheets to conform to the current year presentation.  Such reclassifications had no impact on our results of operations.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

We regularly assess our legal obligations with respect to estimated retirements of certain of our long-lived assets to determine if an asset retirement obligation (“ARO”) exists. The fair value of a liability related to the retirement of long-lived assets is recorded at the time a regulatory or contractual obligation is incurred, including obligations to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an ARO is identified and a liability is recorded, a corresponding asset is recorded concurrently and is depreciated over the remaining useful life of the asset. After the initial measurement, the liability is periodically adjusted for costs incurred or settled, accretion expense, and any revisions made to the assumptions related to the retirement costs.  Generally, the fair value of the liability is determined based on estimates and assumptions related to: (i) future retirement costs; (ii) future inflation rates; and (iii) credit-adjusted risk-free interest rates.

Our assets generally consist of terminals that we own and underground liquid petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities. The significant majority of our rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service.  In addition, we assume substantially all of our common carrier properties operate indefinitely, as these assets generally serve in high-population and high-demand markets.  Accordingly, other than with respect to facilities that are expected to be taken out of service, we have recorded no liabilities, or corresponding assets because the future dismantlement and removal dates of the majority of our assets, and the amount of any associated costs, are indeterminable.  The ARO liability represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including: (i) timing of retirement of assets; (ii) methods of abandonment to be employed; and (iii) if applicable, our requirements under right-of-way agreements; therefore, it is likely that the ultimate costs to settle this liability will be different and such differences could be material.

The following table presents information regarding our AROs (in thousands):

ARO liability balance, January 1, 2013	$13,424
ARO settlements	(1,183)
Accretion expense	123
ARO related to Natural Gas Storage disposal group (1)	(1,447)
ARO liability balance, December 31, 2013 (2)	10,917
Decrease in ARO liability (3)	(3,798)
ARO settlements	(3,456)
ARO liability balance, December 31, 2014 (2)	$3,663

(1)         Amount is included in “Liabilities held for sale” in the accompanying consolidated balance sheet as of December 31, 2013.  See Note 4 for further information.

(2)         Amount includes $1.1 million and $8.3 million within “Accrued and other current liabilities” and $2.6 million and $2.6 million within “Other non-current liabilities” in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

(3)         In 2014, we recorded a $3.8 million reduction to our ARO related to the abandonment of a portion of our NORCO pipeline system.  See Note 5 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria as set forth in authoritative accounting guidance.  In December 2013, the Board of Directors of Buckeye GP (the “Board”) approved a plan to divest the natural gas storage facility and related assets that our former subsidiary, Lodi Gas Storage, L.L.C. (“Lodi”), owned and operated in Northern California.  We refer to this group of assets as our Natural Gas Storage disposal group.  Upon approval of the plan to sell our Natural Gas Storage disposal group, we classified the asset and liabilities of the business as “held for sale” on our consolidated balance sheet as of December 31, 2013.  The results of operations for our Natural Gas Storage disposal group have been segregated and presented as discontinued operations for all periods presented in these financial statements.

At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  As a result of our measurement of this disposal group at fair value less costs to sell, we recorded $169.0 million of asset impairment expense within “Loss from discontinued operations” on our consolidated statement of operations for the year ended December 31, 2013.

In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage disposal group.  As a result of the execution of the purchase and sale agreement, subsequent changes in the carrying value of the net assets of our Natural Gas Storage business and the completed sale in December 2014, we recorded an additional $23.4 million of asset impairment expense within “Loss from discontinued operations” on our consolidated statement of operations for the year ended December 31, 2014.  See Note 4 and Note 5 for additional information.

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. For all material acquisitions, we engage an independent valuation specialist to assist us in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodology.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments retrospectively to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date.  An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.  The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets.  The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.  Also, we expense any acquisition-related costs as incurred in connection with each business combination.

Business Segments

We operate and report in four business segments: (i) Pipelines & Terminals; (ii) Global Marine Terminals; (iii) Merchant Services; and (iv) Development & Logistics.  See Note 25 for discussion of our business segments.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt.  Interest capitalized for the years ended December 31, 2014, 2013 and 2012 was $9.9 million, $7.0 million and $9.2 million, respectively.  The weighted average rates used to capitalize interest on borrowed funds was 4.9%, 4.7% and 4.5% for the years ended December 31, 2014, 2013 and 2012, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash equivalents represent all highly marketable securities with original maturities of three months or less.  The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments.

Comprehensive Income

Our comprehensive income is determined based on net income adjusted for unrealized gains and losses on derivative instruments for our hedging transactions, reclassification of derivative gains and losses to net income, recognition of costs related to our pension and post-retirement benefit plans and adjustments to the funded status of our pension and post-retirement benefit plans.

Concentration of Credit Risk and Trade Receivables

Trade receivables of $255.0 million and $326.2 million as of December 31, 2014 and 2013, respectively, are primarily due from oil and natural gas companies, refineries, marketing and trading companies, and commercial airlines.  These concentrations of customers may affect our overall credit risk as these customers may be similarly affected by changes in economic, regulatory or other factors.   We extend credit to customers and manage our credit risks through credit analysis and monitoring procedures, including credit approvals, credit limits and right of offset.  Also, we manage our risk using letters of credit, prepayments and guarantees.

Trade receivables represent valid claims against non-affiliated customers and are recognized when products are sold or services are rendered. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We review the adequacy of the allowance for doubtful accounts monthly by making judgments regarding future events and trends based on the: (i) customers’ historical relationship with us; (ii) customers’ current financial condition; and (iii) current and projected economic conditions.

The following table presents activity in the allowance for doubtful accounts at the dates indicated (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of period	$2,019	$3,425	$2,348
Charged to expense	3,985	6	1,533
Write-offs, net of recoveries	(220)	(1,412)	(456)
Balance at end of period	$5,784	$2,019	$3,425

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize these transactions on our consolidated balance sheets as assets and liabilities based on the instrument’s fair value. Changes in fair value of derivative instrument contracts are recognized in the current period in earnings unless specific hedge accounting criteria are met.  If the derivative instrument is designated as a hedging instrument in a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item.  If the derivative instrument is designated as a hedging instrument in a cash flow hedge, gains and losses incurred on the instrument are recorded in other comprehensive income.  In both cases, any gains or losses incurred on the derivative instrument that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings.  Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income to earnings when the forecasted transaction occurs and affects net income or, as appropriate, over the economic life of the underlying asset or liability.  Gains and losses related to a derivative instrument designated as a hedge of a forecasted transaction that is no longer likely to occur is immediately recognized in earnings.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To qualify as a hedge, the item to be hedged must expose us to risk and we must have an expectation that the related hedging instrument will be effective at reducing or mitigating that exposure.  In accordance with the hedging requirements, we document all hedging relationships at inception and include a description of the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, the method for assessing effectiveness of the hedging instrument in offsetting the hedged risk and the method of measuring any ineffectiveness. We link all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on our consolidated balance sheets or to specific firm commitments or forecasted transactions.  When an event or transaction occurs, such as the sale of hedged fuel inventory or the expiration of derivative contracts, we discontinue hedge accounting.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in designated hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.  We measure ineffectiveness by comparing the change in fair value of the hedge instrument to the change in fair value of the hedged item.  The time value component is excluded from our hedge assessment and reported directly in earnings.

Earnings per Unit

Basic earnings per unit from continuing operations, which includes LP Units and Class B Units (as defined in Note 22), is determined by dividing our income from continuing operations, after deducting the amount allocated to noncontrolling interests, by the weighted average units outstanding for the period.  Diluted earnings per unit from continuing operations is calculated using the same methodology, except the weighted average units outstanding includes any dilutive effect of LP Unit option grants or grants under the 2013 Long-Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”).  A similar calculation is performed for basic and diluted earnings per unit from discontinued operations, except loss from discontinued operations is divided by the weighted average units outstanding for the period.  See Note 20 for more information.

Environmental Expenditures

We are subject to federal, state and local laws and regulations relating to the protection of the environment, which require us to remove or remedy the effect of the disposal or release of specified substances at our operating sites.  We record environmental liabilities at a specific site when environmental assessments indicate remediation efforts are probable, and costs can be reasonably estimated  based upon past experience,  discussions with operating personnel, advice of outside engineering and consulting firms, discussion with legal counsel or current facts and circumstances. The estimates related to environmental matters are uncertain because: (i) estimated future expenditures are subject to cost fluctuations and change in estimated remediation period; (ii) unanticipated liabilities may arise; and (iii) changes in federal, state and local environmental laws and regulations may significantly change the extent of remediation.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investments

We account for investments in entities in which we do not exercise control, but have significant influence, using the equity method of accounting.  Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the total investment exceeds the proportionate share of the book value of the net assets of the investment.  Such excess investment not related to any specific accounts of the investee are treated as goodwill and not amortized.  Amounts associated with specific accounts of the investee are amortized.  We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment.  In the event that the loss in value of an investment is “other than temporary”, we record a charge to earnings to adjust the carrying value to fair value. Estimates of future cash flows that would be used to determine fair value include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) probabilities assigned to different cash flow scenarios.  A significant change in these underlying assumptions could result in an impairment charge.  There were no impairments of our equity investments for the years ended December 31, 2014, 2013 or 2012.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  Our fair value estimates are based on either: (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates.  These inputs may be either readily observable, corroborated by market data or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

•                  Level 2 inputs — quoted market prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•                  Level 3 inputs — prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.  These inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.

We categorize our financial assets and liabilities using this hierarchy at each balance sheet reporting date.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency.  The functional currency of our operations in BORCO and St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the consolidated statements of operations.  The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2014, 2013 and 2012.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment: (i) on an annual basis on January 1 of each year or (ii) on an interim basis if circumstances indicate it is more likely than not the fair value of a reporting unit is less than its fair value.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.  A reporting unit is a business segment or one level below a business segment for which discrete financial information is available and regularly reviewed by segment management.  Our reporting units are our business segments, with the exception of our Global Marine Terminals segment.  Our reporting units to which goodwill has been allocated in our Global Marine Terminals segment consist of the following: (i) our legacy operations in the Caribbean and New York Harbor; and (ii) the newly acquired operations in Buckeye Texas.

We may perform a qualitative assessment to determine whether the fair value of our reporting units are more likely than not less than the carrying amount.  If we believe the fair value is less than the carrying amount, we will perform step one of the two-step goodwill impairment test.  The first step of the goodwill impairment test determines whether an impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is indicated.  If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment is indicated and the second step of the test is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method.  The present value of future cash flows is estimated using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization.  We evaluate industry and market conditions for purposes of weighting the income and market valuation approach.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, outside the continental U.S., our operations at BORCO and St. Lucia are exempt from income taxes.  Our operations at BORCO are tax exempt by the Bahamian government pursuant to concessions granted under the Hawksbill Creek Agreement between the Government of The Bahamas and the Grand Bahama Port Authority through 2015.  Our operations in St. Lucia are exempt from income taxes and duties pursuant to concessions granted under the terms of a tax concession agreement effective in 2007 and in effect for a minimum of 50 years.  Our operations at the Yabucoa terminal are subject to income taxes within the Commonwealth of Puerto Rico.  Buckeye Caribbean Terminals LLC (“Buckeye Caribbean”) files annual income tax returns with the Puerto Rico Treasury Department and in 2002, was granted partial exemption under the Tax Incentives Act of 1998 (the “Act”).  Under the current terms of the grant, Buckeye Caribbean is subject to an income tax rate of 4% to 7% on industrial development income.  The grant also provides additional exemptions as follows: (i) 90% exempt from real and personal property taxes; (ii) 60% exempt from municipal taxes on industrial development income; and (iii) 100% exempt from excise taxes imposed under Subtitle C of the Puerto Rico Internal Revenue Code, to the extent provided in Section 6(c) of the Act.  This favorable tax rate is scheduled to expire in 2022.

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

Our current and deferred income tax expense (benefit) was $0.7 million and ($0.2) million, respectively, for the year ended December 31, 2014, $0.7 million and $0.4 million, respectively, for the year ended December 31, 2013 and $1.1 million and ($1.8) million, respectively, for the year ended December 31, 2012.  We have no unrecognized tax benefits related to uncertain tax positions.

Intangible Assets

Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Intangible assets that have finite useful lives are amortized over their useful lives.  Intangible assets include contracts and customer relationships. The fair values of these intangibles are based on the present value of cash flows attributable to the customer relationship or contract, which includes management’s estimates of revenue and operating expenses and costs relating to utilization of other assets to fulfill such contracts.  The customer contracts are being amortized over their contractual lives with a range of 1 to 10 years.  For the customer relationships, we determine the recovery period based on historical customer attrition rates and management’s assumptions on future events, including customer demand, contract renewal, useful lives of related assets and market conditions.  The customer relationships are being amortized over the estimated recovery period of 12 to 20 years.  When necessary, intangible assets’ useful lives are revised and the impact on amortization is reflected on a prospective basis.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We determine the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal.   If the sum of the estimated undiscounted future cash flows exceeds the carrying amount, no impairment is necessary.  If the carrying amount exceeds the sum of the undiscounted cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.  Estimates of undiscounted future cash flows include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) estimates of useful lives of the assets.  Such estimates of future undiscounted net cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions.

Net Income Allocation

We previously allocated the net income attributable to Buckeye to the LP Unitholders and Class B Unitholders based on the weighted average LP Units and Class B Units (as defined in Note 22) outstanding during the period.  Following the conversion of all Class B Units into LP Units effective September 1, 2013, the net income attributable to Buckeye is allocated entirely to the LP Unitholders.

Noncontrolling Interests

The consolidated balance sheets and statements of operations include noncontrolling interests that relate primarily to Buckeye Texas Partners LLC (“Buckeye Texas”), Buckeye Pipe Line Services Company (“Services Company”) and portions of the Sabina crude butadiene pipeline (the “Sabina Pipeline”) and WesPac Pipelines — Memphis LLC (“WesPac Memphis”) that are not owned by Buckeye.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from terminalling and storage operations is recognized as services are performed.  Storage and terminalling revenue include storage fees, which are generated when we provide storage capacity, and terminalling or throughput fees, which are generated when we receive liquid petroleum products from one connecting pipeline and redeliver such products to another connecting carrier or to customers through a truck-loading rack.  We generate revenue through a combination of month-to-month and multi-year storage capacity and terminalling service arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized.  Terminalling fees are recognized as the refined petroleum product or crude oil exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck-loading rack.  In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume exits the terminal or when the counterparty’s ability to meet the minimum volume commitment has expired.  Butane blending revenues are recognized as blending activities are completed and include the change in the fair value of financial derivative instruments used to manage the commodity price risk associated with narrowing gasoline-to-butane pricing spreads.

Global Marine Terminals segment.  Revenue from terminalling and storage operations is recognized as the services are performed.  Storage and terminalling revenue includes storage fees, which are generated when we provide storage capacity, and terminalling or throughput fees, which are generated when we receive liquid petroleum products from sea going vessels or trucks and redeliver such products to customers through marine terminals or truck-loading racks, respectively.  We generate revenue through a combination of multi-year storage capacity and terminalling service arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized.  Terminalling fees are recognized as the liquid petroleum product exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck-loading rack or vessel.  In addition, we have agreements that require counterparties to throughput a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume exits the terminal or when the counterparty’s ability to meet the minimum volume has expired.  Revenue from other ancillary services is recognized in the accounting period in which the services are rendered.

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

Unit-Based Compensation

We award unit-based compensation to employees and directors primarily under the LTIP.  All unit-based payments to employees under the LTIP, including grants of phantom units and performance units, are recognized in our consolidated statements of operations based on their fair values.  The fair values of both the performance unit and phantom unit grants are based on the average market price of our LP Units on the date of grant.  Compensation expense equal to the fair value of those performance unit and phantom unit awards that are expected to vest is estimated and recorded over the period the grants are earned, which is the vesting period.  Compensation expense estimates are updated periodically.  The vesting of the performance unit awards is also contingent upon the attainment of predetermined performance goals.  Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

We evaluate our financial interests in business enterprises to determine if they represent variable interest entities of which we are the primary beneficiary.  If such criteria are met (as discussed above in “Basis of Presentation and Principles of Consolidation”), we reflect these entities as consolidated subsidiaries.  Third party or affiliate ownership interests in our consolidated VIEs are presented as noncontrolling interests.

In September 2014, we acquired an 80% interest in Buckeye Texas, a newly-formed entity.   See Note 3 for more information.

3.  ACQUISITIONS AND DISPOSITION

Business Combinations

2014 Transaction

In September 2014, we acquired an 80% interest in Buckeye Texas,  a newly-formed entity, for $821.0 million, net of cash acquired of $15.0 million and working capital and capital expenditure adjustments required by the contribution agreement with Trafigura Corpus Christi Holdings Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura Trading LLC, formerly known as Trafigura AG (“Trafigura”), are constructing a vertically integrated system of midstream assets, including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, a condensate splitter and liquefied petroleum gas (“LPG”) storage complex in Corpus Christi, Texas and three crude oil and condensate gathering facilities in the Eagle Ford play.  Upon completion of the initial build-out, which is expected to be completed in the second half of 2015, the assets will form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the refining complex in Corpus Christi.  The Corpus Christi facilities have five vessel berths, including three deep-water docks, and upon completion of the initial build-out, they will offer 6.3 million barrels of liquid petroleum products storage capacity along with rail and truck loading/unloading capability. In addition, three field gathering facilities with associated storage and pipeline connectivity will allow Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi. The initial build-out of these facilities has been and continues to be funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura that support substantially all the capacity and cash flows expected from these assets.  Buckeye Texas does not have sufficient resources to complete its initial build-out and activities without financial support of its joint owners.  Accordingly, we concluded Buckeye Texas is a variable interest entity (“VIE”) of which we are the primary beneficiary.  In making this conclusion, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the assets.  We consolidated Buckeye Texas due to our conclusion that Buckeye Texas is a VIE and we are the primary beneficiary.  The operations of these assets are reported in the Global Marine Terminals segment.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition cost has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the Buckeye Texas operations with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of December 31, 2014 are subject to change pending final valuation analysis, and due to timing of available preliminary valuation information, such changes, particularly to intangible assets and goodwill, could be material.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Current assets	$23,461
Property, plant and equipment	527,390
Intangible assets	376,000
Goodwill	172,632
Current liabilities	(54,495)
Noncontrolling interests	(208,998)
Allocated purchase price	$835,990

The pro forma impact of this acquisition was not significant to our results for the years ended December 31, 2014 or 2013, as significant assets are still under construction.

2013 Transaction

In December 2013, we acquired certain wholesale distribution contracts and 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels from Hess Corporation (“Hess”) for $856.4 million, net of cash acquired (the “Hess Terminals Acquisition”).  The 19 domestic terminals are located primarily in major metropolitan locations along the U.S. East Coast and have approximately 29 million barrels of aggregate liquid petroleum products storage capacity, including approximately 15 million barrels of capacity strategically located in New York Harbor.  These terminals have access to products supplied by marine vessels and barges as well as pipelines.  Excluding the Port Reading and Raritan Bay terminals, which are reported as part of our Global Marine Terminals segment, the operations of these domestic terminals acquired from Hess are reported in our Pipelines & Terminals segment.  The terminal on St. Lucia in the Caribbean has approximately 10 million barrels of crude oil and refined petroleum products storage capacity with deep-water access, and its operations are reported in our Global Marine Terminals segment.  The operations relating to the wholesale distribution contracts are reported in our Merchant Services segment.  We allocated $6.0 million of goodwill resulting from the Hess Terminals Acquisition to the Pipelines & Terminals reporting unit due to expected growth opportunities from one of the domestic terminals with high throughput volumes.  The remaining $3.4 million of goodwill was allocated to the Merchant Services reporting unit as it relates to the wholesale distribution contracts, which will enhance our wholesale distribution and rack marketing business.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Hess.

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

Current assets	$16,533
Property, plant and equipment	802,101
Intangible assets	30,520
Goodwill	9,375
Current liabilities	(882)
Environmental liabilities	(1,270)
Allocated purchase price	$856,377

Unaudited Pro forma Financial Results for Hess Terminals Acquisition

Our consolidated statements of operations do not include earnings from the terminals acquired from Hess (the “Hess Terminals”) prior to December 11, 2013, the effective date of the Hess Terminals Acquisition.  The preparation of unaudited pro forma financial information for the Hess Terminals Acquisition is impracticable due to the fact that Hess historically operated the domestic terminals primarily as part of its integrated distribution network and therefore, meaningful historical revenue information is not available.  The following table summarizes revenue and net income related to the assets acquired from Hess included in our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013

Revenue	$1,312,305	$8,734
Net income (loss) (1)	54,670	(7,657)

(1)         Includes transition expenses of $8.2 million and $11.8 million for the years ended December 31, 2014 and 2013, respectively.

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

Current assets	$547
Property, plant and equipment	198,091
Intangible assets	13,350
Goodwill	58,267
Environmental liabilities	(9,943)
Allocated purchase price	$260,312

Other Acquisition

In April 2014, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased an additional 10% ownership interest in WesPac Pipelines — Memphis LLC (“WesPac Memphis”) from Kealine LLC for $9.5 million.  As a result of the acquisition, our ownership interest in WesPac Memphis increased from 80% to 90%.  Since BPH retained controlling interest in WesPac Memphis, this acquisition was accounted for as an equity transaction.  Previously, in April 2013, BPH had purchased an additional 10% ownership interest in WesPac Memphis for $9.7 million, increasing our ownership interest in WesPac Memphis from 70% to 80%, and in September 2012, BPH had purchased an additional 20% ownership interest in WesPac Memphis for $17.3 million, increasing our ownership interest in WesPac Memphis from 50% to 70%.  These acquisitions were also accounted for as equity transactions since BPH retained controlling interest in WesPac Memphis.

Disposition

In December 2014, we completed the sale of all of the outstanding limited liability company interests in Lodi, our Natural Gas Storage business, to Brookfield Infrastructure and its institutional partners (“Brookfield”) for $103.4 million in cash, net of expenses and working capital adjustments of $1.6 million.  Refer to Note 4 and Note 5 for further information.

4.  DISCONTINUED OPERATIONS

In December 2013, the Board approved a plan to divest our Natural Gas Storage disposal group.  Accordingly, we classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our accompanying consolidated balance sheet as of December 31, 2013 and discontinued depreciation and amortization of the Natural Gas Storage disposal group’s property, plant and equipment.  We have reported the results of operations for the disposal group as discontinued operations for the years ended December 31, 2014, 2013 and 2012.

In December 2014, we completed the sale of our Natural Gas Storage disposal group for $103.4 million in cash, net of expenses and working capital adjustments of $1.6 million.  We recorded asset impairment charges of $23.4 million and $169.0 million within “Loss from discontinued operations” on our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.  See Note 5 and Note 18 for further discussion.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the results from discontinued operations (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue	$25,862	$55,757	$71,339
Depreciation and amortization	—	7,608	7,567
Loss from discontinued operations	(59,641)	(187,174)	(5,328)

We classified the disposal group as “Assets held for sale” and “Liabilities held for sale” in our accompanying consolidated balance sheet as of December 31, 2013.  The total assets and liabilities held for sale consisted of the following (in thousands):

Property, plant and equipment, net	$157,261
Other current assets	24,443
Other non-current assets	4
Assets held for sale	$181,708

Accounts payable	$2,182
Accrued liabilities and other current liabilities	8,947
Other non-current liabilities	26,638
Liabilities held for sale	$37,767

5.  ASSET IMPAIRMENTS

Natural Gas Storage Disposal Group

In connection with the classification of our Natural Gas Storage disposal group as held for sale (as discussed in Note 4 above), we performed a valuation to measure the disposal group at fair value less costs to sell (see Note 18 for more information).  The estimated fair value less costs to sell was determined to be less than its carrying value, which resulted in the recognition of a non-cash asset impairment charge of $169.0 million in the fourth quarter of 2013, which included the write-down of long-lived assets.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage disposal group.  As a result of the execution of the purchase and sale agreement, subsequent changes in the carrying value of the net assets of our Natural Gas Storage disposal group and the completed sale in December 2014 (as discussed in Note 4), we recorded additional non-cash asset impairment charges of $23.4 million during the year ended December 31, 2014.  We recorded these asset impairment charges within “Loss from discontinued operations” on our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.  Refer to Note 18 for further discussion.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORCO Pipeline System

During the third and fourth quarters of 2012, management performed extensive integrity tests on a portion of our NORCO pipeline system, consisting of approximately 169 miles of liquid petroleum products pipelines and related assets in Indiana and Illinois. Upon completion of the integrity tests in the fourth quarter of 2012, management determined that projected integrity costs, which included work required to maintain the line to our integrity standards, were in excess of the amounts that would be recoverable through operation of the line and proposed the abandonment of this portion of our NORCO pipeline system.  On December 13, 2012, the Board approved management’s plan.  Based on the determination to abandon this pipeline, we were able to estimate the settlement date for the asset retirement obligation and therefore recorded a liability of $12.1 million as of December 31, 2012 for our estimated costs of abandonment, which we began incurring in 2013.  We also compared the undiscounted future cash flows to the carrying value of the assets, including the asset retirement cost associated with the removal and decommissioning of the pipeline.  Since the carrying value exceeded the undiscounted cash flows, we estimated the fair value of the assets using the expected present value of future cash flows to be minimal and recorded a $60.0 million non-cash asset impairment charge in December 2012 in our Pipelines & Terminals segment.  In January 2013, we ceased operations on the affected portion of the system.  In 2014, we recorded a $3.8 million reduction in our ARO due to revised estimated costs of abandonment.  The ARO represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including assumptions about methods of abandonment to be employed and our requirements in applicable rights-of-way agreements.

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in August and October of 2014.  On August 5, 2014, a vessel allided with our terminal’s ship dock.  We incurred and will continue to incur damages for loss of use, which are still in the process of being quantified. Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We have commenced litigation against the vessel and her owner and are optimistic that we can recover all provable damages.  On October 5, 2014, a vessel struck and caused damage to a second dock operated at the Pennsauken facility.  We have put the vessel owners on notice of our intent to pursue them for reimbursement.  Repair estimates are approximately $10.0 million for each incident.  We are insured for all losses with respect to the allisions, subject to a $10.0 million deductible for property insurance per incident.  As of December 31, 2014 we had a $2.8 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing reimbursement of third party expenses.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The vessel owner has claimed that it is entitled to limit its liability to $17.0 million, but we are contesting the right of the vessel owner to such limitation.  The Bahamas court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel interests appealed, and The Bahamas Court of Appeals reversed, holding that the vessel interests may limit their liability.  Our application for leave to appeal the Court of Appeals’ decision to the Privy Council, was granted, and the appeal has been filed.  We can express no view on whether The Bahamas Court of Appeals decision ultimately will be affirmed or reversed.

We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs and reconstruction of the damaged sections are complete.

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been $23.0 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of December 31, 2014, we had a $6.2 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing reimbursement of the deductible and other third party expenses.  Additionally, we have received insurance reimbursements of $16.0 million, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  Our insurers have paid most of the claim and have now appeared in The Bahamas litigation.  As of December 31, 2014, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel interests filed a third-party complaint against BORCO and a BORCO subsidiary, Borco Towing Company Limited, alleging negligence by the pilots and tugs that assisted the Cape Bari berth.  We are investigating those allegations, but, at this time, we believe that we have defenses and intend to defend ourselves and pursue our claims against the vessel interests.  BORCO and Borco Towing Company Limited are insured for the alleged liability and the liability insurers are participating in the defense.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line Company, L.P. (“BPLC”) New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates.  On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 2014.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  In May 2014, a procedural schedule was established for this matter, providing for a hearing in March 2015 and an initial decision by August 2015.  In February 2015, we determined that there was sufficient basis to record a contingency for a possible settlement.  We recorded a reduction in revenue in the amount of $40.0 million for the year ended December 31, 2014 in our Pipelines & Terminals segment based upon a settlement offer made by BPLC to satisfy the claims for alleged past excessive charges through December 31, 2014.  While we continue to pursue settlement of this matter, we are not able to predict with certainty the timing or final outcome of the proceeding, should it be carried through to its conclusion, or whether we can reach a satisfactory settlement and, if so, whether or not it will be on more or less favorable terms.

FERC Docket No. OR14-41-000 — American Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 17, 2014, a complaint was filed with FERC by American Airlines.  It is similar to the Dkt. No. OR12-28-000 complaint (see above) in that it challenges BPLC’s rates for transportation of jet fuel from New Jersey to the three New York City airports, is not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint’s allegations are virtually identical to those in the other airline complaint proceeding.  On October 7, 2014, BPLC filed its answer to the complaint, contesting the airline’s allegations and presenting certain legal defenses to relief sought by the airline.  On December 18, 2014, FERC issued an order setting the complaint for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airline of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $3.0 million, $3.5 million and $6.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of December 31, 2014 and 2013, we recorded environmental remediation liabilities of $52.3 million and $57.2 million, respectively.  See Notes 13 and 15 for further information.  Costs incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At December 31, 2014 and 2013, we had $13.6 million and $10.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third party claims.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases —Where We are Lessee

We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Rental expense is charged to operating expenses on a straight-line basis over the period of expected benefit.  Contingent rental payments are expensed as incurred.  Total rental expense for the years ended December 31, 2014, 2013 and 2012 was $26.9 million, $24.9 million and $27.0 million, respectively.  The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31 (in thousands):

	Office Space		Land
	and Other	Equipment (1)	Leases (2)	Total

2015	$3,706	$3,924	$2,398	$10,028
2016	3,801	3,935	2,398	10,134
2017	3,893	968	2,398	7,259
2018	3,038	—	2,398	5,436
2019	2,831	—	2,398	5,229
Thereafter	6,093	—	92,262	98,355
Total	$23,362	$8,827	$104,252	$136,441

(1)         Includes BORCO facility leases for tugboats and a barge in our Global Marine Terminals segment.

(2)         Includes leases for properties in connection with both the jetty and inland dock operations in the Global Marine Terminals segment.

Additionally, our rights-of-way payments for the years ended December 31, 2014, 2013 and 2012 were $6.5 million, $6.1 million and $7.4 million, respectively; and are subject to an annual escalation for the remaining life of all pipelines and terminals.

7.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	December 31,
	2014	2013

Liquid petroleum products (1)	$226,898	$290,718
Materials and supplies	16,577	21,417
Total inventories	$243,475	$312,135

(1)         Ending inventory was 140.3 million and 102.1 million gallons of liquid petroleum products at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, approximately 90% and 81% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2014	2013
Prepaid insurance	$9,918	$9,909
Margin deposits	—	17,022
Unbilled revenue	3,556	1,177
Prepaid taxes	2,492	4,384
Vendor prepayments	136	1,553
Other	8,953	5,558
Total prepaid and other current assets	$25,055	$39,603

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	Estimated Useful	December 31,
	Lives (Years)	2014	2013

Land	N/A	$655,847	$614,663
Rights-of-way	(1)	104,754	104,491
Buildings and leasehold improvements	13-50	364,704	314,980
Jetties, subsea pipeline and docks	20-50	485,523	429,392
Gas storage facility	25-50	2,229	2,210
Pipelines and terminals	7-50	4,306,472	3,787,411
Vehicles, equipment and office furnishings	3-20	103,253	81,478
Construction in progress	N/A	445,165	188,685
Total property, plant and equipment		6,467,947	5,523,310
Less: Accumulated depreciation		(732,160)	(598,016)
Total property, plant and equipment, net		$5,735,787	$4,925,294

(1)         Rights-of-way assets are depreciated over the useful life of the related pipeline assets.

Depreciation expense was $148.4 million, $122.7 million and $120.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EQUITY INVESTMENTS

The following table presents our equity investments, all included within the Pipelines & Terminals segment, at the dates indicated (in thousands):

		December 31,
	Ownership	2014	2013

West Shore Pipe Line Company	34.6%	$57,123	$48,797
Muskegon Pipeline LLC	40.0%	16,175	15,116
Transport4, LLC	25.0%	503	503
South Portland Terminal LLC	50.0%	9,048	7,933
Total equity investments		$82,849	$72,349

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

West Shore Pipe Line Company	$8,621	$4,176	$4,330
Muskegon Pipeline LLC	1,059	(77)	891
Transport4, LLC	470	361	191
South Portland Terminal LLC	1,115	783	688
Total earnings from equity investments	$11,265	$5,243	$6,100

Summarized combined financial information for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee financial information in thousands):

	December 31,
	2014	2013
BALANCE SHEET DATA:
Current assets	$62,437	$40,241
Noncurrent assets	109,347	92,726
Total assets	$171,784	$132,967

Current liabilities	$28,242	$27,274
Other liabilities	50,598	42,011
Combined equity	92,944	63,682
Total liabilities and combined equity	$171,784	$132,967

	Year Ended December 31,
	2014	2013	2012
INCOME STATEMENT DATA:
Revenue	$88,417	$79,266	$74,691
Costs and expenses	(48,563)	(58,697)	(48,708)
Non-operating expense	(13,826)	(6,808)	(8,728)
Net income	$26,028	$13,761	$17,255

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by segment are as follows at the dates indicated (in thousands):

	Pipelines & Terminals	Global Marine Terminals	Merchant Services	Development & Logistics	Total

January 1, 2013	$313,271	$490,536	$1,132	$13,182	$818,121
Acquisition (1)	6,344	—	2,859	—	9,203
Purchase price adjustments (2)	(5,824)	—	—	—	(5,824)
Allocation resulting from segment realignment (3)	(47,358)	47,358	—	—	—
December 31, 2013	266,433	537,894	3,991	13,182	821,500
Acquisition (1)	—	172,632	—	—	172,632
Purchase price adjustments (2)	(335)	(930)	508	—	(757)
December 31, 2014	$266,098	$709,596	$4,499	$13,182	$993,375

(1)         See Note 3 for discussion of our acquisitions.

(2)         Goodwill is recorded at the acquisition date based on preliminary fair value information.  Subsequent to the acquisition but not to exceed one year from the acquisition date, we record any material adjustments retrospectively to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. During 2013 and 2014, we recorded adjustments to the purchase price allocations for the Perth Amboy Facility and Hess Terminals acquisitions, respectively.  See Note 3 for discussion of our acquisitions.

(3)         The realignment of our business segments in December 2013 resulted in a change in the composition of our reporting units.  Accordingly, we reassigned a portion of the goodwill acquired as part of our acquisition of the Perth Amboy Facility, previously reported in the Pipelines & Terminals segment, to the Global Marine Terminals segment.  We allocated $11.8 million of the $58.3 million goodwill resulting from our acquisition of the Perth Amboy Facility in 2012 to the Pipelines & Terminals reporting unit since the Perth Amboy Facility benefits our existing pipeline and terminal assets and provides a gateway to our domestic pipeline and terminal network from the New York Harbor.  The remaining goodwill of $46.5 million, assigned to the Global Marine Terminals’ reporting unit, is attributable to expansion opportunities at the Perth Amboy Facility expected to create value by further extending our integrated network of marine terminals.

For our annual goodwill impairment tests as of January 1, 2015 and 2014, we performed a qualitative assessment to determine whether the fair value of the Pipelines & Terminals reporting unit was more likely than not less than the carrying value.  Based on economic conditions and industry and market considerations, we determined the fair value of the reporting unit exceeded the carrying value; therefore, the two-step impairment test was not required.  Additionally, we performed quantitative assessments to determine the fair value of each of the remaining reporting units.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value.  Therefore, we did not record any goodwill impairment for the years ended December 31, 2014 and 2013.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of the following at the dates indicated (in thousands):

	December 31,
	2014	2013

Customer relationships	$231,620	$231,620
Accumulated amortization	(57,246)	(44,144)
Net carrying amount	174,374	187,476

Customer contracts (1)	446,233	70,233
Accumulated amortization	(66,683)	(32,345)
Net carrying amount	379,550	37,888
Total intangible assets, net	$553,924	$225,364

(1)         Amount includes customer contracts with contractual lives ranging from 7 to 10 years acquired in September 2014 in connection with the Buckeye Texas Partners Transaction.  See Note 3 for further discussion.

For the years ended December 31, 2014, 2013 and 2012, amortization expense related to intangible assets was $47.4 million, $24.4 million and $24.7 million, respectively.  Amortization expense related to intangible assets is expected to be $63.0 million for 2015, $68.0 million for 2016, $66.6 million for 2017, $65.7 million for 2018 and $64.9 million for 2019.

12.  OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2014	2013

Debt issuance costs, net	$24,908	$21,024
Insurance receivables related to environmental remediation reserves	8,111	7,803
Indemnification asset (see Note 6)	17,720	17,720
BORCO jetty insurance receivable (see Note 6)	6,178	5,000
Pennsauken allision third party receivable (see Note 6)	2,769	—
Derivative assets	2,919	—
Other	25,249	8,423
Total other non-current assets	$87,854	$59,970

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2014	2013

Taxes - other than income	$19,619	$15,323
Accrued employee benefit liabilities	4,528	5,069
Accrued environmental remediation liabilities	12,315	11,555
Interest payable	57,958	53,428
Unearned revenue	23,329	18,273
Compensation and vacation	24,087	25,087
Accrued capital expenditures	31,178	27,812
Margin deposits	14,077	—
Unfavorable storage contracts (1)	11,071	11,071
ARO (2)	1,067	8,317
Litigation contingency reserve (3)	40,000	—
Other	55,795	51,149
Total accrued and other current liabilities	$295,024	$227,084

(1)         Amounts relate to the unfavorable storage contracts acquired in connection with the BORCO acquisition in 2011.  We recognized $11.1 million and $11.0 million of revenue during the years ended December 31, 2014 and 2013, respectively.  Revenue to be recognized related to these unfavorable storage contracts is expected to be $11.1 million for 2015 and $6.0 million for 2016.

(2)         See Note 5 for a discussion of the ARO recorded in connection with the abandonment of a portion of our NORCO pipeline system.

(3)         Amount relates to a litigation contingency reserve associated with ongoing FERC litigation proceedings.  See Note 6 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  LONG-TERM DEBT

Long-term debt consists of the following at the dates indicated (in thousands):

	December 31,
	2014	2013

5.300% Notes due October 15, 2014 (1)	$—	$275,000
5.125% Notes due July 1, 2017 (1)	125,000	125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
2.650% Notes due November 15, 2018 (1)	400,000	400,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
4.875% Notes due February 1, 2021 (1)	650,000	650,000
4.150% Notes due July 1, 2023 (1)	500,000	500,000
4.350% Notes due October 15, 2024 (1)	300,000	—
6.750% Notes due August 15, 2033 (1)	150,000	150,000
5.850% Notes due November 15, 2043 (1)	400,000	400,000
5.600% Notes due October 15, 2044 (1)	300,000	—
Credit Facility due September 30, 2019	166,000	255,000
Unamortized discounts	(11,014)	(11,289)
Total debt	3,554,986	3,318,711
Less: Current portion of line of credit (2)	(166,000)	(226,000)
Total long-term debt	$3,388,986	$3,092,711

(1)         We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

(2)         The line of credit is classified as a current liability in our consolidated balance sheets as related funds are used to finance the Buckeye Merchant Service Companies’ current working capital needs.

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,

2015	$166,000
2016	—
2017	125,000
2018	700,000
2019	275,000
Thereafter	2,300,000
Total	$3,566,000

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

In September 2014, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC (“BES”), Buckeye West Indies Holdings LP (“BWI”) and Buckeye Caribbean Terminals LLC (“BCT”), as borrowers, modified and extended (through a new credit agreement) our existing revolving credit facility with SunTrust Bank to provide an increase in borrowing capacity of $250.0 million, resulting in a total borrowing capacity of $1.5 billion dated September 30, 2014 (the “Credit Facility”), of which BES, BWI and BCT, collectively the Buckeye Merchant Service Companies (“BMSC”), share a sublimit of $500.0 million.  The Credit Facility’s maturity date is September 30, 2019, with an option to extend the term for up to two one-year periods and a $500.0 million accordion option to increase the commitments, with the consent of the lenders.  At the time of the transaction, we had $2.7 million of remaining unamortized deferred financing costs, and we incurred additional debt issuance costs of $2.1 million in connection with the modification and extension of the Credit Facility.  These amounts are included in other non-current assets and are being amortized over the new term of the agreement.

Under the Credit Facility, interest accrues on advances at the London Interbank Offered Rate (“LIBOR”) rate or a base rate plus an applicable margin based on the election of the applicable borrower for each interest period.  The issuing fees for all letters of credit are also based on an applicable margin.  The applicable margin used in connection with interest rates and fees is based on the credit ratings assigned to our senior unsecured long-term debt securities.  The applicable margin for LIBOR rate loans, swing line loans, and letter of credit fees ranges from 1.0% to 1.75% and the applicable margin for base rate loans ranges from 0% to 0.75%.  Buckeye and BMSC will also pay a fee based on our credit ratings on the actual daily unused amount of the aggregate commitments.

At December 31, 2014, BMSC had $166.0 million collectively outstanding under the Credit Facility, all of which was classified as current liabilities in our consolidated balance sheets, as related funds were used to finance current working capital needs.  The weighted average interest rate for borrowings under the Credit Facility was 1.7% at December 31, 2014.  The Credit Facility includes covenants limiting, as of the last day of each fiscal quarter, the ratio of consolidated funded debt (“Funded Debt Ratio”) to consolidated EBITDA, as defined in the Credit Facility, measured for the preceding twelve months, to not more than 5.0 to 1.0.  This requirement is subject to a provision for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization determined on a consolidated basis.  At December 31, 2014, our Funded Debt Ratio was 4.06 to 1.00.  At December 31, 2014, we were in compliance with the covenants under our Credit Facility.

At December 31, 2014 and 2013, we had committed $0.8 million and $7.7 million, respectively, in support of letters of credit.  The obligations for letters of credit are not reflected as debt on our consolidated balance sheets.

Notes Offerings

In September 2014, we issued an aggregate of $600.0 million of senior unsecured notes in an underwritten public offering, including the $300.0 million of 4.350% Notes due on October 15, 2024 (the “4.350% Notes”) and the $300.0 million of 5.600% Notes due on October 15, 2044 (the “5.600% Notes”), at 99.825% and 99.876%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $5.3 million, were $593.8 million.  We used the net proceeds from this offering to fund a portion of the Buckeye Texas Partners Transaction (see Note 3), to settle all interest rate swaps relating to the forecasted refinancing of the 5.300% Notes for $51.5 million (see Note 17) and for general partnership purposes.  We also used the net proceeds to reduce the indebtedness outstanding under our Credit Facility.

In November 2013, we issued an aggregate of $800.0 million of senior unsecured notes in an underwritten public offering, including the $400.0 million of 2.650% Notes maturing on November 15, 2018 (the “2.650% Notes”) and the $400.0 million of 5.850% Notes maturing on November 15, 2043 (the “5.850% Notes”), at 99.823% and 98.581%, respectively, of their principal amounts.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $5.9 million, were $787.7 million.  We used the net proceeds from this offering for general partnership purposes and to fund the Hess Terminals Acquisition (see Note 3).

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2013, we issued $500.0 million of senior unsecured 4.150% Notes maturing on July 1, 2023 (the “4.150% Notes”) in an underwritten public offering at 99.81% of their principal amount.  Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs of $3.3 million, were $495.8 million.  We used the net proceeds from this offering for general partnership purposes and to repay amounts due under our Credit Facility, a portion of which was subsequently reborrowed in July 2013 in order to repay in full the $300.0 million of 4.625% Notes due on July 15, 2013 and $6.9 million of related accrued interest.  We also settled all interest rate swaps relating to the 4.150% Notes for $62.0 million during June 2013.

Extinguishment of Debt

In October 2014, we repaid in full the $275.0 million principal amount outstanding under the 5.300% Notes due on October 15, 2014 (the “5.300% Notes”) and $7.3 million of related accrued interest using funds available under our Credit Facility.

15.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2014	2013

Accrued employee benefit liabilities	$44,364	$43,199
Accrued environmental remediation liabilities	39,993	45,631
Deferred consideration	16,131	15,264
Liability related to investment tax credit (See Note 6)	17,720	17,720
Unfavorable storage contracts (1)	5,979	17,050
ARO (2)	2,596	2,600
Derivative liabilities	2,620	—
Other	5,148	5,509
Total other non-current liabilities	$134,551	$146,973

(1)         Amounts relate to the unfavorable storage contracts acquired in connection with the BORCO acquisition in 2011.  See Note 13 for further discussion.

(2)         See Note 5 for a discussion of the ARO recorded in connection with the abandonment of a portion of our NORCO pipeline system.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at the dates indicated (in thousands):

	December 31,
	2014	2013

Unrealized losses on derivative instruments	$—	$(30,045)
Net loss on settlement of interest rate swaps, net of amortization	(104,165)	(62,449)
Adjustments to funded status of benefit plans	(11,123)	(11,058)
Total accumulated other comprehensive loss	$(115,288)	$(103,552)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations.  We use derivative instruments to manage risks.

Interest Rate Derivatives

From time to time, we utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued.  When entering into interest rate swap transactions, we become exposed to both credit risk and market risk.  We are subject to credit risk when the change in fair value of the swap instrument is positive and the counterparty may fail to perform under the terms of the contract.  We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the swaps.  We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings.  We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance generally associated with the maturity of an existing debt obligation.  We designate the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.

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

In September 2014, we issued $300.0 million of senior unsecured notes (see Note 14 for further discussion) and also settled the related six forward-starting interest rate swaps for $51.5 million.  As a result of the interest rate swap settlement, we recognized $1.1 million hedge ineffectiveness in interest and debt expense attributable to the timing difference between when the swaps were settled and when they were forecasted to settle.  In June 2013, we issued $500.0 million of the 4.150% Notes (see Note 14 for further discussion) and also settled the related six forward-starting interest rate swaps for $62.0 million.  As a result of the interest rate swap settlement, we recognized $0.9 million hedge ineffectiveness in interest and debt expense attributable to the timing difference between when the swaps were settled and when they were forecasted to settle.

During the years ended December 31, 2014 and 2013, unrealized loss of $21.4 million and unrealized gain of $37.7 million, respectively, were recorded in AOCI to reflect the change in the fair values of the forward-starting interest rate swaps.  Over the next twelve months, we expect to reclassify $12.2 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The loss consists primarily of the amortization of our settled forward-starting interest rate swaps.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our commodity derivative instruments outstanding at December 31, 2014 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	45,002	4,881	Mark-to-market
Physical index derivative contracts	75,335	—	Mark-to-market
Futures contracts for refined petroleum products	35,070	5,586	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	126,097	—	Fair Value Hedge

(1)         Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2014
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Total
Physical fixed price derivative contracts	$42,005	$—	$42,005	$(12)	$41,993
Physical index derivative contracts	112	—	112	(59)	53
Futures contracts for refined products	150,352	30,702	181,054	(153,911)	27,143
Total current derivative assets	192,469	30,702	223,171	(153,982)	69,189
Physical fixed price derivative contracts	2,919	—	2,919	—	2,919
Total non-current derivative assets	2,919	—	2,919	—	2,919
Physical fixed price derivative contracts	(1,502)	—	(1,502)	12	(1,490)
Physical index derivative contracts	(371)	—	(371)	59	(312)
Futures contracts for refined products	(153,911)	—	(153,911)	153,911	—
Total current derivative liabilities	(155,784)	—	(155,784)	153,982	(1,802)
Physical fixed price derivative contracts	(5)	—	(5)	—	(5)
Futures contracts for refined products	(2,615)	—	(2,615)	—	(2,615)
Total non-current derivative liabilities	(2,620)	—	(2,620)	—	(2,620)
Net derivative assets	$36,984	$30,702	$67,686	$—	$67,686

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our hedged inventory portfolio extends to the third quarter of 2015.  The majority of the unrealized gain at December 31, 2014 for inventory hedges represented by futures contracts of $30.7 million will be realized by the first quarter of 2015 as the related inventory is sold.  At December 31, 2014, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond June 2016.  In addition, at December 31, 2014, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Location	2014	2013

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$50,293	$(14,621)
Physical index derivative contracts	Product sales	(73)	1,086
Physical fixed price derivative contracts	Cost of product sales	4,352	9,372
Physical index derivative contracts	Cost of product sales	(849)	(910)
Futures contracts for refined products	Cost of product sales	(14,151)	4,656

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$117,283	$(205)
Physical inventory - hedged items	Cost of product sales	(144,142)	(443)

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$40	$(161)
Time value excluded from hedge assessment	Cost of product sales	(26,899)	(487)
Net loss in income		$(26,859)	$(648)

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The losses reclassified from AOCI to income and the change in value recognized in OCI on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified
		From AOCI to Income for the
		Year Ended December 31,
	Location	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(9,753)	$(4,881)

	Gain (Loss) Recognized
	in OCI on Derivatives for the
	Year Ended December 31,
	2014	2013

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(21,424)	$37,718

18.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	December 31, 2014		December 31, 2013
	Level 1	Level 2	Level 1	Level 2

Financial assets:
Physical fixed price derivative contracts	$—	$44,912	$—	$4,384
Physical index derivative contracts	—	53	—	28
Futures contracts for refined products	27,143	—	—	—

Financial liabilities:
Physical fixed price derivative contracts	—	(1,495)	—	(6,247)
Physical index derivative contracts	—	(312)	—	(310)
Futures contracts for refined products	(2,615)	—	(8,070)	—
Interest rate contracts	—	—	—	(30,045)
Fair value	$24,528	$43,158	$(8,070)	$(32,190)

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The values of the Level 2 interest rate derivatives were determined using expected cash flow models, which incorporated market inputs including the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $44.9 million and $4.4 million as of December 31, 2014 and 2013, respectively, are net of CVA of ($0.1) million for both periods, respectively.  As of December 31, 2014, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed-rate debt	$3,388,986	$3,465,973	$3,063,711	$3,148,634
Variable-rate debt	166,000	166,000	255,000	255,000
Total debt	$3,554,986	$3,631,973	$3,318,711	$3,403,634

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.  See Note 19 for additional information.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  During the year ended December 31, 2014, we recorded a net non-cash asset impairment charge of $23.4 million related to our Natural Gas Storage disposal group as a result of the execution of a purchase and sale agreement in July 2014 to sell the business, subsequent changes in the carrying value of the net assets of the business and the completed sale in December 2014.  See Note 4 and Note 5 for additional information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2013, we recorded a non-cash asset impairment charge of $169.0 million based on Level 3 inputs related to our Natural Gas Storage disposal group.  We believed the combination of a repurposed natural gas and compressed air energy storage was the highest-and-best use of this facility and as such our fair value estimate less cost to sell was based on the disposal group operating as such.  We applied the income approach due to the lack of recent comparable transactions in the marketplace and estimated the fair value using a present value of expected future cash flows valuation method.  The present value of the expected future cash flows was determined using multiple pricing inputs, including, where applicable, commodity prices (power ancillary service charges, energy prices, capacity fees, and natural gas storage), discount rates, historical contract terms, and operational capabilities of the natural gas storage facility.  Valuation adjustments were considered to factor in liquidity risk and model uncertainty.  Unobservable pricing inputs were developed based on an evaluation of relevant empirical market data and historical pricing and operating cash flows.  In addition, we engaged a third-party natural gas storage valuation specialist to assist with our internally developed fair value estimate.

During the year ended December 31, 2012, we recorded a non-cash asset impairment charge of $60.0 million based on Level 3 inputs related to the idling of a portion of Buckeye’s NORCO pipeline system.  See Note 5 for additional information.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of projected benefit obligations and plan assets, and the funded status of the RIGP and the Retiree Medical Plan (“the Plans”) were as follows for the periods indicated (in thousands):

	RIGP		Retiree Medical Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

Change in benefit obligation:
Benefit obligation at beginning of year	$17,180	$22,657	$35,149	$41,748
Service cost	94	217	345	431
Interest cost	553	538	1,420	1,409
Plan participants’ contributions	—	—	456	624
Actuarial (gain) loss	770	(3,852)	(188)	(7,756)
Settlements	—	(2,300)	—	—
Benefit payments	(609)	(80)	(1,065)	(1,307)
Benefit obligation at end of year	$17,988	$17,180	$36,117	$35,149

Change in plan assets:
Fair value of plan assets at beginning of year	$6,003	$7,897	$—	$—
Actual return on plan assets	152	(161)	—	—
Plan participants’ contributions	—	—	456	624
Employer contributions	1,197	647	609	683
Settlements	—	(2,300)	—	—
Benefit payments	(609)	(80)	(1,065)	(1,307)
Fair value of plan assets at end of year	$6,743	$6,003	$—	$—

Funded status at end of year	$(11,245)	$(11,177)	$(36,117)	$(35,149)

Amounts recognized in our consolidated balance sheets for the Plans consist of the following at the dates indicated below (in thousands):

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2014	2013	2014	2013

Liabilities:
Accrued employee benefit liabilities - current	$—	$—	$(2,998)	$(3,127)
Accrued employee benefit liabilities - noncurrent	(11,245)	(11,177)	(33,119)	(32,022)
Total	$(11,245)	$(11,177)	$(36,117)	$(35,149)

AOCI:
Net actuarial loss	$6,062	$5,778	$5,061	$5,280
Total	$6,062	$5,778	$5,061	$5,280

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows at the dates indicated (in thousands):

	RIGP
	December 31,
	2014	2013

Projected benefit obligation	$17,988	$17,180
Accumulated benefit obligation (1)	13,602	13,378
Fair value of plan assets	6,743	6,003

(1)         The accumulated benefit obligation does not include an assumption for future compensation increases.

The weighted average assumptions used in determining net periodic benefit cost for the Plans were as follows for the periods indicated:

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012

Discount rate	3.5%	2.7%	4.2%	4.4%	3.6%	4.6%
Expected return on plan assets	5.8%	5.8%	5.8%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.0%	4.0%	3.0%	3.0%	4.0%

The assumptions used in determining benefit obligations for the Plans were as follows at the dates indicated:

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2014	2013	2014	2013

Discount rate	3.3%	3.5%	3.9%	4.4%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

The discount rate reflects the rate at which benefits could be effectively settled on the measurement date.  For the years ended December 31, 2014, 2013, and 2012, the discount rate was determined based on a projection of expected cash flows from the Plans using relevant economic benchmarks available as of each year end.  The expected return on plan assets was determined based on projected long-term market returns for each asset class in which the Plans are invested, weighted by the target asset class allocations.  The rate of compensation increase represents the long-term assumption for future increases to salaries.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2014 in the Retiree Medical Plan was 6.5% for 2015, grading down to 4.5% in 2021, and thereafter.  The assumed health care cost trend rates may have a significant effect on the amounts reported for the Retiree Medical Plan.  Based on a hypothetical 1% movement in the assumed health care cost trend rates, the change in costs would have had the following effects on the December 31, 2014 results (in thousands):

	1%	1%
	Increase	(Decrease)

Effect on total service cost and interest cost components	$61	$(55)
Effect on postretirement benefit obligation	862	(776)

The components of the net periodic benefit cost and other changes recognized in OCI for the Plans were as follows for the periods indicated (in thousands):

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012

Components of net periodic benefit cost:
Service cost	$94	$217	$244	$345	$431	$315
Interest cost	553	538	827	1,420	1,409	1,794
Expected return on plan assets	(333)	(393)	(453)	—	—	—
Amortization of prior service credit	—	—	—	—	(1,624)	(2,730)
Actuarial loss due to settlements	—	773	906	—	—	—
Amortization of unrecognized loss	667	1,232	1,371	31	1,193	1,260
Net periodic benefit cost	$981	$2,367	$2,895	$1,796	$1,409	$639

Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$951	$(3,298)	$2,198	$(188)	$(7,756)	2,410
Amortization of unrecognized loss	(667)	(1,232)	(1,371)	(31)	(1,193)	(1,260)
Actuarial loss due to settlements	—	(773)	(906)	—	—	—
Amortization of prior service credit	—	—	—	—	1,624	2,730
Total recognized in OCI	$284	$(5,303)	$(79)	$(219)	$(7,325)	$3,880
Total recognized in net period benefit cost and OCI	$1,265	$(2,936)	$2,816	$1,577	$(5,916)	$4,519

We expect that the following amounts, currently included in OCI, for the Plans will be recognized in our consolidated statement of operations during the year ending December 31, 2015 (in thousands):

		Retiree
		Medical
	RIGP	Plan

Amortization of unrecognized loss	$987	$183

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate the following benefit payments, which reflect expected future service, as appropriate, will be paid for the Plans in the years indicated below as such (in thousands):

		Retiree
		Medical
	RIGP	Plan

2015	$3,135	$3,056
2016	1,818	3,028
2017	2,178	2,947
2018	1,864	2,897
2019	1,787	2,844
Thereafter	7,168	11,356

We expect to contribute $3.7 million to our benefit plans in 2015.  Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements.  For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

We do not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at the dates indicated (in thousands):

	December 31, 2014		December 31, 2013
	Level 1	Level 3	Level 1	Level 3

Mutual fund - fixed-income securities	$3,107	$—	$—	$—
Mutual fund - money market	660	—	2,700	—
Coal lease	—	2,976	—	3,303
Fair value of plan assets	$3,767	$2,976	$2,700	$3,303

The values of the Level 1 mutual funds were based on quoted market prices in active markets for identical assets.  The mutual fund — fixed-income securities generally seeks long-term growth of capital and income and invests in a portfolio consisting primarily of fixed-income securities.

The values of the Level 3 coal lease were determined using an expected present value of future cash flows valuation model.  This investment relates to a 20.8% interest in a coal lease, which derives value from specified minimum royalty payments received from CONSOL Energy Inc. related to coal reserves mined from two Pennsylvania mines owned by the lessor.  The coal lease extends through 2023.

The following table summarizes the activity in our Level 3 pension assets for the periods indicated (in thousands):

	Year Ended
	December 31,
	2014	2013

Beginning balance, January 1	$3,303	$3,990
Lease payments received	307	408
Unrealized (loss) gain	(327)	(687)
Transfers out of Level 3	(307)	(408)
Ending balance, December 31	$2,976	$3,303

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

Retirement and Savings Plans

Services Company also sponsors the Retirement and Savings Plan (“RASP”) through which it provides retirement benefits for substantially all of its regular full-time employees located in the continental United States, except those covered by certain labor contracts.  The RASP consists of two components.  Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the RASP.  Under the second component, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the RASP up to 5% (or 6% if an employee has over 20 years of service) of an employee’s eligible covered salary.  Total costs of the RASP were $14.0 million, $10.7 million and $10 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Services Company also participates in a multi-employer retirement income plan and a multi-employer postretirement benefit plan, both of which provide retirement and health care and life insurance benefits to employees covered by certain labor contracts.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  The costs of providing these benefits, in aggregate, were $1.0 million, $0.6 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Additionally, certain of our wholly owned subsidiaries provide a savings and retirement plan to employees.  The costs of providing these benefits, which primarily relates to BORCO, were $1.4 million, $1.2 million and $1.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Individual employees were allocated shares based upon the ratio of their eligible compensation to total eligible compensation.  Eligible compensation generally included base salary, overtime payments and certain bonuses.  All Services Company stock has been released to ESOP participants.  Total ESOP related costs charged to earnings were nominal for each of the years ended December 31, 2014, 2013, and 2012.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognized compensation expense related to the LTIP, which includes awards under the 2009 Plan and the Option Plan of $21.5 million, $21.8 million and $19.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

LTIP

The LTIP, which is overseen by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of phantom units, performance units and in certain cases, distribution equivalent rights (“DERs”) which provide the participant a right to receive payments based on distributions we make on our LP Units.  Phantom units are notional LP Units whose vesting is subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom units entitle a participant to receive an LP Unit, without payment of an exercise price, upon vesting.  Performance units are notional LP Units whose vesting is subject to the attainment of one or more performance goals, and which entitle a participant to receive LP Units without payment of an exercise price upon vesting.  DERs are rights to receive a cash payment per phantom unit or performance unit, as applicable, equal to the per unit cash distribution we pay on our LP Units.  The number of LP Units that may be granted to any one individual in a calendar year will not exceed 100,000.  If awards are forfeited, terminated or otherwise not paid in full, the LP Units underlying such awards will again be available for purposes of the LTIP.  Persons eligible to receive grants under the LTIP are (i) officers and employees of Buckeye GP and any of our affiliates who provide services to us and (ii) independent members of the Board of Directors of Buckeye GP.  Phantom units or performance units may be granted to participants at any time as determined by the Compensation Committee.

After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through the year end, awards representing a total of 2,945,015 LP Units were available for issuance under the LTIP as of December 31, 2014.

Deferral Plan under the LTIP

On December 16, 2009, the Compensation Committee approved the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”).  The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which our phantom units may be awarded in lieu of cash compensation at the election of the employee.  At December 31, 2014, 2013 and 2012, eligible employees were allowed to defer up to 50% of their 2014, 2013, and 2012 compensation award under our Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”).  Participants also receive one matching phantom unit for each Deferral Unit.  Deferral Units and their matching phantom units vest on December 15 of the second year after the year in which such units are granted.  At December 31, 2014, $1.7 million of 2014 compensation awards had been deferred, for which phantom units will be granted in 2015.  At December 31, 2013, $2.7 million of 2013 compensation awards had been deferred, for which 75,870 phantom units (including matching units) were granted during 2014.  At December 31, 2012, $1.4 million of 2012 compensation awards had been deferred, for which 51,668 phantom units (including matching units) were granted during 2013.  These grants are included as granted in the LTIP activity table below.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awards under the LTIP

During the year ended December 31, 2014, the Compensation Committee granted 209,260 phantom units to employees (including the 75,870 phantom units granted pursuant to the Deferral Plan discussed above), 16,000 phantom units to independent directors of Buckeye GP and 183,722 performance units to employees.  The vesting criteria for the performance units are the attainment of certain performance goals during the third year of a three-year period and remaining employed by us throughout such three-year period.

Phantom unit grantees will be paid quarterly distributions on DERs associated with phantom units over their respective vesting periods of one-year or three-years in the same amounts per phantom unit as distributions paid on our LP Units over those same one-year or three-year periods.  The amount paid with respect to phantom unit distributions was $2.0 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively.  Distributions may be paid on performance units at the end of the three-year vesting period.  In such case, DERs will be paid on the number of LP Units for which the performance units will be settled.  Quarterly distributions related to DERs associated with phantom and performance units are recorded as a reduction of our Limited Partners’ Capital on our consolidated balance sheets.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit (1)
Unvested at January 1, 2013	745	$62.08
Granted	410	53.74
Vested	(270)	58.34
Forfeited	(72)	59.39
Unvested at December 31, 2013	813	$59.36

Granted	409	71.79
Vested	(231)	63.27
Forfeited	(85)	63.92
Unvested at December 31, 2014	906	$63.56

(1)         Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.  The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

At December 31, 2014, $21.8 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 1.8 years.

Unit Option and Distribution Equivalent Plan

We also sponsor the Option Plan pursuant to which we historically granted options to employees to purchase LP Units at the market price of our LP Units on the date of grant.  Generally, the options vest three years from the date of grant and expire ten years from the date of grant.  As unit options are exercised, we issue new LP Units to the holder.  We have not historically repurchased, and do not expect to repurchase in 2015, any of our LP Units.  Following the adoption of the 2009 Plan effective March 20, 2009, we ceased making additional grants under the Option Plan.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	($/LP Unit)	Term (in years)	Value (1)

Outstanding at January 1, 2013	74	$47.19	3.3	$35
Exercised	(28)	46.98

Outstanding at December 31, 2013	46	$47.32	2.4	$1,080
Exercised	(18)	46.62
Forfeited, cancelled or expired	(2)	42.10

Outstanding at December 31, 2014	26	$48.18	1.6	$703

Exercisable at December 31, 2014	26	$48.18	1.6	$703

(1)         Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in 2014 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.6 million and $0.3 million, respectively.  At December 31, 2014 and 2013, there was no unrecognized compensation cost related to unvested options, as all options were vested as of November 24, 2011.  At December 31, 2014, 333,000 LP Units were available for grant in connection with the Option Plan.  The fair value of options vested was zero for each of the years ended December 31, 2014, 2013 and 2012, respectively.

21.  RELATED PARTY TRANSACTIONS

We are managed by Buckeye GP, our general partner.  Services Company is considered a related party with respect to us.  Services Company employees provide services to the majority of our operating subsidiaries.  Pursuant to a services agreement entered into in December 2004, our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.  As Services Company is consolidated, these amounts eliminate in consolidation.  Services Company, which is beneficially owned by the ESOP, owned 0.8 million of our LP Units (0.7% of our LP Units outstanding) as of December 31, 2014.  Distributions received by Services Company from us on such LP Units are distributed to ESOP participants for investment pursuant to the terms of the ESOP.  Distributions paid to Services Company totaled $3.2 million, $3.7 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Total distributions paid to Services Company decrease over time as Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

Class B Units

From January 2011 to September 2013, we had issued and outstanding Class B Units representing a separate class of our limited partnership interests. The Class B Units shared equally with the LP Units: (i) with respect to the payment of distributions and (ii) in the event of our liquidation.  Our partnership agreement provided the option to pay distributions on the Class B Units with cash or by issuing additional Class B Units, with the number of Class B Units issued based upon the volume-weighted average price of the LP Units for the 10 trading days immediately preceding the date the distributions were declared, less a discount of 15%.  From January 2011 to September 2013, we paid distributions on the Class B Units by issuing such additional Class B Units.

In September 2013, 8.5 million Class B Units, which represented all of our Class B Units outstanding as of September 1, 2013, converted into LP Units on a one-for-one basis.  The conversion was required by our partnership agreement and was triggered in connection with over 4 million barrels of incremental storage capacity being placed in service since acquisition at our BORCO facility effective September 1, 2013.  No Class B Units have been issued subsequent to that date, and as a result, there were no Class B Units outstanding at December 31, 2014.

At-the-Market Offering Program

In May 2013, we entered into four separate equity distribution agreements (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC.  Under the terms of the Equity Distribution Agreements, we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.  During the years ended December 31, 2014 and 2013, we sold 1.0 million and 0.5 million LP Units in aggregate under the Equity Distribution Agreements, received $74.5 million and $33.1 million in net proceeds after deducting commissions and other related expenses, and paid $0.8 million and $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreements, respectively.

Equity Offerings

In September 2014, we completed a public offering of 6.75 million LP Units pursuant to an effective shelf registration statement, which priced at $80.00 per unit. In October 2014, the underwriters exercised an option to purchase up to an additional 1.0 million LP Units, resulting in total gross proceeds of $621.0 million before deducting underwriting fees and estimated offering expenses of $22.0 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to fund a portion of the Buckeye Texas Partners Transaction and for general partnership purposes.

In August 2014, we completed a public offering of 2.6 million LP Units pursuant to an effective shelf registration statement, through which the underwriters also exercised an option to purchase 0.4 million additional LP Units.  The offering priced at $76.60 per unit, resulting in total gross proceeds of $229.0 million before deducting underwriting fees and estimated offering expenses of $2.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2013, we completed a public offering of 7.5 million LP Units pursuant to an effective shelf registration statement, which priced at $62.61 per unit.  The underwriters also exercised an option to purchase 1.1 million additional LP Units, resulting in total gross proceeds of $540.0 million before deducting underwriting fees and offering expenses of $19.3 million.  We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and to indirectly fund a portion of the purchase price for the Hess Terminals Acquisition.

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

In February 2012, we issued 4.3 million LP Units to institutional investors in a registered direct offering for aggregate consideration of $250.0 million at a price of $58.65 per LP Unit, before deducting placement agents’ fees and offering expenses of $3.2 million.  We used the majority of the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility and to indirectly fund a portion of the Perth Amboy Facility acquisition as well as certain other growth capital expenditures.

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding units for the periods indicated (in thousands):

	Limited	Class B
	Partners	Units	Total

Units outstanding at January 1, 2012	85,968	7,305	93,273
LP Units issued pursuant to the Option Plan (1)	22	—	22
LP Units issued pursuant to the LTIP (1)	118	—	118
Issuance of units to institutional investors	4,263	—	4,263
Issuance of Class B Units in lieu of quarterly cash distribution	—	670	670
Units outstanding at December 31, 2012	90,371	7,975	98,346
LP Units issued pursuant to the Option Plan (1)	27	—	27
LP Units issued pursuant to the LTIP (1)	182	—	182
Issuance of units to institutional investors	15,526	—	15,526
Issuance of units through Equity Distribution Agreements	489	—	489
Issuance of Class B Units in lieu of quarterly cash distribution	—	494	494
Conversion of Class B Units into LP Units	8,469	(8,469)	—
Units outstanding at December 31, 2013	115,064	—	115,064
LP Units issued pursuant to the Option Plan (1)	18	—	18
LP Units issued pursuant to the LTIP (1)	198	—	198
Issuance of units to institutional investors	10,752	—	10,752
Issuance of units through Equity Distribution Agreements	1,011	—	1,011
Units outstanding at December 31, 2014	127,043	—	127,043

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

		Amount Per	Total Cash
Record Date	Payment Date	LP Unit	Distributions

February 21, 2012	February 29, 2012	$1.0375	$94,017
May 14, 2012	May 31, 2012	1.0375	94,050
August 15, 2012	August 31, 2012	1.0375	94,055
November 12, 2012	November 30, 2012	1.0375	94,055
Total			$376,177

February 19, 2013	February 28, 2013	$1.0375	$101,475
May 16, 2013	May 31, 2013	1.0500	102,689
August 12, 2013	August 20, 2013	1.0625	104,293
November 12, 2013	November 19, 2013	1.0750	124,051
Total			$432,508

February 18, 2014	February 25, 2014	$1.0875	$125,806
May 12, 2014	May 19, 2014	1.1000	128,042
August 18, 2014	August 25, 2014	1.1125	133,142
November 18, 2014	November 25, 2014	1.1250	143,386
Total			$530,376

In-kind Distributions

In-kind distributions paid to Class B unitholders of Buckeye for the periods indicated were as follows (in thousands):

Record Date	Payment Date	Units
February 21, 2012	February 29, 2012	141
May 14, 2012	May 31, 2012	160
August 15, 2012	August 31, 2012	172
November 12, 2012	November 30, 2012	197
Total		670

February 19, 2013	February 28, 2013	186
May 16, 2013	May 31, 2013	163
August 12, 2013	August 20, 2013	145
Total		494

On February 6, 2015, we announced a quarterly distribution of $1.1375 per LP Unit that will be paid on February 24, 2015, to unitholders of record on February 17, 2015.  Based on the LP Units outstanding as of December 31, 2014, cash distributed to LP unitholders on February 24, 2015 will total $145.0 million.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  INCOME TAXES

As of December 31, 2014 and 2013, we had net deferred tax assets of $1.3 million and $1.8 million, respectively, for BDL, which are not expected to be realized based on the available evidence of projected operating losses for the foreseeable future, and have provided a full valuation allowance against the net deferred tax assets as of the end of each year.  As of December 31, 2014, $3.0 million of BDL’s deferred tax assets related to net operating loss carryforwards will expire between 2028 and 2032.

As of December 31, 2014 and 2013, we had net deferred tax assets of $43.4 million and $43.0 million related to Buckeye Caribbean.  As of December 31, 2014, $18.7 million of the deferred tax assets related to net operating loss carryforwards, and unless utilized, the tax benefits of the net operating loss carryforwards will expire between 2020 and 2022.  Based on available evidence, we had recorded a full valuation allowance against the net deferred tax assets upon our acquisition of Buckeye Caribbean during the year ended December 31, 2010.  However, based on our assessment at December 31, 2014 and 2013, we concluded that sufficient positive evidence exists, including the realization of book and taxable income and a forecast of future book and taxable income, to release $1.8 million and $1.6 million of valuation allowance, respectively, at December 31, 2014 and 2013.

The tax effects of significant items comprising our net deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carryforward	$21,652	$22,158
Property, plant and equipment - refinery	22,333	22,333
Other	2,879	2,720
Total deferred tax asset	$46,864	$47,211

Deferred tax liability:
Property, plant and equipment - terminals	$2,124	$2,296
Other	55	110
Total deferred tax liability	2,179	2,406
Net deferred tax asset	44,685	44,805
Less: Valuation allowance	(42,893)	(43,243)
Deferred taxes, net	$1,792	$1,562

We are currently not under any income tax audits or examinations.  As of December 31, 2014, BDL’s tax years from 2011 to 2014 and Buckeye Caribbean’s tax years from 2010 through 2014 were open to examination by the Internal Revenue Service and Puerto Rico Treasury Department, respectively.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  EARNINGS PER UNIT

Basic and diluted earnings per unit (includes LP Units and Class B Units in 2013 and 2012) is calculated by dividing net income, after deducting the amount allocated to noncontrolling interests, by the weighted-average number of LP Units and Class B Units outstanding during the period.

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2014	2013	2012

Net income attributable to Buckeye Partners, L.P.	$272,954	$160,273	$226,417
Basic:
Weighted average units outstanding - basic	119,323	107,202	97,309
Earnings per unit - basic	$2.29	$1.50	$2.33

Diluted:
Weighted average units outstanding - basic	119,323	107,202	97,309
Dilutive effect of LP Unit options and LTIP awards granted	576	475	326
Weighted average units outstanding - diluted	119,899	107,677	97,635
Earnings per unit - diluted	$2.28	$1.49	$2.32

25.  BUSINESS SEGMENTS

We operate and report in four business segments: (i) Pipelines & Terminals; (ii) Global Marine Terminals; (iii) Merchant Services; and (iv) Development & Logistics.

Pipelines & Terminals

The Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States.  This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including five terminals owned by the Merchant Services segment but operated by the Pipelines & Terminals segment and 17 terminals acquired in conjunction with the Hess Terminals Acquisition in December 2013.  In addition, the segment has butane blending capabilities and provides crude oil services, including train loading, off-loading, storage and throughput.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buckeye Texas owns storage and marine terminal facilities that sit along the Corpus Christi Ship Channel in Texas.  The Corpus Christi facilities have five vessel berths, including three deep-water docks, and approximately 2.5 million barrels of liquid petroleum products storage capacity.  Upon the completion of the initial build-out, the Corpus Christi facilities will have a condensate splitter, an LPG storage complex and approximately 6.3 million barrels of liquid petroleum products storage capacity along with rail and truck loading/unloading capabilities.  The initial build-out also includes the completion of three field gathering facilities with associated storage in the Eagle Ford play and pipeline connectivity that will allow Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi.  These assets will form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the refining complex in Corpus Christi.  See Note 3 for further discussion.

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

Natural Gas Storage Disposal Group

In December 2014, we completed the sale of our Natural Gas Storage disposal group for $103.4 million in cash, net of expenses and working capital adjustments of $1.6 million.  At December 31, 2013, this group of assets was classified as “Assets held for sale” and “Liabilities held for sale” in our accompanying consolidated balance sheet.  We have reported the results of operations for the disposal group as discontinued operations for the years ended December 31, 2014, 2013 and 2012.  See Note 4 and Note 5 for further information.

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

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our financial information by each segment for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue:
Pipelines & Terminals (1)	$858,155	$786,759	$709,341
Global Marine Terminals	395,306	252,270	218,180
Merchant Services	5,358,626	3,990,575	3,339,241
Development & Logistics	81,631	59,247	50,211
Intersegment	(73,471)	(34,750)	(31,070)
Total revenue	$6,620,247	$5,054,101	$4,285,903

(1)         For the year ended December 31, 2014, amount includes a reduction in revenue of $40.0 million related to a litigation contingency reserve associated with ongoing FERC proceedings.

For the years ended December 31, 2014, 2013 and 2012, no customer contributed 10% or more of consolidated revenue.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012

Capital additions, net: (1)
Pipelines & Terminals	$220,255	$151,827	$158,547
Global Marine Terminals	248,905	206,472	167,208
Merchant Services	614	113	2,490
Development & Logistics	1,595	2,840	724
Total segment capital additions, net	471,369	361,252	328,969
Natural Gas Storage disposal group (2)	780	193	2,369
Total capital additions, net	$472,149	$361,445	$331,338

(1)         Amounts represent cash paid for capital expenditures and exclude ($49.8) million, $23.3 million and ($2.4) million of non-cash changes in accounts payable and accruals for capital expenditures for the years ended December 31, 2014, 2013 and 2012, respectively.  See Note 26 for supplemental cash flow information.

(2)         Assets related to the Natural Gas Storage disposal group were classified as “Assets held for sale” as of the year ended December 31, 2013.  In December 2014, we sold our Natural Gas Storage segment and its related assets.  See Note 4 for further information.

	December 31,
	2014	2013

Total Assets:
Pipelines & Terminals (1)	$3,293,679	$3,109,609
Global Marine Terminals (2)	4,239,792	3,066,669
Merchant Services	468,518	569,679
Development & Logistics	84,099	77,898
Total segment assets	8,086,088	6,823,855
Natural Gas Storage disposal group (3)	—	181,708
Total assets	$8,086,088	$7,005,563

(1)         All equity investments are included in the assets of the Pipelines & Terminals segment.

(2)         The Global Marine Terminals segment’s long-lived assets consist of property, plant and equipment, goodwill, intangible assets and other non-current assets.  Total tangible long-lived assets located in our international locations were $1,520.8 million and $1,540.4 million for the years ended December 31, 2014 and 2013, respectively.

(3)         Assets related to the Natural Gas Storage disposal group were classified as “Assets held for sale” as of the year ended December 31, 2013.  In December 2014, we completed the sale of our Natural Gas Storage segment and its related assets.  See Note 4 for further information.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our financial information for continuing operations, by major geographic area, for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue:
United States	$6,279,142	$4,834,991	$4,092,549
International	341,105	219,110	193,354
Total revenue	$6,620,247	$5,054,101	$4,285,903

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Adjusted EBITDA from continuing operations:
Pipeline & Terminals	$511,329	$471,091	$409,541
Global Marine Terminals	239,556	149,740	128,581
Merchant Services	(8,059)	12,616	1,144
Development & Logistics	20,742	15,367	13,174
Adjusted EBITDA from continuing operations	$763,568	$648,814	$552,440

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$334,498	$351,599	$235,879
Less: Net income attributable to noncontrolling interests	(1,903)	(4,152)	(4,134)
Income from continuing operations attributable to Buckeye Partners, L.P.	332,595	347,447	231,745
Add: Interest and debt expense	171,235	130,920	114,980
Income tax expense (benefit)	451	1,060	(675)
Depreciation and amortization (1)	196,443	147,591	138,857
Non-cash unit-based compensation expense	20,867	21,013	18,577
Asset impairment expense	—	—	59,950
Acquisition and transition expense (2)	13,048	11,806	—
Litigation contingency reserve (3)	40,000	—	—
Less: Amortization of unfavorable storage contracts (4)	(11,071)	(11,023)	(10,994)
Adjusted EBITDA from continuing operations	$763,568	$648,814	$552,440

(1)         Includes $12.3 million of depreciation and amortization expense for the year ended December 31, 2014, representing 100% of ownership interest in Buckeye Texas.

(2)         Represents acquisition and transition expense related to the Hess Terminals Acquisition in December 2013 and the Buckeye Texas Partners Transaction in September 2014.

(3)         Represents a contingent liability associated with ongoing FERC litigation proceedings.

(4)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Cash paid for interest (net of capitalized interest)	$152,201	$115,006	$110,769
Cash paid for income taxes	663	510	1,406
Capitalized interest	9,903	7,007	9,238

Non-cash investing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities related to capital expenditures	$(49,761)	$23,267	$(2,401)

Non-cash financing activities:
Issuance of Class B Units in lieu of quarterly cash distribution	—	25,687	31,264

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2014
Revenue (1)	$1,991,829	$1,808,951	$1,573,473	$1,245,994	$6,620,247
Operating income (1)	141,273	102,166	148,941	102,967	495,347
Income from continuing operations (1)	101,539	61,939	107,008	64,012	334,498
Loss from discontinued operations (2)	(10,042)	(38,186)	(3,280)	(8,133)	(59,641)
Net income (1) (2)	91,497	23,753	103,728	55,879	274,857
Net income attributable to Buckeye Partners, L.P. (1) (2)	90,468	23,020	102,943	56,523	272,954

Earnings (loss) per unit - basic
Continuing operations	$0.87	$0.53	$0.90	$0.51	$2.79
Discontinued operations	(0.09)	(0.33)	(0.03)	(0.06)	(0.50)
Total	$0.78	$0.20	$0.87	$0.45	$2.29

Earnings (loss) per unit - diluted
Continuing operations	$0.87	$0.53	$0.89	$0.50	$2.78
Discontinued operations	(0.09)	(0.33)	(0.03)	(0.06)	(0.50)
Total	$0.78	$0.20	$0.86	$0.44	$2.28

2013
Revenue	$1,331,078	$993,588	$1,073,851	$1,655,584	$5,054,101
Operating income	123,476	113,971	116,777	123,817	478,041
Income from continuing operations	94,826	85,690	83,618	87,465	351,599
Loss from discontinued operations (3)	(4,327)	(8,320)	(5,367)	(169,160)	(187,174)
Net income (loss) (3)	90,499	77,370	78,251	(81,695)	164,425
Net income (loss) attributable to Buckeye Partners, L.P. (3)	89,341	76,430	77,254	(82,752)	160,273

Earnings (loss) per unit - basic
Continuing operations	$0.91	$0.80	$0.78	$0.76	$3.25
Discontinued operations	(0.04)	(0.08)	(0.05)	(1.49)	(1.75)
Total	$0.87	$0.72	$0.73	$(0.73)	$1.50

Earnings (loss) per unit - diluted
Continuing operations	$0.90	$0.80	$0.77	$0.75	$3.23
Discontinued operations	(0.04)	(0.08)	(0.05)	(1.48)	(1.74)
Total	$0.86	$0.72	$0.72	$(0.73)	$1.49

(1)         During the fourth quarter of 2014, we recorded a reduction in revenue of $40.0 million related to a litigation contingency reserve associated with ongoing FERC litigation proceedings (see Note 6).

BUCKEYE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         During the second quarter of 2014, we recorded a $26.3 million asset impairment charge related to the Natural Gas Storage disposal group.  During the third quarter of 2014, we reduced the asset impairment charge by $5.4 million due to changes in the carrying value of the net assets of the Natural Gas Storage disposal group.  In December 2014, we recorded an additional $2.5 million asset impairment charge due to the completion of the sale (see Note 5).

(3)         During the fourth quarter of 2013, we recorded a $169.0 million asset impairment expense related to the Natural Gas Storage disposal group (see Note 5).

28.  SUBSEQUENT EVENT

FERC Proceedings Update

Pursuant to ongoing FERC settlement discussions in late February 2015, we recorded a litigation contingency reserve as a reduction in revenue in the amount of $40.0 million for the year ended December 31, 2014 in our Pipelines & Terminals segment.  See Note 6 for further discussion.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this Report are designed and operating effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure.   A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control — Integrated Framework (the “2013 Framework”).  Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  As of December 31, 2014, the Partnership has adopted and is in compliance with the 2013 Framework.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2015 Annual Meeting of unitholders (the “2015 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the headings “Proposal One:  Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be set forth in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item will be set forth in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the heading “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.

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

2.2

Purchase and Sale Agreement, dated July 25, 2014, between Buckeye Gas Storage LLC and BIF II CalGas (Delaware) LLC (Incorporated by reference to Exhibit 2.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on July 29, 2014).

2.3

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

4.12

Registration Rights Agreement by and among Buckeye Partners, L.P., FR XI Offshore AIV, L.P. and the other investors named therein, dated as of December 18, 2010 (Incorporated by reference to Exhibit 10.4 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 21, 2010).

**10.1	Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015.

10.2

Second Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 22, 2010).

10.3

Services Agreement dated as of February 21, 2013, among Buckeye Partners, L.P., certain operating subsidiaries of Buckeye Partners, L.P. and Services Company. (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.4

Form of Severance Agreement for each Named Executive Officer (except Mr. Wylie) (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 20, 2012).

*10.5

Amended and Restated Unit Option and Distribution Equivalent Plan of Buckeye Partners, L.P., dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on April 4, 2005).

*10.6	Buckeye Partners, L.P. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit A of Buckeye Partners, L.P.’s Definitive Proxy Statement filed April 19, 2013).

*10.7

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

BUCKEYE PARTNERS, L.P.
(Registrant)
	By:	Buckeye GP LLC,
as General Partner

Dated: February 26, 2015	By:	/s/ CLARK C. SMITH
Clark C. Smith
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2015	By:	/s/	PIETER BAKKER
Pieter Bakker
Director

Dated: February 26, 2015	By:	/s/	BARBARA M. BAUMANN
Barbara M. Baumann
Director

Dated: February 26, 2015	By:	/s/	BARBARA J. DUGANIER
Barbara J. Duganier
Director

Dated: February 26, 2015	By:	/s/	JOSEPH A. LASALA, JR.
Joseph A. LaSala, Jr.
Director

Dated: February 26, 2015	By:	/s/	MARK C. MCKINLEY
Mark C. McKinley
Director

Dated: February 26, 2015	By:	/s/	DONALD W. NIEMIEC
Donald W. Niemiec
Director

Dated: February 26, 2015	By:	/s/	LARRY C. PAYNE
Larry C. Payne
Director

Dated: February 26, 2015	By:	/s/	OLIVER G. “RICK” RICHARD, III
Oliver “Rick” G. Richard, III
Director

Dated: February 26, 2015	By:	/s/	CLARK C. SMITH
Clark C. Smith
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Dated: February 26, 2015	By:	/s/	FRANK S. SOWINSKI
Frank S. Sowinski
Lead Independent Director

Dated: February 26, 2015	By:	/s/	KEITH E. ST.CLAIR
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 26, 2015	By:	/s/	MARTIN A. WHITE
Martin A. White
Director

Dated: February 26, 2015	By:	/s/	PATRICK L. PELTON
Patrick L. Pelton
Vice President and Controller
(Principal Accounting Officer)