Form 10-Q
period 2015-03-31
BUCKEYE PARTNERS, L.P.
filed 2015-05-01
CIK 805022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, there were 127,285,323 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Product sales	$740,218	$1,677,742
Transportation, storage and other services	347,882	314,087
Total revenue	1,088,100	1,991,829

Costs and expenses:
Cost of product sales	717,539	1,665,379
Operating expenses	142,365	124,829
Depreciation and amortization	53,776	42,991
General and administrative	22,618	17,357
Total costs and expenses	936,298	1,850,556
Operating income	151,802	141,273
Other income (expense):
Earnings from equity investments	2,134	1,266
Interest and debt expense	(41,709)	(41,213)
Other income	33	136
Total other expense, net	(39,542)	(39,811)

Income from continuing operations before taxes	112,260	101,462
Income tax (expense) benefit	(239)	77
Income from continuing operations	112,021	101,539
Loss from discontinued operations	(857)	(10,042)
Net income	111,164	91,497
Less: Net loss (income) attributable to noncontrolling interests	447	(1,029)
Net income attributable to Buckeye Partners, L.P.	$111,611	$90,468

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.89	$0.87
Discontinued operations	(0.01)	(0.09)
Total	$0.88	$0.78

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.88	$0.87
Discontinued operations	(0.01)	(0.09)
Total	$0.87	$0.78

Weighted average units outstanding:
Basic	127,175	115,319
Diluted	127,607	115,796

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$111,164	$91,497
Other comprehensive income (loss):
Unrealized losses on derivative instruments	—	(9,604)
Reclassification of derivative losses to net income	3,037	1,779
Recognition of costs related to benefit plans to net income	261	393
Total other comprehensive income (loss)	3,298	(7,432)
Comprehensive income	114,462	84,065
Less: Comprehensive loss (income) attributable to noncontrolling interests	447	(1,029)
Comprehensive income attributable to Buckeye Partners, L.P.	$114,909	$83,036

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$2,203	$8,208
Accounts receivable, net	270,433	265,830
Construction and pipeline relocation receivables	16,646	20,542
Inventories	156,070	243,475
Derivative assets	21,734	69,189
Prepaid and other current assets	39,812	25,055
Total current assets	506,898	632,299

Property, plant and equipment, net	5,843,592	5,735,787

Equity investments	84,409	82,849
Goodwill	988,062	993,375
Intangible assets, net	537,344	553,924
Other non-current assets	88,188	87,854

Total assets	$8,048,493	$8,086,088

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$95,800	$166,000
Accounts payable	152,089	159,129
Derivative liabilities	8,219	1,802
Accrued and other current liabilities	253,099	295,024
Total current liabilities	509,207	621,955

Long-term debt	3,489,268	3,388,986
Other non-current liabilities	128,012	134,551
Total liabilities	4,126,487	4,145,492

Commitments and contingencies (Note 3)

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (127,285,171 and 127,043,317 units outstanding as of March 31, 2015 and December 31, 2014 respectively)	3,786,317	3,817,916
Accumulated other comprehensive loss	(111,990)	(115,288)
Total Buckeye Partners, L.P. capital	3,674,327	3,702,628
Noncontrolling interests	247,679	237,968
Total partners’ capital	3,922,006	3,940,596

Total liabilities and partners’ capital	$8,048,493	$8,086,088

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$111,164	$91,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,776	42,991
Net changes in fair value of derivatives	54,387	(12,684)
Non-cash deferred lease expense	—	909
Amortization of unfavorable storage contracts	(2,768)	(2,768)
Earnings from equity investments	(2,134)	(1,266)
Distributions from equity investments	500	125
Other non-cash items	12,463	6,585
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	(7,477)	(91,810)
Construction and pipeline relocation receivables	3,539	1,219
Inventories	87,405	(104,980)
Prepaid and other current assets	(14,752)	2,071
Accounts payable	(12,638)	60,777
Accrued and other current liabilities	(41,891)	(36,867)
Other non-current assets	(1,898)	1,141
Other non-current liabilities	(2,053)	(4,558)
Net cash provided by (used in) operating activities	237,623	(47,618)
Cash flows from investing activities:
Capital expenditures	(134,024)	(109,864)
Acquisitions, net of working capital settlement	(2,812)	—
Proceeds from disposal of property, plant and equipment	17	21
Net cash used in investing activities	(136,819)	(109,843)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	3,682	52,217
Net proceeds from exercise of Unit options	136	269
Payment of tax withholding on issuance of LTIP awards	(6,465)	(4,744)
Debt issuance costs	(360)	(10)
Borrowings under BPL Credit Facility	392,000	405,000
Repayments under BPL Credit Facility	(292,000)	(264,000)
Net (repayments) borrowings under BMSC Credit Facility	(70,200)	122,000
Contributions from noncontrolling interests	12,600	—
Distributions paid to noncontrolling interests	(1,908)	(1,953)
Distributions paid to unitholders	(144,294)	(124,954)
Net cash (used in) provided by financing activities	(106,809)	183,825
Net (decrease) increase in cash and cash equivalents	(6,005)	26,364
Cash and cash equivalents — Beginning of period	8,208	4,950
Cash and cash equivalents — End of period	$2,203	$31,314

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2015	$3,817,916	$(115,288)	$237,968	$3,940,596
Net income	111,611	—	(447)	111,164
Adjustment to value of noncontrolling equity interest in acquisition	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(145,382)	—	1,088	(144,294)
Net proceeds from issuance of LP Units	3,682	—	—	3,682
Amortization of unit-based compensation awards	5,213	—	—	5,213
Net proceeds from exercise of Unit options	136	—	—	136
Payment of tax withholding on issuance of LTIP awards	(6,465)	—	—	(6,465)
Distributions paid to noncontrolling interests	—	—	(1,908)	(1,908)
Contributions from noncontrolling interests	—	—	12,600	12,600
Other comprehensive income	—	3,298	—	3,298
Noncash accrual for distribution equivalent rights	(794)	—	—	(794)
Other	400	—	(402)	(2)
Partners’ capital - March 31, 2015	$3,786,317	$(111,990)	$247,679	$3,922,006

Partners’ capital - January 1, 2014	$3,169,217	$(103,552)	$15,171	$3,080,836
Net income	90,468	—	1,029	91,497
Distributions paid to unitholders	(125,806)	—	852	(124,954)
Net proceeds from issuance of LP Units	52,217	—	—	52,217
Amortization of unit-based compensation awards	3,252	—	—	3,252
Net proceeds from exercise of Unit options	269	—	—	269
Payment of tax withholding on issuance of LTIP awards	(4,744)	—	—	(4,744)
Distributions paid to noncontrolling interests	—	—	(1,953)	(1,953)
Other comprehensive loss	—	(7,432)	—	(7,432)
Noncash accrual for distribution equivalent rights	(300)	—	—	(300)
Other	13	—	(74)	(61)
Partners’ capital - March 31, 2014	$3,184,586	$(110,984)	$15,025	$3,088,627

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, miles of pipeline and active products terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  In September 2014, we expanded our network of marine midstream assets by acquiring a controlling interest in a company with assets located in Corpus Christi and the Eagle Ford play in Texas.  We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

On December 31, 2014, we completed the sale of our Natural Gas Storage disposal group and have reported the final working capital adjustments as discontinued operations for the three months ended March 31, 2015.  For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission.  Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our results of operations for the interim periods.  The unaudited condensed consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities (“VIE”) of which we are the primary beneficiary. We have eliminated all intercompany transactions in consolidation.

We believe that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Developments

Debt Issuance Costs.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidations.  In February 2015, the FASB issued guidance changing the criteria for reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments require additional testing to determine if a legal entity qualifies as a VIE and whether the entity should be consolidated. These provisions are effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

2.  ACQUISITION

In September 2014, we acquired an 80% interest in Buckeye Texas LLC (“Buckeye Texas”), a newly-formed entity, for $816.1 million, net of cash acquired of $15.0 million and settlement of working capital and capital expenditure adjustments of $4.9 million required by the contribution agreement with Trafigura Corpus Christi Holdings, Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura Trading LLC, formerly known as Trafigura AG (“Trafigura”), are constructing a vertically integrated system of midstream assets, including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, a condensate splitter and liquefied petroleum gas storage complex in Corpus Christi, Texas and three crude oil and condensate gathering facilities in the Eagle Ford play.  The initial build-out of these facilities has been and continues to be funded through additional partnership contributions by us and Trafigura based on our respective ownership interests. Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura that support substantially all the capacity and cash flows expected from these assets. Buckeye Texas does not have sufficient resources to complete its initial build-out and activities without financial support of its joint owners. Accordingly, we concluded Buckeye Texas is a VIE of which we are the primary beneficiary. In making this conclusion, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the assets. We consolidated Buckeye Texas due to our conclusion that Buckeye Texas is a VIE of which we are the primary beneficiary. The operations of these assets are reported in the Global Marine Terminals segment.

The acquisition cost has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the Buckeye Texas operations with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition.  Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of March 31, 2015 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Current assets	$23,461
Property, plant and equipment	527,390
Intangible assets	376,000
Goodwill	167,319
Current liabilities	(55,283)
Noncontrolling interests	(207,778)
Allocated purchase price	$831,109

The pro forma impact of this acquisition was not significant to our results for the three months ended March 31, 2015 or 2014, as significant assets are still under construction.

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in the second half of 2014.  The first occurred on August 5, 2014, when a vessel allided with our terminal’s ship dock.  Repairs and rebuild have commenced and are expected to cost between $5 million and $10 million.  Security for our claim has been provided by the vessel owner’s insurers, in the amount of $17 million, reserving all of their defenses.  We have commenced litigation against the vessel and her owner.  They have stipulated to liability, so the only issue is the amount of Buckeye’s damages.  The second incident occurred on October 5, 2014, when a tug and barge struck and damaged a second dock operated at the Pennsauken facility.  The tug and barge owners have commenced proceedings to limit their liability to $1 million and $5 million, respectively.  We have put the tug and barge owners on notice of our intent to pursue them for reimbursement.  Repairs are expected to cost between $10 million and $12 million for the October incident.  We also are suffering loss-of-use damages as a result of the above allisions as the two incidents together have impacted the ability of vessels to call at the terminal.  We are in the process of making modifications to two other berths, which we expect to cost between $4 million and $5 million, to offset the loss of revenue impact of the allisions on access to the terminal.  Investigations of the incidents as well as our rights to recover our losses are ongoing.  We are insured for all property damage losses with respect to the allisions, subject to a $10.0 million deductible per occurrence.  We also are insured for loss of use, subject to a 30 day deductible.  The loss of use insurers are involved in the recovery efforts.  As of March 31, 2015 we had a $6.0 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing expected reimbursement of third party expenses.

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

The vessel owner has claimed that it is entitled to limit its liability to $17.0 million, but we are contesting the right of the vessel owner to such limitation.  The Bahamas court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel owner appealed, and The Bahamas Court of Appeals reversed, holding that the vessel owner may limit its liability.  Our application for leave to appeal the Court of Appeals’ decision to the Privy Council was granted, and the appeal has been filed.  We can express no view on whether The Bahamas Court of Appeals decision ultimately will be affirmed or reversed.

We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs and reconstruction of the damaged sections are complete.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been $23.0 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of March 31, 2015, we had a $6.2 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing reimbursement of the deductible and other third party expenses.  Additionally, we have received insurance reimbursements of $16.0 million, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  Our insurers have paid most of the claim and are now parties in The Bahamas litigation.  As of March 31, 2015, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our unaudited condensed consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel owner filed a third-party complaint against BORCO and a BORCO subsidiary, Borco Towing Company Limited, alleging negligence by the pilots and tugs that assisted the Cape Bari berth.  We are investigating those allegations, but, at this time, we believe that we have defenses and intend to defend ourselves and pursue our claims against the vessel owner.  BORCO and Borco Towing Company Limited are insured for the alleged liability, subject to an applicable deductible, and the liability insurers are participating in the defense.

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line Company, L.P. (“BPLC”) New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates.  On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 2014.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  In May 2014, a procedural schedule was established for this matter, providing for a hearing in March 2015, which occurred, and an initial decision by August 2015.  The hearing was conducted on April 1, 2015, and the parties are proceeding with briefing.  As a result of developments in ongoing settlement talks regarding Dkt. Nos. OR12-28-000, OR13-3-000 (discussed below) and OR 14-41-000 (discussed below), we recorded an accrual and a corresponding reduction in revenue in the amount of $40.0 million in the quarter ended December 31, 2014 in our Pipelines & Terminals segment.  While we continue to pursue settlement of this matter, we are not able to predict with certainty the timing or final outcome of the proceeding, should it be carried through to its conclusion, or whether we can reach a satisfactory settlement and, if so, whether or not it will be on more or less favorable terms.

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

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $1.4 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of each of March 31, 2015 and December 31, 2014, we recorded environmental remediation liabilities of $52.3 million.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  At March 31, 2015 and December 31, 2014, we had $18.5 million and $13.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third party claims.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Liquid petroleum products (1)	$139,267	$226,898
Materials and supplies	16,803	16,577
Total inventories	$156,070	$243,475

(1)         Ending inventory was 85.4 million and 140.3 million gallons of liquid petroleum products at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and at December 31, 2014, approximately 90% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

5.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid insurance	$4,574	$9,918
Margin deposits	15,281	—
Unbilled revenue	3,385	3,556
Prepaid taxes	2,050	2,492
Vendor prepayments	84	136
Other	14,438	8,953
Total prepaid and other current assets	$39,812	$25,055

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Muskegon Pipeline LLC	$87	$249
Transport4, LLC	(32)	67
West Shore Pipe Line Company	1,778	660
South Portland Terminal LLC	301	290
Total earnings from equity investments	$2,134	$1,266

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue	$21,472	$19,694
Costs and expenses	(9,738)	(11,422)
Non-operating expense	(4,296)	(2,721)
Net income	$7,438	$5,551

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations.  We use derivative instruments to manage risks.

Interest Rate Derivatives

From time to time, we utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued.  During 2014, we settled our remaining interest rate swaps relating to the forecasted refinancing of the $275.0 million of 5.300% Notes due on October 15, 2014.  The losses resulting from the settlement of interest rate swaps designated and effective as hedges are deferred and amortized into interest expense over the remaining term of the debt covered by the interest rate swaps.  Over the next twelve months, we expect to reclassify $12.2 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The losses consist of settled forward-starting interest rate swaps, partially offset by a gain attributable to the settlement of a treasury lock agreement.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our commodity derivative instruments outstanding at March 31, 2015 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	4,058	2,759	Mark-to-market
Physical index derivative contracts	43,300	—	Mark-to-market
Futures contracts for refined petroleum products	6,952	4,704	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	76,670	—	Fair Value Hedge

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

	March 31, 2015
	Derivatives	Derivatives		Netting
	NOT Designated	Designated	Derivative	Balance
	as Hedging	as Hedging	Carrying	Sheet
	Instruments	Instruments	Value	Adjustment (1)	Net Total
Physical fixed price derivative contracts	$20,628	$—	$20,628	$1,066	$21,694
Physical index derivative contracts	95	—	95	(55)	40
Futures contracts for refined products	44,463	1,630	46,093	(46,093)	—
Total current derivative assets	65,186	1,630	66,816	(45,082)	21,734
Physical fixed price derivative contracts	621	—	621	(32)	589
Futures contracts for refined products	26	—	26	(26)	—
Total non-current derivative assets	647	—	647	(58)	589
Physical fixed price derivative contracts	(2,319)	—	(2,319)	(1,066)	(3,385)
Physical index derivative contracts	(107)	—	(107)	55	(52)
Futures contracts for refined products	(50,870)	(5)	(50,875)	46,093	(4,782)
Total current derivative liabilities	(53,296)	(5)	(53,301)	45,082	(8,219)
Physical fixed price derivative contracts	(34)	—	(34)	32	(2)
Futures contracts for refined products	(829)	—	(829)	26	(803)
Total non-current derivative liabilities	(863)	—	(863)	58	(805)
Net derivative assets	$11,674	$1,625	$13,299	$—	$13,299

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our hedged inventory portfolio extends to the fourth quarter of 2015.  The majority of the unrealized gain at March 31, 2015 for inventory hedges represented by futures contracts of $1.6 million will be realized by the second quarter of 2015 as the related inventory is sold.  At March 31, 2015, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond September 2016.  In addition, at March 31, 2015, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended
		March 31,
	Location	2015	2014

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$7,055	$(3,372)
Physical index derivative contracts	Product sales	(5)	6
Physical fixed price derivative contracts	Cost of product sales	2,639	1,411
Physical index derivative contracts	Cost of product sales	(156)	(192)
Futures contracts for refined products	Cost of product sales	8,705	6,488

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	(17,847)	1,279
Physical inventory - hedged items	Cost of product sales	9,424	(6,225)

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$1,066	$4,732
Time value excluded from hedge assessment	Cost of product sales	(9,489)	(9,678)
Net loss in income		$(8,423)	$(4,946)

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The losses reclassified from accumulated other comprehensive income (“AOCI”) to income and the change in value recognized in other comprehensive income (“OCI”) on our derivatives were as follows for the periods indicated (in thousands):

		Loss Reclassified
		from AOCI to Income for the
		Three Months Ended
		March 31,
	Location	2015	2014

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,037)	$(1,779)

	Loss Recognized
	in OCI on Derivatives for the
	Three Months Ended
	March 31,
	2015	2014

Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$—	$(9,604)

8.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	March 31, 2015		December 31, 2014
	Level 1	Level 2	Level 1	Level 2

Financial assets:
Physical fixed price derivative contracts	$—	$22,283	$—	$44,912
Physical index derivative contracts	—	40	—	53
Futures contracts for refined products	—	—	27,143	—

Financial liabilities:
Physical fixed price derivative contracts	—	(3,387)	—	(1,495)
Physical index derivative contracts	—	(52)	—	(312)
Futures contracts for refined products	(5,585)	—	(2,615)	—
Fair value	$(5,585)	$18,884	$24,528	$43,158

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $22.3 million and $44.9 million as of March 31, 2015 and December 31, 2014, respectively, are net of CVAs of ($0.1) million for both periods, respectively.  As of March 31, 2015, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed-rate debt	$3,389,268	$3,510,848	$3,388,986	$3,465,973
Variable-rate debt	195,800	195,800	166,000	166,000
Total debt	$3,585,068	$3,706,648	$3,554,986	$3,631,973

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the three months ended March 31, 2015 and 2014, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.              PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Service cost	$3	$54	$91	$108
Interest cost	138	134	333	352
Expected return on plan assets	(84)	(98)	—	—
Amortization of prior service credit	—	—	—	(406)
Amortization of unrecognized losses	211	308	50	298
Actuarial loss due to settlements	—	193	—	—
Net periodic benefit cost	$268	$591	$474	$352

During the three months ended March 31, 2015 and 2014, we contributed $0.2 million and $0.9 million, respectively, in aggregate to the RIGP and Retiree Medical Plan.

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

We recognized compensation expense from continuing operations related to the LTIP and the Option Plan of $5.2 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.

LTIP

As of March 31, 2015, there were 2,591,300 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2014 and 2013, actual compensation awards deferred under the Deferral Plan were $1.7 million and $2.7 million, for which 54,592 and 75,870 phantom units (including matching units) were granted during the three months ended March 31, 2015, and the year ended 2014, respectively.  These grants are included as granted in the LTIP activity table below.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Awards under the LTIP

During the three months ended March 31, 2015, the Compensation Committee of the Board granted 194,441 phantom units to employees (including the 54,592 phantom units granted pursuant to the Deferral Plan, as discussed above), 22,001 phantom units to independent directors of Buckeye GP and 201,874 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	LP Units	per LP Unit
Unvested at January 1, 2015	906	$63.56
Granted	418	73.33
Vested	(251)	63.59
Forfeited	(4)	67.27
Unvested at March 31, 2015	1,069	$67.33

At March 31, 2015, $46.7 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2.2 years.

Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	LP Units	per LP Unit	Term (in years)	Value (1)
Outstanding at January 1, 2015	26	$48.18	1.6	$703
Exercised	(2)	45.88
Outstanding at March 31, 2015	24	48.36	1.4	$647

Exercisable at March 31, 2015	24	$48.36	1.4	$647

(1)         Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in March 2015 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised was $0.1 million during each of the three months ended March 31, 2015 and 2014.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  PARTNERS’ CAPITAL AND DISTRIBUTIONS

During the three months ended March 31, 2015, we sold approximately 49,000 LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”).  We received $3.7 million in net proceeds after deducting commissions and other related expenses and paid $0.1 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Summary of Changes in Outstanding Units

The following is a summary of changes in LP Units outstanding for the periods indicated (in thousands):

Outstanding at January 1, 2015	127,043
LP Units issued pursuant to the Option Plan (1)	2
LP Units issued pursuant to the LTIP (1)	191
Issuance of LP Units through Equity Distribution Agreements	49
Outstanding at March 31, 2015	127,285

(1)         The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $145.4 million and $125.8 million during the three months ended March 31, 2015 and 2014, respectively.

On May 1, 2015, we announced a quarterly distribution of $1.15 per LP Unit that will be paid on May 18, 2015, to unitholders of record on May 11, 2015.  Based on the LP Units outstanding as of March 31, 2015, cash distributed to unitholders on May 18, 2015 will total $147.0 million.

12.  EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2015	2014

Net income attributable to Buckeye Partners, L.P.	$111,611	$90,468

Basic:
Weighted average units outstanding - basic	127,175	115,319
Earnings per unit - basic	$0.88	$0.78

Diluted:
Weighted average units outstanding - basic	127,175	115,319
Dilutive effect of LP Unit options and LTIP awards granted	432	477
Weighted average units outstanding - diluted	127,607	115,796
Earnings per unit - diluted	$0.87	$0.78

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  BUSINESS SEGMENTS

We operate and report in four business segments: (i) Pipelines & Terminals; (ii) Global Marine Terminals; (iii) Merchant Services; and (iv) Development & Logistics.  Each segment uses the same accounting policies as those used in the preparation of our unaudited condensed consolidated financial statements.  All inter-segment revenues, operating income and assets have been eliminated.

Pipelines & Terminals

The Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services in the continental United States.  This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including five terminals owned by the Merchant Services segment but operated by the Pipelines & Terminals segment.  In addition, the segment has butane blending capabilities and provides crude oil services, including train off-loading, storage and throughput.

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Pipelines & Terminals	$225,256	$218,539
Global Marine Terminals	120,984	88,769
Merchant Services	740,160	1,678,302
Development & Logistics	18,849	16,832
Intersegment	(17,149)	(10,613)
Total revenue	$1,088,100	$1,991,829

For the three months ended March 31, 2015 and 2014, no customer contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue:
United States	$1,005,061	$1,907,352
International	83,039	84,477
Total revenue	$1,088,100	$1,991,829

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

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA from continuing operations by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$125,551	$126,720
Global Marine Terminals	74,418	53,703
Merchant Services	8,442	3,133
Development & Logistics	4,499	5,068
Total Adjusted EBITDA from continuing operations	$212,910	$188,624

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$112,021	$101,539
Less: Net loss (income) attributable to noncontrolling interests	447	(1,029)
Income from continuing operations attributable to Buckeye Partners, L.P.	112,468	100,510
Add: Interest and debt expense	41,709	41,213
Income tax expense (benefit)	239	(77)
Depreciation and amortization (1)	53,776	42,991
Non-cash unit-based compensation expense	5,086	3,122
Acquisition and transition expense	2,400	3,633
Less: Amortization of unfavorable storage contracts (2)	(2,768)	(2,768)
Adjusted EBITDA from continuing operations	$212,910	$188,624

(1)   Includes 100% of the depreciation and amortization expense of $11.7 million for Buckeye Texas for the three months ended March 31, 2015.

(2)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

BUCKEYE PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Cash paid for interest (net of capitalized interest)	$46,316	$52,703
Cash paid for income taxes	232	127
Capitalized interest	5,924	2,042

Non-cash investing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities related to capital expenditures	$4,353	$(20,741)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline.  Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our network of marine terminals enables us to facilitate global flows of crude oil, refined petroleum products, and other commodities, and to offer our customers connectivity to some of the world’s most important bulk storage and blending hubs.  In September 2014, we expanded our network of marine midstream assets by acquiring a controlling interest in Buckeye Texas Partners LLC (“Buckeye Texas”), which has assets located in Corpus Christi and the Eagle Ford play.  We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.  Finally, Buckeye operates and/or maintains third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, and performs certain engineering and construction management services for third parties.

On December 31, 2014, we completed the sale of our Natural Gas Storage disposal group and have reported the final working capital adjustments as discontinued operations for the three months ended March 31, 2015.  For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview of Operating Results

Net income attributable to our unitholders was $111.6 million for the three months ended March 31, 2015, which was an increase of $21.1 million, or 23.3%, from $90.5 million for the corresponding period in 2014. Operating income was $151.8 million for the three months ended March 31, 2015, which is an increase of $10.5 million, or 7.4%, from $141.3 million for the corresponding period in 2014.  Our results for the three months ended March 31, 2015 include year-over-year improvement in our Global Marine Terminals and Merchant Services segments, while our Pipelines & Terminals and Development & Logistics segments experienced slightly reduced earnings.

The increase in net income attributable to our unitholders was primarily the result of increased storage and other services revenue in our Global Marine Terminals segment as well as increased contribution from our Merchant Services segment as a result of more effective inventory management and continued strength in rack margins.  Through effective commercialization of our assets, we were able to capitalize on strong customer demand, which translated into higher utilization, higher rates and, in some instances, the execution of longer term contracts.  In addition, we experienced more favorable market conditions, particularly in crude oil but also in refined petroleum products, which drove strong interest for storage from our customers in the Global Marine Terminals segment and increased asset optimization in our Merchant Services segment.  Conversely, the lower commodity pricing environment negatively impacted our settlement revenues and butane blending spreads in our Pipelines & Terminals segment.  Settlement revenues were negatively impacted due to lower product settlement volumes and a decline in commodity prices, while butane blending activities were also negatively impacted due to the narrowed spread between butane and gasoline prices.  These negative factors were partially offset by increases in storage, terminalling and throughput revenues.  The increase in net income attributable to our unitholders was also partially offset by an increase in depreciation and amortization expense due to the Buckeye Texas assets acquired in September 2014.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2015	2014

Revenue	$1,088,100	$1,991,829
Costs and expenses	936,298	1,850,556
Operating income	151,802	141,273
Other expense, net	(39,542)	(39,811)
Income from continuing operations, before taxes	112,260	101,462
Income tax (expense) benefit	(239)	77
Income from continuing operations	112,021	101,539
Loss from discontinued operations	(857)	(10,042)
Net income	111,164	91,497
Less: Net loss (income) attributable to noncontrolling interests	447	(1,029)
Net income attributable to Buckeye Partners, L.P.	$111,611	$90,468

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$125,551	$126,720
Global Marine Terminals	74,418	53,703
Merchant Services	8,442	3,133
Development & Logistics	4,499	5,068
Adjusted EBITDA from continuing operations	$212,910	$188,624

Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable Cash Flow:
Income from continuing operations	$112,021	$101,539
Less: Net loss (income) attributable to noncontrolling interests	447	(1,029)
Income from continuing operations attributable to Buckeye Partners, L.P.	112,468	100,510
Add: Interest and debt expense	41,709	41,213
Income tax expense (benefit)	239	(77)
Depreciation and amortization (1)	53,776	42,991
Non-cash unit-based compensation expense	5,086	3,122
Acquisition and transition expense	2,400	3,633
Less: Amortization of unfavorable storage contracts (2)	(2,768)	(2,768)
Adjusted EBITDA from continuing operations	212,910	188,624
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(37,493)	(38,273)
Income tax (expense) benefit, excluding non-cash taxes	(239)	77
Maintenance capital expenditures	(19,430)	(18,633)
Distributable cash flow from continuing operations	$155,748	$131,795

(1)         Includes 100% of the depreciation and amortization expense of $11.7 million for Buckeye Texas for the three months ended March 31, 2015.

(2)         Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

The following table presents product volumes and average tariff rates for the Pipelines & Terminals segment in barrels per day (“bpd”), percent of capacity utilization for the Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	695.0	656.7
Jet fuel	336.9	305.6
Middle distillates (1)	413.6	405.0
Other products (2)	27.5	31.1
Total pipelines throughput	1,473.0	1,398.4
Terminals:
Products throughput	1,195.9	1,122.4

Pipeline average tariff (cents/ bbl)	83.7	83.1

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (3)	93%	85%

Merchant Services (in millions of gallons):
Sales volumes	424.7	569.0

(1)         Includes diesel fuel and heating oil.

(2)         Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.

(3)         Represents the ratio of contracted capacity to capacity available to be contracted.  Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are 80% and 72% for the three months ended March 31, 2015 and 2014, respectively.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated

Adjusted EBITDA was $212.9 million for the three months ended March 31, 2015, which is an increase of $24.3 million, or 12.9%, from $188.6 million for the corresponding period in 2014.  The increase in Adjusted EBITDA was primarily related to increased storage revenue and customer utilization of our terminal facilities in the Global Marine Terminals segment, as well as positive contributions from the Buckeye Texas assets acquired in September 2014.  The increased interest in storage from our customers, particularly in the Global Marine Terminals segment, was driven by successful commercialization efforts across all commodities, as well as improved market conditions.  In addition, we benefitted from continued strength in rack margins and lower refined petroleum product costs resulting from more effective supply management activities and lower inventory levels in our Merchant Services segment.  These increases in Adjusted EBITDA were offset by a slight decrease in earnings in our Pipelines & Terminals and Development & Logistics segments.

Revenue was $1,088.1 million for the three months ended March 31, 2015, which is a decrease of $903.7 million, or 45.4%, from $1,991.8 million for the corresponding period in 2014.  The decrease in revenue was primarily related to the decline of refined petroleum product prices and a decrease in sales volume in our Merchant Services segment, which was partially offset by the revenue increase in our Global Marine Terminals segment primarily due to increased customer utilization of our terminal facilities.  In addition, revenue in our Pipelines & Terminals segment increased as a result of increased terminalling volumes and new customer contracts.

Operating income was $151.8 million for the three months ended March 31, 2015, which is an increase of $10.5 million, or 7.4%, from $141.3 million for the corresponding period in 2014.  The increase in operating income was primarily related to the increased positive contribution from our Global Marine Terminals segment due to higher storage capacity utilization and rates.  In addition, lower refined petroleum product costs and continued strength in rack margins in our Merchant Services segment contributed to our overall increase in operating income.  These increases were partially offset by an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets acquired in September 2014.

Distributable cash flow was $155.7 million for the three months ended March 31, 2015, which is an increase of $24.0 million, or 18.2%, from $131.8 million for the corresponding period in 2014.  The increase in distributable cash flow was primarily related to an increase of $24.3 million in Adjusted EBITDA as described above.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $125.6 million for the three months ended March 31, 2015, which is a decrease of $1.1 million, or 0.9%, from $126.7 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA is primarily due to an $8.7 million increase in operating expenses, which include FERC litigation fees and higher costs to support our growth, partially offset by a $6.7 million increase in revenues and a $0.9 million increase in earnings from equity investments.  The increase in revenues is comprised of a $9.4 million increase in revenue resulting from higher terminalling volumes and new terminalling throughput and storage contracts, a $6.4 million increase in revenue resulting from higher pipeline volumes and higher average pipeline tariff rates, a $5.0 million increase in revenue from capital investments in internal growth and diversification initiatives, including crude oil handling services and a $0.3 million increase in other revenue.  These increases were partially offset by a $14.4 million decrease in revenue related to settlements and butane blending activities, primarily due to lower product settlement volumes and a decline in commodity prices.

Pipeline volumes increased by 5.3% due to stronger demand for jet fuel and gasoline resulting from growth capital projects completed in the second quarter of 2014, as well as increased demand due to lower refined petroleum product prices.  Terminalling volumes increased by 6.5% primarily due to higher demand for jet fuel and gasoline, new customer contracts and service offerings at select locations, including the benefit of contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $74.4 million for the three months ended March 31, 2015, which is an increase of $20.7 million, or 38.6%, from $53.7 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to a $12.4 million increase in storage and terminalling revenue as a result of greater customer utilization and higher rates, a $9.0 million contribution from our joint venture interest in Buckeye Texas and a $2.4 million increase in revenue from ancillary services due to increased customer utilization of our facilities.  The increase in storage revenue was primarily the result of successful commercialization efforts across all commodities, as well as market conditions that incentivized the storage of crude oil.  Ancillary services include the berthing of ships at our jetties, heating services and product settlement gains/losses.  The increase in revenue was offset by a $3.1 million increase in operating expenses related to incremental costs necessary to support the higher utilization of our facilities.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $8.4 million for the three months ended March 31, 2015, which is an increase of $5.3 million, from $3.1 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to effective supply management activities to minimize inventory levels and lower refined petroleum product costs, as well as continued strength in rack margins in the distillate market.

Adjusted EBITDA was positively impacted by a $946.1 million decrease in cost of product sales, which included a $423.8 million decrease due to 25.4% lower volumes sold and a $522.3 million decrease in refined petroleum product cost due to a price decrease of $1.23 per gallon (average cost per gallon were $1.71 and $2.94 for the 2015 and 2014 periods, respectively).

Adjusted EBITDA was negatively impacted by a $938.2 million decrease in revenue, which included a $425.6 million decrease due to 25.4% lower volumes sold and a $512.6 million decrease in refined petroleum product sales due to a price decrease of $1.21 per gallon (average sales price per gallon were $1.74 and $2.95 for the 2015 and 2014 periods, respectively) and a $2.6 million increase in operating expenses.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $4.5 million for the three months ended March 31, 2015, which is a decrease of $0.6 million, or 11.2%, from $5.1 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA was primarily due to a $0.7 million increase in operating expenses and a $0.9 million decrease in revenue related to the LPG storage caverns primarily due to a one-time gain recognition of inventory in prior year, partially offset by $1.0 million of positive contribution related to third-party engineering and operations contracts.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving credit facility dated September 30, 2014 (the “Credit Facility”) with SunTrust Bank and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP and Buckeye Caribbean Terminals LLC, collectively the Buckeye Merchant Service Companies (“BMSC”), fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans, over the next 12 months.

Current Liquidity

As of March 31, 2015, we had a working capital deficit of $2.3 million.  We had $1,304.2 million of additional borrowing capacity under our Credit Facility, but, except for borrowings that are used to refinance other debt, we are limited to $1,227.4 million of additional borrowing capacity by the financial covenants under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission that, as of March 31, 2015, had $996.2 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

Debt

At March 31, 2015, we had total fixed-rate and variable-rate debt obligations of $3,389.3 million and $195.8 million, respectively, with an aggregate fair value of $3,706.6 million.  At March 31, 2015, we were in compliance with the covenants under our Credit Facility.

Equity

In May 2013, we entered into four separate Equity Distribution Agreements under which we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.  During the three months ended March 31, 2015, we sold approximately 49,000 LP Units in aggregate under the Equity Distribution Agreements, received $3.7 million in net proceeds after deducting commissions and other related expenses and paid $0.1 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Cash provided by (used in):
Operating activities	$237,623	$(47,618)
Investing activities	(136,819)	(109,843)
Financing activities	(106,809)	183,825
Net (decrease) increase in cash and cash equivalents	$(6,005)	$26,364

Operating Activities

Net cash provided by operating activities of $237.6 million for the three months ended March 31, 2015 primarily related to $111.2 million of net income, $53.8 million of depreciation and amortization and a $87.4 million decrease in inventory resulting primarily from our risk management activities to minimize inventory levels and lower product costs, partially offset by an increase of $29.4 million in broker margin deposits that were driven by the change in commodity prices.

Net cash used in operating activities of $47.6 million for the three months ended March 31, 2014 primarily related to $91.5 million of net income and $43.0 million of depreciation and amortization, offset by $105.0 million associated with an increase in inventory and a $91.8 million increase in accounts receivable.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $136.8 million for the three months ended March 31, 2015 primarily related to $134.0 million of capital expenditures.  Net cash used in investing activities of $109.8 million for the three months ended March 31, 2014 primarily related to $109.9 million of capital expenditures.  See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $106.8 million for the three months ended March 31, 2015 primarily related to $144.3 million of cash distributions paid to our unitholders ($1.1375 per LP Unit), partially offset by $29.8 million of net borrowings under the Credit Facility and $3.7 million of net proceeds from the issuance of 49,000 million LP Units under the Equity Distribution Agreements.

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

	Three Months Ended
	March 31,
	2015	2014

Maintenance capital expenditures	$19,430	$18,704
Expansion and cost reduction	114,594	91,160
Total capital expenditures, net	$134,024	$109,864

Capital expenditures increased for the three months ended March 31, 2015, as compared to the corresponding period in 2014 primarily due to increases in expansion and cost reduction capital projects.  Our expansion and cost reduction capital expenditures were $114.6 million for the three months ended March 31, 2015, which is an increase of $23.4 million, or 25.7%, from $91.2 million for the corresponding period in 2014.  The period-over-period fluctuations in our expansion and cost reduction capital expenditures were primarily driven by spending on our major growth capital projects, including the ongoing initial build-out of the Buckeye Texas facilities.  Our most significant growth capital expenditures for the three months ended March 31, 2015 included cost reduction and revenue generation projects related to storage tank enhancements across our portfolio of terminalling assets, pipeline connectivity improvements, and a pipeline integrity enhancement program that improved the operational efficiencies in our pipeline systems.  Our maintenance capital expenditures were $19.4 million for the three months ended March 31, 2015, which is an increase of $0.7 million, or 3.9%, from $18.7 million for the corresponding period in 2014.  Period-over-period fluctuations in our maintenance capital expenditures were relatively flat for the three months ended March 31, 2015.  The slight increase in maintenance capital expenditures was primarily driven by the timing of tank integrity projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2015 (in thousands):

	2015
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$70,000	$80,000
Expansion and cost reduction	165,000	185,000
Total capital expenditures	$235,000	$265,000

Global Marine Terminals:
Maintenance capital expenditures	$20,000	$30,000
Expansion and cost reduction	275,000	295,000
Total capital expenditures (1)	$295,000	$325,000

Overall:
Maintenance capital expenditures	$90,000	$110,000
Expansion and cost reduction	440,000	480,000
Total capital expenditures	$530,000	$590,000

(1)         Includes 100% of Buckeye Texas Partners related capital expenditures.

Estimated maintenance capital expenditures include replacement of tank floors and tank roofs and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include the construction of a deep-water marine terminal, a condensate splitter, an LPG storage complex and three crude oil and condensate gathering facilities in South Texas, as well as pipeline expansion projects, storage tank enhancement and refurbishment projects across our system and various upgrades and expansions of our butane blending business.  The build-out of the facilities in South Texas is funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.

Off-Balance Sheet Arrangements

At March 31, 2015, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.   There have been no material changes in that information other than as discussed below.  Also see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Market Risk — Non-Trading Instruments

We are exposed to financial market risks, including changes in commodity prices. The primary factors affecting our market risk and the fair value of our derivative portfolio at any point in time are the volume of open derivative positions and changing refined petroleum commodity prices.   We are also susceptible to basis risk created when we enter into financial hedges that are priced at a certain location, but the sales or exchanges of the underlying commodity are at another location where prices and price changes might differ from the prices and price changes at the location upon which the hedging instrument is based.  Since prices for refined petroleum products are volatile, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions.

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Fair value of contracts outstanding at January 1, 2015	$67,686
Items recognized or settled during the period	(54,778)
Fair value attributable to new deals	11,864
Change in fair value attributable to price movements	(11,465)
Change in fair value attributable to non-performance risk	(8)
Fair value of contracts outstanding at March 31, 2015	$13,299

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at March 31, 2015, the estimated fair value would be as follows (in thousands):

	Resulting
Scenario	Classification	Fair Value

Fair value assuming no change in underlying commodity prices (as is)	Asset	$152,639
Fair value assuming 10% increase in underlying commodity prices	Asset	$146,599
Fair value assuming 10% decrease in underlying commodity prices	Asset	$158,679

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and uses the U.S. dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three months ended March 31, 2015 and 2014.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

In the ordinary course of business, we are involved in various claims and legal proceedings, some of which are covered by insurance. We are generally unable to predict the timing or outcome of these claims and proceedings. For information on unresolved legal proceedings, see Part I, Item 1, Financial Statements, Note 3, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

3.9

Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of September 29, 2014 (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on September 29, 2014).

10.1

Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.2

Form of Amendment No. 1 to Equity Distribution Agreement, dated March 2, 2015, among Buckeye Partners, L.P., Buckeye GP LLC and each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (Incorporated by reference to Exhibit 1.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on March 2, 2015).

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

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date: May 1, 2015	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)