Form 10-Q
period 2015-06-30
BUCKEYE PARTNERS, L.P.
filed 2015-07-31
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of July 27, 2015, there were 128,032,477 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product sales	$458,613	$1,492,697	$1,198,831	$3,170,439
Transportation, storage and other services	338,170	316,254	686,052	630,341
Total revenue	796,783	1,808,951	1,884,883	3,800,780

Costs and expenses:
Cost of product sales	448,534	1,510,043	1,166,073	3,175,422
Operating expenses	141,339	133,018	283,704	257,847
Depreciation and amortization	55,598	43,394	109,374	86,385
General and administrative	20,293	20,330	42,911	37,687
Total costs and expenses	665,764	1,706,785	1,602,062	3,557,341
Operating income	131,019	102,166	282,821	243,439

Other income (expense):
Earnings from equity investments	2,446	2,170	4,580	3,436
Interest and debt expense	(41,975)	(42,012)	(83,684)	(83,225)
Other income (expense)	77	(232)	110	(96)
Total other expense, net	(39,452)	(40,074)	(78,994)	(79,885)
Income from continuing operations before taxes	91,567	62,092	203,827	163,554
Income tax expense	(241)	(153)	(480)	(76)
Income from continuing operations	91,326	61,939	203,347	163,478
Loss from discontinued operations	—	(38,186)	(857)	(48,228)
Net income	91,326	23,753	202,490	115,250
Less: Net loss (income) attributable to noncontrolling interests	254	(733)	701	(1,762)
Net income attributable to Buckeye Partners, L.P.	$91,580	$23,020	$203,191	$113,488

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.72	$0.53	$1.60	$1.40
Discontinued operations	—	(0.33)	(0.01)	(0.42)
Total	$0.72	$0.20	$1.59	$0.98

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.71	$0.53	$1.60	$1.39
Discontinued operations	—	(0.33)	(0.01)	(0.41)
Total	$0.71	$0.20	$1.59	$0.98

Weighted average units outstanding:
Basic	127,650	116,078	127,414	115,701
Diluted	128,198	116,652	127,904	116,226

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$91,326	$23,753	$202,490	$115,250
Other comprehensive income (loss):
Unrealized losses on derivative instruments	(3,857)	(9,208)	(3,857)	(18,812)
Reclassification of derivative losses to net income	3,039	1,778	6,076	3,557
Recognition of costs related to benefit plans to net income	259	394	520	787
Total other comprehensive (loss) income	(559)	(7,036)	2,739	(14,468)
Comprehensive income	90,767	16,717	205,229	100,782
Less: Comprehensive loss (income) attributable to noncontrolling interests	254	(733)	701	(1,762)
Comprehensive income attributable to Buckeye Partners, L.P.	$91,021	$15,984	$205,930	$99,020

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$8,577	$8,208
Accounts receivable, net	219,104	265,830
Construction and pipeline relocation receivables	12,595	20,542
Inventories	284,716	243,475
Derivative assets	12,408	69,189
Prepaid and other current assets	65,625	25,055
Total current assets	603,025	632,299

Property, plant and equipment, net	5,968,990	5,735,787

Equity investments	83,024	82,849
Goodwill	995,210	993,375
Intangible assets, net	521,812	553,924
Other non-current assets	79,881	87,854
Total assets	$8,251,942	$8,086,088

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$209,300	$166,000
Accounts payable	95,851	159,129
Derivative liabilities	21,952	1,802
Accrued and other current liabilities	288,652	295,024
Total current liabilities	615,755	621,955

Long-term debt	3,574,555	3,388,986
Other non-current liabilities	125,082	134,551
Total liabilities	4,315,392	4,145,492

Commitments and contingencies (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (128,030,831 and 127,043,317 units outstanding as of June 30, 2015 and December 31, 2014 respectively)	3,786,551	3,817,916
Accumulated other comprehensive loss	(112,549)	(115,288)
Total Buckeye Partners, L.P. capital	3,674,002	3,702,628
Noncontrolling interests	262,548	237,968
Total partners’ capital	3,936,550	3,940,596
Total liabilities and partners’ capital	$8,251,942	$8,086,088

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$202,490	$115,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	109,374	86,385
Asset impairment expense	—	26,254
Litigation contingency accrual	13,500	—
Net changes in fair value of derivatives	73,238	(6,332)
Non-cash deferred lease expense	—	1,819
Amortization of unfavorable storage contracts	(5,536)	(5,536)
Earnings from equity investments	(4,580)	(3,436)
Distributions from equity investments	4,258	125
Other non-cash items	22,761	12,037
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	43,848	(65,718)
Construction and pipeline relocation receivables	7,947	962
Inventories	(38,922)	(131,774)
Prepaid and other current assets	(43,226)	19,244
Accounts payable	(69,211)	(26,708)
Accrued and other current liabilities	(21,898)	12,264
Other non-current assets	2,244	(5,739)
Other non-current liabilities	(4,685)	(6,977)
Net cash provided by operating activities	291,602	22,120
Cash flows from investing activities:
Capital expenditures	(298,414)	(201,515)
Acquisitions, net of working capital settlement	(2,921)	—
Net proceeds from insurance settlement	—	549
Proceeds from disposal of property, plant and equipment	13	691
Net cash used in investing activities	(301,322)	(200,275)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	62,414	74,517
Net proceeds from exercise of Unit options	173	615
Payment of tax withholding on issuance of LTIP awards	(6,539)	(4,791)
Debt issuance costs	(365)	—
Borrowings under BPL Credit Facility	832,000	847,000
Repayments under BPL Credit Facility	(647,000)	(631,000)
Net borrowings under BMSC Credit Facility	43,300	174,000
Acquisition of additional interest in WesPac Memphis	(10,044)	(9,510)
Contributions from noncontrolling interests	30,000	—
Distributions paid to noncontrolling interests	(3,218)	(3,549)
Distributions paid to unitholders	(290,632)	(252,171)
Net cash provided by financing activities	10,089	195,111
Net increase in cash and cash equivalents	369	16,956
Cash and cash equivalents — Beginning of period	8,208	4,950
Cash and cash equivalents — End of period	$8,577	$21,906

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2015	$3,817,916	$(115,288)	$237,968	$3,940,596
Net income (loss)	203,191	—	(701)	202,490
Acquisition of additional interest in WesPac Memphis	(8,276)	—	(1,768)	(10,044)
Adjustment to value of noncontrolling equity interest in acquisition	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(292,467)	—	1,835	(290,632)
Net proceeds from issuance of LP Units	62,414	—	—	62,414
Amortization of unit-based compensation awards	11,134	—	—	11,134
Net proceeds from exercise of Unit options	173	—	—	173
Payment of tax withholding on issuance of LTIP awards	(6,539)	—	—	(6,539)
Distributions paid to noncontrolling interests	—	—	(3,218)	(3,218)
Contributions from noncontrolling interests	—	—	30,000	30,000
Other comprehensive income	—	2,739	—	2,739
Noncash accrual for distribution equivalent rights	(1,361)	—	—	(1,361)
Other	366	—	(348)	18
Partners' capital - June 30, 2015	$3,786,551	$(112,549)	$262,548	$3,936,550

Partners’ capital - January 1, 2014	$3,169,217	$(103,552)	$15,171	$3,080,836
Net income	113,488	—	1,762	115,250
Acquisition of additional interest in WesPac Memphis	(7,933)	—	(1,577)	(9,510)
Distributions paid to unitholders	(253,849)	—	1,678	(252,171)
Net proceeds from issuance of LP Units	74,517	—	—	74,517
Amortization of unit-based compensation awards	8,190	—	—	8,190
Net proceeds from exercise of Unit options	615	—	—	615
Payment of tax withholding on issuance of LTIP awards	(4,791)	—	—	(4,791)
Distributions paid to noncontrolling interests	—	—	(3,549)	(3,549)
Other comprehensive loss	—	(14,468)	—	(14,468)
Noncash accrual for distribution equivalent rights	(666)	—	—	(666)
Other	20	—	(73)	(53)
Partners' capital - June 30, 2014	$3,098,808	$(118,020)	$13,412	$2,994,200

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

On December 31, 2014, we completed the sale of our Natural Gas Storage disposal group and have reported the final working capital adjustments as discontinued operations in the first quarter of 2015. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Developments

Revenue from Contracts with Customers. In July 2015, the Financial Accounting Standards Board (“FASB”) deferred the effective date of guidance that was originally issued in May 2014 to clarify principles used to recognize revenue for all entities. The guidance is now effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and/or allocating the transaction price to each separate performance obligation. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Debt Issuance Costs. In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

2. ACQUISITIONS

Business Combinations

2015 Transaction

In May 2015, we acquired a pipeline in Springfield, Massachusetts from ExxonMobil Oil Corporation ("ExxonMobil") for $5.8 million.  The operations of this asset are reported in the Pipelines & Terminals segment and complement the Springfield terminal also purchased from ExxonMobil for $2.0 million in the first quarter of 2015. We valued these acquisitions as a single portfolio of assets. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the acquired assets with our existing operations and the economic value attributable to optimizing, modernizing and commercializing the asset from this acquisition. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of June 30, 2015 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Property, plant and equipment	$5,541
Goodwill	7,114
Asset retirement obligation	(4,200)
Environmental liabilities	(653)
Allocated purchase price	$7,802

Unaudited Pro forma Financial Results for the Springfield pipeline and terminal acquisition

Our consolidated statements of operations do not include earnings from the pipeline and terminal acquired from ExxonMobil prior to March 31, 2015 and May 5, 2015, the effective acquisition dates of the terminal and pipeline acquired from ExxonMobil, respectively. The preparation of unaudited pro forma financial information for the terminal and pipeline acquired from ExxonMobil is impracticable due to the fact that ExxonMobil historically operated the assets as part of its integrated distribution network and, therefore, meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and six months ended June 30, 2015.

2014 Transaction

In September 2014, we acquired an 80% interest in Buckeye Texas Partners LLC (“Buckeye Texas”), a newly-formed entity, for $816.1 million, net of cash acquired of $15.0 million and settlement of working capital and capital expenditure adjustments of $4.9 million required by the contribution agreement with Trafigura Corpus Christi Holdings Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura Trading LLC, formerly known as Trafigura AG (“Trafigura”), are constructing a vertically integrated system of midstream assets including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, a condensate splitter and liquefied petroleum gas storage complex in Corpus Christi, Texas and three crude oil and condensate gathering facilities in the Eagle Ford play. The initial build-out of these facilities has been and continues to be funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura that support substantially all the capacity and cash flows expected from these assets.  Buckeye Texas does not have sufficient resources to complete its initial build-out and activities without financial support of its joint owners. Accordingly, we concluded Buckeye Texas is a VIE of which we are the primary beneficiary.  In making this conclusion, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the assets.  We consolidated Buckeye Texas due to our conclusion that Buckeye Texas is a VIE of which we are the primary beneficiary. The operations of these assets are reported in the Global Marine Terminals segment.

The acquisition cost has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the Buckeye Texas operations with our existing operations and the economic value attributable to future expansion projects resulting from this acquisition. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of June 30, 2015 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Current assets	$23,087
Property, plant and equipment	527,390
Intangible assets	376,000
Goodwill	167,353
Current liabilities	(54,943)
Noncontrolling interests	(207,778)
Allocated purchase price	$831,109

The pro forma impact of this acquisition was not significant to our financial results for the three and six months ended June 30, 2015 or 2014, as significant assets are still under construction.

Acquisition of Remaining Interest in WesPac Pipelines — Memphis LLC

In April 2015, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased from Kealine LLC for $10.0 million the remaining 10% ownership interest in WesPac Pipelines — Memphis LLC (“WesPac Memphis”), which was accounted for as an equity transaction.  As a result of the acquisition, we now own 100% of WesPac Memphis.

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in the second half of 2014.  The first occurred on August 5, 2014, when a vessel allided with our terminal’s ship dock.  Reconstruction of the dock has been completed and service has commenced. The aggregate cost to reconstruct the dock was approximately $8.0 million. Security for our claim has been provided by the vessel owner’s insurers, in the amount of $19.0 million, reserving all of their defenses.  We have commenced litigation against the vessel and its owner. They have stipulated to liability, so the only issue is the amount of Buckeye’s damages. The second incident occurred on October 5, 2014, when a tug and barge struck and damaged a second dock operated at the Pennsauken facility.  The tug and barge owners have commenced proceedings to limit their liability to $1.0 million and $5.0 million, respectively. We have filed claims in the limitation proceedings for the reconstruction of the second dock and response costs totaling approximately $7.0 million. We also are suffering loss-of-use damages as a result of the above allisions as the two incidents together have impacted the ability of vessels to call at the terminal. In order to mitigate these business losses, we have made modifications to two other berths at a cost of $1.3 million. Recovery for both the mitigation costs and business losses is being sought jointly from all of the respective responsible parties. Investigation of the incidents as well as our rights to recover our losses are ongoing.  We are insured for all property damage losses with respect to the allisions, subject to a $10.0 million deductible per occurrence. We also are insured for loss of use, subject to a 30 day deductible. The loss of use insurers are involved in the recovery efforts. As of June 30, 2015 we had $2.7 million included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing expected reimbursement from third parties for mitigation costs and the loss of use.

BORCO Jetty.  On May 25, 2012, a ship, Cape Bari, allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5.0 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter will be arbitrated in New York, New York.

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

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been $23.0 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of June 30, 2015, we had a $6.3 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing reimbursement of the deductible and other third party expenses.  Additionally, we have received insurance reimbursements of $16.0 million, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  Our insurers have paid most of the claim and are now parties in The Bahamas litigation.  As of June 30, 2015, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our unaudited condensed consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel owner filed a third-party complaint against BORCO and a BORCO subsidiary, Borco Towing Company Limited, alleging negligence by the pilots and tugs that assisted the Cape Bari berth.  We have investigated these allegations and believe that we have defenses and intend to defend ourselves and pursue our claims against the vessel owner. BORCO and Borco Towing Company Limited are insured for the alleged liability, subject to an applicable deductible, and the liability insurers are participating in the defense.

 Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line Company, L.P. (“BPLC”) New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates. On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 2014.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  In May 2014, a procedural schedule was established for this matter, providing for a hearing in March 2015, which occurred, and an initial decision by August 2015.  The hearing was concluded on April 1, 2015. As a result of developments in ongoing settlement talks regarding Dkt. Nos. OR12-28-000, OR13-3-000 (discussed below) and OR 14-41-000 (discussed below), we recorded an accrual and a corresponding reduction in revenue in the amount of $40.0 million in the quarter ended December 31, 2014 in our Pipelines & Terminals segment.

On June 19, 2015, BPLC and the airlines submitted an Offer of Settlement at the FERC (the “Settlement”) that would, if approved, resolve the complaints set for hearing in Dkt. Nos. OR12-28-000, et al. and OR14-41-000, as well as BPLC’s application in Dkt. No. OR13-3-000. Under the terms of the Settlement, BPLC has agreed to reduce its jet fuel rates prospectively, to make settlement payments to the airlines, to install facilities to increase the flexibility and capacity of its system in shipping jet fuel to John F. Kennedy International Airport, and to resolve its application in Dkt. No. OR13-3-000 as described further below. The timing and outcome of FERC’s review of the Settlement cannot be predicted at this time. As a result of submission of the Settlement, we recorded an additional accrual and corresponding reduction in revenue in the amount of $13.5 million in the quarter ended June 30, 2015 in our Pipelines & Terminals segment, which, together with the previously recorded $40.0 million reduction in revenue, represents anticipated settlement payments and other expenses associated with the Settlement.

FERC Docket No. OR14-41-000 — American Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 17, 2014, a complaint was filed with FERC by American Airlines.  It is similar to the Dkt. No. OR12-28-000 complaint (see above) in that it challenges BPLC’s rates for transportation of jet fuel from New Jersey to the three New York City airports, is not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint’s allegations are virtually identical to those in the other airline complaint proceeding.  On October 7, 2014, BPLC filed its answer to the complaint, contesting the airline’s allegations and presenting certain legal defenses to relief sought by the airline.  On December 18, 2014, FERC issued an order setting the complaint for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge. As noted above, a proposed settlement to resolve this complaint is pending before the FERC.

FERC Docket No. OR13-3-000 — BPLC’s Market-Based Rate Application.  On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, BPLC seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports.  The jet fuel rates were also the subject of the airlines’ Dkt. No. OR12-28-000 complaint discussed above.  On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection.  On January 14, 2013, BPLC filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest.  On January 29, 2013, the protestants responded to BPLC’s answer, and on February 13, 2013, BPLC filed a further answer to the protestants’ January 29, 2013 pleading.  On February 28, 2013, FERC issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  As discussed above, the Application has been consolidated with the complaint proceeding in Dkt. No. OR12-28-000 for settlement purposes and the settlement judge has reported to the FERC and the Chief ALJ that the application should be set for hearing.  The settlement judge also recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  As noted above, the FERC Chief ALJ ruled that Dkt. No. OR13-3-000 would proceed separately from the Dkt. No. OR12-28-000 proceeding and that the existing settlement procedures would continue concurrently with litigation.  If FERC were to approve the Application, BPLC would be permitted prospectively to set these rates in response to competitive forces, and the basis for the airlines’ claim for relief in their Dkt. No. OR12-28-000 complaint as to BPLC’s future rates would be irrelevant prospectively.

As noted above, BPLC and the airlines have submitted an Offer of Settlement to the FERC that would, if approved, resolve the Airlines’ objections to the Application. Under the terms of the Settlement, and in connection with the resolution of challenges to the jet fuel rates by the airlines in the complaint dockets discussed separately above, Buckeye would agree, inter alia, to withdraw the portions of the Application addressing transportation of jet fuel within the New York City market, including transportation of jet fuel to the three airports, while remaining free to pursue market-based rates for transportation of other refined petroleum products to other destinations within the New York City market. The timing and outcome of the FERC’s review of the Settlement cannot be predicted at this time.

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $1.3 million and $1.6 million during the three months ended June 30, 2015 and 2014, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  For the six months ended June 30, 2015 and 2014, we recorded operating expenses, net of recoveries, of $2.7 million and $2.2 million, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of June 30, 2015 and December 31, 2014, we recorded environmental remediation liabilities of $50.2 million and $52.3 million, respectively.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  At June 30, 2015 and December 31, 2014, we had $14.4 million and $13.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Liquid petroleum products (1)	$268,093	$226,898
Materials and supplies	16,623	16,577
Total inventories	$284,716	$243,475

(1)	Ending inventory was 141.6 million and 140.3 million gallons of liquid petroleum products as of June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, approximately 92% and 90% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Prepaid insurance	$12,792	$9,918
Margin deposits	29,727	—
Unbilled revenue	3,385	3,556
Prepaid taxes	4,692	2,492
Vendor prepayments	150	136
Other	14,879	8,953
Total prepaid and other current assets	$65,625	$25,055

6. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
West Shore Pipe Line Company	$2,398	$1,523	$4,176	$2,183
Muskegon Pipeline LLC	(671)	322	(584)	571
Transport4, LLC	305	186	273	253
South Portland Terminal LLC	414	139	715	429
Total earnings from equity investments	$2,446	$2,170	$4,580	$3,436

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$22,874	$21,771	$44,346	$41,465
Costs and expenses	(16,876)	(13,223)	(26,614)	(24,645)
Non-operating expenses	(3,361)	(2,859)	(7,657)	(5,580)
Net income	$2,637	$5,689	$10,075	$11,240

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in commodity prices, in the course of our normal business operations.  We use derivative instruments such as forwards, futures and other contracts to manage the risk of market price volatility associated with physical commodity inventory and expected future transactions. The majority of our futures contracts are used to hedge refined petroleum product inventories and are designated as fair value hedges with changes in fair value of both the futures contracts and physical inventory reflected in earnings. Other futures contracts are used to hedge certain expected future transactions and are designated as cash flow hedges with the effective portion of the hedge reported in other comprehensive income ("OCI") and reclassified into earnings when the expected future transaction affects earnings. In both cases, any gains or losses incurred on the derivative instrument that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings. Physical forward contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

Commodity Derivatives

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts which we designate as fair value hedges. In the second quarter of 2015, our Pipelines & Terminals segment designated exchange-traded refined petroleum product futures contracts as cash flow hedges. These hedges were executed to manage the risk of market price volatility on the narrowing gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party.
The following table summarizes our commodity derivative instruments outstanding at June 30, 2015 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	21,517	728	Mark-to-market
Physical index derivative contracts	47,319	—	Mark-to-market
Futures contracts for refined petroleum products	33,171	1,428	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	130,109	—	Fair Value Hedge
Futures contracts for refined petroleum products	33,600	—	Cash Flow Hedge

 (1)         Volume represents absolute value of net notional volume position.

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2015
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$12,574	$—	$12,574	$(352)	$12,222
Physical index derivative contracts	237	—	237	(51)	186
Futures contracts for refined products	24,565	6,489	31,054	(31,054)	—
Total current derivative assets	37,376	6,489	43,865	(31,457)	12,408

Physical fixed price derivative contracts	57	—	57	(1)	56
Futures contracts for refined products	112	—	112	(10)	102
Total non-current derivative assets	169	—	169	(11)	158

Physical fixed price derivative contracts	(948)	—	(948)	352	(596)
Physical index derivative contracts	(57)	—	(57)	51	(6)
Futures contracts for refined products	(48,384)	(4,020)	(52,404)	31,054	(21,350)
Total current derivative liabilities	(49,389)	(4,020)	(53,409)	31,457	(21,952)

Physical fixed price derivative contracts	(24)	—	(24)	1	(23)
Futures contracts for refined products	(10)	—	(10)	10	—
Total non-current derivative liabilities	(34)	—	(34)	11	(23)
Net derivative assets (liabilities)	$(11,878)	$2,469	$(9,409)	$—	$(9,409)

(1)  Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

	December 31, 2014
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$42,005	$—	$42,005	$(12)	$41,993
Physical index derivative contracts	112	—	112	(59)	53
Futures contracts for refined products	150,352	30,702	181,054	(153,911)	27,143
Total current derivative assets	192,469	30,702	223,171	(153,982)	69,189

Physical fixed price derivative contracts	2,919	—	2,919	—	2,919
Total non-current derivative assets	2,919	—	2,919	—	2,919

Physical fixed price derivative contracts	(1,502)	—	(1,502)	12	(1,490)
Physical index derivative contracts	(371)	—	(371)	59	(312)
Futures contracts for refined products	(153,911)	—	(153,911)	153,911	—
Total current derivative liabilities	(155,784)	—	(155,784)	153,982	(1,802)

Physical fixed price derivative contracts	(5)	—	(5)	—	(5)
Futures contracts for refined products	(2,615)	—	(2,615)	—	(2,615)
Total non-current derivative liabilities	(2,620)	—	(2,620)	—	(2,620)
Net derivative assets	$36,984	$30,702	$67,686	$—	$67,686

(1)  Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

Our hedged inventory portfolio extends to the first quarter of 2016.  The unrealized gain at June 30, 2015 for inventory hedges represented by futures contracts of $6.5 million will be fully realized by the first quarter of 2016.  At June 30, 2015, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2016.  In addition, at June 30, 2015, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts. The unrealized loss at June 30, 2015 for refined petroleum products designated as cash flow hedges of $4.0 million will be realized by the first quarter of 2016, at the end of the butane blending season.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(3,126)	$(7,280)	$3,929	$(10,652)
Physical index derivative contracts	Product sales	(5)	(79)	(10)	(73)
Physical fixed price derivative contracts	Cost of product sales	3,952	7,210	6,591	8,621
Physical index derivative contracts	Cost of product sales	220	(521)	64	(713)
Futures contracts for refined products	Cost of product sales	4,878	(6,301)	13,583	187

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(14,708)	$(13,732)	$(32,555)	$(12,453)
Physical inventory - hedged items	Cost of product sales	11,152	7,954	20,576	1,729

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(1,216)	$(1,122)	$(150)	$3,610
Time value excluded from hedge assessment	Cost of product sales	(2,340)	(4,656)	(11,829)	(14,334)
Net loss in income		$(3,556)	$(5,778)	$(11,979)	$(10,724)

The change in value recognized in OCI and the losses reclassified from accumulated other comprehensive income (“AOCI”) to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Loss Recognized in OCI on Derivatives for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$—	$(9,208)	$—	$(18,812)
Commodity derivatives	(3,857)	—	(3,857)	—
Total	$(3,857)	$(9,208)	$(3,857)	$(18,812)

		Loss Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,039)	$(1,778)	$(6,076)	$(3,557)
Total		$(3,039)	$(1,778)	$(6,076)	$(3,557)

The ineffective portion of the change in fair value of cash flow hedges was not material for the three and six months ended June 30, 2015. Over the next twelve months, we expect to reclassify $3.9 million of net losses attributable to commodity derivative instruments from AOCI to products sales. Likewise, we expect to reclassify $12.2 million of net losses attributable to interest rate derivative instruments from AOCI to earnings as an increase to interest and debt expense. For additional information on the net losses attributable to interest rate derivative instruments, see our Annual Report on Form 10-K for the year ended December 31, 2014.

8. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	June 30, 2015		December 31, 2014
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$12,278	$—	$44,912
Physical index derivative contracts	—	186	—	53
Futures contracts for refined products	—	102	27,143	—

Financial liabilities:
Physical fixed price derivative contracts	—	(619)	—	(1,495)
Physical index derivative contracts	—	(6)	—	(312)
Futures contracts for refined products	(21,350)	—	(2,615)	—
Fair value	$(21,350)	$11,941	$24,528	$43,158

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The Level 2 fixed price derivative assets of $44.9 million as of December 31, 2014 are net of CVAs of ($0.1) million.  As of June 30, 2015, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

Financial instruments included in current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.  The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly issued debt with the market prices of the publicly issued debt of other master limited partnerships with similar credit ratings and terms.  The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.  The carrying value and fair value, using Level 2 input values, of our debt were as follows at the dates indicated (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,389,555	$3,425,992	$3,388,986	$3,465,973
Variable-rate debt	394,300	394,300	166,000	166,000
Total debt	$3,783,855	$3,820,292	$3,554,986	$3,631,973

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2015 and 2014, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three and six months ended June 30, 2015, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements. During the three and six months ended June 30, 2014, we recorded a non-cash impairment charge of $26.3 million related to our Natural Gas Storage disposal group. We estimated fair value based on a market approach supported by a binding purchase and sale agreement for the disposal group. The sale of our Natural Gas Storage disposal group was completed in December 2014. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2014.

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The RIGP and Retiree Medical Plan are closed and have limited participation. The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended June 30, 2015 and 2014 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$3	$55	$91	$107
Interest cost	138	135	334	352
Expected return on plan assets	(83)	(98)	—	—
Amortization of prior service credit	—	—	—	(406)
Amortization of unrecognized losses	210	308	49	298
Actuarial loss due to settlements	—	194	—	—
Net periodic benefit cost	$268	$594	$474	$351

The components of the net periodic benefit cost for the RIGP and the Retiree Medical Plan were as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	RIGP		Retiree Medical Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$6	$109	$182	$215
Interest cost	276	269	667	704
Expected return on plan assets	(167)	(196)	—	—
Amortization of prior service credit	—	—	—	(812)
Amortization of unrecognized losses	421	616	99	596
Actuarial loss due to settlements	—	387	—	—
Net periodic benefit cost	$536	$1,185	$948	$703

During the three months ended June 30, 2015 and 2014, we contributed $0.5 million for both periods, respectively, in aggregate to the RIGP and Retiree Medical Plans.  For the six months ended June 30, 2015 and 2014, we contributed $0.7 million and $1.4 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

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

We recognized compensation expense from continuing operations related to the LTIP and the Option Plan, of $5.9 million and $4.8 million for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, we recognized compensation expense of $11.0 million and $7.9 million, respectively.

LTIP

As of June 30, 2015, there were 2,588,831 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2014 and 2013, actual compensation awards deferred under the Deferral Plan were $1.7 million and $2.7 million, for which 54,592 and 75,870 phantom units (including matching units) were granted during the six months ended June 30, 2015 and the year ended 2014, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2015, the Compensation Committee of the Board granted 199,832 phantom units to employees (including the 54,592 phantom units granted pursuant to the Deferral Plan, as discussed above), 22,001 phantom units to independent directors of Buckeye GP and 208,150 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit
Unvested at January 1, 2015	906	$63.56
Granted	430	73.47
Vested	(255)	63.59
Forfeited	(12)	65.71
Unvested at June 30, 2015	1,069	$67.50

At June 30, 2015, $41.1 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2.1 years.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2015	26	$48.18	1.6	$703
Exercised	(4)	48.12
Forfeited, cancelled or expired	(2)	45.88
Outstanding at June 30, 2015	20	48.44	1.3	$507

Exercisable at June 30, 2015	20	$48.44	1.3	$507

(1) Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in June 2015 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $0.1 million and $0.4 million, respectively.

11. PARTNERS' CAPITAL AND DISTRIBUTIONS

During the six months ended June 30, 2015, we sold approximately 0.8 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”). We received $62.4 million in net proceeds after deducting commissions and other related expenses and paid $0.6 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Summary of Changes in Outstanding Units

The following is a summary of changes in LP Units outstanding for the periods indicated (in thousands):

Limited Partners
Outstanding at January 1, 2015	127,043
LP Units issued pursuant to the Option Plan (1)	4
LP Units issued pursuant to the LTIP (1)	192
Issuance of LP Units through Equity Distribution Agreements	792
Outstanding at June 30, 2015	128,031

(1) The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $292.5 million and $253.8 million during the six months ended June 30, 2015 and 2014, respectively.

On July 31, 2015, we announced a quarterly distribution of $1.1625 per LP Unit that will be paid on August 17, 2015 to unitholders of record on August 10, 2015.  Based on the LP Units outstanding as of June 30, 2015, cash distributed to unitholders on August 17, 2015 will total $149.5 million.

12. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Buckeye Partners, L.P.	$91,580	$23,020	$203,191	$113,488

Basic:
Weighted average units outstanding - basic	127,650	116,078	127,414	115,701

Earnings per unit - basic	$0.72	$0.20	$1.59	$0.98

Diluted:
Weighted average units outstanding - basic	127,650	116,078	127,414	115,701
Dilutive effect of LP Unit options and LTIP awards granted	548	574	490	525
Weighted average units outstanding - diluted	128,198	116,652	127,904	116,226

Earnings per unit - diluted	$0.71	$0.20	$1.59	$0.98

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

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Pipelines & Terminals	$206,980	$218,624	$432,236	$437,163
Global Marine Terminals	124,590	90,791	245,574	179,560
Merchant Services	460,156	1,495,441	1,200,316	3,173,743
Development & Logistics	18,208	18,802	37,057	35,634
Intersegment	(13,151)	(14,707)	(30,300)	(25,320)
Total revenue	$796,783	$1,808,951	$1,884,883	$3,800,780

For the three months ended June 30, 2015, no customers contributed 10% or more of consolidated revenue. For the three months ended June 30, 2014, one customer contributed 11% of consolidated revenue. For the six months ended June 30, 2015 and 2014, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$709,115	$1,726,435	$1,714,177	$3,633,787
International	87,668	82,516	170,706	166,993
Total revenue	$796,783	$1,808,951	$1,884,883	$3,800,780

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

The following tables present Adjusted EBITDA from continuing operations by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$120,241	$115,679	$245,792	$242,399
Global Marine Terminals	78,705	55,559	153,123	109,262
Merchant Services	2,763	(26,169)	11,205	(23,036)
Development & Logistics	4,772	5,719	9,271	10,787
Adjusted EBITDA from continuing operations	$206,481	$150,788	$419,391	$339,412

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$91,326	$61,939	$203,347	$163,478
Less: Net loss (income) attributable to noncontrolling interests	254	(733)	701	(1,762)
Income from continuing operations attributable to Buckeye Partners, L.P.	91,580	61,206	204,048	161,716
Add: Interest and debt expense	41,975	42,012	83,684	83,225
Income tax expense	241	153	480	76
Depreciation and amortization (1)	55,598	43,394	109,374	86,385
Non-cash unit-based compensation expense	5,895	4,799	10,981	7,921
Acquisition and transition expense (2)	460	1,992	2,860	5,625
Litigation contingency accrual (3)	13,500	—	13,500	—
Less: Amortization of unfavorable storage contracts (4)	(2,768)	(2,768)	(5,536)	(5,536)
Adjusted EBITDA from continuing operations	$206,481	$150,788	$419,391	$339,412

(1)         Includes 100% of the depreciation and amortization expense of $10.8 million and $22.5 million for Buckeye Texas for the three and six months ended June 30, 2015.
(2)        Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third party costs related to the integration of the acquired assets that are non-recurring in nature.
(3)        Represents an adjustment to the FERC litigation accrual.
(4)        Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash paid for interest (net of capitalized interest)	$77,156	$78,471
Cash paid for income taxes	780	399
Capitalized interest	11,975	3,774

Non-cash investing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities related to capital expenditures	$6,448	$(24,544)

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

Recent Developments

 At-the-Market Offering Program

During the six months ended June 30, 2015, we sold approximately 0.8 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”). We received $62.4 million in net proceeds after deducting commissions and other related expenses and paid $0.6 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Overview of Operating Results

Net income attributable to our unitholders was $203.2 million for the six months ended June 30, 2015, which is an increase of $89.7 million, or 79.0% from $113.5 million for the corresponding period in 2014. Operating income was $282.8 million for the six months ended June 30, 2015, which is an increase of $39.4 million, or 16.2% from $243.4 million for the corresponding period in 2014.

The increase in net income attributable to our unitholders was primarily the result of increased contribution from our Global Marine Terminals and Merchant Services segments. Excluding the impact of the Federal Energy Regulatory Commission (“FERC”) litigation accrual, our Pipelines & Terminals segment also contributed to the overall increase in net income with increases in storage, terminalling and throughput revenues which reflect contributions from capital investments in internal growth and diversification initiatives. In our Global Marine Terminals segment, strong customer demand for our storage assets and the contribution from our interest in Buckeye Texas were the primary drivers for the increase over prior year. Strong customer demand was driven by more favorable market conditions and internal growth capital investments that further diversified our marine asset portfolio. Our Merchant Services segment benefited from the elimination of certain commercial strategies from 2014 and more effective supply management.

These increases in net income were partially offset by the lower commodity pricing environment that impacted our settlement revenues and butane blending spreads in our Pipelines & Terminals segment. Settlement revenues were negatively impacted due to lower product settlement volumes and a decline in commodity prices, while butane blending activities were also negatively impacted due to the narrowed spread between butane and gasoline prices. Furthermore, during the current quarter, we submitted to the FERC a settlement that if approved by FERC, would resolve all complaints filed with the FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways/American Airlines challenging Buckeye Pipe Line Company, L.P.’s rates for transportation of jet fuel from New Jersey to the three New York City area airports. As a result, we recorded a litigation accrual adjustment of $13.5 million as a reduction to revenue. The increase in net income as discussed above was also partially offset by an increase in depreciation and amortization expense due to the Buckeye Texas assets acquired in September 2014.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$796,783	$1,808,951	$1,884,883	$3,800,780
Costs and expenses	665,764	1,706,785	1,602,062	3,557,341
Operating income	131,019	102,166	282,821	243,439
Other expense, net	(39,452)	(40,074)	(78,994)	(79,885)
Income from continuing operations before taxes	91,567	62,092	203,827	163,554
Income tax expense	(241)	(153)	(480)	(76)
Income from continuing operations	91,326	61,939	203,347	163,478
Loss from discontinued operations	—	(38,186)	(857)	(48,228)
Net income	91,326	23,753	202,490	115,250
Less: Net loss (income) attributable to noncontrolling interests	254	(733)	701	(1,762)
Net income attributable to Buckeye Partners, L.P.	$91,580	$23,020	$203,191	$113,488

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$120,241	$115,679	$245,792	$242,399
Global Marine Terminals	78,705	55,559	153,123	109,262
Merchant Services	2,763	(26,169)	11,205	(23,036)
Development & Logistics	4,772	5,719	9,271	10,787
Adjusted EBITDA from continuing operations	$206,481	$150,788	$419,391	$339,412
Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable cash flow:
Income from continuing operations	$91,326	$61,939	$203,347	$163,478
Less: Net loss (income) attributable to noncontrolling interests	254	(733)	701	(1,762)
Income from continuing operations attributable to Buckeye Partners, L.P.	91,580	61,206	204,048	161,716
Add: Interest and debt expense	41,975	42,012	83,684	83,225
Income tax expense	241	153	480	76
Depreciation and amortization (1)	55,598	43,394	109,374	86,385
Non-cash unit-based compensation expense	5,895	4,799	10,981	7,921
Acquisition and transition expense (2)	460	1,992	2,860	5,625
Litigation contingency accrual (3)	13,500	—	13,500	—
Less: Amortization of unfavorable storage contracts (4)	(2,768)	(2,768)	(5,536)	(5,536)
Adjusted EBITDA from continuing operations	$206,481	$150,788	$419,391	$339,412
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(37,760)	(39,073)	(75,253)	(77,346)
Income tax expense, excluding non-cash taxes	(241)	(153)	(480)	(76)
Maintenance capital expenditures (5)	(23,584)	(17,139)	(43,014)	(35,772)
Distributable cash flow from continuing operations	$144,896	$94,423	$300,644	$226,218
_________________________
(1)   Includes 100% of the depreciation and amortization expense of $10.8 million and $22.5 million for Buckeye Texas for the three and six months ended June 30, 2015.
(2)   Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third party costs related to the integration of the acquired assets that are non-recurring in nature.
(3)   Represents an adjustment to the FERC litigation accrual.
(4)   Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.
(5)   Represents expenditures that maintain the operating, safety and/or earnings capacity of our existing assets.

The following table presents product volumes and average tariff rates for the Pipelines & Terminals segment in barrels per day (“bpd”), percent of capacity utilization for the Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	764.1	721.4	729.7	679.9
Jet fuel	374.0	340.4	355.5	323.1
Middle distillates (1)	308.9	326.2	361.0	374.7
Other products (2)	40.6	45.0	34.1	38.1
Total pipelines throughput	1,487.6	1,433.0	1,480.3	1,415.8
Terminals:
Products throughput	1,255.7	1,144.7	1,226.0	1,126.2

Pipeline Average Tariff (cents/bbl)	82.4	86.4	83.1	84.8

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (3)	96%	82%	95%	84%

Merchant Services (in millions of gallons):
Sales volumes	247.7	538.5	672.4	1,107.5
___________________________
(1)   Includes diesel fuel and heating oil.
(2)   Includes LPG, intermediate petroleum products and crude oil.
(3)   Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 84% and 72% for the three months ended
June 30, 2015 and 2014, respectively, and approximately 82% and 72% for the six months ended June 30, 2015 and 2014, respectively.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated

Adjusted EBITDA was $206.5 million for the three months ended June 30, 2015, which is an increase of $55.7 million, or 36.9%, from $150.8 million for the corresponding period in 2014.  The increase in Adjusted EBITDA was primarily related to increased terminalling activities in our Pipelines & Terminals segment, increased storage revenue due to higher storage utilization and rates at our terminal facilities in our Global Marine Terminals segment, which includes positive contributions from the Buckeye Texas assets acquired in September 2014, and the elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment. These increases in Adjusted EBITDA were partially offset by a slight decrease in earnings in our Development & Logistics segment.

Revenue was $796.8 million for the three months ended June 30, 2015, which is a decrease of $1,012.2 million, or 56.0%, from $1,809.0 million for the corresponding period in 2014.  The decrease in revenue was primarily related to the decline of refined petroleum product prices and a decrease in sales volumes in our Merchant Services segment, as well as the adjustment to the FERC litigation accrual recorded as a reduction to revenue in our Pipelines & Terminals segment. These decreases were partially offset by increased terminalling revenue in our Pipelines & Terminals segment due to higher volumes and new customer contracts and an increase in our Global Marine Terminals segment primarily due to higher storage utilization and rates at our terminal facilities.

Operating income was $131.0 million for the three months ended June 30, 2015, which is an increase of $28.8 million, or 28.2%, from $102.2 million for the corresponding period in 2014.  The increase in operating income was primarily related to increased terminalling activities in our Pipelines & Terminals segment, increased storage revenue due to higher storage utilization and rates at our terminal facilities in our Global Marine Terminals segment, which includes positive contributions from the Buckeye Texas assets acquired in September 2014, and the elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment. These increases were partially offset by the adjustment to the FERC litigation accrual, recorded as a reduction to revenue, in our Pipelines & Terminals segment and an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets acquired in September 2014.

Distributable cash flow was $144.9 million for the three months ended June 30, 2015, which is an increase of $50.5 million, or 53.5%, from $94.4 million for the corresponding period in 2014.  The increase in distributable cash flow was primarily related to an increase of $55.7 million in Adjusted EBITDA as described above, partially offset by a $6.4 million increase in maintenance capital expenditures primarily resulting from increased tank integrity projects.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $120.2 million for the three months ended June 30, 2015, which is an increase of $4.5 million, or 3.9%, from $115.7 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to a $2.4 million decrease in operating expenses, primarily the result of a decrease in outside services for asset-maintenance activities, a $1.8 million increase in revenues and a $0.3 million increase in earnings from equity investments. The increase in revenues is comprised of a $5.0 million increase in revenue from higher terminalling throughput volumes and higher storage revenue from new contracts, a $4.4 million increase in revenue from capital investments in internal growth and diversification initiatives, including crude oil handling services and a $4.3 million increase in revenue resulting from higher pipeline volumes. These increases were partially offset by a $6.5 million decrease in revenue related to settlements and butane blending activities, primarily due to lower product settlement volumes and a decline in commodity prices, as well as a $5.4 million decrease in revenue resulting from lower average pipeline tariff rates primarily due to short-haul shipments.

Pipeline volumes increased by 3.8% due to stronger demand for jet fuel and gasoline resulting from growth capital projects placed into service at the end of the second quarter of 2014. Terminalling volumes increased by 9.7% primarily due to higher demand for jet fuel and gasoline, new customer contracts and service offerings at select locations, including contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $78.7 million for the three months ended June 30, 2015, which is an increase of $23.1 million, or 41.5%, from $55.6 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to a $15.2 million increase in storage and terminalling revenue as a result of greater customer utilization and higher rates, a $9.4 million contribution from our joint venture interest in Buckeye Texas and a $0.4 million increase in revenue from ancillary services due to increased customer utilization of our facilities. Ancillary services include the berthing of ships at our jetties, heating services and product settlement gains/losses. The average capacity utilization of our marine storage assets was 96% for the three months ended June 30, 2015, which is an increase of 14% from 82% in the corresponding period in 2014. The increase in storage revenue was primarily the result of successful commercial efforts, internal growth capital investments and favorable market conditions. Our commercial teams capitalized on the demand for our diversified storage services and benefited from improved market conditions which were the result of the development of structure in the crude oil and refined petroleum products markets. The increase in revenue was offset by a $1.9 million increase in operating expenses related to incremental costs necessary to support the higher utilization of our facilities.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $2.8 million for the three months ended June 30, 2015, which is an improvement of $29.0 million from a loss of $26.2 million for the corresponding period in 2014.  The positive factors impacting Adjusted EBITDA were primarily related to the elimination of certain commercial strategies from 2014 and more effective supply management. The elimination of certain commercial strategies included liquidating our physical positions in markets less liquid than our core markets.

Adjusted EBITDA was positively impacted by a $1,064.0 million decrease in cost of product sales, which included a $819.8 million decrease due to 54.0% lower volumes sold and a $244.2 million decrease in refined petroleum product cost due to a price decrease of $0.99 per gallon (average prices per gallon were $1.83 and $2.82 for the 2015 and 2014 periods, respectively) and a $0.2 million decrease in operating expenses, which primarily related to overhead costs.

Adjusted EBITDA was negatively impacted by a $1,035.2 million decrease in revenue, which included an $807.5 million decrease due to 54.0% lower volumes sold and a $227.7 million decrease in refined petroleum product sales due to a price decrease of $0.92 per gallon (average sales prices per gallon were $1.86 and $2.78 for the 2015 and 2014 periods, respectively).

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $4.8 million for the three months ended June 30, 2015, which is a decrease of $0.9 million, or 15.8%, from $5.7 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA was primarily due to a $0.5 million decrease in revenue related to the LPG storage caverns and a $0.5 million decrease in revenue related to third-party engineering and operations contracts, partially offset by a $0.1 million decrease in operating expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated

Adjusted EBITDA was $419.4 million for the six months ended June 30, 2015, which is an increase of $80.0 million, or 23.6%, from $339.4 million for the corresponding period in 2014.  The increase in Adjusted EBITDA was primarily related to positive contributions from terminalling activities in our Pipelines & Terminals segment, increased storage revenue due to higher storage utilization and rates at our terminal facilities in the Global Marine Terminals segment, and elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment. These increases in Adjusted EBITDA were partially offset by a decrease in earnings in our Development & Logistics segment.

Revenue was $1,884.9 million for the six months ended June 30, 2015, which is a decrease of $1,915.9 million, or 50.4%, from $3,800.8 million for the corresponding period in 2014.  The decrease in revenue was primarily related to the decline of refined petroleum product prices and a decrease in sales volume in our Merchant Services segment, as well as the adjustment to the FERC litigation accrual recorded as a reduction to revenue in our Pipelines & Terminals segment. These decreases were partially offset by the revenue increase in our Global Marine Terminals segment primarily due to higher storage utilization and rates at our terminal facilities.

Operating income was $282.8 million for the six months ended June 30, 2015, which is an increase of $39.4 million, or 16.2%, from $243.4 million for the corresponding period in 2014.  The increase in operating income was primarily related to positive contributions from terminalling activities in our Pipelines & Terminals segment, increased storage revenue due to higher storage utilization and rates at our terminal facilities in the Global Marine Terminals segment and elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment. These increases were partially offset by the adjustment to the FERC litigation accrual recorded as a reduction to revenue in our Pipelines & Terminals segment and an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets in our Global Marine Terminals segment, which were acquired in September 2014.

Distributable cash flow was $300.6 million for the six months ended June 30, 2015, which is an increase of $74.4 million, or 32.9%, from $226.2 million as compared to the corresponding period in 2014.  The increase in distributable cash flow was primarily related to an increase of $80.0 million in Adjusted EBITDA as described above, partially offset by a $7.2 million increase in maintenance capital expenditures primarily resulting from increased tank integrity projects.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $245.8 million for the six months ended June 30, 2015, which is an increase of $3.4 million, or 1.4%, from $242.4 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to an $8.5 million increase in revenues, a $1.1 million increase in earnings from equity investments, partially offset by a $6.2 million increase in operating expenses, which include higher costs such as payroll and rent expense to support our growth, as well as FERC litigation fees. The increase in revenues is comprised of a $14.7 million increase in revenue resulting from higher terminalling throughput volumes and higher storage revenue from new contracts, a $9.4 million increase in revenue from capital investments in internal growth and diversification initiatives, including crude oil handling services and a $9.9 million increase in revenue resulting from higher pipeline volumes. These increases were partially offset by a $20.9 million decrease in revenue related to settlements and butane blending activities, primarily due to lower product settlement volumes and a decline in commodity prices, as well as a $4.6 million decrease in revenue resulting from lower average pipeline tariff rates primarily due to short-haul shipments.

Pipeline volumes increased by 4.6% due to stronger demand for jet fuel and gasoline resulting from growth capital projects placed into service at the end of the second quarter of 2014. Terminalling volumes increased by 8.9% due to higher demand for gasoline, distillates and jet fuel, new customer contracts and service offerings at select locations, including contributions from growth capital spending.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $153.1 million for the six months ended June 30, 2015, which is an increase of $43.8 million, or 40.1%, from $109.3 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to a $27.6 million increase in storage and terminalling revenue as a result of greater customer utilization and higher rates, an $18.4 million contribution from our joint venture interest in Buckeye Texas and a $2.8 million increase in revenue from ancillary services due to increased customer utilization of our facilities. Ancillary services include the berthing of ships at our jetties, heating services and product settlement gains/losses. The average capacity utilization of our marine storage assets was 95% for the six months ended June 30, 2015, which is an increase of 11% from 84% in the corresponding period in 2014. The increase in storage revenue was primarily the result of successful commercial efforts, internal growth capital investments and favorable market conditions. Our commercial teams capitalized on the demand for our diversified storage services and benefited from improved market conditions which were the result of the development of structure in the crude oil and refined petroleum products markets. The increase in revenue was offset by a $5.0 million increase in operating expenses related to outside services for asset-maintenance activities and incremental costs necessary to support the higher utilization of our facilities.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $11.2 million for the six months ended June 30, 2015, which is an improvement of $34.3 million from a loss of $23.1 million for the corresponding period in 2014.  The positive factors impacting Adjusted EBITDA were primarily related to the elimination of certain commercial strategies from 2014 and more effective supply management. The elimination of certain commercial strategies included liquidating our physical positions in markets less liquid than our core markets.

Adjusted EBITDA was positively impacted by a $2,010.2 million decrease in cost of product sales, which included a $1,253.0 million decrease due to 39.3% of lower volumes sold and a $757.2 million decrease in refined petroleum product cost due to a price decrease of $1.13 per gallon (average prices per gallon were $1.75 and $2.88 for the 2015 and 2014 periods, respectively).

Adjusted EBITDA was negatively impacted by a $1,973.4 million decrease in revenue, which included a $1,246.8 million decrease due to 39.3% of lower volumes sold and a $726.6 million decrease in refined petroleum product sales due to a price decrease of $1.08 per gallon (average sales prices per gallon were $1.79 and $2.87 for the 2015 and 2014 periods, respectively) and a $2.5 million increase in operating expenses, which primarily related to overhead and administrative costs.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $9.3 million for the six months ended June 30, 2015, which is a decrease of $1.5 million, or 13.9%, from $10.8 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA was primarily due to a $1.4 million decrease in revenue related to the LPG storage caverns primarily due to a one-time gain recognition of inventory in the prior year and a $0.6 million increase in operating expenses, partially offset by a $0.5 million increase in revenue related to third-party engineering and operations contracts.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to partners.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving credit facility dated September 30, 2014 (the “Credit Facility”) with SunTrust Bank and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP and Buckeye Caribbean Terminals LLC, collectively the Buckeye Merchant Service Companies (“BMSC”) fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of June 30, 2015, we had a working capital deficit of $12.7 million primarily due to accounts payable and accrued and other current liabilities related to capital expenditures and the FERC litigation accrual. As of June 30, 2015, we had $1,105.7 million of additional borrowing capacity under our Credit Facility and $127.7 million remaining on our At-the-Market Offering Program.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission that, as of June 30, 2015, had $936.7 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

Debt

At June 30, 2015, we had total fixed-rate and variable-rate debt obligations of $3,389.6 million and $394.3 million, respectively, with an aggregate fair value of $3,820.3 million. At June 30, 2015, we were in compliance with the covenants under our Credit Facility.

Equity

In May 2013, we entered into four separate Equity Distribution Agreements under which we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.  During the six months ended June 30, 2015, we sold approximately 0.8 million LP Units in aggregate under the Equity Distribution Agreements and received $62.4 million in net proceeds after deducting commissions and other related expenses. During the six months ended June 30, 2015, we paid $0.6 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$291,602	$22,120
Investing activities	(301,322)	(200,275)
Financing activities	10,089	195,111
Net increase in cash and cash equivalents	$369	$16,956

Operating Activities

Net cash provided by operating activities of $291.6 million for the six months ended June 30, 2015 primarily resulted from $202.5 million of net income, $109.4 million of depreciation and amortization expense and a $43.8 million decrease in accounts receivable, partially offset by a $38.9 million increase in inventory, primarily due to the seasonal build-up of inventory for the heating season, and a $29.7 million increase in broker margin deposits that were driven by the change in commodity prices.

Net cash provided by operating activities of $22.1 million for the six months ended June 30, 2014 primarily resulted from $115.3 million of net income and $86.4 million of depreciation and amortization expense, partially offset by a $131.8 million increase in inventory, primarily due to the seasonal build-up of inventory for the heating season, and a $65.7 million increase in accounts receivable, resulting primarily from the expanding business and the new merchant activities supporting the terminals acquired from Hess in December 2014.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $301.3 million for the six months ended June 30, 2015 primarily resulted from $298.4 million of capital expenditures. Net cash used in investing activities of $200.3 million for the six months ended June 30, 2014 primarily resulted from $201.5 million of capital expenditures.  See below for a discussion of capital spending.

Financing Activities

Net cash provided by financing activities of $10.1 million for the six months ended June 30, 2015 primarily resulted from $228.3 million of net borrowings under the Credit Facility and $62.4 million of net proceeds from the issuance of 0.8 million LP Units under the Equity Distribution Agreements, partially offset by $290.6 million of cash distributions paid to our unitholders ($2.2875 per LP Unit).

Net cash provided by financing activities of $195.1 million for the six months ended June 30, 2014 primarily resulted from $390.0 million of net borrowings under the Credit Facility and $74.5 million of net proceeds from the issuance of 1.0 million LP Units under the Equity Distribution Agreements, partially offset by $252.2 million of cash distributions paid to our unitholders ($2.1875 per LP Unit).

Capital Expenditures

We classify our capital expenditures as “maintenance capital expenditures,” which maintain and enhance the safety and integrity of our pipelines, terminals, storage facilities and related assets, and “expansion and cost reduction capital expenditures” which expand the reach or capacity of those assets, improve the efficiency of our operations, reduce costs and pursue new business opportunities.  Capital expenditures, excluding non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Maintenance capital expenditures	$43,014	$35,933
Expansion and cost reduction	255,400	165,582
Total capital expenditures, net	$298,414	$201,515

Capital expenditures increased for the six months ended June 30, 2015, as compared to the corresponding period in 2014 primarily due to increases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $255.4 million for the six months ended June 30, 2015, which is an increase of $89.8 million, or 54.2%, from $165.6 million for the corresponding period in 2014. The period-over-period fluctuations in our expansion and cost reduction capital expenditures were primarily driven by spending on our major growth capital projects, including the ongoing initial build-out of the Buckeye Texas facilities. Our most significant growth capital expenditures for the six months ended June 30, 2015 included cost reduction and revenue generation projects related to storage tank enhancements across our portfolio of terminalling assets, pipeline connectivity improvements, a pipeline integrity enhancement program that improved the operational efficiencies in our pipeline systems and the ongoing initial build-out of the Buckeye Texas facilities. Our maintenance capital expenditures were $43.0 million for the six months ended June 30, 2015, which is an increase of $7.1 million, or 19.7%, from $35.9 million for the corresponding period in 2014. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by the timing of tank integrity projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2015 (in thousands):

	2015
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$70,000	$80,000
Expansion and cost reduction	140,000	160,000
Total capital expenditures	$210,000	$240,000

Global Marine Terminals:
Maintenance capital expenditures	$20,000	$30,000
Expansion and cost reduction	280,000	300,000
Total capital expenditures (1)	$300,000	$330,000

Overall:
Maintenance capital expenditures	$90,000	$110,000
Expansion and cost reduction	420,000	460,000
Total capital expenditures	$510,000	$570,000
_________________________
(1)   Includes 100% of Buckeye Texas Partners capital expenditures.

Estimated maintenance capital expenditures include tank refurbishments and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include the construction of a deep-water marine terminal, a condensate splitter, an LPG storage complex and three crude oil and condensate gathering facilities at Buckeye Texas, as well as pipeline expansion projects, storage tank enhancement and refurbishment projects across our system and various upgrades and expansions of our butane blending business. The build-out of the facilities at Buckeye Texas is funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.

Off-Balance Sheet Arrangements

At June 2015, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes in that information other than as discussed below.  Also, see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Fair value of contracts outstanding at January 1, 2015	$67,686
Items recognized or settled during the period	(64,840)
Fair value attributable to new deals	6,234
Change in fair value attributable to price movements	(18,612)
Change in fair value attributable to non-performance risk	123
Fair value of contracts outstanding at June 30, 2015	$(9,409)

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. In the second quarter of 2015, our Pipelines & Terminals segment entered into exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on the narrowing gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at June 30, 2015, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$251,318
Fair value assuming 10% increase in underlying commodity prices	Asset	$244,856
Fair value assuming 10% decrease in underlying commodity prices	Asset	$257,780

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and uses the U.S. dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and six months ended June 30, 2015 and 2014.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2015, Buckeye received a notice of Clean Water Act administrative penalty complaint from the U.S. Environmental Protection Agency in connection with issues relating to the spill prevention, control and countermeasure plan prepared for our Ludlow, Massachusetts facility. The maximum penalties that could be imposed in connection with the complaint would be approximately $0.4 million .  Buckeye expects to discuss the complaint and to seek a reduction in the proposed penalties due to mitigating factors.  The timing or outcome of this matter cannot reasonably be determined at this time.

Item 1A.            Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 2014. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*                 Filed herewith.
**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	July 31, 2015	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)