Form 10-Q
period 2015-09-30
BUCKEYE PARTNERS, L.P.
filed 2015-11-02
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of October 27, 2015, there were 128,836,223 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product sales	$382,624	$1,241,696	$1,581,455	$4,412,135
Transportation, storage and other services	345,760	331,777	1,031,812	962,118
Total revenue	728,384	1,573,473	2,613,267	5,374,253

Costs and expenses:
Cost of product sales	366,319	1,218,471	1,532,392	4,393,893
Operating expenses	141,790	138,906	425,494	396,753
Depreciation and amortization	54,830	45,406	164,204	131,791
General and administrative	21,885	21,749	64,796	59,436
Total costs and expenses	584,824	1,424,532	2,186,886	4,981,873
Operating income	143,560	148,941	426,381	392,380

Other income (expense):
(Loss) earnings from equity investments	(30)	2,523	4,550	5,959
Interest and debt expense	(43,413)	(43,838)	(127,097)	(127,063)
Other income (expense)	70	(375)	180	(471)
Total other expense, net	(43,373)	(41,690)	(122,367)	(121,575)
Income from continuing operations before taxes	100,187	107,251	304,014	270,805
Income tax expense	(240)	(243)	(720)	(319)
Income from continuing operations	99,947	107,008	303,294	270,486
Loss from discontinued operations	—	(3,280)	(857)	(51,508)
Net income	99,947	103,728	302,437	218,978
Less: Net loss (income) attributable to noncontrolling interests	93	(785)	794	(2,547)
Net income attributable to Buckeye Partners, L.P.	$100,040	$102,943	$303,231	$216,431

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.78	$0.90	$2.38	$2.29
Discontinued operations	—	(0.03)	(0.01)	(0.44)
Total	$0.78	$0.87	$2.37	$1.85

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$0.78	$0.89	$2.37	$2.29
Discontinued operations	—	(0.03)	(0.01)	(0.44)
Total	$0.78	$0.86	$2.36	$1.85

Weighted average units outstanding:
Basic	128,329	118,804	127,722	116,747
Diluted	128,906	119,429	128,241	117,305

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$99,947	$103,728	$302,437	$218,978
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	11,168	(2,612)	7,311	(21,424)
Reclassification of derivative losses to net income	3,037	3,159	9,113	6,716
Recognition of costs related to benefit plans to net income	712	394	1,232	1,181
Total other comprehensive income (loss)	14,917	941	17,656	(13,527)
Comprehensive income	114,864	104,669	320,093	205,451
Less: Comprehensive loss (income) attributable to noncontrolling interests	93	(785)	794	(2,547)
Comprehensive income attributable to Buckeye Partners, L.P.	$114,957	$103,884	$320,887	$202,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$7,081	$8,208
Accounts receivable, net	223,480	265,830
Construction and pipeline relocation receivables	13,972	20,542
Inventories	236,170	243,475
Derivative assets	50,683	69,189
Prepaid and other current assets	33,834	25,055
Total current assets	565,220	632,299

Property, plant and equipment, net	6,096,346	5,735,787

Equity investments	82,921	82,849
Goodwill	995,236	993,375
Intangible assets, net	507,392	553,924
Other non-current assets	77,331	87,854
Total assets	$8,324,446	$8,086,088

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$148,450	$166,000
Accounts payable	116,807	159,129
Derivative liabilities	1,452	1,802
Accrued and other current liabilities	322,994	295,024
Total current liabilities	589,703	621,955

Long-term debt	3,632,843	3,388,986
Other non-current liabilities	129,199	134,551
Total liabilities	4,351,745	4,145,492

Commitments and contingencies (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (128,836,099 and 127,043,317 units outstanding as of September 30, 2015 and December 31, 2014 respectively)	3,798,222	3,817,916
Accumulated other comprehensive loss	(97,632)	(115,288)
Total Buckeye Partners, L.P. capital	3,700,590	3,702,628
Noncontrolling interests	272,111	237,968
Total partners’ capital	3,972,701	3,940,596
Total liabilities and partners’ capital	$8,324,446	$8,086,088

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$302,437	$218,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreement	—	(51,469)
Depreciation and amortization	164,204	131,791
Asset impairment expense	—	20,875
Litigation contingency accrual	15,229	—
Net changes in fair value of derivatives	25,632	(32,017)
Non-cash deferred lease expense	—	2,728
Amortization of unfavorable storage contracts	(8,303)	(8,303)
Earnings from equity investments	(4,550)	(5,959)
Distributions from equity investments	4,258	220
Other non-cash items	34,319	22,114
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	39,435	(89,248)
Construction and pipeline relocation receivables	6,570	(3,461)
Inventories	9,599	(114,620)
Prepaid and other current assets	(11,513)	24,914
Accounts payable	(54,820)	102,125
Accrued and other current liabilities	(18,881)	(18,254)
Other non-current assets	3,820	(12,454)
Other non-current liabilities	(5,005)	(5,609)
Net cash provided by operating activities	502,431	182,351
Cash flows from investing activities:
Capital expenditures	(433,152)	(300,831)
Deposit in anticipation of sale	—	5,250
Acquisitions, net of working capital settlement	(2,921)	(824,736)
Net proceeds from insurance settlement	—	737
Proceeds from sale and disposition of assets	10,074	1,203
Net cash used in investing activities	(425,999)	(1,118,377)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	117,820	821,944
Net proceeds from exercise of Unit options	173	698
Payment of tax withholding on issuance of LTIP awards	(6,667)	(5,244)
Issuance of long-term debt	—	599,103
Debt issuance costs	(365)	(6,783)
Borrowings under BPL Credit Facility	1,087,000	1,476,000
Repayments under BPL Credit Facility	(844,000)	(1,505,000)
Net repayments under BMSC Credit Facility	(17,550)	(44,000)
Acquisition of additional interest in WesPac Memphis	(10,044)	(9,510)
Contributions from noncontrolling interests	44,000	—
Distributions paid to noncontrolling interests	(8,348)	(5,217)
Distributions paid to unitholders	(439,578)	(384,418)
Net cash (used in) provided by financing activities	(77,559)	937,573
Net (decrease) increase in cash and cash equivalents	(1,127)	1,547
Cash and cash equivalents — Beginning of period	8,208	4,950
Cash and cash equivalents — End of period	$7,081	$6,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2015	$3,817,916	$(115,288)	$237,968	$3,940,596
Net income (loss)	303,231	—	(794)	302,437
Acquisition of additional interest in WesPac Memphis	(8,276)	—	(1,768)	(10,044)
Adjustment to value of noncontrolling equity interest in acquisition	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(441,957)	—	2,379	(439,578)
Net proceeds from issuance of LP Units	117,820	—	—	117,820
Amortization of unit-based compensation awards	17,764	—	—	17,764
Net proceeds from exercise of Unit options	173	—	—	173
Payment of tax withholding on issuance of LTIP awards	(6,667)	—	—	(6,667)
Distributions paid to noncontrolling interests	—	—	(8,348)	(8,348)
Contributions from noncontrolling interests	—	—	44,000	44,000
Other comprehensive income	—	17,656	—	17,656
Noncash accrual for distribution equivalent rights	(1,944)	—	—	(1,944)
Other	162	—	(106)	56
Partners' capital - September 30, 2015	$3,798,222	$(97,632)	$272,111	$3,972,701

Partners’ capital - January 1, 2014	$3,169,217	$(103,552)	$15,171	$3,080,836
Net income	216,431	—	2,547	218,978
Acquisition of additional interest in WesPac Memphis	(7,933)	—	(1,577)	(9,510)
Noncontrolling equity in acquisition	—	—	208,998	208,998
Distributions paid to unitholders	(386,990)	—	2,572	(384,418)
Net proceeds from issuance of LP Units	821,944	—	—	821,944
Amortization of unit-based compensation awards	13,549	—	—	13,549
Net proceeds from exercise of Unit options	698	—	—	698
Payment of tax withholding on issuance of LTIP awards	(5,244)	—	—	(5,244)
Distributions paid to noncontrolling interests	—	—	(5,217)	(5,217)
Other comprehensive loss	—	(13,527)	—	(13,527)
Noncash accrual for distribution equivalent rights	(1,136)	—	—	(1,136)
Other	60	—	276	336
Partners' capital - September 30, 2014	$3,820,596	$(117,079)	$222,770	$3,926,287

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

Recent Accounting Developments

Business Combinations. In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The amendments require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This eliminates the requirement to retrospectively account for such adjustments. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Inventory. In August 2015, the FASB issued guidance to simplify the measurement of inventory. The amendments require inventory to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers. In July 2015, the FASB deferred the effective date of guidance that was originally issued in May 2014 to clarify principles used to recognize revenue for all entities. The guidance is now effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and/or allocating the transaction price to each separate performance obligation. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Debt Issuance Costs. In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued clarifying guidance allowing entities to present debt issuance costs related to line-of-credit arrangements as an asset, which must be subsequently amortized ratably over the term of the arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

2. ACQUISITIONS

Business Combinations

2015 Transaction

In May 2015, we acquired a pipeline in Springfield, Massachusetts from ExxonMobil Oil Corporation ("ExxonMobil") for $5.8 million.  The operations of this asset are reported in the Pipelines & Terminals segment and complement the Springfield terminal also purchased from ExxonMobil for $2.0 million in the first quarter of 2015. We valued these acquisitions as a single portfolio of assets. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the acquired assets with our existing operations and the economic value attributable to optimizing, modernizing and commercializing the asset from this acquisition. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of September 30, 2015 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Property, plant and equipment	$5,541
Goodwill	7,114
Asset retirement obligation	(4,200)
Environmental liabilities	(653)
Allocated purchase price	$7,802

Unaudited Pro forma Financial Results for the Springfield pipeline and terminal acquisition

Our consolidated statements of operations do not include earnings from the pipeline and terminal acquired from ExxonMobil prior to March 31, 2015 and May 5, 2015, the effective acquisition dates of the terminal and pipeline acquired from ExxonMobil, respectively. The preparation of unaudited pro forma financial information for the terminal and pipeline acquired from ExxonMobil is impracticable due to the fact that ExxonMobil historically operated the assets as part of its integrated distribution network and, therefore, meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and nine months ended September 30, 2015.

2014 Transaction

In September 2014, we acquired an 80% interest in Buckeye Texas Partners LLC (“Buckeye Texas”), a newly-formed entity, for $816.1 million, net of cash acquired of $15.0 million and settlement of working capital and capital expenditure adjustments of $4.9 million required by the contribution agreement with Trafigura Corpus Christi Holdings Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura Trading LLC, formerly known as Trafigura AG (“Trafigura”), are constructing a vertically integrated system of midstream assets including a deep-water, high volume marine terminal located on the Corpus Christi Ship Channel, two condensate splitters and liquefied petroleum gas storage complex in Corpus Christi, Texas and three crude oil and condensate gathering facilities in the Eagle Ford play. The initial build-out of these facilities has been and continues to be funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura that support substantially all the capacity and cash flows expected from these assets.  Buckeye Texas does not have sufficient resources to complete its initial build-out and activities without financial support of its joint owners. Accordingly, we concluded Buckeye Texas is a VIE of which we are the primary beneficiary.  In making this conclusion, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the assets.  We consolidated Buckeye Texas due to our conclusion that Buckeye Texas is a VIE of which we are the primary beneficiary. The operations of these assets are reported in the Global Marine Terminals segment.

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

Current assets	$23,061
Property, plant and equipment	527,390
Intangible assets	376,000
Goodwill	167,379
Current liabilities	(54,943)
Noncontrolling interests	(207,778)
Allocated purchase price	$831,109

The pro forma impact of this acquisition was not significant to our consolidated financial results for the three and nine months ended September 30, 2015 or 2014, as the construction of significant assets was recently completed and commissioning activities began in late September 2015.

Acquisition of Remaining Interest in WesPac Pipelines — Memphis LLC

In April 2015, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased from Kealine LLC for $10.0 million the remaining 10% ownership interest in Buckeye Aviation (Memphis) LLC, formerly known as WesPac Pipelines — Memphis LLC (“Buckeye Memphis”), which was accounted for as an equity transaction.  As a result of the acquisition, we now own 100% of Buckeye Memphis.

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in the second half of 2014.  The first occurred on August 5, 2014, when a vessel allided with our terminal’s ship dock.  Reconstruction of the dock has been completed and service has commenced. The aggregate cost to reconstruct the dock was approximately $8.0 million. Security for our claim has been provided by the vessel owner’s insurers, in the amount of $19.0 million, reserving all of their defenses.  We have commenced litigation against the vessel and its owner. They have stipulated to liability, so the only issue is the amount of Buckeye’s damages. The second incident occurred on October 5, 2014, when a tug and barge struck and damaged a second dock operated at the Pennsauken facility.  The tug and barge owners have commenced proceedings to limit their liability to $1.0 million and $5.0 million, respectively. We have filed claims in the limitation proceedings for the reconstruction of the second dock and response costs totaling approximately $7.0 million. We also are suffering loss-of-use damages as a result of the above allisions as the two incidents together have impacted the ability of vessels to call at the terminal. In order to mitigate these business losses, we have made modifications to two other berths at a cost of $1.3 million. Recovery for both the mitigation costs and business losses is being sought jointly from all of the respective responsible parties. Investigation of the incidents as well as our rights to recover our losses is ongoing.  We are insured for loss of use, subject to a 30 day deductible. Our insurers are involved in the recovery efforts. As of September 30, 2015 we had $1.3 million included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing expected reimbursement from third parties for mitigation costs deemed probable for recovery.

BORCO Jetty.  On May 25, 2012, a ship, Cape Bari, allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5.0 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in New York, New York, and arbitration has been commenced.

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

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been $23.0 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of September 30, 2015, we had a $6.4 million receivable included in “Other non-current assets” in our unaudited condensed consolidated balance sheet, representing reimbursement of the deductible and other third party expenses.  Additionally, we have received insurance reimbursements of $16.0 million, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  Our insurers have paid most of the claim and are now parties in The Bahamas litigation.  As of September 30, 2015, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our unaudited condensed consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

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

 Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line Company, L.P. (“BPLC”) New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act.  On October 10, 2012, BPLC filed its answer to the complaint, contending that the airlines’ allegations are based on inappropriate adjustments to the pipeline’s costs and revenues, and that, in any event, any revenue recovery by BPLC in excess of costs would be irrelevant because BPLC’s rates are set under a FERC-approved program that ties rates to competitive levels.  BPLC also sought dismissal of the complaint to the extent it seeks to challenge the portion of BPLC’s rates that were deemed just and reasonable, or “grandfathered,” under Section 1803 of the Energy Policy Act of 1992.  BPLC further contested the airlines’ ability to seek relief as to past charges where the rates are lawful under BPLC’s FERC-approved rate program.  On October 25, 2012, the complainants filed their answer to BPLC’s motion to dismiss and answer.  On November 9, 2012, BPLC filed a response addressing newly raised arguments in the complainants’ October 25th answer.  On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  If FERC were to find these challenged rates to be in excess of costs and not otherwise protected by law, it could order BPLC to reduce these rates prospectively and could order repayment to the complaining airlines of any past charges found to be in excess of just and reasonable levels for up to two years prior to the filing date of the complaint.  BPLC intends to vigorously defend its rates. On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 2014.  On April 1, 2014, the FERC settlement judge issued a status report stating that the parties had been unable to reach a settlement, and recommending that both Dkt. Nos. OR12-28-000 and OR13-3-000 be set for hearing.  The settlement judge further recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  On April 17, 2014, the FERC Chief Administrative Law Judge (the “Chief ALJ”) ruled in favor of separate proceedings and of continuing the existing settlement procedures concurrently with litigation.  In May 2014, a procedural schedule was established for this matter, providing for a hearing in March 2015, which occurred, and an initial decision by August 2015.  The hearing was concluded on April 1, 2015. As a result of developments in ongoing settlement talks regarding Dkt. Nos. OR12-28-000, OR13-3-000 (discussed below) and OR 14-41-000 (discussed below), we recorded an accrual and a corresponding reduction in revenue in the amount of $40.0 million in the quarter ended December 31, 2014 in our Pipelines & Terminals segment.

On June 19, 2015, BPLC and the airlines submitted an Offer of Settlement at the FERC (the “Settlement”) to resolve the complaints set for hearing in Dkt. Nos. OR12-28-000, et al. and OR14-41-000, as well as BPLC’s application in Dkt. No. OR13-3-000. Under the terms of the Settlement, BPLC agreed to reduce its jet fuel rates prospectively, to make settlement payments to the airlines, to install facilities to increase the flexibility and capacity of its system in shipping jet fuel to John F. Kennedy International Airport, and to resolve its application in Dkt. No. OR13-3-000 as described further below. As a result of submission of the Settlement, we recorded an additional accrual and corresponding reduction in revenue in the amount of $13.5 million in the quarter ended June 30, 2015 in our Pipelines & Terminals segment, which, together with the previously recorded $40.0 million reduction in revenue, represents anticipated settlement payments and other expenses associated with the Settlement. In the third quarter of 2015, we recorded an additional litigation accrual adjustment of $1.7 million as a reduction of revenue. On September 29, 2015, the FERC approved the Settlement without modification. On October 1, 2015, BPLC filed a tariff to implement the terms of the Settlement, including the agreed-upon reductions in jet fuel rates effective November 1, 2015 (the “Settlement Tariff”). On October 16, 2015, a jet fuel marketer and three airlines not parties to the Settlement protested the tariff, alleging that certain provisions of an incentive rate program provided for in the Settlement are unduly discriminatory (the “Protest”). On October 29, 2015, the jet fuel marketer and three airlines sought late intervention and rehearing at the FERC (the “Rehearing Request”) to challenge FERC’s approval of the Settlement alleging, on a basis similar to the Protest, that certain provisions of the Settlement’s incentive rate program are unduly discriminatory. On October 30, 2015, the FERC issued an order rejecting the Protest on the merits and accepting the Settlement Tariff, permitting the reduced rates to go into effect on November 1, 2015. Buckeye Pipe Line believes that the incentive rate program established under the settlement is reasonable, a position reflected in the FERC’s October 30th order, and intends to vigorously contest the Rehearing Request.

FERC Docket No. OR14-41-000 — American Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 17, 2014, a complaint was filed with FERC by American Airlines.  It is similar to the Dkt. No. OR12-28-000 complaint (see above) in that it challenges BPLC’s rates for transportation of jet fuel from New Jersey to the three New York City airports, is not directed at BPLC’s rates for service to other destinations, and does not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries.  On October 7, 2014, BPLC filed its answer to the complaint, contesting the airline’s allegations and presenting certain legal defenses to relief sought by the airline.  On December 18, 2014, FERC issued an order setting the complaint for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge. As noted above, the Settlement to resolve this complaint was approved by the FERC on September 29, 2015.

FERC Docket No. OR13-3-000 — BPLC’s Market-Based Rate Application.  On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, BPLC seeks to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports.  The jet fuel rates were also the subject of the airlines’ Dkt. No. OR12-28-000 complaint discussed above.  On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection.  On January 14, 2013, BPLC filed its answer to the protest and requested summary disposition as to those non-jet-fuel rates that were not challenged in the protest.  On January 29, 2013, the protestants responded to BPLC’s answer, and on February 13, 2013, BPLC filed a further answer to the protestants’ January 29, 2013 pleading.  On February 28, 2013, FERC issued an order setting the Application for hearing, holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge.  As discussed above, the Application was consolidated with the complaint proceeding in Dkt. No. OR12-28-000 for settlement purposes, and the settlement judge reported to the FERC and the Chief ALJ that the Application should be set for hearing.  The settlement judge also recommended that settlement procedures under the supervision of the settlement judge continue concurrently because the parties hope to continue settlement talks after the commencement of litigation.  As noted above, the FERC Chief ALJ ruled that Dkt. No. OR13-3-000 would proceed separately from the Dkt. No. OR12-28-000 proceeding and that the existing settlement procedures would continue concurrently with litigation.

As noted above, BPLC and the airlines submitted an Offer of Settlement to the FERC to resolve the airlines’ objections to the Application. Under the terms of the Settlement, and in connection with the resolution of challenges to the jet fuel rates by the airlines in the complaint dockets discussed separately above, Buckeye agreed, inter alia, to withdraw the portions of the Application addressing transportation of jet fuel within the New York City market, including transportation of jet fuel to the three airports, while remaining free to pursue market-based rates for transportation of other refined petroleum products to other destinations within the New York City market. As noted above, the Settlement was approved by the FERC on September 29, 2015. On October 8, 2015, the Chief ALJ issued an order continuing suspension of the procedural schedule until December 8, 2015 to permit discussions between Buckeye and FERC Trial Staff regarding procedural steps to recommend regarding the proceeding.

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $1.7 million and $2.0 million during the three months ended September 30, 2015 and 2014, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  For the nine months ended September 30, 2015 and 2014, we recorded operating expenses, net of recoveries, of $4.5 million and $4.2 million, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of September 30, 2015 and December 31, 2014, we recorded environmental remediation liabilities of $48.4 million and $52.3 million, respectively.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  At September 30, 2015 and December 31, 2014, we had $12.9 million and $13.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Liquid petroleum products (1)	$219,043	$226,898
Materials and supplies	17,127	16,577
Total inventories	$236,170	$243,475

(1)	Ending inventory was 142.8 million and 140.3 million gallons of liquid petroleum products as of September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, approximately 93% and 90% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of cost or market using the weighted average cost method.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Prepaid insurance	$12,790	$9,918
Unbilled revenue	3,403	3,556
Prepaid taxes	7,868	2,492
Other	9,773	9,089
Total prepaid and other current assets	$33,834	$25,055

6. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
West Shore Pipe Line Company	$2,033	$1,551	$6,209	$3,734
Muskegon Pipeline LLC	(2,761)	470	(3,345)	1,041
Transport4, LLC	183	109	456	362
South Portland Terminal LLC	515	393	1,230	822
Total (loss) earnings from equity investments	$(30)	$2,523	$4,550	$5,959

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$24,440	$23,872	$68,786	$65,337
Costs and expenses	(16,642)	(14,168)	(43,256)	(38,813)
Non-operating expenses	(4,033)	(3,261)	(11,690)	(8,841)
Net income	$3,765	$6,443	$13,840	$17,683

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
The following table summarizes our commodity derivative instruments outstanding at September 30, 2015 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	22,976	2,321	Mark-to-market
Physical index derivative contracts	55,751	—	Mark-to-market
Futures contracts for refined petroleum products	24,361	3,024	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	132,132	—	Fair Value Hedge
Futures contracts for refined petroleum products	33,600	—	Cash Flow Hedge

 (1)         Volume represents absolute value of net notional volume position.

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2015
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$20,445	$—	$20,445	$(18)	$20,427
Physical index derivative contracts	49	—	49	(17)	32
Futures contracts for refined products	110,154	63,412	173,566	(143,342)	30,224
Total current derivative assets	130,648	63,412	194,060	(143,377)	50,683

Physical fixed price derivative contracts	377	—	377	(6)	371
Futures contracts for refined products	1	—	1	—	1
Total non-current derivative assets	378	—	378	(6)	372

Physical fixed price derivative contracts	(1,178)	—	(1,178)	18	(1,160)
Physical index derivative contracts	(309)	—	(309)	17	(292)
Futures contracts for refined products	(139,173)	(4,169)	(143,342)	143,342	—
Total current derivative liabilities	(140,660)	(4,169)	(144,829)	143,377	(1,452)

Physical fixed price derivative contracts	(28)	—	(28)	6	(22)
Futures contracts for refined products	(216)	—	(216)	—	(216)
Total non-current derivative liabilities	(244)	—	(244)	6	(238)
Net derivative (liabilities) assets	$(9,878)	$59,243	$49,365	$—	$49,365

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

Our hedged inventory portfolio extends to the third quarter of 2016.  The majority of the unrealized gain at September 30, 2015 for inventory hedges represented by futures contracts of $51.9 million will be realized by the first quarter of 2016.  At September 30, 2015, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond March 2017.  In addition, at September 30, 2015, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$15,731	$16,065	$19,660	$5,413
Physical index derivative contracts	Product sales	(299)	(37)	(309)	(110)
Physical fixed price derivative contracts	Cost of product sales	3,600	(1,442)	10,191	7,179
Physical index derivative contracts	Cost of product sales	(288)	207	(224)	(506)
Futures contracts for refined products	Cost of product sales	(10,992)	(997)	2,591	(810)

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$54,514	$35,717	$21,959	$23,264
Physical inventory - hedged items	Cost of product sales	(55,424)	(34,041)	(34,848)	(32,312)

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$2,626	$2,914	$2,476	$6,524
Time value excluded from hedge assessment	Cost of product sales	(3,536)	(1,238)	(15,365)	(15,572)
Net (loss) gain in income		$(910)	$1,676	$(12,889)	$(9,048)

The change in value recognized in OCI and the losses reclassified from accumulated other comprehensive income (“AOCI”) to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$—	$(2,612)	$—	$(21,424)
Commodity derivatives	11,168	—	7,311	—
Total	$11,168	$(2,612)	$7,311	$(21,424)

		Loss Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,037)	$(3,159)	$(9,113)	$(6,716)
Total		$(3,037)	$(3,159)	$(9,113)	$(6,716)

The unrealized gain at September 30, 2015 for refined petroleum products designated as cash flow hedges of $7.3 million will be realized and reclassified from AOCI to product sales by the first quarter of 2016, at the end of the butane blending season. The ineffective portion of the change in fair value of cash flow hedges was not material for the nine months ended September 30, 2015. Over the next twelve months, we expect to reclassify $12.2 million of net losses attributable to interest rate derivative instruments from AOCI to earnings as an increase to interest and debt expense. For additional information on the net losses attributable to interest rate derivative instruments, see our Annual Report on Form 10-K for the year ended December 31, 2014.

8. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2015		December 31, 2014
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$20,798	$—	$44,912
Physical index derivative contracts	—	32	—	53
Futures contracts for refined products	30,225	—	27,143	—

Financial liabilities:
Physical fixed price derivative contracts	—	(1,182)	—	(1,495)
Physical index derivative contracts	—	(292)	—	(312)
Futures contracts for refined products	(216)	—	(2,615)	—
Fair value	$30,009	$19,356	$24,528	$43,158

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The Level 2 fixed price derivative assets of $44.9 million as of December 31, 2014 are net of CVAs of ($0.1) million.  As of September 30, 2015, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,389,843	$3,284,534	$3,388,986	$3,465,973
Variable-rate debt	391,450	391,450	166,000	166,000
Total debt	$3,781,293	$3,675,984	$3,554,986	$3,631,973

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 and 2014, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three and nine months ended September 30, 2015, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements. During the nine months ended September 30, 2014, we recorded a net non-cash asset impairment charge of $20.9 million related to our Natural Gas Storage disposal group since the carrying amount of the disposal group exceeded the estimated fair value less costs to sell the disposal group. During the three months ended September 30, 2014, we reduced the initial non-cash asset impairment charge by $5.4 million due to changes in the carrying value of the net assets of our Natural Gas Storage disposal group, primarily related to the net loss experienced during the three months ended September 30, 2014. We estimated fair value based on a market approach supported by a binding purchase and sale agreement for the disposal group. The sale of our Natural Gas Storage disposal group was completed in December 2014. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2014.

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The RIGP and Retiree Medical Plan are closed and have limited participation. The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended September 30, 2015 and 2014 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Service cost	$3	$54	$92	$108
Interest cost	137	134	333	352
Expected return on plan assets	(84)	(98)	—	—
Amortization of prior service credit	—	—	—	(406)
Amortization of unrecognized losses	211	308	50	299
Actuarial loss due to settlements	451	193	—	—
Net periodic benefit cost	$718	$591	$475	$353

The components of the net periodic benefit cost for the RIGP and the Retiree Medical Plan were as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	RIGP		Retiree Medical Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$9	$163	$274	$323
Interest cost	413	403	1,000	1,056
Expected return on plan assets	(251)	(294)	—	—
Amortization of prior service credit	—	—	—	(1,218)
Amortization of unrecognized losses	632	924	149	895
Actuarial loss due to settlements	451	580	—	—
Net periodic benefit cost	$1,254	$1,776	$1,423	$1,056

During the three months ended September 30, 2015 and 2014, we contributed $0.5 million and $0.7 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.  For the nine months ended September 30, 2015 and 2014, we contributed $1.2 million and $2.1 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

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

We recognized compensation expense from continuing operations related to the LTIP and the Option Plan, of $6.6 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, we recognized compensation expense of $17.6 million and $13.1 million, respectively.

LTIP

As of September 30, 2015, there were 2,591,003 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2014 and 2013, actual compensation awards deferred under the Deferral Plan were $1.7 million and $2.7 million, for which 54,592 and 75,870 phantom units (including matching units) were granted during the nine months ended September 30, 2015 and the year ended 2014, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the nine months ended September 30, 2015, the Compensation Committee of the Board granted 202,176 phantom units to employees (including the 54,592 phantom units granted pursuant to the Deferral Plan, as discussed above), 22,001 phantom units to independent directors of Buckeye GP and 210,494 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit
Unvested at January 1, 2015	906	$63.56
Granted	435	73.45
Vested	(262)	63.73
Forfeited	(17)	67.08
Unvested at September 30, 2015	1,062	$67.50

At September 30, 2015, $33.8 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 1.9 years.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2015	26	$48.18	1.6	$703
Exercised	(4)	48.12
Forfeited, cancelled or expired	(2)	45.88
Outstanding at September 30, 2015	20	48.44	1.1	$216

Exercisable at September 30, 2015	20	$48.44	1.1	$216

(1) Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in September 2015 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $0.1 million and $0.4 million, respectively.

11. PARTNERS' CAPITAL AND DISTRIBUTIONS

During the nine months ended September 30, 2015, we sold approximately 1.6 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”). We received $117.8 million in net proceeds after deducting commissions and other related expenses and paid $1.2 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Summary of Changes in Outstanding Units

The following is a summary of changes in LP Units outstanding for the periods indicated (in thousands):

Limited Partners
Outstanding at January 1, 2015	127,043
LP Units issued pursuant to the Option Plan (1)	4
LP Units issued pursuant to the LTIP (1)	198
Issuance of LP Units through Equity Distribution Agreements	1,591
Outstanding at September 30, 2015	128,836

(1) The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $442.0 million and $387.0 million during the nine months ended September 30, 2015 and 2014, respectively.

On October 30, 2015, we announced a quarterly distribution of $1.175 per LP Unit that will be paid on November 17, 2015 to unitholders of record on November 9, 2015.  Based on the LP Units outstanding as of September 30, 2015, cash distributed to unitholders on November 17, 2015 will total $152.0 million.

12. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Buckeye Partners, L.P.	$100,040	$102,943	$303,231	$216,431

Basic:
Weighted average units outstanding - basic	128,329	118,804	127,722	116,747

Earnings per unit - basic	$0.78	$0.87	$2.37	$1.85

Diluted:
Weighted average units outstanding - basic	128,329	118,804	127,722	116,747
Dilutive effect of LP Unit options and LTIP awards granted	577	625	519	558
Weighted average units outstanding - diluted	128,906	119,429	128,241	117,305

Earnings per unit - diluted	$0.78	$0.86	$2.36	$1.85

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

Development & Logistics

The Development & Logistics segment consists primarily of our contract operations of third-party pipelines, which are owned principally by major oil and gas, petrochemical and chemical companies and are located primarily in Texas and Louisiana.  Additionally, this segment performs pipeline construction management services, typically for cost plus a fixed fee.  This segment also owns and operates two underground propane storage caverns in Indiana and Illinois, as well as our majority ownership of the Sabina Pipeline located in Texas.

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Pipelines & Terminals	$219,942	$228,466	$652,178	$665,629
Global Marine Terminals	127,161	104,522	372,735	284,082
Merchant Services	386,105	1,246,462	1,586,421	4,420,205
Development & Logistics	16,553	21,003	53,610	56,637
Intersegment	(21,377)	(26,980)	(51,677)	(52,300)
Total revenue	$728,384	$1,573,473	$2,613,267	$5,374,253

For the three months ended September 30, 2015 and 2014, no customers contributed 10% or more of consolidated revenue. For the nine months ended September 30, 2015 and 2014, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$644,445	$1,482,363	$2,358,622	$5,116,151
International	83,939	91,110	254,645	258,102
Total revenue	$728,384	$1,573,473	$2,613,267	$5,374,253

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

The following tables present Adjusted EBITDA from continuing operations by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$116,711	$128,171	$362,503	$370,570
Global Marine Terminals	80,593	57,270	233,716	166,532
Merchant Services	2,592	10,468	13,797	(12,568)
Development & Logistics	4,268	4,713	13,539	15,500
Adjusted EBITDA from continuing operations	$204,164	$200,622	$623,555	$540,034

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$99,947	$107,008	$303,294	$270,486
Less: Net loss (income) attributable to noncontrolling interests	93	(785)	794	(2,547)
Income from continuing operations attributable to Buckeye Partners, L.P.	100,040	106,223	304,088	267,939
Add: Interest and debt expense	43,413	43,838	127,097	127,063
Income tax expense	240	243	720	319
Depreciation and amortization (1)	54,830	45,406	164,204	131,791
Non-cash unit-based compensation expense	6,597	5,228	17,578	13,149
Acquisition and transition expense (2)	82	2,451	2,942	8,076
Litigation contingency accrual (3)	1,729	—	15,229	—
Less: Amortization of unfavorable storage contracts (4)	(2,767)	(2,767)	(8,303)	(8,303)
Adjusted EBITDA from continuing operations	$204,164	$200,622	$623,555	$540,034

(1)         Includes 100% of the depreciation and amortization expense of $12.2 million and $34.7 million for Buckeye Texas for the three and nine months ended September 30, 2015.
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

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest (net of capitalized interest)	$126,203	$130,323
Cash paid for income taxes	1,562	620
Capitalized interest	16,897	5,641

Non-cash investing activities:
Increase (decrease) in accounts payable and accrued and other current liabilities related to capital expenditures	$43,315	$(25,860)

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

Recent Developments

 At-the-Market Offering Program

During the nine months ended September 30, 2015, we sold approximately 1.6 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”). We received $117.8 million in net proceeds after deducting commissions and other related expenses and paid $1.2 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Overview of Operating Results

Net income attributable to our unitholders was $303.2 million for the nine months ended September 30, 2015, which is an increase of $86.8 million, or 40.1%, from $216.4 million for the corresponding period in 2014. Operating income was $426.4 million for the nine months ended September 30, 2015, which is an increase of $34.0 million, or 8.7%, from $392.4 million for the corresponding period in 2014.

The increase in net income attributable to our unitholders was primarily the result of increased contribution from our Global Marine Terminals and Merchant Services segments, as well as increased storage, terminalling and throughput revenues in our Pipelines & Terminals segment. In our Global Marine Terminals segment, strong customer demand for our storage and terminalling services and the contribution from our interest in Buckeye Texas acquired in September 2014 were the primary drivers for the increase over prior year. Strong demand for services was driven by increased customer activity and higher utilization of our assets as a result of internal growth capital investments that have increased available storage capacity and further enhanced our marine asset portfolio capabilities. Our Merchant Services segment benefited from the elimination of certain commercial strategies from 2014 and more effective supply management, while our Pipelines & Terminals segment benefited from higher terminalling throughput volumes particularly in refined petroleum products and higher storage revenue from new contracts.

These increases in net income were partially offset by an increase in depreciation and amortization expense due to the Buckeye Texas assets in our Global Marine Terminals segment. Settlement revenues decreased in our Pipelines & Terminals segment due to lower product recoveries from our terminalling throughput activities and prior year volumetric pipeline settlement gains. In addition, butane blending activities in our Pipelines & Terminals segment were negatively impacted due to the narrowed spread between butane and gasoline prices. Furthermore, in the third quarter of 2015, the FERC approved the settlement resolving all complaints filed by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways/American Airlines against Buckeye Pipe Line Company, L.P. (“Buckeye Pipe Line”). The settlement was submitted to the FERC for approval in June 2015.  In resolving the complaints, Buckeye Pipe Line agreed to reduce its jet fuel rates prospectively and make settlement payments to the airlines to close pending litigation.  In the third quarter of 2015, we recorded an additional litigation accrual adjustment of $1.7 million as a reduction of revenue, which, together with previously recorded reductions in revenue totaling $53.5 million, represents the anticipated settlement payments and other expenses associated with the settlement.   The settlement's prospective reduction in rates is not expected to have a material impact on Buckeye’s operating results.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$728,384	$1,573,473	$2,613,267	$5,374,253
Costs and expenses	584,824	1,424,532	2,186,886	4,981,873
Operating income	143,560	148,941	426,381	392,380
Other expense, net	(43,373)	(41,690)	(122,367)	(121,575)
Income from continuing operations before taxes	100,187	107,251	304,014	270,805
Income tax expense	(240)	(243)	(720)	(319)
Income from continuing operations	99,947	107,008	303,294	270,486
Loss from discontinued operations	—	(3,280)	(857)	(51,508)
Net income	99,947	103,728	302,437	218,978
Less: Net loss (income) attributable to noncontrolling interests	93	(785)	794	(2,547)
Net income attributable to Buckeye Partners, L.P.	$100,040	$102,943	$303,231	$216,431

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA from continuing operations:
Pipelines & Terminals	$116,711	$128,171	$362,503	$370,570
Global Marine Terminals	80,593	57,270	233,716	166,532
Merchant Services	2,592	10,468	13,797	(12,568)
Development & Logistics	4,268	4,713	13,539	15,500
Adjusted EBITDA from continuing operations	$204,164	$200,622	$623,555	$540,034
Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable cash flow:
Income from continuing operations	$99,947	$107,008	$303,294	$270,486
Less: Net loss (income) attributable to noncontrolling interests	93	(785)	794	(2,547)
Income from continuing operations attributable to Buckeye Partners, L.P.	100,040	106,223	304,088	267,939
Add: Interest and debt expense	43,413	43,838	127,097	127,063
Income tax expense	240	243	720	319
Depreciation and amortization (1)	54,830	45,406	164,204	131,791
Non-cash unit-based compensation expense	6,597	5,228	17,578	13,149
Acquisition and transition expense (2)	82	2,451	2,942	8,076
Litigation contingency accrual (3)	1,729	—	15,229	—
Less: Amortization of unfavorable storage contracts (4)	(2,767)	(2,767)	(8,303)	(8,303)
Adjusted EBITDA from continuing operations	$204,164	$200,622	$623,555	$540,034
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(39,197)	(39,496)	(114,450)	(116,842)
Income tax expense, excluding non-cash taxes	(240)	(243)	(720)	(319)
Maintenance capital expenditures (5)	(29,129)	(20,433)	(72,143)	(56,205)
Distributable cash flow from continuing operations	$135,598	$140,450	$436,242	$366,668
_________________________
(1)   Includes 100% of the depreciation and amortization expense of $12.2 million and $34.7 million for Buckeye Texas for the three and nine months ended September 30, 2015.
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

The following table presents product volumes and average tariff rates for the Pipelines & Terminals segment in barrels per day (“bpd”), percent of capacity utilization for the Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	762.4	721.9	740.8	700.3
Jet fuel	370.5	349.8	360.6	332.1
Middle distillates (1)	301.4	321.8	340.8	350.7
Other products (2)	28.0	34.9	32.1	37.0
Total pipelines throughput	1,462.3	1,428.4	1,474.3	1,420.1
Terminals:
Products throughput	1,185.4	1,133.5	1,212.3	1,128.7

Pipeline Average Tariff (cents/bbl)	84.4	86.8	83.6	85.5

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (3)	97%	84%	95%	84%

Merchant Services (in millions of gallons):
Sales volumes	229.7	464.1	902.1	1,571.6
___________________________
(1)   Includes diesel fuel and heating oil.
(2)   Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.
(3)   Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 85% and 74% for the three months ended September 30, 2015 and 2014, respectively, and approximately 83% and 73% for the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated

Adjusted EBITDA was $204.2 million for the three months ended September 30, 2015, which is an increase of $3.6 million, or 1.8%, from $200.6 million for the corresponding period in 2014.  The increase in Adjusted EBITDA was primarily related to increased storage revenue due to higher storage utilization and rates at our terminal facilities and positive contributions from the Buckeye Texas assets in our Global Marine Terminals segment. This increase was partially offset by lower settlement revenues in our Pipelines & Terminals segment and lower rack volumes and margins in the distillate and gasoline markets in our Merchant Services segment. Settlement revenues decreased in our Pipelines & Terminals segment due to lower product recoveries from our terminalling throughput activities and prior year volumetric pipeline settlement gains. In addition, butane blending activities in our Pipelines & Terminals segment were negatively impacted due to the narrowed spread between butane and gasoline prices.

Revenue was $728.4 million for the three months ended September 30, 2015, which is a decrease of $845.1 million, or 53.7%, from $1,573.5 million for the corresponding period in 2014.  The decrease in revenue was primarily related to the decline of refined petroleum product prices and a decrease in sales volumes in our Merchant Services segment, lower settlement revenues and narrowed butane blending spreads in our Pipelines & Terminals segment, as well as decreased project management activity in our Development & Logistics segment. These decreases in revenue were partially offset by increased storage revenue in our Global Marine Terminals segment primarily due to higher storage utilization and rates at our terminal facilities.

Operating income was $143.6 million for the three months ended September 30, 2015, which is a decrease of $5.3 million, or 3.6%, from $148.9 million for the corresponding period in 2014.  The decrease in operating income was primarily related to a decrease in settlement revenue and narrowed butane blending spreads in our Pipelines & Terminals segment, an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets in our Global Marine Terminals segment and the decline of refined petroleum product prices and a decrease in sales volumes in our Merchant Services segment. These decreases were partially offset by increased storage revenue in our Global Marine Terminals segment due to higher storage utilization and rates at our terminal facilities.

Distributable cash flow was $135.6 million for the three months ended September 30, 2015, which is a decrease of $4.9 million, or 3.5%, from $140.5 million for the corresponding period in 2014.  The decrease in distributable cash flow was primarily related to an $8.7 million increase in maintenance capital expenditures primarily resulting from increased tank integrity projects, partially offset by an increase of $3.6 million in Adjusted EBITDA as described above.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $116.7 million for the three months ended September 30, 2015, which is a decrease of $11.4 million, or 8.9%, from $128.1 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA is due to a $6.6 million decrease in revenue, excluding the FERC litigation accrual adjustment, $2.6 million decrease in earnings from equity investments due to an increase in integrity spending and a $2.2 million increase in operating expenses primarily attributed to an increase in outside services for asset maintenance activities reflecting a reduced level of spending in 2014. The decrease in revenue is comprised of a $13.5 million decrease due to lower product recoveries from our terminalling throughput activities and prior year volumetric pipeline settlement gains, as well as the narrowed spread between butane and gasoline prices and a $3.2 million decrease in revenue resulting from lower average pipeline tariff rates primarily due to a shift between intra-state and inter-state shipments. These decreases were partially offset by a $6.3 million increase in revenue from higher terminalling throughput volumes and higher storage revenue from new contracts, a $2.7 million increase in revenue resulting from higher pipeline volumes and a $1.1 million increase in revenue from capital investments in internal growth and diversification initiatives.

Pipeline volumes increased by 2.4% due to stronger demand for jet fuel and gasoline resulting from increased customer demand. Terminalling volumes increased by 4.6% primarily due to higher demand for jet fuel and gasoline, new customer contracts and service offerings at select locations, including contributions from growth capital spending, which were partially offset by a decrease in crude-by-rail volumes.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $80.6 million for the three months ended September 30, 2015, which is an increase of $23.3 million, or 40.7%, from $57.3 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to a $16.2 million increase in storage and terminalling revenue as a result of greater customer utilization and higher service rates, an $11.0 million increase in the contribution from our joint venture interest in Buckeye Texas and a $1.5 million decrease in operating expenses primarily attributed to favorable pricing of boiler fuel used at our facilities. These increases were partially offset by a $5.4 million decrease in ancillary revenues primarily due to higher product settlement gains in the prior year despite increased berthing activity and heating services in the current quarter resulting from increased customer utilization of our facilities. The average capacity utilization of our marine storage assets was 97% for the three months ended September 30, 2015, which is an increase from 84% in the corresponding period in 2014. The increase in storage revenue resulted from internal growth capital investments which increased available storage capacity and diversified our asset capabilities, as well as improved market conditions which were the result of the development of structure in the crude oil and refined petroleum products markets.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $2.6 million for the three months ended September 30, 2015, which is a decrease of $7.9 million from $10.5 million for the corresponding period in 2014.  The negative factors impacting Adjusted EBITDA were primarily related to lower sales volumes and rack margins in the distillate and gasoline markets, as well as the absence of an unrealized gain on our product inventory portfolio recognized in the prior year.

Adjusted EBITDA was positively impacted by an $850.9 million decrease in cost of product sales, which included a $621.6 million decrease due to 50.5% lower volumes sold and a $229.3 million decrease in refined petroleum product cost due to a price decrease of $1.00 per gallon (average prices per gallon were $1.65 and $2.65 for the 2015 and 2014 periods, respectively) and a $1.5 million decrease in operating expenses, which primarily related to overhead costs.

Adjusted EBITDA was negatively impacted by an $860.3 million decrease in revenue, which included a $629.5 million decrease due to 50.5% lower volumes sold and a $230.8 million decrease in refined petroleum product sales due to a price decrease of $1.01 per gallon (average sales prices per gallon were $1.68 and $2.69 for the 2015 and 2014 periods, respectively).

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $4.3 million for the three months ended September 30, 2015, which is a decrease of $0.4 million, or 8.5%, from $4.7 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA was primarily due to a $0.4 million decrease in revenue related to the LPG storage caverns and a $0.3 million decrease in revenue related to third-party engineering and operations contracts, partially offset by a $0.3 million decrease in operating expenses.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated

Adjusted EBITDA was $623.6 million for the nine months ended September 30, 2015, which is an increase of $83.6 million, or 15.5%, from $540.0 million for the corresponding period in 2014.  The increase in Adjusted EBITDA was primarily related to increased storage revenue due to higher storage utilization and rates at our terminal facilities in the Global Marine Terminals segment and elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment. The increase in Adjusted EBITDA was partially offset by a decrease in revenue related to settlements and butane blending spreads in our Pipelines & Terminals segment and a decrease in earnings in our Development & Logistics segment. Settlement revenues decreased in our Pipelines & Terminals segment due to lower product recoveries from our terminalling throughput activities and prior year volumetric pipeline settlement gains. In addition, butane blending activities in our Pipelines & Terminals segment were negatively impacted due to the narrowed spread between butane and gasoline prices.

Revenue was $2,613.3 million for the nine months ended September 30, 2015, which is a decrease of $2,761.0 million, or 51.4%, from $5,374.3 million for the corresponding period in 2014.  The decrease in revenue was primarily related to the decline of refined petroleum product prices and a decrease in sales volume in our Merchant Services segment, as well as lower product recoveries from our terminalling throughput activities, prior year volumetric pipeline settlement gains and the adjustments to the FERC litigation accrual recorded as a reduction to revenue in our Pipelines & Terminals segment. The decrease in revenue was partially offset by the revenue increase in our Global Marine Terminals segment primarily due to higher storage utilization and rates at our terminal facilities.

Operating income was $426.4 million for the nine months ended September 30, 2015, which is an increase of $34.0 million, or 8.7%, from $392.4 million for the corresponding period in 2014.  The increase in operating income was primarily related to increased storage revenue due to higher storage utilization and rates at our terminal facilities in the Global Marine Terminals segment, elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment, and increased terminalling activities in our Pipelines & Terminals segment. The increase in operating income was partially offset by the decrease in revenue related to settlements and butane blending spreads and the adjustments to the FERC litigation accrual recorded as a reduction to revenue in our Pipelines & Terminals segment, as well as an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets in our Global Marine Terminals segment.

Distributable cash flow was $436.2 million for the nine months ended September 30, 2015, which is an increase of $69.5 million, or 19.0%, from $366.7 million as compared to the corresponding period in 2014.  The increase in distributable cash flow was primarily related to an increase of $83.6 million in Adjusted EBITDA as described above, partially offset by a $15.9 million increase in maintenance capital expenditures primarily resulting from increased tank integrity projects.

Adjusted EBITDA by Segment

Pipelines & Terminals. Adjusted EBITDA from the Pipelines & Terminals segment was $362.5 million for the nine months ended September 30, 2015, which is a decrease of $8.0 million, or 2.2%, from $370.5 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA is due to $8.5 million increase in operating expenses, which include higher costs such as payroll and rent expense to support our growth, as well as FERC litigation fees and a $1.4 million decrease in earnings from equity investments primarily due to an increase in integrity spending, partially offset by a $1.9 million increase in revenues, excluding the FERC litigation accrual adjustment. The increase in revenues is comprised of a $21.0 million increase resulting from higher terminalling throughput volumes and higher storage revenue from new contracts, a $12.6 million increase in revenue resulting from higher pipeline volumes and a $10.5 million increase in revenue from capital investments in internal growth and diversification initiatives, including crude oil handling services. These increases were partially offset by a $34.4 million decrease in revenue related to settlements and butane blending spreads due to lower product recoveries from our terminalling throughput activities and prior year volumetric pipeline settlement gains, as well as the narrowed spread between butane and gasoline prices, and a $7.8 million decrease in revenue resulting from lower average pipeline tariff rates primarily due to a shift between intra-state and inter-state shipments.

Pipeline volumes increased by 3.8% due to stronger demand for jet fuel and gasoline resulting from growth capital projects placed into service mid-year 2014. Terminalling volumes increased by 7.4% due to higher demand for gasoline, distillates and jet fuel, new customer contracts and service offerings at select locations, including contributions from growth capital spending, which were partially offset by a decrease in crude-by-rail volumes.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $233.7 million for the nine months ended September 30, 2015, which is an increase of $67.1 million, or 40.3%, from $166.6 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to a $43.8 million increase in storage and terminalling revenue as a result of greater customer utilization and higher service rates and a $29.4 million increase in the contribution from our joint venture interest in Buckeye Texas, partially offset by a $3.5 million increase in operating expenses related to outside services for asset maintenance activities and incremental costs necessary to support the higher utilization of our facilities and a $2.6 million decrease in ancillary revenues primarily due to higher product settlement gains in the prior year despite increased berthing activity and heating services in the current year resulting from increased customer utilization of our facilities. The average capacity utilization of our marine storage assets was 95% for the nine months ended September 30, 2015, which is an increase from 84% in the corresponding period in 2014. The increase in storage revenue resulted from internal growth capital investments which increased available storage capacity and diversified our asset capabilities, as well as improved market conditions which were the result of the development of structure in the crude oil and refined petroleum products markets.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $13.8 million for the nine months ended September 30, 2015, which is an improvement of $26.4 million from a loss of $12.6 million for the corresponding period in 2014.  The positive factors impacting Adjusted EBITDA were primarily related to the elimination of certain commercial strategies from 2014 and more effective supply management. The elimination of certain commercial strategies included liquidating our physical positions in markets less liquid than our core markets.

Adjusted EBITDA was positively impacted by a $2,861.2 million decrease in cost of product sales, which included a $1,883.0 million decrease due to 42.6% of lower volumes sold and a $978.2 million decrease in refined petroleum product cost due to a price decrease of $1.08 per gallon (average prices per gallon were $1.73 and $2.81 for the 2015 and 2014 periods, respectively).

Adjusted EBITDA was negatively impacted by a $2,833.9 million decrease in revenue, which included a $1,883.0 million decrease due to 42.6% of lower volumes sold and a $950.9 million decrease in refined petroleum product sales due to a price decrease of $1.05 per gallon (average sales prices per gallon were $1.76 and $2.81 for the 2015 and 2014 periods, respectively) and a $0.9 million increase in operating expenses, which primarily related to overhead and administrative costs.

Development & Logistics.  Adjusted EBITDA from the Development & Logistics segment was $13.6 million for the nine months ended September 30, 2015, which is a decrease of $1.9 million, or 12.3%, from $15.5 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA was primarily due to a $1.8 million decrease in revenue related to the LPG storage caverns primarily due to a one-time gain recognition of inventory in the prior year and a $0.3 million increase in operating expenses, partially offset by a $0.2 million increase in revenue related to third-party engineering and operations contracts.

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

Current Liquidity

As of September 30, 2015, we had a working capital deficit of $24.5 million, primarily due to accounts payable and accrued and other current liabilities related to capital expenditures. As of September 30, 2015, we had $1,108.6 million of additional borrowing capacity under our Credit Facility, but, except for borrowings that are used to refinance other debt, we are limited to $936.4 million of additional borrowing capacity by the financial covenants under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission that, as of September 30, 2015, had $880.7 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

Debt

At September 30, 2015, we had total fixed-rate and variable-rate debt obligations of $3,389.8 million and $391.5 million, respectively, with an aggregate fair value of $3,676.0 million. At September 30, 2015, we were in compliance with the covenants under our Credit Facility.

Equity

In May 2013, we entered into four separate Equity Distribution Agreements under which we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.  During the nine months ended September 30, 2015, we sold approximately 1.6 million LP Units in aggregate under the Equity Distribution Agreements and received $117.8 million in net proceeds after deducting commissions and other related expenses. During the nine months ended September 30, 2015, we paid $1.2 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$502,431	$182,351
Investing activities	(425,999)	(1,118,377)
Financing activities	(77,559)	937,573
Net (decrease) increase in cash and cash equivalents	$(1,127)	$1,547

Operating Activities

Net cash provided by operating activities of $502.4 million for the nine months ended September 30, 2015 primarily resulted from $302.4 million of net income, $164.2 million of depreciation and amortization expense and $66.6 million in other non-cash items, partially offset by a use of $30.8 million in working capital.

Net cash provided by operating activities of $182.4 million for the nine months ended September 30, 2014 primarily resulted from $219.0 million of net income and $131.8 million of depreciation and amortization expense, partially offset by a $114.6 million increase in inventory, primarily due to the seasonal build-up of inventory for the heating season, an $89.2 million increase in accounts receivable, resulting primarily from the expanding business and the new merchant activities supporting the terminals acquired from Hess in December 2013 and a $51.5 million settlement to terminate the interest swap agreements related to the 5.300% Notes.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $426.0 million for the nine months ended September 30, 2015 primarily resulted from $433.2 million of capital expenditures, partially offset by $10.1 million of proceeds from the sale and disposition of assets, primarily due to the disposition of an ammonia pipeline in Texas. Net cash used in investing activities of $1,118.4 million for the nine months ended September 30, 2014 primarily resulted from $300.8 million of capital expenditures and $824.7 million primarily related to the Buckeye Texas Partners Transaction. For further discussion on the Buckeye Texas Partners Transaction, see Note 2 in the Notes to Consolidated Financial Statements.  See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $77.6 million for the nine months ended September 30, 2015 primarily resulted from $439.6 million of cash distributions paid to our unitholders ($3.45 per LP Unit) partially offset by $225.5 million of net borrowings under the Credit Facility and $117.8 million of net proceeds from the issuance of 1.6 million LP Units under the Equity Distribution Agreements.

Net cash provided by financing activities of $937.6 million for the nine months ended September 30, 2014 primarily resulted from $599.1 million of proceeds from the issuance of the 4.350% and 5.600% Notes due on October 15, 2024 and October 15, 2044, respectively, $747.4 million of net proceeds from the issuance of an aggregate 9.7 million LP Units, and $74.5 million of net proceeds from the issuance of 1.0 million LP Units under the Equity Distribution Agreements, partially offset by $73.0 million of net repayments under the Credit Facility and $384.4 million of cash distributions paid to our unitholders ($3.30 per LP Unit).

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

	Nine Months Ended September 30,
	2015	2014
Maintenance capital expenditures	$72,143	$56,366
Expansion and cost reduction	361,009	244,465
Total capital expenditures, net	$433,152	$300,831

Capital expenditures increased for the nine months ended September 30, 2015, as compared to the corresponding period in 2014 primarily due to increases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $361.0 million for the nine months ended September 30, 2015, which is an increase of $116.5 million, or 47.7%, from $244.5 million for the corresponding period in 2014. The period-over-period fluctuations in our expansion and cost reduction capital expenditures were primarily driven by spending on our major growth capital projects, including the initial build-out of the Buckeye Texas facilities. Our most significant growth capital expenditures for the nine months ended September 30, 2015 included the initial build-out of the Buckeye Texas facilities, cost reduction and revenue generation projects related to storage tank enhancements across our portfolio of terminalling assets, pipeline connectivity improvements, and a pipeline integrity enhancement program that improved the operational efficiencies in our pipeline systems. Our maintenance capital expenditures were $72.1 million for the nine months ended September 30, 2015, which is an increase of $15.8 million, or 28.0%, from $56.4 million for the corresponding period in 2014. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by the timing of tank integrity projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2015 (in thousands):

	2015
	Low	High
Pipelines & Terminals:
Maintenance capital expenditures	$70,000	$80,000
Expansion and cost reduction	140,000	160,000
Total capital expenditures	$210,000	$240,000

Global Marine Terminals:
Maintenance capital expenditures	$20,000	$30,000
Expansion and cost reduction	355,000	375,000
Total capital expenditures (1)	$375,000	$405,000

Overall:
Maintenance capital expenditures	$90,000	$110,000
Expansion and cost reduction	495,000	535,000
Total capital expenditures	$585,000	$645,000
_________________________
(1)   Includes 100% of Buckeye Texas Partners capital expenditures.

Estimated maintenance capital expenditures include tank refurbishments and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include the construction of a deep-water marine terminal, two condensate splitters, an LPG storage complex and three crude oil and condensate gathering facilities at Buckeye Texas, as well as pipeline expansion projects, storage tank enhancement and refurbishment projects across our system and various upgrades and expansions of our butane blending business. The build-out of the facilities at Buckeye Texas is funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.

Off-Balance Sheet Arrangements

At September 2015, we had no off-balance sheet debt or arrangements.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Fair value of contracts outstanding at January 1, 2015	$67,686
Items recognized or settled during the period	(79,500)
Fair value attributable to new deals	9,875
Change in fair value attributable to price movements	51,181
Change in fair value attributable to non-performance risk	123
Fair value of contracts outstanding at September 30, 2015	$49,365

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. In the second quarter of 2015, our Pipelines & Terminals segment entered into exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on the narrowing gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at September 30, 2015, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$268,409
Fair value assuming 10% increase in underlying commodity prices	Asset	$273,705
Fair value assuming 10% decrease in underlying commodity prices	Asset	$263,113

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and uses the U.S. dollar as its official currency. BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and nine months ended September 30, 2015 and 2014.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

*10.1	Form of Severance Agreement for each Named Executive Officer.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*                 Filed herewith.
**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	November 2, 2015	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)