Form 10-K
period 2015-12-31
BUCKEYE PARTNERS, L.P.
filed 2016-02-25
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________

FORM 10-K
______________________________________________________
(Mark One)
☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
Or
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from                to

Commission file number 1-9356
 ______________________________________________________

Buckeye Partners, L.P.
(Exact name of registrant as specified in its charter)
 ______________________________________________________

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
At June 30, 2015, the aggregate market value of the registrant’s limited partner units held by non-affiliates was $9.4 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.
As of February 19, 2016, there were 129,723,002 limited partner units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2016 Annual Meeting of Limited Partners are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.”  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical facts, are forward-looking statements.  Such statements use forward-looking words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and other similar expressions that are intended to identify forward-looking statements, although some forward-looking statements are expressed differently.  These statements discuss future expectations and contain projections.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations to which we are subject, including those governing pipeline tariff rates and those that permit the treatment of us as a partnership for federal income tax purposes; (ii) terrorism and other security risks, including cyber risk, adverse weather conditions, including hurricanes, environmental releases, and natural disasters; (iii) changes in the marketplace for our products or services, such as increased competition, changes in product flows, better energy efficiency, or general reductions in demand; (iv) adverse regional, national, or international economic conditions, adverse capital market conditions, and adverse political developments; (v) shutdowns or interruptions at our pipeline, terminalling, storage, and processing assets or at the source points for the products we transport, store, or sell; (vi) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (vii) volatility in the price of liquid petroleum products; (viii) nonpayment or nonperformance by our customers; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; and (x) our ability to successfully complete our organic growth projects and to realize the anticipated financial benefits.  These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other known or unpredictable factors could also have material adverse effects on future results.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to or effect on us or our business or operations.  Also note that we provide additional cautionary discussion of risks and uncertainties under the captions “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report.

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

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs. Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our recent expansion into the Gulf Coast has added another regional hub with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

In December 2015, we realigned our reportable segments into three reportable segments as a result of changes in our organizational structure and renamed one of our reportable segments. Our three reportable segments are: Domestic Pipelines & Terminals (formerly known as Pipelines & Terminals), Global Marine Terminals and Merchant Services. We merged our previously reported Development & Logistics segment into the Domestic Pipelines & Terminals segment. See Note 25 in the Notes to Consolidated Financial Statements for a more detailed discussion of our business segments. We have adjusted our prior period segment information to conform to current year presentation.

Business Strategy

Our primary business objective is to provide stable and sustainable cash distributions to our unitholders, while maintaining a relatively low investment risk profile.  The key elements of our strategy are to:

•	Operate in a safe and environmentally responsible manner;

•	Maximize utilization of our assets at the lowest cost per unit;

•	Maintain stable long-term customer relationships;

•	Optimize, expand and diversify our portfolio of energy assets through accretive acquisitions and organic growth projects; and

•	Maintain a solid, conservative financial position and our investment-grade credit rating.

We intend to achieve our strategy by:

•	Acquiring, building and operating high quality, strategically-located assets;

•	Maintaining and enhancing the integrity of our pipelines, terminals and storage assets;

•	Pursuing strategic cash flow-accretive acquisitions that:

•	Complement our existing footprint;

•	Provide geographic, product and/or asset class diversity; and

•	Leverage existing management capabilities and infrastructure;

•	Seeking to acquire or develop other energy-related assets that enable us to leverage our asset base, knowledge base and skill sets;

•	Valuing the effort, teamwork and innovation of our employees; and

•	Providing superior customer service.

Recent Developments

2015 Transactions

Credit Facility

In December 2015, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC (“BES”), Buckeye West Indies Holdings LP (“BWI”) and Buckeye Caribbean Terminals LLC (“BCT”), collectively the Buckeye Merchant Service Companies (“BMSC”), as borrowers, modified the $1.5 billion revolving credit facility with SunTrust Bank, as administrative agent, and other lenders (the “Credit Facility”) to extend the maturity date of the Credit Facility by one year to September 30, 2020, with an option to extend the term for one additional year and a $500.0 million accordion option to increase the commitments with the consent of the lenders.  At the time of the transaction, we had $3.4 million of remaining unamortized deferred financing costs, and we incurred additional debt issuance costs of $0.8 million in connection with the modification and extension of the Credit Facility. At December 31, 2015, Buckeye and BMSC collectively had $472.5 million outstanding under the Credit Facility, of which $111.5 million, attributable to BMSC, was classified as current liabilities in our consolidated balance sheet, as related funds were used to finance current working capital needs.

At-the-Market Offering Program

During the years ended December 31, 2015 and 2014, we sold 2.2 million and 1.0 million LP Units in aggregate under the equity distribution agreements entered into in May 2013 with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”), received $161.5 million and $74.5 million in net proceeds after deducting commissions and other related expenses, and paid $1.6 million and $0.8 million of compensation in aggregate to the agents under the Equity Distribution Agreements, respectively.

Business Activities

The following discussion describes the business activities of our business segments, which include Domestic Pipelines & Terminals, Global Marine Terminals and Merchant Services.

The Domestic Pipelines & Terminals, Global Marine and Merchant Services segments derive a nominal amount of their revenue from U.S. governmental agencies.  All of our operations and assets are conducted and located in the continental United States, except for our terminals located in Puerto Rico, St. Lucia and The Bahamas and, from time to time, our Merchant Services segment buys and/or sells fuel oil to third parties at various locations in the Caribbean.  Detailed financial information regarding revenue, profits and total assets of each segment and major geographic area can be found in Note 25 in the Notes to Consolidated Financial Statements.  The following table shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2015		2014		2013
	Revenue	Percent	Revenue	Percent	Revenue	Percent

Domestic Pipelines & Terminals	$966,749	28.0%	$938,036	14.2%	$844,832	16.7%
Global Marine Terminals	514,301	14.9%	395,306	6.0%	252,270	5.0%
Merchant Services (1)	2,037,664	59.0%	5,358,626	80.9%	3,990,575	79.0%
Intersegment	(65,280)	(1.9)%	(71,721)	(1.1)%	(33,576)	(0.7)%
Total	$3,453,434	100.0%	$6,620,247	100.0%	$5,054,101	100.0%
 ____________________________________

(1)
The decrease in revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to a decrease in sales volume and a decline of refined petroleum products prices. The decrease in sales volume was primarily related to more effective supply management. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Domestic Pipelines & Terminals Segment

The Domestic Pipelines & Terminals segment owns and operates approximately 6,000 miles of pipeline located primarily in the northeastern and upper midwestern portions of the United States, and services approximately 110 delivery locations.  This segment transports liquid petroleum products, including gasoline, jet fuel, diesel fuel, heating oil and kerosene, from major supply sources to terminals and airports located within end-use markets.  The pipelines within this segment also transport other refined petroleum products, such as propane and butane, refinery feedstock and blending components, as well as crude oil.  The segment also includes 117 active terminals that provide bulk storage and throughput services with respect to liquid petroleum products and renewable fuels, including ethanol, and have an aggregate storage capacity of over 55 million barrels.  In addition, three of our terminals provide crude oil services, including train loading/unloading, storage and throughput.  Of our terminals in the Domestic Pipelines & Terminals segment, over half are connected to our pipelines.  We generally own property on which the terminals are located.  The segment’s geographical diversity, connections to multiple sources of supply, and extensive delivery system help create a stable base business.

Pipelines

The Domestic Pipelines & Terminals segment’s pipelines conduct business without the benefit of exclusive franchises from government entities.  In addition, our pipelines generally operate as a common carrier, providing transportation services at posted tariffs and without long-term contracts.  Demand for the services provided by our pipelines derives from end-users’ demand for liquid petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through our pipelines.  Factors affecting demand for liquid petroleum products include price and prevailing general economic conditions.  Many of the factors impacting demand for the services provided by our pipelines are, therefore, partially or entirely beyond our control. Typically, this segment receives liquid petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.

The following table presents product volumes and percentage of products transported by the pipelines in the Domestic Pipelines & Terminals segment for the periods indicated (barrels per day (“bpd”) in thousands):

	Year Ended December 31,
	2015		2014		2013

Pipelines:
Gasoline	735.9	50.4%	702.8	49.1%	717.8	50.3%
Jet fuel	358.9	24.5%	336.0	23.5%	334.4	23.5%
Middle distillates (1)	337.4	23.1%	354.9	24.8%	345.7	24.2%
Other products (2)	28.5	2.0%	36.6	2.6%	28.5	2.0%
Total pipelines throughput	1,460.7	100.0%	1,430.3	100.0%	1,426.4	100.0%
_____________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.

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

Our operating subsidiary Buckeye Aviation (Reno) LLC (“Buckeye Reno”) owns an approximately 3-mile pipeline serving the Reno/Tahoe International Airport.  Our operating subsidiary Buckeye Aviation (San Diego) LLC (“Buckeye San Diego”) owns an approximately 4-mile pipeline serving the San Diego International Airport.  Buckeye Aviation (Memphis) LLC (“Buckeye Memphis”), formerly known as WesPac Pipelines - Memphis LLC, owns an approximately 16-mile pipeline and a related terminalling facility that primarily serves Federal Express Corporation at the Memphis International Airport.  Buckeye Reno, Buckeye San Diego and Buckeye Memphis, collectively, have terminalling facilities with aggregate storage capacity of 0.5 million barrels.  Buckeye Reno, Buckeye San Diego and Buckeye Memphis were originally created as joint ventures between BPH and Kealine LLC, but in April 2015, BPH purchased the remaining 10% ownership interest in Buckeye Memphis from Kealine LLC, increasing our ownership interest in Buckeye Memphis to 100%.  As such, BPH currently owns 100% of Buckeye Reno, Buckeye San Diego and Buckeye Memphis.  Each of these entities is consolidated into our financial statements.

Additionally, BPH indirectly owns an approximate 63% interest in the Sabina crude butadiene pipeline (the “Sabina Pipeline”) and owns and operates approximately 25 miles of pipeline, which it leases to third parties, all located in Texas.

Terminals

The Domestic Pipelines & Terminals segment’s terminals receive products from pipelines and, in certain cases, barges, ships or railroads, and distribute them to third parties, who in turn deliver them to end-users and retail outlets.  This segment’s terminals play a key role in moving products to the end-user market by providing efficient product receipt, storage and distribution capabilities, inventory management, ethanol and biodiesel blending, and other ancillary services that include the injection of various additives.  Typically, the Domestic Pipelines & Terminals segment’s terminalling facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day.

The Domestic Pipelines & Terminals segment’s terminals derive most of their revenues from various fees paid by customers.  A throughput fee is charged for receiving products into the terminal and delivering them to trucks, barges, ships or pipelines.  In addition to these throughput fees, revenues are generated by charging customers fees for blending with renewable fuels, injecting additives and providing storage capacity to customers on either a short-term or long-term basis.  The terminals also derive revenue from recovering and selling vapors emitted during truck loading.  Finally, the terminals derive service fees and blending margins from butane blending activities during the winter months (mid-September through mid-March), whereby butane is blended into various grades of gasoline.  Blending margins depend upon pricing spreads between gasoline and butane, and we use financial derivative instruments to manage the commodity price risk associated with gasoline-to-butane pricing spreads, as deemed necessary.  The fair value of such derivative instruments is recorded in our consolidated balance sheets, with the change in fair value recorded in earnings.  These derivative instruments consist primarily of futures contracts traded on the New York Mercantile Exchange (“NYMEX”) that are executed and managed by our Merchant Services segment.

The following table sets forth the total average daily throughput for terminals and storage caverns within the Domestic Pipelines & Terminals segment for the periods indicated (volume of bpd in thousands):

	Year Ended December 31,
	2015	2014	2013

Products throughput (1)	1,215.4	1,147.5	985.7
 ____________________________

(1)
Amounts include throughput at the five terminals owned by the Merchant Services segment and operated by the Domestic Pipelines & Terminals segment (as discussed below), as well as two underground propane storage caverns previously reported in our Development & Logistics segment. We have adjusted prior period throughput volumes to conform to current year presentation.

The following table sets forth the number of terminals and storage capacity in barrels by location for terminals reported in the Domestic Pipelines & Terminals segment (barrels in thousands):

Location	Number of Terminals (1)	Storage Capacity (2)
Alabama	2	605
California	3	530
Connecticut	2	1,212
Florida	4	1,951
Iowa	5	1,302
Illinois	8	2,977
Indiana	11	9,439
Kentucky	1	214
Louisiana	1	304
Maine	1	140
Maryland	1	3,232
Massachusetts	2	433
Michigan	14	5,467
Missouri	3	1,767
Nevada	1	50
New Jersey	3	4,903
New York	16	8,450
North Carolina	1	572
Ohio	14	4,003
Pennsylvania	11	2,536
South Carolina	4	2,191
Tennessee	1	328
Virginia	4	1,805
Wisconsin	4	1,228
Total	117	55,639
 ____________________________

(1)
This table includes five terminals in Pennsylvania with aggregate storage capacity of approximately 1 million barrels, which are owned by the Merchant Services segment and operated by the Domestic Pipelines & Terminals segment (as discussed below).

(2)	This table includes approximately 17.0 million barrels of storage capacity with the remaining capacity used for throughput.

Operation and Maintenance and Project Management Services

We provide turn-key operations and maintenance, asset development and construction services for third-party pipeline and energy assets across the United States. We also operate and/or maintain third-party pipelines under agreements with major oil and gas, petrochemical and chemical companies, which are located primarily in Texas and Louisiana, and perform pipeline construction management services, typically for cost plus a fixed fee, for these same customers as well as other energy companies in the United States.

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

Global Marine Terminals Segment

The Global Marine Terminals segment provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading, along with petroleum processing services in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  The segment has seven liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean and the New York Harbor and Corpus Christi, Texas in the United States.

The following table sets forth terminal locations and storage capacity in barrels for terminals reported in the Global Marine Terminals segment (barrels in thousands):

Location	Number of Terminals	Storage Capacity (1)
The Bahamas	1	26,113
Puerto Rico	1	4,624
New York Harbor	3	15,653
St. Lucia	1	10,261
Texas (2)	1	5,981
Total	7	62,632
_____________________________

(1)
This table represents total storage capacity as of December 31, 2015, of which approximately 8.8 million barrels are unavailable for contracting to third parties due to being out of service for maintenance, capital enhancements or used for internal purposes.

(2)	This represents the terminalling facility owned by Buckeye Texas Partners LLC (“Buckeye Texas”), which is 80% owned by us.

BORCO Facility

BORCO owns a terminalling facility located along the Northwest Providence Channel of Grand Bahama Island, which it uses to operate a fully integrated terminalling business, and offers customers storage, blending and ancillary services including, but not limited to, berthing, heating, transshipment, product treating and bunkering.  Ancillary services provided by BORCO facilitate customer activities within the tank farm and at the jetties.

BORCO’s terminalling facility includes more than 80 aboveground storage tanks, which store crude oil, fuel oil and refined petroleum products.  The existing marine infrastructure of BORCO’s terminalling facility consists of three deep-water jetties, which provide six deep-water berths and an inland dock with two berths that serve as the access points to the storage facilities and marine bunkering services.  Certain of these jetties are capable of handling both very large crude carriers and ultra large crude carriers.

We own the 500 acres of property on which the BORCO terminalling facility is located.  BORCO leases 330 acres of seabed on which the deep water jetties are located pursuant to a long-term agreement with The Bahamas government that runs through 2057.  BORCO also leases the land on which the inland dock is located pursuant to a long-term agreement with the Freeport Harbour Company that runs through 2067.

Yabucoa Terminal

The Yabucoa terminal sits on approximately 250 acres in the southeast of Puerto Rico and includes 44 storage tanks, which store gasoline, jet fuel, diesel, fuel oil and crude oil.  The facility provides terminalling services for the handling, blending and distribution of liquid petroleum products within the Puerto Rico market as well as residual fuel oil and petroleum distillate fuel for the local and regional Caribbean markets.  Access to the Yabucoa terminal is provided through one ship dock, which is leased from the Puerto Rico Ports Authority, two barge docks and an eight-bay truck rack.

New York Harbor Terminals

The New York Harbor storage and marine terminals, which consist of our Perth Amboy, Port Reading and Raritan Bay terminals, have the ability to provide a link between our inland pipelines and terminals and our BORCO facility, enabling our customers to take advantage of BORCO’s deep water access and ability to aggregate product.  The Perth Amboy facility sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey — six miles from our Linden, New Jersey complex — and has water, pipeline, rail and truck access.  In 2014, we completed a high capacity pipeline connection between Perth Amboy and our Linden hub.  Furthermore, the Perth Amboy terminal includes 51 storage tanks, a dock, and three operational berths, each with articulated loading arms, allowing both ship and barge berthing.  The Port Reading terminal is located on 211 acres in Port Reading, New Jersey and includes 61 storage tanks, a deep-water dock and five operational berths, allowing for both ship and barge berthing.  In addition, the facility has bi-directional pipeline access, rail unloading capabilities, and a six-bay driver-operated truck loading rack.  The Raritan Bay terminal is located on 62 acres on the Raritan River in Perth Amboy, New Jersey, and includes 30 storage tanks, a barge dock and two operational berths.  The Raritan Bay facility also has bi-directional pipeline access and a six-bay driver-operated truck loading rack.  Additionally, the Port Reading and Raritan Bay terminals are NYMEX delivery locations for both gasoline and ultra low sulfur diesel. The Perth Amboy, Port Reading and Raritan Bay terminals have approximately 4 million, 6 million and 5 million barrels of liquid petroleum products storage capacity, respectively.  These terminals extend Buckeye’s connectivity in New York Harbor by offering diverse storage capabilities that include terminalling services for gasoline, blendstocks, distillate and fuel oil.

St. Lucia Terminal

The St. Lucia terminal sits on approximately 700 acres on Cul de Sac Bay in St. Lucia.  It has over 10 million barrels of crude oil and refined petroleum products storage capacity, has deep-water access capable of berthing very large crude carriers and serves the local market's refined product demand. The facility provides transshipment services for the handling, blending and distribution of crude oil from growing Latin American production to U.S. and global refining centers. Access to the St. Lucia terminal is provided through two ship docks and a truck rack.

Corpus Christi Facilities

In September 2014, we acquired an 80% interest in Buckeye Texas, which owns storage, petroleum processing and marine terminalling facilities that sit on approximately 730 acres along the Corpus Christi Ship Channel in Texas.  The Corpus Christi facilities have five vessel berths, including three deep-water docks, two 25,000 barrels per day condensate splitters, approximately 6.0 million barrels of liquid petroleum products storage capacity, including a refrigerated and compressed LPG storage complex, along with rail and truck loading/unloading capabilities. The platform also comprises three field gathering facilities with associated storage in the Eagle Ford play and pipeline connectivity that allows Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi. These assets form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the processing complex in Corpus Christi.

Merchant Services Segment

The Merchant Services segment is a wholesale distributor of refined petroleum products in the continental United States and in the Caribbean.  We increase the utilization of our existing pipeline and terminalling assets by marketing refined petroleum products in certain areas served by our pipelines and terminals.  The segment’s customers consist principally of product wholesalers and major commercial users of refined petroleum products including gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel and kerosene.  The segment also provides fuel oil supply and distribution services to third parties in the Caribbean.

The Merchant Services segment owns five terminals in Pennsylvania with aggregate storage capacity of approximately 1 million barrels, which are operated by the Domestic Pipelines & Terminals segment.  Each terminal is equipped with multiple storage tanks and automated truck loading equipment that is available 24 hours a day.  We also own the property on which the terminals are located.

The following table sets forth the total gallons of refined petroleum products sold by the Merchant Services segment for the periods indicated (in millions of gallons):

	Year Ended December 31,
	2015	2014	2013
Sales volumes	1,215.0	2,009.0	1,371.5

The Merchant Services segment’s operations are segregated into three categories based on the type of fuel delivered and the delivery method:

•
Wholesale — liquid fuels and propane gas are delivered to distributors and large commercial customers.  These customers take delivery of the products using truck loading equipment at storage facilities;

•
Wholesale Delivered — liquid fuels are delivered to commercial customers, construction companies, school districts and trucking companies through third-party carriers; or via vessel using our marine terminals.

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

Discontinuation of Natural Gas Storage Segment

In December 2013, the Board of Directors of Buckeye GP (“the Board”) approved a plan to divest the natural gas storage facility and related assets that our former subsidiary, Lodi, owned and operated in Northern California.  We refer to this group of assets as our Natural Gas Storage disposal group.  We reported the results of operations as discontinued operations for all periods presented in these financial statements.  In December 2014, we completed the sale of our Natural Gas Storage disposal group for $102.6 million in cash, net of expenses and working capital adjustments of $2.4 million.  We reported the final working capital adjustments as discontinued operations in the first quarter of 2015. For additional information, see Notes 4 and 5 in the Notes to Consolidated Financial Statements.

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

Domestic Pipelines & Terminals Segment

Generally, pipelines are the lowest cost method for long-haul overland movement of liquid petroleum products.  Therefore, the Domestic Pipelines & Terminals segment’s most significant competitors for large volume shipments are other pipelines, some of which are owned or controlled by major integrated oil and gas companies.  Although it is unlikely that a pipeline system comparable in size and scope to the Domestic Pipelines & Terminals segment’s pipeline systems will be built in the foreseeable future, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with the Domestic Pipelines & Terminals segment in particular locations.

The Domestic Pipelines & Terminals segment competes with marine transportation in some areas.  Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year.  Barges are presently a competitive factor for deliveries to and within the New York City area, the Pittsburgh area and locations on the Ohio River, such as Cincinnati, Ohio and locations on the Mississippi River, such as St. Louis, Missouri.  Additionally, the South Portland and Bangor, Maine terminals, and the pipeline connecting these terminals, compete with regional barge-supplied terminals.

Trucks competitively deliver liquid petroleum products in a number of areas that the Domestic Pipelines & Terminals segment serves.  While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for smaller volumes in many local areas.  The availability of truck transportation places a significant competitive constraint on the ability of the Domestic Pipelines & Terminals segment to increase its tariff rates.

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

The production and use of biofuels may be a competitive factor in that, to the extent the usage of biofuels increases, some alternative means of transport that compete with our pipelines may be able to provide transportation services for biofuels that our pipelines cannot because of safety or pipeline integrity issues.  In particular, railroads competitively deliver biofuels to a number of areas and, therefore, are a significant competitor of pipelines with respect to biofuels.  Biofuel usage may also create opportunities for additional pipeline transportation and blending opportunities, if such biofuels can be transported through our pipelines, although that potential cannot be quantified at present.

Distribution of liquid petroleum products depends to a large extent upon the location and capacity of refineries.  Because the Domestic Pipelines & Terminals segment’s business is largely driven by the consumption of fuel in its delivery areas and the Domestic Pipelines & Terminals segment’s pipelines have numerous source points, generally we do not believe that the expansion or shutdown of any particular refinery is likely, in most instances, to have a material effect on the business of the Domestic Pipelines & Terminals segment.  As discussed in “Item 1A, Risk Factors”, however, a significant decline in production at the Wood River refinery, Paulsboro refinery or Lima refinery, or a fundamental change in the primary sources or supply of petroleum products to a region, could materially impact the business of the Domestic Pipelines & Terminals segment.

The Domestic Pipelines & Terminals segment also generally competes with other terminals in the same geographic market.  Many competitive terminals are owned by major integrated oil and gas companies.  These major oil and gas companies may have the opportunity for product exchanges that are not available to the Domestic Pipelines & Terminals segment’s terminals.  While the Domestic Pipelines & Terminals segment’s terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of transporting liquid petroleum products to end-users such as retail gasoline stations.

We also compete with independent pipeline companies, engineering firms, major integrated oil and gas companies and chemical companies to operate and maintain logistic assets for third-party owners.  In addition, in some instances it can be either more cost-effective or strategic for certain companies to operate and maintain their own pipelines as opposed to contracting with the Domestic Pipelines & Terminals segment for such services.  Numerous engineering and construction firms compete with the Domestic Pipelines & Terminals segment for construction management business.

Global Marine Terminals Segment

Our Global Marine Terminals segment primarily competes with other marine terminals in the Caribbean, in New York Harbor and in the Gulf Coast.  Our terminalling facilities on Grand Bahama Island, The Bahamas and St. Lucia face competition from multiple proprietary or third-party terminal operators located elsewhere in the Caribbean region.  However, the geographical locations, deep drafts, storage capacity and ancillary service capabilities of our facilities provide certain advantages to our customers for handling and storing products for export to other locations within the Caribbean, North and South America, Europe, and Asia.  Internal transfer pricing of certain regional facilities and discounted incentive storage and handling rates at independent third-party facilities supported by quasi national oil companies adds competition for handling of remaining product demand in certain areas.

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

Our Perth Amboy, Port Reading, and Raritan Bay facilities, located in the New York Harbor, generally compete with pipelines and terminals owned by major oil and gas companies and major pipeline and terminal operators in the same geographic market as our Domestic Pipelines & Terminals segment (as discussed above).

Our Corpus Christi facility, owned by Buckeye Texas, does not currently compete for customers, as it is almost fully contracted to one customer under long-term take-or-pay arrangements.

Merchant Services Segment

The Merchant Services segment competes with major energy companies, their marketing affiliates and independent gatherers, investment banks that have established trading platforms, master limited partnerships with marketing businesses, and brokers and marketers of widely varying sizes, financial resources and experience.  Some of these competitors have capital resources greater than the Merchant Services segment, and control greater supplies of refined petroleum products.

Customers

For the years ended December 31, 2015, 2014 and 2013, no customer contributed 10% or more of our consolidated revenue.  In the Global Marine Terminals segment, storage revenue represented approximately 77% of BORCO’s total revenue for the year ended December 31, 2015.  Currently, BORCO has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and one national oil company.  For the year ended December 31, 2015, approximately 26% and 61% of BORCO’s storage revenue was derived from the top one and the top three customers, respectively.  We expect BORCO to continue to derive substantially all of its total revenue from a small number of customers in the future.

Seasonality

The Domestic Pipelines & Terminals segment’s mix and volume of products transported and stored tends to vary seasonally.  Declines in demand for heating oil during the summer months are, to a certain extent, offset by increased demand for gasoline and jet fuel.  Overall, this segment’s business has been only moderately seasonal, with somewhat lower than average volumes being transported and stored during March, April and May and somewhat higher than average volumes being transported and stored in November, December and January.

The Merchant Services segment’s mix and volume of product sales tend to vary seasonally, with the fourth and first quarters’ volumes generally being higher than the second and third quarters, primarily due to the increased demand for home heating oil in the winter months.

The Domestic Pipelines & Terminals and Merchant Services segments both benefit from increased sales of heating oil and butane blending activities at our terminals during the winter months.  From mid-September through mid-March, we are able to blend butane into various grades of gasoline.

The Global Marine Terminals segment’s mix and volume of products stored does not vary significantly by season.

Employees

Except as noted below, we are managed and operated by employees of Buckeye Pipe Line Services Company (“Services Company”).  We reimburse Services Company for the cost of providing employee services pursuant to a services agreement.  At December 31, 2015, Services Company had approximately 1,490 employees, approximately 310 of whom were represented by labor unions.  Additionally, at December 31, 2015, certain of our wholly owned subsidiaries had approximately 275 employees, approximately 160 of whom are employed at our BORCO facility.  We have never experienced any work stoppages or other significant labor problems.

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

Rate Regulation

Overview.  BPLC, Wood River, BPL Transportation, Buckeye Linden Pipe Line Company LLC (“Buckeye Linden”) and NORCO operate pipelines subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act, the Energy Policy Act of 1992 and the Department of Energy Organization Act.  FERC regulations require that interstate oil pipeline rates be posted publicly and that these rates be “just and reasonable” and not unduly discriminatory.  FERC regulations also enforce common carrier obligations and specify a uniform system of accounts, among certain other obligations.

The generic oil pipeline regulations issued under the Energy Policy Act of 1992 rely primarily on an index methodology that allows a pipeline to change its rates in accordance with an index that the FERC believes reflects cost changes appropriate for application to pipeline rates.  In December 2015, the FERC amended its regulations to change the index to the Producer Price Index (“PPI”) - finished goods plus 1.23% effective July 1, 2016.

The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation, Buckeye Linden and NORCO, and for certain rates charged by BPLC, and such rates are therefore subject to change annually according to the index. If the index is negative in a future period, we could be required to reduce the rates charged by Wood River, BPL Transportation, Buckeye Linden and NORCO, and certain rates charged by BPLC, if they exceed the new maximum allowable rate.  Shippers may file protests against the application of the index to the rates of an individual pipeline and may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC’s standards.

Under the FERC’s rules, as one alternative to indexed rates, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. BPLC charges market-based rates in its competitive markets and index-based rates in certain of its other markets.

Other types of rate regulation.  Laurel operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission.  Wood River operates a pipeline providing some intrastate services in Illinois, and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

Environmental Regulation

We are subject to federal, state and local laws and regulations relating to the protection of the environment. Although we believe that our operations comply in all material respects with applicable environmental laws and regulations, risks of substantial liabilities are inherent in pipeline, terminalling and processing operations, and we may incur material environmental liabilities in the future. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from our operations, could result in substantial costs and liabilities to us.  See “Item 3, Legal Proceedings.”  The following is a summary of the significant current environmental laws and regulations to which our business operations are subject and for which compliance may require material capital expenditures or have a material adverse impact on our results of operations or financial position.

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

Contamination resulting from spills or releases of liquid petroleum products sometimes occurs in the petroleum pipeline, terminalling and processing industry. Our pipelines cross, and certain facilities are located near, numerous navigable rivers and streams.  Although we believe that we comply in all material respects with the spill prevention, control and countermeasure requirements of federal laws, any spill or other release of petroleum products into navigable waters may result in material costs and liabilities to us.

The Resource Conservation and Recovery Act (“RCRA”), as amended, establishes a comprehensive program of regulation of “hazardous wastes.”  Hazardous waste generators, transporters, and owners or operators of hazardous waste treatment, storage and disposal facilities must comply with regulations designed to ensure detailed tracking, handling and monitoring of these wastes.  RCRA also regulates the disposal of certain non-hazardous wastes.  As a result of these regulations, certain wastes typically generated by pipeline, terminalling and processing operations are considered “hazardous wastes”, “special wastes” or regulated solid waste.  Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.  Changes in any of the RCRA regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” governs the release or threat of release of a “hazardous substance.” Although CERCLA contains a “petroleum exclusion,” that provision generally applies only to unused product not contaminated by contact with other substances, and may exclude product recovered after a release, as well as contact water.  A release of a hazardous substance, whether on or off-site, may subject the generator of that substance or the owner of the property on which the release occurred to joint and several liability under CERCLA for the costs of clean-up and other remedial action.  Pipeline and facility maintenance and other activities in the ordinary course of our business generate “hazardous substances.”  As a result, to the extent a hazardous substance generated by us or our predecessors is released or was released or otherwise disposed of in the past, we may in the future be required to remediate the contaminated property. Governmental authorities such as the Environmental Protection Agency (“EPA”), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal.  In addition to our potential liability as a generator of a “hazardous substance,” to the extent that our property or right-of-way is affected by a release of hazardous substances such that it becomes part of a Superfund and other hazardous waste site, we may be responsible under CERCLA for all or part of the costs required to clean up that site, which could be material.

The Clean Air Act, amended by the Clean Air Act Amendments of 1990 (the “Amendments”), imposes controls on the emission of pollutants into the air.  The Amendments required states to develop facility-wide permitting programs to comply with a wide range of federal air pollution regulatory programs. States also have their own air pollution regulatory programs that impose permitting and control requirements in addition to the federal requirements. EPA has promulgated greenhouse gas (“GHG”) regulations and is otherwise increasing its scrutiny of the oil and gas industry.  It is possible that new or more stringent controls will be imposed on us through these programs which could have a material adverse effect on our maintenance capital expenditures and operating expenses.  In addition, certain states and regions have adopted or are considering various GHG regulations which may require controls separate from or in conjunction with federal programs.

We are also subject to other environmental laws and regulations adopted by the various states, localities and territories in which we operate.  In certain instances, the regulatory standards adopted by the states and/or territories are more stringent than applicable federal laws.  In addition, our BORCO terminal in The Bahamas and our St. Lucia terminal are subject to the environmental regulatory programs applicable in those countries.  While these regulatory programs are today less stringent than in the United States, they have the potential to impose material liabilities on us, particularly in the event of a spill or other release, and if they are made more stringent in the future, we could be required to make significant capital expenditures to meet the new standards.

Pipeline and Terminal Maintenance and Safety Regulation

The pipelines we operate are subject to regulation by the U.S. Department of Transportation (“DOT”) and its agency, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), under the Pipeline Safety Act (“PSA”). The PSA and PHMSA implement regulations to govern the design, installation, testing, construction, operation, replacement and management of pipeline facilities and require any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain plans for inspection and maintenance and to comply with such plans and programs. Among other things, these programs include: integrity management requirements for pipelines located in high consequence areas, operator qualification program requirements, control room management plan, public awareness plan, and drug & alcohol plan requirements. Certain states in which we operate participate in oversight and inspection of intrastate and interstate pipeline facilities through certifications and agreements with PHMSA. For intrastate pipelines located in PHMSA certified states, the State may impose additional or more stringent pipeline safety regulations as long as they are compatible with minimum PHMSA standards.

We believe that we currently comply in all material respects with the pipeline safety laws and regulations. However, the industry, including us, will incur additional pipeline and tank integrity expenditures in the future, and we are likely to incur increased operating costs based on these and other government regulations.

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“PSA 2011”) was signed into law on January 3, 2012. PHMSA has completed certain of the studies and rulemaking mandated by PSA 2011. A number of mandates remain outstanding, however, that will either directly or potentially impact the oil and gas industry. These include studies and rules regarding, among other things, expansion of integrity management requirements, leak detection, automatic and remote shut off valves, incident notification, maximum operating pressure verification, and public awareness. PHMSA proposed rules regarding expansion of integrity management requirements and leak detection to liquid pipelines and incident notification, among other things, which would impact both gas (49 CFR Part 192) and liquid (49 CFR Part 195) regulations. Those rules are not yet final. PSA 2011 was up for reauthorization by Congress in late 2015 but such reauthorization is not yet final.

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

We are covered by site pollution incident legal liability insurance policies with per incident and aggregate limits of $100.0 million, subject to a maximum self-insured retention of $5.0 million.  The policies include coverage for sudden and accidental or gradual releases at our listed sites, and also include a contractor’s pollution coverage endorsement.  The policies insure: (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or disposal.  The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.  The insurance policies expire on May 1, 2017.

In addition to the site pollution incident legal liability insurance policies, we maintain casualty insurance policies that provide coverage for claims involving sudden and accidental releases with aggregate and per occurrence limits of $400 million.  Coverage under the casualty insurance is secondary to the site pollution incident legal liability policies for sudden and accidental releases.  The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.  The insurance policies expire on May 1, 2016.

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

We have written plans for responding to emergencies along our pipeline systems and at our terminalling and processing facilities.  These plans, which describe the organization, responsibilities and actions for responding to emergencies, are reviewed annually and updated as necessary.  Our facilities are designed with product containment structures, and we maintain various additional crude oil containment and recovery equipment that would be deployed in the event of an emergency.  We are a member of ten oil spill cooperatives or mutual aid groups, and we maintain more than 50 contract relationships with United States Coast Guard certified spill response organizations, spill response contractors and remediation management consultants.  In 2013, we contracted with a third-party to provide enterprise-wide emergency spill response services for certain incidents, which includes the strategic staging of response equipment at our BORCO, Yabucoa and St. Lucia terminals.  This service contract provides access to over 100 additional local United States Coast Guard certified spill response organizations.  This further ensures access to spill response equipment (including boom, recovery pumps, response vehicles, response vessels and response trailers), monitoring and sampling equipment, personal protective equipment and technical expertise needed to respond to an emergency event.  We also perform spill response drills to review and exercise the response capabilities of our personnel, contractors and emergency management agencies.  Additionally, we have a Crisis Management Team within our organization to provide strategic direction, ensure availability of company resources and manage communications in the event of an emergency situation.

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

Recent increases in demand for the services we provide in the Caribbean have been driven by increases in crude oil production from Latin America, crude oil movements from South America to Asia, a forward market structure that incentivizes storage, and Latin America demand for clean petroleum products from the United States and Europe.  Changes in these and other global patterns of supply and demand for fuel oil, crude oil and clean petroleum products could affect the demand for the services we provide in the Caribbean and the prices we can charge for those services.

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

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced oil production, reduced supply or demand and increased price competition for our products and services.  In addition, economic conditions could result in a loss of customers in our operating segments because their access to the capital necessary to purchase services we provide is limited.  Our operating results may also be affected by uncertain or changing economic conditions in certain regions of the United States.  If global economic and market conditions (including volatility or sustained weakness in commodity markets) or economic conditions in the United States remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations or cash flows.

A significant decline in production at certain refineries served by certain of our pipelines and terminals, or a fundamental change in the primary source of supply of petroleum products to a region, could materially reduce the volume of liquid petroleum products we transport and adversely impact our operating results.

Refineries that are the primary source of supply of product to our pipelines and terminals could partially or completely shut down their operations, temporarily or permanently, due to factors such as unscheduled maintenance, catastrophes, labor difficulties, environmental proceedings or other litigation, loss of significant downstream customers; or legislation or regulation that adversely impacts the economics of refinery operations.  For example, a significant decline in production at the Wood River refinery, Paulsboro refinery or Lima refinery could negatively impact the financial performance of such assets and adversely affect our business, financial position, results of operations or cash flows.

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

Generally, pipelines are the lowest cost method for long-haul overland movement of liquid petroleum products. Therefore, the most significant competitors for large volume shipments in our Domestic Pipelines & Terminals segment are other existing pipelines, some of which are owned or controlled by major integrated oil and gas companies.  In addition, new pipelines (including pipeline segments that connect with existing pipeline systems) could be built to effectively compete with us in particular locations.

Our Domestic Pipelines & Terminals segment competes with marine transportation in some areas.  Tankers and barges on the Great Lakes account for some of the volume to certain Michigan, Ohio and upstate New York locations during the approximately eight non-winter months of the year.  Barges are presently a competitive factor for deliveries to the New York City area, the Pittsburgh area, Connecticut and locations on the Ohio River such as Cincinnati, Ohio and locations on the Mississippi River, such as St. Louis, Missouri.  Additionally, our South Portland and Bangor, Maine terminals are mainly supplied by overseas ships from Canada and Europe.

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

Privately arranged exchanges of liquid petroleum products between marketers in different locations are another form of competition for our Domestic Pipelines & Terminals segment.  Generally, these exchanges reduce both parties’ costs by eliminating or reducing transportation charges.  In addition, consolidation among refiners and marketers, which has accelerated in recent years, has altered distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

The Domestic Pipelines & Terminals segment also generally competes with other terminals in the same geographic market.  Many competitive terminals are owned by major integrated oil and gas companies.  These major oil and gas companies may have the opportunity for product exchanges that are not available to the Domestic Pipelines & Terminals segment’s terminals.  While the Domestic Pipelines & Terminals segment’s terminal throughput fees are not regulated, they are subject to price competition from competitive terminals and alternate modes of delivering liquid petroleum products to end-users such as retail gasoline stations.

Our Global Marine Terminals segment primarily competes with other marine terminals in the Caribbean, in New York Harbor and in the Gulf Coast.  Many competitive terminals are owned by major energy companies, refiners and master limited partnerships.  Although the Global Marine Terminals segment’s storage fees are not regulated, the segment is subject to price competition from competitive terminals.  Our Global Marine Terminals segment also competes with alternatives to terminal storage of crude oil and refined petroleum products, such as floating storage and lightering, which could reduce demand for our Caribbean terminalling services.

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

We are a holding company and depend entirely on cash flows from our operating subsidiaries to service our debt obligations and pay cash distributions to our unitholders.

We are a holding company with no material operations, and, as a result, our ability to pay distributions to our unitholders and to service our debt obligations is dependent upon the earnings and cash flows of our operating subsidiaries.  If we do not receive distribution of earnings, loans or other payments from our operating subsidiaries, we will not be able to meet our debt service obligations or to make cash distributions to our unitholders.  Among other things, this would adversely affect the market price of our LP Units.  We are currently bound by the terms of our Credit Facility, which prohibit us from making distributions to our unitholders if a default under the Credit Facility exists at the time of the distribution or would result from the distribution.  Approval from the Central Bank of The Bahamas will be required before BORCO can make distributions to us.  Our operating subsidiaries may from time to time incur additional indebtedness under agreements that contain restrictions which could further limit each operating subsidiary’s ability to make distributions to us.

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

We perform a certain level of diligence in connection with our acquisitions and attempt to ascertain the extent of liabilities that might be associated with an acquired facility, but there may be unknown and contingent liabilities related to our acquisitions of which we are unaware.

If a significant release or event occurred in the past at any of our acquired assets and we are responsible for all or a significant portion of the liability associated with such release or event, it could adversely affect our business, financial position, results of operations and cash flows.  We could be liable for unknown obligations relating to any of our acquired assets, for which indemnification or insurance is not available, which could materially adversely affect our business, financial condition, results of operations or cash flow.

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

Potential future acquisitions and organic growth projects, if any, may affect our business by substantially increasing the level of our indebtedness and contingent liabilities and increasing the risks of our being unable to effectively complete and integrate these new operations.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses.  If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We also routinely execute organic growth projects that complement our existing assets. Our decisions regarding new organic growth projects rely on numerous estimates, including predictions of future demand for our services, future supply shifts, crude oil and refined products production estimates, commodity price environments, economic conditions and potential changes in the financial condition of our customers. Our predictions of such factors could cause us to forego certain investments or to lose opportunities to competitors who make investments based on more aggressive predictions. Acquisitions and organic growth projects, including the integration of assets into our existing businesses, may require substantial capital.

Acquisitions and organic growth projects involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns.  Further, we may experience unanticipated delays in realizing the benefits of an acquisition or project or we may be unable to integrate certain assets to the extent such assets relate to a business for which we have no or limited experience.  Our failure to properly assess the levels of capital or time required to acquire or build and integrate these assets, or our failure to accurately predict the returns from these assets could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

Limited access to the debt and equity markets could adversely affect our business.

Our ability to acquire assets or businesses or make other growth capital investments depends on whether we can access adequate financing. Changes in the debt and equity markets, including market disruptions, limited liquidity, and interest rate volatility, may limit our access to the capital markets, increase the cost of financing and adversely impact our ability to refinance maturing debt. Instability in the financial markets may increase our cost of capital while reducing the availability of funds, affecting our ability to raise capital. If access to the debt and equity markets were limited or not available, our ability to grow our business through acquisitions or other capital investments could be restricted, and it is not certain if other adequate financing options would be available to us on terms and conditions that are acceptable.  Any disruption could require us to take additional measures to conserve cash until the markets stabilize or until we can arrange alternative credit arrangements or other funding for our business needs.  Such measures could include reducing or delaying investment activities, reducing our operating expenses, limiting our distributions or reducing other uses of cash. Under such circumstances, we may be unable to execute our growth strategy or take advantage of other business opportunities, which could negatively impact our business.

Our rate structures are subject to regulation and change by FERC; required changes could be adverse.

BPLC, Wood River, BPL Transportation, Buckeye Linden and NORCO are interstate common carriers regulated by FERC under the Interstate Commerce Act, the Energy Policy Act of 1992 and the Department of Energy Organization Act.  FERC’s primary ratemaking methodology is indexing rates for inflation.  Where circumstances justify it, FERC permits pipelines to use one of three alternatives to index-based rates: market-based, cost-based, or settlement-based rates. A pipeline is allowed to charge (1) market-based rates if the pipeline establishes that it does not possess significant market power in a particular market, (2) cost-based rates if the pipeline establishes that its costs substantially exceed its indexed rates, and (3) settlement-based rates if the rates are agreed by all shippers receiving a service.

The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation, Buckeye Linden and NORCO, and for certain rates charged by BPLC.  In December 2015, FERC amended its regulations to change the index to the Producer Price Index (“PPI”) — finished goods plus 1.23% effective July 1, 2016.  If the index were to be negative, we could be required to reduce the rates charged by Wood River, BPL Transportation, Buckeye Linden and NORCO, and certain rates charged by BPLC, if they exceed the new maximum allowable rate.  In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus potentially hampering our ability to recover our costs by relying on the index.  Where circumstances justify it, FERC permits pipelines to use one of three alternatives to indexing—pipelines may seek to use market-based, cost-based, or settlement-based rates.

In addition to the risks described above, at any time shippers on any of our FERC-regulated pipelines have the right to challenge the application of the index to a pipeline’s rates or the underlying rates themselves as being unjust and unreasonable, subject to the FERC’s cost-of-service standards or that market-based authority is no longer justified because we possess significant market power in a particular market.  Such shipper challenges may seek adjustments to our rates prospectively and, subject to limitations, for certain past periods.  If a significant shipper challenge were to result in an outcome that is unfavorable to us, our business, financial condition, results of operations and/or cash flows could be adversely impacted.

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

While most of the currently effective regulations have not had a material effect on our operations, expansions of the existing regulations or any future laws or regulations that may be adopted to address GHG emissions could require us to incur additional costs to reduce emissions of GHG associated with our operations. The effect on our operations could include increased costs to operate and maintain our facilities, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates we charge, such recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final regulations. In addition, laws or regulations regarding fuel economy, air quality or GHG gas emissions (for motor vehicles or otherwise) could include efficiency requirements or other methods of curbing carbon emissions that could adversely affect demand for the liquid petroleum products and other hydrocarbon products that we transport, store or otherwise handle in connection with our business. A significant decrease in demand for petroleum products would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our pipeline operations are subject to regulation by the DOT and by some of the states in which we do business.  Certain states, particularly California, have been reviewing pipeline safety regulations and increasing inspections and audits.  These regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas or commercially navigable waterways.  In response to these regulations, we conduct pipeline integrity tests on an ongoing and regular basis.  Depending on the results of these integrity tests, we could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.  In addition, any new regulations that are the result of PSA 2011 or any subsequent PSA reauthorization laws or new DOT pipeline safety regulations may affect our operations.

Our BORCO and St. Lucia operations may be adversely affected by economic, political and regulatory developments.

BORCO’s terminalling facility and the St. Lucia terminal are located in The Bahamas and St. Lucia, respectively.  As a result, we are exposed to the risks of international operations, including political, economic and regulatory developments and changes in laws or policies affecting our terminalling operations, as well as changes in the policies of the United States affecting trade, taxation and investment in other countries.  Any such developments or changes could have a material adverse effect on our business, results of operations and cash flow.

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

We may not be able to fully implement or capitalize upon planned organic growth projects.

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

•
A depressed crude oil price environment may make it more difficult for producers and other customers to commit to long-term contracts that provide commercial support for certain organic growth projects.

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

As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved. In turn, this could negatively impact our cash flow and our ability to make or increase cash distributions to our unitholders.

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

Storage revenue represented 77% of BORCO’s total revenue for the year ended December 31, 2015. Currently, BORCO has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and one national oil company.  For the year ended December 31, 2015, 26% and 61% of BORCO’s storage revenue was derived from the top one and the top three customers, in the aggregate, respectively.  We expect BORCO to continue to derive substantially all of its total revenue from a small number of customers in the future.  BORCO may be unsuccessful in renewing its storage contracts with its customers, and those customers may discontinue or reduce contracted storage from BORCO.  If any of BORCO’s customers, in particular its top three customers, significantly reduces its contracted storage with BORCO and if BORCO is unable to find other storage customers on terms substantially similar to the terms under BORCO’s existing storage contracts, our business, results of operations and cash flow could be adversely affected.

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

Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.  Cyber security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to, or otherwise disrupt, our pipeline control systems, attempts to gain unauthorized access to proprietary information, and other electronic security breaches that could lead to disruptions in critical systems, including our pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, business interruptions, and loss of business or potential liability.

During 2007, the Department of Homeland Security promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to regulate the security of facilities that handle certain chemicals.  We have submitted to the Department of Homeland Security certain required information concerning our facilities in compliance with CFATS and, as a result, several of our facilities have been determined to be initially tiered as “high risk” by the Department of Homeland Security.  Due to this determination, we are required to prepare a security vulnerability assessment and, in certain locations, develop and implement site security plans required by CFATS.  The Department of Homeland Security began a concerted effort to enforce and further define the CFATS program in 2013, which we expect to continue.  At this time, we do not believe that compliance with CFATS will have a material effect on our business, financial condition, results of operations or cash flows.

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

We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  Our compliance programs and internal control policies and procedures may not always protect us from reckless or negligent acts committed by our employees or agents.  Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations.

Derivative reform mandated by the Dodd-Frank Act and rules and regulations under the Dodd-Frank Act may have an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010.  Among other things, the Dodd-Frank Act mandated significant changes to the over-the-counter derivative market and requires the Commodities Futures Trading Commission and the SEC and other regulators to promulgate rules and regulations establishing federal oversight and regulation of the over-the-counter derivative market.  Although as of December 31, 2015, the rules and regulations under the Dodd-Frank Act have not had an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business, such rules and regulations in the future may have an adverse effect on our ability to do so.

The rulemaking process under the Dodd-Frank Act has not been completed, so it is not possible at this time to determine the full effect that the Dodd-Frank Act will have on our ability to continue to use the derivative products we currently utilize.  The rules and regulations under the Dodd-Frank Act may increase the costs of certain derivative products as a result of the imposition of capital, margin, clearing and exchange-trading requirements either on us or on our counterparties.  Any requirement to post more collateral to our counterparties in excess of what we currently post to collateralize our obligations may have a negative impact upon our liquidity.  Position limits may be imposed upon certain derivative transactions, which may further restrict our ability to utilize these products.  The effects of the rules and regulations under the Dodd-Frank Act may also reduce our ability to monetize or restructure our existing derivative contracts.  If, as a result of the Dodd-Frank Act and the rules and regulations promulgated thereunder, we reduce our use of certain derivatives, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or increase our distributions.  Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Our business is exposed to customer credit risk, and we may not be able to fully protect ourselves against such risk.

Our businesses are subject to the risks of nonpayment and nonperformance by our customers.  We have in the past and expect to continue to undertake capital expenditures based on commitments, including take-or-pay commitments, from customers upon which we expect to realize a return. Nonperformance by our customers of those commitments or termination of those commitments resulting from our inability to timely meet our obligations could result in substantial losses to us. In addition, some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties.  Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes collateral, such as letters of credit, prepayments, liens on customer assets and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our financial condition and results of operations.

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

We follow risk management practices that are designed to minimize commodity price risk, credit risk and operational risk.  These practices and policies cannot, however, eliminate all price and price-related risks.  Additionally, noncompliance with such practices and policies by our employees or agents may create additional risk.  We cannot make any assurances that we will detect and prevent all violations of our risk management practices and policies, particularly if deception or other intentional misconduct is involved. Any violations of these practices or policies by our employees or agents could result in significant financial losses.

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

Our partnership agreement allows us to issue additional units and certain other equity securities without unitholder approval.  There is no limit on the total number of units and other equity securities we may issue.  We regularly issue additional units, through our at-the-market offering program and otherwise, and when we issue additional units or other equity securities, the proportionate partnership interest of our existing unitholders will decrease.  The issuance could negatively affect the amount of cash distributed to unitholders and the market price of the units.  Issuance of additional units will also diminish the relative voting strength of the previously outstanding LP Units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our LP Units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2017 recommended that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, such proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the Internal Revenue Service, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.

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

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our LP Units, and the costs of any such contest would reduce cash available for distribution to you. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation, applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue a revised Schedule K-1 to each of our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale, and our cash available for distribution would not increase.  Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

Tax gain or loss on disposition of our LP Units could be more or less than expected.

If you sell your LP Units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those LP Units.  Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your LP Units, the amount, if any, of such prior excess distributions with respect to the LP Units you sell will, in effect, become taxable income to you if you sell such LP Units at a price greater than your tax basis in those LP Units, even if the price you receive is less than your original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing a gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture.  In addition, because your amount realized includes your share of our nonrecourse liabilities, if you sell your LP Units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.  Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year.  In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our LP Units each month based upon the ownership of our LP Units on the first day of each month, instead of on the basis of the date a particular LP Unit is transferred.  The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

We are managed primarily from two leased commercial business offices located in Breinigsville, Pennsylvania and Houston, Texas that are approximately 75,000 and 73,000 square feet in size, respectively.

In general, our pipelines are located on land owned by others pursuant to rights granted under easements, leases, licenses and permits from railroads, utilities, governmental entities and private parties.  Like other pipelines, certain of our rights are revocable at the election of the grantor or are subject to renewal at various intervals, and some require periodic payments.  We have not experienced any revocations or lapses of such rights which were material to our business or operations, and we have no reason to expect any such revocation or lapse in the foreseeable future. Most delivery points, gathering, pumping stations and terminalling facilities are located on land that we own.

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in the second half of 2014. The first occurred on August 5, 2014, when a vessel allided with our terminal’s “Ship Dock.” We immediately “arrested” the vessel and commenced litigation against its owner. Security for our claim was provided by the vessel owner’s insurers, in the amount of $19.0 million, reserving all of their defenses. The vessel owners soon stipulated to liability, so the only issue in dispute is the amount of Buckeye’s damages, which is now the subject of discovery. Reconstruction of the Ship Dock was completed in July 2015 and service has since resumed. The aggregate cost to reconstruct the dock was approximately $8.0 million. The second incident occurred on October 5, 2014, when a tug and barge struck and damaged the Pennsauken terminal’s “Barge Dock.” The tug and barge owners have commenced proceedings to limit their liability to $1.0 million and $5.0 million, respectively. We have filed claims in the limitation proceedings for the reconstruction of the Barge Dock and response costs, together amounting to approximately $7.0 million. We have suffered and continue to suffer loss-of-use damages as a result of the above allisions, as the two incidents together impacted the ability of vessels of a certain size and/or carrying certain products to call at the terminal. In order to mitigate these business losses, we made modifications to two other berths at a cost of $1.4 million. Recovery for both the mitigation costs and business losses is being sought jointly from all of the respective responsible parties. We are insured for loss of use, subject to a 30 day deductible. Our insurers have been involved in the recovery efforts. In 2015, we received insurance recoveries of $5.1 million related to the loss of use of our terminal, which we have recognized within “Transportation, storage and other services” in our consolidated statement of operations.

 BORCO Jetty.  On May 25, 2012, a ship, Cape Bari, allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5.0 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in New York, New York, and arbitration has commenced.

The vessel owner has claimed that it is entitled to limit its liability to $17.0 million, but we are contesting the right of the vessel owner to such limitation.  The Bahamas court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel owner appealed, and The Bahamas Court of Appeals reversed, holding that the vessel owner may limit its liability.  Our application for leave to appeal the Court of Appeals’ decision to the Privy Council was granted, the hearing occurred on February 23, 2016 and we await that decision.  We can express no view on whether The Bahamas Court of Appeals decision ultimately will be affirmed or reversed.

We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs and reconstruction of the damaged sections are complete.

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been $23.0 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of December 31, 2015, we had a $6.4 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing claims for reimbursement of the deductible and other third-party expenses.  Additionally, we have received insurance reimbursements of $16.0 million, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  Our insurers have paid most of the claim and are now parties in The Bahamas litigation.  As of December 31, 2015, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel owner filed a third-party complaint against BORCO and a BORCO subsidiary, Borco Towing Company Limited, alleging negligence by the pilots and tugs that assisted the Cape Bari berthing.  We have investigated these allegations and believe that we have defenses and intend to defend ourselves and pursue our claims against the vessel owner. BORCO and Borco Towing Company Limited are insured for the alleged liability, subject to an applicable deductible, and the liability insurers are participating in the defense.  The main proceeding and third-party actions have been consolidated and are expected to go to trial in May 2016.

Buckeye Texas Partners Contractor Dispute. Buckeye Texas Processing LLC, a wholly owned subsidiary of Buckeye Texas, is party to a contract with Ventech Engineers USA, LLC (“Ventech”). The contract required Ventech to design, supply, fabricate, and install two condensate splitters in Corpus Christi, Texas (the “Splitter Project”). Ventech’s primary subcontractor on the Splitter Project was Bay, Ltd. (“Bay”). Certain disputes arose on the Splitter Project relating to payment, delays, cost overruns, defective work, and other issues. On October 14, 2015, Bay filed a lawsuit in Harris County District Court against us and Ventech, claiming breach of contract, fraud, and other causes of action primarily premised on alleged non-payment of amounts due on the Splitter Project. We also believe that, if the matter is not resolved, Ventech may claim that it is also owed additional money for its work on the Splitter Project. We disagree with assertions that we owe Ventech and Bay additional amounts and, if resolution cannot be reached, we intend to pursue claims against Ventech and Bay relating to the delays, cost overruns, defective work, and other issues on the Splitter Project. In addition, Ventech provided a bond on the Splitter Project that may help to satisfy some of our losses. Our damages may exceed the damages claimed by Ventech and Bay. The parties have agreed to mediate to seek to resolve the disputes between them, and settlement discussions are ongoing.

FERC Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against BPLC New York City Jet Fuel Rates. On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports. The complaint was not directed at BPLC’s rates for service to other destinations and did not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries. The complaint challenges these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act. On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge. On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 1, 2014 when the FERC settlement judge reported that the parties had been unable to reach a settlement. As a result, the matter proceeded to hearing, which was concluded on April 1, 2015. As a result of developments in ongoing settlement talks regarding Dkt. Nos. OR12-28-000, OR13-3-000 (discussed below) and OR 14-41-000 (discussed below), we recorded an accrual and a corresponding reduction in revenue in the amount of $40.0 million in the year ended December 31, 2014 in our Domestic Pipelines & Terminals segment.

In parallel with the hearing in the OR12-28-000 proceeding, BPLC and the airlines continued to pursue settlement. On June 19, 2015, BPLC and the airlines submitted an Offer of Settlement at the FERC (the “Settlement”) to resolve the complaints in Dkt. Nos. OR12-28-000, et al. and OR14-41-000, as well as BPLC’s application in Dkt. No. OR13-3-000. Under the terms of the Settlement, BPLC agreed to reduce its jet fuel rates prospectively, to make settlement payments to the airlines, to install facilities to increase the flexibility and capacity of its system in shipping jet fuel to John F. Kennedy International Airport, and to resolve its application in Dkt. No. OR13-3-000 as described further below. As a result of submission of the Settlement, we recorded an additional accrual and corresponding reduction in revenue in the amount of $15.2 million during the year ended December 31, 2015 in our Domestic Pipelines & Terminals segment, which, together with the previously recorded $40.0 million reduction in revenue, represented anticipated settlement payments and other expenses associated with the Settlement. On September 29, 2015, the FERC approved the Settlement without modification. On October 1, 2015, BPLC filed a tariff to implement the terms of the Settlement, including the agreed-upon reductions in jet fuel rates effective November 1, 2015 (the “Settlement Tariff”) in Dkt. No. IS16-7-000. On October 16, 2015, a jet fuel marketer and three airlines not parties to the Settlement protested the tariff, alleging that certain provisions of an incentive rate program provided for in the Settlement are unduly discriminatory (the “Protest”). On October 30, 2015, the FERC rejected the Protest on the merits and accepted the Settlement Tariff, permitting the reduced rates to go into effect on November 1, 2015. On October 29, 2015, the same jet fuel marketer and airlines sought late intervention and rehearing at the FERC to challenge FERC’s approval of the Settlement alleging, on a basis similar to the Protest, that certain provisions of the Settlement’s incentive rate program are unduly discriminatory. BPLC and the settling airlines responded that the Protest’s claims were invalid and untimely. On December 2, 2015, the FERC denied the late intervention request, which had the effect of barring the rehearing request. During the quarter ended December 31, 2015, we made payments of $52.8 million related to the Settlement.

FERC Docket No. OR14-41-000 — American Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 17, 2014, a complaint was filed with FERC by American Airlines raising claims similar to the Dkt. No. OR12-28-000 complaint (see above). As noted above, the Settlement to resolve this complaint was approved by the FERC on September 29, 2015.

FERC Docket No. OR13-3-000 — BPLC’s Market-Based Rate Application. On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, BPLC sought to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports.  On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection. Following further pleadings, on February 28, 2013, FERC set the Application for hearing but held the hearing in abeyance and set the dispute for settlement procedures before a settlement judge.  After unsuccessful settlement talks, litigation as to the Application proceeded separately from the complaint proceeding. Prior to the hearing, the airlines and BPLC reached an agreement in principle, and as noted above, submitted an Offer of Settlement to the FERC to resolve the airlines’ objections to the Application. Under the terms of the Settlement, BPLC agreed, inter alia, to withdraw the portions of the Application addressing transportation of jet fuel within the New York City market, including transportation of jet fuel to the three airports, while remaining free to pursue market-based rates for transportation of other refined petroleum products to other destinations within the New York City market. As noted above, the Settlement was approved by the FERC on September 29, 2015, and on October 5, 2015, BPLC filed a notice withdrawing the Application except as to the transportation of other refined petroleum products from Linden, New Jersey to Inwood and Long Island City, New York. On February 11, 2016, BPLC submitted a joint motion with  the support of FERC Trial Staff requesting that FERC waive the issuance of an initial decision, and instead issue an order addressing the revised application of BPLC, based on evidence submitted by Commission Trial Staff and BPLC, both of whose additional evidence found that BPLC lacked significant market power over the transportation of other refined petroleum products from Linden, New Jersey to Inwood and Long Island City, New York.  FERC has not yet issued an order in response to the filing submitted on February 11, 2016.

Environmental Proceedings

On January 19, 2016, Buckeye received a letter from the Environmental Enforcement Section of the Department of Justice discussing a possible consent decree in connection with pipeline releases of West Shore that occurred on December 14, 2010 near Lockport, Illinois and on August 27, 2012 near Palos Park, Illinois. The letter proposes a civil penalty of $2.3 million. Buckeye, as operator of West Shore, intends to seek a reduction in the amount of the proposed penalty in 2016. Buckeye is entitled to certain indemnifications by West Shore pursuant to an agreement between BPLC and West Shore, which we believe would result in West Shore indemnifying us for any penalties.

On December 16, 2015, PHMSA issued to Buckeye a notice of probable violation (NOPV 1-2015-2021) relating to a July 2013 inspection of the Malvern, Booth and Macungie area pipelines. The NOPV includes 5 probable violations related to Buckeye’s Corrosion Control program inspections and implementation. Four of the five violations included proposed civil penalties totaling $0.3 million. Buckeye is currently reviewing the alleged violations.

In December 2014, Buckeye received a penalty from the Indiana Department of Environmental Management (“IDEM”) primarily in connection with air emissions control device operations outside of the parameters of the permit at our terminal in Hammond, Indiana. IDEM issued a final agreed order, and Buckeye paid $0.2 million in connection therewith in October 2015.

In November 2014, Buckeye received a notice of probable violation from the PHMSA in connection with certain recordkeeping and procedural issues related to our assets in the Linden, New Jersey area. Buckeye responded contesting certain of the violations and requesting a reduced penalty. PHMSA granted a slight penalty reduction, and in December 2015, Buckeye paid a penalty of approximately $0.2 million.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.                     Market for the Registrant’s Units, Related Unitholder Matters, and Issuer Purchases of Units

Our LP Units are listed and traded on the NYSE under the symbol “BPL.”  The high and low sales prices of our LP Units during the years ended December 31, 2015 and 2014, as reported in the NYSE Composite Transactions, were as follows:

	2015		2014
Quarter	High	Low	High	Low
First	$78.30	$69.52	$75.83	$69.19
Second	82.98	73.93	83.72	74.50
Third	76.56	52.91	84.91	75.26
Fourth	72.43	52.04	85.14	63.77

The following graph compares the total unitholder return performance of our LP Units with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP Index.  The Alerian MLP Index is a composite of the 50 most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class.  The graph assumes that $100 was invested in our LP Units and each comparison index beginning on December 31, 2010 and that all distributions or dividends were reinvested on a quarterly basis.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Buckeye Partners, L.P.	$100.00	$102.05	$77.67	$130.96	$147.76	$137.31
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Alerian MLP Index	100.00	113.88	119.34	152.26	159.57	107.57

We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we estimate our number of beneficial unitholders to be approximately 142,000 at December 31, 2015.

Cash distributions paid to unitholders for the periods indicated were as follows:

		Amount Per
Record Date	Payment Date	LP Unit
February 19, 2013	February 28, 2013	$1.0375
May 16, 2013	May 31, 2013	$1.0500
August 12, 2013	August 20, 2013	$1.0625
November 12, 2013	November 19, 2013	$1.0750

February 18, 2014	February 25, 2014	$1.0875
May 12, 2014	May 19, 2014	$1.1000
August 18, 2014	August 25, 2014	$1.1125
November 18, 2014	November 25, 2014	$1.1250

February 17, 2015	February 24, 2015	$1.1375
May 11, 2015	May 18, 2015	$1.1500
August 10, 2015	August 17, 2015	$1.1625
November 9, 2015	November 17, 2015	$1.1750

On February 12, 2016, we announced a quarterly distribution of $1.1875 per LP Unit that will be paid on March 1, 2016, to unitholders of record on February 23, 2016.  Based on the LP Units outstanding as of December 31, 2015, cash distributed to unitholders on March 1, 2016 will total $154.4 million.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.                     Selected Financial Data

The following tables present our selected consolidated financial data from our audited consolidated financial statements for the periods and at the dates indicated.  The tables should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report (in thousands, except per unit amounts):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Revenue (1)	$3,453,434	$6,620,247	$5,054,101	$4,285,903	$4,693,620
Operating income (1) (2)	604,116	495,347	478,041	344,536	365,845
Income from continuing operations (1) (2)	438,391	334,498	351,599	235,879	291,827
Earnings per unit - diluted from continuing operations	$3.41	$2.78	$3.23	$2.37	$3.15
Cash distributions per LP Unit - declared	$4.68	$4.48	$4.28	$4.15	$4.08

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets (3) (4)	$8,369,281	$8,065,720	$6,988,024	$5,972,910	$5,560,717
Long-term debt (4)	3,732,824	3,368,618	3,075,172	2,727,145	2,383,915
Total Buckeye Partners, L.P. capital	3,735,389	3,702,628	3,065,665	2,372,313	2,303,169
____________________________

(1)
The decrease in revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily related to a decrease in sales volume and a decline of refined petroleum products prices in our Merchant Services segment. The decrease in sales volume was primarily related to more effective supply management. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(2)	During 2012, we recorded a $60.0 million asset impairment in our Domestic Pipelines & Terminals segment (see Note 5 in the Notes to the Consolidated Financial Statements).

(3)
Includes $181.7 million of assets held for sale as of December 31, 2013 relating to the Natural Gas Storage disposal group sold in December 2014. See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

(4)
Certain reclassifications of debt issuance costs have been made to prior year amounts to conform to current year presentation. In connection with the retrospective application of new accounting guidance for debt issuance costs (see Note 2 in the Notes to Consolidated Financial Statements for further discussion), we reclassified $20.4 million, $17.5 million, $8.1 million and $9.7 million of debt issuance costs originally included in “Other non-current assets” as of each respective year ending December 31, 2014 through 2011 to “Long-term debt” as a direct deduction from the carrying amount of debt liability, consistent with debt discounts.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report.

Business Overview

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs. Our flagship marine terminal in The Bahamas, BORCO, is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our recent expansion into the Gulf Coast has added another regional hub with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

In December 2015, we realigned our reportable segments into three reportable segments as a result of changes in our organizational structure and renamed one of our reportable segments. Our three reportable segments are: Domestic Pipelines & Terminals (formerly known as Pipelines & Terminals), Global Marine Terminals and Merchant Services. We merged our previously reported Development & Logistics segment into the Domestic Pipelines & Terminals segment. See Note 25 in the Notes to Consolidated Financial Statements for a more detailed discussion of our business segments. We have adjusted our prior period segment information to conform to current year presentation.

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

Overview of Operating Results

Net income attributable to our unitholders was $437.2 million for the year ended December 31, 2015, which was an increase of $164.3 million, or 60.2%, from $273.0 million for the corresponding period in 2014.  Operating income was $604.1 million for the year ended December 31, 2015, which is an increase of $108.8 million, or 22.0%, from $495.3 million the corresponding period in 2014.  Our operating income results for the year ended December 31, 2015 include year-over-year improvement in each of our three segments despite mixed business conditions in a declining price environment.

Our Global Marine Terminals segment benefited from continued improvement in capacity utilization and higher rates on contract renewals. Our continued efforts to provide new service offerings and enhance our marine asset portfolio capabilities resulted in strong demand for our services. Internal growth capital investments also yielded additional capacity that our commercial teams were able to successfully contract. The development of structure in the crude oil and refined petroleum products markets additionally assisted in the year-over-year success in this segment. Our interest in Buckeye Texas acquired in September 2014 was also a key driver for the increase over prior year. In the fourth quarter of 2015, we completed the commissioning and start-up of our condensate splitters and liquid petroleum gas refrigerated storage, which are in service under long-term agreements with Trafigura Trading LLC (“Trafigura”). These increases in net income were partially offset by an increase in depreciation and amortization expense due to the Buckeye Texas assets.

Our Merchant Services segment benefited from the elimination of certain commercial strategies from 2014 and more effective supply management. In 2015, the contribution from rack sales was lower as a result of competition from local refineries and our focused efforts to reduce volumes due to our improved inventory management process. This segment continues to drive increased utilization of our pipeline and terminal assets.

Our Domestic Pipelines & Terminals segment benefited from higher terminalling throughput volumes, particularly in refined petroleum products, and higher storage revenue from new contracts. Our investment in organic growth capital projects continues to drive customer activity to our terminals as we have enhanced our service offerings across our system. In 2015, pipeline transportation revenues increased year-over-year as a result of higher gasoline and jet fuel volumes, as well as the lower FERC litigation accruals recorded as a reduction of revenue. These increases were partially offset by lower product recoveries from our terminalling throughput activities, a decrease in average pipeline tariff rates, lower butane blending margins and increased operating expenses.

See the “Results of Operations” section below for further discussion and analysis of our operating segments.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2015	2014	2013

Revenue	$3,453,434	$6,620,247	$5,054,101
Costs and expenses	2,849,318	6,124,900	4,576,060
Operating income	604,116	495,347	478,041
Earnings from equity investments	6,381	11,265	5,243
Interest and debt expense	(171,330)	(171,235)	(130,920)
Other income (expense)	98	(428)	295
Income from continuing operations before taxes	439,265	334,949	352,659
Income tax expense	(874)	(451)	(1,060)
Income from continuing operations	438,391	334,498	351,599
Loss from discontinued operations (1)	(857)	(59,641)	(187,174)
Net income	437,534	274,857	164,425
Less: Net income attributable to noncontrolling interests	(311)	(1,903)	(4,152)
Net income attributable to Buckeye Partners, L.P.	$437,223	$272,954	$160,273
Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.
Continuing operations	$3.41	$2.78	$3.23
Discontinued operations	$(0.01)	$(0.50)	$(1.74)
_____________________________

(1)	Represents loss from the operations of our Natural Gas Storage disposal group. See Note 4 in the Notes to Consolidated Financial Statements for more information.

Non-GAAP Financial Measures

Adjusted EBITDA is the primary measure used by our senior management, including our Chief Executive Officer, to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  Distributable cash flow is another measure used by our senior management to provide a clearer picture of cash available for distribution to our unitholders.  Adjusted EBITDA and distributable cash flow eliminate: (i) non-cash expenses, including but not limited to, depreciation and amortization expense resulting from the significant capital investments we make in our businesses and from intangible assets recognized in business combinations; (ii) charges for obligations expected to be settled with the issuance of equity instruments; and (iii) items that are not indicative of our core operating performance results and business outlook.

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable financial measure under generally accepted accounting principles (“GAAP”), to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA from continuing operations:
Domestic Pipelines & Terminals	$522,196	$532,071	$486,458
Global Marine Terminals	323,840	239,556	149,740
Merchant Services	22,026	(8,059)	12,616
Adjusted EBITDA from continuing operations	$868,062	$763,568	$648,814

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations and Distributable cash flow:
Income from continuing operations	$438,391	$334,498	$351,599
Less: Net income attributable to noncontrolling interests	(311)	(1,903)	(4,152)
Income from continuing operations attributable to Buckeye Partners, L.P.	438,080	332,595	347,447
Add: Interest and debt expense	171,330	171,235	130,920
Income tax expense	874	451	1,060
Depreciation and amortization (1)	221,278	196,443	147,591
Non-cash unit-based compensation expense	29,215	20,867	21,013
Acquisition and transition expense (2)	3,127	13,048	11,806
Litigation contingency accrual (3)	15,229	40,000	—
Less: Amortization of unfavorable storage contracts (4)	(11,071)	(11,071)	(11,023)
Adjusted EBITDA from continuing operations	868,062	763,568	648,814
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(154,469)	(156,728)	(122,471)
Income tax expense, excluding non-cash taxes	(1,536)	(675)	(717)
Maintenance capital expenditures (5)	(99,617)	(79,388)	(71,476)
Distributable cash flow from continuing operations	$612,440	$526,777	$454,150
____________________________

(1)	Includes 100% of the depreciation and amortization expense of $49.3 million and $12.3 million for Buckeye Texas for the years ended December 31, 2015 and 2014, respectively.

(2)
Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of the acquired assets that are non-recurring in nature.

(3)	Represents reductions in revenue related to settlement of a FERC proceeding. See Note 6 in the Notes to Consolidated Financial Statements for further discussion.

(4)	Represents the amortization of the negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

(5)	Represents expenditures that maintain the operating, safety and/or earnings capacity of our existing assets.

The following table presents product volumes and average tariff rates for the Domestic Pipelines & Terminals segment in barrels per day (“bpd”), percent of capacity utilization for the Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Year Ended December 31,
	2015	2014	2013

Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	735.9	702.8	717.8
Jet fuel	358.9	336.0	334.4
Middle distillates (1)	337.4	354.9	345.7
Other products (2)	28.5	36.6	28.5
Total pipelines throughput	1,460.7	1,430.3	1,426.4
Terminals:
Products throughput (3)	1,215.4	1,147.5	985.7

Pipeline Average Tariff (cents/bbl)	83.7	85.2	82.2

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	96%	85%	92%

Merchant Services (in millions of gallons):
Sales volumes	1,215.0	2,009.0	1,371.5
_____________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes LPG, intermediate petroleum products and crude oil.

(3)
Includes throughput of two underground propane storage caverns previously reported in our Development & Logistics segment. We have adjusted our prior period throughput volumes to conform to current year presentation.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 85%, 74% and 88% for the years ended December 31, 2015, 2014 and 2013, respectively.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated

Adjusted EBITDA was $868.1 million for the year ended December 31, 2015, which is an increase of $104.5 million, or 13.7%, from $763.6 million for the corresponding period in 2014.  The increase in Adjusted EBITDA was primarily related to increased storage revenue due to higher storage utilization and rates at our terminalling facilities and positive contributions from the Buckeye Texas assets in our Global Marine Terminals segment and elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment. The increase in Adjusted EBITDA was partially offset by a decrease in revenue related to settlements and butane blending margins in our Domestic Pipelines & Terminals segment. Settlement revenues decreased in our Domestic Pipelines & Terminals segment due to lower product recoveries from our terminalling throughput activities and prior year volumetric pipeline settlement gains. In addition, butane blending activities in our Domestic Pipelines & Terminals segment were negatively impacted due to the narrowed spread between butane and gasoline prices.

Revenue was $3,453.4 million for the year ended December 31, 2015, which is a decrease of $3,166.8 million, or 47.8%, from $6,620.2 million for the corresponding period in 2014.  The decrease in revenue was primarily related to the decrease in sales volume and a decline of refined petroleum product prices in our Merchant Services segment, as well as lower product recoveries from our terminalling throughput activities in our Domestic Pipelines & Terminals segment. The decrease in revenue was partially offset by the revenue increase in our Global Marine Terminals segment primarily due to higher storage utilization and rates at our terminalling facilities and lower FERC litigation accruals recorded as a reduction in revenue in our Domestic Pipelines & Terminals segment.

Operating income was $604.1 million for the year ended December 31, 2015, which is an increase of $108.8 million, or 22.0%, from $495.3 million for the corresponding period in 2014.  The increase in operating income was primarily related to increased storage revenue due to higher storage utilization and rates at our terminalling facilities in the Global Marine Terminals segment and elimination of certain commercial strategies from 2014 and more effective supply management in our Merchant Services segment. The increase in operating income was partially offset by the decrease in revenue related to settlements and butane blending margins in our Domestic Pipelines & Terminals segment, as well as an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets in our Global Marine Terminals segment.

Distributable cash flow was $612.4 million for the year ended December 31, 2015, which is an increase of $85.7 million, or 16.3%, from $526.8 million as compared to the corresponding period in 2014.  The increase in distributable cash flow was primarily related to an increase of $104.5 million in Adjusted EBITDA as described above, partially offset by a $20.2 million increase in maintenance capital expenditures primarily resulting from increased tank integrity projects.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $522.2 million for the year ended December 31, 2015, which is a decrease of $9.9 million, or 1.9%, from $532.1 million for the corresponding period in 2014.  The decrease in Adjusted EBITDA is due to a $19.2 million increase in operating expenses, which include higher payroll expense and legal fees related to certain FERC matters, and a $4.9 million decrease in earnings from equity investments primarily due to an increase in integrity spending, partially offset by a $14.2 million increase in revenues, excluding the accrual related to certain FERC litigation that was recorded as a reduction in revenue. The increase in revenues is comprised of a $26.3 million increase resulting from higher terminalling throughput volumes and higher storage revenue from new contracts, a $13.2 million increase in revenue from capital investments in internal growth and diversification initiatives, including diluent and crude oil handling services and a $9.5 million increase in revenue resulting from higher pipeline volumes. These increases were partially offset by a $26.8 million decrease in revenue related to lower product recoveries from our terminalling throughput activities, as well as the narrowed spread between butane and gasoline prices, and an $8.0 million decrease in revenue resulting from lower average pipeline tariff rates primarily due to a shift between intra-state and inter-state shipments.

Pipeline volumes increased by 2.1% due to stronger demand for jet fuel and gasoline resulting from growth capital projects placed into service mid-year 2014. Terminalling volumes increased by 5.9% due to higher demand for gasoline, distillates and jet fuel, new customer contracts and service offerings at select locations, including contributions from growth capital spending, which were partially offset by a decrease in crude-by-rail volumes.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $323.8 million for the year ended December 31, 2015, which is an increase of $84.2 million, or 35.1%, from $239.6 million for the corresponding period in 2014.  The increase in Adjusted EBITDA is primarily due to a $58.4 million increase in storage and terminalling revenue as a result of greater customer utilization and higher service rates and a $39.7 million increase in the contribution from our joint venture interest in Buckeye Texas. The average capacity utilization of our marine storage assets was 96% for the year ended December 31, 2015, which is an increase from 85% in the corresponding period in 2014. The increase in storage revenue resulted from internal growth capital investments which increased available storage capacity and diversified our asset capabilities, as well as improved market conditions which were the result of the development of structure in the crude oil and refined petroleum products markets. This increase in Adjusted EBITDA is partially offset by a $7.5 million increase in operating expenses related to outside services for asset maintenance activities and incremental costs necessary to support the higher utilization of our facilities, as well as a $6.4 million decrease in ancillary revenues primarily due to higher product settlement gains in the prior year.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $22.0 million for the year ended December 31, 2015, which is an improvement of $30.1 million from a loss of $8.1 million for the corresponding period in 2014.  The positive factors impacting Adjusted EBITDA were primarily related to the elimination of certain commercial strategies from 2014 and more effective supply management. The elimination of certain commercial strategies included liquidating our physical positions in markets less liquid than our core markets.

Adjusted EBITDA was positively impacted by a $3,349.9 million decrease in cost of product sales, which included a $2,113.9 million decrease due to 39.5% of lower volumes sold and a $1,236.0 million decrease in refined petroleum product cost due to a price decrease of $1.01 per gallon (average prices per gallon were $1.65 and $2.66 for the 2015 and 2014 periods, respectively) and a $1.1 million decrease in operating expenses, which primarily related to overhead and administrative costs.

Adjusted EBITDA was negatively impacted by a $3,320.9 million decrease in revenue, which included a $2,117.8 million decrease due to 39.5% of lower volumes sold and a $1,203.1 million decrease in refined petroleum product sales due to a price decrease of $0.99 per gallon (average sales prices per gallon were $1.68 and $2.67 for the 2015 and 2014 periods, respectively).

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated

Adjusted EBITDA was $763.6 million for the year ended December 31, 2014, which is an increase of $114.8 million, or 17.7%, from $648.8 million for the corresponding period in 2013. The increase in Adjusted EBITDA was primarily related to positive contribution from the assets acquired from Hess in December 2013 in the Global Marine Terminals and Domestic Pipelines & Terminals segments and benefit from growth capital spending in the Domestic Pipelines & Terminals segment. These increases in Adjusted EBITDA were partially offset by the loss in the Merchant Services segment as a result of weaker business conditions in the various refined petroleum markets in which we serve, and unfavorable results from implementing strategies in that segment during the second quarter of 2014 intended to increase the utilization of our physical assets, grow our marketing business and mitigate risk. These losses were attributed to: (i) costs associated with entering into new markets to grow our marketing business and support the optimization of our underlying physical assets; (ii) losses on the liquidation of physical positions in markets less liquid than in our core markets; (iii) losses resulting from the timing of activity intended to mitigate risk on gasoline and distillates for the summer driving season and upcoming heating season; and (iv) a significant decline in the value of ethanol which is carried in inventory to support our gasoline business.

Revenue was $6,620.2 million for the year ended December 31, 2014, which is an increase of $1,566.1 million, or 31.0%, from $5,054.1 million for the corresponding period in 2013. The increase in revenue was primarily related to increased product sales volumes in our Merchant Services segment, as well as the benefit of the terminals acquired from Hess in December 2013 in both our Domestic Pipelines & Terminals and Global Marine Terminals segments. These increases were partially offset by a litigation contingency accrual, recorded as a reduction in revenue, associated with FERC proceedings in our Domestic Pipelines & Terminals segment.

Operating income was $495.3 million for the year ended December 31, 2014, which is an increase of $17.3 million, or 3.6%, from $478.0 million in the corresponding period in 2013. The increase in operating income was primarily related to the benefit of the terminals acquired from Hess in December 2013 in both our Global Marine Terminals and Domestic Pipelines & Terminals segments. These increases were partially offset by the increase in depreciation and amortization expense primarily due to the assets acquired from Hess in December 2013, assets acquired in the Buckeye Texas Partners Transaction in September 2014, the loss in the Merchant Services segment discussed above, as well as the litigation contingency accrual, recorded as a reduction in revenue, associated with FERC proceedings in our Domestic Pipelines & Terminals segment.

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

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $532.1 million for the year ended December 31, 2014, which was an increase of $45.6 million, or 9.4%, from $486.5 million for the corresponding period in 2013. The positive factors impacting Adjusted EBITDA were related to a $68.4 million increase in revenue resulting from an increase in terminalling throughput and storage contracts, including those associated with the assets acquired from Hess in December 2013, $33.4 million of incremental revenue from capital investments in internal growth and diversification initiatives, including butane blending capabilities, crude oil handling services and storage and throughput of other hydrocarbons, a $14.6 million increase in revenue due to increases in average pipeline tariff rates and longer-haul shipments, a $10.8 million increase in other revenue, including a favorable settlement related to certain pipeline transportation services, a $6.0 million increase in earnings from equity investments primarily due to a decrease in maintenance expense and a $2.4 million increase resulting from higher pipeline volumes.

The negative factors impacting Adjusted EBITDA were an $81.6 million increase in operating expenses, primarily related to incremental costs necessary to operate the terminals acquired from Hess in December 2013 and outside services for asset-maintenance activities, and $8.4 million in less favorable settlement experience primarily related to high volumetric gains experienced in 2013 as well as, to a lesser extent, falling commodity prices in 2014.

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

General Outlook for 2016

We expect our year-over-year performance to improve in 2016 as a result of progress made in 2015 on the construction of our Buckeye Texas facility, additional capital investments made across our portfolio of assets and continued high utilization and increased rates for our storage capacity.

At Buckeye Texas, we completed the commissioning of our refrigerated and compressed LPG storage complex late in the third quarter of 2015 and brought our two condensate splitters into service late in the fourth quarter of 2015. These assets, combined with additional storage and dock capacity expected to be completed in the first quarter of 2016, are expected to generate incremental cash flows compared to 2015.

In addition, we invested in bringing new storage capacity on-line across our system, including the conversion of over 2 million barrels of fuel oil tanks into flexible service at our BORCO facility, the return to commercial service of 1.5 million barrels of capacity at our St. Lucia facility, and expansion of storage capacity at our Chicago Complex through the completion of a bi-directional pipeline connecting this important Midwestern hub to an additional terminal that had been previously underutilized. We also expanded our service capabilities in the New York Harbor by increasing gasoline blending capacity. We expect these investments to generate incremental cash flows in 2016 as we benefit from the full year impact.

We have begun construction on our Michigan-Ohio pipeline and terminal expansion project, which will allow us to offer expanded transportation service of refined petroleum products from points in Michigan and western Ohio to destinations in eastern Ohio and western Pennsylvania. We expect this project to be in operation in the fourth quarter of 2016, although the full run-rate will not be realized until 2017.

Volumes across our pipeline systems are expected to be impacted by the strength in aviation fuel and gasoline, partially offset by weakness in distillates. Until the completion of our Michigan-Ohio expansion project, we expect to see downward pressure from the impact of changing product flows, primarily on our Central Pennsylvania system. Throughput volumes across our domestic terminals are expected to increase moderately from the completion of growth capital initiatives in the Midwest and increased customer demand in the Southeast.

Our Merchant Services segment continues to benefit from inventory risk management activities and asset optimization. We expect that our inventory risk management strategy will drive more stable results and allow us to seize opportunities to lock in contango value, when presented, in 2016.

Our results in 2015 reflect the benefit of our diversified asset base with limited exposure to commodity prices. The impact of lower commodity prices in 2016 could negatively impact the value we realize on our settlement revenues and butane blending margins; however, our storage assets could benefit from the strong demand for storage as liquid petroleum product inventories are at elevated levels. Overall, we believe our diversified portfolio of assets is well positioned for the current market environment.

We believe that we have sufficient liquidity available on our $1.5 billion revolving Credit Facility, as well as the ability to utilize our at-the-market equity issuance program to meet our expected capital needs for 2016. Under current market conditions, we believe that we could raise additional capital in both the debt and equity markets on acceptable terms to fund appropriate asset or business acquisitions.

We will continue to evaluate opportunities throughout 2016 to acquire or construct assets that are complementary to our businesses and support our long-term growth strategy and will determine the appropriate financing structure on acceptable terms for any opportunity we pursue.

The forward-looking statements contained in this “General Outlook for 2016” speak only as of the date hereof.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All such forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report, including under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report and in our future periodic reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this “General Outlook for 2016” may not occur.

Liquidity and Capital Resources

            General

                        Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving Credit Facility and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  The BMSC entities fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

            Current Liquidity

As of December 31, 2015, we had $47.2 million of working capital and $1,027.5 million of availability under our Credit Facility. We are limited to $933.1 million of additional borrowing capacity by the financial covenants under our Credit Facility, except for borrowings that are used to refinance other debt.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the SEC under which we may issue equity securities with a value, as of December 31, 2015, not to exceed $836.5 million.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting non-core assets where our evaluation suggests such a transaction is in the best interest of our business.

Capital Allocation

We continually review our investment options with respect to our capital resources that are not distributed to our unitholders or used to pay down our debt and seek to invest these capital resources in various projects and activities based on their return on investment.  Potential investments could include, among others: add-on or other enhancement projects associated with our current assets; greenfield or brownfield development projects; and merger and acquisition activities.

Debt

At December 31, 2015, we had the following debt obligations (in thousands):

5.125% Notes due July 1, 2017	$125,000
6.050% Notes due January 15, 2018	300,000
2.650% Notes due November 15, 2018	400,000
5.500% Notes due August 15, 2019	275,000
4.875% Notes due February 1, 2021	650,000
4.150% Notes due July 1, 2023	500,000
4.350% Notes due October 15, 2024	300,000
6.750% Notes due August 15, 2033	150,000
5.850% Notes due November 15, 2043	400,000
5.600% Notes due October 15, 2044	300,000
Credit Facility due September 30, 2020	472,488
Total debt	$3,872,488

In December 2015, Buckeye and its indirect wholly-owned subsidiaries, BMSC, as borrowers, exercised their option to extend our existing Credit Facility by one year to September 30, 2020, resulting in a remaining option to extend the term for one additional year.  At December 31, 2015, Buckeye and BMSC collectively had $472.5 million outstanding under the Credit Facility, of which $111.5 million, attributable to BMSC, was classified as current liabilities in our consolidated balance sheet, as related funds were used to finance current working capital needs.  See Note 14 in the Notes to Consolidated Financial Statements for additional information.

Equity

During the year ended December 31, 2015, we sold 2.2 million LP Units in aggregate under the Equity Distribution Agreements, received $161.5 million in net proceeds after deducting commissions and other related expenses, and paid $1.6 million of compensation in aggregate to the agents under the Equity Distribution Agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$710,192	$599,642	$385,494
Investing activities	(614,894)	(1,191,497)	(1,204,678)
Financing activities	(98,625)	595,113	817,358

            Operating Activities

                        2015.  Net cash provided by operating activities was $710.2 million for the year ended December 31, 2015, primarily related to $437.5 million of net income, $221.3 million of depreciation and amortization, $53.7 million in other non-cash items and a $56.8 million decrease in working capital, partially offset by $52.8 million in litigation settlement payments.

                        2014. Net cash provided by operating activities was $599.6 million for the year ended December 31, 2014, primarily related to $274.9 million of net income and $196.4 million of depreciation and amortization, a $71.3 million decrease in accounts receivables, and a $70.1 million decrease in inventory, partially offset by a $51.5 million settlement to terminate the interest rate swap agreements related to the forecasted refinancing of the 5.300% Notes.

                        2013.  Net cash provided by operating activities was $385.5 million for the year ended December 31, 2013, primarily related to $164.4 million of net income and $155.2 million of depreciation and amortization, partially offset by a $62.0 million settlement to terminate the interest rate swap agreements related to the 4.150% Notes, a $69.7 million increase in accounts receivables and an increase in interest and debt expense.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

            Investing Activities

                        2015.  Net cash used in investing activities of $614.9 million for the year ended December 31, 2015 primarily related to $594.5 million of capital expenditures, $21.4 million in escrow deposits, partially offset by $10.3 million of proceeds from the sale and disposition of assets, primarily due to the disposition of an ammonia pipeline in Texas.

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

                        We have capital expenditures, which we define as “maintenance capital expenditures,” in order to maintain and enhance the safety and integrity of our pipelines, terminals, storage and processing facilities and related assets, and “expansion and cost reduction capital expenditures” to expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities.  Capital expenditures, excluding non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Maintenance capital expenditures (1)	$99,617	$80,141	$71,595
Expansion and cost reduction (2) (3)	494,903	392,008	289,850
Total capital expenditures, net	$594,520	$472,149	$361,445
_____________________________

(1)	Includes maintenance capital expenditures related to the Natural Gas Storage disposal group of $0.8 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

(2)	Includes expansion and cost reduction capital expenditures related to the Natural Gas Storage disposal group of $0.1 million for the year ended December 31, 2013.

(3)
Amounts exclude accruals for capital expenditures. Expansion and cost reduction amounts including accruals for capital expenditures were $516.5 million and $340.5 million for the year ended December 31, 2015 and 2014, respectively.

Capital expenditures increased for the year ended December 31, 2015, as compared to the corresponding period in 2014 primarily due to increases in expansion and cost reduction capital expenditures.  Our expansion and cost reduction capital expenditures were $494.9 million for the year ended December 31, 2015, which is an increase of $102.9 million, or 26.2%, from $392.0 million for the corresponding period in 2014.  Year-to-year fluctuations in our expansion and cost reduction capital expenditures are primarily driven by spending on our major organic growth capital projects.  Our most significant organic growth capital expenditures for the year ended December 31, 2015 included cost reduction and revenue generating projects related to enhancements across our portfolio of terminalling assets, butane blending capabilities, completion of rail unloading facilities, crude oil storage/transportation/processing and a pipeline integrity enhancement program that improved the operational efficiencies in our pipeline systems, and the significant completion of a deep-water, marine terminal, two condensate splitters, an LPG storage complex and three crude oil and condensate gathering facilities in South Texas.  The build-out of the facilities in South Texas was funded through additional partnership contributions by us and Trafigura based on our respective ownership interests in Buckeye Texas. Our maintenance capital expenditures were $99.6 million for the year ended December 31, 2015, which is an increase of $19.5 million, or 24.3%, from $80.1 million for the corresponding period in 2014.  Year-to-year fluctuations in our maintenance capital expenditures are primarily driven by the timing and cost of asset integrity and facility infrastructure projects.  Our most significant maintenance capital expenditures for the year ended December 31, 2015 included truck rack upgrades, pump replacements and pipeline and tank integrity work necessary to maintain the operating capacity and equipment reliability of our existing infrastructure, as well as to address environmental regulations.

Capital expenditures increased for the year ended December 31, 2014, as compared to the corresponding period in 2013 primarily due to increases in expansion and cost reduction capital expenditures.  Our expansion and cost reduction capital expenditures were $392.0 million for the year ended December 31, 2014, which is an increase of $102.2 million, or 35.2%, from $289.9 million for the corresponding period in 2013.  Year-to-year fluctuations in our expansion and cost reduction capital expenditures are primarily driven by spending on our major organic growth capital projects.  Our most significant organic growth capital expenditures for the year ended December 31, 2014 included cost reduction and revenue generating projects related to storage tank enhancements across our portfolio of terminalling assets, butane blending capabilities, completion of rail unloading facilities, crude oil storage/transportation and a pipeline integrity enhancement program that improved the operational efficiencies in our pipeline systems.  Our maintenance capital expenditures were $80.1 million for the year ended December 31, 2014, which is an increase of $8.5 million, or 11.9%, from $71.6 million for the corresponding period in 2013.  Year-to-year fluctuations in our maintenance capital expenditures are primarily driven by the timing and cost of pipeline integrity and similar projects.  Our most significant maintenance capital expenditures for the year ended December 31, 2014 included truck rack infrastructure upgrades, pump replacements and pipeline and tank integrity work necessary to maintain the operating capacity and equipment reliability of our existing infrastructure, as well as to address environmental regulations.

We estimate our capital expenditures for the period indicated as follows (in thousands):

	2016
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$75,000	$85,000
Expansion and cost reduction	185,000	215,000
Total capital expenditures	$260,000	$300,000

Global Marine Terminals:
Maintenance capital expenditures	$25,000	$35,000
Expansion and cost reduction	140,000	160,000
Total capital expenditures (1)	$165,000	$195,000

Overall:
Maintenance capital expenditures	$100,000	$120,000
Expansion and cost reduction	325,000	375,000
Total capital expenditures	$425,000	$495,000
_____________________________

(1)	Includes 100% of Buckeye Texas Partners related capital expenditures.

Estimated maintenance capital expenditures include replacement of tank floors and tank roofs, pipeline integrity, marine dock structure upgrades and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include the capacity expansion of our pipeline system and terminalling capacity in the Midwest, LPG storage/loading facility in Western Pennsylvania, various tank construction and conversion projects in our Global Marine Terminals and Domestic Pipelines & Terminals segments, as well as an expansion between facilities in the New York Harbor.

Financing Activities

2015.  Net cash flows used in financing activities of $98.6 million for the year ended December 31, 2015 primarily related to $591.0 million of cash distributions paid to unitholders ($4.625 per LP Unit), partially offset by $306.5 million of net borrowings under the Credit Facility and $161.5 million of net proceeds from the issuance of 2.2 million LP Units under the Equity Distribution Agreements.

2014.  Net cash flows provided by financing activities of $595.1 million for the year ended December 31, 2014 primarily related to $899.7 million of net proceeds from the issuance of an aggregate 11.8 million LP Units, and $599.1 million of proceeds from the issuance of the 4.350% and 5.600% Notes due October 15, 2024 and October 15, 2044, respectively, partially offset by $527.2 million of cash distributions paid to our unitholders ($4.425 per LP Unit), $275.0 million related to the repayment of the 5.300% Notes and $89.0 million of net repayments under the Credit Facility.

2013.  Net cash flows provided by financing activities of $817.4 million for the year ended December 31, 2013 primarily related to $1.3 billion of proceeds from the issuance of the 4.150%, 2.650% and 5.850% Notes due July 1, 2023, November 15, 2018 and November 15, 2043, respectively, $903.0 million of net proceeds from the issuance of an aggregate 16.0 million LP Units, partially offset by $616.2 million of net repayments under the Credit Facility, $428.8 million of cash distributions paid to our unitholders ($4.225 per LP Unit) and $300.0 million related to the repayment of the 4.625% Notes.

For further discussion on our equity offerings, see Note 22 in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$3,761,000	$—	$825,000	$636,000	$2,300,000
Interest payments (2)	1,934,988	177,899	327,344	262,571	1,167,174
Operating leases:
Office space and other	20,340	3,885	7,116	5,935	3,404
Equipment (3)	4,996	4,010	986	—	—
Land leases (4)	101,855	2,398	4,796	4,796	89,865
Purchase obligations (5)	161,600	161,600	—	—	—
Total contractual obligations	$5,984,779	$349,792	$1,165,242	$909,302	$3,560,443
_____________________________

(1)	Includes long-term debt portion borrowed under our Credit Facility. See Note 14 in the Notes to Consolidated Financial Statements for additional information regarding our debt obligations.

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

(5)
Includes short-term purchase obligations for products and services with third-party suppliers and payment obligations relating to capital projects.  The prices that we are obligated to pay under these contracts approximate current market prices.

For the year ended December 31, 2016, our rights-of-way payments are expected to be $7.2 million, which include an estimated amount for annual escalation.

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

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we had no off-balance sheet debt or arrangements.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities (“VIEs”), of which we are the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary which is generally defined as the party who has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE.  We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary.  Third party or affiliate ownership interests in our consolidated VIEs are presented as noncontrolling interests.  All intercompany transactions are eliminated in consolidation.

In February 2015, the FASB issued guidance changing the criteria for reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, while also eliminating the presumption that a general partner should consolidate a limited partnership. We adopted this guidance on January 1, 2015. Our adoption did not have a material impact on our consolidated financial statements as there were no changes to the entities consolidated as a result of the adoption of this guidance.

Upon adoption of this guidance, we concluded that Buckeye Texas and Sabina Pipeline are VIEs of which we are the primary beneficiary. In making this conclusion, we evaluated the legal form of the VIEs and the activities that significantly impact the economics of the VIEs, including our role to perform all services reasonably required to operate and maintain the assets of the VIEs.

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

Valuation of Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment: (i) on an annual basis each year; or (ii) on an interim basis if circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying value. In the fourth quarter of 2015, we changed the date of our annual goodwill impairment test for all reporting units from January 1st to October 31st. The change is preferable as it better aligns our goodwill impairment testing procedures with our annual budget process and alleviates resource constraints in connection with the year-end closing and financial reporting process. Due to significant judgments and estimates that are utilized in a goodwill impairment analysis, we determined it was impracticable to objectively determine operating and valuation estimates as of each October 31st for periods prior to October 31, 2015. As a result, we prospectively applied the change in the annual impairment test date to October 31, 2015. The change in accounting principle does not delay, accelerate, or avoid an impairment charge.

For our annual goodwill impairment test as of October 31, 2015, we performed quantitative assessments to determine the fair value of each of our reporting units.  The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method.  The present value of future cash flows is estimated using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) an appropriate discount rate.  The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization.  We evaluate industry and market conditions for purposes of weighting the income and market valuation approach.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value.  We did not record any goodwill impairment charges during the years ended December 31, 2015, 2014 or 2013.

Valuation of Long-Lived Assets and Equity Method Investments

We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If events or circumstances are identified, the carrying amount of the asset is compared to the estimated discounted future cash flows to determine if an impairment exists. Estimates of undiscounted future cash flows include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) estimates of useful lives of the assets.  The identification of impairment indicators and the estimates of future undiscounted cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions.

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

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment.  Estimates of future cash flows include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) probabilities assigned to different cash flow scenarios.  There were no impairments of our equity investments during the years ended December 31, 2015, 2014 or 2013.

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

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts which we designated as fair value hedges with changes in fair value of both the futures contracts and physical inventory reflected in earnings.  Our Domestic Pipelines & Terminals segment uses exchange-traded refined petroleum contracts to hedge certain expected future transactions which we designated as cash flow hedges with the effective portion of the hedge reported in other comprehensive income and reclassified into earnings when the expected future transaction affects earnings. Our Merchant Services segment entered into these contracts on behalf of our Domestic Pipelines & Terminals segment. In both cases, any gains or losses incurred on the derivative instrument that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings. Physical forward contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

Futures contracts are valued using quoted market prices obtained from the New York Mercantile Exchange. Physical derivative contracts are valued using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data, and are net of credit value adjustments.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

Fair value of contracts outstanding at January 1, 2015	$67,686
Items recognized or settled during the period	(108,227)
Fair value attributable to new deals	10,188
Change in fair value attributable to price movements	108,605
Change in fair value attributable to non-performance risk	(123)
Fair value of contracts outstanding at December 31, 2015	$78,129

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts.  During 2015, our Merchant Services segment entered into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals to manage the risk of market price volatility on the narrowing gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at December 31, 2015, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$252,618
Fair value assuming 10% increase in underlying commodity prices	Asset	$259,936
Fair value assuming 10% decrease in underlying commodity prices	Asset	$245,300

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

Our practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board.  In February 2009, the Board adopted an interest rate hedging policy which permits us to enter into certain short-term interest rate swap agreements to manage our interest rate and cash flow risks associated with a credit facility.  In addition, in July 2009 and May 2010, the Board authorized us to enter into certain transactions, such as forward-starting interest rate swaps, to manage our interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of existing debt obligations.

See Note 17 in the Notes to Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

At December 31, 2015, we had total fixed-rate debt obligations under various public notes at an aggregate carrying value of $3,372 million.  Based on a hypothetical 1% movement in the underlying interest rates at December 31, 2015, the estimated fair value of these debt obligations would be as follows (in millions):

Scenario	Fair Value of Fixed-Rate Debt
Fair value assuming no change in underlying interest rates (as is)	$3,057.9
Fair value assuming 1% increase in underlying interest rates	$2,893.8
Fair value assuming 1% decrease in underlying interest rates	$3,242.1

At December 31, 2015, our variable-rate obligations were $472.5 million under the Credit Facility. Based on the balance outstanding at December 31, 2015, we estimate that a 1% increase or decrease in interest rates would increase or decrease annual interest expense by $4.7 million.

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency.  BORCO’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency for our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within our consolidated statements of operations.  The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2015, 2014 and 2013.

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

Management evaluated the internal control over financial reporting of Buckeye as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the internal control over financial reporting of Buckeye was effective.

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

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the
Partners of Buckeye Partners, L.P.

We have audited the internal control over financial reporting of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Buckeye’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Buckeye’s internal control over financial reporting based on our audit.

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

In our opinion, Buckeye maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of Buckeye and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the
Partners of Buckeye Partners, L.P.

We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of Buckeye’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buckeye as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buckeye’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on Buckeye’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2016

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product sales	$2,028,323	$5,348,532	$3,966,247
Transportation, storage and other services	1,425,111	1,271,715	1,087,854
Total revenue	3,453,434	6,620,247	5,054,101

Costs and expenses:
Cost of product sales	1,965,844	5,311,552	3,944,448
Operating expenses	573,368	537,705	413,577
Depreciation and amortization	221,278	196,443	147,591
General and administrative	88,828	79,200	70,444
Total costs and expenses	2,849,318	6,124,900	4,576,060
Operating income	604,116	495,347	478,041

Other income (expense):
Earnings from equity investments	6,381	11,265	5,243
Interest and debt expense	(171,330)	(171,235)	(130,920)
Other income (expense)	98	(428)	295
Total other expense, net	(164,851)	(160,398)	(125,382)

Income from continuing operations before taxes	439,265	334,949	352,659
Income tax expense	(874)	(451)	(1,060)
Income from continuing operations	438,391	334,498	351,599
Loss from discontinued operations (Note 4)	(857)	(59,641)	(187,174)
Net income	437,534	274,857	164,425
Less: Net income attributable to noncontrolling interests	(311)	(1,903)	(4,152)
Net income attributable to Buckeye Partners, L.P.	$437,223	$272,954	$160,273

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$3.42	$2.79	$3.25
Discontinued operations	(0.01)	(0.50)	(1.75)
Total	$3.41	$2.29	$1.50

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$3.41	$2.78	$3.23
Discontinued operations	(0.01)	(0.50)	(1.74)
Total	$3.40	$2.28	$1.49

Weighted average units outstanding:
Basic	128,084	119,323	107,202
Diluted	128,617	119,899	107,677

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$437,534	$274,857	$164,425
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	1,266	(21,424)	37,718
Reclassification of derivative losses to net income	12,151	9,753	4,881
Recognition of costs related to benefit plans to net income	1,510	698	1,574
Adjustments to recognize the funded status of benefit plans	2,520	(763)	11,054
Total other comprehensive income (loss)	17,447	(11,736)	55,227
Comprehensive income	454,981	263,121	219,652
Less: Comprehensive income attributable to noncontrolling interests	(311)	(1,903)	(4,152)
Comprehensive income attributable to Buckeye Partners, L.P.	$454,670	$261,218	$215,500

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$4,881	$8,208
Accounts receivable, net	213,830	265,830
Construction and pipeline relocation receivables	13,491	20,542
Inventories	192,992	243,475
Derivative assets	78,285	69,189
Prepaid and other current assets	48,071	25,055
Total current assets	551,550	632,299

Property, plant and equipment, net	6,202,081	5,735,787
Equity investments	84,128	82,849
Goodwill	998,748	993,375
Intangible assets, net	491,372	553,924
Other non-current assets	41,402	67,486
Total assets	$8,369,281	$8,065,720

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$111,488	$166,000
Accounts payable	82,691	159,129
Derivative liabilities	510	1,802
Accrued and other current liabilities	309,620	295,024
Total current liabilities	504,309	621,955

Long-term debt	3,732,824	3,368,618
Other non-current liabilities	115,407	134,551
Total liabilities	4,352,540	4,125,124

Commitments and contingent liabilities (Note 6)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (129,523,703 and 127,043,317 units outstanding as of December 31, 2015 and 2014, respectively)	3,833,230	3,817,916
Accumulated other comprehensive loss	(97,841)	(115,288)
Total Buckeye Partners, L.P. capital	3,735,389	3,702,628
Noncontrolling interests	281,352	237,968
Total partners’ capital	4,016,741	3,940,596
Total liabilities and partners’ capital	$8,369,281	$8,065,720

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$437,534	$274,857	$164,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreements	—	(51,469)	(62,009)
Depreciation and amortization	221,278	196,443	155,183
Litigation contingency accrual	15,229	40,000	—
Litigation settlement	(52,839)	—	—
Impairment of assets of discontinued operations	—	23,365	169,002
Net changes in fair value of derivatives	(9,177)	(77,901)	1,776
Non-cash deferred lease expense	—	3,637	3,770
Amortization of unfavorable storage contracts	(11,071)	(11,071)	(11,023)
Earnings from equity investments	(6,381)	(11,265)	(5,243)
Distributions from equity investments	5,108	470	1,312
Other non-cash items	53,669	35,481	42,196
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	48,006	71,299	(69,661)
Construction and pipeline relocation receivables	7,051	(5,424)	(10,057)
Inventories	52,775	70,068	(45,344)
Prepaid and other current assets	(3,523)	34,956	32,106
Accounts payable	(65,239)	27,860	11,311
Accrued and other current liabilities	16,759	3,119	33,516
Other non-current assets	22,423	(19,706)	626
Other non-current liabilities	(21,410)	(5,077)	(26,392)
Net cash provided by operating activities	710,192	599,642	385,494
Cash flows from investing activities:
Capital expenditures	(594,520)	(472,149)	(361,445)
Contribution to equity investments	(300)	—	—
Acquisitions, net of working capital settlements	(8,118)	(824,719)	(856,377)
Net proceeds from insurance settlement	—	737	12,650
Proceeds from sale and disposition of assets	10,261	1,227	494
Escrow deposits	(21,360)	—	—
Proceeds from sale of discontinued operations	(857)	103,407	—
Net cash used in investing activities	(614,894)	(1,191,497)	(1,204,678)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	161,474	899,710	902,976
Net proceeds from exercise of Unit options	215	849	1,277
Payment of tax withholding on issuance of LTIP awards	(7,700)	(6,234)	(5,034)
Issuance of long-term debt	—	599,103	1,292,666
Repayment of long term-debt	—	(275,000)	(300,000)
Debt issuance costs	(1,115)	(7,414)	(11,921)
Borrowings under BPL Credit Facility	1,627,450	1,856,031	1,651,500
Repayments under BPL Credit Facility	(1,266,450)	(1,885,031)	(2,287,500)
Net (repayments) borrowings under BMSC Credit Facility	(54,512)	(60,000)	19,800
Acquisition of additional interest in Buckeye Memphis	(10,044)	(9,510)	(9,727)
Contributions from noncontrolling interests	57,000	16,400	—
Distributions paid to noncontrolling interests	(13,972)	(6,593)	(7,850)
Distributions paid to unitholders	(590,971)	(527,198)	(428,829)
Net cash (used in) provided by financing activities	(98,625)	595,113	817,358
Net (decrease) increase in cash and cash equivalents	(3,327)	3,258	(1,826)
Cash and cash equivalents — Beginning of year	8,208	4,950	6,776
Cash and cash equivalents — End of year	$4,881	$8,208	$4,950

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Limited Partners	Class B Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Partners’ capital - January 1, 2013	$2,117,788	$413,304	$(158,779)	$16,527	$2,388,840
Net income	143,554	16,719	—	4,152	164,425
Acquisition of additional interest in Buckeye Memphis	(8,232)	—	—	(1,495)	(9,727)
Distributions paid to unitholders	(432,508)	—	—	3,679	(428,829)
Conversion of Class B Units to LP Units	430,023	(430,023)	—	—	—
Net proceeds from issuance of LP Units	902,976	—	—	—	902,976
Amortization of unit-based compensation awards	21,781	—	—	—	21,781
Net proceeds from exercise of Unit options	1,277	—	—	—	1,277
Payment of tax withholding on issuance of LTIP awards	(5,034)	—	—	—	(5,034)
Distributions paid to noncontrolling interests	—	—	—	(7,850)	(7,850)
Other comprehensive income	—	—	55,227	—	55,227
Noncash accrual for distribution equivalent rights	(2,250)	—	—	—	(2,250)
Other	(158)	—	—	158	—
Partners' capital - December 31, 2013	3,169,217	—	(103,552)	15,171	3,080,836
Net income	272,954	—	—	1,903	274,857
Acquisition of additional interest in Buckeye Memphis	(7,933)	—	—	(1,577)	(9,510)
Noncontrolling interest in acquisition (Note 3)	—	—	—	208,998	208,998
Distributions paid to unitholders	(530,376)	—	—	3,178	(527,198)
Contributions from noncontrolling interests (Note 3)	—	—	—	16,400	16,400
Net proceeds from issuance of LP Units	899,710	—	—	—	899,710
Amortization of unit-based compensation awards	21,499	—	—	—	21,499
Net proceeds from exercise of Unit options	849	—	—	—	849
Payment of tax withholding on issuance of LTIP awards	(6,234)	—	—	—	(6,234)
Distributions paid to noncontrolling interests	—	—	—	(6,593)	(6,593)
Other comprehensive loss	—	—	(11,736)	—	(11,736)
Noncash accrual for distribution equivalent rights	(1,619)	—	—	—	(1,619)
Other	(151)	—	—	488	337
Partners' capital - December 31, 2014	3,817,916	—	(115,288)	237,968	3,940,596
Net income	437,223	—	—	311	437,534
Acquisition of additional interest in Buckeye Memphis	(8,276)	—	—	(1,768)	(10,044)
Adjusted value of noncontrolling interest in acquisition (Note 3)	—	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(594,132)	—	—	3,161	(590,971)
Contributions from noncontrolling interests (Note 3)	—	—	—	57,000	57,000
Net proceeds from issuance of LP Units	161,474	—	—	—	161,474
Amortization of unit-based compensation awards	29,332	—	—	—	29,332
Net proceeds from exercise of Unit options	215	—	—	—	215
Payment of tax withholding on issuance of LTIP awards	(7,700)	—	—	—	(7,700)
Distributions paid to noncontrolling interests	—	—	—	(13,972)	(13,972)
Other comprehensive income	—	—	17,447	—	17,447
Noncash accrual for distribution equivalent rights	(3,085)	—	—	—	(3,085)
Other	263	—	—	(128)	135
Partners' capital - December 31, 2015	$3,833,230	$—	$(97,841)	$281,352	$4,016,741

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

We were formed in 1986 and own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers.  Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service.  Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs. Our flagship marine terminal in The Bahamas, Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our recent expansion into the Gulf Coast has added another regional hub with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

In December 2015, we realigned our reportable segments into three reportable segments as a result of changes in our organizational structure and renamed one of our reportable segments. Our three reportable segments are: Domestic Pipelines & Terminals (formerly known as Pipelines & Terminals), Global Marine Terminals and Merchant Services. We merged our previously reported Development & Logistics segment into the Domestic Pipelines & Terminals segment. See Note 25 in the Notes to Consolidated Financial Statements for a more detailed discussion of our business segments. We have adjusted our prior period segment information to conform to current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our consolidated financial statements:

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  The consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities (“VIEs”) of which we are the primary beneficiary.  A VIE is required to be consolidated by its primary beneficiary which is generally defined as the party who has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE.  We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary.  Third party or affiliate ownership interests in our subsidiaries and consolidated VIEs are presented as noncontrolling interests.  All intercompany transactions are eliminated in consolidation.

Certain reclassifications of debt issuance costs have been made to prior year amounts to conform to current year presentation. In connection with the retrospective application of new accounting guidance for debt issuance costs discussed below in “Recent Accounting Developments”, we reclassified $20.4 million of debt issuance costs originally included in “Other non-current assets” as of December 31, 2014 to “Long-term debt” as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. Such reclassifications had no impact on our results of operations.

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

The following table presents information regarding our AROs (in thousands):

ARO liability balance, January 1, 2014	$10,917
Decrease in ARO liability (1)	(3,798)
ARO settlements	(3,456)
ARO liability balance, December 31, 2014 (2)	3,663
Increase in ARO liability (3)	4,200
ARO settlements	(1,040)
ARO liability balance, December 31, 2015 (2)	$6,823
____________________________

(1)	In 2014, we recorded a $3.8 million reduction to our ARO related to the abandonment of a portion of our NORCO pipeline system. See Note 5 for further information.

(2)
Amount includes $1.4 million and $1.1 million within “Accrued and other current liabilities” and $5.4 million and $2.6 million within “Other non-current liabilities” in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

(3)	In 2015, we recorded an ARO of $4.2 million in connection with the acquisition of a pipeline in Springfield, Massachusetts. See Note 3 for further information.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. For all material acquisitions, we engage an independent valuation specialist to assist us in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodology.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate in the reporting period in which the adjustment amounts are determined based on new information obtained about facts and circumstances that existed as of the acquisition date.  An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.  The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets.  The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.  Also, we expense any acquisition-related costs as incurred in connection with each business combination.

Business Segments

We operate and report in three business segments: (i) Domestic Pipelines & Terminals; (ii) Global Marine Terminals; and (iii) Merchant Services.  See Note 25 for discussion of our business segments.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt.  Interest capitalized for the years ended December 31, 2015, 2014 and 2013 was $21.3 million, $9.9 million and $7.0 million, respectively.  The weighted average rates used to capitalize interest on borrowed funds was 4.8%, 4.9% and 4.7% for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash equivalents represent all highly marketable securities with original maturities of three months or less.  The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments.

Comprehensive Income

Our comprehensive income is determined based on net income adjusted for unrealized gains and losses on derivative instruments for our cash flow hedging transactions, reclassification of derivative gains and losses to net income, recognition of costs related to our pension and post-retirement benefit plans and adjustments to the funded status of our pension and post-retirement benefit plans.

Concentration of Credit Risk and Trade Receivables

Trade receivables of $199.5 million and $255.0 million as of December 31, 2015 and 2014, respectively, are primarily due from major oil and natural gas companies, national oil companies, refiners, marketing and trading companies, and commercial airlines.  These concentrations of customers may affect our overall credit risk as these customers may be similarly affected by changes in economic, regulatory or other factors.   We extend credit to customers and manage our credit risks through credit analysis and monitoring procedures, including credit approvals, credit limits and right of offset.  Also, we manage our risk using collateral, such as letters of credit, prepayments, liens on customer assets and guarantees.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity in the allowance for doubtful accounts at the dates indicated (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of period	$5,784	$2,019	$3,425
Charged to expense	2,983	3,985	6
Write-offs, net of recoveries	(387)	(220)	(1,412)
Balance at end of period	$8,380	$5,784	$2,019

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

Debt Issuance Costs

Costs incurred upon the issuance of our debt instruments are capitalized and amortized over the life of the associated debt instrument on a straight-line basis, which approximates the effective interest method. If the debt instrument is retired before its scheduled maturity date, any remaining issuance costs associated with that debt instrument are expensed in the same period. Debt issuance costs related to our existing $1.5 billion credit facility with SunTrust Bank, as administrative agent, and other lenders dated September 30, 2014, are reported in “Other non-current assets”. Debt issuance costs related to our outstanding notes are reported in “Long-term debt” as a direct deduction from the carrying amount of our outstanding notes.

Derivative Instruments

Derivatives are financial and physical instruments whose fair value is determined by changes in a specified benchmark such as interest rates or commodity prices.  We use derivative instruments such as forwards, futures, swaps and other contracts to manage market price risks associated with inventories, firm commitments, interest rates and certain forecasted transactions.  We do not engage in speculative trading activities.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discontinued Operations

In December 2013, the Board of Directors of Buckeye GP (the “Board”) approved a plan to divest the natural gas storage facility and related assets that our former subsidiary, Lodi Gas Storage, L.L.C. (“Lodi”), owned and operated in Northern California.  We refer to this group of assets as our Natural Gas Storage disposal group.  The results of operations for our Natural Gas Storage disposal group have been segregated and presented as discontinued operations for all periods presented in these financial statements. On December 31, 2014, we completed the sale of our Natural Gas Storage disposal group and have reported the final working capital adjustments as discontinued operations in the first quarter of 2015. See Note 4 and Note 5 for additional information.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Investments

We account for investments in entities in which we do not exercise control, but have significant influence, using the equity method of accounting.  Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the total investment exceeds the proportionate share of the book value of the net assets of the investment.  Such excess investment not related to any specific accounts of the investee are treated as goodwill and not amortized.  Amounts associated with specific accounts of the investee are amortized.  We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment.  In the event that the loss in value of an investment is “other than temporary”, we record a charge to earnings to adjust the carrying value to fair value. Estimates of future cash flows that would be used to determine fair value include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) probabilities assigned to different cash flow scenarios.  A significant change in these underlying assumptions could result in an impairment charge.  There were no impairments of our equity investments for the years ended December 31, 2015, 2014 or 2013.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency.  The functional currency of our operations in BORCO and St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the consolidated statements of operations.  The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2015, 2014 and 2013.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment: (i) on an annual basis each year or (ii) on an interim basis if circumstances indicate it is more likely than not the fair value of a reporting unit is less than its fair value.  In the fourth quarter of 2015, we changed the date of our annual goodwill impairment test for all of our reporting units from January 1st to October 31st. The change is preferable because it better aligns our goodwill impairment testing procedures with our annual budget process and alleviates resource constraints in connection with the year-end and financial reporting process. Due to significant judgments and estimates that are utilized in a goodwill impairment analysis, we determined it was impracticable to objectively determine operating and valuation estimates as of each October 31st for periods prior to October 31, 2015. As a result, we prospectively applied the change in the annual impairment test date as of October 31, 2015. The change in accounting principle does not delay, accelerate, or avoid an impairment charge.

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.  A reporting unit is a business segment or one level below a business segment for which discrete financial information is available and regularly reviewed by segment management.  Our reporting units are our business segments, with the exception of our Global Marine Terminals segment.  Our reporting units to which goodwill has been allocated in our Global Marine Terminals segment consist of the following: (i) our operations in the Caribbean and New York Harbor; and (ii) our operations in Buckeye Texas Partners LLC (“Buckeye Texas”).

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, outside the continental U.S., our operations at BORCO and St. Lucia are exempt from income taxes.  Our operations at BORCO are tax exempt by the Bahamian government pursuant to concessions granted under the Hawksbill Creek Agreement between the Government of The Bahamas and the Grand Bahama Port Authority.  These concessions have been extended through May 2016, and whether, and on what terms, to further extend those concessions is currently under review by the Bahamian Government. Our operations in St. Lucia are exempt from income taxes and duties pursuant to concessions granted under the terms of a tax concession agreement effective in 2007 and in effect for a minimum of 50 years.  Our operations at the Yabucoa terminal are subject to income taxes within the Commonwealth of Puerto Rico.  Buckeye Caribbean Terminals LLC (“Buckeye Caribbean”) files annual income tax returns with the Puerto Rico Treasury Department and in 2002, was granted partial exemption under the Tax Incentives Act of 1998 (the “Act”).  Under the current terms of the grant, Buckeye Caribbean is subject to an income tax rate of 4% to 7% on industrial development income.  The grant also provides additional exemptions as follows: (i) 90% exempt from real and personal property taxes; (ii) 60% exempt from municipal taxes on industrial development income; and (iii) 100% exempt from excise taxes imposed under Subtitle C of the Puerto Rico Internal Revenue Code, to the extent provided in Section 6(c) of the Act.  This favorable tax rate is scheduled to expire in 2022.

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

Our current and deferred income tax expense (benefit) was $1.6 million and ($0.7) million, respectively, for the year ended December 31, 2015, $0.7 million and $(0.2) million, respectively, for the year ended December 31, 2014 and $0.7 million and $0.4 million, respectively, for the year ended December 31, 2013.  We have no unrecognized tax benefits related to uncertain tax positions.

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

Inventories

We generally maintain two types of inventory.  Our Merchant Services segment principally maintains refined petroleum products inventory, consisting of gasoline, propane, ethanol, biodiesel and middle distillates, such as heating oil, diesel fuel and kerosene.  Inventory is valued at the lower of weighted average cost or net realizable value, unless such inventories are hedged.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Hedged inventory is adjusted for the effects of applying fair value hedge accounting.

We also maintain, principally within our Domestic Pipelines & Terminals segment, an inventory of materials and supplies such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items that are valued at the lower of weighted average cost or net realizable value.

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

Noncontrolling Interests

The consolidated balance sheets and statements of operations include noncontrolling interests that relate primarily to Buckeye Texas, Buckeye Pipe Line Services Company (“Services Company”) and the Sabina crude butadiene pipeline (the “Sabina Pipeline”) that are not owned by Buckeye. In April 2015, our operating subsidiary, Buckeye Pipe Line Holdings, L.P. (“BPH”), purchased from Kealine LLC the remaining 10% ownership interest in Buckeye Aviation (Memphis) LLC, formerly known as WesPac Pipelines - Memphis LLC. As a result, of the acquisition, we now own 100% of Buckeye Aviation (Memphis) LLC. See Note 3 for further information.

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

Property, Plant and Equipment

We record property, plant and equipment at its original acquisition cost.  Property, plant and equipment consist primarily of pipelines, storage, terminalling and processing facilities, jetties, subsea pipelines and docks, and pumping and station equipment.  Generally, we depreciate property, plant and equipment based on the straight-line method over the estimated useful lives, except for land.  See Note 9 for the depreciation life of our assets.

Additions to property, plant and equipment, including maintenance and expansion and cost reduction capital expenditures, are recorded at cost.  Maintenance capital expenditures maintain and enhance the safety and integrity of our pipelines, terminals, storage and processing facilities, and related assets, and expansion and cost reduction capital expenditures expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities.  We charge repairs to expense in the period incurred. The cost of property, plant and equipment sold or retired and the related depreciation, except for certain pipeline system assets, are removed from our consolidated balance sheet in the period of sale or disposition, and any resulting gain or loss is included in earnings.  For our pipeline system assets, we generally charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal.  When a separately identifiable group of assets, such as a stand-alone pipeline system is sold, we will recognize a gain or loss in our consolidated statements of operations for the difference between the cash received and the net book value of the assets sold.

Recent Accounting Developments

Financial Instruments. In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The guidance is effective for annual reporting periods beginning after December 15 2017, and interim periods within those annual periods, with early adoption permitted for certain amendments. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Income Taxes. In November 2015, the FASB issued guidance to simplify the presentation of deferred taxes in the statement of financial position. The amendment requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. The guidance can be applied retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We expect to adopt this guidance on January 1, 2016. We do not believe our adoption will have a material impact on our consolidated financial statements or on our disclosures.

Business Combinations. In September 2015, the FASB issued guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The amendments require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. This eliminates the requirement to retrospectively account for such adjustments. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We adopted this guidance in the fourth quarter of 2015, which did not have a material impact on our consolidated financial statements or on our disclosures.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory. In July 2015, the FASB issued guidance to simplify the measurement of inventory. The amendments require inventory to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We adopted this guidance in the fourth quarter of 2015, which did not have a material impact on our consolidated financial statements or on our disclosures.

Revenue from Contracts with Customers. In July 2015, the FASB deferred the effective date of guidance that was originally issued in May 2014 to clarify principles used to recognize revenue for all entities. The guidance is now effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, entities will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and/or allocating the transaction price to each separate performance obligation. We expect to adopt this guidance on January 1, 2018, and we are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Debt Issuance Costs. In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued clarifying guidance allowing entities to present debt issuance costs related to line-of-credit arrangements as an asset, which must be subsequently amortized ratably over the term of the arrangement. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We adopted this guidance in the fourth quarter of 2015, which resulted in the retrospective adjustment to our prior period consolidated balance sheet. See “Basis of Presentation and Principles of Consolidation” and “Debt Issuance Costs” above for additional information.

Consolidations. In February 2015, the FASB issued guidance changing the criteria for reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, while also eliminating the presumption that a general partner should consolidate a limited partnership. These provisions are effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We adopted this guidance on January 1, 2015. Our adoption did not have a material impact on our consolidated financial statements as there were no changes to the entities consolidated as a result of the adoption of this guidance.

Revenue Recognition

Domestic Pipelines & Terminals segment.  Revenue from pipeline operations is comprised of tariffs and fees associated with the transportation of liquid petroleum products or crude oil at published tariffs as well as revenue associated with line leases for committed capacity on a particular system.  Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs.  Revenue associated with line leases is recognized ratably over the respective lease terms, regardless of whether the capacity is actually utilized, and is subject to take-or-pay arrangements.  All pipeline tariff and fee revenue is based upon actual volumes and rates.  As is common in the industry, our tariffs incorporate loss allocation or loss allowance factors that are intended to, among other things, offset losses due to evaporation, measurement and other product losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value at the time the variance occurred, and the result is recorded as either an increase or decrease to transportation and other service revenue.  In addition, we have certain agreements that require counterparties to ship a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume is shipped or when the counterparty’s ability to meet the minimum volume commitment has expired.

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

Global Marine Terminals segment.  Revenue from terminalling and storage operations is recognized as the services are performed.  Storage and terminalling revenue includes storage fees, which are generated when we provide storage capacity, and terminalling or throughput fees, which are generated when we receive liquid petroleum products from sea going vessels, pipelines, trucks, or rail and redeliver such products to customers through marine applications, truck-loading racks, and pipelines.  We generate revenue through a combination of storage capacity, terminalling and tolling service arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized.  Terminalling fees are recognized as the liquid petroleum product exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck-loading rack or vessel.  Tolling agreement fees are recognized ratably over the term of the contract and are based on minimum volume and product specification requirements. In addition, we have agreements that require counterparties to throughput a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume exits the terminal or when the counterparty’s ability to meet the minimum volume has expired.  Revenue from other ancillary services is recognized in the accounting period in which the services are rendered.

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

Unit-Based Compensation

We award unit-based compensation to employees and directors primarily under the LTIP.  All unit-based payments to employees under the LTIP, including grants of phantom units and performance units, are recognized in our consolidated statements of operations based on their fair values.  The fair values of both the performance unit and phantom unit grants are based on the average market price of our LP Units on the date of grant as adjusted for certain market-based conditions.  Compensation expense equal to the fair value of those performance unit and phantom unit awards that are expected to vest is estimated and recorded over the period the grants are earned, which is the vesting period.  Compensation expense estimates are updated periodically.  The vesting of the performance unit awards is also contingent upon the attainment of predetermined performance goals.  Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period.

Variable Interest Entities

We evaluate our financial interests in business enterprises to determine if they represent variable interest entities of which we are the primary beneficiary.  If such criteria are met (as discussed above in “Basis of Presentation and Principles of Consolidation”), we reflect these entities as consolidated subsidiaries.  There were no changes to the entities consolidated for the year ended December 31, 2015.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of the new accounting guidance in 2015 (as discussed above in “Recent Accounting Developments”), we concluded that Buckeye Texas and Sabina Pipeline are VIEs of which we are the primary beneficiary. We own an 80% interest in Buckeye Texas (see Note 3 for more information) and also own a 63% interest in Sabina Pipeline. Third party or affiliate ownership interests in our consolidated VIEs are presented as noncontrolling interests.

3.  ACQUISITIONS AND DISPOSITION

Business Combinations

2015 Transactions

Pennsauken pipeline acquisition

In December 2015, we acquired a pipeline and associated tanks and other infrastructure in Pennsauken, New Jersey for $5.3 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of December 31, 2015 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Property, plant and equipment	5,287
Goodwill	2,372
Environmental liabilities	(2,372)
Allocated purchase price	$5,287

Unaudited Pro forma Financial Results for the Pennsauken pipeline acquisition

Our consolidated statements of operations do not include earnings from the pipeline and associated tanks and other infrastructure prior to December 10, 2015, the effective acquisition date of these assets. The preparation of unaudited pro forma financial information for the pipeline and associated tanks and other infrastructure is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the year ended December 31, 2015.

Springfield pipeline and terminal acquisitions

In March and May 2015, we acquired a terminal and pipeline in Springfield, Massachusetts from ExxonMobil Oil Corporation (“ExxonMobil”) for an aggregate $7.7 million.  The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the acquired assets with our existing operations and the economic value attributable to optimizing, modernizing and commercializing the asset from this acquisition. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of December 31, 2015 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Property, plant and equipment	$3,951
Goodwill	8,254
Asset retirement obligation	(4,200)
Environmental liabilities	(293)
Allocated purchase price	$7,712

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro forma Financial Results for the Springfield pipeline and terminal acquisition

Our consolidated statements of operations do not include earnings from the pipeline and terminal acquired from ExxonMobil prior to March 31, 2015 and May 5, 2015, the effective acquisition dates of the terminal and pipeline acquired from ExxonMobil, respectively. The preparation of unaudited pro forma financial information for the terminal and pipeline acquired from ExxonMobil is impracticable due to the fact that ExxonMobil historically operated the assets as part of its integrated distribution network and, therefore, meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the year ended December 31, 2015.

2014 Transaction

In September 2014, we acquired an 80% interest in Buckeye Texas, a newly-formed entity, for $816.1 million, net of cash acquired of $15.0 million and working capital and capital expenditure adjustments of $4.9 million required by the contribution agreement with Trafigura Corpus Christi Holdings Inc. (the “Buckeye Texas Partners Transaction”).  Buckeye Texas and its subsidiaries, which are owned jointly with Trafigura Trading LLC, formerly known as Trafigura AG (“Trafigura”), own and operate a vertically integrated system of midstream assets, which include five vessel berths, including three deep-water docks, two 25,000 barrels per day condensate splitters, approximately 6.0 million barrels of liquid petroleum products storage capacity, including a refrigerated and compressed liquefied petroleum gas (“LPG”) storage complex, along with rail and truck loading/unloading capabilities. The platform also comprises three field gathering facilities with associated storage in the Eagle Ford play and pipeline connectivity that allow Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi. These assets form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the processing complex in Corpus Christi. At the time of acquisition most of the significant assets mentioned were under construction. Construction of the significant assets and commissioning activities were recently completed in late November 2015. The initial build-out of these facilities was funded through additional partnership contributions by us and Trafigura based on our respective ownership interests.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Trafigura that support substantially all the capacity and cash flows expected from these assets.  At the time of acquisition, we concluded Buckeye Texas is a VIE of which we are the primary beneficiary.  In making this conclusion, we evaluated the activities that significantly impact the economics of the VIE, including our role to perform all services reasonably required to construct, operate and maintain the assets.  We consolidated Buckeye Texas due to our conclusion that Buckeye Texas is a VIE of which we are the primary beneficiary.  The operations of these assets are reported in the Global Marine Terminals segment.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro forma Financial Results for the Buckeye Texas Partners Transaction

Our consolidated statements of operations do not include earnings from the assets acquired from Trafigura prior to September 16, 2014, the effective acquisition date of the Buckeye Texas Partners Transaction. The preparation of unaudited pro forma financial information for the Buckeye Texas Partners Transaction is impracticable due to the fact that the construction of significant assets and commissioning activities were recently completed in late November 2015, therefore, meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the year ended December 31, 2014, as significant assets were still under construction.

2013 Transaction

In December 2013, we acquired certain wholesale distribution contracts and 20 liquid petroleum products terminals with total storage capacity of approximately 39 million barrels from Hess Corporation (“Hess”) for $856.4 million, net of cash acquired (the “Hess Terminals Acquisition”).  The 19 domestic terminals are located primarily in major metropolitan locations along the U.S. East Coast and have approximately 29 million barrels of aggregate liquid petroleum products storage capacity, including approximately 15 million barrels of capacity strategically located in New York Harbor.  These terminals have access to products supplied by marine vessels and barges as well as pipelines.  Excluding the Port Reading and Raritan Bay terminals, which are reported as part of our Global Marine Terminals segment, the operations of these domestic terminals acquired from Hess are reported in our Domestic Pipelines & Terminals segment.  The terminal on St. Lucia in the Caribbean has approximately 10 million barrels of crude oil and refined petroleum products storage capacity with deep-water access, and its operations are reported in our Global Marine Terminals segment.  The operations relating to the wholesale distribution contracts are reported in our Merchant Services segment.  We allocated $6.0 million of goodwill resulting from the Hess Terminals Acquisition to the Domestic Pipelines & Terminals reporting unit due to expected growth opportunities from one of the domestic terminals with high throughput volumes.  The remaining $3.4 million of goodwill was allocated to the Merchant Services reporting unit as it relates to the wholesale distribution contracts, which will enhance our wholesale distribution and rack marketing business.  Concurrent with this acquisition, we entered into multi-year storage and throughput commitments with Hess.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro forma Financial Results for Hess Terminals Acquisition

Our consolidated statements of operations do not include earnings from the terminals acquired from Hess (the “Hess Terminals”) prior to December 11, 2013, the effective date of the Hess Terminals Acquisition.  The preparation of unaudited pro forma financial information for the Hess Terminals Acquisition is impracticable due to the fact that Hess historically operated the domestic terminals primarily as part of its integrated distribution network and therefore, meaningful historical revenue information is not available.  The following table summarizes revenue and net income related to the assets acquired from Hess included in our consolidated statements of operations for the year ended December 31, 2013 (in thousands):

Revenue	$8,734
Net income (1)	(7,657)
____________________________

(1)	Includes transition expenses of $11.8 million.

Acquisition of Remaining Interest in WesPac Pipelines - Memphis LLC

In April 2015, our operating subsidiary, BPH, purchased from Kealine LLC for $10.0 million the remaining 10% ownership interest in Buckeye Aviation (Memphis) LLC, formerly known as WesPac Pipelines - Memphis LLC (“Buckeye Memphis”), which was accounted for as an equity transaction.  As a result of the acquisition, we now own 100% of Buckeye Memphis. Previously, in April 2014, BPH had purchased an additional 10% ownership interest in Buckeye Memphis for $9.5 million, increasing our ownership interest in Buckeye Memphis from 80% to 90%, and in April 2013, BPH had purchased an additional 10% ownership interest in Buckeye Memphis for $9.7 million, increasing our ownership interest in Buckeye Memphis from 70% to 80%.  The acquisitions were accounted for as equity transactions since BPH retained controlling interest in Buckeye Memphis.

Disposition

In December 2014, we completed the sale of all of the outstanding limited liability company interests in Lodi, our Natural Gas Storage business, to Brookfield Infrastructure and its institutional partners (“Brookfield”) for $102.6 million in cash, net of expenses and working capital adjustments of $2.4 million.  Refer to Note 4 and Note 5 for further information.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  DISCONTINUED OPERATIONS

In December 2013, the Board approved a plan to divest our Natural Gas Storage disposal group. In December 2014, we completed the sale of our Natural Gas Storage disposal group for $102.6 million in cash, net of expenses and working capital adjustments of $2.4 million.  We reported the final working capital adjustments recorded in the first quarter of 2015 as discontinued operations for the year ended December 31, 2015 and we have reported the results of operations for the disposal group as discontinued operations for the years ended December 31, 2014 and 2013. We recorded asset impairment charges of $23.4 million and $169.0 million within “Loss from discontinued operations” on our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.  See Note 5 and Note 18 for further discussion.

The following table summarizes the results from discontinued operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$25,862	$55,757
Depreciation and amortization	—	—	7,608
Loss from discontinued operations	(857)	(59,641)	(187,174)

5.  ASSET IMPAIRMENTS

Natural Gas Storage Disposal Group

In connection with the classification of our Natural Gas Storage disposal group as held for sale in December 2013 we performed a valuation to measure the disposal group at fair value less costs to sell (see Note 18 for more information).  The estimated fair value less costs to sell was determined to be less than its carrying value, which resulted in the recognition of a non-cash asset impairment charge of $169.0 million in the fourth quarter of 2013, which included the write-down of long-lived assets.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage disposal group.  As a result of the execution of the purchase and sale agreement, subsequent changes in the carrying value of the net assets of our Natural Gas Storage disposal group and the completed sale in December 2014 (as discussed in Note 4), we recorded additional non-cash asset impairment charges of $23.4 million during the year ended December 31, 2014.  We recorded these asset impairment charges within “Loss from discontinued operations” on our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.  Refer to Note 18 for further discussion.

NORCO Pipeline System

During the third and fourth quarters of 2012, management performed extensive integrity tests on a portion of our NORCO pipeline system, consisting of approximately 169 miles of liquid petroleum products pipelines and related assets in Indiana and Illinois. Upon completion of the integrity tests in the fourth quarter of 2012, management determined that projected integrity costs, which included work required to maintain the line to our integrity standards, were in excess of the amounts that would be recoverable through operation of the line and proposed the abandonment of this portion of our NORCO pipeline system.  On December 13, 2012, the Board approved management’s plan.  Based on the determination to abandon this pipeline, we were able to estimate the settlement date for the asset retirement obligation and therefore recorded a liability of $12.1 million as of December 31, 2012 for our estimated costs of abandonment, which we began incurring in 2013. We also compared the undiscounted future cash flows to the carrying value of the assets, including the asset retirement cost associated with the removal and decommissioning of the pipeline.  Since the carrying value exceeded the undiscounted cash flows, we estimated the fair value of the assets using the expected present value of future cash flows to be minimal and recorded a $60.0 million non-cash asset impairment charge in December 2012 in our Domestic Pipelines & Terminals segment.  In January 2013, we ceased operations on the affected portion of the system. In 2014, we recorded a $3.8 million reduction in our ARO due to revised estimated costs of abandonment. The ARO represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including assumptions about methods of abandonment to be employed and our requirements in applicable rights-of-way agreements.

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

Pennsauken Allisions.  Our terminal located in Pennsauken, New Jersey suffered two allisions in the second half of 2014.  The first occurred on August 5, 2014, when a vessel allided with our terminal’s “Ship Dock.”  We immediately “arrested” the vessel and commenced litigation against its owner. Security for our claim was provided by the vessel owner’s insurers, in the amount of $19.0 million, reserving all of their defenses. The vessel owners soon stipulated to liability, so the only issue in dispute is the amount of Buckeye’s damages, which is now the subject of discovery.  Reconstruction of the Ship Dock was completed in July 2015 and service has since resumed. The aggregate cost to reconstruct the dock was approximately $8.0 million. The second incident occurred on October 5, 2014, when a tug and barge struck and damaged the Pennsauken terminal's “Barge Dock.”  The tug and barge owners have commenced proceedings to limit their liability to $1.0 million and $5.0 million, respectively. We have filed claims in the limitation proceedings for the reconstruction of the Barge Dock and response costs, together amounting to approximately $7.0 million. We have suffered and continue to suffer loss-of-use damages as a result of the above allisions, as the two incidents together impacted the ability of vessels of a certain size and/or carrying certain products to call at the terminal. In order to mitigate these business losses, we made modifications to two other berths at a cost of $1.4 million. Recovery for both the mitigation costs and business losses is being sought jointly from all of the respective responsible parties. We are insured for loss of use, subject to a 30 day deductible. Our insurers have been involved in the recovery efforts. In 2015, we received insurance recoveries of $5.1 million related to the loss of use of our terminal, which we have recognized within “Transportation, storage and other services” in our consolidated statement of operations.

BORCO Jetty.  On May 25, 2012, a ship, Cape Bari, allided with a jetty at our BORCO facility while berthing, causing damage to portions of the jetty.  Buckeye has insurance to cover this loss, subject to a $5.0 million deductible.  On May 26, 2012, we commenced legal proceedings in The Bahamas against the vessel’s owner and the vessel to obtain security for the cost of repairs and other losses incurred as a result of the incident.  Full security for our claim has been provided by the vessel owner’s insurers, reserving all of their defenses.  We also have notified the customer on whose behalf the vessel was at the BORCO facility that we intend to hold them responsible for all damages and losses resulting from the incident pursuant to the terms of an agreement between the parties.  Any disputes between us and our customer on this matter are subject to arbitration in New York, New York, and arbitration has commenced.

The vessel owner has claimed that it is entitled to limit its liability to $17.0 million, but we are contesting the right of the vessel owner to such limitation.  The Bahamas court of first instance denied the vessel owner the right to limit its liability for the incident, leaving the vessel owner responsible for all provable damages.  The vessel owner appealed, and The Bahamas Court of Appeals reversed, holding that the vessel owner may limit its liability.  Our application for leave to appeal the Court of Appeals’ decision to the Privy Council was granted, the hearing occurred on February 23, 2016 and we await that decision.  We can express no view on whether The Bahamas Court of Appeals decision ultimately will be affirmed or reversed.

We experienced no material interruption of service at the BORCO facility as a result of the incident, and the repairs and reconstruction of the damaged sections are complete.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate cost to repair and reconstruct the damaged portions of the jetty and pursue recovery in court has been $23.0 million.  We recorded a loss on disposal due to the assets destroyed in the incident and other related costs incurred; however, since we believe recovery of our losses is probable, we recorded a corresponding receivable.  As of December 31, 2015, we had a $6.4 million receivable included in “Other non-current assets” in our consolidated balance sheet, representing claims for reimbursement of the deductible and other third-party expenses.  Additionally, we have received insurance reimbursements of $16.0 million, and to the extent the aggregate proceeds from the recovery of our losses is in excess of the carrying value of the destroyed assets or other costs incurred, we will recognize a gain when such proceeds are received and are not refundable.  Our insurers have paid most of the claim and are now parties in The Bahamas litigation.  As of December 31, 2015, no gain had been recognized; however, we recorded a $14.1 million deferred gain in “Accrued and other current liabilities” in our consolidated balance sheet, representing excess proceeds received over the loss on disposal and other costs incurred.

On May 12, 2014, the vessel owner filed a third-party complaint against BORCO and a BORCO subsidiary, Borco Towing Company Limited, alleging negligence by the pilots and tugs that assisted the Cape Bari berthing. We have investigated these allegations and believe that we have defenses and intend to defend ourselves and pursue our claims against the vessel owner. BORCO and Borco Towing Company Limited are insured for the alleged liability, subject to an applicable deductible, and the liability insurers are participating in the defense. The main proceeding and third-party actions have been consolidated and are expected to go to trial in May 2016.

Buckeye Texas Partners Contractor Dispute.  Buckeye Texas Processing LLC, a wholly owned subsidiary of Buckeye Texas, is party to a contract with Ventech Engineers USA, LLC (“Ventech”). The contract required Ventech to design, supply, fabricate, and install two condensate splitters in Corpus Christi, Texas (the “Splitter Project”). Ventech’s primary subcontractor on the Splitter Project was Bay, Ltd. (“Bay”). Certain disputes arose on the Splitter Project relating to payment, delays, cost overruns, defective work, and other issues. On October 14, 2015, Bay filed a lawsuit in Harris County District Court against us and Ventech, claiming breach of contract, fraud, and other causes of action primarily premised on alleged non-payment of amounts due on the Splitter Project. We also believe that, if the matter is not resolved, Ventech may claim that it is also owed additional money for its work on the Splitter Project. We disagree with assertions that we owe Ventech and Bay additional amounts and, if resolution cannot be reached, we intend to pursue claims against Ventech and Bay relating to the delays, cost overruns, defective work, and other issues on the Splitter Project. In addition, Ventech provided a bond on the Splitter Project that may help to satisfy some of our losses. Our damages may exceed the damages claimed by Ventech and Bay. The parties have agreed to mediate to seek to resolve the disputes between them, and settlement discussions are ongoing.

Federal Energy Regulatory Commission (“FERC”) Proceedings

FERC Docket No. OR12-28-000 — Airlines Complaint against Buckeye Pipe Line Company, L.P. (“BPLC”) New York City Jet Fuel Rates.  On September 20, 2012, a complaint was filed with FERC by Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways challenging BPLC’s rates for transportation of jet fuel from New Jersey to three New York City airports.  The complaint was not directed at BPLC’s rates for service to other destinations and did not involve pipeline systems and terminals owned by Buckeye’s other operating subsidiaries. The complaint challenged these jet fuel transportation rates as generating revenues in excess of costs and thus being “unjust and unreasonable” under the Interstate Commerce Act. On February 22, 2013, FERC issued an order setting the airline complaint in Docket (“Dkt.”) No. OR12-28-000 for hearing, but holding the hearing in abeyance and setting the dispute for settlement procedures before a settlement judge. On March 8, 2013, an order was issued consolidating, for settlement purposes, this complaint proceeding with the proceeding regarding BPLC’s application for market-based rates in the New York City market in Dkt. No. OR13-3-000 (discussed below), and settlement discussions under the supervision of the FERC settlement judge continued until April 1, 2014, when it was reported that the parties had been unable to reach a settlement. As a result, the matter proceeded to hearing, which was concluded on April 1, 2015. As a result of developments in ongoing settlement talks regarding Dkt. Nos. OR12-28-000, OR13-3-000 (discussed below) and OR 14-41-000 (discussed below), we recorded an accrual and a corresponding reduction in revenue in the amount of $40.0 million for the year ended December 31, 2014 in our Domestic Pipelines & Terminals segment based upon a settlement offer made by BPLC to satisfy the claims for alleged past excessive charges through December 31, 2014.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In parallel with the hearing in the OR12-28-000 proceeding, BPLC and the airlines continued to pursue settlement. On June 19, 2015, BPLC and the airlines submitted an Offer of Settlement at the FERC (the “Settlement”) to resolve the complaints in Dkt. Nos. OR12-28-000, et al. and OR14-41-000, as well as BPLC’s application in Dkt. No. OR13-3-000. Under the terms of the Settlement, BPLC agreed to reduce its jet fuel rates prospectively, to make settlement payments to the airlines, to install facilities to increase the flexibility and capacity of its system in shipping jet fuel to John F. Kennedy International Airport, and to resolve its application in Dkt. No. OR13-3-000 as described further below. As a result of submission of the Settlement, we recorded an additional accrual and corresponding reduction in revenue in the amount of $15.2 million during the year ended December 31, 2015 in our Domestic Pipelines & Terminals segment, which, together with the previously recorded $40.0 million reduction in revenue, represented anticipated settlement payments and other expenses associated with the Settlement. On September 29, 2015, the FERC approved the Settlement without modification. On October 1, 2015, BPLC filed a tariff to implement the terms of the Settlement, including the agreed-upon reductions in jet fuel rates effective November 1, 2015 (the “Settlement Tariff”) in Dkt. No. IS16-7-000. On October 16, 2015, a jet fuel marketer and three airlines not parties to the Settlement protested the tariff, alleging that certain provisions of an incentive rate program provided for in the Settlement are unduly discriminatory (the “Protest”). On October 30, 2015, the FERC rejected the Protest on the merits and accepted the Settlement Tariff, permitting the reduced rates to go into effect on November 1, 2015. On October 29, 2015, the same jet fuel marketer and airlines sought late intervention and rehearing at the FERC to challenge the FERC’s approval of the Settlement, alleging, on a basis similar to the Protest, that certain provisions of the Settlement’s incentive rate program are unduly discriminatory. BPLC and the settling airlines responded that the Protest's claims were invalid and untimely. On December 2, 2015, the FERC denied the late intervention request, which had the effect of barring the rehearing request. During the quarter ended December 31, 2015, we made payments of $52.8 million related to the Settlement.

FERC Docket No. OR14-41-000 — American Airlines Complaint against BPLC New York City Jet Fuel Rates.  On September 17, 2014, a complaint was filed with FERC by American Airlines, raising claims similar to the Dkt. No. OR12-28-000 complaint (see above). As noted above, the Settlement to resolve this complaint was approved by the FERC on September 29, 2015.

FERC Docket No. OR13-3-000 — BPLC’s Market-Based Rate Application.  On October 15, 2012, BPLC filed an application with FERC seeking authority to charge market-based rates for deliveries of liquid petroleum products to the New York City-area market (the “Application”).  In the Application, BPLC sought to charge market-based rates from its three origin points in northeastern New Jersey to its five destinations on its Long Island System, including deliveries of jet fuel to the Newark, LaGuardia, and JFK airports. On December 14, 2012, Delta Air Lines, JetBlue Airways, United/Continental Air Lines, and US Airways filed a joint intervention and protest challenging the Application and requesting its rejection.  Following further pleadings, on February 28, 2013, FERC set the Application for hearing but held the hearing in abeyance and set the dispute for settlement procedures before a settlement judge.

After unsuccessful settlement talks, litigation as to the Application proceeded separately from the complaint proceeding. Prior to the hearing, the airlines and BPLC reached an agreement in principle, and as noted above, submitted an Offer of Settlement to the FERC to resolve the airlines’ objections to the Application. Under the terms of the Settlement, BPLC agreed, inter alia, to withdraw the portions of the Application addressing transportation of jet fuel within the New York City market, including transportation of jet fuel to the three airports, while remaining free to pursue market-based rates for transportation of other refined petroleum products to other destinations within the New York City market. As noted above, the Settlement was approved by the FERC on September 29, 2015, and on October 5, 2015, BPLC filed a notice withdrawing the Application except as to the transportation of other refined petroleum products from Linden, New Jersey to Inwood and Long Island City, New York. On February 11, 2016, BPLC submitted a joint motion with  the support of FERC Trial Staff requesting that FERC waive the issuance of an initial decision, and instead issue an order addressing the revised application of BPLC, based on evidence submitted by Commission Trial Staff and BPLC, both of whose additional evidence found that BPLC lacked significant market power over the transportation of other refined petroleum products from Linden, New Jersey to Inwood and Long Island City, New York.  FERC has not yet issued an order in response to the filing submitted on February 11, 2016.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $6.2 million, $3.0 million and $3.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of December 31, 2015 and 2014, we recorded environmental remediation liabilities of $48.0 million and $52.3 million, respectively.  See Notes 13 and 15 for further information.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At December 31, 2015 and 2014, we had $10.9 million and $13.6 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

Leases —Where We are Lessee

We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Rental expense is charged to operating expenses on a straight-line basis over the period of expected benefit.  Contingent rental payments are expensed as incurred.  Total rental expense for the years ended December 31, 2015, 2014 and 2013 was $31.0 million, $26.9 million and $24.9 million, respectively.  The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31st (in thousands):

	Office Space and Other	Equipment (1)	Land Leases (2)	Total

2016	$3,885	$4,010	$2,398	$10,293
2017	3,984	986	2,398	7,368
2018	3,132	—	2,398	5,530
2019	2,927	—	2,398	5,325
2020	3,008	—	2,398	5,406
Thereafter	3,404	—	89,865	93,269
Total	$20,340	$4,996	$101,855	$127,191
____________________________

(1)	Includes BORCO facility leases for tugboats and a barge in our Global Marine Terminals segment.

(2)	Includes leases for properties in connection with both the jetty and inland dock operations in the Global Marine Terminals segment.

Additionally, our rights-of-way payments for the years ended December 31, 2015, 2014 and 2013 were $7.0 million, $6.5 million and $6.1 million, respectively; and are subject to an annual escalation for the remaining life of all pipelines and terminals.

7.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	December 31,
	2015	2014

Liquid petroleum products (1)	$174,232	$226,898
Materials and supplies	18,760	16,577
Total inventories	$192,992	$243,475
____________________________

(1)	Ending inventory was 153.3 million and 140.3 million gallons of liquid petroleum products at December 31, 2015 and 2014, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 and 2014, approximately 89% and 90% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of weighted average cost method or net realizable value.

8.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2015	2014

Prepaid insurance	$12,779	$9,918
Unbilled revenue	4,047	3,556
Prepaid taxes	4,842	2,492
Escrow deposits	21,360	—
Other	5,043	9,089
Total prepaid and other current assets	$48,071	$25,055

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	Estimated Useful Lives (Years)	December 31,
		2015	2014

Land	N/A	$669,130	$655,847
Rights-of-way	(1)	107,293	104,754
Buildings and leasehold improvements	13-50	235,872	364,704
Jetties, subsea pipeline and docks	20-50	629,677	485,523
Gas storage facility	25-50	2,349	2,229
Pipelines and terminals	7-50	4,616,080	4,306,472
Vehicles, equipment and office furnishings	3-20	117,494	103,253
Processing facilities	30-50	557,853	—
Construction in progress	N/A	141,153	445,165
Total property, plant and equipment		7,076,901	6,467,947
Less: Accumulated depreciation		(874,820)	(732,160)
Total property, plant and equipment, net		$6,202,081	$5,735,787
____________________________

(1)	Rights-of-way assets are depreciated over the useful life of the related pipeline assets.

Depreciation expense was $158.7 million, $148.4 million and $122.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EQUITY INVESTMENTS

The following table presents our equity investments, all included within the Domestic Pipelines & Terminals segment, at the dates indicated (in thousands):

		December 31,
	Ownership	2015	2014

West Shore Pipe Line Company	34.6%	$60,441	$57,123
Muskegon Pipeline LLC	40.0%	13,599	16,175
Transport4, LLC	25.0%	459	503
South Portland Terminal LLC	50.0%	9,629	9,048
Total equity investments		$84,128	$82,849

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

West Shore Pipe Line Company	$7,070	$8,621	$4,176
Muskegon Pipeline LLC	(2,876)	1,059	(77)
Transport4, LLC	606	470	361
South Portland Terminal LLC	1,581	1,115	783
Total earnings from equity investments	$6,381	$11,265	$5,243

Summarized combined financial information for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee financial information in thousands):

	December 31,
	2015	2014
BALANCE SHEET DATA:
Current assets	$26,910	$62,437
Noncurrent assets	126,456	109,347
Total assets	$153,366	$171,784

Current liabilities	$11,474	$28,242
Other liabilities	43,344	50,598
Combined equity	98,548	92,944
Total liabilities and combined equity	$153,366	$171,784

	Year Ended December 31,
	2015	2014	2013
INCOME STATEMENT DATA:
Revenue	$92,501	$88,417	$79,266
Costs and expenses	(56,906)	(48,563)	(58,697)
Non-operating expense	(15,903)	(13,826)	(6,808)
Net income	$19,692	$26,028	$13,761

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by segment are as follows at the dates indicated (in thousands):

	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Total

January 1, 2014	$279,615	$537,894	$3,991	$821,500
Acquisition (1)	—	172,632	—	172,632
Purchase price adjustments (2)	(335)	(930)	508	(757)
December 31, 2014	279,280	709,596	4,499	993,375
Acquisition (1)	10,626	—	—	10,626
Purchase price adjustments (2)	—	(5,253)	—	(5,253)
December 31, 2015	$289,906	$704,343	$4,499	$998,748
____________________________

(1)	See Note 3 for discussion of our acquisitions.

(2)
Goodwill is recorded at the acquisition date based on preliminary fair value information.  Subsequent to the acquisition but not to exceed one year from the acquisition date, we record any material adjustments to the initial estimate in the reporting period in which the adjustment amounts are determined based on new information obtained about facts and circumstances that existed as of the acquisition date. During 2014, we recorded adjustments to the purchase price allocations for the Perth Amboy facility and Hess Terminals acquisitions.  During 2015, we recorded adjustments to the purchase price allocations for the Buckeye Texas Partners Transaction. See Note 3 for discussion of our acquisitions.

For our annual goodwill impairment test as of October 31, 2015, we performed quantitative assessments to determine the fair value of each of our reporting units.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value.  Prior to the current year change in our goodwill annual impairment test date, our annual goodwill impairment tests were performed as of January 1st. For our January 1, 2015 goodwill impairment test, we performed a qualitative assessment to determine whether the fair value of the Domestic Pipelines & Terminals reporting unit was more likely than not less than the carrying value.  Based on economic conditions and industry and market considerations, we determined the fair value of the reporting unit exceeded the carrying value; therefore, the quantitative impairment test was not required. Additionally, we performed quantitative assessments to determine the fair value of each of the remaining reporting units.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value.  Therefore, we did not record any goodwill impairment for the years ended December 31, 2015 and 2014. See Note 2 for further discussion of the change of our annual impairment test date.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of the following at the dates indicated (in thousands):

	December 31,
	2015	2014

Customer relationships	$231,620	$231,620
Accumulated amortization	(70,349)	(57,246)
Net carrying amount	161,271	174,374

Customer contracts	395,690	446,233
Accumulated amortization	(65,589)	(66,683)
Net carrying amount	330,101	379,550
Total intangible assets, net	$491,372	$553,924

For the years ended December 31, 2015, 2014 and 2013, amortization expense related to intangible assets was $62.6 million, $47.4 million and $24.4 million, respectively.  Amortization expense related to intangible assets is expected to be $68.0 million for 2016, $66.6 million for 2017, $65.7 million for 2018, $64.9 million for 2019 and $64.9 million for 2020.

12.  OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2015	2014

Debt issuance costs, net	$4,150	$4,540
Insurance receivables related to environmental remediation reserves	4,554	8,111
Indemnification asset	—	17,720
BORCO jetty insurance receivable (see Note 6)	6,433	6,178
Pennsauken allision third party receivable (see Note 6)	—	2,769
Derivative assets	1,057	2,919
Other	25,208	25,249
Total other non-current assets	$41,402	$67,486

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2015	2014

Taxes - other than income	$28,183	$19,619
Accrued employee benefit liabilities	6,710	4,528
Accrued environmental remediation liabilities	9,164	12,315
Interest payable	56,066	57,958
Unearned revenue	27,365	23,329
Compensation and vacation	28,942	24,087
Accrued capital expenditures	79,060	31,178
Margin deposits	36,108	14,077
Unfavorable storage contracts (1)	5,979	11,071
ARO	1,360	1,067
Litigation contingency accrual (2)	2,390	40,000
Other	28,293	55,795
Total accrued and other current liabilities	$309,620	$295,024
____________________________

(1)
Amounts relate to the unfavorable storage contracts acquired in connection with the BORCO acquisition in 2011.  We recognized $11.1 million of revenue during the years ended December 31, 2015 and 2014.  Revenue to be recognized related to these unfavorable storage contracts is expected to be $6.0 million for 2016.

(2)	Amount relates to a contingent liability associated with the FERC litigation accrual. See Note 6 for further information.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  LONG-TERM DEBT

Long-term debt consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014

5.125% Notes due July 1, 2017 (1)	$125,000	$125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
2.650% Notes due November 15, 2018 (1)	400,000	400,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
4.875% Notes due February 1, 2021 (1)	650,000	650,000
4.150% Notes due July 1, 2023 (1)	500,000	500,000
4.350% Notes due October 15, 2024 (1)	300,000	300,000
6.750% Notes due August 15, 2033 (1)	150,000	150,000
5.850% Notes due November 15, 2043 (1)	400,000	400,000
5.600% Notes due October 15, 2044 (1)	300,000	300,000
Credit Facility due September 30, 2020	472,488	166,000
Unamortized discounts and debt issuance costs	(28,176)	(31,382)
Total debt	3,844,312	3,534,618
Less: Current portion of line of credit (2)	(111,488)	(166,000)
Total long-term debt	$3,732,824	$3,368,618
____________________________

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

(2)	The line of credit is classified as a current liability in our consolidated balance sheets as related funds are used to finance the Buckeye Merchant Service Companies’ current working capital needs.

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,

2016	$111,488
2017	125,000
2018	700,000
2019	275,000
2020	361,000
Thereafter	2,300,000
Total	$3,872,488

Credit Facility

In September 2014, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC (“BES”), Buckeye West Indies Holdings LP (“BWI”) and Buckeye Caribbean Terminals LLC (“BCT”), as borrowers, modified and extended (through a new credit agreement) our existing revolving credit facility with SunTrust Bank, as administrative agent, and other lenders to provide a total borrowing capacity of $1.5 billion, dated September 30, 2014 (the “Credit Facility”) of which BES, BWI and BCT, collectively the Buckeye Merchant Service Companies (“BMSC”), share a sublimit of $500.0 million. The Credit Facility's maturity date was September 30, 2019, with an option to extend the term for up to two one-year periods and a $500.0 million accordion option to increase the commitments, with the consent of the lenders. At September 2014, we had $2.7 million of remaining unamortized deferred financing costs, and we incurred additional debt issuance costs of $2.1 million in connection with the modification and extension of the Credit Facility.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2015, Buckeye and BMSC exercised their option to extend our existing Credit Facility by one year to September 30, 2020, resulting in a remaining option to extend the term for one additional year. At the time of the transaction, we had $3.4 million of remaining unamortized deferred financing costs, and we incurred additional debt issuance costs of $0.8 million in connection with the extension of the Credit Facility.  These amounts are included in “Other non-current assets” and are being amortized over the revised term of the agreement.

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

At December 31, 2015, Buckeye and BMSC collectively had $472.5 million outstanding under the Credit Facility, of which $111.5 million, attributable to BMSC, was classified as current liabilities in our consolidated balance sheet, as related funds were used to finance current working capital needs.  The weighted average interest rate for borrowings under the Credit Facility was 1.7% at December 31, 2015.  The Credit Facility includes covenants limiting, as of the last day of each fiscal quarter, the ratio of consolidated funded debt (“Funded Debt Ratio”) to consolidated EBITDA, as defined in the Credit Facility, measured for the preceding twelve months, to not more than 5.0 to 1.0.  This requirement is subject to a provision for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, depletion and amortization determined on a consolidated basis.  At December 31, 2015, our Funded Debt Ratio was 4.01 to 1.00.  At December 31, 2015, we were in compliance with the covenants under our Credit Facility.

At December 31, 2015 and 2014, we had committed $1.2 million and $0.8 million, respectively, in support of letters of credit.  The obligations for letters of credit are not reflected as debt on our consolidated balance sheets.

Note Offerings

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2015	2014

Accrued employee benefit liabilities	$42,643	$44,364
Accrued environmental remediation liabilities	38,832	39,993
Deferred consideration	23,392	16,131
Liability related to investment tax credit	—	17,720
Unfavorable storage contracts (1)	—	5,979
ARO	5,463	2,596
Derivative liabilities	703	2,620
Other	4,374	5,148
Total other non-current liabilities	$115,407	$134,551
____________________________

(1)	Amounts relate to the unfavorable storage contracts acquired in connection with the BORCO acquisition in 2011. See Note 13 for further discussion.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014

Unrealized gains on derivative instruments	$1,266	$—
Net loss on settlement of interest rate swaps, net of amortization	(92,014)	(104,165)
Adjustments to funded status of benefit plans	(7,093)	(11,123)
Total accumulated other comprehensive loss	$(97,841)	$(115,288)

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2014, we issued $300.0 million of senior unsecured notes (see Note 14 for further discussion) and also settled the related six forward-starting interest rate swaps for $51.5 million.  As a result of the interest rate swap settlement, we recognized $1.1 million hedge ineffectiveness in interest and debt expense attributable to the timing difference between when the swaps were settled and when they were forecasted to settle.  In June 2013, we issued $500.0 million of the 4.150% Notes and also settled the related six forward-starting interest rate swaps for $62.0 million.  As a result of the interest rate swap settlement, we recognized $0.9 million hedge ineffectiveness in interest and debt expense attributable to the timing difference between when the swaps were settled and when they were forecasted to settle.

During the year ended December 31, 2014 unrealized loss of $21.4 million was recorded in AOCI to reflect the change in the fair values of the forward-starting interest rate swaps.  Over the next twelve months, we expect to reclassify $12.2 million of net losses from accumulated other comprehensive loss to interest and debt expense.  The loss consists primarily of the amortization of our settled forward-starting interest rate swaps.

Commodity Derivatives

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts which we designated as fair value hedges with changes in fair value of both the futures contracts and physical inventory reflected in earnings.  Our Domestic Pipelines & Terminals segment uses exchange-traded refined petroleum contracts to hedge certain expected future transactions which we designated as cash flow hedges with the effective portion of the hedge reported in other comprehensive income (“OCI”) and reclassified into earnings when the expected future transaction affects earnings. Our Merchant Services segment entered into these contracts on behalf of our Domestic Pipelines & Terminals segment. In both cases, any gains or losses incurred on the derivative instrument that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings. Physical forward contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

The following table summarizes our commodity derivative instruments outstanding at December 31, 2015 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment

Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	13,741	1,659	Mark-to-market
Physical index derivative contracts	69,457	—	Mark-to-market
Futures contracts for refined petroleum products	13,587	2,562	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	136,458	—	Fair Value Hedge
Futures contracts for refined petroleum products	8,400	—	Cash Flow Hedge
____________________________

(1)	Volume represents absolute value of net notional volume position.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2015
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Total
Physical fixed price derivative contracts	$26,698	$—	$26,698	$(79)	$26,619
Physical index derivative contracts	87	—	87	(62)	25
Futures contracts for refined products	136,131	36,834	172,965	(121,324)	51,641
Total current derivative assets	162,916	36,834	199,750	(121,465)	78,285
Physical fixed price derivative contracts	1,057	—	1,057	—	1,057
Total non-current derivative assets	1,057	—	1,057	—	1,057
Physical fixed price derivative contracts	(535)	—	(535)	79	(456)
Physical index derivative contracts	(116)	—	(116)	62	(54)
Futures contracts for refined products	(119,506)	(1,818)	(121,324)	121,324	—
Total current derivative liabilities	(120,157)	(1,818)	(121,975)	121,465	(510)
Futures contracts for refined products	(703)	—	(703)	—	(703)
Total non-current derivative liabilities	(703)	—	(703)	—	(703)
Net derivative assets	$43,113	$35,016	$78,129	$—	$78,129
____________________________

(1)
Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists. Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

	December 31, 2014
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Total
Physical fixed price derivative contracts	$42,005	$—	$42,005	$(12)	$41,993
Physical index derivative contracts	112	—	112	(59)	53
Futures contracts for refined products	150,352	30,702	181,054	(153,911)	27,143
Total current derivative assets	192,469	30,702	223,171	(153,982)	69,189
Physical fixed price derivative contracts	2,919	—	2,919	—	2,919
Total non-current derivative assets	2,919	—	2,919	—	2,919
Physical fixed price derivative contracts	(1,502)	—	(1,502)	12	(1,490)
Physical index derivative contracts	(371)	—	(371)	59	(312)
Futures contracts for refined products	(153,911)	—	(153,911)	153,911	—
Total current derivative liabilities	(155,784)	—	(155,784)	153,982	(1,802)
Physical fixed price derivative contracts	(5)	—	(5)	—	(5)
Futures contracts for refined products	(2,615)	—	(2,615)	—	(2,615)
Total non-current derivative liabilities	(2,620)	—	(2,620)	—	(2,620)
Net derivative assets	$36,984	$30,702	$67,686	$—	$67,686
____________________________

(1)
Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists. Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our futures contracts designated as fair value hedges related to our inventory portfolio extend to the third quarter of 2016 and our futures contracts designated as cash flow hedges related to refined petroleum products extend to the first quarter of 2016. The majority of the unrealized gain at December 31, 2015, for fair value hedges of inventory and cash flow hedges related to refined petroleum products represented by futures contracts of $33.7 million and $1.3 million, respectively, will be realized by the first quarter of 2016. At December 31, 2015, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for fixed-price sales contracts noted above) varied in duration in the overall portfolio, but did not extend beyond April 2018.  In addition, at December 31, 2015, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Location	2015	2014
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$35,667	$50,293
Physical index derivative contracts	Product sales	(268)	(73)
Physical fixed price derivative contracts	Cost of product sales	12,489	4,352
Physical index derivative contracts	Cost of product sales	101	(849)
Futures contracts for refined products	Cost of product sales	(6,559)	(14,151)

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$75,974	$117,283
Physical inventory - hedged items	Cost of product sales	(83,703)	(144,142)

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$2,162	$40
Time value excluded from hedge assessment	Cost of product sales	(9,891)	(26,899)
Net loss in income		$(7,729)	$(26,859)

The change in value recognized in OCI and the losses reclassified from AOCI to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the Year Ended December 31,
	2015	2014
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$—	$(21,424)
Commodity derivatives	1,266	—
	$1,266	$(21,424)

		Loss Reclassified From AOCI to Income for the Year Ended December 31,
	Location	2015	2014
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(12,151)	$(9,753)

The unrealized gain at December 31, 2015 for refined petroleum products designated as cash flow hedges of $1.3 million will be realized and reclassified from AOCI to product sales by the first quarter of 2016, at the end of the butane blending season. The ineffective portion of the change in fair value of cash flow hedges was not material for the year ended December 31, 2015.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	December 31, 2015		December 31, 2014
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$27,676	$—	$44,912
Physical index derivative contracts	—	25	—	53
Futures contracts for refined products	51,641	—	27,143	—

Financial liabilities:
Physical fixed price derivative contracts	—	(456)	—	(1,495)
Physical index derivative contracts	—	(54)	—	(312)
Futures contracts for refined products	(703)	—	(2,615)	—
Fair value	$50,938	$27,191	$24,528	$43,158

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally-recognized credit ratings.  The Level 2 fixed price derivative assets of $27.7 million and $44.9 million as of December 31, 2015 and 2014, respectively, are net of CVA of ($0.2) million and ($0.1) million as of December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed-rate debt	$3,371,824	$3,057,945	$3,368,618	$3,465,973
Variable-rate debt	472,488	472,488	166,000	166,000
Total debt	$3,844,312	$3,530,433	$3,534,618	$3,631,973

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.  See Note 19 for additional information.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of projected benefit obligations and plan assets, and the funded status of the RIGP and the Retiree Medical Plan (“the Plans”) were as follows for the periods indicated (in thousands):

	RIGP		Retiree Medical Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$17,988	$17,180	$36,117	$35,149
Service cost	11	94	365	345
Interest cost	551	553	1,334	1,420
Plan participants’ contributions	—	—	510	456
Actuarial loss (gain)	346	770	(3,573)	(188)
Settlements	(469)	—	—	—
Benefit payments	(1,022)	(609)	(1,023)	(1,065)
Benefit obligation at end of year	$17,405	$17,988	$33,730	$36,117

Change in plan assets:
Fair value of plan assets at beginning of year	$6,743	$6,003	$—	$—
Actual return on plan assets	(373)	152	—	—
Plan participants’ contributions	—	—	510	456
Employer contributions	665	1,197	513	609
Settlements	(469)	—	—	—
Benefit payments	(1,022)	(609)	(1,023)	(1,065)
Fair value of plan assets at end of year	$5,544	$6,743	$—	$—

Funded status at end of year	$(11,861)	$(11,245)	$(33,730)	$(36,117)

Amounts recognized in our consolidated balance sheets for the Plans consist of the following at the dates indicated below (in thousands):

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2015	2014	2015	2014
Liabilities:
Accrued employee benefit liabilities - current	$—	$—	$(2,948)	$(2,998)
Accrued employee benefit liabilities - noncurrent	(11,861)	(11,245)	(30,782)	(33,119)
Total	$(11,861)	$(11,245)	$(33,730)	$(36,117)

AOCI:
Net actuarial loss	$5,804	$6,062	$1,289	$5,061
Total	$5,804	$6,062	$1,289	$5,061

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows at the dates indicated (in thousands):

	RIGP
	December 31,
	2015	2014
Projected benefit obligation	$17,405	$17,988
Accumulated benefit obligation (1)	13,357	13,602
Fair value of plan assets	5,544	6,743
____________________________

(1)	The accumulated benefit obligation does not include an assumption for future compensation increases.

The weighted average assumptions used in determining net periodic benefit cost for the Plans were as follows for the periods indicated:

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	3.3%	3.5%	2.7%	3.9%	4.4%	3.6%
Expected return on plan assets	5.8%	5.8%	5.8%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

The assumptions used in determining benefit obligations for the Plans were as follows at the dates indicated:

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2015	2014	2015	2014
Discount rate	3.5%	3.3%	4.1%	3.9%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

The discount rate reflects the rate at which benefits could be effectively settled on the measurement date.  For the years ended December 31, 2015, 2014, and 2013, the discount rate was determined based on a projection of expected cash flows from the Plans using relevant economic benchmarks available as of each year end.  The expected return on plan assets was determined based on projected long-term market returns for each asset class in which the Plans are invested, weighted by the target asset class allocations.  The rate of compensation increase represents the long-term assumption for future increases to salaries.

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2015 in the Retiree Medical Plan was 6.0% for 2016, grading down to 4.5% in 2021, and thereafter.  The assumed health care cost trend rates may have a significant effect on the amounts reported for the Retiree Medical Plan.  Based on a hypothetical 1% movement in the assumed health care cost trend rates, the change in costs would have had the following effects on the December 31, 2015 results (in thousands):

	1% Increase	1% (Decrease)
Effect on total service cost and interest cost components	$56	$(50)
Effect on postretirement benefit obligation	778	(700)

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net periodic benefit cost and other changes recognized in OCI for the Plans were as follows for the periods indicated (in thousands):

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013

Components of net periodic benefit cost:
Service cost	$11	$94	$217	$365	$345	$431
Interest cost	551	553	538	1,334	1,420	1,409
Expected return on plan assets	(334)	(333)	(393)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(1,624)
Actuarial loss due to settlements	469	—	773	—	—	—
Amortization of unrecognized loss	842	667	1,232	199	31	1,193
Net periodic benefit cost	$1,539	$981	$2,367	$1,898	$1,796	$1,409

Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$1,053	$951	$(3,298)	$(3,573)	$(188)	(7,756)
Amortization of unrecognized loss	(842)	(667)	(1,232)	(199)	(31)	(1,193)
Actuarial loss due to settlements	(469)	—	(773)	—	—	—
Amortization of prior service credit	—	—	—	—	—	1,624
Total recognized in OCI	$(258)	$284	$(5,303)	$(3,772)	$(219)	$(7,325)
Total recognized in net period benefit cost and OCI	$1,281	$1,265	$(2,936)	$(1,874)	$1,577	$(5,916)

We expect that the following amounts, currently included in OCI, for the Plans will be recognized in our consolidated statement of operations during the year ending December 31, 2016 (in thousands):

	RIGP	Retiree Medical Plan
Amortization of unrecognized loss	$923	$—

We estimate the following benefit payments, which reflect expected future service, as appropriate, will be paid for the Plans in the years indicated below as such (in thousands):

	RIGP	Retiree Medical Plan
2016	$1,827	$3,009
2017	2,147	2,946
2018	1,825	2,912
2019	1,871	2,893
2020	1,681	2,801
Thereafter	5,922	11,500

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect to contribute $4.0 million to our benefit plans in 2016.  Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements.  For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

We do not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at the dates indicated (in thousands):

	December 31, 2015		December 31, 2014
	Level 1	Level 3	Level 1	Level 3
Mutual fund - fixed-income securities	$2,759	$—	$3,107	$—
Mutual fund - money market	465	—	660	—
Coal lease	—	2,320	—	2,976
Fair value of plan assets	$3,224	$2,320	$3,767	$2,976

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

The following table summarizes the activity in our Level 3 pension assets for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance, January 1	$2,976	$3,303
Lease payments received	393	307
Unrealized loss	(656)	(327)
Transfers out of Level 3	(393)	(307)
Ending balance, December 31	$2,320	$2,976

The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual funds with the income derived with proceeds from the coal lease.  While no significant changes in the asset class allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plans

Services Company also sponsors the Retirement and Savings Plan (“RASP”) through which it provides retirement benefits for substantially all of its regular full-time employees located in the continental United States, except those covered by certain labor contracts.  The RASP consists of two components.  Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the RASP.  Under the second component, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the RASP up to 5% (or 6% if an employee has over 20 years of service) of an employee’s eligible covered salary.  Total costs of the RASP were $15.2 million, $14.0 million and $10.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Company also participates in a multi-employer retirement income plan and a multi-employer postretirement benefit plan, both of which provide retirement and health care and life insurance benefits to employees covered by certain labor contracts.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  The costs of providing these benefits, in aggregate, were $1.4 million, $1.0 million and $0.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Additionally, certain of our wholly owned subsidiaries provide a savings and retirement plan to employees.  The costs of providing these benefits, which primarily relates to BORCO, were $1.4 million, $1.4 million and $1.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Individual employees were allocated shares based upon the ratio of their eligible compensation to total eligible compensation.  Eligible compensation generally included base salary, overtime payments and certain bonuses.  All Services Company stock has been released to ESOP participants.  Total ESOP related costs charged to earnings were nominal for each of the years ended December 31, 2015, 2014, and 2013.

20.  UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the LTIP, which was approved by the Partnership’s unitholders in June 2013.  The LTIP replaced the 2009 Long-Term Incentive Plan (the “2009 Plan”), which was merged with and into the LTIP, and no further grants will be made under the 2009 Plan.  We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”).

We recognized compensation expense related to the LTIP, which includes awards under the 2009 Plan, and the Option Plan of $29.3 million, $21.5 million and $21.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

LTIP

The LTIP, which is overseen by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of phantom units, performance units and in certain cases, distribution equivalent rights (“DERs”), which provide the participant a right to receive payments based on distributions we make on our LP Units.  Phantom units are notional LP Units whose vesting is subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom units entitle a participant to receive an LP Unit without payment of an exercise price upon vesting.  Performance units are notional LP Units whose vesting is subject to the attainment of one or more performance goals, and which entitle a participant to receive LP Units without payment of an exercise price upon vesting.  DERs are rights to receive a cash payment per phantom unit or performance unit, as applicable, equal to the per unit cash distribution we pay on our LP Units.  The number of LP Units that may be granted to any one individual in a calendar year will not exceed 100,000.  If awards are forfeited, terminated or otherwise not paid in full, the LP Units underlying such awards will again be available for purposes of the LTIP.  Persons eligible to receive grants under the LTIP are (i) officers and employees of Buckeye GP and any of our affiliates who provide services to us and (ii) independent members of the Board of Directors of Buckeye GP.  Phantom units or performance units may be granted to participants at any time as determined by the Compensation Committee.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After giving effect to the issuance or forfeiture of phantom unit and performance unit awards through the year end, awards representing a total of 2,610,765 LP Units were available for issuance under the LTIP as of December 31, 2015.

Deferral Plan under the LTIP

On December 16, 2009, the Compensation Committee approved the terms of the Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”).  The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which our phantom units may be awarded in lieu of cash compensation at the election of the employee.  At December 31, 2015, 2014 and 2013, eligible employees were allowed to defer up to 50% of their 2015, 2014, and 2013 compensation award under our Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”).  Participants also receive one matching phantom unit for each Deferral Unit.  Deferral Units and their matching phantom units vest on December 15 of the second year after the year in which such units are granted.  At December 31, 2015, $3.1 million of 2015 compensation awards had been deferred, for which phantom units will be granted in 2016.  At December 31, 2014, $1.7 million of 2014 compensation awards had been deferred, for which 54,592 phantom units (including matching units) were granted during 2015.  At December 31, 2013, $2.7 million of 2013 compensation awards had been deferred, for which 75,870 phantom units (including matching units) were granted during 2014.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the year ended December 31, 2015, the Compensation Committee granted 202,176 phantom units to employees (including the 54,592 phantom units granted pursuant to the Deferral Plan discussed above), 22,001 phantom units to independent directors of Buckeye GP and 210,494 performance units to employees.  The vesting criteria for the performance units are the attainment of certain performance goals during the third year of a three-year period and remaining employed by us throughout such three-year period.

Phantom unit grantees will be paid quarterly distributions on DERs associated with phantom units over their respective vesting periods of one-year or three-years in the same amounts per phantom unit as distributions paid on our LP Units over those same one-year or three-year periods.  The amount paid with respect to phantom unit distributions was $2.6 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively.  Distributions may be paid on performance units at the end of the three-year vesting period.  In such case, DERs will be paid on the number of LP Units for which the performance units will be settled.  Quarterly distributions related to DERs associated with phantom and performance units are recorded as a reduction of our Limited Partners’ Capital on our consolidated balance sheets.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2014	813	$59.36
Granted	409	71.79
Vested	(231)	63.27
Forfeited	(85)	63.92
Unvested at December 31, 2014	906	$63.56
Granted	435	73.45
Vested	(312)	62.08
Forfeited	(18)	67.32
Unvested at December 31, 2015	1,011	$68.20
____________________________

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.  The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

At December 31, 2015, we expect to recognize $28.9 million of compensation expense related to the LTIP over a weighted average period of 1.7 years.

Unit Option and Distribution Equivalent Plan

We also sponsor the Option Plan pursuant to which we historically granted options to employees to purchase LP Units at the market price of our LP Units on the date of grant.  Generally, the options vest three years from the date of grant and expire ten years from the date of grant.  As unit options are exercised, we issue new LP Units to the holder.  We have not historically repurchased, and do not expect to repurchase in 2016, any of our LP Units.  Following the adoption of the 2009 Plan effective March 20, 2009, we ceased making additional grants under the Option Plan.

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted- Average Strike Price ($/LP Unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Outstanding at January 1, 2014	46	$47.32	2.4	$1,080
Exercised	(18)	46.62
Forfeited, cancelled or expired	(2)	$42.10

Outstanding at December 31, 2014	26	$48.18	1.6	$703
Exercised	(5)	47.38
Forfeited, cancelled or expired	(4)	46.65

Outstanding at December 31, 2015	17	$48.71	0.9	$300

Exercisable at December 31, 2015	17	$48.71	0.9	$300
____________________________

(1)
Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in 2015 and the exercise price, multiplied by the number of exercisable, in-the-money options.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.5 million and $0.6 million, respectively.  At December 31, 2015 and 2014, there was no unrecognized compensation cost related to unvested options, as all options were vested as of November 24, 2011.  At December 31, 2015, 333,000 LP Units were available for grant in connection with the Option Plan.  The fair value of options vested was zero for each of the years ended December 31, 2015, 2014 and 2013, respectively.

21.  RELATED PARTY TRANSACTIONS

We are managed by Buckeye GP, our general partner.  Services Company is considered a related party with respect to us.  Services Company employees provide services to the majority of our operating subsidiaries.  Pursuant to a services agreement entered into in December 2004, our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.  As Services Company is consolidated, these amounts eliminate in consolidation.  Services Company, which is beneficially owned by the ESOP, owned 0.7 million of our LP Units (0.5% of our LP Units outstanding) as of December 31, 2015.  Distributions received by Services Company from us on such LP Units are distributed to ESOP participants for investment pursuant to the terms of the ESOP.  Distributions paid to Services Company totaled $3.2 million, $3.2 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Total distributions paid to Services Company decrease over time as Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP or otherwise choose to diversify their holdings.

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

In September 2013, 8.5 million Class B Units, which represented all of our Class B Units outstanding as of September 1, 2013, converted into LP Units on a one-for-one basis.  The conversion was required by our partnership agreement and was triggered in connection with over 4 million barrels of incremental storage capacity being placed in service since acquisition at our BORCO facility effective September 1, 2013.  No Class B Units have been issued subsequent to that date, and as a result, there were no Class B Units outstanding at December 31, 2015.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At-the-Market Offering Program

In May 2013, we entered into four separate equity distribution agreements (each an “Equity Distribution Agreement” and collectively the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC.  Under the terms of the Equity Distribution Agreements, we may offer and sell up to $300 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the applicable Equity Distribution Agreement.  Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.  During the years ended December 31, 2015, 2014 and 2013, we sold 2.2 million, 1.0 million and 0.5 million LP Units in aggregate under the Equity Distribution Agreements, received $161.5 million, $74.5 million and $33.1 million in net proceeds after deducting commissions and other related expenses, and paid $1.6 million, $0.8 million and $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreements, respectively.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding units for the periods indicated (in thousands):

	Limited Partners	Class B Units	Total

Units outstanding at January 1, 2013	90,371	7,975	98,346
LP Units issued pursuant to the Option Plan (1)	27	—	27
LP Units issued pursuant to the LTIP (1)	182	—	182
Issuance of units to institutional investors	15,526	—	15,526
Issuance of units through Equity Distribution Agreements	489	—	489
Issuance of Class B Units in lieu of quarterly cash distribution	—	494	494
Conversion of Class B Units into LP Units	8,469	(8,469)	—
Units outstanding at December 31, 2013	115,064	—	115,064
LP Units issued pursuant to the Option Plan (1)	18	—	18
LP Units issued pursuant to the LTIP (1)	198	—	198
Issuance of units to institutional investors	10,752	—	10,752
Issuance of units through Equity Distribution Agreements	1,011	—	1,011
Units outstanding at December 31, 2014	127,043	—	127,043
LP Units issued pursuant to the Option Plan (1)	5	—	5
LP Units issued pursuant to the LTIP (1)	229	—	229
Issuance of units through Equity Distribution Agreements	2,247	—	2,247
Units outstanding at December 31, 2015	129,524	—	129,524
____________________________

(1)	The number of units issued represents issuance net of tax withholding.

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

		Amount Per	Total Cash
Record Date	Payment Date	LP Unit	Distributions

February 19, 2013	February 28, 2013	$1.0375	$101,475
May 16, 2013	May 31, 2013	1.0500	102,689
August 12, 2013	August 20, 2013	1.0625	104,293
November 12, 2013	November 19, 2013	1.0750	124,051
Total			$432,508

February 18, 2014	February 25, 2014	$1.0875	$125,806
May 12, 2014	May 19, 2014	1.1000	128,042
August 18, 2014	August 25, 2014	1.1125	133,142
November 18, 2014	November 25, 2014	1.1250	143,386
Total			$530,376

February 17, 2015	February 24, 2015	$1.1375	$145,382
May 11, 2015	May 18, 2015	1.1500	147,085
August 10, 2015	August 17, 2015	1.1625	149,490
November 9, 2015	November 17, 2015	1.1750	152,175
Total			$594,132

In-kind Distributions

In-kind distributions paid to Class B unitholders of Buckeye for the periods indicated were as follows (in thousands):

Record Date	Payment Date	Units
February 19, 2013	February 28, 2013	186
May 16, 2013	May 31, 2013	163
August 12, 2013	August 20, 2013	145
Total		494

On February 12, 2016, we announced a quarterly distribution of $1.1875 per LP Unit that will be paid on March 1, 2016, to unitholders of record on February 23, 2016.  Based on the LP Units outstanding as of December 31, 2015, cash distributed to LP unitholders on March 1, 2016 will total $154.4 million.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  INCOME TAXES

As of December 31, 2015 and 2014, we had net deferred tax assets of $1.2 million and $1.3 million, respectively, for BDL. As of December 31, 2015, BDL’s net operating loss carryforwards had been fully utilized, primarily due to taxable income generated by the disposition of an ammonia pipeline in Texas, and therefore, we released the valuation allowance against the net deferred tax assets based on our assessment of projected future book and taxable income. As of December 31, 2014, we had provided a full valuation allowance against the net deferred tax assets based on the available evidence of projected future operating losses.

As of December 31, 2015 and 2014, we had net deferred tax assets of $42.3 million and $43.4 million related to Buckeye Caribbean.  As of December 31, 2015, $18.2 million of the deferred tax assets related to net operating loss carryforwards, and unless utilized, the tax benefits of the net operating loss carryforwards will expire between 2020 and 2022.  Based on available evidence, we had recorded a full valuation allowance against the net deferred tax assets upon our acquisition of Buckeye Caribbean during the year ended December 31, 2010.  However, based on our assessment at December 31, 2015 and 2014, we concluded that sufficient positive evidence exists, including the realization of book and taxable income and a forecast of future book and taxable income, to realize $1.3 million and $1.8 million of these deferred tax assets, respectively, at December 31, 2015 and 2014.

The tax effects of significant items comprising our net deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax asset:
Net operating loss carryforward	$18,236	$21,652
Property, plant and equipment - refinery	23,447	22,333
Other	3,016	2,879
Total deferred tax asset	$44,699	$46,864

Deferred tax liability:
Property, plant and equipment - terminals	$1,189	$2,124
Other	—	55
Total deferred tax liability	1,189	2,179
Net deferred tax asset	43,510	44,685
Less: Valuation allowance	(41,056)	(42,893)
Deferred taxes, net	$2,454	$1,792

We are currently not under any income tax audits or examinations.  As of December 31, 2015, BDL’s tax years from 2012 to 2015 and Buckeye Caribbean’s tax years from 2009 through 2015 were open to examination by the Internal Revenue Service and Puerto Rico Treasury Department, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  EARNINGS PER UNIT

Basic and diluted earnings per unit (includes LP Units and Class B Units in 2013) is calculated by dividing net income, after deducting the amount allocated to noncontrolling interests, by the weighted-average number of LP Units and Class B Units outstanding during the period.

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2015	2014	2013

Net income attributable to Buckeye Partners, L.P.	$437,223	$272,954	$160,273
Basic:
Weighted average units outstanding - basic	128,084	119,323	107,202
Earnings per unit - basic	$3.41	$2.29	$1.50

Diluted:
Weighted average units outstanding - basic	128,084	119,323	107,202
Dilutive effect of LP Unit options and LTIP awards granted	533	576	475
Weighted average units outstanding - diluted	128,617	119,899	107,677
Earnings per unit - diluted	$3.40	$2.28	$1.49

25.  BUSINESS SEGMENTS

We operate and report in three business segments: (i) Domestic Pipelines & Terminals (formerly known as Pipelines & Terminals); (ii) Global Marine Terminals; and (iii) Merchant Services. In December 2015, we realigned our reportable segments as a result of changes in our organizational structure. We merged our previously reported Development & Logistics segment into the Domestic Pipelines & Terminals segment. We have adjusted our prior period segment information to conform to the current year presentation.

Domestic Pipelines & Terminals

The Domestic Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, and bulk and marine terminals and transports those products to other locations for a fee and provides bulk storage and terminal throughput services.  The segment also has butane blending capabilities and provides crude oil services, including train loading/unloading, storage and throughput. This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including five terminals owned by the Merchant Services segment but operated by the Domestic Pipelines & Terminals segment, and two underground propane storage caverns. Additionally, this segment provides turn-key operations and maintenance of third-party pipelines and performs pipeline construction management services typically for cost plus a fixed fee.

Global Marine Terminals

The Global Marine Terminals segment provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading along with petroleum processing services in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  The segment has seven liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean and the New York Harbor and Corpus Christi, Texas in the United States.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buckeye Texas owns storage and marine terminalling facilities that sit along the Corpus Christi Ship Channel in Texas.  The Corpus Christi facilities have five vessel berths, including three deep-water docks, two 25,000 barrels per day condensate splitters, approximately 6.0 million barrels of liquid petroleum products storage capacity, including a refrigerated and compressed LPG storage complex, along with rail and truck loading/unloading capabilities.  The facilities have three field gathering facilities with associated storage in the Eagle Ford play and pipeline connectivity that allows Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi.  These assets form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the processing complex in Corpus Christi.  See Note 3 for further discussion.

Merchant Services

The Merchant Services segment is a wholesale distributor of petroleum products in the United States and in the Caribbean. This segment recognizes revenues when products are delivered.  The segment’s products include gasoline, natural gas liquids, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel, kerosene and fuel oil.  The segment owns five terminals, which are operated by the Domestic Pipelines & Terminals segment.  The segment’s customers consist principally of product wholesalers as well as major commercial users of these refined petroleum products.

Natural Gas Storage Disposal Group

In December 2014, we completed the sale of our Natural Gas Storage disposal group for $102.6 million in cash, net of expenses and working capital adjustments of $2.4 million.  We reported the final working capital adjustments as discontinued operations in the first quarter of 2015. We have reported the results of operations for the disposal group as discontinued operations for the years ended December 31, 2015, 2014 and 2013.  See Note 4 and Note 5 for further information.

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

The following tables summarize our financial information by each segment for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Revenue:
Domestic Pipelines & Terminals	$966,749	$938,036	$844,832
Global Marine Terminals	514,301	395,306	252,270
Merchant Services	2,037,664	5,358,626	3,990,575
Intersegment	(65,280)	(71,721)	(33,576)
Total revenue	$3,453,434	$6,620,247	$5,054,101

For the years ended December 31, 2015, 2014 and 2013, no customer contributed 10% or more of consolidated revenue.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013

Capital additions, net: (1)
Domestic Pipelines & Terminals	$218,283	$221,850	$154,667
Global Marine Terminals	375,267	248,905	206,472
Merchant Services	970	614	113
Total segment capital additions, net	594,520	471,369	361,252
Natural Gas Storage disposal group (2)	—	780	193
Total capital additions, net	$594,520	$472,149	$361,445
____________________________

(1)
Amounts represent cash paid for capital expenditures and exclude $27.5 million, $(49.8) million and $23.3 million of non-cash changes in accounts payable and accruals for capital expenditures for the years ended December 31, 2015, 2014 and 2013, respectively.  See Note 26 for supplemental cash flow information.

(2)
Assets related to the Natural Gas Storage disposal group were classified as “Assets held for sale” as of the year ended December 31, 2013.  In December 2014, we sold our Natural Gas Storage segment and its related assets.  See Note 4 for further information.

	December 31,
	2015	2014

Total Assets:
Domestic Pipelines & Terminals (1)	$3,498,883	$3,357,410
Global Marine Terminals (2)	4,500,705	4,239,792
Merchant Services	369,693	468,518
Total assets	$8,369,281	$8,065,720
____________________________

(1)	All equity investments are included in the assets of the Domestic Pipelines & Terminals segment.

(2)
The Global Marine Terminals segment’s long-lived assets consist of property, plant and equipment, goodwill, intangible assets and other non-current assets.  Total tangible long-lived assets located in our international locations were $1,506.2 million and $1,520.8 million for the years ended December 31, 2015 and 2014, respectively.

The following tables summarize our financial information for continuing operations, by major geographic area, for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Revenue:
United States	$3,115,450	$6,279,142	$4,834,991
International	337,984	341,105	219,110
Total revenue	$3,453,434	$6,620,247	$5,054,101

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Adjusted EBITDA from continuing operations:
Domestic Pipeline & Terminals	$522,196	$532,071	$486,458
Global Marine Terminals	323,840	239,556	149,740
Merchant Services	22,026	(8,059)	12,616
Adjusted EBITDA from continuing operations	$868,062	$763,568	$648,814

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$438,391	$334,498	$351,599
Less: Net income attributable to noncontrolling interests	(311)	(1,903)	(4,152)
Income from continuing operations attributable to Buckeye Partners, L.P.	438,080	332,595	347,447
Add: Interest and debt expense	171,330	171,235	130,920
Income tax expense	874	451	1,060
Depreciation and amortization (1)	221,278	196,443	147,591
Non-cash unit-based compensation expense	29,215	20,867	21,013
Acquisition and transition expense (2)	3,127	13,048	11,806
Litigation contingency accrual (3)	15,229	40,000	—
Less: Amortization of unfavorable storage contracts (4)	(11,071)	(11,071)	(11,023)
Adjusted EBITDA from continuing operations	$868,062	$763,568	$648,814
____________________________

(1)	Includes 100% of the depreciation and amortization expense of $49.3 million and $12.3 million for Buckeye Texas for the years ended December 31, 2015 and 2014, respectively.

(2)
Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of the acquired assets that are non-recurring in nature.

(3)	Represents reductions in revenue related to settlement of a FERC proceeding. See Note 6 for further discussion.

(4)	Represents the amortization of the negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BORCO acquisition.

26.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Cash paid for interest (net of capitalized interest)	$156,654	$152,201	$115,006
Cash paid for income taxes	1,705	663	510
Capitalized interest	21,257	9,903	7,007

Non-cash financing activities:
Issuance of Class B Units in lieu of quarterly cash distribution	—	—	25,687

We recorded liabilities related to capital expenditures of $87.9 million, $60.4 million, and $110.2 million at December 31, 2015, 2014, and 2013, respectively. Such amounts are not included under “Capital expenditures” on the consolidated statement of cash flows.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenue (1)	$1,088,100	$796,783	$728,384	$840,167	$3,453,434
Operating income (1)	151,802	131,019	143,560	177,735	604,116
Income from continuing operations (1)	112,021	91,326	99,947	135,097	438,391
Loss from discontinued operations (2)	(857)	—	—	—	(857)
Net income (1)	111,164	91,326	99,947	135,097	437,534
Net income attributable to Buckeye Partners, L.P. (1)	111,611	91,580	100,040	133,992	437,223

Earnings (loss) per unit - basic
Continuing operations	$0.89	$0.72	$0.78	$1.04	$3.42
Discontinued operations	(0.01)	—	—	—	(0.01)
Total	$0.88	$0.72	$0.78	$1.04	$3.41

Earnings (loss) per unit - diluted
Continuing operations	$0.88	$0.71	$0.78	$1.03	$3.41
Discontinued operations	(0.01)	—	—	—	(0.01)
Total	$0.87	$0.71	$0.78	$1.03	$3.40

2014
Revenue (1)	$1,991,829	$1,808,951	$1,573,473	$1,245,994	$6,620,247
Operating income (1)	141,273	102,166	148,941	102,967	495,347
Income from continuing operations (1)	101,539	61,939	107,008	64,012	334,498
Loss from discontinued operations (2)	(10,042)	(38,186)	(3,280)	(8,133)	(59,641)
Net income (1) (2)	91,497	23,753	103,728	55,879	274,857
Net income attributable to Buckeye Partners, L.P. (1) (2)	90,468	23,020	102,943	56,523	272,954

Earnings (loss) per unit - basic
Continuing operations	$0.87	$0.53	$0.90	$0.51	$2.79
Discontinued operations	(0.09)	(0.33)	(0.03)	(0.06)	(0.50)
Total	$0.78	$0.20	$0.87	$0.45	$2.29

Earnings (loss) per unit - diluted
Continuing operations	$0.87	$0.53	$0.89	$0.50	$2.78
Discontinued operations	(0.09)	(0.33)	(0.03)	(0.06)	(0.50)
Total	$0.78	$0.20	$0.86	$0.44	$2.28
____________________________

(1)
During the fourth quarter of 2014, second quarter of 2015 and third quarter of 2015, we recorded reductions in revenue of $40.0 million, $13.5 million and $1.7 million, respectively, related to settlement of a FERC proceeding (see Note 6).

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
During the second quarter of 2014, we recorded a $26.3 million asset impairment charge related to the Natural Gas Storage disposal group.  During the third quarter of 2014, we reduced the asset impairment charge by $5.4 million due to changes in the carrying value of the net assets of the Natural Gas Storage disposal group.  In December 2014, we recorded an additional $2.5 million asset impairment charge due to the completion of the sale. We reported the final working capital adjustments as discontinued operations in the first quarter of 2015 (see Note 4).

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2016 Annual Meeting of unitholders (the “2016 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the headings “Proposal One:  Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be set forth in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item will be set forth in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, under the heading “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.

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

10.1
Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2014).

10.2
Second Amended and Restated Agreement of Limited Partnership of Buckeye GP Holdings L.P., dated as of November 19, 2010 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 22, 2010).

10.3
Services Agreement dated as of February 21, 2013, among Buckeye Partners, L.P., certain operating subsidiaries of Buckeye Partners, L.P. and Services Company (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.4
Form of Severance Agreement for each Named Executive Officer (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

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

10.11
First Amendment to Revolving Credit Agreement dated as of December 16, 2015, by and among Buckeye Partners, L.P., Buckeye Energy Services LLC, Buckeye Caribbean Terminals LLC and Buckeye West Indies Holdings LP, as borrowers, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 18, 2015).

10.12
Form of Equity Distribution Agreement, dated May 21, 2013, among Buckeye Partners, L.P., Buckeye GP LLC and each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (Incorporated by reference to Exhibit 1.1 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on May 21, 2013).

10.13
Form of Amendment No. 1 to Equity Distribution Agreement, dated March 2, 2015, among Buckeye Partners, L.P., Buckeye GP LLC and each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC (Incorporated by reference to Exhibit 1.2 to Buckeye Partners, L.P.’s Current Report on Form 8-K filed on March 3, 2015).

* **10.14	Form of Phantom Unit Grant Agreement (Employee)

* **10.15	Form of Phantom Unit Grant Agreement (UDIP - Employee)

* **10.16	Form of Phantom Unit Grant Agreement (Director)

* **10.17	Form of Performance Unit Grant Agreement (Employee)

**12.1	Computation of Ratio of Earnings to Fixed Charges.

**21.1	List of Subsidiaries of Buckeye Partners, L.P.

**23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________________________
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

BUCKEYE PARTNERS, L.P.
(Registrant)
	By:	Buckeye GP LLC,
as General Partner

Dated: February 25, 2016	By:	/s/ CLARK C. SMITH
Clark C. Smith
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2016	By:	/s/	PIETER BAKKER
Pieter Bakker
Director

Dated: February 25, 2016	By:	/s/	BARBARA M. BAUMANN
Barbara M. Baumann
Director

Dated: February 25, 2016	By:	/s/	BARBARA J. DUGANIER
Barbara J. Duganier
Director

Dated: February 25, 2016	By:	/s/	JOSEPH A. LASALA, JR.
Joseph A. LaSala, Jr.
Director

Dated: February 25, 2016	By:	/s/	MARK C. MCKINLEY
Mark C. McKinley
Director

Dated: February 25, 2016	By:	/s/	DONALD W. NIEMIEC
Donald W. Niemiec
Director

Dated: February 25, 2016	By:	/s/	LARRY C. PAYNE
Larry C. Payne
Director

Dated: February 25, 2016	By:	/s/	OLIVER G. “RICK” RICHARD, III
Oliver “Rick” G. Richard, III
Director

Dated: February 25, 2016	By:	/s/	CLARK C. SMITH
Clark C. Smith
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Dated: February 25, 2016	By:	/s/	FRANK S. SOWINSKI
Frank S. Sowinski
Lead Independent Director

Dated: February 25, 2016	By:	/s/	KEITH E. ST.CLAIR
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 25, 2016	By:	/s/	MARTIN A. WHITE
Martin A. White
Director

Dated: February 25, 2016	By:	/s/	PATRICK L. PELTON
Patrick L. Pelton
Vice President and Controller
(Principal Accounting Officer)