Form 10-Q
period 2016-03-31
BUCKEYE PARTNERS, L.P.
filed 2016-05-06
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of April 29, 2016, there were 130,297,314 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product sales	$384,762	$740,218
Transportation, storage and other services	395,832	347,882
Total revenue	780,594	1,088,100

Costs and expenses:
Cost of product sales	368,644	717,539
Operating expenses	149,086	142,365
Depreciation and amortization	61,426	53,776
General and administrative	21,231	22,618
Total costs and expenses	600,387	936,298
Operating income	180,207	151,802

Other income (expense):
Earnings from equity investments	3,088	2,134
Interest and debt expense	(47,783)	(41,709)
Other income	80	33
Total other expense, net	(44,615)	(39,542)
Income from continuing operations before taxes	135,592	112,260
Income tax expense	(615)	(239)
Income from continuing operations	134,977	112,021
Loss from discontinued operations	—	(857)
Net income	134,977	111,164
Less: Net (income) loss attributable to noncontrolling interests	(3,864)	447
Net income attributable to Buckeye Partners, L.P.	$131,113	$111,611

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$1.01	$0.89
Discontinued operations	—	(0.01)
Total	$1.01	$0.88

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$1.01	$0.88
Discontinued operations	—	(0.01)
Total	$1.01	$0.87

Weighted average units outstanding:
Basic	129,703	127,175
Diluted	130,129	127,607

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$134,977	$111,164
Other comprehensive income:
Reclassification of derivative losses to net income	1,772	3,037
Recognition of costs related to benefit plans to net income	195	261
Total other comprehensive income	1,967	3,298
Comprehensive income	136,944	114,462
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3,864)	447
Comprehensive income attributable to Buckeye Partners, L.P.	$133,080	$114,909

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$5,681	$4,881
Accounts receivable, net	252,518	213,830
Construction and pipeline relocation receivables	12,581	13,491
Inventories	191,656	192,992
Derivative assets	12,765	78,285
Prepaid and other current assets	45,980	48,071
Total current assets	521,181	551,550

Property, plant and equipment	7,173,851	7,076,901
Less: Accumulated depreciation	(916,842)	(874,820)
Property, plant and equipment, net	6,257,009	6,202,081

Equity investments	86,692	84,128
Goodwill	998,659	998,748
Intangible assets, net	474,203	491,372
Other non-current assets	42,440	41,402
Total assets	$8,380,184	$8,369,281

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$149,600	$111,488
Accounts payable	115,447	82,691
Derivative liabilities	16,930	510
Accrued and other current liabilities	246,499	309,620
Total current liabilities	528,476	504,309

Long-term debt	3,701,717	3,732,824
Other non-current liabilities	111,024	115,407
Total liabilities	4,341,217	4,352,540

Commitments and contingencies (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (130,296,512 and 129,523,703 units outstanding as of March 31, 2016 and December 31, 2015, respectively)	3,847,854	3,833,230
Accumulated other comprehensive loss	(95,874)	(97,841)
Total Buckeye Partners, L.P. capital	3,751,980	3,735,389
Noncontrolling interests	286,987	281,352
Total partners’ capital	4,038,967	4,016,741
Total liabilities and partners’ capital	$8,380,184	$8,369,281

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$134,977	$111,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61,426	53,776
Net changes in fair value of derivatives	80,975	54,387
Amortization of unfavorable storage contracts	(2,768)	(2,768)
Earnings from equity investments	(3,088)	(2,134)
Distributions from equity investments	374	500
Other non-cash items	11,202	12,463
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	(38,405)	(7,477)
Construction and pipeline relocation receivables	1,027	3,539
Inventories	1,336	87,405
Prepaid and other current assets	(19,235)	(14,752)
Accounts payable	24,723	(12,638)
Accrued and other current liabilities	(41,927)	(41,891)
Other non-current assets	(517)	(1,898)
Other non-current liabilities	(4,054)	(2,053)
Net cash provided by operating activities	206,046	237,623
Cash flows from investing activities:
Capital expenditures	(112,345)	(134,024)
Acquisitions, net of working capital settlement	—	(2,812)
Proceeds from sale and disposition of assets	1,500	17
Escrow deposits	19,850	—
Net cash used in investing activities	(90,995)	(136,819)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	37,590	3,682
Net proceeds from exercise of Unit options	161	136
Payment of tax withholding on issuance of LTIP awards	(4,909)	(6,465)
Debt issuance costs	—	(360)
Borrowings under BPL Credit Facility	343,500	392,000
Repayments under BPL Credit Facility	(375,500)	(292,000)
Net borrowings (repayments) under BMSC Credit Facility	38,112	(70,200)
Contributions from noncontrolling interests	2,200	12,600
Distributions paid to noncontrolling interests	(1,258)	(1,908)
Distributions paid to unitholders	(154,147)	(144,294)
Net cash used in financing activities	(114,251)	(106,809)
Net increase (decrease) in cash and cash equivalents	800	(6,005)
Cash and cash equivalents — Beginning of period	4,881	8,208
Cash and cash equivalents — End of period	$5,681	$2,203

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2016	$3,833,230	$(97,841)	$281,352	$4,016,741
Net income	131,113	—	3,864	134,977
Distributions paid to unitholders	(154,928)	—	781	(154,147)
Net proceeds from issuance of LP Units	37,590	—	—	37,590
Amortization of unit-based compensation awards	6,342	—	—	6,342
Net proceeds from exercise of Unit options	161	—	—	161
Payment of tax withholding on issuance of LTIP awards	(4,909)	—	—	(4,909)
Distributions paid to noncontrolling interests	—	—	(1,258)	(1,258)
Contributions from noncontrolling interests	—	—	2,200	2,200
Other comprehensive income	—	1,967	—	1,967
Noncash accrual for distribution equivalent rights	(697)	—	—	(697)
Other	(48)	—	48	—
Partners' capital - March 31, 2016	$3,847,854	$(95,874)	$286,987	$4,038,967

Partners’ capital - January 1, 2015	$3,817,916	$(115,288)	$237,968	$3,940,596
Net income (loss)	111,611	—	(447)	111,164
Adjusted value of noncontrolling interest in acquisition	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(145,382)	—	1,088	(144,294)
Net proceeds from issuance of LP Units	3,682	—	—	3,682
Amortization of unit-based compensation awards	5,213	—	—	5,213
Net proceeds from exercise of Unit options	136	—	—	136
Payment of tax withholding on issuance of LTIP awards	(6,465)	—	—	(6,465)
Distributions paid to noncontrolling interests	—	—	(1,908)	(1,908)
Contributions from noncontrolling interests	—	—	12,600	12,600
Other comprehensive income	—	3,298	—	3,298
Noncash accrual for distribution equivalent rights	(794)	—	—	(794)
Other	400	—	(402)	(2)
Partners' capital - March 31, 2015	$3,786,317	$(111,990)	$247,679	$3,922,006

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, miles of pipeline and active products terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), formerly known as Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products. Our expansion into the Gulf Coast has added another regional hub with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.

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

We believe that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Developments

Equity-Based Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify several aspects of the accounting for employee equity-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows and classification of awards as liabilities or equity. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Amendments related to the timing of when excess tax benefits are recognized, statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Leases. In February 2016, the FASB issued guidance requiring lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. This update also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The guidance must be applied using a modified retrospective approach and is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

2. ACQUISITIONS

Business Combinations

2015 Transactions

Pennsauken pipeline acquisition

In December 2015, we acquired a pipeline and associated tanks and other infrastructure in Pennsauken, New Jersey for $5.3 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of March 31, 2016 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Property, plant and equipment	$5,287
Goodwill	2,372
Environmental liabilities	(2,372)
Allocated purchase price	$5,287

Unaudited Pro forma Financial Results for the Pennsauken pipeline acquisition

Our consolidated statements of operations do not include earnings from the pipeline and associated tanks and other infrastructure prior to December 10, 2015, the effective acquisition date of these assets. The preparation of unaudited pro forma financial information for the pipeline and associated tanks and other infrastructure is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three months ended March 31, 2016.

Springfield pipeline and terminal acquisitions

In March and May 2015, we acquired a terminal and pipeline, respectively, in Springfield, Massachusetts from ExxonMobil Oil Corporation (“ExxonMobil”) for an aggregate $7.7 million.  The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the acquired assets with our existing operations and the economic value attributable to optimizing, modernizing and commercializing the asset from this acquisition. Fair values have been developed using recognized business valuation techniques.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Property, plant and equipment	$4,040
Goodwill	8,165
Asset retirement obligation	(4,200)
Environmental liabilities	(293)
Allocated purchase price	$7,712

Unaudited Pro forma Financial Results for the Springfield pipeline and terminal acquisition

Our consolidated statements of operations do not include earnings from the terminal acquired from ExxonMobil prior to March 31, 2015, nor earnings from the pipeline acquired from ExxonMobil prior to May 5, 2015, which were the respective acquisition dates of the assets. The preparation of unaudited pro forma financial information for the terminal and pipeline acquired from ExxonMobil is impracticable due to the fact that ExxonMobil historically operated the assets as part of its integrated distribution network and, therefore, meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three months ended March 31, 2016 or 2015.

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

Buckeye Texas Partners Contractor Dispute.  Buckeye Texas Processing LLC, a wholly owned subsidiary of Buckeye Texas Partners LLC (“Buckeye Texas”), is party to a contract with Ventech Engineers USA, LLC (“Ventech”). The contract required Ventech to design, supply, fabricate, and install two condensate splitters in Corpus Christi, Texas (the “Splitter Project”). Ventech’s primary subcontractor on the Splitter Project was Bay, Ltd. (“Bay”). Certain disputes arose on the Splitter Project relating to payment, delays, cost overruns, defective work, and other issues. On October 14, 2015, Bay filed a lawsuit in Harris County District Court against us and Ventech, claiming breach of contract, fraud, and other causes of action primarily premised on alleged non-payment of amounts due on the Splitter Project.

Bay and Ventech currently claim that the amounts owed to them with respect to the Splitter Project are approximately $40.0 million in the aggregate. We disagree with the assertions that we owe Bay and Ventech any additional amounts and, in addition, have reserved our rights to dispute a portion of the amounts already paid for the Splitter Project.

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $1.6 million and $1.4 million during the three months ended March 31, 2016 and 2015, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of March 31, 2016 and December 31, 2015, we recorded environmental remediation liabilities of $47.8 million and $48.0 million, respectively.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  At March 31, 2016 and December 31, 2015, we had $10.7 million and $10.9 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Liquid petroleum products (1)	$172,193	$174,232
Materials and supplies	19,463	18,760
Total inventories	$191,656	$192,992

(1)	Ending inventory was 140.4 million and 153.3 million gallons of liquid petroleum products as of March 31, 2016 and December 31, 2015, respectively.

At both March 31, 2016 and December 31, 2015, approximately 89% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of weighted average cost method or net realizable value.

5. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
West Shore Pipe Line Company	$2,331	$1,778
Muskegon Pipeline LLC	377	87
Transport4, LLC	147	(32)
South Portland Terminal LLC	233	301
Total earnings from equity investments	$3,088	$2,134

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$22,211	$21,472
Costs and expenses	(9,678)	(9,738)
Non-operating expenses	(4,194)	(4,296)
Net income	$8,339	$7,438

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
The following table summarizes our commodity derivative instruments outstanding at March 31, 2016 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	191	1,721	Mark-to-market
Physical index derivative contracts	58,199	—	Mark-to-market
Futures contracts for refined petroleum products	2,342	2,730	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	124,278	—	Fair Value Hedge

 (1)         Volume represents absolute value of net notional volume position.

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2016
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$10,461	$1,696	$12,157	$545	$12,702
Physical index derivative contracts	126	—	126	(63)	63
Futures contracts for refined products	14,783	605	15,388	(15,388)	—
Total current derivative assets	25,370	2,301	27,671	(14,906)	12,765
Physical fixed price derivative contracts	462	—	462	(35)	427
Futures contracts for refined products	40	—	40	(40)	—
Total non-current derivative assets	502	—	502	(75)	427
Physical fixed price derivative contracts	(979)	(2,671)	(3,650)	(545)	(4,195)
Physical index derivative contracts	(132)	—	(132)	63	(69)
Futures contracts for refined products	(24,512)	(3,542)	(28,054)	15,388	(12,666)
Total current derivative liabilities	(25,623)	(6,213)	(31,836)	14,906	(16,930)
Physical fixed price derivative contracts	(72)	—	(72)	35	(37)
Futures contracts for refined products	(377)	—	(377)	40	(337)
Total non-current derivative liabilities	(449)	—	(449)	75	(374)
Net derivative liabilities	$(200)	$(3,912)	$(4,112)	$—	$(4,112)

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

Our futures contracts designated as fair value hedges related to our inventory portfolio extend to the third quarter of 2016.  The majority of the unrealized loss at March 31, 2016 for fair value hedges of inventory represented by future contracts of $2.9 million will be realized by the second quarter of 2016.  At March 31, 2016, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond November 2018.  In addition, at March 31, 2016, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended March 31,
	Location	2016	2015
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(2,255)	$7,055
Physical index derivative contracts	Product sales	(27)	(5)
Physical fixed price derivative contracts	Cost of product sales	5,115	2,639
Physical index derivative contracts	Cost of product sales	214	(156)
Futures contracts for refined products	Cost of product sales	(1,482)	8,705

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$1,613	$(17,847)
Physical inventory - hedged items	Cost of product sales	8,326	9,424

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$647	$1,066
Time value excluded from hedge assessment	Cost of product sales	9,292	(9,489)
Net gain (loss) in income		$9,939	$(8,423)

The gains and losses reclassified from accumulated other comprehensive income (“AOCI”) to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

		(Loss) Gain Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended March 31,
	Location	2016	2015
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,038)	$(3,037)
Commodity derivatives	Product Sales	1,266	—
Total		$(1,772)	$(3,037)

Over the next twelve months, we expect to reclassify $12.2 million of net losses attributable to interest rate derivative instruments from AOCI to earnings as an increase to interest and debt expense. For additional information on the net losses attributable to interest rate derivative instruments, see our Annual Report on Form 10-K for the year ended December 31, 2015.

7. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	March 31, 2016		December 31, 2015
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$13,129	$—	$27,676
Physical index derivative contracts	—	63	—	25
Futures contracts for refined products	—	—	51,641	—

Financial liabilities:
Physical fixed price derivative contracts	—	(4,232)	—	(456)
Physical index derivative contracts	—	(69)	—	(54)
Futures contracts for refined products	(13,003)	—	(703)	—
Fair value	$(13,003)	$8,891	$50,938	$27,191

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The Level 2 fixed price derivative assets of $27.7 million as of December 31, 2015 are net of CVAs of ($0.2) million.  As of March 31, 2016, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,372,717	$3,223,840	$3,371,824	$3,057,945
Variable-rate debt	478,600	478,600	472,488	472,488
Total debt	$3,851,317	$3,702,440	$3,844,312	$3,530,433

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three months ended March 31, 2016 and 2015, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

8. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The RIGP and Retiree Medical Plan are closed and have limited participation. The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$(9)	$3	$91	$91
Interest cost	127	138	333	333
Expected return on plan assets	(71)	(84)	—	—
Amortization of unrecognized losses	145	211	50	50
Net periodic benefit cost	$192	$268	$474	$474

During the three months ended March 31, 2016 and 2015, we contributed $0.8 million and $0.2 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

9. UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the Buckeye Partners, L.P. 2013 Long-Term Incentive Plan (the “LTIP”).  We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”).  These compensation plans are further discussed below.

We recognized compensation expense from continuing operations related to the LTIP and the Option Plan, of $6.3 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively.

LTIP

As of March 31, 2016, there were 2,034,819 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2015 and 2014, actual compensation awards deferred under the Deferral Plan were $3.1 million and $1.7 million, for which 139,526 and 54,592 phantom units (including matching units) were granted during the three months ended March 31, 2016 and the year ended 2015, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the three months ended March 31, 2016, the Compensation Committee of the Board granted 339,579 phantom units to employees (including the 139,526 phantom units granted pursuant to the Deferral Plan, as discussed above), 20,000 phantom units to independent directors of Buckeye GP and 271,903 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit
Unvested at January 1, 2016	1,011	$68.20
Granted	631	53.32
Vested	(254)	54.77
Forfeited	(4)	68.77
Unvested at March 31, 2016	1,384	$63.95

At March 31, 2016, $55.0 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2.2 years.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2016	17	$48.71	0.9	$300
Exercised	(4)	44.73
Forfeited, cancelled or expired	(1)	44.73
Outstanding at March 31, 2016	12	50.36	0.9	$216

Exercisable at March 31, 2016	12	$50.36	0.9	$216

(1) Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in March 2016 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during each of the three months ended March 31, 2016 and 2015 was $0.1 million.

10. PARTNERS' CAPITAL AND DISTRIBUTIONS

In March 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. Under the terms of the Equity Distribution Agreement, we may offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. This agreement replaced our prior four separate equity distribution agreements with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, which we entered into in May 2013 and, under the terms of which, we could sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms.

During the three months ended March 31, 2016, we sold approximately 0.6 million LP Units under the Equity Distribution Agreement, received $37.6 million in net proceeds after deducting commissions and other related expenses, and paid $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreement.

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye's outstanding units for the periods indicated (in thousands):

Limited Partners
Units outstanding at January 1, 2016	129,524
LP Units issued pursuant to the Option Plan (1)	4
LP Units issued pursuant to the LTIP (1)	203
Issuance of units through Equity Distribution Agreements	566
Units outstanding at March 31, 2016	130,297

(1) The number of units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $154.9 million ($1.1875 per LP Unit) and $145.4 million ($1.1375 per LP Unit) during the three months ended March 31, 2016 and 2015, respectively.

On May 6, 2016, we announced a quarterly distribution of $1.200 per LP Unit that will be paid on May 23, 2016 to unitholders of record on May 16, 2016.  Based on the LP Units outstanding as of March 31, 2016, estimated cash distributed to unitholders on May 23, 2016 will total $157.2 million.

11. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2016	2015
Net income attributable to Buckeye Partners, L.P.	$131,113	$111,611

Basic:
Weighted average units outstanding - basic	129,703	127,175

Earnings per unit - basic	$1.01	$0.88

Diluted:
Weighted average units outstanding - basic	129,703	127,175
Dilutive effect of LP Unit options and LTIP awards granted	426	432
Weighted average units outstanding - diluted	130,129	127,607

Earnings per unit - diluted	$1.01	$0.87

12. BUSINESS SEGMENTS

We operate and report in three business segments: (i) Domestic Pipelines & Terminals; (ii) Global Marine Terminals; and (iii) Merchant Services.  Each segment uses the same accounting policies as those used in the preparation of our unaudited condensed consolidated financial statements.  All inter-segment revenues, operating income and assets have been eliminated.

 Domestic Pipelines & Terminals

The Domestic Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, and bulk and marine terminals, transports those products to other locations for a fee, and provides bulk storage and terminal throughput services.  The segment also has butane blending capabilities and provides crude oil services, including train loading/unloading, storage and throughput. This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including five terminals owned by the Merchant Services segment but operated by the Domestic Pipelines & Terminals segment, and two underground propane storage caverns.  Additionally, this segment provides turn-key operations and maintenance of third-party pipelines and performs pipeline construction management services typically for cost plus a fixed fee.

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

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Domestic Pipelines & Terminals	$237,953	$243,571
Global Marine Terminals	170,064	120,984
Merchant Services	389,737	740,160
Intersegment	(17,160)	(16,615)
Total revenue	$780,594	$1,088,100

For the three months ended March 31, 2016 and 2015, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
United States	$696,889	$1,005,061
International	83,705	83,039
Total revenue	$780,594	$1,088,100

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

The following tables present Adjusted EBITDA from continuing operations by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA from continuing operations:
Domestic Pipelines & Terminals	$128,481	$130,050
Global Marine Terminals	106,623	74,418
Merchant Services	9,522	8,442
Adjusted EBITDA from continuing operations	$244,626	$212,910

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$134,977	$112,021
Less: Net (income) loss attributable to noncontrolling interests	(3,864)	447
Income from continuing operations attributable to Buckeye Partners, L.P.	131,113	112,468
Add: Interest and debt expense	47,783	41,709
Income tax expense	615	239
Depreciation and amortization (1)	61,426	53,776
Non-cash unit-based compensation expense	6,335	5,086
Acquisition and transition expense (2)	122	2,400
Less: Amortization of unfavorable storage contracts (3)	(2,768)	(2,768)
Adjusted EBITDA from continuing operations	$244,626	$212,910

(1)         Includes 100% of the depreciation and amortization expense of $16.8 million and $11.7 million for Buckeye Texas for the three months ended March 31, 2016 and 2015, respectively.
(2)        Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of the acquired assets that are non-recurring in nature.
(3)        Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash paid for interest (net of capitalized interest)	$53,234	$46,316
Cash paid for income taxes	1	232
Capitalized interest	1,011	5,924

We recorded liabilities related to capital expenditures of $76.8 million and $64.8 million at March 31, 2016 and 2015, respectively. Such amounts are not included under “Capital expenditures” within the unaudited condensed consolidated statements of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), formerly known as Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our expansion into the Gulf Coast has added another regional hub with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

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

Recent Developments

 At-the-Market Offering Program

In March 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. Under the terms of the Equity Distribution Agreement, we may offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. This agreement replaced our prior four separate equity distribution agreements with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, which we entered into in May 2013 and, under the terms of which, we could sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms.

During the three months ended March 31, 2016, we sold approximately 0.6 million LP Units under the Equity Distribution Agreement, received $37.6 million in net proceeds after deducting commissions and other related expenses, and paid $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreement.

Overview of Operating Results

Net income attributable to our unitholders was $131.1 million for the three months ended March 31, 2016, which is an increase of $19.5 million, or 17.5%, from $111.6 million for the corresponding period in 2015. Operating income was $180.2 million for the three months ended March 31, 2016, which is an increase of $28.4 million, or 18.7%, from $151.8 million for the corresponding period in 2015.

The increase in net income attributable to our unitholders was primarily the result of increased contribution from our Global Marine Terminals and Merchant Services segments. In our Global Marine Terminals, the contribution from our joint venture interest in Buckeye Texas and strong customer demand for our storage and terminalling services were the primary drivers for the increase over prior year. Strong demand for services was driven by higher utilization of our assets as a result of internal growth capital investments which increased available storage capacity and further diversified our marine asset portfolio capabilities. Additionally, our Merchant Services segment benefited from a decrease in operating expenses.

These increases in net income were partially offset by an increase in depreciation and amortization expense due to the Buckeye Texas assets, which were commissioned in the fourth quarter of 2015, in our Global Marine Terminals segment and a decrease in pipeline transportation revenue due to lower pipeline volumes in our Domestic Pipelines & Terminals segment related to market supply shifts and warmer weather.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2016	2015
Revenue	$780,594	$1,088,100
Costs and expenses	600,387	936,298
Operating income	180,207	151,802
Other expense, net	(44,615)	(39,542)
Income from continuing operations before taxes	135,592	112,260
Income tax expense	(615)	(239)
Income from continuing operations	134,977	112,021
Loss from discontinued operations	—	(857)
Net income	134,977	111,164
Less: Net (income) loss attributable to noncontrolling interests	(3,864)	447
Net income attributable to Buckeye Partners, L.P.	$131,113	$111,611

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA from continuing operations:
Domestic Pipelines & Terminals	$128,481	$130,050
Global Marine Terminals	106,623	74,418
Merchant Services	9,522	8,442
Adjusted EBITDA from continuing operations	$244,626	$212,910
Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable cash flow:
Income from continuing operations	$134,977	$112,021
Less: Net (income) loss attributable to noncontrolling interests	(3,864)	447
Income from continuing operations attributable to Buckeye Partners, L.P.	131,113	112,468
Add: Interest and debt expense	47,783	41,709
Income tax expense	615	239
Depreciation and amortization (1)	61,426	53,776
Non-cash unit-based compensation expense	6,335	5,086
Acquisition and transition expense (2)	122	2,400
Less: Amortization of unfavorable storage contracts (3)	(2,768)	(2,768)
Adjusted EBITDA from continuing operations	$244,626	$212,910
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(43,573)	(37,493)
Income tax expense, excluding non-cash taxes	(617)	(239)
Maintenance capital expenditures (4)	(21,566)	(19,430)
Distributable cash flow from continuing operations	$178,870	$155,748
_________________________
(1)   Includes 100% of the depreciation and amortization expense of $16.8 million and $11.7 million for Buckeye Texas for the three months ended March 31, 2016 and 2015, respectively.
(2)   Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of the acquired assets that are non-recurring in nature.
(3)   Represents amortization of negative fair values allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.
(4)   Represents expenditures that maintain the operating, safety and/or earnings capacity of our existing assets.

The following table presents product volumes and average tariff rates for the Domestic Pipelines & Terminals segment in barrels per day (“bpd”), percent of capacity utilization for the Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	697.0	695.0
Jet fuel	347.3	336.9
Middle distillates (1)	314.2	413.6
Other products (2)	12.3	27.5
Total pipelines throughput	1,370.8	1,473.0
Terminals:
Products throughput (3)	1,176.0	1,210.3

Pipeline average tariff (cents/bbl)	84.2	83.7

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	99%	93%

Merchant Services (in millions of gallons):
Sales volumes	352.9	424.7
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 91% and 80% for the three months ended March 31, 2016 and 2015, respectively.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Consolidated

Adjusted EBITDA was $244.6 million for the three months ended March 31, 2016, which is an increase of $31.7 million, or 14.9%, from $212.9 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily related to increased contributions from our joint venture interest in Buckeye Texas and increased storage revenue from internal growth capital investments in our Global Marine Terminals segment and a decrease in operating expenses in our Merchant Services segment. These increases were partially offset by lower pipeline transportation revenue due to a decline in pipeline volumes in our Domestic Pipelines & Terminals segment related to market supply shifts and warmer weather.

Revenue was $780.6 million for the three months ended March 31, 2016, which is a decrease of $307.5 million, or 28.3%, from $1,088.1 million for the corresponding period in 2015.  The decrease in revenue was primarily related to the decline of refined petroleum product prices and a decrease in sales volumes in our Merchant Services segment, lower pipeline transportation revenue related to a decline in pipeline volumes in our Domestic Pipelines & Terminals segment due to market supply shifts and warmer weather. These decreases in revenue were partially offset by increased storage revenue in our Global Marine Terminals segment primarily due to higher storage utilization at our terminal facilities.

Operating income was $180.2 million for the three months ended March 31, 2016, which is an increase of $28.4 million, or 18.7%, from $151.8 million for the corresponding period in 2015.  The increase in operating income was primarily due to higher contributions from the Buckeye Texas assets and increased storage revenue from internal growth capital investments in our Global Marine Terminals segment, and a decrease in operating expenses in our Merchant Services segment. The increase in operating income was partially offset by the decrease in revenue related to lower pipeline transportation revenue due to a decline in pipeline volumes in our Domestic Pipelines & Terminals segment, as well as an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets, which were commissioned in the fourth quarter of 2015, in our Global Marine Terminals segment.

Distributable cash flow was $178.9 million for the three months ended March 31, 2016, which is an increase of $23.2 million, or 14.9%, from $155.7 million for the corresponding period in 2015.  The increase in distributable cash flow was primarily related to an increase of $31.7 million in Adjusted EBITDA as described above, partially offset by a $6.1 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to lower capitalized interest associated with the initial build-out of the Buckeye Texas assets, which were commissioned in the fourth quarter of 2015, and a $2.2 million increase in maintenance capital expenditures primarily resulting from increased tank integrity project costs.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $128.5 million for the three months ended March 31, 2016, which is a decrease of $1.6 million, or 1.2%, from $130.1 million for the corresponding period in 2015.  The decrease in Adjusted EBITDA is primarily due to a $2.1 million decrease in revenue and a $0.5 million increase in operating expenses, partially offset by $1.0 million increase in earnings from equity investments. The decrease in revenue was due to a $7.2 million decrease in pipeline transportation revenue as a result of a decline in pipeline volumes and a $1.8 million decrease in project management revenue due to less activity in the current quarter compared to the prior year quarter. This decrease is partially offset by a $5.2 million increase in storage revenue primarily due to new contracts, a $1.1 million increase in product recoveries from our terminalling throughput activities, and a $0.6 million increase in revenue from capital investments in internal growth and diversification initiatives.

Pipeline volumes decreased by 6.9% due to a decline in distillate volumes reflecting lower industrial activity and warmer weather, partially offset by stronger demand for jet fuel and gasoline due to increased customer demand. Terminalling volumes decreased by 2.8% primarily due to weaker demand for distillates and the conversion of some terminalling throughput contracts to storage contracts, partially offset by new customer contracts and service offerings at select locations.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $106.6 million for the three months ended March 31, 2016, which is an increase of $32.2 million, or 43.3%, from $74.4 million for the corresponding period in 2015.  The increase in Adjusted EBITDA is primarily due to a $43.9 million increase in revenue from storage and terminalling services mainly from increased contributions from our joint venture interest in Buckeye Texas as a result of the related assets commissioned during the fourth quarter of 2015. Our internal growth capital investments, which increased available storage capacity and diversified our asset capabilities at Buckeye Texas and other marine storage assets, also increased revenue in the first quarter of 2016 primarily due to storage brought into service during the latter part of 2015. The average capacity utilization of our marine storage assets was 99% for the three months ended March 31, 2016, which is an increase from 93% in the corresponding period in 2015. This increase in Adjusted EBITDA is partially offset by an $8.5 million increase in operating expenses primarily related to the ongoing operations of the Buckeye Texas assets and a $3.2 million decrease in ancillary revenues primarily due to higher product settlement gains in the prior year period and lower berthing activity and other related ancillary revenues in the current quarter.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $9.5 million for the three months ended March 31, 2016, which is an increase of $1.1 million, or 13.1%, from $8.4 million for the corresponding period in 2015.  The positive factor impacting Adjusted EBITDA was a decrease in operating expenses.

Adjusted EBITDA was positively impacted by a $348.3 million decrease in cost of product sales, which included a $122.6 million decrease due to 16.9% lower volumes sold and a $225.7 million decrease in refined petroleum product cost due to a price decrease of $0.64 per gallon (average prices per gallon were $1.07 and $1.71 for the 2016 and 2015 periods, respectively) and a $3.3 million decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $350.5 million decrease in revenue, which included a $125.1 million decrease due to 16.9% lower volumes sold and a $225.4 million decrease in refined petroleum product sales due to a price decrease of $0.64 per gallon (average sales prices per gallon were $1.10 and $1.74 for the 2016 and 2015 periods, respectively).

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving Credit Facility dated September 30, 2014 (the “Credit Facility”) with SunTrust Bank and proceeds from the issuance of our LP Units through our at-the-market offering program.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP and Buckeye Caribbean Terminals LLC, collectively the Buckeye Merchant Service Companies (“BMSC”), fund their working capital needs principally from their own operations and their portion of our Credit Facility, which is classified as a current liability on our unaudited condensed consolidated balance sheets.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of March 31, 2016, we had a working capital deficit of $7.3 million, primarily due to borrowings under the BMSC portion of our Credit Facility, which is used to finance BMSC's current working capital needs. As of March 31, 2016, we had $1,021.4 million of additional borrowing capacity under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission that, as of March 31, 2016, had $961.9 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

Debt

At March 31, 2016, we had total fixed-rate and variable-rate debt obligations of $3,372.7 million and $478.6 million, respectively, with an aggregate fair value of $3,702.4 million. At March 31, 2016, we were in compliance with the covenants under our Credit Facility.

Equity

In March 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), under which we may offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the three months ended March 31, 2016, we sold approximately 0.6 million LP Units under the Equity Distribution Agreement, received $37.6 million in net proceeds after deducting commissions and other related expenses, and paid $0.4 million of compensation in aggregate to the agents under the Equity Distribution Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$206,046	$237,623
Investing activities	(90,995)	(136,819)
Financing activities	(114,251)	(106,809)
Net increase (decrease) in cash and cash equivalents	$800	$(6,005)

Operating Activities

Net cash provided by operating activities of $206.0 million for the three months ended March 31, 2016 primarily resulted from $135.0 million of net income and $61.4 million of depreciation and amortization expense.

Net cash provided by operating activities of $237.6 million for the three months ended March 31, 2015 primarily resulted from $111.2 million of net income, $53.8 million of depreciation and amortization expense and a $87.4 million decrease in inventory, resulting primarily from our risk management activities to minimize inventory levels and lower product costs, partially offset by an increase of $29.4 million in broker margin deposits that were driven by the change in commodity prices.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $91.0 million for the three months ended March 31, 2016 primarily resulted from $112.3 million of capital expenditures, partially offset by $19.9 million in refunded escrow deposits. Net cash used in investing activities of $136.8 million for the three months ended March 31, 2015 primarily resulted from $134.0 million of capital expenditures.  See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $114.3 million for the three months ended March 31, 2016 primarily resulted from $154.1 million of cash distributions paid to our unitholders ($1.1875 per LP Unit) partially offset by $6.1 million of net borrowings under the Credit Facility and $37.6 million of net proceeds from the issuance of 0.6 million LP Units under the Equity Distribution Agreements.

Net cash used in financing activities of $106.8 million for the three months ended March 31, 2015 primarily resulted from $144.3 million of cash distributions paid to our unitholders ($1.1375 per LP Unit), partially offset by $29.8 million of net borrowings under the Credit Facility and $3.7 million of net proceeds from the issuance of 49,000 LP Units under the Equity Distribution Agreements.

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

	Three Months Ended March 31,
	2016	2015
Maintenance capital expenditures	$21,566	$19,430
Expansion and cost reduction (1)	90,779	114,594
Total capital expenditures, net	$112,345	$134,024
____________________________

(1)
Amounts exclude accruals for capital expenditures. Expansion and cost reduction amounts including accruals for capital expenditures were $77.6 million and $124.6 million for the three months ended March 31, 2016 and 2015, respectively.

Capital expenditures decreased for the three months ended March 31, 2016, as compared to the corresponding period in 2015 primarily due to decreases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $90.8 million for the three months ended March 31, 2016, which is a decrease of $23.8 million, or 20.8%, from $114.6 million for the corresponding period in 2015. The period-over-period fluctuations in our expansion and cost reduction capital expenditures were primarily driven by the end of the major spending on our major organic growth capital projects, including the initial build-out of the Buckeye Texas assets commissioned in late November 2015. Our maintenance capital expenditures were $21.6 million for the three months ended March 31, 2016, which is an increase of $2.2 million, or 11.3%, from $19.4 million for the corresponding period in 2015. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by the timing of tank integrity projects.

We have estimated our capital expenditures as follows for the year ending December 31, 2016 (in thousands):

	2016
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$75,000	$85,000
Expansion and cost reduction	195,000	220,000
Total capital expenditures	$270,000	$305,000

Global Marine Terminals:
Maintenance capital expenditures	$25,000	$35,000
Expansion and cost reduction	105,000	130,000
Total capital expenditures (1)	$130,000	$165,000

Overall:
Maintenance capital expenditures	$100,000	$120,000
Expansion and cost reduction	300,000	350,000
Total capital expenditures	$400,000	$470,000
_________________________
(1)   Includes 100% of Buckeye Texas Partners capital expenditures.

Estimated maintenance capital expenditures include replacement of tank floors and tank roofs, pipeline integrity, marine dock structure upgrades and upgrades to station and terminalling equipment, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include the capacity expansion of our pipeline system and terminalling capacity in the Midwest, NGL storage/loading facility in Western Pennsylvania, various tank construction and conversion projects in our Global Marine Terminals and Domestic Pipelines & Terminals segments, as well as an expansion between facilities in the New York Harbor.

Off-Balance Sheet Arrangements

At March 2016, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes in that information other than as discussed below.  Also, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Fair value of contracts outstanding at January 1, 2016	$78,129
Items recognized or settled during the period	(84,153)
Fair value attributable to new deals	(6,026)
Change in fair value attributable to price movements	7,692
Change in fair value attributable to non-performance risk	246
Fair value of contracts outstanding at March 31, 2016	$(4,112)

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. In the second quarter of 2015, our Domestic Pipelines & Terminals segment entered into exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on the narrowing gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at March 31, 2016, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$168,081
Fair value assuming 10% increase in underlying commodity prices	Asset	$173,835
Fair value assuming 10% decrease in underlying commodity prices	Asset	$162,327

Foreign Currency Risk

Puerto Rico is a commonwealth country under the U.S., and uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three months ended March 31, 2016 and 2015.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.            Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 2015. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	May 6, 2016	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)