Form 10-Q
period 2016-06-30
BUCKEYE PARTNERS, L.P.
filed 2016-08-05
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of July 29, 2016, there were 131,049,226 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product sales	$364,326	$458,613	$749,088	$1,198,831
Transportation, storage and other services	412,796	338,170	808,628	686,052
Total revenue	777,122	796,783	1,557,716	1,884,883

Costs and expenses:
Cost of product sales	353,953	448,534	722,597	1,166,073
Operating expenses	147,718	141,339	296,804	283,704
Depreciation and amortization	63,322	55,598	124,748	109,374
General and administrative	22,185	20,293	43,416	42,911
Total costs and expenses	587,178	665,764	1,187,565	1,602,062
Operating income	189,944	131,019	370,151	282,821

Other income (expense):
Earnings from equity investments	2,470	2,446	5,558	4,580
Interest and debt expense	(47,834)	(41,975)	(95,617)	(83,684)
Other (expense) income	(108)	77	(28)	110
Total other expense, net	(45,472)	(39,452)	(90,087)	(78,994)
Income from continuing operations before taxes	144,472	91,567	280,064	203,827
Income tax benefit (expense)	27	(241)	(588)	(480)
Income from continuing operations	144,499	91,326	279,476	203,347
Loss from discontinued operations	—	—	—	(857)
Net income	144,499	91,326	279,476	202,490
Less: Net (income) loss attributable to noncontrolling interests	(4,043)	254	(7,907)	701
Net income attributable to Buckeye Partners, L.P.	$140,456	$91,580	$271,569	$203,191

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$1.08	$0.72	$2.09	$1.60
Discontinued operations	—	—	—	(0.01)
Total	$1.08	$0.72	$2.09	$1.59

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$1.07	$0.71	$2.08	$1.60
Discontinued operations	—	—	—	(0.01)
Total	$1.07	$0.71	$2.08	$1.59

Weighted average units outstanding:
Basic	130,494	127,650	130,099	127,414
Diluted	131,153	128,198	130,641	127,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$144,499	$91,326	$279,476	$202,490
Other comprehensive income (loss):
Unrealized losses on derivative instruments	—	(3,857)	—	(3,857)
Reclassification of derivative losses to net income	3,037	3,039	4,809	6,076
Recognition of costs related to benefit plans to net income	309	259	504	520
Total other comprehensive income (loss)	3,346	(559)	5,313	2,739
Comprehensive income	147,845	90,767	284,789	205,229
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4,043)	254	(7,907)	701
Comprehensive income attributable to Buckeye Partners, L.P.	$143,802	$91,021	$276,882	$205,930

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$14,762	$4,881
Accounts receivable, net	222,338	213,830
Construction and pipeline relocation receivables	12,315	13,491
Inventories	247,294	192,992
Derivative assets	4,423	78,285
Prepaid and other current assets	76,006	48,071
Total current assets	577,138	551,550

Property, plant and equipment	7,287,984	7,076,901
Less: Accumulated depreciation	(962,829)	(874,820)
Property, plant and equipment, net	6,325,155	6,202,081

Equity investments	87,944	84,128
Goodwill	998,659	998,748

Intangible assets	627,310	627,310
Less: Accumulated amortization	(169,991)	(135,938)
Intangible assets, net	457,319	491,372

Other non-current assets	41,977	41,402
Total assets	$8,488,192	$8,369,281

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$177,489	$111,488
Accounts payable	77,985	82,691
Derivative liabilities	16,436	510
Accrued and other current liabilities	279,897	309,620
Total current liabilities	551,807	504,309

Long-term debt	3,738,610	3,732,824
Other non-current liabilities	112,851	115,407
Total liabilities	4,403,268	4,352,540

Commitments and contingencies (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (131,048,415 and 129,523,703 units outstanding as of June 30, 2016 and December 31, 2015, respectively)	3,890,598	3,833,230
Accumulated other comprehensive loss	(92,528)	(97,841)
Total Buckeye Partners, L.P. capital	3,798,070	3,735,389
Noncontrolling interests	286,854	281,352
Total partners’ capital	4,084,924	4,016,741
Total liabilities and partners’ capital	$8,488,192	$8,369,281

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$279,476	$202,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	124,748	109,374
Litigation contingency accrual	—	13,500
Net changes in fair value of derivatives	92,242	73,238
Amortization of unfavorable storage contracts	(5,536)	(5,536)
Earnings from equity investments	(5,558)	(4,580)
Distributions from equity investments	1,594	4,258
Other non-cash items	25,498	22,761
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	(8,895)	43,848
Construction and pipeline relocation receivables	1,115	7,947
Inventories	(54,302)	(38,922)
Prepaid and other current assets	(50,694)	(43,226)
Accounts payable	(10,031)	(69,211)
Accrued and other current liabilities	(12,021)	(21,898)
Other non-current assets	(477)	2,244
Other non-current liabilities	(5,559)	(4,685)
Net cash provided by operating activities	371,600	291,602
Cash flows from investing activities:
Capital expenditures	(224,117)	(298,414)
Acquisitions, net of working capital settlement	—	(2,921)
Proceeds from sale and disposition of assets	1,775	13
Escrow deposits	19,850	—
Net cash used in investing activities	(202,492)	(301,322)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	90,182	62,414
Net proceeds from exercise of LP Unit options	300	173
Payment of tax withholding on issuance of LTIP awards	(5,082)	(6,539)
Debt issuance costs	—	(365)
Borrowings under BPL Credit Facility	691,500	832,000
Repayments under BPL Credit Facility	(687,500)	(647,000)
Net borrowings under BMSC Credit Facility	66,001	43,300
Acquisition of additional interest in Buckeye Memphis	—	(10,044)
Contributions from noncontrolling interests	2,200	30,000
Distributions paid to noncontrolling interests	(6,194)	(3,218)
Distributions paid to unitholders	(310,634)	(290,632)
Net cash (used in) provided by financing activities	(159,227)	10,089
Net increase in cash and cash equivalents	9,881	369
Cash and cash equivalents — Beginning of period	4,881	8,208
Cash and cash equivalents — End of period	$14,762	$8,577

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2016	$3,833,230	$(97,841)	$281,352	$4,016,741
Net income	271,569	—	7,907	279,476
Distributions paid to unitholders	(312,175)	—	1,541	(310,634)
Net proceeds from issuance of LP Units	90,182	—	—	90,182
Amortization of unit-based compensation awards	14,090	—	—	14,090
Net proceeds from exercise of LP Unit options	300	—	—	300
Payment of tax withholding on issuance of LTIP awards	(5,082)	—	—	(5,082)
Distributions paid to noncontrolling interests	—	—	(6,194)	(6,194)
Contributions from noncontrolling interests	—	—	2,200	2,200
Other comprehensive income	—	5,313	—	5,313
Noncash accrual for distribution equivalent rights	(1,468)	—	—	(1,468)
Other	(48)	—	48	—
Partners' capital - June 30, 2016	$3,890,598	$(92,528)	$286,854	$4,084,924

Partners’ capital - January 1, 2015	$3,817,916	$(115,288)	$237,968	$3,940,596
Net income (loss)	203,191	—	(701)	202,490
Acquisition of additional interest in Buckeye Memphis	(8,276)	—	(1,768)	(10,044)
Adjusted value of noncontrolling interest in acquisition	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(292,467)	—	1,835	(290,632)
Net proceeds from issuance of LP Units	62,414	—	—	62,414
Amortization of unit-based compensation awards	11,134	—	—	11,134
Net proceeds from exercise of LP Unit options	173	—	—	173
Payment of tax withholding on issuance of LTIP awards	(6,539)	—	—	(6,539)
Distributions paid to noncontrolling interests	—	—	(3,218)	(3,218)
Contributions from noncontrolling interests	—	—	30,000	30,000
Other comprehensive income	—	2,739	—	2,739
Noncash accrual for distribution equivalent rights	(1,361)	—	—	(1,361)
Other	366	—	(348)	18
Partners' capital - June 30, 2015	$3,786,551	$(112,549)	$262,548	$3,936,550

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our” or “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered and miles of pipeline. In addition, we own and operate one of the largest networks of active products terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), formerly known as Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products. Our expansion into the Gulf Coast has added another regional hub with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.

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

2. ACQUISITIONS

Business Combinations

2015 Transactions

Pennsauken pipeline acquisition

In December 2015, we acquired a pipeline and associated tanks and other infrastructure in Pennsauken, New Jersey for $5.3 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of June 30, 2016 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Property, plant and equipment	$5,287
Goodwill	2,372
Environmental liabilities	(2,372)
Allocated purchase price	$5,287

Unaudited Pro forma Financial Results for the Pennsauken pipeline acquisition

Our consolidated statements of operations do not include earnings from the pipeline and associated tanks and other infrastructure prior to December 10, 2015, the effective acquisition date of these assets. The preparation of unaudited pro forma financial information for the pipeline and associated tanks and other infrastructure is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and six months ended June 30, 2016.

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

Unaudited Pro forma Financial Results for the Springfield pipeline and terminal acquisition

Our consolidated statements of operations do not include earnings from the terminal acquired from ExxonMobil prior to March 31, 2015, nor earnings from the pipeline acquired from ExxonMobil prior to May 5, 2015, which were the respective acquisition dates of the assets. The preparation of unaudited pro forma financial information for the terminal and pipeline acquired from ExxonMobil is impracticable due to the fact that ExxonMobil historically operated the assets as part of its integrated distribution network and, therefore, meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and six months ended June 30, 2016 or 2015.

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

Buckeye Texas Partners Contractor Dispute.  Buckeye Texas Processing LLC, a wholly owned subsidiary of Buckeye Texas Partners LLC (“Buckeye Texas”), is party to a contract with Ventech Engineers USA, LLC (“Ventech”). The contract required Ventech to design, supply, fabricate, and install two condensate splitters in Corpus Christi, Texas (the “Splitter Project”). Ventech’s primary subcontractor on the Splitter Project was Bay, Ltd. (“Bay”). Certain disputes arose on the Splitter Project relating to payment, delays, cost overruns, defective work, and other issues. On October 14, 2015, Bay filed a lawsuit in Harris County District Court against us and Ventech, claiming breach of contract, fraud, and other causes of action primarily premised on alleged non-payment of amounts due on the Splitter Project. On February 15, 2016, Buckeye Texas filed a cross claim against Ventech claiming that Ventech and Bay were responsible for cost overruns and defective work. Buckeye Texas also alleged that Ventech was responsible for certain design defects in the Splitter Project. On June 3, 2016, Ventech filed a cross claim against Buckeye Texas primarily premised on alleged non-payment of amounts due on the Splitter Project.

On August 1, 2016, Buckeye Texas resolved the portion of the dispute related to Bay's allegations of non-payment and certain construction issues, while reserving certain rights related to design issues against Ventech and Ventech’s surety. The impact of this dispute settlement with Bay is not material to our financial condition, results of operations, and cash flows.

With respect to the remaining claims in the dispute, Ventech currently claims it is owed approximately $12.0 million. We disagree with the assertion that we owe Ventech any additional amounts and, in addition, have reserved our rights to dispute a portion of the amounts already paid for the Splitter Project.

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $2.6 million and $1.3 million during the three months ended June 30, 2016 and 2015, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  For the six months ended June 30, 2016 and 2015, we recorded operating expenses, net of insurance recoveries, of $4.2 million and $2.7 million, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings. As of June 30, 2016 and December 31, 2015, we recorded environmental remediation liabilities of $47.1 million and $48.0 million, respectively.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  At June 30, 2016 and December 31, 2015, we had $8.3 million and $10.9 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Liquid petroleum products (1)	$227,793	$174,232
Materials and supplies	19,501	18,760
Total inventories	$247,294	$192,992

(1)	Ending inventory was 152.3 million and 153.3 million gallons of liquid petroleum products as of June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, approximately 91% and 89% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of weighted average cost method or net realizable value.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Prepaid insurance	$18,520	$12,779
Margin deposits	38,069	—
Unbilled revenue	2,080	4,047
Prepaid taxes	7,689	4,842
Escrow deposits	10	21,360
Other	9,638	5,043
Total prepaid and other current assets	$76,006	$48,071

6. EQUITY INVESTMENTS

The following table presents earnings (losses) from equity investments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
West Shore Pipe Line Company	$1,565	$2,398	$3,896	$4,176
Muskegon Pipeline LLC	419	(671)	796	(584)
Transport4, LLC	226	305	373	273
South Portland Terminal LLC	260	414	493	715
Total earnings from equity investments	$2,470	$2,446	$5,558	$4,580

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$20,835	$22,874	$43,046	$44,346
Costs and expenses	(10,762)	(16,876)	(20,440)	(26,614)
Non-operating expenses	(3,089)	(3,361)	(7,283)	(7,657)
Net income	$6,984	$2,637	$15,323	$10,075

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
The following table summarizes our commodity derivative instruments outstanding at June 30, 2016 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	10,800	1,610	Mark-to-market
Physical index derivative contracts	48,603	—	Mark-to-market
Futures contracts for refined petroleum products	5,414	16,506	Mark-to-market

Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	139,020	—	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position.

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2016
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$4,004	$1,498	$5,502	$(1,097)	$4,405
Physical index derivative contracts	57	—	57	(39)	18
Futures contracts for refined products	17,988	980	18,968	(18,968)	—
Total current derivative assets	22,049	2,478	24,527	(20,104)	4,423
Physical fixed price derivative contracts	346	—	346	(6)	340
Futures contracts for refined products	183	—	183	(183)	—
Total non-current derivative assets	529	—	529	(189)	340
Physical fixed price derivative contracts	(2,620)	—	(2,620)	1,097	(1,523)
Physical index derivative contracts	(117)	—	(117)	39	(78)
Futures contracts for refined products	(29,725)	(4,078)	(33,803)	18,968	(14,835)
Total current derivative liabilities	(32,462)	(4,078)	(36,540)	20,104	(16,436)
Physical fixed price derivative contracts	(54)	—	(54)	6	(48)
Futures contracts for refined products	(3,841)	—	(3,841)	183	(3,658)
Total non-current derivative liabilities	(3,895)	—	(3,895)	189	(3,706)
Net derivative liabilities	$(13,779)	$(1,600)	$(15,379)	$—	$(15,379)

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

Our futures contracts designated as fair value hedges related to our inventory portfolio extend to the first quarter of 2017.  The unrealized loss at June 30, 2016 for fair value hedges of inventory represented by future contracts of $3.1 million will be realized by the first quarter of 2017.  At June 30, 2016, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2018.  In addition, at June 30, 2016, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(5,309)	$(3,126)	$(7,564)	$3,929
Physical index derivative contracts	Product sales	15	(5)	(12)	(10)
Physical fixed price derivative contracts	Cost of product sales	2,371	3,952	7,486	6,591
Physical index derivative contracts	Cost of product sales	(51)	220	163	64
Futures contracts for refined products	Cost of product sales	6,115	4,878	4,633	13,583

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(28,568)	$(14,708)	$(26,955)	$(32,555)
Physical inventory - hedged items	Cost of product sales	31,681	11,152	40,007	20,576

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(660)	$(1,216)	$(13)	$(150)
Time value excluded from hedge assessment	Cost of product sales	3,773	(2,340)	13,065	(11,829)
Net gain (loss) in income		$3,113	$(3,556)	$13,052	$(11,979)

The change in value recognized in other comprehensive income (“OCI”) and the losses reclassified from accumulated other comprehensive income (“AOCI”) to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Loss Recognized in OCI on Derivatives for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments:
Commodity derivatives	—	(3,857)	—	(3,857)
Total	$—	$(3,857)	$—	$(3,857)

		(Loss) Gain Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,037)	$(3,039)	$(6,075)	$(6,076)
Commodity derivatives	Product Sales	—	—	1,266	—
Total		$(3,037)	$(3,039)	$(4,809)	$(6,076)

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

8. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	June 30, 2016		December 31, 2015
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$4,745	$—	$27,676
Physical index derivative contracts	—	18	—	25
Futures contracts for refined products	—	—	51,641	—

Financial liabilities:
Physical fixed price derivative contracts	—	(1,571)	—	(456)
Physical index derivative contracts	—	(78)	—	(54)
Futures contracts for refined products	(18,493)	—	(703)	—
Fair value	$(18,493)	$3,114	$50,938	$27,191

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,373,610	$3,441,293	$3,371,824	$3,057,945
Variable-rate debt	542,489	542,489	472,488	472,488
Total debt	$3,916,099	$3,983,782	$3,844,312	$3,530,433

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and 2015, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three and six months ended June 30, 2016 and 2015, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The RIGP and Retiree Medical Plan are closed and have limited participation. The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$(8)	$3	$70	$91
Interest cost	83	138	322	334
Expected return on plan assets	(57)	(83)	—	—
Amortization of unrecognized losses	116	210	(50)	49
Actuarial loss due to settlements	243	—	—	—
Net periodic benefit cost	$377	$268	$342	$474

	RIGP		Retiree Medical Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$(17)	$6	$161	$182
Interest cost	210	276	655	667
Expected return on plan assets	(128)	(167)	—	—
Amortization of unrecognized losses	261	421	—	99
Actuarial loss due to settlements	243	—	—	—
Net periodic benefit cost	$569	$536	$816	$948

During the three months ended June 30, 2016 and 2015, we contributed $0.2 million and $0.5 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.  For the six months ended June 30, 2016 and 2015, we contributed $1.0 million and $0.7 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

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

We recognized compensation expense from continuing operations related to the LTIP and the Option Plan, of $7.7 million and $5.9 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we recognized compensation expense of $14.1 million and $11.0 million, respectively.

LTIP

As of June 30, 2016, there were 2,035,472 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2015 and 2014, actual compensation awards deferred under the Deferral Plan were $3.1 million and $1.7 million, for which 139,526 and 54,592 phantom units (including matching units) were granted during the six months ended June 30, 2016 and the year ended 2015, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2016, the Compensation Committee of the Board granted 340,919 phantom units to employees (including the 139,526 phantom units granted pursuant to the Deferral Plan, as discussed above), 20,000 phantom units to independent directors of Buckeye GP and 273,243 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit
Unvested at January 1, 2016	1,011	$68.20
Granted	634	53.39
Vested	(265)	55.16
Forfeited	(5)	68.14
Unvested at June 30, 2016	1,375	$63.97

At June 30, 2016, $50.2 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2.0 years.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2016	17	$48.71	0.9	$300
Exercised	(6)	47.17
Forfeited, cancelled or expired	(1)	44.73
Outstanding at June 30, 2016	10	50.36	0.6	$191

Exercisable at June 30, 2016	10	$50.36	0.6	$191

(1)
Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in June 2016 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during each of the six months ended June 30, 2016 and 2015 was $0.1 million.

11. PARTNERS' CAPITAL AND DISTRIBUTIONS

In March 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. Under the terms of the Equity Distribution Agreement, we may offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of Buckeye or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. This agreement replaced our prior four separate equity distribution agreements with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, which we entered into in May 2013 and, under the terms of which, we could sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms.

During the six months ended June 30, 2016, we sold approximately 1.3 million LP Units under the Equity Distribution Agreement and received $90.2 million in net proceeds after deducting commissions and other related expenses, including $0.9 million of compensation paid in aggregate to the agents under the Equity Distribution Agreement.

Summary of Changes in Outstanding LP Units

The following is a summary of changes in Buckeye's outstanding LP Units for the periods indicated (in thousands):

Limited Partners
LP Units outstanding at January 1, 2016	129,524
LP Units issued pursuant to the Option Plan (1)	6
LP Units issued pursuant to the LTIP (1)	211
Issuance of LP Units through Equity Distribution Agreements	1,307
LP Units outstanding at June 30, 2016	131,048

(1) The number of LP Units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $312.2 million ($2.3875 per LP Unit) and $292.5 million ($2.2875 per LP Unit) during the six months ended June 30, 2016 and 2015, respectively.

On August 5, 2016, we announced a quarterly distribution of $1.2125 per LP Unit that will be paid on August 22, 2016 to unitholders of record on August 15, 2016.  Based on the LP Units outstanding as of June 30, 2016, estimated cash distributed to unitholders on August 22, 2016 will total $159.8 million.

12. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Buckeye Partners, L.P.	$140,456	$91,580	$271,569	$203,191

Basic:
Weighted average units outstanding - basic	130,494	127,650	130,099	127,414

Earnings per unit - basic	$1.08	$0.72	$2.09	$1.59

Diluted:
Weighted average units outstanding - basic	130,494	127,650	130,099	127,414
Dilutive effect of LP Unit options and LTIP awards granted	659	548	542	490
Weighted average units outstanding - diluted	131,153	128,198	130,641	127,904

Earnings per unit - diluted	$1.07	$0.71	$2.08	$1.59

13. BUSINESS SEGMENTS

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

Global Marine Terminals

The Global Marine Terminals segment provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading along with petroleum processing services in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  The segment has seven liquid petroleum product terminals located in The Bahamas, Puerto Rico and St. Lucia in the Caribbean, as well as the New York Harbor and Corpus Christi, Texas in the United States.

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

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Domestic Pipelines & Terminals	$249,979	$224,654	$487,932	$468,225
Global Marine Terminals	169,517	124,590	339,581	245,574
Merchant Services	369,408	460,156	759,145	1,200,316
Intersegment	(11,782)	(12,617)	(28,942)	(29,232)
Total revenue	$777,122	$796,783	$1,557,716	$1,884,883

For the three and six months ended June 30, 2016 and 2015, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$692,154	$709,115	$1,389,042	$1,714,177
International	84,968	87,668	168,674	170,706
Total revenue	$777,122	$796,783	$1,557,716	$1,884,883

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

The following tables present Adjusted EBITDA from continuing operations by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA from continuing operations:
Domestic Pipelines & Terminals	$141,979	$125,013	$270,460	$255,063
Global Marine Terminals	108,382	78,705	215,005	153,123
Merchant Services	6,228	2,763	15,750	11,205
Adjusted EBITDA from continuing operations	$256,589	$206,481	$501,215	$419,391

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$144,499	$91,326	$279,476	$203,347
Less: Net (income) loss attributable to noncontrolling interests	(4,043)	254	(7,907)	701
Income from continuing operations attributable to Buckeye Partners, L.P.	140,456	91,580	271,569	204,048
Add: Interest and debt expense	47,834	41,975	95,617	83,684
Income tax (benefit) expense	(27)	241	588	480
Depreciation and amortization (1)	63,322	55,598	124,748	109,374
Non-cash unit-based compensation expense	7,724	5,895	14,059	10,981
Acquisition and transition expense (2)	48	460	170	2,860
Litigation contingency accrual (3)	—	13,500	—	13,500
Less: Amortization of unfavorable storage contracts (4)	(2,768)	(2,768)	(5,536)	(5,536)
Adjusted EBITDA from continuing operations	$256,589	$206,481	$501,215	$419,391

(1)
Includes 100% of the depreciation and amortization expense of $17.2 million and $10.8 million for Buckeye Texas for the three months ended June 30, 2016 and 2015, respectively, and $34.0 million and $22.5 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of the acquired assets.

(3)	Represents reductions in revenue related to settlement of a Federal Energy Regulatory Commission (“FERC”) proceeding.

(4)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash paid for interest (net of capitalized interest)	$87,277	$77,156
Cash paid for income taxes	577	780
Capitalized interest	2,085	11,975

Liabilities related to capital projects outstanding at June 30, 2016 and 2015 of $79.5 million and $66.8 million, respectively, are not included under “Capital expenditures” within the unaudited condensed consolidated statements of cash flows.

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

Overview of Business

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in this Report, unless otherwise indicated, “we,” “us,” “our” or “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

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

Recent Developments

 At-the-Market Offering Program

In March 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. Under the terms of the Equity Distribution Agreement, we may offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of Buckeye or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. This agreement replaced our prior four separate equity distribution agreements with each of Wells Fargo Securities, LLC, Barclays Capital Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, which we entered into in May 2013 and, under the terms of which, we could sell up to $300.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms.

During the six months ended June 30, 2016, we sold approximately 1.3 million LP Units under the Equity Distribution Agreement and received $90.2 million in net proceeds after deducting commissions and other related expenses, including $0.9 million of compensation paid in aggregate to the agents under the Equity Distribution Agreement.

Overview of Operating Results

Net income attributable to our unitholders was $271.6 million for the six months ended June 30, 2016, which was an increase of $68.4 million, or 33.7%, from $203.2 million for the corresponding period in 2015. Operating income was $370.2 million for the six months ended June 30, 2016, which was an increase of $87.4 million, or 30.9%, from $282.8 million for the corresponding period in 2015.

The increase in net income attributable to our unitholders was the result of increased contributions from each of our business segments. Our Global Marine Terminals segment benefited from higher asset utilization due to strong customer demand for our storage, throughput and terminalling services over the prior year, as well as increased available storage capacity as a result of internal growth and diversification capital investments. In our Domestic Pipelines & Terminals segment, increases in terminalling storage and throughput revenue, pipeline transportation and product recoveries, reflecting higher capacity utilization, were the primary drivers for the increase over the prior year. Additionally, our Merchant Services segment benefited from lower inventory costs due to more effective supply management.

These increases in net income attributable to our unitholders were partially offset by increases in depreciation and amortization expense due to the commissioning of the Buckeye Texas assets in our Global Marine Terminals segment during the fourth quarter of 2015, as well as an increase in interest and debt expense due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$777,122	$796,783	$1,557,716	$1,884,883
Costs and expenses	587,178	665,764	1,187,565	1,602,062
Operating income	189,944	131,019	370,151	282,821
Other expense, net	(45,472)	(39,452)	(90,087)	(78,994)
Income from continuing operations before taxes	144,472	91,567	280,064	203,827
Income tax benefit (expense)	27	(241)	(588)	(480)
Income from continuing operations	144,499	91,326	279,476	203,347
Loss from discontinued operations	—	—	—	(857)
Net income	144,499	91,326	279,476	202,490
Less: Net (income) loss attributable to noncontrolling interests	(4,043)	254	(7,907)	701
Net income attributable to Buckeye Partners, L.P.	$140,456	$91,580	$271,569	$203,191

Non-GAAP Financial Measures

Adjusted EBITDA is the primary measure used by our senior management, including our Chief Executive Officer, to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare cash generating performance of Buckeye from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.  Adjusted EBITDA and distributable cash flow eliminate: (i) non-cash expenses, including but not limited to, depreciation and amortization expense resulting from the significant capital investments we make in our businesses and from intangible assets recognized in business combinations; (ii) charges for obligations expected to be settled with the issuance of equity instruments; and (iii) items that are not indicative of our core operating performance results and business outlook.

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable GAAP financial measure, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA from continuing operations:
Domestic Pipelines & Terminals	$141,979	$125,013	$270,460	$255,063
Global Marine Terminals	108,382	78,705	215,005	153,123
Merchant Services	6,228	2,763	15,750	11,205
Adjusted EBITDA from continuing operations	$256,589	$206,481	$501,215	$419,391
Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable cash flow:
Income from continuing operations	$144,499	$91,326	$279,476	$203,347
Less: Net (income) loss attributable to noncontrolling interests	(4,043)	254	(7,907)	701
Income from continuing operations attributable to Buckeye Partners, L.P.	140,456	91,580	271,569	204,048
Add: Interest and debt expense	47,834	41,975	95,617	83,684
Income tax (benefit) expense	(27)	241	588	480
Depreciation and amortization (1)	63,322	55,598	124,748	109,374
Non-cash unit-based compensation expense	7,724	5,895	14,059	10,981
Acquisition and transition expense (2)	48	460	170	2,860
Litigation contingency accrual (3)	—	13,500	—	13,500
Less: Amortization of unfavorable storage contracts (4)	(2,768)	(2,768)	(5,536)	(5,536)
Adjusted EBITDA from continuing operations	$256,589	$206,481	$501,215	$419,391
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(43,624)	(37,760)	(87,197)	(75,253)
Income tax benefit (expense), excluding non-cash taxes	29	(241)	(588)	(480)
Maintenance capital expenditures (5)	(29,881)	(23,584)	(51,447)	(43,014)
Distributable cash flow from continuing operations	$183,113	$144,896	$361,983	$300,644
_________________________

(1)
Includes 100% of the depreciation and amortization expense of $17.2 million and $10.8 million for Buckeye Texas for the three months ended June 30, 2016 and 2015, respectively, and $34.0 million and $22.5 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Acquisition and transition expense consists of transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of the acquired assets.

(3)	Represents reductions in revenue related to settlement of a FERC proceeding.

(4)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

(5)	Represents expenditures that maintain the operating, safety and/or earnings capacity of our existing assets.

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, percent of capacity utilization for our Global Marine Terminals segment and total volumes sold in gallons for our Merchant Services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	803.1	764.1	750.2	729.7
Jet fuel	366.4	374.0	356.8	355.5
Middle distillates (1)	258.9	308.9	286.5	361.0
Other products (2)	22.4	40.6	17.3	34.1
Total throughput	1,450.8	1,487.6	1,410.8	1,480.3
Terminals:
Throughput (3)	1,278.5	1,267.0	1,227.2	1,238.9

Pipeline average tariff (cents/bbl)	86.0	82.4	85.1	83.1

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	99%	96%	99%	95%

Merchant Services (in millions of gallons):
Sales volumes	260.9	247.7	613.8	672.4
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 91% and 84% for the three months ended June 30, 2016 and 2015, respectively, and approximately 91% and 82% for the six months ended June 30, 2016 and 2015, respectively.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Consolidated

Income from continuing operations was $144.5 million for the three months ended June 30, 2016, which was an increase of $53.2 million, or 58.3%, from $91.3 million for the corresponding period in 2015.  The increase in income from continuing operations was primarily due to higher storage revenues, reflecting increased capacity utilization, internal growth capital investments and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; higher contributions from the Buckeye Texas assets; and more effective supply management in our Merchant Services segment. The increase in income from continuing operations was partially offset by an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets which were commissioned in the fourth quarter of 2015, as well as an increase in interest and debt expense due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets.

Revenue was $777.1 million for the three months ended June 30, 2016, which was a decrease of $19.7 million, or 2.5%, from $796.8 million for the corresponding period in 2015.  The decrease in revenue was primarily related to the decline of refined petroleum product prices in our Merchant Services segment. This decrease in revenue was partially offset by higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; and higher contributions from the Buckeye Texas assets.

Adjusted EBITDA was $256.6 million for the three months ended June 30, 2016, which was an increase of $50.1 million, or 24.3%, from $206.5 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily related to increased contributions from our joint venture interest in Buckeye Texas and higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; and more effective supply management in our Merchant Services segment.

Distributable cash flow was $183.1 million for the three months ended June 30, 2016, which was an increase of $38.2 million, or 26.4%, from $144.9 million for the corresponding period in 2015.  The increase in distributable cash flow was primarily related to an increase of $50.1 million in Adjusted EBITDA as described above. This increase was partially offset by a $5.9 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets, and a $6.3 million increase in maintenance capital expenditures primarily resulting from increased tank integrity project costs, marine dock structure upgrades, and upgrades to station and terminalling equipment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $142.0 million for the three months ended June 30, 2016, which was an increase of $17.0 million, or 13.6%, from $125.0 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $16.5 million increase in revenue and a $0.5 million decrease in operating expenses. The increase in revenue was due to a $7.7 million increase in storage revenue, primarily due to increased capacity utilization, internal growth capital investments, and new storage contracts; as well as a $10.4 million increase in terminalling throughput, pipeline transportation, and related product recoveries, reflecting new terminalling-services contracts, increases in average pipeline tariff rates, and longer-haul shipments. This increase was partially offset by a $1.6 million decrease in project management and other revenue.

Pipeline volumes decreased by 2.5% due to a decline in distillate volumes reflecting lower industrial activity, which was partially offset by an increase in gasoline volumes due to increased customer demand. Terminalling volumes increased by 0.9%, primarily due to higher demand for gasoline and jet fuel.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $108.4 million for the three months ended June 30, 2016, which was an increase of $29.7 million, or 37.7%, from $78.7 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $39.1 million increase in revenue from storage and terminalling services, reflecting increased contributions from our joint venture interest in Buckeye Texas as a result of assets commissioned during the fourth quarter of 2015. Our internal growth capital investments, which increased available storage capacity since the second quarter of 2015 and diversified our asset capabilities at Buckeye Texas and other marine storage terminals, also increased storage and terminalling services revenue in the second quarter of 2016. The average capacity utilization of our marine storage assets was 99% for the three months ended June 30, 2016, which was an increase from 96% in the corresponding period in 2015. This increase in Adjusted EBITDA was partially offset by a $7.7 million increase in operating expenses primarily related to the operation of the Buckeye Texas assets and a $1.7 million decrease in ancillary revenues, principally due to lower berthing activity and other related ancillary services in the current quarter.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $6.2 million for the three months ended June 30, 2016, which was an increase of $3.4 million, or 121.4%, from $2.8 million for the corresponding period in 2015.  Adjusted EBITDA was positively impacted by more effective supply management, partially offset by an increase in operating expenses.

Adjusted EBITDA was positively impacted by a $94.8 million decrease in the cost of product sales, which included a $119.0 million decrease in refined petroleum product cost due to a price decrease of $0.45 per gallon (average prices per gallon were $1.38 and $1.83 for the 2016 and 2015 periods, respectively), partially offset by a $24.2 million increase due to a 5.3% increase in volumes sold.

Adjusted EBITDA was negatively impacted by a $90.8 million decrease in revenue, which included a $115.3 million decrease in refined petroleum product sales due to a price decrease of $0.44 per gallon (average sales prices per gallon were $1.42 and $1.86 for the 2016 and 2015 periods, respectively), partially offset by a $24.5 million increase due to a 5.3% increase in volumes sold, and a $0.6 million increase in operating expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Consolidated

Income from continuing operations was $279.5 million for the six months ended June 30, 2016, which was an increase of $76.2 million, or 37.5%, from $203.3 million for the corresponding period in 2015.  The increase in income from continuing operations was primarily related to higher contributions from the Buckeye Texas assets and increased storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; and more effective supply management in our Merchant Services segment. The increase in income from continuing operations was partially offset by an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets, which were commissioned in the fourth quarter of 2015, in our Global Marine Terminals segment, as well as an increase in interest and debt expense due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets.

Revenue was $1,557.7 million for the six months ended June 30, 2016, which was a decrease of $327.2 million, or 17.4%, from $1,884.9 million for the corresponding period in 2015.  The decrease in revenue was primarily related to the decline in refined petroleum product prices and a decrease in sales volumes in our Merchant Services segment. This decrease in revenue was partially offset by higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; and higher contributions from the Buckeye Texas assets.

Adjusted EBITDA was $501.2 million for the six months ended June 30, 2016, which was an increase of $81.8 million, or 19.5%, from $419.4 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily related to increased contributions from our joint venture interest in Buckeye Texas and higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; and more effective supply management and a decrease in operating expenses in our Merchant Services segment.

Distributable cash flow was $362.0 million for the six months ended June 30, 2016, which was an increase of $61.4 million, or 20.4%, from $300.6 million as compared to the corresponding period in 2015.  The increase in distributable cash flow was primarily related to an increase of $81.8 million in Adjusted EBITDA as described above. This increase was partially offset by a $11.9 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets, and a $8.4 million increase in maintenance capital expenditures primarily resulting from increased tank integrity project costs, marine dock structure upgrades, and upgrades to station and terminalling equipment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $270.4 million for the six months ended June 30, 2016, which was an increase of $15.3 million, or 6.0%, from $255.1 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $14.4 million increase in revenue and a $1.0 million increase in earnings from equity investments, partially offset by a $0.1 million increase in operating expenses. The increase in revenue was due to a $13.9 million increase in storage revenue, primarily due to increased capacity utilization, internal growth capital investments, and new storage contracts; as well as a $4.4 million increase in terminalling throughput revenue, pipeline transportation, and related product recoveries, reflecting new terminalling-services contracts. This increase was partially offset by a $3.9 million decrease in project management and other revenue.

Pipeline volumes decreased by 4.7% due to a decline in distillate volumes reflecting lower industrial activity and warmer weather, which were partially offset by higher gasoline volumes due to increased customer demand. Terminalling volumes decreased by 0.9% due to weaker demand for distillates and the conversion of some terminalling throughput contracts to storage contracts, partially offset by new customer contracts and service offerings at select locations.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $215.0 million for the six months ended June 30, 2016, which was an increase of $61.9 million, or 40.4%, from $153.1 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to an $83.0 million increase in revenue from storage and terminalling services, reflecting increased contributions from our joint venture interest in Buckeye Texas as a result of assets commissioned during the fourth quarter of 2015. Our internal growth capital investments, which increased available storage capacity since the second quarter of 2015 and diversified our asset capabilities at Buckeye Texas and other marine storage terminals, also increased storage and terminalling services revenue in the first six months of 2016. The average capacity utilization of our marine storage assets was 99% for the six months ended June 30, 2016, which was an increase from 95% in the corresponding period in 2015. This increase in Adjusted EBITDA was partially offset by a $16.2 million increase in operating expenses primarily related to the operation of the Buckeye Texas assets and a $4.9 million decrease in ancillary revenues, principally due to lower berthing activity and other related ancillary services.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $15.8 million for the six months ended June 30, 2016, which was an increase of $4.6 million, or 41.1%, from $11.2 million for the corresponding period in 2015.  Adjusted EBITDA was positively impacted by more effective supply management and a decrease in operating expenses.

Adjusted EBITDA was positively impacted by a $443.2 million decrease in the cost of product sales, which included a $340.4 million decrease in refined petroleum product cost due to a price decrease of $0.55 per gallon (average prices per gallon were $1.20 and $1.75 for the 2016 and 2015 periods, respectively), a $102.8 million decrease due to an 8.7% decrease in volumes sold, and a $2.6 million decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $441.2 million decrease in revenue, which included a $336.6 million decrease in refined petroleum product sales due to a price decrease of $0.55 per gallon (average sales prices per gallon were $1.24 and $1.79 for the 2016 and 2015 periods, respectively) and a $104.6 million decrease due to an 8.7% decrease in volumes sold.

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

Current Liquidity

As of June 30, 2016, we had working capital of $25.3 million and $957.5 million of additional borrowing capacity under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission that, as of June 30, 2016, had $908.6 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

Debt

At June 30, 2016, we had total fixed-rate and variable-rate debt obligations of $3,373.6 million and $542.5 million, respectively, with an aggregate fair value of $3,983.8 million. At June 30, 2016, we were in compliance with the covenants under our Credit Facility.

Equity

In March 2016, we entered into an equity distribution agreement, under which we may offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through such firms, acting as agents of Buckeye or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

During the six months ended June 30, 2016, we sold approximately 1.3 million LP Units under the Equity Distribution Agreement and received $90.2 million in net proceeds after deducting commissions and other related expenses, including $0.9 million of compensation paid in aggregate to the agents under the Equity Distribution Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$371,600	$291,602
Investing activities	(202,492)	(301,322)
Financing activities	(159,227)	10,089
Net increase in cash and cash equivalents	$9,881	$369

Operating Activities

Net cash provided by operating activities of $371.6 million for the six months ended June 30, 2016 primarily resulted from $279.5 million of net income and $124.7 million of depreciation and amortization expense, partially offset by a $54.3 million increase in inventory, primarily driven by the change in commodity prices.

Net cash provided by operating activities of $291.6 million for the six months ended June 30, 2015 primarily resulted from $202.5 million of net income, $109.4 million of depreciation and amortization expense and a $43.8 million decrease in accounts receivable, partially offset by a $38.9 million increase in inventory, primarily due to the seasonal build-up of inventory for the heating season, and a $43.8 million increase in broker margin deposits that were driven by the change in commodity prices.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $202.5 million for the six months ended June 30, 2016 primarily resulted from $224.1 million of capital expenditures, partially offset by $19.9 million in refunded escrow deposits. See below for a discussion of capital spending.

Net cash used in investing activities of $301.3 million for the six months ended June 30, 2015 primarily resulted from $298.4 million of capital expenditures.  See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $159.2 million for the six months ended June 30, 2016 primarily resulted from $310.6 million of cash distributions paid to our unitholders ($2.3875 per LP Unit), which were partially offset by $70.0 million of net borrowings under the Credit Facility and $90.2 million of net proceeds from the issuance of 1.3 million LP Units under the Equity Distribution Agreements.

Net cash provided by financing activities of $10.1 million for the six months ended June 30, 2015 primarily resulted from $228.3 million of net borrowings under the Credit Facility and $62.4 million of net proceeds from the issuance of 0.8 million LP Units under the Equity Distribution Agreements, which were partially offset by $290.6 million of cash distributions paid to our unitholders ($2.2875 per LP Unit).

Capital Expenditures

We classify our capital expenditures as “maintenance capital expenditures,” which maintain and enhance the safety and integrity of our pipelines, terminals, storage facilities and related assets, and “expansion and cost reduction capital expenditures” which expand the reach or capacity of those assets, improve the efficiency of our operations, reduce costs and pursue new business opportunities.  Capital expenditures, excluding non-cash changes in accruals for capital projects, were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Maintenance capital expenditures	$51,447	$43,014
Expansion and cost reduction	172,670	255,400
Total capital expenditures (1)	$224,117	$298,414
____________________________

(1)	Amounts exclude the impact of accruals.

On an accrual basis, the additions to property, plant and equipment related to expansion and cost reduction projects were $164.2 million and $260.5 million for the six months ended June 30, 2016 and 2015, respectively.

Capital expenditures decreased for the six months ended June 30, 2016, as compared to the corresponding period in 2015 primarily due to decreases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $172.7 million for the six months ended June 30, 2016, which was a decrease of $82.7 million, or 32.4%, from $255.4 million for the corresponding period in 2015. The period-over-period fluctuations in our expansion and cost reduction capital expenditures were primarily driven by the end of the major spending on our large organic growth capital projects, including the initial build-out of the Buckeye Texas assets, which were commissioned in the fourth quarter of 2015. Our maintenance capital expenditures were $51.4 million for the six months ended June 30, 2016, which was an increase of $8.4 million, or 19.6%, from $43.0 million for the corresponding period in 2015. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by increased tank integrity projects, marine dock structure upgrades, and upgrades to station and terminalling equipment.

We have estimated our capital expenditures as follows for the year ending December 31, 2016 (in thousands):

	2016
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$75,000	$85,000
Expansion and cost reduction	185,000	205,000
Total capital expenditures	$260,000	$290,000

Global Marine Terminals:
Maintenance capital expenditures	$30,000	$40,000
Expansion and cost reduction	115,000	135,000
Total capital expenditures (1)	$145,000	$175,000

Overall:
Maintenance capital expenditures	$105,000	$125,000
Expansion and cost reduction	300,000	340,000
Total capital expenditures	$405,000	$465,000
_________________________
(1)   Includes 100% of Buckeye Texas Partners capital expenditures.

Estimated maintenance capital expenditures include tank refurbishments and upgrades to station and terminalling equipment, pipeline integrity, field instrumentation and cathodic protection systems. Estimated major expansion and cost reduction expenditures include the capacity expansion of our pipeline system and terminalling capacity in the Midwest, various tank construction and conversion projects in our Global Marine Terminals and Domestic Pipelines & Terminals segments, as well as an expansion of facilities in the New York Harbor.

Off-Balance Sheet Arrangements

At June 30, 2016, we had no off-balance sheet debt or arrangements.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

Fair value of contracts outstanding at January 1, 2016	$78,129
Items recognized or settled during the period	(69,993)
Fair value attributable to new deals	(5,497)
Change in fair value attributable to price movements	(18,264)
Change in fair value attributable to non-performance risk	246
Fair value of contracts outstanding at June 30, 2016	$(15,379)

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at June 30, 2016, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$212,415
Fair value assuming 10% increase in underlying commodity prices	Asset	$218,131
Fair value assuming 10% decrease in underlying commodity prices	Asset	$206,699

Foreign Currency Risk

Puerto Rico is a commonwealth territory of the U.S., and uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and six months ended June 30, 2016 and 2015.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2016, Buckeye Pipe Line Company, L.P. (“BPLC”), as the operator of the West Shore Pipe Line Company (“West Shore”) pipeline system, received a penalty from the Pipeline Hazardous Materials Safety Administration totaling $0.1 million in connection with certain procedural issues related to an inspection.  We determined not to contest the penalty and paid it in full. BPLC is entitled to certain indemnifications by West Shore pursuant to an agreement between BPLC and West Shore, which we believe will result in West Shore indemnifying BPLC for all costs associated with the penalty.

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	August 5, 2016	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)