Form 10-Q
period 2016-09-30
BUCKEYE PARTNERS, L.P.
filed 2016-11-03
CIK 805022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of October 28, 2016, there were 140,222,340 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product sales	$337,092	$382,624	$1,086,180	$1,581,455
Transportation, storage and other services	429,513	345,760	1,238,141	1,031,812
Total revenue	766,605	728,384	2,324,321	2,613,267

Costs and expenses:
Cost of product sales	326,718	366,319	1,049,315	1,532,392
Operating expenses	149,867	141,790	446,671	425,494
Depreciation and amortization	63,472	54,830	188,220	164,204
General and administrative	20,321	21,885	63,737	64,796
Total costs and expenses	560,378	584,824	1,747,943	2,186,886
Operating income	206,227	143,560	576,378	426,381

Other income (expense):
Earnings (loss) from equity investments	2,901	(30)	8,459	4,550
Interest and debt expense	(48,476)	(43,413)	(144,093)	(127,097)
Other (expense) income	(74)	70	(102)	180
Total other expense, net	(45,649)	(43,373)	(135,736)	(122,367)
Income from continuing operations before taxes	160,578	100,187	440,642	304,014
Income tax expense	(308)	(240)	(896)	(720)
Income from continuing operations	160,270	99,947	439,746	303,294
Loss from discontinued operations	—	—	—	(857)
Net income	160,270	99,947	439,746	302,437
Less: Net (income) loss attributable to noncontrolling interests	(3,896)	93	(11,803)	794
Net income attributable to Buckeye Partners, L.P.	$156,374	$100,040	$427,943	$303,231

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$1.19	$0.78	$3.28	$2.38
Discontinued operations	—	—	—	(0.01)
Total	$1.19	$0.78	$3.28	$2.37

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$1.19	$0.78	$3.26	$2.37
Discontinued operations	—	—	—	(0.01)
Total	$1.19	$0.78	$3.26	$2.36

Weighted average units outstanding:
Basic	131,113	128,329	130,439	127,722
Diluted	131,940	128,906	131,076	128,241

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$160,270	$99,947	$439,746	$302,437
Other comprehensive income:
Unrealized gains on derivative instruments	1,052	11,168	1,052	7,311
Reclassification of derivative losses to net income	3,037	3,037	7,846	9,113
Recognition of costs related to benefit plans to net income	252	712	756	1,232
Total other comprehensive income	4,341	14,917	9,654	17,656
Comprehensive income	164,611	114,864	449,400	320,093
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3,896)	93	(11,803)	794
Comprehensive income attributable to Buckeye Partners, L.P.	$160,715	$114,957	$437,597	$320,887

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$2	$4,881
Accounts receivable, net	253,019	213,830
Construction and pipeline relocation receivables	17,825	13,491
Inventories	295,307	192,992
Derivative assets	3,674	78,285
Prepaid and other current assets	71,153	48,071
Total current assets	640,980	551,550

Property, plant and equipment	7,430,036	7,076,901
Less: Accumulated depreciation	(1,008,061)	(874,820)
Property, plant and equipment, net	6,421,975	6,202,081

Equity investments	89,948	84,128
Goodwill	1,001,190	998,748

Intangible assets	618,370	627,310
Less: Accumulated amortization	(178,091)	(135,938)
Intangible assets, net	440,279	491,372

Other non-current assets	42,660	41,402
Total assets	$8,637,032	$8,369,281

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$218,340	$111,488
Accounts payable	91,884	82,691
Derivative liabilities	22,036	510
Accrued and other current liabilities	253,162	309,620
Total current liabilities	585,422	504,309

Long-term debt	3,826,860	3,732,824
Other non-current liabilities	111,816	115,407
Total liabilities	4,524,098	4,352,540

Commitments and contingencies (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (131,309,840 and 129,523,703 units outstanding as of September 30, 2016 and December 31, 2015, respectively)	3,913,401	3,833,230
Accumulated other comprehensive loss	(88,187)	(97,841)
Total Buckeye Partners, L.P. capital	3,825,214	3,735,389
Noncontrolling interests	287,720	281,352
Total partners’ capital	4,112,934	4,016,741
Total liabilities and partners’ capital	$8,637,032	$8,369,281

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$439,746	$302,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188,220	164,204
Litigation contingency accrual	—	15,229
Gains on property damage recoveries	(5,700)	—
Net changes in fair value of derivatives	98,917	25,632
Amortization of unfavorable storage contracts	(5,979)	(8,303)
Earnings from equity investments	(8,459)	(4,550)
Distributions from equity investments	2,418	4,258
Other non-cash items	39,393	34,319
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	(40,109)	39,435
Construction and pipeline relocation receivables	(4,334)	6,570
Inventories	(101,016)	9,599
Prepaid and other current assets	(45,841)	(11,513)
Accounts payable	9,332	(54,820)
Accrued and other current liabilities	(10,088)	(18,881)
Other non-current assets	138	3,820
Other non-current liabilities	(6,865)	(5,005)
Net cash provided by operating activities	549,773	502,431
Cash flows from investing activities:
Capital expenditures	(380,072)	(433,152)
Acquisitions, net of working capital settlement	(25,941)	(2,921)
Proceeds from sale and disposition of assets	2,235	10,074
Escrow deposits	19,850	—
Recoveries on property damages	5,700	—
Net cash used in investing activities	(378,228)	(425,999)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	108,422	117,820
Net proceeds from exercise of LP Unit options	300	173
Payment of tax withholding on issuance of LTIP awards	(5,123)	(6,667)
Debt issuance costs	(1,240)	(365)
Borrowings under BPL Credit Facility	978,700	1,087,000
Repayments under BPL Credit Facility	(1,136,800)	(844,000)
Net borrowings (repayments) under BMSC Credit Facility	106,852	(17,550)
Acquisition of additional interest in Buckeye Memphis	—	(10,044)
Borrowings under $250M Term Loan	250,000	—
Contributions from noncontrolling interests	3,760	44,000
Distributions paid to noncontrolling interests	(11,531)	(8,348)
Distributions paid to unitholders	(469,764)	(439,578)
Net cash used in financing activities	(176,424)	(77,559)
Net decrease in cash and cash equivalents	(4,879)	(1,127)
Cash and cash equivalents — Beginning of period	4,881	8,208
Cash and cash equivalents — End of period	$2	$7,081

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2016	$3,833,230	$(97,841)	$281,352	$4,016,741
Net income	427,943	—	11,803	439,746
Distributions paid to unitholders	(472,056)	—	2,292	(469,764)
Net proceeds from issuance of LP Units	108,422	—	—	108,422
Amortization of unit-based compensation awards	22,977	—	—	22,977
Net proceeds from exercise of LP Unit options	300	—	—	300
Payment of tax withholding on issuance of LTIP awards	(5,123)	—	—	(5,123)
Distributions paid to noncontrolling interests	—	—	(11,531)	(11,531)
Contributions from noncontrolling interests	—	—	3,760	3,760
Other comprehensive income	—	9,654	—	9,654
Noncash accrual for distribution equivalent rights	(2,248)	—	—	(2,248)
Other	(44)	—	44	—
Partners' capital - September 30, 2016	$3,913,401	$(88,187)	$287,720	$4,112,934

Partners’ capital - January 1, 2015	$3,817,916	$(115,288)	$237,968	$3,940,596
Net income (loss)	303,231	—	(794)	302,437
Acquisition of additional interest in Buckeye Memphis	(8,276)	—	(1,768)	(10,044)
Adjusted value of noncontrolling interest in acquisition	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(441,957)	—	2,379	(439,578)
Net proceeds from issuance of LP Units	117,820	—	—	117,820
Amortization of unit-based compensation awards	17,764	—	—	17,764
Net proceeds from exercise of LP Unit options	173	—	—	173
Payment of tax withholding on issuance of LTIP awards	(6,667)	—	—	(6,667)
Distributions paid to noncontrolling interests	—	—	(8,348)	(8,348)
Contributions from noncontrolling interests	—	—	44,000	44,000
Other comprehensive income	—	17,656	—	17,656
Noncash accrual for distribution equivalent rights	(1,944)	—	—	(1,944)
Other	162	—	(106)	56
Partners' capital - September 30, 2015	$3,798,222	$(97,632)	$272,111	$3,972,701

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our” or “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered and miles of pipeline. In addition, we own and operate one of the largest networks of active products terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), formerly known as Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products. Our expansion into the Gulf Coast has added another regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.

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

Recent Accounting Developments

Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows, with the objective of reducing existing diversity in practice with respect to these items. The guidance must be applied retrospectively, and it is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Equity-Based Compensation. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee equity-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows and classification of awards as liabilities or equity. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Amendments related to the timing of when excess tax benefits are recognized, statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

2. ACQUISITIONS

Business Combinations

2016 Transaction

Indianola terminalling facility acquisition

In August 2016, we acquired a liquid petroleum products terminalling facility in Indianola, Pennsylvania from Kinder Morgan Transmix Company, LLC for $25.9 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of September 30, 2016 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Inventories	$1,299
Property, plant and equipment	20,239
Goodwill	4,403
Allocated purchase price	$25,941

Unaudited Pro forma Financial Results for the Indianola terminalling facility acquisition

Our consolidated statements of operations do not include earnings from the terminalling facility prior to August 4, 2016, the effective acquisition date of these assets. The preparation of unaudited pro forma financial information for the terminalling facility is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and nine months ended September 30, 2016.

2015 Transactions

 Pennsauken pipeline acquisition

In December 2015, we acquired a pipeline and associated tanks and other infrastructure in Pennsauken, New Jersey for $5.3 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Property, plant and equipment	$7,159
Goodwill	500
Environmental liabilities	(2,372)
Allocated purchase price	$5,287

We finalized the purchase price allocation during the third quarter of 2016. Adjustments to the preliminary purchase price allocation resulted in an increase to property, plant and equipment of $1.9 million, with a corresponding decrease to goodwill. The change to the preliminary amount resulted in a nominal increase to depreciation expense and accumulated depreciation.

Unaudited Pro forma Financial Results for the Pennsauken pipeline acquisition

Our consolidated statements of operations do not include earnings from the pipeline and associated tanks and other infrastructure prior to December 10, 2015, the effective acquisition date of these assets. The preparation of unaudited pro forma financial information for the pipeline and associated tanks and other infrastructure is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and nine months ended September 30, 2016.

Springfield pipeline and terminal acquisitions

In March and May 2015, we acquired a terminal and pipeline, respectively, in Springfield, Massachusetts from ExxonMobil Oil Corporation (“ExxonMobil”) for an aggregate $7.7 million.  The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the acquired assets with our existing operations and the economic value attributable to optimizing, modernizing and commercializing the asset from this acquisition. Fair values have been developed using recognized business valuation techniques.  We finalized the purchase price allocation during the first quarter of 2016. The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

Property, plant and equipment	$4,040
Goodwill	8,165
Asset retirement obligation	(4,200)
Environmental liabilities	(293)
Allocated purchase price	$7,712

Unaudited Pro forma Financial Results for the Springfield pipeline and terminal acquisition

Our consolidated statements of operations do not include earnings from the terminal acquired from ExxonMobil prior to March 31, 2015, nor earnings from the pipeline acquired from ExxonMobil prior to May 5, 2015, which were the respective acquisition dates of the assets. The preparation of unaudited pro forma financial information for the terminal and pipeline acquired from ExxonMobil is impracticable due to the fact that ExxonMobil historically operated the assets as part of its integrated distribution network and, therefore, meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and nine months ended September 30, 2016 or 2015.

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

Environmental Contingencies

We recorded operating expenses, net of insurance recoveries, of $1.8 million and $1.7 million during the three months ended September 30, 2016 and 2015, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  For the nine months ended September 30, 2016 and 2015, we recorded operating expenses, net of insurance recoveries, of $6.0 million and $4.5 million, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings. As of September 30, 2016 and December 31, 2015, we recorded environmental remediation liabilities of $46.3 million and $48.0 million, respectively.  Costs incurred may be in excess of our estimate, which may have a material impact on our financial condition, results of operations or cash flows.  At September 30, 2016 and December 31, 2015, we had $7.0 million and $10.9 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Liquid petroleum products (1)	$275,853	$174,232
Materials and supplies	19,454	18,760
Total inventories	$295,307	$192,992

(1)	Ending inventory was 178.8 million and 153.3 million gallons of liquid petroleum products as of September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, approximately 92% and 89% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of weighted average cost method or net realizable value.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Prepaid insurance	$13,050	$12,779
Margin deposits	35,950	—
Unbilled revenue	2,383	4,047
Prepaid taxes	9,396	4,842
Escrow deposits	10	21,360
Other	10,364	5,043
Total prepaid and other current assets	$71,153	$48,071

6. EQUITY INVESTMENTS

The following table presents earnings (losses) from equity investments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
West Shore Pipe Line Company	$1,784	$2,033	$5,680	$6,209
Muskegon Pipeline LLC	544	(2,761)	1,340	(3,345)
Transport4, LLC	204	183	577	456
South Portland Terminal LLC	369	515	862	1,230
Total earnings (loss) from equity investments	$2,901	$(30)	$8,459	$4,550

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$22,831	$24,440	$65,877	$68,786
Costs and expenses	(10,026)	(16,642)	(30,466)	(43,256)
Non-operating expenses	(4,142)	(4,033)	(11,425)	(11,690)
Net income	$8,663	$3,765	$23,986	$13,840

7. LONG-TERM DEBT

Credit Facility

In September 2016, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC, Buckeye West Indies Holdings LP and Buckeye Caribbean Terminals LLC, collectively the Buckeye Merchant Service Companies (“BMSC”), as borrowers, exercised their remaining option with consenting lenders to extend $1.4 billion of our existing $1.5 billion revolving credit facility with SunTrust Bank, as administrative agent, and other lenders (the “Credit Facility”) by one year to September 30, 2021. At the time of the transaction, we had $3.4 million of remaining unamortized deferred financing costs, and we incurred additional debt issuance costs of $0.7 million in connection with the extension of the Credit Facility.

Term Loan

In September 2016, we entered into a credit agreement with SunTrust Bank, as administrative agent, and other lenders for a $250.0 million variable-rate term loan due September 30, 2019 (the “Term Loan”), with an option to extend the term for up to two one-year periods. We incurred debt issuance costs of $0.5 million related to the Term Loan. Under the Term Loan, interest accrues at the London Interbank Offered Rate (“LIBOR”) rate or a base rate plus an applicable margin based on the election of the borrower. The applicable margin used in connection with interest rates and fees is based on the credit ratings assigned to our senior unsecured long-term debt securities. The applicable margin for LIBOR rate loans ranges from 1.0% to 1.6% and the applicable margin for base rate loans ranges from 0% to 0.6%.

The Term Loan includes covenants limiting, as of the last day of each fiscal quarter, the ratio of consolidated funded debt (“Funded Debt Ratio”) to consolidated EBITDA, as defined in the Term Loan, measured for the preceding twelve months, to not more than 5.0 to 1.0.  This requirement is subject to a provision for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Term Loan as earnings before interest, taxes, depreciation, depletion and amortization determined on a consolidated basis. At September 30, 2016, we were in compliance with the covenants under the Term Loan.

At September 30, 2016, we had $250.0 million outstanding under the Term Loan. We used the proceeds from the Term Loan to reduce the indebtedness outstanding under our Credit Facility.

Current Maturities Expected to be Refinanced

It is our intent to refinance the $125.0 million of 5.125% Notes maturing on July 1, 2017 using our Credit Facility. At September 30, 2016, we had $1,078.8 million of additional borrowing capacity under our Credit Facility. Therefore, we have classified these notes as long-term debt in the unaudited condensed consolidated balance sheet at September 30, 2016.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in commodity prices, in the course of our normal business operations.  We use derivative instruments to manage risks.

Interest Rate Derivatives

From time to time, we utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. When entering into interest rate swap transactions, we become exposed to both credit risk and market risk. We are subject to credit risk when the change in fair value of the swap instrument is positive and the counterparty may fail to perform under the terms of the contract. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the swaps. We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings. We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance, generally associated with the maturity of an existing debt obligation. We designate the swap agreements as cash flow hedges at inception and expect the changes in values to be highly correlated with the changes in value of the underlying borrowings.

During the third quarter of 2016, we entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million, which we entered into in anticipation of the issuance of debt on or before January 15, 2018, and six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million, which we entered into in anticipation of the issuance of debt on or before November 15, 2018. We expect to issue new fixed-rate debt on or before January 15, 2018 to repay the $300.0 million of 6.050% Notes that are due on January 15, 2018, and on or before November 15, 2018 to repay the $400.0 million of 2.650% Notes that are due on November 15, 2018, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms.

During the three and nine months ended September 30, 2016, unrealized gains of $1.1 million were recorded in accumulated other comprehensive income (“AOCI”) to reflect the change in the fair values of the forward-starting interest rate swaps.

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
The following table summarizes our commodity derivative instruments outstanding at September 30, 2016 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	8,504	1,073	Mark-to-market
Physical index derivative contracts	31,274	—	Mark-to-market
Futures contracts for refined petroleum products	24,819	16,926	Mark-to-market

Derivatives designated as hedging instruments:
Physical fixed price derivative contracts	1,176	—	Fair Value Hedge
Futures contracts for refined petroleum products	163,800	—	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position.

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2016
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$4,046	$67	$4,113	$(505)	$3,608
Physical index derivative contracts	67	—	67	(1)	66
Futures contracts for refined products	20,655	1,005	21,660	(21,660)	—
Total current derivative assets	24,768	1,072	25,840	(22,166)	3,674
Physical fixed price derivative contracts	293	—	293	(8)	285
Futures contracts for refined products	84	—	84	(84)	—
Interest rates derivatives	—	1,052	1,052	—	1,052
Total non-current derivative assets	377	1,052	1,429	(92)	1,337
Physical fixed price derivative contracts	(2,673)	—	(2,673)	505	(2,168)
Physical index derivative contracts	(41)	—	(41)	1	(40)
Futures contracts for refined products	(29,231)	(12,257)	(41,488)	21,660	(19,828)
Total current derivative liabilities	(31,945)	(12,257)	(44,202)	22,166	(22,036)
Physical fixed price derivative contracts	(27)	—	(27)	8	(19)
Futures contracts for refined products	(4,042)	—	(4,042)	84	(3,958)
Total non-current derivative liabilities	(4,069)	—	(4,069)	92	(3,977)
Net derivative liabilities	$(10,869)	$(10,133)	$(21,002)	$—	$(21,002)

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

Our futures contracts designated as fair value hedges related to our inventory portfolio extend to the second quarter of 2017.  The unrealized loss at September 30, 2016 for fair value hedges of inventory represented by future contracts of $11.3 million will be realized by the second quarter of 2017.  At September 30, 2016, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2018.  In addition, at September 30, 2016, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$301	$15,731	$(7,263)	$19,660
Physical index derivative contracts	Product sales	142	(299)	130	(309)
Physical fixed price derivative contracts	Cost of product sales	479	3,600	7,965	10,191
Physical index derivative contracts	Cost of product sales	30	(288)	193	(224)
Futures contracts for refined products	Cost of product sales	(307)	(10,992)	4,326	2,591

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(635)	$54,514	$(27,590)	$21,959
Physical inventory - hedged items	Cost of product sales	3,620	(55,424)	43,627	(34,848)

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(4,262)	$2,626	$(4,275)	$2,476
Time value excluded from hedge assessment	Cost of product sales	7,247	(3,536)	20,312	(15,365)
Net gain (loss) in income		$2,985	$(910)	$16,037	$(12,889)

The change in value recognized in other comprehensive income (“OCI”) and the losses reclassified from AOCI to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Gain Recognized in OCI on Derivatives for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$1,052	$—	$1,052	$—
Commodity derivatives	—	11,168	—	7,311
Total	$1,052	$11,168	$1,052	$7,311

		(Loss) Gain Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,037)	$(3,037)	$(9,112)	$(9,113)
Commodity derivatives	Product Sales	—	—	1,266	—
Total		$(3,037)	$(3,037)	$(7,846)	$(9,113)

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

9. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2016		December 31, 2015
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$3,893	$—	$27,676
Physical index derivative contracts	—	66	—	25
Futures contracts for refined products	—	—	51,641	—
Interest rate derivatives	—	1,052	—	—

Financial liabilities:
Physical fixed price derivative contracts	—	(2,187)	—	(456)
Physical index derivative contracts	—	(40)	—	(54)
Futures contracts for refined products	(23,786)	—	(703)	—
Fair value	$(23,786)	$2,784	$50,938	$27,191

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed price derivative assets are net of credit value adjustments (“CVAs”) determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,623,960	$3,795,826	$3,371,824	$3,057,945
Variable-rate debt	421,240	421,240	472,488	472,488
Total debt	$4,045,200	$4,217,066	$3,844,312	$3,530,433

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 and 2015, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three and nine months ended September 30, 2016 and 2015, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The RIGP and Retiree Medical Plan are closed and have limited participation. The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Service cost	$(9)	$3	$81	$92
Interest cost	106	137	327	333
Expected return on plan assets	(64)	(84)	—	—
Amortization of unrecognized losses	130	211	—	50
Actuarial loss due to settlements	122	451	—	—
Net periodic benefit cost	$285	$718	$408	$475

	RIGP		Retiree Medical Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$(26)	$9	$242	$274
Interest cost	316	413	982	1,000
Expected return on plan assets	(192)	(251)	—	—
Amortization of unrecognized losses	391	632	—	149
Actuarial loss due to settlements	365	451	—	—
Net periodic benefit cost	$854	$1,254	$1,224	$1,423

During the three months ended September 30, 2016 and 2015, we contributed $0.3 million and $0.5 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.  For the nine months ended September 30, 2016 and 2015, we contributed $1.3 million and $1.2 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

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

We recognized compensation expense from continuing operations related to the LTIP and the Option Plan, of $8.9 million and $6.6 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we recognized compensation expense of $23.0 million and $17.6 million, respectively.

LTIP

As of September 30, 2016, there were 2,036,228 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2015 and 2014, actual compensation awards deferred under the Deferral Plan were $3.1 million and $1.7 million, for which 139,526 and 54,592 phantom units (including matching units) were granted during the nine months ended September 30, 2016 and the year ended 2015, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the nine months ended September 30, 2016, the Compensation Committee of the Board granted 342,572 phantom units to employees (including the 139,526 phantom units granted pursuant to the Deferral Plan, as discussed above), 20,000 phantom units to independent directors of Buckeye GP and 274,896 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit
Unvested at January 1, 2016	1,011	$68.20
Granted	637	53.48
Vested	(267)	55.28
Forfeited	(8)	64.53
Unvested at September 30, 2016	1,373	$64.00

At September 30, 2016, $39.1 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 1.8 years.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2016	17	$48.71	0.9	$300
Exercised	(6)	47.17
Forfeited, cancelled or expired	(1)	44.73
Outstanding at September 30, 2016	10	50.36	0.4	$203

Exercisable at September 30, 2016	10	$50.36	0.4	$203

(1)
Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in September 2016 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during each of the nine months ended September 30, 2016 and 2015 was $0.1 million.

12. PARTNERS' CAPITAL AND DISTRIBUTIONS

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

During the nine months ended September 30, 2016, we sold approximately 1.6 million LP Units under the Equity Distribution Agreement and received $108.4 million in net proceeds after deducting commissions and other related expenses, including $1.1 million of compensation paid in aggregate to the agents under the Equity Distribution Agreement.

Summary of Changes in Outstanding LP Units

The following is a summary of changes in Buckeye's outstanding LP Units for the periods indicated (in thousands):

Limited Partners
LP Units outstanding at January 1, 2016	129,524
LP Units issued pursuant to the Option Plan (1)	6
LP Units issued pursuant to the LTIP (1)	212
Issuance of LP Units through Equity Distribution Agreements	1,568
LP Units outstanding at September 30, 2016	131,310

(1) The number of LP Units issued represents issuance net of tax withholding.

Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $472.1 million ($3.60 per LP Unit) and $442.0 million ($3.45 per LP Unit) during the nine months ended September 30, 2016 and 2015, respectively.

On October 24, 2016, we announced a quarterly distribution of $1.2250 per LP Unit that will be paid on November 22, 2016 to unitholders of record on November 15, 2016.  Based on the LP Units outstanding as of September 30, 2016, estimated cash distributed to unitholders on November 22, 2016 will total $161.8 million.

13. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Buckeye Partners, L.P.	$156,374	$100,040	$427,943	$303,231

Basic:
Weighted average units outstanding - basic	131,113	128,329	130,439	127,722

Earnings per unit - basic	$1.19	$0.78	$3.28	$2.37

Diluted:
Weighted average units outstanding - basic	131,113	128,329	130,439	127,722
Dilutive effect of LP Unit options and LTIP awards granted	827	577	637	519
Weighted average units outstanding - diluted	131,940	128,906	131,076	128,241

Earnings per unit - diluted	$1.19	$0.78	$3.26	$2.36

14. BUSINESS SEGMENTS

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

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Domestic Pipelines & Terminals	$265,036	$236,080	$752,968	$704,305
Global Marine Terminals	170,072	127,161	509,653	372,735
Merchant Services	344,041	386,105	1,103,186	1,586,421
Intersegment	(12,544)	(20,962)	(41,486)	(50,194)
Total revenue	$766,605	$728,384	$2,324,321	$2,613,267

For the three and nine months ended September 30, 2016 and 2015, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue for our continuing operations, by major geographic area, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
United States	$683,850	$644,445	$2,072,893	$2,358,622
International	82,755	83,939	251,428	254,645
Total revenue	$766,605	$728,384	$2,324,321	$2,613,267

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

The following tables present Adjusted EBITDA from continuing operations by segment and on a consolidated basis and a reconciliation of income from continuing operations to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA from continuing operations:
Domestic Pipelines & Terminals	$152,785	$120,979	$423,245	$376,042
Global Marine Terminals	110,705	80,593	325,710	233,716
Merchant Services	8,159	2,592	23,909	13,797
Adjusted EBITDA from continuing operations	$271,649	$204,164	$772,864	$623,555

Reconciliation of Income from continuing operations to Adjusted EBITDA from continuing operations:
Income from continuing operations	$160,270	$99,947	$439,746	$303,294
Less: Net (income) loss attributable to noncontrolling interests	(3,896)	93	(11,803)	794
Income from continuing operations attributable to Buckeye Partners, L.P.	156,374	100,040	427,943	304,088
Add: Interest and debt expense	48,476	43,413	144,093	127,097
Income tax expense	308	240	896	720
Depreciation and amortization (1)	63,472	54,830	188,220	164,204
Non-cash unit-based compensation expense	8,853	6,597	22,912	17,578
Acquisition and transition expense (2)	309	82	479	2,942
Litigation contingency accrual (3)	—	1,729	—	15,229
Less: Amortization of unfavorable storage contracts (4)	(443)	(2,767)	(5,979)	(8,303)
Gains on property damage recoveries (5)	(5,700)	—	(5,700)	—
Adjusted EBITDA from continuing operations	$271,649	$204,164	$772,864	$623,555

(1)
Includes 100% of the depreciation and amortization expense of $18.5 million and $12.2 million for Buckeye Texas for the three months ended September 30, 2016 and 2015, respectively, and $52.5 million and $34.7 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Represents transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of acquired assets.

(3)	Represents reductions in revenue related to settlement of a Federal Energy Regulatory Commission proceeding.

(4)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

(5)	Represents recoveries of property damages caused by third parties, primarily related to an allision with a ship dock at our terminal located in Pennsauken, New Jersey.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest (net of capitalized interest)	$141,140	$126,203
Cash paid for income taxes	670	1,562
Capitalized interest	3,142	16,897

Liabilities related to capital projects outstanding at September 30, 2016 and 2015 of $45.2 million and $103.7 million, respectively, are not included under “Capital expenditures” within the unaudited condensed consolidated statements of cash flows.

16. SUBSEQUENT EVENTS

VTTI Acquisition

In October 2016, we signed a definitive agreement to acquire an indirect 50% equity interest in VTTI B.V. (“VTTI”) for cash consideration of $1.15 billion (the “VTTI Acquisition”). VTTI is one of the largest independent global marine terminal businesses that, through its subsidiaries and partnership interests, owns and operates approximately 54 million barrels of petroleum products storage across 13 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore, and offer world-class storage and marine terminalling services for refined petroleum products, liquid petroleum gas and crude oil.  The VTTI Acquisition is expected to close in January 2017, subject to regulatory approvals and customary closing conditions.

Equity Offering

In October 2016, we completed a public offering of 7.75 million LP Units pursuant to an effective shelf registration statement, which priced at $66.05 per unit. The underwriters also exercised an option to purchase 1.16 million additional LP Units, resulting in total gross proceeds of $588.7 million before deducting estimated underwriting fees and offering expenses of $7.7 million. We intend to use the net proceeds from this offering to fund a portion of the purchase price for the VTTI Acquisition. Pending such use, the net proceeds of this offering will be used to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

Notes Offering

In October 2016, we priced an offering of $600.0 million of senior unsecured 3.950% notes maturing on December 1, 2026 in an underwritten public offering at 99.644% of their principal amount. We expect the offering to close on November 7, 2016, subject to customary closing conditions. Total gross proceeds from this offering will be $597.9 million before deducting estimated underwriting fees, expenses and debt issuance costs of $5.3 million. We intend to use the net proceeds from this offering to fund a portion of the purchase price for the VTTI Acquisition.

Hurricane Matthew

In October 2016, Hurricane Matthew made landfall in the Bahamas and the southeastern United States. Our domestic operations experienced no property damages or product releases as a result of the storm. We are currently evaluating the impact of the storm on our BBH terminalling facility, which is located along the Northwest Providence Channel of Grand Bahama Island. Based on information currently available, we estimate the range of costs expected to be incurred as a result of Hurricane Matthew to be between $20 million to $30 million, comprised of both operating and capital expenditures. We intend to seek recovery from our insurers for property damage incurred above our self-insured retentions; however, no assurances can be given relative to the timing or amount of such recoveries.

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

Overview of Business

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership and its limited partnership units representing limited partner interests (“LP Units”) are listed on the New York Stock Exchange under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in this Report, unless otherwise indicated, “we,” “us,” “our” or “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

Buckeye owns and operates a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 110 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), formerly known as Bahamas Oil Refining Company International Limited (“BORCO”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our expansion into the Gulf Coast has added another regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), with world-class marine terminalling, storage and processing capabilities. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

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

Recent Developments

VTTI Acquisition

In October 2016, we signed a definitive agreement to acquire an indirect 50% equity interest in VTTI B.V. (“VTTI”) for cash consideration of $1.15 billion (the “VTTI Acquisition”). VTTI is one of the largest independent global marine terminal businesses that, through its subsidiaries and partnership interests, owns and operates approximately 54 million barrels of petroleum products storage across 13 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore, and offer world-class storage and marine terminalling services for refined petroleum products, liquid petroleum gas and crude oil.  The VTTI Acquisition is expected to close in January 2017, subject to regulatory approvals and customary closing conditions.

Equity Offering

In October 2016, we completed a public offering of 7.75 million LP Units pursuant to an effective shelf registration statement, which priced at $66.05 per unit. The underwriters also exercised an option to purchase 1.16 million additional LP Units, resulting in total gross proceeds of $588.7 million before deducting estimated underwriting fees and offering expenses of $7.7 million. We intend to use the net proceeds from this offering to fund a portion of the purchase price for the VTTI Acquisition. Pending such use, the net proceeds of this offering will be used to reduce the indebtedness outstanding under our $1.5 billion revolving credit facility with SunTrust Bank, as administrative agent, and other lenders (the “Credit Facility”) and for general partnership purposes.

Notes Offering

In October 2016, we priced an offering of $600.0 million of senior unsecured 3.950% notes maturing on December 1, 2026 in an underwritten public offering at 99.644% of their principal amount. We expect the offering to close on November 7, 2016, subject to customary closing conditions. Total gross proceeds from this offering will be $597.9 million before deducting estimated underwriting fees, expenses and debt issuance costs of $5.3 million. We intend to use the net proceeds from this offering to fund a portion of the purchase price for the VTTI Acquisition.

Hurricane Matthew

In October 2016, Hurricane Matthew made landfall in the Bahamas and the southeastern United States. Our domestic operations experienced no property damages or product releases as a result of the storm. We are currently evaluating the impact of the storm on our BBH terminalling facility, which is located along the Northwest Providence Channel of Grand Bahama Island. Based on information currently available, we estimate the range of costs expected to be incurred as a result of Hurricane Matthew to be between $20 million to $30 million, comprised of both operating and capital expenditures. We intend to seek recovery from our insurers for property damage incurred above our self-insured retentions; however, no assurances can be given relative to the timing or amount of such recoveries.

Credit Facility

In September 2016, Buckeye and its indirect wholly-owned subsidiaries, Buckeye Energy Services LLC, Buckeye West Indies Holdings LP and Buckeye Caribbean Terminals LLC, collectively the Buckeye Merchant Service Companies (“BMSC”), as borrowers, exercised their remaining option with consenting lenders to extend $1.4 billion of our existing Credit Facility by one year to September 30, 2021.

Term Loan

In September 2016, we entered into a credit agreement with SunTrust Bank, as administrative agent, and other lenders for a $250.0 million variable-rate term loan due September 30, 2019 (the “Term Loan”), with an option to extend the term for up to two one-year periods. At September 30, 2016, we had $250.0 million outstanding under the Term Loan. We used the proceeds from the Term Loan to reduce the indebtedness outstanding under our Credit Facility.

Interest Rate Derivatives

During the third quarter of 2016, we entered into four forward-starting interest rate swaps with a total aggregate notional amount of $200.0 million, which we entered into in anticipation of the issuance of debt on or before January 15, 2018, and six forward-starting interest rate swaps with a total aggregate notional amount of $300.0 million, which we entered into in anticipation of the issuance of debt on or before November 15, 2018. We expect to issue new fixed-rate debt on or before January 15, 2018 to repay the $300.0 million of 6.050% Notes that are due on January 15, 2018, and on or before November 15, 2018 to repay the $400.0 million of 2.650% Notes that are due on November 15, 2018.

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

During the nine months ended September 30, 2016, we sold approximately 1.6 million LP Units under the Equity Distribution Agreement and received $108.4 million in net proceeds after deducting commissions and other related expenses, including $1.1 million of compensation paid in aggregate to the agents under the Equity Distribution Agreement.

Overview of Operating Results

Net income attributable to our unitholders was $427.9 million for the nine months ended September 30, 2016, which was an increase of $124.7 million, or 41.1%, from $303.2 million for the corresponding period in 2015. Operating income was $576.4 million for the nine months ended September 30, 2016, which was an increase of $150.0 million, or 35.2%, from $426.4 million for the corresponding period in 2015.

The increase in net income attributable to our unitholders was the result of increased contributions from each of our business segments. Our Global Marine Terminals segment benefited from higher asset utilization due to strong customer demand for our storage, throughput and terminalling services over the prior year, as well as increased available storage capacity as a result of internal growth and diversification capital investments, including the commissioning of the Buckeye Texas assets during the fourth quarter of 2015. In our Domestic Pipelines & Terminals segment, increases in terminalling storage and throughput revenue, pipeline transportation revenue and product recoveries, reflecting higher terminalling capacity utilization, and $14 million in proceeds from the exercise by a customer of an early buy-out provision in a crude-by-rail contract were the primary drivers for the increase over the prior year. Additionally, our Merchant Services segment benefited from lower inventory costs due to more effective inventory management.

These increases in net income attributable to our unitholders were partially offset by increases in depreciation and amortization expense due to the commissioning of the Buckeye Texas assets in our Global Marine Terminals segment during the fourth quarter of 2015, as well as an increase in interest and debt expense due to lower capitalization of interest associated with the completion of the initial build-out of the Buckeye Texas assets.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$766,605	$728,384	$2,324,321	$2,613,267
Costs and expenses	560,378	584,824	1,747,943	2,186,886
Operating income	206,227	143,560	576,378	426,381
Other expense, net	(45,649)	(43,373)	(135,736)	(122,367)
Income from continuing operations before taxes	160,578	100,187	440,642	304,014
Income tax expense	(308)	(240)	(896)	(720)
Income from continuing operations	160,270	99,947	439,746	303,294
Loss from discontinued operations	—	—	—	(857)
Net income	160,270	99,947	439,746	302,437
Less: Net (income) loss attributable to noncontrolling interests	(3,896)	93	(11,803)	794
Net income attributable to Buckeye Partners, L.P.	$156,374	$100,040	$427,943	$303,231

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

The following table presents Adjusted EBITDA from continuing operations by segment and on a consolidated basis, distributable cash flow and a reconciliation of income from continuing operations, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA from continuing operations:
Domestic Pipelines & Terminals	$152,785	$120,979	$423,245	$376,042
Global Marine Terminals	110,705	80,593	325,710	233,716
Merchant Services	8,159	2,592	23,909	13,797
Adjusted EBITDA from continuing operations	$271,649	$204,164	$772,864	$623,555
Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable cash flow:
Income from continuing operations	$160,270	$99,947	$439,746	$303,294
Less: Net (income) loss attributable to noncontrolling interests	(3,896)	93	(11,803)	794
Income from continuing operations attributable to Buckeye Partners, L.P.	156,374	100,040	427,943	304,088
Add: Interest and debt expense	48,476	43,413	144,093	127,097
Income tax expense	308	240	896	720
Depreciation and amortization (1)	63,472	54,830	188,220	164,204
Non-cash unit-based compensation expense	8,853	6,597	22,912	17,578
Acquisition and transition expense (2)	309	82	479	2,942
Litigation contingency accrual (3)	—	1,729	—	15,229
Less: Amortization of unfavorable storage contracts (4)	(443)	(2,767)	(5,979)	(8,303)
Gains on property damage recoveries (5)	(5,700)	—	(5,700)	—
Adjusted EBITDA from continuing operations	$271,649	$204,164	$772,864	$623,555
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(44,268)	(39,197)	(131,465)	(114,450)
Income tax expense, excluding non-cash taxes	(308)	(240)	(896)	(720)
Maintenance capital expenditures (6)	(33,094)	(29,129)	(84,541)	(72,143)
Distributable cash flow from continuing operations	$193,979	$135,598	$555,962	$436,242
_________________________

(1)
Includes 100% of the depreciation and amortization expense of $18.5 million and $12.2 million for Buckeye Texas for the three months ended September 30, 2016 and 2015, respectively, and $52.5 million and $34.7 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Represents transaction costs, costs for transitional employees, and other employee and third-party costs related to the integration of acquired assets.

(3)	Represents reductions in revenue related to settlement of a Federal Energy Regulatory Commission proceeding.

(4)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

(5)	Represents recoveries of property damages caused by third parties, primarily related to an allision with a ship dock at our terminal located in Pennsauken, New Jersey.

(6)	Represents expenditures that maintain the operating, safety and/or earnings capacity of our existing assets.

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, percent of capacity utilization for our Global Marine Terminals segment and total volumes sold in gallons for our Merchant Services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	792.8	762.4	762.9	740.8
Jet fuel	380.2	370.5	364.7	360.6
Middle distillates (1)	265.1	301.4	279.0	340.8
Other products (2)	20.1	28.0	18.3	32.1
Total throughput	1,458.2	1,462.3	1,424.9	1,474.3
Terminals:
Throughput (3)	1,242.5	1,196.9	1,232.3	1,223.8

Pipeline average tariff (cents/bbl)	86.1	84.4	85.6	83.6

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	99%	97%	99%	95%

Merchant Services (in millions of gallons):
Sales volumes	238.7	229.7	852.5	902.1
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 93% and 85% for the three months ended September 30, 2016 and 2015, respectively, and approximately 92% and 83% for the nine months ended September 30, 2016 and 2015, respectively.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Consolidated

Income from continuing operations was $160.3 million for the three months ended September 30, 2016, which was an increase of $60.4 million, or 60.5%, from $99.9 million for the corresponding period in 2015.  The increase in income from continuing operations was primarily due to higher storage revenues, reflecting increased capacity utilization, internal growth capital investments and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; higher contributions from the Buckeye Texas assets; $14 million in proceeds from the exercise by a customer of an early buy-out provision in a crude-by-rail contract at our Albany, New York terminal; and more effective inventory management in our Merchant Services segment. The increase in income from continuing operations was partially offset by an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets which were commissioned in the fourth quarter of 2015, as well as an increase in interest and debt expense due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets.

Revenue was $766.6 million for the three months ended September 30, 2016, which was an increase of $38.2 million, or 5.2%, from $728.4 million for the corresponding period in 2015.  The increase in revenue was primarily related to an increase of storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; and higher contributions from the Buckeye Texas assets.  This increase in revenue was partially offset by a decline in refined petroleum product prices in our Merchant Services segment.

Adjusted EBITDA was $271.6 million for the three months ended September 30, 2016, which was an increase of $67.4 million, or 33.0%, from $204.2 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily related to higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; increased contributions from our joint venture interest in Buckeye Texas and higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; and more effective inventory management in our Merchant Services segment.

Distributable cash flow was $194.0 million for the three months ended September 30, 2016, which was an increase of $58.4 million, or 43.1%, from $135.6 million for the corresponding period in 2015.  The increase in distributable cash flow was primarily related to an increase of $67.4 million in Adjusted EBITDA as described above. This increase was partially offset by a $5.1 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets, and a $4.0 million increase in maintenance capital expenditures primarily resulting from increased tank integrity project costs, marine dock structure improvements, and upgrades to station and terminalling equipment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $152.7 million for the three months ended September 30, 2016, which was an increase of $31.7 million, or 26.2%, from $121.0 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $28.2 million increase in revenue, including project management gross margins, a $2.9 million increase in earnings from equity investments and a $0.6 million decrease in operating expenses. The increase in revenue was due to a $27.3 million increase in terminalling throughput revenue, pipeline transportation revenue, and related product recoveries, reflecting new terminalling-services contracts, increases in average pipeline tariff rates, longer-haul shipments, and $14 million in proceeds from the exercise by a customer of an early buy-out provision in a crude-by-rail contract at our Albany, New York terminal, as well as a $5.7 million increase in storage revenue, primarily due to increased capacity utilization, internal growth capital investments, and new storage contracts. These increases were partially offset by a $4.8 million decrease in project management, certain blending activities and other revenue.

Pipeline volumes decreased by 0.3% due to a decline in distillate volumes reflecting lower industrial activity, which was partially offset by an increase in gasoline volumes due to increased customer demand. Terminalling volumes increased by 3.8%, primarily due to higher demand for gasoline and jet fuel.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $110.7 million for the three months ended September 30, 2016, which was an increase of $30.1 million, or 37.3%, from $80.6 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $40.3 million increase in revenue from storage and terminalling services, reflecting increased contributions from our joint venture interest in Buckeye Texas as a result of assets commissioned during the fourth quarter of 2015. Our internal growth capital investments since the third quarter of 2015 increased available storage capacity and diversified our asset capabilities at Buckeye Texas and other marine storage terminals. In addition, such capital investments enabled us to achieve an increase in storage and terminalling services revenue in the third quarter of 2016. The average capacity utilization of our marine storage assets was 99% for the three months ended September 30, 2016, which was an increase from 97% in the corresponding period in 2015. This increase in Adjusted EBITDA was partially offset by a $7.5 million increase in operating expenses primarily related to the operation of the Buckeye Texas assets and a $2.7 million decrease in ancillary revenues, principally due to lower berthing activity and other related ancillary services in the current quarter.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $8.2 million for the three months ended September 30, 2016, which was an increase of $5.6 million, or 215.4%, from $2.6 million for the corresponding period in 2015.  Adjusted EBITDA was positively impacted by more effective inventory management and a decrease in operating expenses.

Adjusted EBITDA was positively impacted by a $47.5 million decrease in the cost of product sales, which included a $62.4 million decrease in refined petroleum product cost due to a price decrease of $0.26 per gallon (average prices per gallon were $1.39 and $1.65 for the 2016 and 2015 periods, respectively), partially offset by a $14.9 million increase due to a 3.9% increase in volumes sold, and a $0.1 million decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $42.0 million decrease in revenue, which included a $57.1 million decrease in refined petroleum product sales due to a price decrease of $0.24 per gallon (average sales prices per gallon were $1.44 and $1.68 for the 2016 and 2015 periods, respectively), which was partially offset by a $15.1 million increase due to a 3.9% increase in volumes sold.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Consolidated

Income from continuing operations was $439.7 million for the nine months ended September 30, 2016, which was an increase of $136.4 million, or 45.0%, from $303.3 million for the corresponding period in 2015.  The increase in income from continuing operations was primarily related to higher contributions from the Buckeye Texas assets and increased storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; $14 million in proceeds from the exercise by a customer of an early buy-out provision in a crude-by-rail contract at our Albany, New York terminal; and more effective inventory management in our Merchant Services segment. The increase in income from continuing operations was partially offset by an increase in depreciation and amortization expense primarily due to the Buckeye Texas assets, which were commissioned in the fourth quarter of 2015, in our Global Marine Terminals segment, as well as an increase in interest and debt expense due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets.

Revenue was $2,324.3 million for the nine months ended September 30, 2016, which was a decrease of $289.0 million, or 11.1%, from $2,613.3 million for the corresponding period in 2015.  The decrease in revenue was primarily related to the decline in refined petroleum product prices and a decrease in sales volumes in our Merchant Services segment. This decrease in revenue was partially offset by higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; and higher contributions from the Buckeye Texas assets.

Adjusted EBITDA was $772.9 million for the nine months ended September 30, 2016, which was an increase of $149.3 million, or 23.9%, from $623.6 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily related to increased contributions from our joint venture interest in Buckeye Texas and higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts; higher pipeline transportation and terminalling throughput revenues; favorable product recoveries; as well as more effective inventory management and a decrease in operating expenses in our Merchant Services segment.

Distributable cash flow was $556.0 million for the nine months ended September 30, 2016, which was an increase of $119.8 million, or 27.5%, from $436.2 million as compared to the corresponding period in 2015.  The increase in distributable cash flow was primarily related to an increase of $149.3 million in Adjusted EBITDA as described above. This increase was partially offset by a $17.0 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to lower capitalization of interest associated with the initial build-out of the Buckeye Texas assets, and a $12.4 million increase in maintenance capital expenditures primarily resulting from increased tank integrity project costs, marine dock structure upgrades, and upgrades to station and terminalling equipment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $423.3 million for the nine months ended September 30, 2016, which was an increase of $47.2 million, or 12.5%, from $376.1 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $42.5 million increase in revenue, including project management gross margins, a $3.9 million increase in earnings from equity investments and a $0.8 million decrease in operating expenses. The increase in revenue was due to a $31.6 million increase in terminalling throughput and product recovery revenue, reflecting new terminalling-services contracts and $14 million in proceeds from the exercise by a customer of an early buy-out provision in a crude-by-rail contract at our Albany, New York terminal, as well as a $19.6 million increase in storage revenue, primarily due to increased capacity utilization, internal growth capital investments, and new storage contracts. These increases were partially offset by a $8.7 million decrease in project management, certain blending activities and other revenue.

Pipeline volumes decreased by 3.4% due to a decline in distillate volumes reflecting lower industrial activity and warmer weather, which were partially offset by higher gasoline volumes due to increased customer demand. Terminalling volumes increased by 0.7% due to higher gasoline volumes due to increased customer demand, partially offset by weaker demand for distillates and the conversion of some terminalling throughput contracts to storage contracts.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $325.7 million for the nine months ended September 30, 2016, which was an increase of $92.0 million, or 39.4%, from $233.7 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $123.3 million increase in revenue from storage and terminalling services, reflecting increased contributions from our joint venture interest in Buckeye Texas as a result of assets commissioned during the fourth quarter of 2015. Our internal growth capital investments since the second quarter of 2015 increased available storage capacity and diversified our asset capabilities at Buckeye Texas and other marine storage terminals. In addition, such capital investments enabled us to achieve an increase in storage and terminalling services revenue in the first nine months of 2016. The average capacity utilization of our marine storage assets was 99% for the nine months ended September 30, 2016, which was an increase from 95% in the corresponding period in 2015. This increase in Adjusted EBITDA was partially offset by a $23.7 million increase in operating expenses primarily related to the operation of the Buckeye Texas assets and a $7.6 million decrease in ancillary revenues, principally due to lower berthing activity and other related ancillary services.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $23.9 million for the nine months ended September 30, 2016, which was an increase of $10.1 million, or 73.2%, from $13.8 million for the corresponding period in 2015.  Adjusted EBITDA was positively impacted by more effective inventory management and a decrease in operating expenses.

Adjusted EBITDA was positively impacted by a $490.7 million decrease in the cost of product sales, which included a $405.0 million decrease in refined petroleum product cost due to a price decrease of $0.48 per gallon (average prices per gallon were $1.25 and $1.73 for the 2016 and 2015 periods, respectively), a $85.7 million decrease due to a 5.5% decrease in volumes sold, and a $2.6 million decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $483.2 million decrease in revenue, which included a $396.0 million decrease in refined petroleum product sales due to a price decrease of $0.47 per gallon (average sales prices per gallon were $1.29 and $1.76 for the 2016 and 2015 periods, respectively) and a $87.2 million decrease due to a 5.5% decrease in volumes sold.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our LP Units through our at-the-market offering program.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  BMSC funds their working capital needs principally from their own operations and their portion of our Credit Facility, which is classified as a current liability on our unaudited condensed consolidated balance sheets.  Our financial policy has been to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of September 30, 2016, we had working capital of $55.6 million and $1,078.8 million of additional borrowing capacity under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that, as of September 30, 2016, had $890.0 million of unsold equity securities that we may issue thereunder.  The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

Debt

In September 2016, Buckeye and BMSC, as borrowers, exercised their remaining option with consenting lenders to extend $1.4 billion of our existing Credit Facility by one year to September 30, 2021. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

In September 2016, we entered into a credit agreement with SunTrust Bank, as administrative agent, and other lenders for a $250.0 million variable-rate term loan due September 30, 2019, with an option to extend the term for up to two one-year periods. At September 30, 2016, we had $250.0 million outstanding under the Term Loan. We used the proceeds from the Term Loan to reduce the indebtedness outstanding under our Credit Facility. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

It is our intent to refinance the $125.0 million of 5.125% Notes maturing on July 1, 2017 using our Credit Facility. At September 30, 2016, we had $1,078.8 million of additional borrowing capacity under our Credit Facility. Therefore, we have classified these notes as long-term debt in the unaudited condensed consolidated balance sheet at September 30, 2016.

At September 30, 2016, we had total fixed-rate and variable-rate debt obligations of $3,624.0 million and $421.2 million, respectively, with an aggregate fair value of $4,217.1 million. At September 30, 2016, we were in compliance with the covenants under our Credit Facility and Term Loan.

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

During the nine months ended September 30, 2016, we sold approximately 1.6 million LP Units under the Equity Distribution Agreement and received $108.4 million in net proceeds after deducting commissions and other related expenses, including $1.1 million of compensation paid in aggregate to the agents under the Equity Distribution Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$549,773	$502,431
Investing activities	(378,228)	(425,999)
Financing activities	(176,424)	(77,559)
Net decrease in cash and cash equivalents	$(4,879)	$(1,127)

Operating Activities

Net cash provided by operating activities of $549.8 million for the nine months ended September 30, 2016 primarily resulted from $439.7 million of net income and $188.2 million of depreciation and amortization expense, partially offset by a $101.0 million increase in inventory, primarily driven by the change in commodity prices and the seasonal build-up of inventory for the heating season.

Net cash provided by operating activities of $502.4 million for the nine months ended September 30, 2015 primarily resulted from $302.4 million of net income, $164.2 million of depreciation and amortization expense and a $39.4 million decrease in accounts receivable.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $378.2 million for the nine months ended September 30, 2016 primarily resulted from $380.1 million of capital expenditures and $25.9 million related to the acquisition of the Indianola terminalling facility, partially offset by $19.9 million in refunded escrow deposits. See below for a discussion of capital spending.

Net cash used in investing activities of $426.0 million for the nine months ended September 30, 2015 primarily resulted from $433.2 million of capital expenditures, partially offset by $10.1 million of proceeds from the sale and disposition of assets, primarily due to the disposition of an ammonia pipeline in Texas.  See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $176.4 million for the nine months ended September 30, 2016 primarily resulted from $469.8 million of cash distributions paid to our unitholders ($3.60 per LP Unit) and $51.2 million of net repayments under the Credit Facility, which were partially offset by $250.0 million of borrowings on our Term Loan and $108.4 million of net proceeds from the issuance of 1.6 million LP Units under the Equity Distribution Agreements.

Net cash used in financing activities of $77.6 million for the nine months ended September 30, 2015 primarily resulted from $439.6 million of cash distributions paid to our unitholders ($3.45 per LP Unit), partially offset by $225.5 million of net borrowings under the Credit Facility and $117.8 million of net proceeds from the issuance of 1.6 million LP Units under the Equity Distribution Agreements.

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

	Nine Months Ended September 30,
	2016	2015
Maintenance capital expenditures	$84,541	$72,143
Expansion and cost reduction	295,531	361,009
Total capital expenditures (1)	$380,072	$433,152
____________________________

(1)	Amounts exclude the impact of accruals.

On an accrual basis, the additions to property, plant and equipment related to expansion and cost reduction projects were $252.8 million and $403.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Capital expenditures decreased for the nine months ended September 30, 2016, as compared to the corresponding period in 2015 primarily due to decreases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $295.5 million for the nine months ended September 30, 2016, which was a decrease of $65.5 million, or 18.1%, from $361.0 million for the corresponding period in 2015. The period-over-period fluctuations in our expansion and cost reduction capital expenditures were primarily driven by the end of the major spending on our large organic growth capital projects, including the initial build-out of the Buckeye Texas assets, which were commissioned in the fourth quarter of 2015. Our maintenance capital expenditures were $84.5 million for the nine months ended September 30, 2016, which was an increase of $12.4 million, or 17.2%, from $72.1 million for the corresponding period in 2015. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by increased tank integrity projects, marine dock structure upgrades, and upgrades to station and terminalling equipment.

We have estimated our capital expenditures as follows for the year ending December 31, 2016 (in thousands):

	2016
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$75,000	$80,000
Expansion and cost reduction	200,000	220,000
Total capital expenditures	$275,000	$300,000

Global Marine Terminals:
Maintenance capital expenditures	$35,000	$40,000
Expansion and cost reduction	100,000	110,000
Total capital expenditures (1)	$135,000	$150,000

Overall:
Maintenance capital expenditures	$110,000	$120,000
Expansion and cost reduction	300,000	330,000
Total capital expenditures	$410,000	$450,000
_________________________
(1)   Includes 100% of Buckeye Texas’ capital expenditures.

Estimated maintenance capital expenditures include tank refurbishments and upgrades to station and terminalling equipment, pipeline integrity, field instrumentation and cathodic protection systems and exclude capital expenditures expected to be incurred in response to Hurricane Matthew. Estimated major expansion and cost reduction expenditures include the capacity expansion of our pipeline system and terminalling capacity in the Midwest, various tank construction and conversion projects in our Global Marine Terminals and Domestic Pipelines & Terminals segments, as well as an expansion of facilities in the New York Harbor.

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes in that information other than as discussed below.  Also, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

The following is a summary of changes in fair value of our commodity derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2016	$78,129	$—	$78,129
Items recognized or settled during the period	(76,678)	—	(76,678)
Fair value attributable to new deals	(5,944)	1,052	(4,892)
Change in fair value attributable to price movements	(17,807)	—	(17,807)
Change in fair value attributable to non-performance risk	246	—	246
Fair value of contracts outstanding at September 30, 2016	$(22,054)	$1,052	$(21,002)

Commodity Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at September 30, 2016, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$253,800
Fair value assuming 10% increase in underlying commodity prices	Asset	$255,338
Fair value assuming 10% decrease in underlying commodity prices	Asset	$252,262

Interest Rate Risk

We utilize forward-starting interest rate swaps to hedge the variability of the forecasted interest payments on anticipated debt issuances that may result from changes in the benchmark interest rate until the expected debt is issued. When entering into interest rate swap transactions, we are exposed to both credit risk and market risk. We manage our credit risk by entering into swap transactions only with major financial institutions with investment-grade credit ratings. We are subject to credit risk when the change in fair value of the swap instruments is positive and the counterparty may fail to perform under the terms of the contract. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of swaps. We manage our market risk by aligning the swap instrument with the existing underlying debt obligation or a specified expected debt issuance generally associated with the maturity of an existing debt obligation. Based on a hypothetical 10% movement in the underlying interest rates at September 30, 2016, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$1,052
Fair value assuming 10% increase in underlying interest rates	Asset	$1,157
Fair value assuming 10% decrease in underlying interest rates	Asset	$947

See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth territory of the U.S., and uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in other income (expense) within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and nine months ended September 30, 2016 and 2015.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our pending VTTI Acquisition may not be consummated.

The VTTI Acquisition is expected to close in early 2017 and is subject to closing conditions and certain regulatory approvals, including the expiration of any waiting periods under the Hart-Scott-Rodino Act, as amended. If these conditions are not satisfied or waived, the VTTI Acquisition will not be consummated. If the closing of the VTTI Acquisition is substantially delayed or does not occur at all, or if the terms of the VTTI Acquisition are required to be modified substantially due to regulatory concerns, we may not realize the anticipated benefits of the VTTI Acquisition fully or at all.

We may in the future cause all or a portion of our interest in the acquired VTTI business to be held in an entity treated as a corporation for U.S. federal income tax purposes, which would reduce cash available for distribution from the acquired VTTI business.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a publicly traded partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code, as amended.

If the VTTI Acquisition is consummated, we expect to derive income from the transportation and storage of gas, oil, and products thereof in part through direct or indirect non-U.S. subsidiaries of VTTI, including VTTI Energy Partners LP, that are treated as corporations for U.S. federal income tax purposes. In specific circumstances we may be required to include certain amounts of this corporate income in our own gross income whether or not these corporations make matching cash distributions. Vinson & Elkins L.L.P., our advisor on matters of U.S. federal income tax law, is unable to opine as to the qualifying income nature of portions of such income inclusions derived from the VTTI assets or operations. Consequently, we intend to actively monitor the amounts of any such income inclusions and may seek a ruling from the Internal Revenue Service (‘‘IRS’’) with respect to the qualifying income nature of these income inclusion amounts. If these income inclusion amounts exceed or are expected to exceed our currently anticipated tolerance for gross income with respect to which Vinson & Elkins L.L.P. is unable to opine and we are unable to receive a favorable IRS ruling in a timely manner, it may be necessary for us to hold some or all of our interests in the acquired VTTI business through a taxable U.S. corporate subsidiary. In such case, this corporate subsidiary would be subject to corporate-level tax on its taxable income at the applicable U.S. federal corporate income tax rate of 35% as well as any applicable state income tax rates. Imposition of a corporate level federal income tax would significantly reduce the anticipated cash available for distribution from the acquired VTTI business to us and, in turn, would reduce our cash available for distribution to our unitholders. Moreover, if the IRS were to successfully assert that this corporation had more tax liability than we currently anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be significantly reduced.

Notwithstanding our treatment for U.S. federal income tax purposes, we may be subject to additional tax on our non-U.S. income. If a taxing authority were to successfully assert that we have more tax liability than we anticipate or legislation were enacted that increased the taxes to which we are subject, the cash available for distribution to you could be further reduced.

A portion of our business operations and subsidiaries and, if the VTTI Acquisition is consummated, a portion of the VTTI business operations and subsidiaries are generally subject to income, withholding and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of cash available for distribution. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional tax being imposed on us, reducing the cash available for distribution to unitholders. In addition, changes in our operations or ownership could result in higher than anticipated tax being imposed in jurisdictions in which we are organized or from which we receive income and further reduce the cash available for distribution.

Unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where such unitholders do not live.

In addition to U.S. federal income taxes, unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if a unitholder does not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in a number of states in the United States. Most of these states impose an income tax on individuals, corporations and other entities. Additionally, we also own property and conduct business in multiple non-U.S. jurisdictions and will, if the VTTI Acquisition is consummated, directly and indirectly own property and conduct business in additional non-U.S. jurisdictions. Under current law, unitholders are not required to file a tax return or pay taxes in any of the non-U.S. jurisdictions where we currently own property or operate in or where we will, if the VTTI Acquisition is consummated, directly and indirectly own property or operate in. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or non-U.S. jurisdictions that impose a personal income tax. It is a unitholder’s responsibility to file all non-U.S., federal, state and local tax returns.

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

10.1
Second Amendment to Revolving Credit Agreement dated as of September 30, 2016, by and among Buckeye Partners, L.P., Buckeye Energy Services LLC, Buckeye Caribbean Terminals LLC and Buckeye West Indies Holdings LP, as borrowers, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 3, 2016).

10.2
Term Loan Agreement dated as of September 30, 2016, by and among Buckeye Partners, L.P., as borrower, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 3, 2016).

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	November 3, 2016	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)