Form 10-Q
period 2017-03-31
BUCKEYE PARTNERS, L.P.
filed 2017-05-05
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2017, there were 140,527,636 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product sales	$565,420	$384,762
Transportation, storage and other services	403,853	395,832
Total revenue	969,273	780,594

Costs and expenses:
Cost of product sales	548,050	368,644
Operating expenses	161,968	149,086
Depreciation and amortization	65,488	61,426
General and administrative	21,737	21,231
Total costs and expenses	797,243	600,387
Operating income	172,030	180,207

Other income (expense):
Earnings from equity investments	10,358	3,088
Interest and debt expense	(55,885)	(47,783)
Other income	28	80
Total other expense, net	(45,499)	(44,615)
Income before taxes	126,531	135,592
Income tax expense	(222)	(615)
Net income	126,309	134,977
Less: Net income attributable to noncontrolling interests	(2,733)	(3,864)
Net income attributable to Buckeye Partners, L.P.	$123,576	$131,113

Earnings per unit attributable to Buckeye Partners, L.P.:
Basic	$0.88	$1.01
Diluted	$0.88	$1.01

Weighted average units outstanding:
Basic	140,377	129,703
Diluted	140,998	130,129

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$126,309	$134,977
Other comprehensive income:
Unrealized gains on derivative instruments	2,985	—
Reclassification of derivative losses to net income	3,038	1,772
Recognition of costs related to benefit plans to net income	177	195
Other comprehensive income from equity method investments	2,891	—
Total other comprehensive income	9,091	1,967
Comprehensive income	135,400	136,944
Less: Comprehensive income attributable to noncontrolling interests	(2,733)	(3,864)
Comprehensive income attributable to Buckeye Partners, L.P.	$132,667	$133,080

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$4,873	$640,340
Accounts receivable, net	205,768	236,416
Construction and pipeline relocation receivables	21,740	17,276
Inventories	305,127	356,803
Derivative assets	27,599	1,526
Prepaid and other current assets	40,283	66,536
Total current assets	605,390	1,318,897

Property, plant and equipment	7,602,478	7,523,774
Less: Accumulated depreciation	(1,078,276)	(1,040,492)
Property, plant and equipment, net	6,524,202	6,483,282

Equity investments	1,249,569	89,564
Goodwill	1,004,545	1,004,545

Intangible assets	616,286	616,286
Less: Accumulated amortization	(209,366)	(192,983)
Intangible assets, net	406,920	423,303

Other non-current assets	76,219	101,512
Total assets	$9,866,845	$9,421,103

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$258,310	$—
Accounts payable	55,262	107,383
Derivative liabilities	2,685	26,272
Accrued and other current liabilities	231,529	265,893
Total current liabilities	547,786	399,548

Long-term debt	4,561,032	4,217,695
Other non-current liabilities	98,538	105,437
Total liabilities	5,207,356	4,722,680

Commitments and contingent liabilities (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (140,526,615 and 140,263,787 units outstanding as of March 31, 2017 and December 31, 2016, respectively)	4,389,029	4,437,316
Accumulated other comprehensive loss	(16,502)	(25,593)
Total Buckeye Partners, L.P. capital	4,372,527	4,411,723
Noncontrolling interests	286,962	286,700
Total partners’ capital	4,659,489	4,698,423
Total liabilities and partners’ capital	$9,866,845	$9,421,103

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$126,309	$134,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,488	61,426
Amortization of debt issuance costs and discount	1,323	1,173
Amortization of losses on terminated interest rate swaps	3,038	3,037
Non-cash unit-based compensation expense	8,715	6,318
Net changes in fair value of derivatives	(26,394)	80,975
Amortization of unfavorable storage contracts	—	(2,768)
Earnings from equity investments	(10,358)	(3,088)
Distributions from equity investments	1,728	374
Other non-cash items	103	674
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	30,722	(38,405)
Construction and pipeline relocation receivables	(4,464)	1,027
Inventories	51,676	1,336
Prepaid and other current assets	26,253	(19,235)
Accounts payable	(53,814)	24,723
Accrued and other current liabilities	(24,412)	(41,927)
Other non-current assets	(184)	(517)
Other non-current liabilities	(2,685)	(4,054)
Net cash provided by operating activities	193,044	206,046
Cash flows from investing activities:
Capital expenditures	(98,252)	(112,345)
Equity investment acquisition	(1,150,000)	—
Proceeds from sale and disposition of assets	402	1,500
Escrow deposits	—	19,850
Distributions from equity investments	672	—
Net cash used in investing activities	(1,247,178)	(90,995)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	3,212	37,590
Net proceeds from exercise of Unit options	481	161
Payment of tax withholding on issuance of LTIP awards	(8,175)	(4,909)
Borrowings under BPL Credit Facility	597,290	343,500
Repayments under BPL Credit Facility	(255,077)	(375,500)
Net borrowings under BMSC Credit Facility	258,310	38,112
Contributions from noncontrolling interests	3,600	2,200
Distributions paid to noncontrolling interests	(6,825)	(1,258)
Distributions paid to unitholders	(174,149)	(154,147)
Net cash provided by (used in) financing activities	418,667	(114,251)
Net (decrease) increase in cash and cash equivalents	(635,467)	800
Cash and cash equivalents — Beginning of period	640,340	4,881
Cash and cash equivalents — End of period	$4,873	$5,681

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2017	$4,437,316	$(25,593)	$286,700	$4,698,423
Net income	123,576	—	2,733	126,309
Distributions paid to unitholders	(174,886)	—	737	(174,149)
Net proceeds from issuance of LP Units	3,212	—	—	3,212
Amortization of unit-based compensation awards	8,715	—	—	8,715
Net proceeds from exercise of Unit options	481	—	—	481
Payment of tax withholding on issuance of LTIP awards	(8,175)	—	—	(8,175)
Distributions paid to noncontrolling interests	—	—	(6,825)	(6,825)
Contributions from noncontrolling interests	—	—	3,600	3,600
Other comprehensive income	—	9,091	—	9,091
Noncash accrual for distribution equivalent rights	(1,193)	—	—	(1,193)
Other	(17)	—	17	—
Partners’ capital - March 31, 2017	$4,389,029	$(16,502)	$286,962	$4,659,489

Partners’ capital - January 1, 2016	$3,833,230	$(97,841)	$281,352	$4,016,741
Net income	131,113	—	3,864	134,977
Distributions paid to unitholders	(154,928)	—	781	(154,147)
Net proceeds from issuance of LP Units	37,590	—	—	37,590
Amortization of unit-based compensation awards	6,342	—	—	6,342
Net proceeds from exercise of Unit options	161	—	—	161
Payment of tax withholding on issuance of LTIP awards	(4,909)	—	—	(4,909)
Distributions paid to noncontrolling interests	—	—	(1,258)	(1,258)
Contributions from noncontrolling interests	—	—	2,200	2,200
Other comprehensive income	—	1,967	—	1,967
Noncash accrual for distribution equivalent rights	(697)	—	—	(697)
Other	(48)	—	48	—
Partners’ capital - March 31, 2016	$3,847,854	$(95,874)	$286,987	$4,038,967

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

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered and miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. We also own and operate one of the largest networks of active products terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products. Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Our recent acquisition of an indirect 50% equity interest in VTTI B.V. (“VTTI”) expands our international presence with premier storage and marine terminalling services for petroleum products predominantly located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

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

We believe that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Developments

Retirement Benefits. In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same income statement line item as other employee compensation costs, while the other components are required to be presented separately within non-operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended existing accounting standards for revenue recognition, including industry-specific requirements, and provides entities with a single revenue recognition model for recognizing revenue from contracts with customers.  The core principle of ASU 2014-09 is that an entity should recognize revenue from contracts with customers when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Furthermore, additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods under ASU 2014-09 are the full retrospective method, which would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application.  In July 2015, the FASB deferred the effective date of ASU 2014-09 and is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016.  In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09.  We are currently evaluating the provisions of the standard and have formed an implementation work team consisting of representatives from across all of our business segments to evaluate and implement changes to business processes, systems and controls. In addition, we have implemented training on the new standard’s revenue recognition model and are continuing our contract review and documentation. We expect to adopt this guidance on January 1, 2018, and we are currently evaluating the impact that it will have on our consolidated financial statements under the elected modified retrospective transition method.

Equity-Based Compensation. In March 2016, the FASB issued guidance to simplify several aspects of the accounting for employee equity-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows and classification of awards as liabilities or equity. The guidance was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Amendments related to the timing of when excess tax benefits are recognized, statutory withholding requirements and forfeitures were to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows were to be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were to be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows were to be applied using either a prospective transition method or a retrospective transition method. We adopted this guidance as of January 1, 2017 and did not recognize a retrospective transition adjustment. In addition, the adoption of this guidance did not have a material impact on our consolidated financial statements or on our disclosures.

2. ACQUISITIONS

Business Combination

Indianola terminalling facility acquisition

In August 2016, we acquired a liquid petroleum products terminalling facility in Indianola, Pennsylvania from Kinder Morgan Transmix Company, LLC for $26.0 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of March 31, 2017 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Inventories	$1,554
Property, plant and equipment	16,713
Goodwill	7,758
Allocated purchase price	$26,025

Unaudited Pro forma Financial Results for the Indianola terminalling facility acquisition

Our consolidated statements of operations do not include earnings from the terminalling facility prior to August 4, 2016, the effective acquisition date of these assets. The preparation of unaudited pro forma financial information for the terminalling facility is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three months ended March 31, 2017.

Equity Transaction

VTTI Acquisition

In January 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”). We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 57 million barrels of petroleum products storage across 14 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore, and offer world-class storage and marine terminalling services for refined petroleum products, liquid petroleum gas and crude oil. We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture. We account for this investment using the equity method of accounting. Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. The earnings from our equity investment in VTTI are reported in our Global Marine Terminals segment. In addition, we include our proportionate share of our equity method investments’ unrealized gains and losses in other comprehensive income in our unaudited condensed consolidated financial statements. We recognized a foreign currency translation gain of $2.9 million in other comprehensive income for the three months ended March 31, 2017 related to our investment in VTTI.

The excess net investment in VTTI was $580.8 million at the acquisition date and was comprised of the following components: (i) $225.3 million related to the excess of the fair values of identifiable property, plant and equipment and intangible assets over their carrying values, which is amortized on a straight-line basis over the remaining useful lives of these underlying assets; and (ii) $355.5 million of implied goodwill which is not subject to amortization.

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

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $1.5 million and $1.6 million during the three months ended March 31, 2017 and 2016, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  As of March 31, 2017 and December 31, 2016, we recorded environmental remediation liabilities of $44.4 million and $44.3 million, respectively.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At March 31, 2017 and December 31, 2016, we had $6.6 million and $7.2 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Liquid petroleum products (1)	$282,960	$337,424
Materials and supplies	22,167	19,379
Total inventories	$305,127	$356,803

(1)	Ending inventory was 182.8 million and 198.2 million gallons of liquid petroleum products as of March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, approximately 91% and 88% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of weighted average cost method or net realizable value.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Prepaid insurance	$2,021	$7,609
Margin deposits	20,299	43,912
Unbilled revenue	2,293	1,615
Prepaid taxes	9,284	7,357
Vendor prepayments	—	1,863
Other	6,386	4,180
Total prepaid and other current assets	$40,283	$66,536

6. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

		Three Months Ended March 31,
	Segment	2017	2016
VTTI B.V. (1)	Global Marine Terminals	$8,389	$—
West Shore Pipe Line Company	Domestic Pipelines & Terminals	1,342	2,331
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	334	377
Transport4, LLC	Domestic Pipelines & Terminals	173	147
South Portland Terminal LLC	Domestic Pipelines & Terminals	120	233
Total earnings from equity investments		$10,358	$3,088

(1) We acquired an indirect 50% equity interest in VTTI in January 2017.  For additional information, see Note 2.

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$126,684	$22,211
Operating income	45,645	12,533
Net income	30,112	8,339
Net income attributable to investees	23,987	8,339

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to financial market risks, including changes in interest rates and commodity prices, in the course of our normal business operations.  We use derivative instruments to manage such risks.

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

During the three months ended March 31, 2017, unrealized gains of $1.7 million were recorded in accumulated other comprehensive income (“AOCI”) to reflect the change in the fair values of the forward-starting interest rate swaps.

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
The following table summarizes our commodity derivative instruments outstanding at March 31, 2017 (amounts in thousands of gallons):

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term	Treatment
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	7,712	1,574	Mark-to-market
Physical index derivative contracts	34,667	—	Mark-to-market
Futures contracts for refined petroleum products	1,431	18,690	Mark-to-market

Derivatives designated as hedging instruments:
Physical fixed price derivative contracts	8,818	—	Cash Flow Hedge
Cash flow hedge contracts	9,618	—	Cash Flow Hedge
Futures contracts for refined petroleum products	150,822	15,288	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position.

Our futures contracts designated as fair value hedges related to our inventory portfolio and our futures contracts designated as cash flow hedges related to refined petroleum products extend to the fourth quarter of 2018.

Effective January, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral.  These amendments impacted the accounting treatment of our exchange-traded derivatives contracts, primarily comprised of our futures contracts, for which the CME serves as the central clearing party, or exchange-settled derivative traded on the over-the-counter (“OTC”)market. As a result, commencing with the first quarter of 2017, we began reducing the corresponding derivative asset and liability balances for our exchange-settled derivative contracts to reflect the settlement of those positions via the variation margin. The variation margin is now considered partial settlement of the derivative contract and will result in realized gains or losses which prior to January 1, 2017 were classified as unrealized gains or losses on derivatives. In addition, we maintain an initial margin deposit with the broker in an amount sufficient to cover the fair value of our open futures positions. This margin deposit is considered collateral and is included within prepaid and other current assets in our condensed consolidated balance sheets and is not offset against the fair values of our derivative instruments.

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2017
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$1,353	$—	$1,353	$(236)	$1,117
Physical index derivative contracts	244	—	244	(1)	243
Interest rates derivatives	—	26,239	26,239	—	26,239
Total current derivative assets	1,597	26,239	27,836	(237)	27,599
Physical fixed price derivative contracts	193	—	193	—	193
Interest rates derivatives	—	38,080	38,080	—	38,080
Total non-current derivative assets	193	38,080	38,273	—	38,273
Physical fixed price derivative contracts	(1,096)	(1,825)	(2,921)	236	(2,685)
Physical index derivative contracts	(1)	—	(1)	1	—
Total current derivative liabilities	(1,097)	(1,825)	(2,922)	237	(2,685)
Net derivative assets	$693	$62,494	$63,187	$—	$63,187

(1)	Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.

	December 31, 2016
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$1,499	$—	$1,499	$(306)	$1,193
Physical index derivative contracts	334	—	334	(1)	333
Futures contracts for refined products	51,431	21	51,452	(51,452)	—
Total current derivative assets	53,264	21	53,285	(51,759)	1,526
Physical fixed price derivative contracts	164	—	164	(5)	159
Futures contracts for refined products	226	—	226	(226)	—
Interest rates derivatives	—	62,609	62,609	—	62,609
Total non-current derivative assets	390	62,609	62,999	(231)	62,768
Physical fixed price derivative contracts	(4,517)	—	(4,517)	306	(4,211)
Physical index derivative contracts	(1)	—	(1)	1	—
Futures contracts for refined products	(57,828)	(15,685)	(73,513)	51,452	(22,061)
Total current derivative liabilities	(62,346)	(15,685)	(78,031)	51,759	(26,272)
Physical fixed price derivative contracts	(61)	—	(61)	5	(56)
Futures contracts for refined products	(4,384)	—	(4,384)	226	(4,158)
Total non-current derivative liabilities	(4,445)	—	(4,445)	231	(4,214)
Net derivative (liabilities) assets	$(13,137)	$46,945	$33,808	$—	$33,808

(1)
Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

At March 31, 2017, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2018.  In addition, at March 31, 2017, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended March 31,
	Location	2017	2016
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$2,487	$(2,255)
Physical index derivative contracts	Product sales	(16)	(27)
Physical fixed price derivative contracts	Cost of product sales	467	5,115
Physical index derivative contracts	Cost of product sales	163	214
Futures contracts for refined products	Cost of product sales	(90)	(1,482)

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$33,577	$1,613
Physical inventory - hedged items	Cost of product sales	(20,351)	8,326

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(959)	$647
Time value excluded from hedge assessment	Cost of product sales	14,185	9,292
Net gain in income		$13,226	$9,939

The change in value recognized in OCI and the gains and losses reclassified from AOCI to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Gain Recognized in OCI on Derivatives for the
	Three Months Ended March 31,
	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$1,710	$—
Commodity derivatives	1,275	—
Total	$2,985	$—

		(Loss) Gain Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended March 31,
	Location	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,038)	$(3,038)
Commodity derivatives	Product Sales	—	1,266
Total		$(3,038)	$(1,772)

Over the next twelve months, we expect to reclassify $11.0 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense. The net losses consist of $11.9 million of amortization of hedge losses related to our settled forward-starting interest rate swaps and $0.9 million of estimated amortization of forecasted hedge gains on our forward-starting interest swaps that we expect to settle in late 2017. The ineffective portion of the change in fair value of cash flow hedges was not material for the three months ended March 31, 2017.

8. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	March 31, 2017		December 31, 2016
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$1,546	$—	$1,352
Physical index derivative contracts	—	244	—	333
Futures contracts for refined products	—	—	—	—
Interest rate derivatives	—	64,319	—	62,609

Financial liabilities:
Physical fixed price derivative contracts	—	(2,921)	—	(4,267)
Physical index derivative contracts	—	(1)	—	—
Futures contracts for refined products	—	—	(26,219)	—
Fair value	$—	$63,187	$(26,219)	$60,027

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange.

The values of the Level 2 interest rate derivatives were determined using fair value estimates obtained from our counterparties, which are verified using other available market data, including cash flow models which incorporate market inputs, including the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. Credit value adjustments (“CVAs”), which are used to reflect the potential nonperformance risk of our counterparties, are considered in the fair value assessment of interest rate derivatives. We determined that the impact of CVAs is not significant to the overall valuation of interest rate derivatives.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed price derivative assets are net of CVAs determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

Financial instruments included in current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.  The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historic market prices of our publicly issued debt with the market prices of the publicly issued debt of other MLPs with similar credit ratings and terms.  The fair values of our variable-rate debt are their carrying amounts, as the carrying amount reasonably approximates fair value due to the variability of the interest rates.  The carrying value and fair value of our debt, using Level 2 input values, were as follows at the dates indicated (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,968,819	$4,114,152	$3,967,695	$4,083,488
Variable-rate debt	850,523	850,523	250,000	250,000
Total debt	$4,819,342	$4,964,675	$4,217,695	$4,333,488

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three months ended March 31, 2017 and 2016, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

9. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Buckeye Pipe Line Services Company, which employs the majority of our workforce, sponsors a defined benefit plan, the Retirement Income Guarantee Plan (the “RIGP”), and an unfunded post-retirement benefit plan (the “Retiree Medical Plan”).  The RIGP and Retiree Medical Plan are closed and have limited participation. The components of the net periodic benefit cost for the RIGP and Retiree Medical Plan were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	RIGP		Retiree Medical Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$(9)	$(9)	$81	$91
Interest cost	105	127	327	333
Expected return on plan assets	(64)	(71)	—	—
Amortization of unrecognized losses	130	145	47	50
Net periodic benefit cost	$162	$192	$455	$474

During the three months ended March 31, 2017 and 2016, we contributed $1.3 million and $0.8 million, respectively, in aggregate to the RIGP and Retiree Medical Plans.

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

We recognized compensation expense related to the LTIP and the Option Plan of $8.7 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively.

LTIP

As of March 31, 2017, there were 1,656,179 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2016 and 2015, actual compensation awards deferred under the Deferral Plan were $4.4 million and $3.1 million, for which 145,138 and 139,526 phantom units (including matching units) were granted during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the three months ended March 31, 2017, the Compensation Committee of the Board granted 295,009 phantom units to employees (including the 145,138 phantom units granted pursuant to the Deferral Plan, as discussed above), 18,000 phantom units to independent directors of Buckeye GP and 206,539 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2017	1,296	$63.54
Granted (2)	520	70.49
Performance adjustment (3)	32	71.50
Vested	(319)	69.95
Forfeited	(20)	63.51
Unvested at March 31, 2017	1,509	$64.47

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per LP Unit for forfeited and vested awards is determined before an allowance for forfeitures.

(2)
Includes both phantom and performance awards. Performance awards are granted at a target amount but, depending on our performance during the vesting period with respect to certain pre-established goals, the number of LP Units issued upon vesting of such performance awards can be greater or less than the target amount.

(3)
Represents the LP Units to be issued in excess of target amounts for performance awards that vested during the three months ended March 31, 2017 as a result of our above target performance with respect to applicable performance goals.

At March 31, 2017, $54.8 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2.1 years.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2017	10	$50.36	0.1	$151
Exercised	(10)	—
Outstanding at March 31, 2017	—	—	—	$—

Exercisable at March 31, 2017	—	$—	—	$—

(1)
Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in March 2017 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during each of the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

11. PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

During the three months ended March 31, 2017, we sold approximately 50 thousand LP Units under the Equity Distribution Agreement and received $3.2 million in net proceeds after deducting commissions and other related expenses, including nominal compensation fees paid in aggregate to the agents under the Equity Distribution Agreement.

Summary of Changes in Outstanding LP Units

The following is a summary of changes in Buckeye’s outstanding LP Units for the periods indicated (in thousands):

Limited Partners
LP Units outstanding at January 1, 2017	140,264
LP Units issued pursuant to the Option Plan (1)	10
LP Units issued pursuant to the LTIP (1)	203
Issuance of LP Units through the Equity Distribution Agreement	50
LP Units outstanding at March 31, 2017	140,527

(1) The number of LP Units issued represents issuance net of tax withholding.

Cash Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $174.9 million ($1.2375 per LP Unit) and $154.9 million ($1.1875 per LP Unit) during the three months ended March 31, 2017 and 2016, respectively.

On May 5, 2017, we announced a quarterly distribution of $1.25 per LP Unit that will be paid on May 22, 2017 to unitholders of record on May 15, 2017.  Based on the LP Units outstanding as of March 31, 2017, estimated cash distributed to unitholders on May 22, 2017 will total $176.7 million.

12. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Buckeye Partners, L.P.	$123,576	$131,113

Basic:
Weighted average units outstanding - basic	140,377	129,703

Earnings per unit - basic	$0.88	$1.01

Diluted:
Weighted average units outstanding - basic	140,377	129,703
Dilutive effect of LP Unit options and LTIP awards granted	621	426
Weighted average units outstanding - diluted	140,998	130,129

Earnings per unit - diluted	$0.88	$1.01

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

The earnings from our equity investment in VTTI, acquired in January 2017, are reported in our Global Marine Terminals segment. VTTI is one of the largest independent global marine terminal businesses that, through its subsidiaries and partnership interests, owns and operates approximately 57 million barrels of petroleum products storage across 14 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore, and offer world-class storage and marine terminalling services for refined petroleum products, liquid petroleum gas and crude oil.

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

Financial Information by Segment

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Domestic Pipelines & Terminals	$253,512	$237,953
Global Marine Terminals	164,476	170,064
Merchant Services	571,126	389,737
Intersegment	(19,841)	(17,160)
Total revenue	$969,273	$780,594

For the three months ended March 31, 2017 and 2016, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$887,862	$696,889
International	81,411	83,705
Total revenue	$969,273	$780,594

Adjusted EBITDA

Adjusted EBITDA is a measure not defined by GAAP. We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; gains and losses on foreign currency transactions and foreign currency derivative financial instruments; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, and gains and losses on asset sales. The definition of Adjusted EBITDA is also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, such as that in VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Adjusted EBITDA is a non-GAAP financial measure that is used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.

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

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Domestic Pipelines & Terminals	$139,443	$128,481
Global Marine Terminals	130,631	106,623
Merchant Services	7,435	9,522
Total Adjusted EBITDA	$277,509	$244,626

Reconciliation of Net Income to Adjusted EBITDA:
Net income	$126,309	$134,977
Less: Net income attributable to noncontrolling interests	(2,733)	(3,864)
Net income attributable to Buckeye Partners, L.P.	123,576	131,113
Add: Interest and debt expense	55,885	47,783
Income tax expense	222	615
Depreciation and amortization (1)	65,488	61,426
Non-cash unit-based compensation expense	8,678	6,335
Acquisition and transition expense (2)	1,029	122
Hurricane-related costs (3)	2,403	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	28,617	—
Less: Amortization of unfavorable storage contracts (5)	—	(2,768)
Earnings from the equity method investment in VTTI (4)	(8,389)	—
Adjusted EBITDA	$277,509	$244,626

(1)	Includes 100% of the depreciation and amortization expense of $17.5 million and $16.8 million for Buckeye Texas for the three months ended March 31, 2017 and 2016, respectively.

(2)	Represents transaction, internal and third-party costs related to asset acquisition and integration.

(3)	Represents operating expenses incurred at our BBH facility as a result of Hurricane Matthew, which occurred in October 2016.

(4)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017, we applied the definition of Adjusted EBITDA, covered in our description of Adjusted EBITDA, with respect to our proportionate share of VTTI’s Adjusted EBITDA. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial.

(5)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid for interest (net of capitalized interest)	$54,539	$53,234
Cash paid for income taxes	180	1
Capitalized interest	1,029	1,011

Liabilities related to capital projects outstanding at March 31, 2017 and 2016 of $49.6 million and $76.8 million, respectively, are not included under “Capital expenditures” within the unaudited condensed consolidated statements of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 115 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Our recent acquisition of an indirect 50% equity interest in VTTI B.V. (“VTTI”) expands our international presence with premier storage and marine terminalling services for petroleum products predominantly located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

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

Recent Developments

VTTI Acquisition

In January 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”). We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 57 million barrels of petroleum products storage across 14 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore, and offer world-class storage and marine terminalling services for refined petroleum products, liquid petroleum gas and crude oil.  We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture. The earnings from our equity investment in VTTI are reported in our Global Marine Terminals segment.

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

During the three months ended March 31, 2017, we sold approximately 50 thousand LP Units in aggregate under the Equity Distribution Agreement and received $3.2 million in net proceeds after deducting commissions and other related expenses, including nominal compensation fees paid in aggregate to the agents under the Equity Distribution Agreement.

Overview of Operating Results

Net income attributable to our unitholders was $123.6 million for the three months ended March 31, 2017, which was a decrease of $7.5 million, or 5.7%, from $131.1 million for the corresponding period in 2016. Operating income was $172.0 million for the three months ended March 31, 2017, which was a decrease of $8.2 million, or 4.6%, from $180.2 million for the corresponding period in 2016.

The decrease in net income attributable to our unitholders was primarily the result of decreased contributions from our Global Marine Terminals and Merchant Services segments. In our Global Marine Terminals segment, lower processing revenue at Buckeye Texas, lower ancillary revenues, principally due to lower berthing activity, and higher operating expenses were the primary drivers for the decrease over the prior year quarter. The decrease in contributions from our Merchant Services segment was mainly attributable to lower rack margins in the distillate market.

Additionally, increases in depreciation and amortization expense due to assets placed into service during 2016, as well as an increase in interest and debt expense, mainly related to the long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition, negatively impacted net income attributable to our unitholders.

These decreases in net income attributable to our unitholders were partially offset by increased contributions from our Domestic Pipelines & Terminals segment as well as the earnings from our equity investment in VTTI, acquired in January 2017. Our Domestic Pipelines & Terminals segment benefited from higher pipeline revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments; higher storage revenue, primarily due to storage capacity brought back into service and new storage contracts; and an increase in product recoveries.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2017	2016
Revenue	$969,273	$780,594
Costs and expenses	797,243	600,387
Operating income	172,030	180,207
Other expense, net	(45,499)	(44,615)
Income before taxes	126,531	135,592
Income tax expense	(222)	(615)
Net income	126,309	134,977
Less: Net income attributable to noncontrolling interests	(2,733)	(3,864)
Net income attributable to Buckeye Partners, L.P.	$123,576	$131,113

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are measures not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; gains and losses on foreign currency transactions and foreign currency derivative financial instruments; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, and gains and losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash income tax expense, and maintenance capital expenditures, that are incurred to maintain the operating, safety, and/or earnings capacity of our existing assets. These definitions of Adjusted EBITDA and distributable cash flow are also applied to our proportionate share in the Adjusted EBITDA and distributable cash flow of significant equity method investments, such as that in VTTI, and are not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Adjusted EBITDA and distributable cash flow are non-GAAP financial measures that are used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare cash-generating performance of Buckeye from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Domestic Pipelines & Terminals	$139,443	$128,481
Global Marine Terminals	130,631	106,623
Merchant Services	7,435	9,522
Total Adjusted EBITDA	$277,509	$244,626
Reconciliation of Net Income to Adjusted EBITDA and Distributable cash flow:
Net income	$126,309	$134,977
Less: Net income attributable to noncontrolling interests	(2,733)	(3,864)
Net income attributable to Buckeye Partners, L.P.	123,576	131,113
Add: Interest and debt expense	55,885	47,783
Income tax expense	222	615
Depreciation and amortization (1)	65,488	61,426
Non-cash unit-based compensation expense	8,678	6,335
Acquisition and transition expense (2)	1,029	122
Hurricane-related costs (3)	2,403	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	28,617	—
Less: Amortization of unfavorable storage contracts (5)	—	(2,768)
Earnings from the equity method investment in VTTI (4)	(8,389)	—
Adjusted EBITDA	$277,509	$244,626
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(51,524)	(43,573)
Income tax expense, excluding non-cash taxes	(222)	(617)
Maintenance capital expenditures	(32,586)	(21,566)
Proportionate share of VTTI’s interest expense, current income tax expense and maintenance capital expenditures (4)	(8,018)	—
Add: Hurricane-related maintenance capital expenditures	5,550	—
Distributable cash flow	$190,709	$178,870
_________________________

(1)	Includes 100% of the depreciation and amortization expense of $17.5 million and $16.8 million for Buckeye Texas for the three months ended March 31, 2017 and 2016, respectively.

(2)	Represents transaction, internal and third-party costs related to asset acquisition and integration.

(3)	Represents operating expenses incurred at our BBH facility as a result of Hurricane Matthew, which occurred in October 2016.

(4)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017, we applied the definitions of Adjusted EBITDA and distributable cash flow, covered in our description of non-GAAP financial measures, with respect to our proportionate share of VTTI’s Adjusted EBITDA and distributable cash flow. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial.

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

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, percent of capacity utilization for our Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	703.1	697.0
Jet fuel	355.0	347.3
Middle distillates (1)	329.4	314.2
Other products (2)	21.2	12.3
Total throughput	1,408.7	1,370.8
Terminals:
Throughput (3)	1,183.8	1,176.0

Pipeline average tariff (cents/bbl)	90.0	84.2

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	99%	99%

Merchant Services (in millions of gallons):
Sales volumes	349.1	352.9
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 96% and 91% for the three months ended March 31, 2017 and 2016, respectively.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Consolidated

Net income was $126.3 million for the three months ended March 31, 2017, which was a decrease of $8.7 million, or 6.4%, from $135.0 million for the corresponding period in 2016.  The decrease in net income was primarily due to decreased contributions from our Global Marine Terminals and Merchant Services segments. In our Global Marine Terminals segment, lower processing revenue at Buckeye Texas, lower ancillary revenues, principally due to lower berthing activity, and higher operating expenses were the primary drivers for the decrease over the prior year quarter. The decrease in contributions from our Merchant Services segment was mainly attributable to lower rack margins in the distillate market.

Additionally, increases in depreciation and amortization expense due to assets placed into service during 2016, as well as an increase in interest and debt expense, mainly related to the long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition, negatively impacted net income attributable to our unitholders.

These decreases in net income attributable to our unitholders were partially offset by increased contributions from our Domestic Pipelines & Terminals segment as well as the earnings from our equity investment in VTTI, acquired in January 2017. Our Domestic Pipelines & Terminals segment benefited from higher pipeline revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments; higher storage revenue, primarily due to storage capacity brought back into service, and new storage contracts; and an increase in product recoveries.

Revenue was $969.3 million for the three months ended March 31, 2017, which was an increase of $188.7 million, or 24.2%, from $780.6 million for the corresponding period in 2016.  The increase in revenue was primarily related to an increase in petroleum product prices, partially offset by a decrease in sales volume, in our Merchant Services segment; an increase in storage revenues, reflecting increased capacity utilization and new storage contracts; higher pipeline transportation revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments; higher project management revenues; and favorable product recoveries in our Domestic Pipelines & Terminals segment.  This increase in revenue was partially offset by a decline in ancillary and processing services revenues in our Global Marine Terminals segment.

Adjusted EBITDA was $277.5 million for the three months ended March 31, 2017, which was an increase of $32.9 million, or 13.5%, from $244.6 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily related to the Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017; higher pipeline transportation revenues; favorable product recoveries; and higher storage revenues, reflecting increased capacity utilization, internal growth capital investments, and new storage contracts.

Distributable cash flow was $190.7 million for the three months ended March 31, 2017, which was an increase of $11.8 million, or 6.6%, from $178.9 million for the corresponding period in 2016.  The increase in distributable cash flow was primarily related to an increase of $32.9 million in Adjusted EBITDA as described above. This increase was partially offset by the $8 million proportionate share of VTTI’s interest expense, current income tax expense and maintenance capital expenditures; a $7.9 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to the long-term debt issued in the fourth quarter of 2016; and a $5.4 million increase in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, primarily resulting from increased tank integrity project costs and upgrades to station and terminalling equipment.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $139.5 million for the three months ended March 31, 2017, which was an increase of $11.0 million, or 8.6%, from $128.5 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily due to a $15.5 million net increase in revenue, partially offset by a $3.4 million increase in operating expenses and a $1.1 million decrease in earnings from equity investments. The increase in revenue was due to a $10.2 million increase in pipeline transportation revenues, reflecting returns from internal growth capital investments, increases in average pipeline tariff rates and longer-haul shipments; a $5.3 million increase in project management revenues due to increase in project activity; a $4.6 million increase in storage revenue, primarily due to storage capacity brought back into service and new storage contracts; and a $2.2 million increase in product recoveries. These increases were partially offset by a $4.9 million decrease in terminalling throughput, primarily due to the termination of a crude-by-rail throughput contract at our Albany, New York terminal in the third quarter of 2016 and a $1.9 million decrease in other revenues.

Pipeline volumes increased by 2.8% due to strong demand for distillate volumes, jet fuel, and gasoline. Terminalling volumes increased by 0.7%, primarily due to higher demand for gasoline, partially offset by weaker demand for distillates.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $130.6 million for the three months ended March 31, 2017, which was an increase of $24.0 million, or 22.5%, from $106.6 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily due to the $28.6 million Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017, partially offset by a $2.4 million increase in operating expenses and a $2.2 million net decrease in revenue. The decrease in revenue reflected a $1.3 million decrease in ancillary revenue, which was principally due to lower berthing activity and other related ancillary services, and a $0.9 million net decrease in revenue from terminalling and storage services revenue, reflecting a decrease in processing services revenues at Buckeye Texas and an increase in storage revenues, primarily due to storage brought back into service which increased available storage capacity. The average capacity utilization of our marine storage assets was 99% for the three months ended March 31, 2017, which was consistent with the 99% in the corresponding period in 2016.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $7.4 million for the three months ended March 31, 2017, which was a decrease of $2.1 million, or 22.1%, from $9.5 million for the corresponding period in 2016.  Adjusted EBITDA was negatively impacted by lower rack margin in the distillate market and an increase in operating expenses.

Adjusted EBITDA was positively impacted by a $181.4 million increase in revenue, which included a $185.6 million increase in refined petroleum product sales due to a price increase of $0.54 per gallon (average sales prices per gallon were $1.64 and $1.10 for the 2017 and 2016 periods, respectively), which was partially offset by a $4.2 million decrease due to a 1.1% decrease in volumes sold.

Adjusted EBITDA was negatively impacted by a $183.2 million increase in the cost of product sales, which included a $187.3 million increase in refined petroleum product cost due to a price increase of $0.53 per gallon (average prices per gallon were $1.60 and $1.07 for the 2017 and 2016 periods, respectively), partially offset by a $4.1 million decrease due to a 1.1% decrease in volumes sold, and a $0.3 million increase in operating expenses.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving credit facility with SunTrust Bank, as administrative agent, and other lenders (the “Credit Facility”) and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to permanently finance amounts borrowed under our Credit Facility.  The Buckeye Merchant Service Companies fund their working capital needs principally from their own operations and their portion of our Credit Facility, which is classified as a current liability on our unaudited condensed consolidated balance sheets.  Our financial policy has been to fund maintenance capital expenditures with cash from operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of March 31, 2017, we had working capital of $0.1 million and $899.5 million of additional borrowing capacity under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission that allows us to issue up to an aggregate of $1 billion in equity securities. In March 2016, we entered into an Equity Distribution Agreement, under which we may offer to sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through the ATM Underwriters, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. All issuances of equity securities under the Equity Distribution Agreement have been issued pursuant to the traditional shelf registration statement. At March 31, 2017, we had $996.7 million of unsold securities available under the traditional shelf registration statement.

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

Current Maturities Expected to be Refinanced

We have classified the $125.0 million of 5.125% notes and $300.0 million of 6.050% notes due on July 1, 2017 and January 15, 2018, respectively, as long-term debt in the consolidated balance sheet at March 31, 2017 because we have the intent and ability to refinance these obligations on a long-term basis under our Credit Facility. At March 31, 2017, we had $899.5 million of additional borrowing capacity under our Credit Facility.

Debt

At March 31, 2017, we had total fixed-rate and variable-rate debt obligations of $3,968.8 million and $850.5 million, respectively, with an aggregate fair value of $4,964.7 million. At March 31, 2017, we were in compliance with the covenants under our Credit Facility and Term Loan.

Equity

During the three months ended March 31, 2017, we sold approximately 50 thousand LP Units in aggregate under the Equity Distribution Agreement and received $3.2 million in net proceeds after deducting commissions and other related expenses, including nominal compensation fees paid in aggregate to the agents under the Equity Distribution Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$193,044	$206,046
Investing activities	(1,247,178)	(90,995)
Financing activities	418,667	(114,251)
Net (decrease) increase in cash and cash equivalents	$(635,467)	$800

Operating Activities

Net cash provided by operating activities of $193.0 million for the three months ended March 31, 2017 primarily resulted from $126.3 million of net income and $65.5 million of depreciation and amortization expense, which were partially offset by a $26.4 million net increase in fair value of derivatives.

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

Investing Activities

Net cash used in investing activities of $1.25 billion for the three months ended March 31, 2017 primarily resulted from $98.3 million of capital expenditures and $1.15 billion of equity investment acquisition costs related to the VTTI Acquisition.

Net cash used in investing activities of $91.0 million for the three months ended March 31, 2016 primarily resulted from $112.3 million of capital expenditures, partially offset by $19.9 million in refunded escrow deposits.  See below for a discussion of capital spending.

Financing Activities

Net cash provided by financing activities of $418.7 million for the three months ended March 31, 2017 primarily resulted from $600.5 million of net borrowings under the Credit Facility partially offset by $174.1 million of cash distributions paid to our unitholders ($1.2375 per LP Unit) and $8.2 million of payments of tax withholdings on the issuance of Long-Term Incentive Plan awards.

Net cash used in financing activities of $114.3 million for the three months ended March 31, 2016 primarily resulted from $154.1 million of cash distributions paid to our unitholders ($1.1875 per LP Unit) partially offset by $6.1 million of net borrowings under the Credit Facility and $37.6 million of net proceeds from the issuance of 0.6 million LP Units under the Equity Distribution Agreement.

Capital Expenditures

We have capital expenditures, which we define, as “maintenance capital expenditures,” in order to maintain and enhance the safety and integrity of our pipelines, terminals, storage and processing facilities and related assets, and “expansion and cost reduction capital expenditures” to expand the reach or capacity of those assets, to improve the efficiency of our operations, and to pursue new business opportunities.  Capital expenditures, excluding non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Maintenance capital expenditures (1)	$32,586	$21,566
Expansion and cost reduction (2)	65,666	90,779
Total capital expenditures, net	$98,252	$112,345
____________________________

(1)	Includes maintenance capital expenditures of $5.6 million related to the BBH facility as a result of Hurricane Matthew for the three months ended March 31, 2017.

(2)
Amounts exclude accruals for capital expenditures. Expansion and cost reduction amounts including accruals for capital expenditures were $56.2 million and $77.6 million for the three months ended March 31, 2017 and 2016, respectively.

Capital expenditures decreased for the three months ended March 31, 2017, as compared to the corresponding period in 2016 primarily due to decreases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $65.7 million for the three months ended March 31, 2017, which was a decrease of $25.1 million, or 27.7%, from $90.8 million for the corresponding period in 2016. The period-over-period fluctuations in our expansion and cost reduction capital expenditures primarily reflected the completion of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, in 2016. Our maintenance capital expenditures were $32.6 million for the three months ended March 31, 2017, which was an increase of $11.0 million, or 51.1%, from $21.6 million for the corresponding period in 2016. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by increased tank integrity work necessary to maintain operating capacity, repairs to our BBH facility as a result of Hurricane Matthew, marine dock structure upgrades and upgrades to station and terminalling equipment.

We have estimated our capital expenditures as follows for the year ending December 31, 2017 (in thousands):

	2017
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$75,000	$85,000
Expansion and cost reduction	175,000	205,000
Total capital expenditures	$250,000	$290,000

Global Marine Terminals:
Maintenance capital expenditures	$40,000	$50,000
Expansion and cost reduction	120,000	140,000
Total capital expenditures (1)	$160,000	$190,000

Overall:
Maintenance capital expenditures	$115,000	$135,000
Expansion and cost reduction	295,000	345,000
Total capital expenditures	$410,000	$480,000
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

Off-Balance Sheet Arrangements

At March 31, 2017, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes in that information other than as discussed below.  Also, see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2017	$(28,801)	$62,609	$33,808
Items recognized or settled during the period	(10,194)	—	(10,194)
Fair value attributable to new deals	(5,837)	1,710	(4,127)
Change in fair value attributable to price movements	43,700	—	43,700
Fair value of contracts outstanding at March 31, 2017	$(1,132)	$64,319	$63,187

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. Our Merchant Services segment also uses exchange-traded refined petroleum contracts to hedge expected future transactions related to certain gasoline inventory that we manage on behalf of a third party. Additionally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on the narrowing gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at March 31, 2017, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$281,828
Fair value assuming 10% increase in underlying commodity prices	Asset	$313,952
Fair value assuming 10% decrease in underlying commodity prices	Asset	$249,704

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

Based on a hypothetical 10% movement in the underlying interest rates at March 31, 2017, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$64,319
Fair value assuming 10% increase in underlying interest rates	Asset	$57,887
Fair value assuming 10% decrease in underlying interest rates	Asset	$70,751

See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three months ended March 31, 2017 and 2016.

Our equity method investment in VTTI indirectly exposes us to foreign currency risk, primarily with respect to the Euro, Malaysian Ringgit and United Arab Emirates Dirham. VTTI manages its exposure to foreign currency risk with foreign exchange hedging strategies. Our proportionate share of VTTI’s unhedged foreign currency transaction and translation gains and losses is included in our earnings from equity investments and accumulated other comprehensive income, respectively. We recognized a foreign currency translation gain of $2.9 million in other comprehensive income for the three months ended March 31, 2017, related to our investment in VTTI.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.            Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 2016. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

10.1
Buckeye Partners, L.P. 2013 Long-Term Incentive Plan, as amended and restated, effective February 1, 2017 (Incorporated by reference to Exhibit 10.5 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.2	Form of Phantom Unit Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.14 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.3	Form of Phantom Unit Grant Agreement (UDIP - Employee) (Incorporated by reference to Exhibit 10.15 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.4	Form of Phantom Unit Grant Agreement (Director) (Incorporated by reference to Exhibit 10.16 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.5	Form of Performance Unit Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.17 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.6
Shareholders’ Agreement, dated as of January 4, 2017, by and among VIP Terminals Finance B.V., Buckeye North Sea Coöperatief U.A. and VIP Terminals Holding B.V. (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 4, 2017).

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	May 5, 2017	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)