Form 10-Q
period 2017-06-30
BUCKEYE PARTNERS, L.P.
filed 2017-08-04
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 28, 2017, there were 141,224,005 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product sales	$399,805	$364,326	$965,225	$749,088
Transportation, storage and other services	410,396	412,796	814,249	808,628
Total revenue	810,201	777,122	1,779,474	1,557,716

Costs and expenses:
Cost of product sales	392,578	353,953	940,628	722,597
Operating expenses	162,220	147,718	324,188	296,804
Depreciation and amortization	64,838	63,322	130,326	124,748
General and administrative	24,346	22,185	46,083	43,416
Other, net	(4,422)	—	(4,422)	—
Total costs and expenses	639,560	587,178	1,436,803	1,187,565
Operating income	170,641	189,944	342,671	370,151

Other income (expense):
Earnings from equity investments	3,120	2,470	13,478	5,558
Interest and debt expense	(56,424)	(47,834)	(112,309)	(95,617)
Other income (expense)	81	(108)	109	(28)
Total other expense, net	(53,223)	(45,472)	(98,722)	(90,087)

Income before taxes	117,418	144,472	243,949	280,064
Income tax (expense) benefit	(1,039)	27	(1,261)	(588)
Net income	116,379	144,499	242,688	279,476
Less: Net income attributable to noncontrolling interests	(3,657)	(4,043)	(6,390)	(7,907)
Net income attributable to Buckeye Partners, L.P.	$112,722	$140,456	$236,298	$271,569

Earnings per unit attributable to Buckeye Partners, L.P.:
Basic	$0.80	$1.08	$1.68	$2.09
Diluted	$0.80	$1.07	$1.67	$2.08

Weighted average units outstanding:
Basic	140,826	130,494	140,603	130,099
Diluted	141,505	131,153	141,253	130,641

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$116,379	$144,499	$242,688	$279,476
Other comprehensive income:
Unrealized losses on derivative instruments	(9,216)	—	(6,231)	—
Reclassification of derivative losses to net income	3,037	3,037	6,075	4,809
Recognition of costs related to benefit plans to net income	(161)	309	16	504
Other comprehensive income from equity method investments	24,855	—	27,746	—
Total other comprehensive income	18,515	3,346	27,606	5,313
Comprehensive income	134,894	147,845	270,294	284,789
Less: Comprehensive income attributable to noncontrolling interests	(3,657)	(4,043)	(6,390)	(7,907)
Comprehensive income attributable to Buckeye Partners, L.P.	$131,237	$143,802	$263,904	$276,882

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$2,375	$640,340
Accounts receivable, net	197,612	236,416
Construction and pipeline relocation receivables	20,038	17,276
Inventories	286,474	356,803
Derivative assets	26,047	1,526
Prepaid and other current assets	42,952	66,536
Total current assets	575,498	1,318,897

Property, plant and equipment	7,703,506	7,523,774
Less: Accumulated depreciation	(1,124,402)	(1,040,492)
Property, plant and equipment, net	6,579,104	6,483,282

Equity investments	1,254,768	89,564
Goodwill	1,004,545	1,004,545

Intangible assets	616,286	616,286
Less: Accumulated amortization	(225,931)	(192,983)
Intangible assets, net	390,355	423,303

Other non-current assets	76,433	101,512
Total assets	$9,880,703	$9,421,103

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$227,260	$—
Accounts payable	64,932	107,383
Derivative liabilities	118	26,272
Accrued and other current liabilities	246,112	265,893
Total current liabilities	538,422	399,548

Long-term debt	4,579,943	4,217,695
Other non-current liabilities	98,864	105,437
Total liabilities	5,217,229	4,722,680

Commitments and contingent liabilities (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (141,221,279 and 140,263,787 units outstanding as of June 30, 2017 and December 31, 2016, respectively)	4,378,168	4,437,316
Accumulated other comprehensive income (loss)	2,013	(25,593)
Total Buckeye Partners, L.P. capital	4,380,181	4,411,723
Noncontrolling interests	283,293	286,700
Total partners’ capital	4,663,474	4,698,423
Total liabilities and partners’ capital	$9,880,703	$9,421,103

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$242,688	$279,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130,326	124,748
Amortization of debt issuance costs and discount	2,647	2,346
Amortization of losses on terminated interest rate swaps	6,075	6,075
Non-cash unit-based compensation expense	17,665	14,090
Gains on property damage recoveries	(4,621)	—
Net changes in fair value of derivatives	(29,484)	92,242
Amortization of unfavorable storage contracts	—	(5,536)
Earnings from equity investments	(13,478)	(5,558)
Distributions of earnings from equity investments	17,700	1,594
Other non-cash items	1,105	2,987
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	38,281	(8,895)
Construction and pipeline relocation receivables	(2,762)	1,115
Inventories	70,329	(54,302)
Prepaid and other current assets	16,557	(50,694)
Accounts payable	(45,361)	(10,031)
Accrued and other current liabilities	(8,164)	(12,021)
Other non-current assets	(923)	(477)
Other non-current liabilities	(2,359)	(5,559)
Net cash provided by operating activities	436,221	371,600
Cash flows from investing activities:
Capital expenditures	(202,961)	(224,117)
Equity investment acquisition	(1,150,000)	—
Proceeds from asset disposals	428	1,775
Escrow deposits	—	19,850
Recoveries on property damages	4,621	—
Distributions in excess of earnings from equity investments	7,402	—
Net cash used in investing activities	(1,340,510)	(202,492)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	48,440	90,182
Net proceeds from exercise of Unit options	481	300
Payment of tax withholding on issuance of LTIP awards	(8,305)	(5,082)
Borrowings under BPL Credit Facility	865,890	691,500
Repayments under BPL Credit Facility	(505,890)	(687,500)
Net borrowings under BMSC Credit Facility	227,260	66,001
Contributions from noncontrolling interests	5,600	2,200
Distributions to noncontrolling interests	(16,892)	(6,194)
Distributions to unitholders	(350,260)	(310,634)
Net cash provided by (used in) financing activities	266,324	(159,227)
Net (decrease) increase in cash and cash equivalents	(637,965)	9,881
Cash and cash equivalents — Beginning of period	640,340	4,881
Cash and cash equivalents — End of period	$2,375	$14,762

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2017	$4,437,316	$(25,593)	$286,700	$4,698,423
Net income	236,298	—	6,390	242,688
Distributions paid to unitholders	(351,718)	—	1,458	(350,260)
Net proceeds from issuance of LP Units	48,440	—	—	48,440
Amortization of unit-based compensation awards	17,665	—	—	17,665
Net proceeds from exercise of Unit options	481	—	—	481
Payment of tax withholding on issuance of LTIP awards	(8,305)	—	—	(8,305)
Distributions paid to noncontrolling interests	—	—	(16,892)	(16,892)
Contributions from noncontrolling interests	—	—	5,600	5,600
Other comprehensive income	—	27,606	—	27,606
Accrual of distribution equivalent rights	(1,972)	—	—	(1,972)
Other	(37)	—	37	—
Partners’ capital - June 30, 2017	$4,378,168	$2,013	$283,293	$4,663,474

Partners’ capital - January 1, 2016	$3,833,230	$(97,841)	$281,352	$4,016,741
Net income	271,569	—	7,907	279,476
Distributions paid to unitholders	(312,175)	—	1,541	(310,634)
Net proceeds from issuance of LP Units	90,182	—	—	90,182
Amortization of unit-based compensation awards	14,090	—	—	14,090
Net proceeds from exercise of Unit options	300	—	—	300
Payment of tax withholding on issuance of LTIP awards	(5,082)	—	—	(5,082)
Distributions paid to noncontrolling interests	—	—	(6,194)	(6,194)
Contributions from noncontrolling interests	—	—	2,200	2,200
Other comprehensive income	—	5,313	—	5,313
Accrual of distribution equivalent rights	(1,468)	—	—	(1,468)
Other	(48)	—	48	—
Partners’ capital - June 30, 2016	$3,890,598	$(92,528)	$286,854	$4,084,924

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

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered and miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. We own and operate one of the largest networks of active products terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk liquid storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products. Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Our 50% equity interest in VTTI B.V. (“VTTI”) expands our international presence, with premier storage and marine terminalling services for petroleum products in key global energy hubs, primarily in Northwest Europe, the United Arab Emirates and Singapore. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

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

Recent Accounting Developments

Modifications to Share-Based Payment Awards. In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify when changes in the terms or conditions of share-based payment awards must be accounted for as modifications under Topic 718. The guidance requires that entities apply modification accounting unless the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The amendments should be applied prospectively to awards modified on or after the adoption date. We expect to adopt this guidance on January 1, 2018, and it will be applied to modifications of our unit-based awards prospectively, if any.

Retirement Benefits. In March 2017, the FASB issued guidance to amend the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same income statement line item as other employee compensation costs, while the other components are required to be presented separately within non-operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended existing accounting standards for revenue recognition, including industry-specific requirements, and provides entities with a single revenue recognition model for recognizing revenue from contracts with customers.  The core principle of ASU 2014-09 is that an entity should recognize revenue from contracts with customers when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Furthermore, additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods under ASU 2014-09 are the full retrospective method, which would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application.  In July 2015, the FASB deferred the effective date of ASU 2014-09 and is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016.  In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09.  We continue to evaluate the provisions of the standard through our implementation work team, consisting of representatives from all of our business segments, and to assess and implement changes to business processes, systems and controls. In addition, we have implemented training on the new standard’s revenue recognition model and are continuing our contract review and documentation. We expect to adopt this guidance on January 1, 2018, and we are currently evaluating the impact that it will have on our consolidated financial statements, including our disclosures, under the elected modified retrospective transition method.

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

2. ACQUISITIONS

Business Combination

Indianola terminalling facility acquisition

In August 2016, we acquired a liquid petroleum products terminalling facility in Indianola, Pennsylvania from Kinder Morgan Transmix Company, LLC for $26.0 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated on a preliminary basis to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques.  The estimates of fair value reflected as of June 30, 2017 are subject to change pending final valuation analysis.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Inventories	$1,554
Property, plant and equipment	16,713
Goodwill	7,758
Allocated purchase price	$26,025

Unaudited Pro forma Financial Results for the Indianola terminalling facility acquisition

Our consolidated statements of operations do not include earnings from the terminalling facility prior to August 4, 2016, the effective acquisition date of these assets. The preparation of unaudited pro forma financial information for the terminalling facility is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and six months ended June 30, 2017.

Equity Investment Transaction

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

The estimated fair values used to calculate the excess net investment in VTTI were primarily developed using an income approach, with inputs classified as Level 3 within the fair value hierarchy. The excess net investment was $580.8 million at the acquisition date and was comprised of the following components: (i) $233.0 million related to the excess of the fair values of identifiable property, plant and equipment and intangible assets over their carrying values, which is being amortized on a straight-line basis over the estimated useful lives of these underlying assets of approximately 28 years; and (ii) $347.8 million of implied goodwill, which is not subject to amortization.

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

Environmental Contingencies

At June 30, 2017 and December 31, 2016, we had $44.8 million and $44.3 million, respectively, of environmental remediation liabilities unrelated to claims and legal proceedings.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At June 30, 2017 and December 31, 2016, we had $5.9 million and $7.2 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Liquid petroleum products (1)	$263,238	$337,424
Materials and supplies	23,236	19,379
Total inventories	$286,474	$356,803

(1)	Ending inventory was 181.1 million and 198.2 million gallons of liquid petroleum products as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, approximately 92% and 88% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of weighted average cost method or net realizable value.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Prepaid insurance	$17,326	$7,609
Margin deposits	6,127	43,912
Unbilled revenue	2,118	1,615
Prepaid taxes	4,630	7,357
Vendor prepayments	1,165	1,863
Other	11,586	4,180
Total prepaid and other current assets	$42,952	$66,536

6. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2017	2016	2017	2016
VTTI B.V. (1)	Global Marine Terminals	$326	$—	$8,715	$—
West Shore Pipe Line Company	Domestic Pipelines & Terminals	1,799	1,565	3,141	3,896
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	468	419	802	796
Transport4, LLC	Domestic Pipelines & Terminals	271	226	444	373
South Portland Terminal LLC	Domestic Pipelines & Terminals	256	260	376	493
Total earnings from equity investments		$3,120	$2,470	$13,478	$5,558

(1) We acquired an indirect 50% equity interest in VTTI in January 2017.  For additional information, see Note 2.

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$133,355	$20,835	$260,039	$43,046
Operating income	39,784	10,073	85,429	22,606
Net income	23,821	6,984	53,933	15,323
Net income attributable to investee	15,795	6,984	39,782	15,323

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

During the three and six months ended June 30, 2017, unrealized losses of $12.2 million and $10.5 million, respectively, were recorded in accumulated other comprehensive income (“AOCI”) to reflect the change in the fair values of the forward-starting interest rate swaps.

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
Additionally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on the gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. These futures contracts are not designated in a hedge relationship for accounting purposes. Physical forward contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.
The following table summarizes our commodity derivative instruments outstanding at June 30, 2017 (amounts in thousands of gallons):

	Volume (1)
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	14,166	1,903
Physical index derivative contracts	34,959	—
Futures contracts for refined petroleum products	6,675	13,566
			Hedge Type
Derivatives designated as hedging instruments:
Cash flow hedge contracts	9,198	—	Cash Flow Hedge
Futures contracts for refined petroleum products	156,072	11,004	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position.

Our futures contracts designated as fair value hedges related to our inventory portfolio and our futures contracts designated as cash flow hedges related to refined petroleum products extend to the fourth quarter of 2018.

Effective January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral.  These amendments impacted the accounting treatment of our exchange-traded derivatives contracts, primarily comprised of our futures contracts, for which the CME serves as the central clearing party, and exchange-settled derivatives traded on the over-the-counter (“OTC”) market. As a result, commencing with the first quarter of 2017, we began reducing the corresponding derivative asset and liability balances for our exchange-settled derivative contracts to reflect the settlement of those positions via the variation margin. The variation margin is now considered partial settlement of the derivative contract and will result in realized gains or losses which, prior to January 1, 2017, were classified as unrealized gains or losses on derivatives. In addition, we maintain an initial margin deposit with the broker in an amount sufficient to cover the fair value of our open futures positions. This margin deposit is considered collateral and is included within prepaid and other current assets in our condensed consolidated balance sheets and is not offset against the fair values of our derivative instruments.

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2017
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$4,518	$—	$4,518	$(53)	$4,465
Physical index derivative contracts	331	—	331	(1)	330
Interest rates derivatives	—	21,252	21,252	—	21,252
Total current derivative assets	4,849	21,252	26,101	(54)	26,047
Physical fixed price derivative contracts	238	—	238	—	238
Interest rates derivatives	—	30,894	30,894	—	30,894
Total non-current derivative assets	238	30,894	31,132	—	31,132
Physical fixed price derivative contracts	(170)	—	(170)	53	(117)
Physical index derivative contracts	(2)	—	(2)	1	(1)
Total current derivative liabilities	(172)	—	(172)	54	(118)
Net derivative assets	$4,915	$52,146	$57,061	$—	$57,061

	December 31, 2016
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed price derivative contracts	$1,499	$—	$1,499	$(306)	$1,193
Physical index derivative contracts	334	—	334	(1)	333
Futures contracts for refined products	51,431	21	51,452	(51,452)	—
Total current derivative assets	53,264	21	53,285	(51,759)	1,526
Physical fixed price derivative contracts	164	—	164	(5)	159
Futures contracts for refined products	226	—	226	(226)	—
Interest rates derivatives	—	62,609	62,609	—	62,609
Total non-current derivative assets	390	62,609	62,999	(231)	62,768
Physical fixed price derivative contracts	(4,517)	—	(4,517)	306	(4,211)
Physical index derivative contracts	(1)	—	(1)	1	—
Futures contracts for refined products	(57,828)	(15,685)	(73,513)	51,452	(22,061)
Total current derivative liabilities	(62,346)	(15,685)	(78,031)	51,759	(26,272)
Physical fixed price derivative contracts	(61)	—	(61)	5	(56)
Futures contracts for refined products	(4,384)	—	(4,384)	226	(4,158)
Total non-current derivative liabilities	(4,445)	—	(4,445)	231	(4,214)
Net derivative (liabilities) assets	$(13,137)	$46,945	$33,808	$—	$33,808

(1)
Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

At June 30, 2017, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2018.  In addition, at June 30, 2017, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2017	2016	2017	2016
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$4,465	$(5,309)	$6,952	$(7,564)
Physical index derivative contracts	Product sales	17	15	1	(12)
Physical fixed price derivative contracts	Cost of product sales	(549)	2,371	(82)	7,486
Physical index derivative contracts	Cost of product sales	175	(51)	338	163
Futures contracts for refined products	Cost of product sales	(710)	6,115	(800)	4,633

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$19,274	$(28,568)	$52,851	$(26,955)
Physical inventory - hedged items	Cost of product sales	(20,349)	31,681	(40,700)	40,007

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(1,671)	$(660)	$(2,630)	$(13)
Time value excluded from hedge assessment	Cost of product sales	596	3,773	14,781	13,065
Net (loss) gain in income		$(1,075)	$3,113	$12,151	$13,052

The change in value recognized in OCI and the gains and losses reclassified from AOCI to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	(Loss) Gain Recognized in OCI on Derivatives for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(12,173)	$—	$(10,463)	$—
Commodity derivatives	2,957	—	4,232	—
Total	$(9,216)	$—	$(6,231)	$—

		(Loss) Gain Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,037)	$(3,037)	$(6,075)	$(6,075)
Commodity derivatives	Product Sales	—	—	—	1,266
Total		$(3,037)	$(3,037)	$(6,075)	$(4,809)

Over the next twelve months, we expect to reclassify $10.5 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense. These net losses consist of $11.7 million of amortization of hedge losses on our settled forward-starting interest rate swaps, partially offset by $1.2 million of amortization of forecasted hedge gains on our forward-starting interest swaps that we expect to settle in late 2017. Additionally, $4.2 million of unrealized gains for refined petroleum products derivatives designated as cash flow hedges at June 30, 2017 is estimated to be realized and reclassified from AOCI to product sales over the next twelve months. The ineffective portion of the change in fair value of cash flow hedges was not material for the three and six months ended June 30, 2017.

8. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier fair value hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	June 30, 2017		December 31, 2016
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$4,756	$—	$1,352
Physical index derivative contracts	—	331	—	333
Interest rate derivatives	—	52,146	—	62,609

Financial liabilities:
Physical fixed price derivative contracts	—	(170)	—	(4,267)
Physical index derivative contracts	—	(2)	—	—
Futures contracts for refined products	—	—	(26,219)	—
Fair value	$—	$57,061	$(26,219)	$60,027

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed price derivative assets are net of CVAs determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,970,383	$4,145,757	$3,967,695	$4,083,488
Variable-rate debt	836,820	837,260	250,000	250,000
Total debt	$4,807,203	$4,983,017	$4,217,695	$4,333,488

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2017 and 2016, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three and six months ended June 30, 2017 and 2016, there were no fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

9. UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the Buckeye Partners, L.P. 2013 Long-Term Incentive Plan (as amended and restated effective June 6, 2017, the “LTIP”).  We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”).  These compensation plans are further discussed below.

We recognized compensation expense related to the LTIP and the Option Plan, of $9.0 million and $7.7 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recognized compensation expense of $17.7 million and $14.1 million, respectively.

LTIP

As of June 30, 2017, there were 2,645,369 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2016 and 2015, actual compensation awards deferred under the Deferral Plan were $4.4 million and $3.1 million, for which 145,138 and 139,526 phantom units (including matching units) were granted during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2017, the Compensation Committee of the Board granted 311,205 phantom units to employees (including the 145,138 phantom units granted pursuant to the Deferral Plan, as discussed above), 18,000 phantom units to independent directors of Buckeye GP and 211,144 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2017	1,296	$63.54
Granted (2)	540	70.08
Performance adjustment (3)	32	71.50
Vested	(324)	70.09
Forfeited	(28)	64.45
Unvested at June 30, 2017	1,516	$64.61

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

(3)
Represents the LP Units issued in excess of target amounts for performance awards that vested during the six months ended June 30, 2017 as a result of our above target performance with respect to applicable performance goals.

At June 30, 2017, $48.3 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 2.0 years for the above awards.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2017	10	$50.36	0.1	$151
Exercised	(10)	—
Outstanding at June 30, 2017	—	—	—	$—

Exercisable at June 30, 2017	—	$—	—	$—

(1)
Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in June 2017 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during each of the six months ended June 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

10. PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

At-the-Market Offering Program

In March 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”). Under the terms of the Equity Distribution Agreement, we may offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through the ATM Underwriters, acting as agents of Buckeye or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.

During the six months ended June 30, 2017, we sold approximately 0.7 million LP Units under the Equity Distribution Agreement and received $48.4 million in net proceeds after deducting commissions and other related expenses, including $0.5 million of compensation fees paid in aggregate to the ATM Underwriters.

Summary of Changes in Outstanding LP Units

The following is a summary of changes in Buckeye’s outstanding LP Units for the periods indicated (in thousands):

Limited Partners
LP Units outstanding at January 1, 2017	140,264
LP Units issued pursuant to the Option Plan (1)	10
LP Units issued pursuant to the LTIP (1)	205
Issuance of LP Units through the Equity Distribution Agreement	742
LP Units outstanding at June 30, 2017	141,221

(1) The number of LP Units issued represents issuance net of tax withholding.

Cash Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $351.7 million ($2.4875 per LP Unit) and $312.2 million ($2.3875 per LP Unit) during the six months ended June 30, 2017 and 2016, respectively.

On August 4, 2017, we announced a quarterly distribution of $1.2625 per LP Unit that will be paid on August 21, 2017 to unitholders of record on August 14, 2017.  Based on the LP Units and distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of June 30, 2017, estimated cash distributed to unitholders on August 21, 2017 will total $179.4 million.

11. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Buckeye Partners, L.P.	$112,722	$140,456	$236,298	$271,569

Basic:
Weighted average units outstanding - basic	140,826	130,494	140,603	130,099

Earnings per unit - basic	$0.80	$1.08	$1.68	$2.09

Diluted:
Weighted average units outstanding - basic	140,826	130,494	140,603	130,099
Dilutive effect of LP Unit options and LTIP awards granted	679	659	650	542
Weighted average units outstanding - diluted	141,505	131,153	141,253	130,641

Earnings per unit - diluted	$0.80	$1.07	$1.67	$2.08

12. BUSINESS SEGMENTS

We operate and report in three business segments: (i) Domestic Pipelines & Terminals; (ii) Global Marine Terminals; and (iii) Merchant Services.  All significant inter-segment revenues, operating income and assets have been eliminated.

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

Our equity investment in VTTI, acquired in January 2017, comprises part of our Global Marine Terminals segment. VTTI is one of the largest independent global marine terminal businesses that, through its subsidiaries and partnership interests, owns and operates approximately 57 million barrels of petroleum products storage across 14 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore.

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

Financial Information by Segment

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Domestic Pipelines & Terminals	$253,649	$249,979	$507,161	$487,932
Global Marine Terminals	167,856	169,517	332,332	339,581
Merchant Services	400,468	369,408	971,594	759,145
Intersegment	(11,772)	(11,782)	(31,613)	(28,942)
Total revenue	$810,201	$777,122	$1,779,474	$1,557,716

For the three and six months ended June 30, 2017 and 2016, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$730,905	$692,154	$1,618,767	$1,389,042
International	79,296	84,968	160,707	168,674
Total revenue	$810,201	$777,122	$1,779,474	$1,557,716

Adjusted EBITDA

Adjusted EBITDA is a measure not defined by GAAP. We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, and gains and losses on asset sales. The definition of Adjusted EBITDA is also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, such as that in VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Adjusted EBITDA is a non-GAAP financial measure that is used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.

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

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Domestic Pipelines & Terminals	$135,387	$141,979	$274,830	$270,460
Global Marine Terminals	131,757	108,382	262,388	215,005
Merchant Services	2,047	6,228	9,482	15,750
Total Adjusted EBITDA	$269,191	$256,589	$546,700	$501,215

Reconciliation of Net Income to Adjusted EBITDA:
Net income	$116,379	$144,499	$242,688	$279,476
Less: Net income attributable to noncontrolling interests	(3,657)	(4,043)	(6,390)	(7,907)
Net income attributable to Buckeye Partners, L.P.	112,722	140,456	236,298	271,569
Add: Interest and debt expense	56,424	47,834	112,309	95,617
Income tax expense (benefit)	1,039	(27)	1,261	588
Depreciation and amortization (1)	64,838	63,322	130,326	124,748
Non-cash unit-based compensation expense	8,902	7,724	17,580	14,059
Acquisition and transition expense (2)	799	48	1,828	170
Hurricane-related costs (3)	613	—	3,016	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	28,801	—	57,418	—
Less: Amortization of unfavorable storage contracts (5)	—	(2,768)	—	(5,536)
Gains on property damage recoveries (6)	(4,621)	—	(4,621)	—
Earnings from the equity method investment in VTTI (4)	(326)	—	(8,715)	—
Adjusted EBITDA	$269,191	$256,589	$546,700	$501,215

(1)
Includes 100% of the depreciation and amortization expense of $18.5 million and $17.2 million for Buckeye Texas for the three months ended June 30, 2017 and 2016, respectively, and $36.0 million and $34.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

(5)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

(6)	Represents gains on recoveries of property damages caused by third parties, primarily related to an allision with a ship dock at our terminal located in Pennsauken, New Jersey.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid for interest (net of capitalized interest)	$104,541	$87,277
Cash paid for income taxes	977	577
Capitalized interest	2,211	2,085

Liabilities related to capital projects outstanding at June 30, 2017 and 2016 of $48.4 million and $79.5 million, respectively, are not included under “Capital expenditures” within the unaudited condensed consolidated statements of cash flows.

14. SUBSEQUENT EVENT

Repayment of Debt

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our $1.5 billion revolving credit facility.

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

We own and operate a diversified network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Additionally, we are one of the largest independent terminalling and storage operators in the United States in terms of capacity available for service. Our terminal network comprises more than 120 liquid petroleum products terminals with aggregate storage capacity of over 115 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States and in the Caribbean.  Our network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk liquid storage and blending hubs. Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Our 50% equity interest in VTTI B.V. (“VTTI”) expands our international presence, with premier storage and marine terminalling services for petroleum products in key global energy hubs, primarily in Northwest Europe, the United Arab Emirates and Singapore. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

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

Recent Developments

Repayment of Debt

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our $1.5 billion revolving credit facility (the “Credit Facility”).

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

In May 2017, VTTI entered into a definitive merger agreement with VTTI Energy Partners LP, a publicly traded master limited partnership (“VTTI MLP”), pursuant to which VTTI will acquire, for cash, all of the outstanding publicly held common units of VTTI MLP at a price of $19.50 per common unit, for an aggregate transaction value of approximately $472 million (the “VTTI Merger”).  The merger is subject to the satisfaction of certain conditions, including the approval of the merger agreement and the transactions contemplated thereby by at least a majority of the holders of VTTI MLP’s outstanding common units (other than those common units held by VTTI and its affiliates) and subordinated units.  If approved, the merger is expected to be completed shortly after the special meeting of VTTI MLP’s unitholders, which is currently scheduled to be held on September 13, 2017.  Upon the completion of the merger on the currently expected timetable, we expect to fund our 50% share of the aggregate transaction value of approximately $236 million through a capital contribution to VTTI, initially using borrowings under our Credit Facility.

At-the-Market Offering Program

During the six months ended June 30, 2017, we sold approximately 0.7 million LP Units in aggregate under our equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”). We received $48.4 million in net proceeds after deducting commissions and other related expenses, including $0.5 million of compensation fees paid in aggregate to the ATM Underwriters.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$810,201	$777,122	$1,779,474	$1,557,716
Costs and expenses	639,560	587,178	1,436,803	1,187,565
Operating income	170,641	189,944	342,671	370,151
Other expense, net	(53,223)	(45,472)	(98,722)	(90,087)
Income before taxes	117,418	144,472	243,949	280,064
Income tax (expense) benefit	(1,039)	27	(1,261)	(588)
Net income	116,379	144,499	242,688	279,476
Less: Net income attributable to noncontrolling interests	(3,657)	(4,043)	(6,390)	(7,907)
Net income attributable to Buckeye Partners, L.P.	$112,722	$140,456	$236,298	$271,569

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are measures not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, and gains and losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash income tax expense, and maintenance capital expenditures, that are incurred to maintain the operating, safety, and/or earnings capacity of our existing assets. These definitions of Adjusted EBITDA and distributable cash flow are also applied to our proportionate share in the Adjusted EBITDA and distributable cash flow of significant equity method investments, such as that in VTTI, and are not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Adjusted EBITDA and distributable cash flow are non-GAAP financial measures that are used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare cash-generating performance of Buckeye from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Domestic Pipelines & Terminals	$135,387	$141,979	$274,830	$270,460
Global Marine Terminals	131,757	108,382	262,388	215,005
Merchant Services	2,047	6,228	9,482	15,750
Total Adjusted EBITDA	$269,191	$256,589	$546,700	$501,215
Reconciliation of Net Income to Adjusted EBITDA and Distributable cash flow:
Net income	$116,379	$144,499	$242,688	$279,476
Less: Net income attributable to noncontrolling interests	(3,657)	(4,043)	(6,390)	(7,907)
Net income attributable to Buckeye Partners, L.P.	112,722	140,456	236,298	271,569
Add: Interest and debt expense	56,424	47,834	112,309	95,617
Income tax expense (benefit)	1,039	(27)	1,261	588
Depreciation and amortization (1)	64,838	63,322	130,326	124,748
Non-cash unit-based compensation expense	8,902	7,724	17,580	14,059
Acquisition and transition expense (2)	799	48	1,828	170
Hurricane-related costs (3)	613	—	3,016	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	28,801	—	57,418	—
Less: Amortization of unfavorable storage contracts (5)	—	(2,768)	—	(5,536)
Gains on property damage recoveries (6)	(4,621)	—	(4,621)	—
Earnings from the equity method investment in VTTI (4)	(326)	—	(8,715)	—
Adjusted EBITDA	$269,191	$256,589	$546,700	$501,215
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(52,063)	(43,624)	(103,587)	(87,197)
Income tax (expense) benefit, excluding non-cash taxes	(473)	29	(695)	(588)
Maintenance capital expenditures	(40,494)	(29,881)	(73,080)	(51,447)
Proportionate share of VTTI’s interest expense, current income tax expense and maintenance capital expenditures (4)	(10,690)	—	(18,708)	—
Add: Hurricane-related maintenance capital expenditures	4,879	—	10,429	—
Distributable cash flow	$170,350	$183,113	$361,059	$361,983
_________________________

(1)
Includes 100% of the depreciation and amortization expense of $18.5 million and $17.2 million for Buckeye Texas for the three months ended June 30, 2017 and 2016, respectively, and $36.0 million and $34.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

(5)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

(6)	Represents gains on recoveries of property damages caused by third parties, primarily related to an allision with a ship dock at our terminal located in Pennsauken, New Jersey.

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, percent of capacity utilization for our Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	778.4	803.1	741.0	750.2
Jet fuel	376.1	366.4	365.6	356.8
Middle distillates (1)	276.0	258.9	302.6	286.5
Other products (2)	25.4	22.4	23.2	17.3
Total throughput	1,455.9	1,450.8	1,432.4	1,410.8
Terminals:
Throughput (3)	1,269.4	1,278.5	1,228.7	1,227.2

Pipeline average tariff (cents/bbl)	89.9	86.0	89.9	85.1

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	91%	99%	95%	99%

Merchant Services (in millions of gallons):
Sales volumes	253.2	260.9	602.3	613.8
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 87% and 91% for the three months ended June 30, 2017 and 2016, respectively, and approximately 91% during each of the six months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Consolidated

Net income was $116.4 million for the three months ended June 30, 2017, which was a decrease of $28.1 million, or 19.4%, from $144.5 million for the corresponding period in 2016.  The decrease in net income reflected decreased net income contributions from all three of our segments. In our Global Marine Terminals segment, lower storage revenues and higher operating expenses were the primary drivers for the decrease over the prior year quarter. The decrease in contributions from our Merchant Services segment was mainly attributable to lower rack margins and weaker market conditions, primarily in the distillate market. In our Domestic Pipelines & Terminals segment, lower terminal throughput, lower product recoveries and higher operating expenses were the primary drivers for the decrease over the prior year.

Additionally, increases in depreciation and amortization expense due to assets placed into service during 2016, as well as an increase in interest and debt expense, mainly related to the long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition, negatively impacted net income attributable to our unitholders.

These decreases in net income attributable to our unitholders were partially offset by higher pipeline revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments, in our Domestic Pipelines & Terminals segment.

Revenue was $810.2 million for the three months ended June 30, 2017, which was an increase of $33.1 million, or 4.3%, from $777.1 million for the corresponding period in 2016.  The increase in revenue was primarily related to (i) an increase in petroleum product prices, partially offset by a decrease in sales volumes, in our Merchant Services segment; and (ii) higher pipeline transportation revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments, as well as higher project management revenues in our Domestic Pipelines & Terminals segment.  These increases in revenue were partially offset by a decline in storage revenue in our Global Marine Terminals segment, driven by lower capacity utilization in the period, related to the exit of a long-term customer from one of our facilities.

Adjusted EBITDA was $269.2 million for the three months ended June 30, 2017, which was an increase of $12.6 million, or 4.9%, from $256.6 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily related to the Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017; higher pipeline transportation revenues in our Domestic Pipelines & Terminals segment; and higher ancillary revenues in our Global Marine Terminals segment. These positive factors were partially offset by lower terminal throughput, lower product recoveries, and higher operating expenses in our Domestic Pipelines & Terminals segment; lower storage revenues and higher operating expenses in our Global Marine Terminals segment; and lower rack margins and weaker market conditions in our Merchant Services segment.

Distributable cash flow was $170.4 million for the three months ended June 30, 2017, which was a decrease of $12.7 million, or 6.9%, from $183.1 million for the corresponding period in 2016.  The decrease in distributable cash flow was primarily related to our proportionate share of VTTI’s interest expense, current income tax expense and maintenance capital expenditures of $10.7 million, which partially offset the Adjusted EBITDA contribution from our equity investment in VTTI; an $8.5 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to the long-term debt issued in the fourth quarter of 2016; and a $5.7 million increase in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, primarily resulting from increased tank integrity project costs and upgrades to station and terminalling equipment. These decreases in distributable cash flow were partially offset by the increase of $12.6 million in Adjusted EBITDA, as described above.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $135.4 million for the three months ended June 30, 2017, which was a decrease of $6.6 million, or 4.6%, from $142.0 million for the corresponding period in 2016.  The decrease in Adjusted EBITDA was primarily due to a $10.5 million increase in operating expenses, partially offset by a $3.6 million net increase in revenue and a $0.3 million increase in earnings from equity investments. The increase in operating expenses primarily reflected higher pipeline integrity and terminalling maintenance expenses, as well as an increase in reimbursable expenses within our project management business due to an increase in project activity. The increase in revenue was due to a $5.6 million increase in pipeline transportation revenues, reflecting returns from internal growth capital investments, increases in average pipeline tariff rates and longer-haul shipments; a $5.7 million increase in project management revenues due to an increase in project activity; a $0.5 million increase in storage revenue, primarily due to storage capacity brought back into service and new storage contracts; and a $0.5 million increase in other revenues. These revenue increases were partially offset by a $4.8 million decrease in terminalling throughput, primarily due to the termination of a crude-by-rail throughput contract at our Albany, New York terminal in the third quarter of 2016 and a $3.9 million decrease in product recoveries.

Pipeline volumes increased by 0.4% due to strong demand for distillate and jet fuel shipments, which were partially offset by weaker demand for gasoline transportation services. Terminalling volumes decreased by 0.7%, primarily reflecting favorable business conditions in the second quarter of 2016 at our Chicago Complex, which resulted in unusually high transfers, partially offset by strong customer throughput demand in our Southeast region.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $131.8 million for the three months ended June 30, 2017, which was an increase of $23.4 million, or 21.6%, from $108.4 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily due to the $28.8 million Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017, partially offset by a $2.8 million increase in operating expenses and a $2.6 million net decrease in revenue. The increase in operating expenses reflected higher property taxes, related to the placement of capital projects into service, as well as incremental business development and general and administrative expenses, related to the growth of the segment. The decrease in revenue was due to a $9.4 million net decrease in revenue from storage services and terminalling revenue, reflecting lower capacity utilization, related to the exit of a long-term customer from one of our facilities; partially offset by a $6.8 million increase in revenue from ancillary services, including tank cleanings, water disposal, berthing, heating and other incidental services. The average capacity utilization of our marine storage assets was 91% for the three months ended June 30, 2017, which was a decrease from 99% in the corresponding period in 2016.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $2.0 million for the three months ended June 30, 2017, which was a decrease of $4.2 million, or 67.7%, from $6.2 million for the corresponding period in 2016.  Adjusted EBITDA was negatively impacted by lower rack margins and weaker market conditions, primarily in the distillate market, partially offset by a decrease in operating expenses.

Adjusted EBITDA was positively impacted by a $31.1 million increase in revenue, which included a $42.0 million increase in refined petroleum product sales due to a price increase of $0.16 per gallon (average sales prices per gallon were $1.58 and $1.42 for the 2017 and 2016 periods, respectively), which was partially offset by a $10.9 million decrease due to a 3.0% decrease in volumes sold, and a $0.7 million decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $36.0 million increase in the cost of product sales, which included a $46.6 million increase in refined petroleum product cost due to a price increase of $0.18 per gallon (average prices per gallon were $1.56 and $1.38 for the 2017 and 2016 periods, respectively), partially offset by a $10.6 million decrease due to a 3.0% decrease in volumes sold.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Consolidated

Net income was $242.7 million for the six months ended June 30, 2017, which was a decrease of $36.8 million, or 13.2%, from $279.5 million for the corresponding period in 2016.  The decrease in net income was primarily related to decreased contributions from our Global Marine Terminals and Merchant Services segments. In our Global Marine Terminals segment, lower storage revenues due to lower utilization, lower processing revenue at Buckeye Texas, and higher operating expenses, which in total more than offset the earnings from our equity investment in VTTI, acquired in January 2017, were the primary drivers for the decrease over the prior year. The decrease in contributions from our Merchant Services segment was mainly attributable to lower rack margins and weaker market conditions, primarily in the distillate market.

Additionally, increases in depreciation and amortization expense due to assets placed into service during 2016, as well as an increase in interest and debt expense, mainly related to the long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition, negatively impacted net income attributable to our unitholders.

These decreases in net income attributable to our unitholders were partially offset by increased contributions from our Domestic Pipelines & Terminals segment. Our Domestic Pipelines & Terminals segment benefited from higher pipeline revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments; and higher storage revenue, primarily due to storage capacity brought back into service and new storage contracts.

Revenue was $1,779.5 million for the six months ended June 30, 2017, which was an increase of $221.8 million, or 14.2%, from $1,557.7 million for the corresponding period in 2016.  The increase in revenue was primarily related to (i) an increase in petroleum product prices, partially offset by a decrease in sales volumes, in our Merchant Services segment; (ii) higher pipeline transportation revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments, as well as higher project management revenues in our Domestic Pipelines & Terminals segment; and (iii) higher ancillary revenues in our Global Marine Terminals segment.  This increase in revenue was partially offset by a decline in processing services, terminalling, and storage revenues in our Global Marine Terminals segment, driven by lower capacity utilization, related to the exit of a long-term customer from one of our facilities.

Adjusted EBITDA was $546.7 million for the six months ended June 30, 2017, which was an increase of $45.5 million, or 9.1%, from $501.2 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily related to the Adjusted EBITDA contributions from our equity investment in VTTI, acquired in January 2017 and higher pipeline transportation revenues in our Domestic Pipelines & Terminals segment. These positive factors were partially offset by lower terminal throughput, lower product recoveries, and higher operating expenses in our Domestic Pipelines & Terminals segment; lower storage, processing services, and terminalling revenues and higher operating expenses in our Global Marine Terminals segment; and lower rack margins and weaker market conditions in our Merchant Services segment.

Distributable cash flow was $361.1 million for the six months ended June 30, 2017, which was a decrease of $0.9 million, or 0.2%, from $362.0 million as compared to the corresponding period in 2016.  The decrease in distributable cash flow was primarily related to our proportionate share of VTTI’s interest expense, current income tax expense and maintenance capital expenditures of $18.7 million, which partially offset the Adjusted EBITDA contribution from our equity investment in VTTI; a $16.4 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, due to the long-term debt issued in the fourth quarter of 2016; and an $11.3 million increase in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, primarily resulting from increased tank integrity project costs and upgrades to station and terminalling equipment. These decreases in distributable cash flow were partially offset by an increase of $45.5 million in Adjusted EBITDA, as described above.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $274.8 million for the six months ended June 30, 2017, which was an increase of $4.4 million, or 1.6%, from $270.4 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily due to a $19.2 million net increase in revenue, partially offset by a $14.0 million increase in operating expenses and a $0.8 million decrease in earnings from equity investments. The increase in revenue was due to a $15.9 million increase in pipeline transportation revenues, reflecting returns from internal growth capital investments and increases in average pipeline tariff rates and longer-haul shipments; an $11.0 million increase in project management revenues due to an increase in project activity; and a $5.1 million increase in storage revenue, primarily due to storage capacity brought back into service and new storage contracts. These revenue increases were partially offset by a $9.7 million decrease in terminalling throughput, primarily due to the termination of a crude-by-rail throughput contract at our Albany, New York terminal in the third quarter of 2016; a $1.7 million decrease in product recoveries; and a $1.4 million decrease in other revenues. The increase in operating expenses primarily reflected higher pipeline integrity and terminalling maintenance expenses, as well as an increase in reimbursable expenses within our project management business due to an increase in project activity.

Pipeline volumes increased by 1.5% due to strong demand for distillate and jet fuel shipments, which were partially offset by weaker demand for gasoline transportation services. Terminalling volumes increased by 0.1% due to higher gasoline volumes, reflecting strong customer throughput demand, particularly in the Southeast, partially offset by lower transfers at our Chicago Complex.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $262.4 million for the six months ended June 30, 2017, which was an increase of $47.4 million, or 22.0%, from $215.0 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily due to the $57.4 million Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017, partially offset by a $4.8 million net decrease in revenue and a $5.2 million increase in operating expenses. The decrease in revenue was due to a $10.3 million net decrease in revenue from storage services and terminalling revenue, reflecting lower capacity utilization, related to the exit of a long-term customer from one of our facilities, and a decrease in processing services revenues at Buckeye Texas; partially offset by a $5.5 million increase in revenue from ancillary services, including tank cleaning, water disposal, berthing, heating and other incidental services. The average capacity utilization of our marine storage assets was 95% for the six months ended June 30, 2017, which was a decrease from 99% in the corresponding period in 2016. The increase in operating expenses was primarily driven by higher property taxes, reflecting the capitalization of property taxes on assets under construction at Buckeye Texas in the prior period, and overhead general and administrative expenses in our Global Marine Terminals segment.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $9.5 million for the six months ended June 30, 2017, which was a decrease of $6.3 million, or 39.9%, from $15.8 million for the corresponding period in 2016.  Adjusted EBITDA was negatively impacted by lower rack margins and weaker market conditions, primarily in the distillate market, partially offset by a decrease in operating expenses.

Adjusted EBITDA was positively impacted by a $212.5 million increase in revenue, which included a $226.7 million increase in refined petroleum product sales due to a price increase of $0.37 per gallon (average sales prices per gallon were $1.61 and $1.24 for the 2017 and 2016 periods, respectively), partially offset by a $14.2 million decrease due to a 1.9% decrease in volumes sold and a $0.3 million decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $219.1 million increase in the cost of product sales, which included a $232.9 million increase in refined petroleum product cost due to a price increase of $0.39 per gallon (average prices per gallon were $1.59 and $1.20 for the 2017 and 2016 periods, respectively), partially offset by a $13.8 million decrease due to a 1.9% decrease in volumes sold.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to refinance amounts borrowed under our Credit Facility on a long-term basis.  The Buckeye Merchant Service Companies fund their working capital needs principally from their own operations and their portion of our Credit Facility, which is classified as a current liability on our unaudited condensed consolidated balance sheets.  Our financial policy has been to fund maintenance capital expenditures with cash from operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  We target to fund at least half of these expenditures with proceeds from equity offerings in order to maintain our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of June 30, 2017, we had working capital of $37.1 million and $911.5 million of additional borrowing capacity under our Credit Facility.

Capital Structure Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that allows us to issue up to an aggregate of $1 billion in equity securities. In March 2016, we entered into an Equity Distribution Agreement, under which we may offer to sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through the ATM Underwriters, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. All issuances of equity securities under the Equity Distribution Agreement have been issued pursuant to the traditional shelf registration statement. At June 30, 2017, we had $950.9 million of unsold securities available under the traditional shelf registration statement.

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

Current Maturities Expected to be Refinanced

We have classified $125.0 million of 5.125% notes and $300.0 million of 6.050% notes due on July 1, 2017 and January 15, 2018, respectively, as long-term debt in the consolidated balance sheet at June 30, 2017 because we have the intent and ability to refinance these obligations on a long-term basis under our Credit Facility. At June 30, 2017, we had $911.5 million of additional borrowing capacity under our Credit Facility.

Debt

At June 30, 2017, we had total fixed-rate and variable-rate debt obligations of $3,970.4 million and $836.8 million, respectively, with an aggregate fair value of $4,983.0 million. At June 30, 2017, we were in compliance with the covenants under our Credit Facility and Term Loan.

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our Credit Facility.

As discussed in Recent Developments above, upon completion of the pending VTTI Merger, we expect to fund our 50% share of the aggregate transaction value of approximately $236 million through a capital contribution to VTTI, initially using borrowings under our Credit Facility.

Equity

During the six months ended June 30, 2017, we sold approximately 0.7 million LP Units in aggregate under the Equity Distribution Agreement and received $48.4 million in net proceeds after deducting commissions and other related expenses, including $0.5 million of compensation fees paid in aggregate to the ATM Underwriters.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$436,221	$371,600
Investing activities	(1,340,510)	(202,492)
Financing activities	266,324	(159,227)
Net (decrease) increase in cash and cash equivalents	$(637,965)	$9,881

Operating Activities

Net cash provided by operating activities of $436.2 million for the six months ended June 30, 2017 primarily resulted from $242.7 million of net income, $130.3 million of depreciation and amortization expense and a $70.3 million decrease in inventory, partially offset by a $29.5 million net increase in fair value of derivatives.

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

Investing Activities

Net cash used in investing activities of $1.34 billion for the six months ended June 30, 2017 primarily resulted from $203.0 million of capital expenditures and $1.15 billion of equity investment acquisition costs related to the VTTI Acquisition.

Net cash used in investing activities of $202.5 million for the six months ended June 30, 2016 primarily resulted from $224.1 million of capital expenditures, partially offset by $19.9 million in refunded escrow deposits. See below for a discussion of capital spending.

Financing Activities

Net cash provided by financing activities of $266.3 million for the six months ended June 30, 2017 primarily resulted from $587.3 million of net borrowings under the Credit Facility and $48.4 million of net proceeds from the issuance of 0.7 million LP Units under the Equity Distribution Agreement, which were partially offset by $350.3 million of cash distributions paid to our unitholders ($2.4875 per LP Unit).

Net cash used in financing activities of $159.2 million for the six months ended June 30, 2016 primarily resulted from $310.6 million of cash distributions paid to our unitholders ($2.3875 per LP Unit), which were partially offset by $70.0 million of net borrowings under the Credit Facility and $90.2 million of net proceeds from the issuance of 1.3 million LP Units under the Equity Distribution Agreement.

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

	Six Months Ended June 30,
	2017	2016
Maintenance capital expenditures (1)	$73,080	$51,447
Expansion and cost reduction (2)	129,881	172,670
Total capital expenditures, net	$202,961	$224,117
____________________________

(1)	Includes maintenance capital expenditures of $10.4 million related to the BBH facility as a result of Hurricane Matthew for the six months ended June 30, 2017.

(2)
Amounts exclude accruals for capital expenditures. Expansion and cost reduction amounts, including accruals for capital expenditures, were $119.2 million and $164.2 million for the six months ended June 30, 2017 and 2016, respectively.

Capital expenditures decreased for the six months ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to decreases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $129.9 million for the six months ended June 30, 2017, which was a decrease of $42.8 million, or 24.8%, from $172.7 million for the corresponding period in 2016. The period-over-period fluctuations in our expansion and cost reduction capital expenditures primarily reflected the completion of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, in 2016. Our maintenance capital expenditures were $73.1 million for the six months ended June 30, 2017, which was an increase of $21.6 million, or 42.0%, from $51.4 million for the corresponding period in 2016. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by increased tank integrity work necessary to maintain operating capacity, repairs to our BBH facility as a result of Hurricane Matthew, marine dock structure upgrades and upgrades to station and terminalling equipment.

We have estimated our capital expenditures as follows for the year ending December 31, 2017 (in thousands):

	2017
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$75,000	$85,000
Expansion and cost reduction	175,000	195,000
Total capital expenditures	$250,000	$280,000

Global Marine Terminals:
Maintenance capital expenditures	$40,000	$50,000
Expansion and cost reduction	120,000	140,000
Total capital expenditures (1)	$160,000	$190,000

Overall:
Maintenance capital expenditures	$115,000	$135,000
Expansion and cost reduction	295,000	335,000
Total capital expenditures	$410,000	$470,000
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

Off-Balance Sheet Arrangements

At June 30, 2017, we had no off-balance sheet debt or arrangements.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2017	$(28,801)	$62,609	$33,808
Items recognized or settled during the period	(29,776)	—	(29,776)
Fair value attributable to new deals	5,790	(10,463)	(4,673)
Change in fair value attributable to price movements	57,702	—	57,702
Fair value of contracts outstanding at June 30, 2017	$4,915	$52,146	$57,061

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. Our Merchant Services segment also uses exchange-traded refined petroleum contracts to hedge expected future transactions related to certain gasoline inventory that we manage on behalf of a third party. Additionally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on the narrowing gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts and observable market data from third-party pricing publications for physical derivative contracts related to designated hedged refined petroleum products inventories outstanding and physical derivative contracts at June 30, 2017, the estimated fair value would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$271,332
Fair value assuming 10% increase in underlying commodity prices	Asset	$299,013
Fair value assuming 10% decrease in underlying commodity prices	Asset	$243,651

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

Based on a hypothetical 10% movement in the underlying interest rates at June 30, 2017, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$52,146
Fair value assuming 10% increase in underlying interest rates	Asset	$46,932
Fair value assuming 10% decrease in underlying interest rates	Asset	$57,360

See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and six months ended June 30, 2017 and 2016.

Our equity method investment in VTTI indirectly exposes us to foreign currency risk, primarily with respect to the Euro, Malaysian Ringgit and United Arab Emirates Dirham. VTTI manages its exposure to foreign currency risk with foreign exchange hedging strategies. Our proportionate share of VTTI’s unhedged foreign currency transaction and translation gains and losses is included in our earnings from equity investments and accumulated other comprehensive income, respectively. We recognized our proportionate share of foreign currency translation gains of $24.9 million and $27.7 million in other comprehensive income for the three and six months ended June 30, 2017, respectively, related to our investment in VTTI.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1
Buckeye Partners, L.P. 2013 Long-Term Incentive Plan (As Amended and Restated, effective June 6, 2017) (Incorporated by reference to Exhibit A of Buckeye Partners, L.P.’s Definitive Proxy Statement filed April 19, 2017).

10.2
Third Amendment to Revolving Credit Agreement dated as of June 6, 2017, by and among Buckeye Partners, L.P., Buckeye Energy Services LLC, Buckeye Caribbean Terminals LLC and Buckeye West Indies Holdings LP, as borrowers, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 9, 2017).

10.3
First Amendment to Term Loan Agreement dated as of June 6, 2017, by and among Buckeye Partners, L.P., as borrower, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 9, 2017).

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	August 4, 2017	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)