Form 10-Q
period 2017-09-30
BUCKEYE PARTNERS, L.P.
filed 2017-11-03
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 27, 2017, there were 146,643,955 limited partner units outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product sales	$517,461	$337,092	$1,482,686	$1,086,180
Transportation, storage and other services	405,158	429,513	1,219,407	1,238,141
Total revenue	922,619	766,605	2,702,093	2,324,321

Costs and expenses:
Cost of product sales	506,780	326,718	1,447,408	1,049,315
Operating expenses	157,820	149,867	482,008	446,671
Depreciation and amortization	65,661	63,472	195,987	188,220
General and administrative	23,904	20,321	69,987	63,737
Other, net	501	—	(3,921)	—
Total costs and expenses	754,666	560,378	2,191,469	1,747,943
Operating income	167,953	206,227	510,624	576,378

Other income (expense):
Earnings from equity investments	9,232	2,901	22,710	8,459
Interest and debt expense	(56,561)	(48,476)	(168,870)	(144,093)
Other income (expense)	48	(74)	157	(102)
Total other expense, net	(47,281)	(45,649)	(146,003)	(135,736)

Income before taxes	120,672	160,578	364,621	440,642
Income tax expense	(448)	(308)	(1,709)	(896)
Net income	120,224	160,270	362,912	439,746
Less: Net income attributable to noncontrolling interests	(4,037)	(3,896)	(10,427)	(11,803)
Net income attributable to Buckeye Partners, L.P.	$116,187	$156,374	$352,485	$427,943

Earnings per unit attributable to Buckeye Partners, L.P.:
Basic	$0.82	$1.19	$2.50	$3.28
Diluted	$0.81	$1.19	$2.49	$3.26

Weighted average units outstanding:
Basic	142,088	131,113	141,104	130,439
Diluted	142,818	131,940	141,781	131,076

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$120,224	$160,270	$362,912	$439,746
Other comprehensive income:
Unrealized (losses) gains on derivative instruments	(5,764)	1,052	(11,995)	1,052
Reclassification of derivative losses to net income	3,038	3,037	9,113	7,846
Recognition of costs related to benefit plans to net income	50	252	66	756
Other comprehensive income from equity method investments	11,933	—	39,679	—
Total other comprehensive income	9,257	4,341	36,863	9,654
Comprehensive income	129,481	164,611	399,775	449,400
Less: Comprehensive income attributable to noncontrolling interests	(4,037)	(3,896)	(10,427)	(11,803)
Comprehensive income attributable to Buckeye Partners, L.P.	$125,444	$160,715	$389,348	$437,597

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$7,922	$640,340
Accounts receivable, net	210,476	236,416
Construction and pipeline relocation receivables	15,082	17,276
Inventories	233,413	356,803
Derivative assets	50,884	1,526
Prepaid and other current assets	40,553	66,536
Total current assets	558,330	1,318,897

Property, plant and equipment	7,806,102	7,523,774
Less: Accumulated depreciation	(1,172,872)	(1,040,492)
Property, plant and equipment, net	6,633,230	6,483,282

Equity investments	1,495,952	89,564
Goodwill	1,004,545	1,004,545

Intangible assets	616,286	616,286
Less: Accumulated amortization	(242,678)	(192,983)
Intangible assets, net	373,608	423,303

Other non-current assets	46,835	101,512
Total assets	$10,112,500	$9,421,103

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$185,410	$—
Accounts payable	82,412	107,383
Derivative liabilities	3,568	26,272
Accrued and other current liabilities	237,884	265,893
Total current liabilities	509,274	399,548

Long-term debt	4,593,635	4,217,695
Other non-current liabilities	96,566	105,437
Total liabilities	5,199,475	4,722,680

Commitments and contingent liabilities (Note 3)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (146,641,503 and 140,263,787 units outstanding as of September 30, 2017 and December 31, 2016, respectively)	4,619,262	4,437,316
Accumulated other comprehensive income (loss)	11,270	(25,593)
Total Buckeye Partners, L.P. capital	4,630,532	4,411,723
Noncontrolling interests	282,493	286,700
Total partners’ capital	4,913,025	4,698,423
Total liabilities and partners’ capital	$10,112,500	$9,421,103

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$362,912	$439,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	195,987	188,220
Amortization of debt issuance costs and discount	3,940	3,532
Amortization of losses on terminated interest rate swaps	9,113	9,112
Non-cash unit-based compensation expense	25,935	22,977
Gains on property damage recoveries	(4,621)	(5,700)
Net changes in fair value of derivatives	(25,421)	98,917
Amortization of unfavorable storage contracts	—	(5,979)
Earnings from equity investments	(22,710)	(8,459)
Distributions of earnings from equity investments	25,902	2,418
Other non-cash items	1,024	3,772
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable	25,548	(40,109)
Construction and pipeline relocation receivables	2,109	(4,334)
Inventories	123,390	(101,016)
Prepaid and other current assets	18,956	(45,841)
Accounts payable	(30,850)	9,332
Accrued and other current liabilities	(17,045)	(10,088)
Other non-current assets	(2,118)	138
Other non-current liabilities	(4,741)	(6,865)
Net cash provided by operating activities	687,310	549,773
Cash flows from investing activities:
Capital expenditures	(303,689)	(380,072)
Equity investment in VTTI B.V.	(1,387,844)	—
Acquisitions, net of working capital settlement	—	(25,941)
Proceeds from asset disposals	429	2,235
Escrow deposits	—	19,850
Recoveries on property damages	4,621	5,700
Distributions in excess of earnings from equity investments	16,951	—
Net cash used in investing activities	(1,669,532)	(378,228)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	345,955	108,422
Net proceeds from exercise of Unit options	481	300
Payment of tax withholding on issuance of LTIP awards	(8,487)	(5,123)
Repayment of long-term debt	(125,000)	—
Debt issuance costs	(29)	(1,240)
Borrowings under BPL Credit Facility	1,544,972	978,700
Repayments under BPL Credit Facility	(1,047,372)	(1,136,800)
Net borrowings under BMSC Credit Facility	185,410	106,852
Borrowings under Term Loan	—	250,000
Contributions from noncontrolling interests	7,700	3,760
Distributions to noncontrolling interests	(24,657)	(11,531)
Distributions to unitholders	(529,169)	(469,764)
Net cash provided by (used in) financing activities	349,804	(176,424)
Net decrease in cash and cash equivalents	(632,418)	(4,879)
Cash and cash equivalents — Beginning of period	640,340	4,881
Cash and cash equivalents — End of period	$7,922	$2

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

		Accumulated
		Other
	Limited	Comprehensive	Noncontrolling
	Partners	Income (Loss)	Interests	Total
Partners’ capital - January 1, 2017	$4,437,316	$(25,593)	$286,700	$4,698,423
Net income	352,485	—	10,427	362,912
Distributions paid to unitholders	(531,351)	—	2,182	(529,169)
Net proceeds from issuance of LP Units	345,955	—	—	345,955
Amortization of unit-based compensation awards	25,935	—	—	25,935
Net proceeds from exercise of Unit options	481	—	—	481
Payment of tax withholding on issuance of LTIP awards	(8,487)	—	—	(8,487)
Distributions paid to noncontrolling interests	—	—	(24,657)	(24,657)
Contributions from noncontrolling interests	—	—	7,700	7,700
Other comprehensive income	—	36,863	—	36,863
Accrual of distribution equivalent rights	(2,931)	—	—	(2,931)
Other	(141)	—	141	—
Partners’ capital - September 30, 2017	$4,619,262	$11,270	$282,493	$4,913,025

Partners’ capital - January 1, 2016	$3,833,230	$(97,841)	$281,352	$4,016,741
Net income	427,943	—	11,803	439,746
Distributions paid to unitholders	(472,056)	—	2,292	(469,764)
Net proceeds from issuance of LP Units	108,422	—	—	108,422
Amortization of unit-based compensation awards	22,977	—	—	22,977
Net proceeds from exercise of Unit options	300	—	—	300
Payment of tax withholding on issuance of LTIP awards	(5,123)	—	—	(5,123)
Distributions paid to noncontrolling interests	—	—	(11,531)	(11,531)
Contributions from noncontrolling interests	—	—	3,760	3,760
Other comprehensive income	—	9,654	—	9,654
Accrual of distribution equivalent rights	(2,248)	—	—	(2,248)
Other	(44)	—	44	—
Partners’ capital - September 30, 2016	$3,913,401	$(88,187)	$287,720	$4,112,934

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

We own and operate, or own a significant interest in, a diversified global network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered and miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Our global terminal network, including through our interest in VTTI B.V. (“VTTI”), comprises active product terminals across our portfolio of pipelines, inland terminals and marine terminals located primarily in key petroleum logistics hubs in the East Coast, Midwest and Gulf Coast regions of the United States as well as in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  Our global network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk liquid storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products. Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Through our 50% equity interest in VTTI, our global terminal network offers premier storage and marine terminalling services for petroleum product logistics in key international energy hubs. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission.  Accordingly, our financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our results of operations for the interim periods.  The unaudited condensed consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities of which we are the primary beneficiary. Intercompany transactions are eliminated in consolidation.

We believe that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Developments

Derivatives and Hedging. In August 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and simplifies existing guidance in order to improve the financial reporting of hedging relationships to better align risk management activities in financial statements and make targeted improvements to simplify the application of current guidance related to the assessment of hedge effectiveness. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early application permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Modifications to Share-Based Payment Awards. In May 2017, the FASB issued guidance to clarify when changes in the terms or conditions of share-based payment awards must be accounted for as modifications under Topic 718. The guidance requires that entities apply modification accounting unless the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The amendments should be applied prospectively to awards modified on or after the adoption date. We expect to adopt this guidance on January 1, 2018, and it will be applied to modifications of our unit-based awards prospectively, if any.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended existing accounting standards for revenue recognition, including industry-specific requirements, and provides entities with a single revenue recognition model for recognizing revenue from contracts with customers.  The core principle of ASU 2014-09 is that an entity should recognize revenue from contracts with customers when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Furthermore, additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods under ASU 2014-09 are the full retrospective method, which would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application.  In July 2015, the FASB deferred the effective date of ASU 2014-09 and is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016.  In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09.  We continue to evaluate the provisions of the standard through our implementation work team, consisting of representatives from all of our business segments, and to assess and implement changes to business processes, systems and controls, as necessary. In addition, we have implemented training on the new standard’s revenue recognition model and are continuing our contract review and documentation. We will adopt this guidance on January 1, 2018, and we are currently evaluating the impact that it will have on our consolidated financial statements, including our disclosures, under the elected modified retrospective transition method. To date, we have not identified any customer arrangements which would require a significant change to the timing of our revenue recognition, although our analysis is not yet complete.

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

We finalized the purchase price allocation during the third quarter of 2017 without significant adjustment.

Unaudited Pro forma Financial Results for the Indianola terminalling facility acquisition

Our consolidated statements of operations do not include earnings from the terminalling facility prior to August 4, 2016, the closing date of the acquisition. The preparation of unaudited pro forma financial information for the terminalling facility is impracticable due to the fact that meaningful historical revenue information is not available. The revenues and earnings impact of this acquisition was not significant to our financial results for the three and nine months ended September 30, 2017.

Equity Investment Transaction

VTTI Acquisition

In January 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”). We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 58 million barrels of petroleum products storage across 15 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore, and offer world-class storage and marine terminalling services for refined petroleum products, liquid petroleum gas and crude oil. We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture. We account for this investment using the equity method of accounting. Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. The earnings from our equity investment in VTTI are reported in our Global Marine Terminals segment. In addition, we include our proportionate share of our equity method investments’ unrealized gains and losses in other comprehensive income in our unaudited condensed consolidated financial statements.

The estimated fair values used to calculate the excess net investment in VTTI were primarily developed using an income approach, with inputs classified as Level 3 within the fair value hierarchy. The excess net investment was $583.3 million at the acquisition date and was comprised of the following components: (i) $233.0 million related to the excess of the fair values of identifiable property, plant and equipment and intangible assets over their carrying values, which is being amortized on a straight-line basis over the estimated useful lives of these underlying assets of approximately 28 years; and (ii) $350.3 million of implied goodwill, which is not subject to amortization. The amortization of the excess net investment is included in earnings from equity investments on our unaudited condensed consolidated statements of operations.

In September 2017, VTTI acquired all of the outstanding publicly held common units of VTTI Energy Partners LP, formerly a publicly traded master limited partnership (“VTTI MLP”), for an aggregate cash consideration of $473.6 million (the “VTTI Merger”). In connection with the VTTI Merger, VTTI MLP merged with and into a direct wholly owned subsidiary of VTTI. We funded our 50% share of the aggregate cash consideration, in the amount of $236.8 million, through a capital contribution to VTTI, using borrowings under our Credit Facility.

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

Environmental Contingencies

At September 30, 2017 and December 31, 2016, we had $41.9 million and $44.3 million, respectively, of environmental remediation liabilities unrelated to claims and legal proceedings.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At September 30, 2017 and December 31, 2016, we had $5.7 million and $7.2 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

4. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Liquid petroleum products (1)	$210,747	$337,424
Materials and supplies	22,666	19,379
Total inventories	$233,413	$356,803

(1)	Ending inventory was 122.3 million and 198.2 million gallons of liquid petroleum products as of September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, approximately 86% and 88% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.  Our inventory volumes that are not designated as the hedged item in a fair value hedge relationship are economically hedged to reduce our commodity price exposure.  Inventory not accounted for as a fair value hedge is accounted for at the lower of weighted average cost method or net realizable value.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Prepaid insurance	$13,446	$7,609
Margin deposits	8,184	43,912
Unbilled revenue	9,003	1,615
Prepaid taxes	5,212	7,357
Vendor prepayments	767	1,863
Other	3,941	4,180
Total prepaid and other current assets	$40,553	$66,536

6. EQUITY INVESTMENTS

The following table presents earnings from equity investments for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2017	2016	2017	2016
VTTI B.V. (1)	Global Marine Terminals	$6,396	$—	$15,111	$—
West Shore Pipe Line Company	Domestic Pipelines & Terminals	1,772	1,784	4,913	5,680
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	501	544	1,303	1,340
Transport4, LLC	Domestic Pipelines & Terminals	206	204	650	577
South Portland Terminal LLC	Domestic Pipelines & Terminals	357	369	733	862
Total earnings from equity investments		$9,232	$2,901	$22,710	$8,459

(1) We acquired an indirect 50% equity interest in VTTI in January 2017.  For additional information, see Note 2.

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$143,946	$22,831	$403,985	$65,877
Operating income	52,766	12,805	138,195	35,411
Net income	30,874	8,663	84,807	23,986
Net income attributable to investee	23,565	8,663	63,347	23,986

7. LONG-TERM DEBT

Extinguishment of Debt

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our $1.5 billion revolving credit facility.

Current Maturities Expected to be Refinanced

We have classified $300.0 million of 6.050% notes due on January 15, 2018 as long-term debt in the unaudited condensed consolidated balance sheet at September 30, 2017 because we have the intent and the ability to refinance these obligations on a long-term basis under our Credit Facility. At September 30, 2017, we had $814.6 million of additional borrowing capacity under our Credit Facility.

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

During the three and nine months ended September 30, 2017, unrealized losses of $2.2 million and $12.7 million, respectively, were recorded in accumulated other comprehensive income (“AOCI”) to reflect the change in the fair values of the forward-starting interest rate swaps.

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
The following table summarizes our commodity derivative instruments outstanding at September 30, 2017 (amounts in thousands of gallons):

	Volume (1)
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	7,115	1,110
Physical index derivative contracts	35,385	—
Futures contracts for refined petroleum products	241	6,090
			Hedge Type
Derivatives designated as hedging instruments:
Physical fixed-price derivative contracts	1,050	—	Cash Flow Hedge
Cash flow hedge futures contracts	13,104	8,400	Cash Flow Hedge
Futures contracts for refined petroleum products	100,632	4,494	Fair Value Hedge

(1)	Volume represents absolute value of net notional volume position. All volumes represent net short positions, except for the physical fixed-price derivative contracts designated as a cash flow hedge.

Our futures contracts designated as fair value hedges relate to our inventory portfolio and extend to the fourth quarter of 2018. Our futures contracts and physical fixed-priced derivative contracts designated as cash flow hedges relate to forecasted purchases and sales of refined petroleum products and extend to the third quarter of 2018.

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

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2017
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$816	$—	$816	$(95)	$721
Physical index derivative contracts	226	—	226	(2)	224
Interest rates derivatives	—	49,939	49,939	—	49,939
Total current derivative assets	1,042	49,939	50,981	(97)	50,884
Physical fixed-price derivative contracts	2	—	2	—	2
Total non-current derivative assets	2	—	2	—	2
Physical fixed-price derivative contracts	(3,558)	(104)	(3,662)	95	(3,567)
Physical index derivative contracts	(3)	—	(3)	2	(1)
Total current derivative liabilities	(3,561)	(104)	(3,665)	97	(3,568)
Physical fixed-price derivative contracts	(84)	—	(84)	—	(84)
Total non-current derivative liabilities	(84)	—	(84)	—	(84)
Net derivative (liabilities) assets	$(2,601)	$49,835	$47,234	$—	$47,234

(1)
Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

	December 31, 2016
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$1,499	$—	$1,499	$(306)	$1,193
Physical index derivative contracts	334	—	334	(1)	333
Futures contracts for refined products	51,431	21	51,452	(51,452)	—
Total current derivative assets	53,264	21	53,285	(51,759)	1,526
Physical fixed-price derivative contracts	164	—	164	(5)	159
Futures contracts for refined products	226	—	226	(226)	—
Interest rates derivatives	—	62,609	62,609	—	62,609
Total non-current derivative assets	390	62,609	62,999	(231)	62,768
Physical fixed-price derivative contracts	(4,517)	—	(4,517)	306	(4,211)
Physical index derivative contracts	(1)	—	(1)	1	—
Futures contracts for refined products	(57,828)	(15,685)	(73,513)	51,452	(22,061)
Total current derivative liabilities	(62,346)	(15,685)	(78,031)	51,759	(26,272)
Physical fixed-price derivative contracts	(61)	—	(61)	5	(56)
Futures contracts for refined products	(4,384)	—	(4,384)	226	(4,158)
Total non-current derivative liabilities	(4,445)	—	(4,445)	231	(4,214)
Net derivative (liabilities) assets	$(13,137)	$46,945	$33,808	$—	$33,808

(1)
Amounts represent the netting of physical fixed and index contracts’ assets and liabilities when a legal right of offset exists.  Futures contracts are subject to settlement through margin requirements and are additionally presented on a net basis.

At September 30, 2017, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond December 2018.  In addition, at September 30, 2017, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2017	2016	2017	2016
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	Product sales	$(7,209)	$301	$(257)	$(7,263)
Physical index derivative contracts	Product sales	57	142	58	130
Physical fixed-price derivative contracts	Cost of product sales	1,462	479	1,380	7,965
Physical index derivative contracts	Cost of product sales	115	30	453	193
Futures contracts for refined products	Cost of product sales	15,861	(307)	15,061	4,326

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(51,093)	$(635)	$1,758	$(27,590)
Physical inventory - hedged items	Cost of product sales	48,236	3,620	7,536	43,627

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(3,299)	$(4,262)	$(5,929)	$(4,275)
Time value excluded from hedge assessment	Cost of product sales	442	7,247	15,223	20,312
Net (loss) gain in income		$(2,857)	$2,985	$9,294	$16,037

The change in value recognized in OCI and the gains and losses reclassified from AOCI to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	(Loss) Gain Recognized in OCI on Derivatives for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(2,207)	$1,052	$(12,670)	$1,052
Commodity derivatives	(3,557)	—	675	—
Total	$(5,764)	$1,052	$(11,995)	$1,052

		(Loss) Gain Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(3,038)	$(3,037)	$(9,113)	$(9,112)
Commodity derivatives	Product Sales	—	—	—	1,266
Total		$(3,038)	$(3,037)	$(9,113)	$(7,846)

Over the next twelve months, we expect to reclassify $9.8 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense. These net losses consist of $11.5 million of amortization of hedge losses on our settled forward-starting interest rate swaps, partially offset by $1.7 million of amortization of forecasted hedge gains on our forward-starting interest swaps that we expect to settle in late 2017. Additionally, $0.7 million of unrealized gains for refined petroleum products derivatives designated as cash flow hedges at September 30, 2017 are estimated to be realized and reclassified from AOCI to product sales over the next twelve months. The ineffective portion of the change in fair value of cash flow hedges was not material for the three and nine months ended September 30, 2017.

9. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier fair value hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2017		December 31, 2016
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed-price derivative contracts	$—	$818	$—	$1,352
Physical index derivative contracts	—	226	—	333
Interest rate derivatives	—	49,939	—	62,609

Financial liabilities:
Physical fixed-price derivative contracts	—	(3,746)	—	(4,267)
Physical index derivative contracts	—	(3)	—	—
Futures contracts for refined products	—	—	(26,219)	—
Fair value	$—	$47,234	$(26,219)	$60,027

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange. The values for exchange-settled commodity derivatives at September 30, 2017 are presented after the application of the CME rulebook amendment, which deems that these instruments are settled daily via variation margin payments. As a result of this rulebook amendment, CME-settled derivatives, primarily comprised of our futures contracts for refined petroleum products, are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.

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

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed-price derivative assets are net of CVAs determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,846,426	$4,016,825	$3,967,695	$4,083,488
Variable-rate debt	932,619	933,010	250,000	250,000
Total debt	$4,779,045	$4,949,835	$4,217,695	$4,333,488

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 and 2016, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three and nine months ended September 30, 2017 and 2016, there were no significant fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

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

We recognized compensation expense related to the LTIP and the Option Plan, of $8.2 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recognized compensation expense of $25.9 million and $23.0 million, respectively.

LTIP

As of September 30, 2017, there were 2,646,326 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective February 4, 2015 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of a portion of the cash payments such employees would be entitled to receive under the Buckeye Partners, L.P. Annual Incentive Compensation Plan, as amended and restated, effective January 1, 2012.  At December 31, 2016 and 2015, actual compensation awards deferred under the Deferral Plan were $4.4 million and $3.1 million, for which 145,138 and 139,526 phantom units (including matching units) were granted during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the nine months ended September 30, 2017, the Compensation Committee of the board of directors of Buckeye GP granted 316,490 phantom units to employees (including the 145,138 phantom units granted pursuant to the Deferral Plan, as discussed above), 18,000 phantom units to independent directors of Buckeye GP and 212,062 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2017	1,296	$63.54
Granted (2)	547	69.93
Performance adjustment (3)	32	71.50
Vested	(333)	70.30
Forfeited	(32)	64.48
Unvested at September 30, 2017	1,510	$64.47

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

(3)
Represents the LP Units issued in excess of target amounts for performance awards that vested during the nine months ended September 30, 2017 as a result of our above target performance with respect to applicable performance goals.

At September 30, 2017, $40.5 million of compensation expense related to the LTIP is expected to be recognized over a weighted average period of 1.8 years for the above awards.

Unit Option Plan

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Strike Price per LP Unit	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2017	10	$50.36	0.1	$151
Exercised	(10)	—
Outstanding at September 30, 2017	—	—	—	$—

Exercisable at September 30, 2017	—	$—	—	$—

(1)
Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day in September 2017 and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during each of the nine months ended September 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

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

During the nine months ended September 30, 2017, we sold approximately 6.2 million LP Units under the Equity Distribution Agreement, including a block sale of approximately 3.8 million LP Units on September 21, 2017, and received $346.0 million in net proceeds after deducting commissions and other related expenses, including $1.9 million of compensation fees paid in aggregate to the ATM Underwriters. We used the net proceeds from the block sale to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

Summary of Changes in Outstanding LP Units

The following is a summary of changes in Buckeye’s outstanding LP Units for the periods indicated (in thousands):

Limited Partners
LP Units outstanding at January 1, 2017	140,264
LP Units issued pursuant to the Option Plan (1)	10
LP Units issued pursuant to the LTIP (1)	209
Issuance of LP Units through the Equity Distribution Agreement	6,159
LP Units outstanding at September 30, 2017	146,642

(1) The number of LP Units issued represents issuance net of tax withholding.

Cash Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital and maintenance capital, anticipated cash expenditures and contingencies as our general partner deems appropriate.  Actual cash distributions on our LP Units totaled $531.4 million ($3.75 per LP Unit) and $472.1 million ($3.60 per LP Unit) during the nine months ended September 30, 2017 and 2016, respectively.

On November 3, 2017, we announced a quarterly distribution of $1.2625 per LP Unit that will be paid on November 20, 2017 to unitholders of record on November 13, 2017.  Based on the LP Units and distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of September 30, 2017, estimated cash to be distributed to unitholders on November 20, 2017 is $186.2 million.

12. EARNINGS PER UNIT

The following table is a reconciliation of the weighted average units outstanding used in computing the basic and diluted earnings per unit for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Buckeye Partners, L.P.	$116,187	$156,374	$352,485	$427,943

Basic:
Weighted average units outstanding - basic	142,088	131,113	141,104	130,439

Earnings per unit - basic	$0.82	$1.19	$2.50	$3.28

Diluted:
Weighted average units outstanding - basic	142,088	131,113	141,104	130,439
Dilutive effect of LP Unit options and LTIP awards granted	730	827	677	637
Weighted average units outstanding - diluted	142,818	131,940	141,781	131,076

Earnings per unit - diluted	$0.81	$1.19	$2.49	$3.26

13. BUSINESS SEGMENTS

We operate and report in three business segments: (i) Domestic Pipelines & Terminals; (ii) Global Marine Terminals; and (iii) Merchant Services.  All inter-segment revenues, operating income and assets have been eliminated.

 Domestic Pipelines & Terminals

The Domestic Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, and bulk and marine terminals, transports those products to other locations for a fee, and provides bulk liquid storage and terminal throughput services.  The segment also has butane blending capabilities and provides crude oil services, including train loading/unloading, storage and throughput. This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including three terminals owned by the Merchant Services segment but operated by the Domestic Pipelines & Terminals segment, and two underground propane storage caverns.  Additionally, this segment provides turn-key operations and maintenance of third-party pipelines and performs pipeline construction management services typically for cost plus a fixed fee.

Global Marine Terminals

The Global Marine Terminals segment, including through its interest in VTTI, provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading along with petroleum processing services in the New York Harbor on the East Coast and Corpus Christi, Texas in the Gulf Coast region of the United States, as well as The Bahamas, Puerto Rico and St Lucia in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  The segment owns and operates, or owns a significant interest in, 22 liquid petroleum product terminals, located in these key domestic and international energy hubs, that enable us to facilitate global flows of crude and refined petroleum products, offer connectivity between supply areas and market centers, and provide premier storage, marine terminalling, blending, and processing services to a diverse customer base.

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

Financial Information by Segment

The following table summarizes revenue by each segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Domestic Pipelines & Terminals	$254,277	$265,036	$761,438	$752,968
Global Marine Terminals	155,281	170,072	487,613	509,653
Merchant Services	526,844	344,041	1,498,438	1,103,186
Intersegment	(13,783)	(12,544)	(45,396)	(41,486)
Total revenue	$922,619	$766,605	$2,702,093	$2,324,321

For the three and nine months ended September 30, 2017 and 2016, no customers contributed 10% or more of consolidated revenue.

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$855,795	$683,850	$2,474,562	$2,072,893
International	66,824	82,755	227,531	251,428
Total revenue	$922,619	$766,605	$2,702,093	$2,324,321

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

The following tables present Adjusted EBITDA by segment and on a consolidated basis and a reconciliation of net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Domestic Pipelines & Terminals	$138,880	$152,785	$413,710	$423,245
Global Marine Terminals	128,696	110,705	391,084	325,710
Merchant Services	9,742	8,159	19,224	23,909
Total Adjusted EBITDA	$277,318	$271,649	$824,018	$772,864

Reconciliation of Net Income to Adjusted EBITDA:
Net income	$120,224	$160,270	$362,912	$439,746
Less: Net income attributable to noncontrolling interests	(4,037)	(3,896)	(10,427)	(11,803)
Net income attributable to Buckeye Partners, L.P.	116,187	156,374	352,485	427,943
Add: Interest and debt expense	56,561	48,476	168,870	144,093
Income tax expense	448	308	1,709	896
Depreciation and amortization (1)	65,661	63,472	195,987	188,220
Non-cash unit-based compensation expense	8,176	8,853	25,756	22,912
Acquisition and transition expense (2)	1,447	309	3,275	479
Hurricane-related costs (3)	1,804	—	4,820	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	33,430	—	90,848	—
Less: Amortization of unfavorable storage contracts (5)	—	(443)	—	(5,979)
Gains on property damage recoveries (6)	—	(5,700)	(4,621)	(5,700)
Earnings from the equity method investment in VTTI (4)	(6,396)	—	(15,111)	—
Adjusted EBITDA	$277,318	$271,649	$824,018	$772,864

(1)
Includes 100% of the depreciation and amortization expense of $18.1 million and $18.5 million for Buckeye Texas for the three months ended September 30, 2017 and 2016, respectively, and $54.1 million and $52.5 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Represents transaction, internal and third-party costs related to asset acquisition and integration.

(3)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of Hurricanes Harvey, Irma, and Maria, which occurred in August and September 2017, as well as Hurricane Matthew, which occurred in October 2016, consisting of operating expenses and write-offs of damaged long-lived assets.

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

(5)	Represents amortization of negative fair value allocated to certain unfavorable storage contracts acquired in connection with the BBH acquisition.

(6)	Represents gains on recoveries of property damages caused by third parties, primarily related to an allision with a ship dock at our terminal located in Pennsauken, New Jersey.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest (net of capitalized interest)	$161,914	$141,140
Cash paid for income taxes	1,359	670
Capitalized interest	3,445	3,142

Liabilities related to capital projects outstanding at September 30, 2017 and 2016 of $51.0 million and $45.2 million, respectively, are not included under “Capital expenditures” within the unaudited condensed consolidated statements of cash flows.

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

We own and operate, or own a significant interest in, a diversified global network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Our global terminal network, including through our interest in VTTI B.V. (“VTTI”), comprises more than 135 liquid petroleum products terminals with aggregate storage capacity of over 173 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States as well as in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  Our global network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk liquid storage and blending hubs. Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Through our 50% equity interest in VTTI our global terminal network offers premier storage and marine terminalling services for petroleum product logistics in key international energy hubs. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.

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

VTTI Acquisition

In January 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”). We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 58 million barrels of petroleum products storage across 15 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the United Arab Emirates and Singapore, and offer world-class storage and marine terminalling services for refined petroleum products, liquid petroleum gas and crude oil.  We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture. The earnings from our equity investment in VTTI are reported in our Global Marine Terminals segment.

In September 2017, VTTI acquired all of the outstanding publicly held common units of VTTI Energy Partners LP, formerly a publicly traded master limited partnership (“VTTI MLP”), for an aggregate cash consideration of $473.6 million (the “VTTI Merger”). In connection with the VTTI Merger, VTTI MLP merged with and into a direct wholly owned subsidiary of VTTI. We funded our 50% share of the aggregate cash consideration, in the amount of $236.8 million, through a capital contribution to VTTI, using borrowings under our Credit Facility.

At-the-Market Offering Program

During the nine months ended September 30, 2017, we sold approximately 6.2 million LP Units, including a block sale of 3.8 million units, under our equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”). We received $346.0 million in net proceeds after deducting commissions and other related expenses, including $1.9 million of compensation fees paid in aggregate to the ATM Underwriters. We used the net proceeds from the block sale to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$922,619	$766,605	$2,702,093	$2,324,321
Costs and expenses	754,666	560,378	2,191,469	1,747,943
Operating income	167,953	206,227	510,624	576,378
Other expense, net	(47,281)	(45,649)	(146,003)	(135,736)
Income before taxes	120,672	160,578	364,621	440,642
Income tax expense	(448)	(308)	(1,709)	(896)
Net income	120,224	160,270	362,912	439,746
Less: Net income attributable to noncontrolling interests	(4,037)	(3,896)	(10,427)	(11,803)
Net income attributable to Buckeye Partners, L.P.	$116,187	$156,374	$352,485	$427,943

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are measures not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, and gains and losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash income tax expense, and maintenance capital expenditures, that are incurred to maintain the operating, safety, and/or earnings capacity of our existing assets, plus or minus realized gains or losses on certain foreign currency derivative financial instruments, as applicable. These definitions of Adjusted EBITDA and distributable cash flow are also applied to our proportionate share in the Adjusted EBITDA and distributable cash flow of significant equity method investments, such as that in VTTI, and are not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. These adjustments include gains and losses on foreign currency derivative financial instruments used to hedge VTTI’s United States dollar denominated distributions which are excluded from Adjusted EBITDA and included in distributable cash flow when realized. Adjusted EBITDA and distributable cash flow are non-GAAP financial measures that are used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare cash-generating performance of Buckeye from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Domestic Pipelines & Terminals	$138,880	$152,785	$413,710	$423,245
Global Marine Terminals	128,696	110,705	391,084	325,710
Merchant Services	9,742	8,159	19,224	23,909
Total Adjusted EBITDA	$277,318	$271,649	$824,018	$772,864
Reconciliation of Net Income to Adjusted EBITDA and Distributable cash flow:
Net income	$120,224	$160,270	$362,912	$439,746
Less: Net income attributable to noncontrolling interests	(4,037)	(3,896)	(10,427)	(11,803)
Net income attributable to Buckeye Partners, L.P.	116,187	156,374	352,485	427,943
Add: Interest and debt expense	56,561	48,476	168,870	144,093
Income tax expense	448	308	1,709	896
Depreciation and amortization (1)	65,661	63,472	195,987	188,220
Non-cash unit-based compensation expense	8,176	8,853	25,756	22,912
Acquisition and transition expense (2)	1,447	309	3,275	479
Hurricane-related costs (3)	1,804	—	4,820	—
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	33,430	—	90,848	—
Less: Amortization of unfavorable storage contracts (5)	—	(443)	—	(5,979)
Gains on property damage recoveries (6)	—	(5,700)	(4,621)	(5,700)
Earnings from the equity method investment in VTTI (4)	(6,396)	—	(15,111)	—
Adjusted EBITDA	$277,318	$271,649	$824,018	$772,864
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(52,230)	(44,268)	(155,817)	(131,465)
Income tax expense, excluding non-cash taxes	(448)	(308)	(1,143)	(896)
Maintenance capital expenditures	(35,490)	(33,094)	(108,570)	(84,541)
Proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivative gains and losses, and maintenance capital expenditures (4)	(10,145)	—	(28,853)	—
Add: Hurricane-related maintenance capital expenditures	2,929	—	13,358	—
Distributable cash flow	$181,934	$193,979	$542,993	$555,962
_________________________

(1)
Includes 100% of the depreciation and amortization expense of $18.1 million and $18.5 million for Buckeye Texas for the three months ended September 30, 2017 and 2016, respectively, and $54.1 million and $52.5 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Represents transaction, internal and third-party costs related to asset acquisition and integration.

(3)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of Hurricanes Harvey, Irma, and Maria, which occurred in August and September 2017, as well as Hurricane Matthew, which occurred in October 2016, consisting of operating expenses and write-offs of damaged long-lived assets.

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

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, percent of capacity utilization for our Global Marine Terminals segment and total volumes sold in gallons for the Merchant Services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	789.3	792.8	757.3	762.9
Jet fuel	393.3	380.2	374.9	364.7
Middle distillates (1)	284.4	265.1	296.4	279.0
Other products (2)	17.0	20.1	21.2	18.3
Total throughput	1,484.0	1,458.2	1,449.8	1,424.9
Terminals:
Throughput (3)	1,254.0	1,242.5	1,237.2	1,232.3

Pipeline average tariff (cents/bbl)	88.7	86.1	89.5	85.6

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	89%	99%	93%	99%

Merchant Services (in millions of gallons):
Sales volumes	319.5	238.7	921.8	852.5
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 85% and 93% for the three months ended September 30, 2017 and 2016, respectively, and approximately 89% and 92% for the nine months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Consolidated

Net income was $120.2 million for the three months ended September 30, 2017, which was a decrease of $40.1 million, or 25.0%, from $160.3 million for the corresponding period in 2016.  The decrease in net income was primarily due to decreased net income contributions from our Domestic Pipelines & Terminals and Global Marine Terminals segments. In our Domestic Pipelines & Terminals, lower terminalling throughput revenue due to the $19.9 million impact of a crude-by-rail throughput contract buy-out in the third quarter of 2016, partially offset by results from the Michigan/Ohio Pipeline Expansion Project, and higher operating expenses were the primary drivers for the decrease over the prior year quarter. In our Global Marine Terminals segment, lower storage utilization and higher operating expenses were the primary drivers for the decrease over the prior year quarter.

Additionally, increases in depreciation and amortization expense due to assets placed into service during the second half of 2016 and in 2017, as well as an increase in interest and debt expense, mainly related to the long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition, contributed to lower net income in the current period.

These decreases in net income were partially offset by higher rack margins and stronger market conditions, primarily in the distillate market, in our Merchant Services segment.

Revenue was $922.6 million for the three months ended September 30, 2017, which was an increase of $156.0 million, or 20.3%, from $766.6 million for the corresponding period in 2016.  The increase in revenue was primarily related to an increase in petroleum product prices and an increase in sales volumes in our Merchant Services segment. These increases in revenue were partially offset by (i) lower terminalling throughput revenue, primarily due to the $19.9 million unfavorable impact of the exercise by a customer of an early buy-out provision in a crude-by-rail throughput contract at our Albany, New York terminal, effective September 30, 2016, and (ii) a decline in storage revenue in our Global Marine Terminals segment, which was primarily driven by lower capacity utilization in the period due to lower demand for storage services at our Caribbean facilities as a result of overall weaker market conditions.

The $156.0 million revenue increase, for the three months ended September 30, 2017, was more than offset by (i) an increase in cost of product sales, primarily related to an increase in petroleum product prices and an increase in sales volumes in our Merchant Services segment, (ii) an increase in operating expenses in Domestic Pipelines & Terminals and Global Marine Terminals, reflecting payroll and benefit increases, higher reimbursable expenses in our project-management business, incremental property taxes, and other expenses, and (iii) an increase in general and administrative expenses, including payroll and benefit increases, business development and other project-related professional fees.

Adjusted EBITDA was $277.3 million for the three months ended September 30, 2017, which was an increase of $5.7 million, or 2.1%, from $271.6 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily related to the Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017; higher pipeline transportation revenues and product recoveries in our Domestic Pipelines & Terminals segment; higher ancillary revenues in our Global Marine Terminals segment; and higher rack margins and stronger market conditions in our Merchant Services segment. These positive factors were partially offset by lower terminalling throughput revenue and higher operating expenses in our Domestic Pipelines & Terminals segment; as well as lower storage revenues and higher operating expenses in our Global Marine Terminals segment.

Distributable cash flow was $181.9 million for the three months ended September 30, 2017, which was a decrease of $12.1 million, or 6.2%, from $194.0 million for the corresponding period in 2016, driven by a $5.7 million increase in Adjusted EBITDA from our segments over the prior year quarter, as described above, which was more than offset by (i) a $7.9 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other and (ii) VTTI’s contribution to distributable cash flow being lower than the contribution to Adjusted EBITDA by $10.1 million, reflecting our net proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivatives gains (losses), and maintenance capital expenditures.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $138.9 million for the three months ended September 30, 2017, which was a decrease of $13.8 million, or 9.0%, from $152.7 million for the corresponding period in 2016.  The decrease in Adjusted EBITDA was primarily due to a $10.8 million net decrease in revenue, a $2.9 million increase in operating expenses, and a $0.1 million decrease in earnings from equity investments.

The decrease in revenue was due to a $19.3 million decrease in terminalling throughput revenue, primarily due to the unfavorable impact of the exercise by a customer of an early buy-out provision in a a crude-by-rail throughput contract at our Albany, New York terminal, effective September 30, 2016; and a $0.8 million decrease in storage revenue, primarily due to lower capacity utilization. These revenue decreases were partially offset by a $5.6 million increase in pipeline transportation revenues, reflecting internal growth capital investments placed in service and increases in average pipeline tariff rates; a $3.1 million increase in product recoveries; a $0.5 million increase in other revenues; and a $0.1 million increase in project management revenues. The increase in operating expenses was primarily driven by higher general and administrative expenses, and higher expenses within our project management business, partially offset by lower asset integrity and terminalling maintenance expenses.

Pipeline volumes increased by 1.8% due to strong demand for distillate and jet fuel shipments. Terminalling volumes increased by 0.9%, primarily due to higher gasoline volumes, reflecting strong customer throughput demand, particularly in our Southeast region.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $128.7 million for the three months ended September 30, 2017, which was an increase of $18.0 million, or 16.3%, from $110.7 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily due to the $33.4 million Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017, which was partially offset by a $14.6 million net decrease in revenue and a $0.8 million increase in operating expenses.

The decrease in revenue was due to a $17.9 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization primarily due to lower demand for storage services at our Caribbean facilities as a result of overall weaker market conditions, and a decrease in processing services revenues at Buckeye Texas, due to a three-day outage following the landfall of Hurricane Harvey. These decreases were partially offset by a $1.7 million gain on settlement of a claim and $1.6 million increase in revenue from ancillary services, primarily at Buckeye Texas. The average capacity utilization of our marine storage assets was 89% for the three months ended September 30, 2017, which was a decrease from 99% in the corresponding period in 2016. The increase in operating expenses reflected payroll and benefit increases, incremental property taxes, project development costs, and other general and administrative expenses.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $9.7 million for the three months ended September 30, 2017, which was an increase of $1.5 million, or 18.3%, from $8.2 million for the corresponding period in 2016.  Adjusted EBITDA was positively impacted by higher rack margins and stronger market conditions, primarily in the distillate market. Operating expenses remained flat as compared with the corresponding period in 2016.

Adjusted EBITDA was positively impacted by a $182.8 million increase in revenue, which included a $66.4 million increase in refined petroleum product sales due to a price increase of $0.21 per gallon (average sales prices per gallon were $1.65 and $1.44 for the 2017 and 2016 periods, respectively) and a $116.4 million increase due to a 33.9% increase in volumes sold.

Adjusted EBITDA was negatively impacted by a $181.3 million increase in the cost of product sales, which included a $68.8 million increase in refined petroleum product cost due to a price increase of $0.22 per gallon (average prices per gallon were $1.61 and $1.39 for the 2017 and 2016 periods, respectively) and a $112.5 million increase due to a 33.9% increase in volumes sold.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Consolidated

Net income was $362.9 million for the nine months ended September 30, 2017, which was a decrease of $76.8 million, or 17.5%, from $439.7 million for the corresponding period in 2016.  The decrease in net income reflected decreased contributions from all three of our segments. In our Global Marine Terminals segment, lower storage revenues due to lower utilization, lower processing revenue at Buckeye Texas, and higher operating expenses were the primary drivers for the decrease over the prior year, which offset the earnings from our equity investment in VTTI, acquired in January 2017. In our Domestic Pipelines & Terminals segment, lower terminalling throughput revenue and higher operating expenses were the primary drivers for the decrease over the prior year. The decrease in contributions from our Merchant Services segment was mainly attributable to lower rack margins and weaker market conditions, primarily in the distillate market.

Additionally, increases in depreciation and amortization expense due to assets placed into service during the second half of 2016 and in 2017, as well as an increase in interest and debt expense, mainly related to the long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition, negatively impacted net income attributable to our unitholders.

These decreases in net income were partially offset by higher pipeline transportation revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments; and higher storage revenue, primarily due to storage capacity brought back into service and new storage contracts in our Domestic Pipelines & Terminals segment.

Revenue was $2,702.1 million for the nine months ended September 30, 2017, which was an increase of $377.8 million, or 16.3%, from $2,324.3 million for the corresponding period in 2016.  The increase in revenue was primarily related to (i) an increase in petroleum product prices and an increase in sales volumes in our Merchant Services segment; (ii) higher pipeline transportation revenues, reflecting internal growth capital investments, increases in pipeline tariff rates and longer-haul shipments, as well as higher project management revenues in our Domestic Pipelines & Terminals segment; and (iii) higher ancillary revenues in our Global Marine Terminals segment.  These increases in revenue were partially offset by (i) a decline in processing services, terminalling, and storage revenues in our Global Marine Terminals segment, which were driven by lower demand for storage services at our Caribbean facilities as a result of overall weaker market conditions as well as lower capacity utilization relating to the exit of a long-term customer from one of our facilities, as well as (ii) the approximately $32 million unfavorable impact of the exercise by a customer of an early buy-out provision in a crude-by-rail throughput contract at our Albany, New York terminal, effective September 30, 2016.

The $377.8 million revenue increase, for the nine months ended September 30, 2017, was more than offset by (i) an increase in cost of product sales, primarily related to an increase in petroleum product prices and an increase in sales volumes in our Merchant Services segment, (ii) an increase in operating expenses in Domestic Pipelines & Terminals and Global Marine Terminals, reflecting payroll and benefit increases, higher reimbursable expenses in our project-management business, higher asset integrity and terminalling maintenance expenses, incremental property taxes, and other expenses, and (iii) an increase in general and administrative expenses, including payroll and benefit increases, business development and other project-related professional fees.

Adjusted EBITDA was $824.0 million for the nine months ended September 30, 2017, which was an increase of $51.1 million, or 6.6%, from $772.9 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily related to the Adjusted EBITDA contributions from our equity investment in VTTI, acquired in January 2017; as well as higher pipeline transportation revenues, storage revenues, and product recoveries in our Domestic Pipelines & Terminals segment. These positive factors were partially offset by lower terminalling throughput revenues and higher operating expenses in our Domestic Pipelines & Terminals segment; lower storage, processing services, and terminalling revenues and higher operating expenses in our Global Marine Terminals segment; and lower rack margins and weaker market conditions in our Merchant Services segment.

Distributable cash flow was $543.0 million for the nine months ended September 30, 2017, which was a decrease of $13.0 million, or 2.3%, from $556.0 million as compared to the corresponding period in 2016, driven by a $51.1 million increase in Adjusted EBITDA from our segments over the prior year, as described above, which was more than offset by (i) a $24.3 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other; (ii) a $10.7 million increase in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, primarily resulting from increased asset integrity project costs and upgrades to station and terminalling equipment; and (iii) VTTI’s contribution to distributable cash flow being lower than the contribution to Adjusted EBITDA by $28.9 million, reflecting our net proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivatives gains (losses), and maintenance capital expenditures.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $413.7 million for the nine months ended September 30, 2017, which was a decrease of $9.6 million, or 2.3%, from $423.3 million for the corresponding period in 2016.  The decrease in Adjusted EBITDA was primarily due to a $17.0 million increase in operating expenses and a $0.9 million decrease in earnings from equity investments, which were partially offset by an $8.3 million net increase in revenue.

The increase in operating expenses primarily reflected higher general and administrative expenses, higher asset integrity and terminalling maintenance expenses, as well as an increase in reimbursable expenses within our project management business due to an increase in project activity. The increase in revenue was due to a $21.4 million increase in pipeline transportation revenues, reflecting internal growth capital investments placed in service, increases in average pipeline tariff rates and longer-haul shipments; an $11.1 million increase in project management revenues due to an increase in project activity; a $4.3 million increase in storage revenue, primarily due to storage capacity returning to service and new storage contracts; and a $1.4 million increase in product recoveries. These revenue increases were partially offset by a $29.0 million decrease in terminalling throughput, primarily due to the exercise by a customer of an early buy-out provision in a crude-by-rail throughput contract at our Albany, New York terminal, effective September 30, 2016; and a $0.9 million decrease in other revenues.

Pipeline volumes increased by 1.7% due to strong demand for distillate and jet fuel shipments, which were partially offset by weaker demand for gasoline transportation services. Terminalling volumes increased by 0.4% due to higher gasoline volumes, reflecting strong customer throughput demand, particularly in the Southeast, partially offset by lower transfers at our Chicago Complex.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $391.1 million for the nine months ended September 30, 2017, which was an increase of $65.4 million, or 20.1%, from $325.7 million for the corresponding period in 2016.  The increase in Adjusted EBITDA was primarily due to the $90.8 million Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017, partially offset by a $19.4 million net decrease in revenue and a $6.0 million increase in operating expenses.

The decrease in revenue was due to a $28.2 million net decrease in revenue from storage and terminalling services, reflecting lower capacity utilization, driven by lower demand for storage services at our Caribbean facilities as a result of overall weaker market conditions as well as the exit of a long-term customer from one of our facilities, and a decrease in processing services revenues at Buckeye Texas; partially offset by a $7.1 million increase in revenue from ancillary services, including tank cleaning, water disposal, berthing, heating, other incidental revenues; and a $1.7 million gain on settlement of a claim. The average capacity utilization of our marine storage assets was 93% for the nine months ended September 30, 2017, which was a decrease from 99% in the corresponding period in 2016. The increase in operating expenses was primarily driven by higher property taxes, reflecting the capitalization of property taxes on assets under construction at Buckeye Texas in the prior period, business development costs, and general and administrative expenses.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $19.2 million for the nine months ended September 30, 2017, which was a decrease of $4.7 million, or 19.7%, from $23.9 million for the corresponding period in 2016.  Adjusted EBITDA was negatively impacted by lower rack margins and weaker market conditions, primarily in the distillate market, partially offset by a decrease in operating expenses.

Adjusted EBITDA was positively impacted by a $395.2 million increase in revenue, which included a $305.5 million increase in refined petroleum product sales due to a price increase of $0.34 per gallon (average sales prices per gallon were $1.63 and $1.29 for the 2017 and 2016 periods, respectively), an $89.7 million increase due to a 8.1% increase in volumes sold, and a $0.5 million decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $400.4 million increase in the cost of product sales, which included a $313.5 million increase in refined petroleum product cost due to a price increase of $0.34 per gallon (average prices per gallon were $1.59 and $1.25 for the 2017 and 2016 periods, respectively), and a $86.9 million increase due to a 8.1% increase in volumes sold.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to refinance amounts borrowed under our Credit Facility on a long-term basis.  The Buckeye Merchant Service Companies fund their working capital needs principally from their own operations and their portion of our Credit Facility, which is classified as a current liability on our unaudited condensed consolidated balance sheets.  Our financial policy has been to fund maintenance capital expenditures with cash from operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  We target to fund at least half of these expenditures with proceeds from equity offerings in order to maintain appropriate leverage and our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

Current Liquidity

As of September 30, 2017, we had working capital of $49.1 million and $814.6 million of additional borrowing capacity under our Credit Facility.

Capital Structure Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that allows us to issue up to an aggregate of $1 billion in equity securities. In March 2016, we entered into an Equity Distribution Agreement, under which we may offer to sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through the ATM Underwriters, acting as agents of the Partnership or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. All issuances of equity securities under the Equity Distribution Agreement were made pursuant to the traditional shelf registration statement. At September 30, 2017, we had $651.8 million of unsold securities available under the traditional shelf registration statement.

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

Current Maturities Expected to be Refinanced

We have classified $300.0 million of 6.050% notes due on January 15, 2018 as long-term debt in the unaudited consolidated balance sheet at September 30, 2017, because we have the intent and ability to refinance these obligations on a long-term basis under our Credit Facility. At September 30, 2017, we had $814.6 million of additional borrowing capacity under our Credit Facility.

Debt

At September 30, 2017, we had total fixed-rate and variable-rate debt obligations of $3,846.4 million and $932.6 million, respectively, with an aggregate fair value of $4,949.8 million. At September 30, 2017, we were in compliance with the covenants under our Credit Facility and Term Loan.

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our Credit Facility.

Equity

During the nine months ended September 30, 2017, we sold approximately 6.2 million LP Units in aggregate under the Equity Distribution Agreement, including a block sale of 3.8 million LP units on September 19, 2017, and received $346.0 million in net proceeds after deducting commissions and other related expenses, including $1.9 million of compensation fees paid in aggregate to the ATM Underwriters. We used the net proceeds from the block sale to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

Buckeye expects this offering to be sufficient to fund a portion of its growth capital projects, eliminating the need for additional equity offerings through mid-2018.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$687,310	$549,773
Investing activities	(1,669,532)	(378,228)
Financing activities	349,804	(176,424)
Net decrease in cash and cash equivalents	$(632,418)	$(4,879)

Operating Activities

Net cash provided by operating activities of $687.3 million for the nine months ended September 30, 2017 primarily resulted from $362.9 million of net income, $196.0 million of depreciation and amortization expense, and a $123.4 million decrease in inventory, reflecting the Merchant Services segment’s reduced inventory levels.

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

Investing Activities

Net cash used in investing activities of $1.67 billion for the nine months ended September 30, 2017 primarily resulted from $303.7 million of capital expenditures and $1.39 billion, in the aggregate, of equity investment acquisition costs related to the VTTI Acquisition and subsequent capital contribution to VTTI.

Net cash used in investing activities of $378.2 million for the nine months ended September 30, 2016 primarily resulted from $380.1 million of capital expenditures and $25.9 million related to the acquisition of the Indianola terminalling facility, partially offset by $19.9 million in refunded escrow deposits. See below for a discussion of capital spending.

Financing Activities

Net cash provided by financing activities of $349.8 million for the nine months ended September 30, 2017 primarily resulted from $683.0 million of net borrowings under the Credit Facility and $346.0 million of net proceeds from the issuance of 6.2 million LP Units under the Equity Distribution Agreement, which were partially offset by $529.2 million of cash distributions paid to our unitholders ($3.75 per LP Unit) and $125.0 million principal repayment of our 5.125% note.

Net cash used in financing activities of $176.4 million for the nine months ended September 30, 2016 primarily resulted from $469.8 million of cash distributions paid to our unitholders ($3.60 per LP Unit) and $51.2 million of net repayments under the Credit Facility, which were partially offset by $250.0 million of borrowings on our Term Loan and $108.4 million of net proceeds from the issuance of 1.6 million LP Units under the Equity Distribution Agreement.

Capital Expenditures

We have capital expenditures, which we define as “maintenance capital expenditures,” in order to maintain and enhance the safety and asset integrity of our pipelines, terminals, storage and processing facilities and related assets, and “expansion and cost reduction capital expenditures” to expand the reach or capacity of those assets, to improve the efficiency of our operations, and to pursue new business opportunities.  Capital expenditures, excluding non-cash changes in accruals for capital expenditures, were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Maintenance capital expenditures (1)	$108,570	$84,541
Expansion and cost reduction	195,119	295,531
Total capital expenditures, net (2)	$303,689	$380,072
____________________________

(1)	Includes maintenance capital expenditures of $13.4 million related to the BBH facility as a result of Hurricane Matthew for the nine months ended September 30, 2017.

(2)
Amounts exclude the impact of accruals. On an accrual basis, capital expenditure additions to property, plant and equipment were $295.7 million and $337.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Capital expenditures decreased for the nine months ended September 30, 2017, as compared to the corresponding period in 2016, primarily due to decreases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $195.1 million for the nine months ended September 30, 2017, which was a decrease of $100.4 million, or 34.0%, from $295.5 million for the corresponding period in 2016. The period-over-period fluctuations in our expansion and cost reduction capital expenditures primarily reflected the completion of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, in 2016. Our maintenance capital expenditures were $108.6 million for the nine months ended September 30, 2017, which was an increase of $24.1 million, or 28.5%, from $84.5 million for the corresponding period in 2016. Period-over-period fluctuations in our maintenance capital expenditures were primarily driven by increased asset integrity work necessary to maintain operating capacity, repairs to our BBH facility as a result of Hurricane Matthew, marine dock structure upgrades and upgrades to station and terminalling equipment.

We have estimated our capital expenditures as follows for the year ending December 31, 2017 (in thousands):

	2017
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$77,500	$82,500
Expansion and cost reduction	150,000	160,000
Total capital expenditures	$227,500	$242,500

Global Marine Terminals:
Maintenance capital expenditures	$42,500	$47,500
Expansion and cost reduction	110,000	120,000
Total capital expenditures (1)	$152,500	$167,500

Overall:
Maintenance capital expenditures	$120,000	$130,000
Expansion and cost reduction	260,000	280,000
Total capital expenditures	$380,000	$410,000
_________________________
(1)   Includes 100% of Buckeye Texas’ capital expenditures.

Estimated maintenance capital expenditures include tank refurbishments and upgrades to station and terminalling equipment, asset integrity, field instrumentation and cathodic protection systems and exclude capital expenditures expected to be incurred in response to hurricane related damages. Estimated major expansion and cost reduction expenditures include the capacity expansion of our pipeline system and terminalling capacity in the Midwest, various tank construction and conversion projects in our Global Marine Terminals and Domestic Pipelines & Terminals segments, as well as an expansion of facilities in the New York Harbor. Projected incremental operating expenses and capital expenditures to be incurred in response to hurricane-related damages are expected not to exceed $10 million, in the aggregate.

Off-Balance Sheet Arrangements

At September 30, 2017, we had no off-balance sheet debt or arrangements.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2017	$(28,801)	$62,609	$33,808
Items recognized or settled during the period	6,968	—	6,968
Fair value attributable to new deals	6,205	(12,670)	(6,465)
Change in fair value attributable to price movements	12,923	—	12,923
Fair value of contracts outstanding at September 30, 2017	$(2,705)	$49,939	$47,234

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts. In addition, the segment uses exchange-traded refined petroleum product futures and over-the-counter (“OTC”) traded physical fixed-price derivative contracts to hedge expected future transactions related to certain forecasted purchases and sales of refined petroleum products. Finally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on pricing spreads between gasoline and butane and butane inventory in connection with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, as well as observable market data from third-party pricing publications for refined petroleum product inventories and physical derivative contracts designated in hedging relationships at September 30, 2017, the estimated fair value, excluding variation margins, would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$194,149
Fair value assuming 10% increase in underlying commodity prices	Asset	$199,389
Fair value assuming 10% decrease in underlying commodity prices	Asset	$188,909

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

Our practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the board of directors of Buckeye GP (the “Board”). In February 2009, the Board adopted an interest rate hedging policy which permits us to enter into certain short-term interest rate swap agreements to manage our interest rate and cash flow risks associated with a credit facility. In addition, in August 2016, the Board authorized us to enter into forward-starting interest rate swaps to manage our interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of existing debt obligations.

Based on a hypothetical 10% movement in the underlying interest rates at September 30, 2017, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$49,939
Fair value assuming 10% increase in underlying interest rates	Asset	$44,946
Fair value assuming 10% decrease in underlying interest rates	Asset	$54,932

See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and nine months ended September 30, 2017 and 2016.

Our equity method investment in VTTI indirectly exposes us to foreign currency risk, primarily with respect to the Euro, Malaysian Ringgit and United Arab Emirates Dirham. VTTI manages its exposure to foreign currency risk with foreign exchange hedging strategies. Our proportionate share of VTTI’s foreign currency transaction and translation gains and losses is included in our earnings from equity investments and accumulated other comprehensive income, respectively. We recognized our proportionate share of foreign currency translation gains of $11.9 million and $39.7 million in other comprehensive income for the three and nine months ended September 30, 2017, respectively, related to our investment in VTTI.

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

(b)                     Change in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Buckeye Pipe Line Co., L.P. (“BPLC”), a subsidiary of Buckeye, currently owns a property located in Liverpool, New York that it used as a terminal in the early 1980s.  The property is adjacent to two other properties that were previously used as terminals by other companies.  The three adjacent terminals are commonly referred to as the Cold Springs Terminals.  In September 2017, BPLC and another prior owner and operator of a portion of the properties that make up the Cold Springs Terminals entered into a consent order with the New York State Department of Environmental Conservation to address the legacy contamination at the terminals, which included a civil penalty of which BPLC’s share is $250,000.

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	November 3, 2017	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)