Form 10-K
period 2017-12-31
BUCKEYE PARTNERS, L.P.
filed 2018-02-23
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________

FORM 10-K
______________________________________________________
(Mark One)
☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
Or
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from                to

Commission file number 1-9356
 ______________________________________________________
Buckeye Partners, L.P.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________________

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
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
At June 30, 2017, the aggregate market value of the registrant’s limited partner units held by non-affiliates was $9.0 billion. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.
As of February 16, 2018, there were 146,931,979 limited partner units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the 2018 Annual Meeting of Limited Partners are incorporated by reference in Part III of this Form 10-K.

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

We own and operate, or own a significant interest in, a diversified global network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Our global terminal network, including through our interest in VTTI B.V. (“VTTI”), comprises more than 135 liquid petroleum products terminals with aggregate tank capacity of over 176 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States as well as in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  Our global network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Through our 50% equity interest in VTTI, our global terminal network offers premier storage and marine terminalling services for petroleum product logistics in key international energy hubs. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.

Business Strategy

Our primary business objective is to provide stable and sustainable cash distributions to our unitholders, while maintaining a relatively low investment risk profile.  The key elements of our strategy are to:

•	Operate in a safe, regulatory compliant, and environmentally responsible manner;

•	Maximize utilization of our assets at the lowest cost per unit;

•	Maintain stable long-term customer relationships;

•	Optimize, expand and diversify our portfolio of energy assets through accretive acquisitions and organic growth projects; and

•	Maintain a solid, conservative financial position and our investment-grade credit rating.

We intend to achieve our strategy by:

•	Acquiring, building and operating high quality, strategically-located assets;

•	Maintaining and enhancing the integrity of our pipelines, terminals and storage assets;

•	Pursuing strategic cash flow-accretive acquisitions that:

•	Complement our existing footprint;

•	Provide geographic, product and/or asset class diversity; and

•	Leverage existing management capabilities and infrastructure;

•	Seeking to acquire or develop other energy-related assets that enable us to leverage our asset base, knowledge base and skill sets;

•	Valuing the effort, teamwork and innovation of our employees; and

•	Providing superior customer service.

Recent Developments

Notes Offerings and Repayments

In January 2018, we issued $400.0 million of junior subordinated notes (“Junior Notes”) maturing on January 22, 2078, which are redeemable at Buckeye’s option, in whole or in part, on or after January 22, 2023. The Junior Notes bear interest at a fixed rate of 6.375% per year up to, but not including, January 22, 2023. From January 22, 2023, the Junior Notes will bear interest at a floating rate based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus 4.02%, reset quarterly. Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs, were $394.9 million. We used the net proceeds from this offering for general partnership purposes and to reduce the indebtedness outstanding under our $1.5 billion revolving Credit Facility with SunTrust Bank (the “Credit Facility”).

In November 2017, we issued $400.0 million of senior unsecured 4.125% notes maturing on December 1, 2027. Total proceeds from this offering, after underwriting fees, expenses, and debt issuance costs, were $394.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, a portion of which was subsequently reborrowed in January 2018 in order to repay in full the $300.0 million of 6.050% notes due on January 15, 2018 and $9.1 million of related accrued interest.

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our Credit Facility.

VTTI Acquisition

In January 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”). We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 58 million barrels of petroleum products tank capacity across 15 terminals located on 5 continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the Middle East and Southeast Asia, and offer world-class storage and marine terminalling services for liquid petroleum products. We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture.

In September 2017, VTTI acquired all of the outstanding publicly held units of VTTI Energy Partners LP, formerly a publicly traded master limited partnership (“VTTI MLP”), for an aggregate cash consideration of $473.6 million (the “VTTI Merger”). In connection with the VTTI Merger, VTTI MLP merged with and into a direct wholly owned subsidiary of VTTI. We funded our 50% share of the aggregate cash consideration, in the amount of $236.8 million, excluding transaction costs, through a capital contribution to VTTI, using borrowings under our Credit Facility.

At-the-Market Offering Program

In 2017, we sold approximately 6.2 million LP Units, including a block sale of 3.8 million units, under our equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”). We received $345.8 million in net proceeds after deducting commissions and other related expenses. We used the net proceeds from the block sale to reduce the indebtedness outstanding under our Credit Facility and for general partnership purposes.

Business Activities

The following discussion describes the business activities of our business segments, which include Domestic Pipelines & Terminals, Global Marine Terminals and Merchant Services.

The Domestic Pipelines & Terminals, Global Marine Terminals and Merchant Services segments derive a nominal amount of their revenue from U.S. governmental agencies.  All of our operated assets are located in the continental United States, except for our terminals located in Puerto Rico, St. Lucia and The Bahamas and, from time to time, our Merchant Services segment buys and/or sells fuel oil to third parties at various locations in the Caribbean.  Additional financial information regarding revenue, profits and total assets of each segment and major geographic area can be found in Note 24 in the Notes to Consolidated Financial Statements.  The following table shows our consolidated revenue and each segment’s revenue and percentage of consolidated revenue for the periods indicated (revenue in thousands):

	Year Ended December 31,
	2017		2016		2015
	Revenue	Percent	Revenue	Percent	Revenue	Percent
Domestic Pipelines & Terminals	$1,035,663	28.4%	$1,011,696	31.1%	$966,749	28.0%
Global Marine Terminals	634,749	17.4%	671,465	20.7%	514,301	14.9%
Merchant Services (1)	2,038,221	55.9%	1,621,915	49.9%	2,037,664	59.0%
Intersegment	(60,488)	(1.7)%	(56,700)	(1.7)%	(65,280)	(1.9)%
Total	$3,648,145	100.0%	$3,248,376	100.0%	$3,453,434	100.0%
 ____________________________________

(1)
The change in revenue year to year for Merchant Services is largely driven by fluctuations in refined petroleum products prices, as well as changes in sales volumes. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Domestic Pipelines & Terminals Segment

The Domestic Pipelines & Terminals segment owns a significant interest in and operates approximately 6,000 miles of pipeline located primarily in the northeastern and upper midwestern portions of the United States, and services approximately 110 delivery locations.  This segment transports primarily liquid petroleum products, including gasoline, jet fuel and a variety of distillates, from major supply sources to terminals and airports located within end-use markets.  The segment also includes 115 active terminals that provide bulk storage and throughput services with respect to liquid petroleum products and renewable fuels, including ethanol, and have an aggregate tank capacity of over 56 million barrels.  In addition, certain terminals provide rail loading/unloading services for a variety of petroleum products.  Of our terminals in the Domestic Pipelines & Terminals segment, over half are connected to our pipelines.  We generally own property on which the terminals are located.  The segment’s geographical diversity, connections to multiple sources of supply, and extensive delivery system help create a stable base business.

Pipelines

The Domestic Pipelines & Terminals segment’s pipelines conduct business without the benefit of exclusive franchises from government entities.  Our pipelines generally operate as a common carrier, providing transportation services at posted tariffs and without long-term contracts.  Additionally, we have secured long-term commitments to support our Michigan-Ohio pipeline expansion project and certain other pipeline expansion projects. Demand for the services provided by our pipelines derives from end-users’ demand for liquid petroleum products in the regions served and the ability and willingness of refiners and marketers to supply such demand by deliveries through our pipelines.  Factors affecting demand for liquid petroleum products include price and prevailing general economic conditions.  Many of the factors impacting demand for the services provided by our pipelines are, therefore, partially or entirely beyond our control. Typically, this segment receives liquid petroleum products from refineries, connecting pipelines, and bulk and marine terminals and transports those products to other locations for a fee.

The following table presents product volumes and percentage of products transported by the pipelines in the Domestic Pipelines & Terminals segment for the periods indicated (barrels per day (“bpd”) in thousands):

	Year Ended December 31,
	2017		2016		2015
Pipelines:
Gasoline	756.3	51.8%	759.6	53.2%	735.9	50.4%
Jet fuel	373.8	25.6%	361.1	25.3%	358.9	24.5%
Middle distillates (1)	309.7	21.2%	289.4	20.3%	337.4	23.1%
Other products (2)	19.1	1.4%	16.9	1.2%	28.5	2.0%
Total pipelines throughput	1,458.9	100.0%	1,427.0	100.0%	1,460.7	100.0%
_____________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas (“LPG”), intermediate petroleum products and crude oil.

We provide pipeline transportation services in the following states: California, Connecticut, Florida, Illinois, Indiana, Iowa, Maine, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The geographical location and description of these pipelines is as follows:

Pennsylvania—New York—New Jersey.  Our operating subsidiary Buckeye Pipe Line Company, L.P. (“BPLC”) serves major population centers in Pennsylvania, New York and New Jersey through approximately 825 miles of pipeline.  Liquid petroleum products are received at Linden, New Jersey from 17 major source points and are then transported through two lines to Macungie, Pennsylvania.  From Macungie, the pipeline continues west through a connection with a pipeline owned by our operating subsidiary, Laurel Pipe Line Company, L.P. (“Laurel”), to Pittsburgh, Pennsylvania and north through eastern Pennsylvania into New York.  We lease capacity in one of the pipelines extending from Pennsylvania to upstate New York to a major public pipeline company.  Products received at Linden, New Jersey are also transported to commercial liquid petroleum products terminals at Long Island City and Inwood, New York and to Newark Airport, JFK Airport, and LaGuardia Airport. Buckeye Linden Pipe Line Company LLC (“Buckeye Linden”) provides transportation services within New York Harbor.

A pipeline system owned by our operating subsidiary, Buckeye Pipe Line Transportation LLC (“BPL Transportation”), delivers liquid petroleum products from a refinery located in Paulsboro, New Jersey to destinations in New Jersey, Pennsylvania and upstate New York through approximately 420 miles of pipeline.  A portion of the pipeline system extends from Paulsboro, New Jersey to Malvern, Pennsylvania.  From Malvern, a pipeline segment delivers liquid petroleum products to locations in upstate New York.

The Laurel pipeline system transports liquid petroleum products through a 350-mile pipeline extending westward from three refineries, a marine terminal and a connection to the Colonial pipeline system in the Philadelphia area to locations across Pennsylvania.

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

Other Liquid Petroleum Products Pipelines.  BPLC serves Connecticut and Massachusetts through an approximately 110-mile pipeline that carries liquid petroleum products from New Haven, Connecticut to Hartford, Connecticut and Springfield, Massachusetts.  This pipeline also serves Bradley International Airport in Windsor Locks, Connecticut.  Also, BPL Transportation owns an approximately 650-mile refined product pipeline that originates in Dubuque, Iowa and runs southwest into Missouri and then northwest back into Iowa, serving the Sugar Creek, Missouri, and Council Bluffs and Des Moines, Iowa markets. BPL Transportation also has an approximately 125-mile pipeline that runs from Portland, Maine to Bangor, Maine.

Our operating subsidiary, Everglades Pipe Line Company, L.P. (“Everglades”), transports primarily jet fuel through an approximately 40-mile pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport.

Our operating subsidiary, Buckeye Aviation (Reno) LLC (“Buckeye Reno”), owns an approximately 3-mile pipeline serving the Reno/Tahoe International Airport.  Our operating subsidiary, Buckeye Aviation (San Diego) LLC (“Buckeye San Diego”), owns an approximately 4-mile pipeline serving the San Diego International Airport.  Buckeye Aviation (Memphis) LLC (“Buckeye Memphis”), formerly known as WesPac Pipelines - Memphis LLC, owns an approximately 14-mile pipeline and a related terminalling facility that primarily serves Federal Express Corporation at the Memphis International Airport.  Buckeye Reno, Buckeye San Diego and Buckeye Memphis, collectively, have terminalling facilities with aggregate storage capacity of 0.5 million barrels.

Additionally, BPH indirectly owns an approximate 63% interest in the Sabina crude butadiene pipeline (the “Sabina Pipeline”) and owns and operates approximately 25 miles of pipeline, which it leases to third parties, all located in Texas.

Terminals

The Domestic Pipelines & Terminals segment’s terminals receive products from pipelines and, in certain cases, barges, ships or trains, and distribute them to third parties, who in turn deliver them to end-users and retail outlets.  This segment’s terminals play a key role in moving products to the end-user market by providing efficient product receipt, storage and distribution capabilities, inventory management, ethanol and biodiesel blending, and other ancillary services including additives injection.  Typically, the Domestic Pipelines & Terminals segment’s terminalling facilities consist of multiple storage tanks and are equipped with automated truck loading equipment available 24 hours a day.

The Domestic Pipelines & Terminals segment’s terminals derive most of their revenues from various fees paid by customers.  A throughput fee is charged for receiving products into the terminal and delivering them to trucks, barges, ships or pipelines.  In addition to these throughput fees, revenues are generated by charging customers fees for blending with renewable fuels, injecting additives and providing storage capacity to customers on either a short-term or long-term basis.  The terminals also derive revenue from recovering and selling vapors captured during truck loading.  Finally, the terminals derive service fees and blending margins from butane blending activities primarily during certain months (generally mid-September through mid-March), whereby butane is blended into various grades of gasoline.  Blending margins depend upon pricing spreads between gasoline and butane, and we use financial derivative instruments to manage the commodity price risk associated with gasoline-to-butane pricing spreads, as deemed necessary.  The fair value of such derivative instruments is recorded in our consolidated balance sheets, with the change in fair value recorded currently in earnings.  These derivative instruments consist primarily of futures contracts cleared on the New York Mercantile Exchange (“NYMEX”) that are executed and managed by our Merchant Services segment.

The following table sets forth the total average daily throughput for terminals and storage caverns within the Domestic Pipelines & Terminals segment for the periods indicated (volume of bpd in thousands):

	Year Ended December 31,
	2017	2016	2015
Products throughput (1)	1,251.5	1,238.4	1,215.4
 ____________________________

(1)
Amounts include throughput at the three terminals owned by the Merchant Services segment and operated by the Domestic Pipelines & Terminals segment (as discussed below), as well as two underground propane storage caverns.

The following table sets forth the number of terminals and tank capacity in barrels by location for terminals reported in the Domestic Pipelines & Terminals segment (barrels in thousands):

Location	Number of Terminals (1)	Tank Capacity (2)
Alabama	2	605
California	3	530
Connecticut	2	1,212
Florida	4	1,951
Iowa	5	1,302
Illinois	7	2,772
Indiana	11	9,846
Kentucky	1	214
Louisiana	1	304
Maine	1	140
Maryland	1	3,232
Massachusetts	2	433
Michigan	14	5,467
Missouri	3	1,767
Nevada	1	50
New Jersey	4	5,296
New York	16	8,450
North Carolina	1	572
Ohio	13	3,861
Pennsylvania	10	3,027
South Carolina	4	2,191
Tennessee	1	328
Virginia	4	1,805
Wisconsin	4	1,228
Total	115	56,583
 ____________________________

(1)
This table includes three terminals in Pennsylvania with aggregate tank capacity of approximately 1 million barrels, which are owned by the Merchant Services segment and operated by the Domestic Pipelines & Terminals segment (as discussed below).

(2)	This table includes approximately 20.3 million barrels of storage capacity, with the remaining capacity being used for throughput.

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

Equity Investments

We own a 34.6% equity interest in West Shore Pipe Line Company (“West Shore”).  West Shore owns an approximately 500-mile pipeline system that originates in the Chicago, Illinois area and extends north to Granville, Wisconsin and west and then north to Madison, Wisconsin.  The pipeline system transports liquid petroleum products to markets in northern Illinois and Wisconsin. The other equity holders of West Shore are affiliated with major oil and gas companies.  Since January 1, 2009, we have operated the West Shore pipeline system on behalf of West Shore.

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

We also own a 50% equity interest in South Portland Terminal LLC (“South Portland”), which owns a terminal in South Portland, Maine that has approximately 725,000 barrels of storage capacity. We have operated this terminal since July 19, 2011.

Global Marine Terminals Segment

The Global Marine Terminals segment, including through our interest in VTTI, provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading, and petroleum processing services across our network of marine terminals located primarily in the East Coast and Gulf Coast regions of the United States, as well as in the Caribbean, Northwest Europe, the Middle East, and Southeast Asia.  The segment owns and operates, or owns a significant interest in, 22 liquid petroleum product terminals, located in these key domestic and international energy hubs.

The following table sets forth the capacity utilization percentage within the Global Marine Terminals segment:

	Year Ended December 31,
	2017	2016	2015
Average capacity utilization rate (1)	92%	99%	96%
___________________________

(1)
Represents the average ratio of contracted capacity to capacity available to be contracted during the respective period. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 88%, 92% and 85% for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth terminal locations and tank capacity in barrels for terminals reported in the Global Marine Terminals segment (barrels in thousands):

Location	Number of Terminals	Tank Capacity
Global Marine Terminals:
Caribbean
Grand Bahama Island, Bahamas	1	26,173
Castries, St. Lucia	1	10,241
Yabucoa, Puerto Rico	1	3,891
U.S. East Coast
New York Harbor	3	15,177
U.S. Gulf Coast
Corpus Christi, Texas (1)	1	6,668
Total Global Marine Terminals (2)	7	62,150

VTTI:
Northwest Europe
Amsterdam, Netherlands	1	8,605
Rotterdam, Netherlands	1	7,032
Antwerp, Belgium	1	5,994
Middle East
Fujairah, United Arab Emirates	1	10,121
Southeast Asia
Johore, Malaysia	1	7,296
Other Regions
Ventspils, Latvia	1	7,517
Vasiliko, Cyprus	1	3,428
Kaliningrad, Russia	1	308
Ploce, Croatia	1	315
Cape Canaveral, Florida	1	2,856
Buenos Aires, Argentina	1	1,371
Panama City, Panama	1	1,447
Mombasa, Kenya	1	698
Lagos, Nigeria	1	101
Cape Town, South Africa	1	767
Total VTTI (3)	15	57,856

Total	22	120,006
_____________________________

(1)	Represents the terminalling facility owned by Buckeye Texas, which is 80% owned by us.

(2)
This total represents total tank capacity as of December 31, 2017, of which approximately 8.3 million barrels are unavailable for contracting to third parties due to being out of service for maintenance, capital enhancements or used for internal purposes.

(3)	This total represents the terminalling facilities owned and operated by VTTI, which is 50% owned by us.

The following descriptions set forth additional information about our and certain of VTTI’s terminals located in key petroleum logistics hubs around the world.

Caribbean

BBH Facility

BBH owns a terminalling facility located along the Northwest Providence Channel of Grand Bahama Island, which it uses to operate a fully integrated terminalling business, and offers customers storage, blending and ancillary services, including but not limited to, berthing, heating, transshipment, product treating and bunkering.  Ancillary services also facilitate customer activities within the tank farm and at the jetties.

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

St. Lucia Terminal

The St. Lucia terminal sits on approximately 700 acres on Cul de Sac Bay in St. Lucia. It has over 10 million barrels of crude oil and refined petroleum products tank capacity, as well as deep-water access capable of berthing very large crude carriers and serves the local market’s refined product demand. The facility provides transshipment services for handling, blending and distribution of crude oil from growing Latin American production to U.S. and global refining centers. Access to the St. Lucia terminal is provided through two ship docks and a truck rack.

Yabucoa Terminal

The Yabucoa terminal in Puerto Rico includes 39 storage tanks, which store gasoline, jet fuel, diesel, fuel oil and crude oil.  The facility provides terminalling services for the handling, blending and distribution of liquid petroleum products within the Puerto Rico market as well as residual fuel oil and petroleum distillate fuel for the local and regional Caribbean markets.  Access to the Yabucoa terminal is provided through one ship dock, which is leased from the Puerto Rico Ports Authority, two barge docks and an eight-bay truck rack.

U.S. East Coast

New York Harbor Terminals

The New York Harbor storage and marine terminals, which consist of our Perth Amboy, Port Reading and Raritan Bay terminals, provide a link between our inland pipelines and terminals, owned and operated by the Domestic Pipelines & Terminals segment, and our BBH facility, enabling our customers to take advantage of BBH’s deep water access and ability to aggregate product.  The Perth Amboy facility sits on approximately 250 acres on the Arthur Kill tidal strait in Perth Amboy, New Jersey — six miles from our Linden, New Jersey complex — and has water, pipeline, rail and truck access.  In 2014, we completed a high capacity pipeline connection between Perth Amboy and our Linden hub.  Furthermore, the Perth Amboy terminal includes 42 storage tanks, a dock, and three operational berths, each with articulated loading arms, allowing both ship and barge berthing.  The Port Reading terminal is located on 211 acres in Port Reading, New Jersey and includes 69 storage tanks, a deep-water dock and five operational berths, allowing for both ship and barge berthing.  In addition, the facility has bi-directional pipeline access, rail unloading capabilities, and a six-bay driver-operated truck loading rack.  The Raritan Bay terminal is located on 62 acres on the Raritan River in Perth Amboy, New Jersey, and includes 30 storage tanks, a barge dock and two operational berths.  The Raritan Bay facility also has bi-directional pipeline access and a six-bay driver-operated truck loading rack.  Additionally, the Perth Amboy, Port Reading and Raritan Bay terminals are NYMEX delivery locations for both gasoline and ultra low sulfur diesel. The Perth Amboy, Port Reading and Raritan Bay terminals have approximately 4 million, 6 million and 5 million barrels of liquid petroleum products storage capacity, respectively.  These terminals extend Buckeye’s connectivity in New York Harbor by offering diverse storage capabilities that include terminalling services for gasoline, blendstocks, distillate and fuel oil. Buckeye is currently constructing a 16” bi-directional pipeline between our Perth Amboy and Raritan Bay terminals, which will allow for customer product movements between the facilities and access to the Linden hub. It is expected to be completed in the spring of 2018.

U.S. Gulf Coast

Corpus Christi Facilities

Buckeye Texas owns storage, petroleum processing and marine terminalling facilities that sit on approximately 730 acres along the Corpus Christi Ship Channel in Texas.  The Corpus Christi facilities have five vessel berths, including three deep-water docks, two 25,000 barrels per day condensate splitters and approximately 6.7 million barrels of liquid petroleum products storage capacity, including a refrigerated and compressed LPG storage complex, along with rail and truck loading/unloading capabilities. The platform also comprises three field gathering facilities with associated storage in the Eagle Ford play and pipeline connectivity that allows Buckeye Texas to move Eagle Ford play crude oil and condensate production directly to the terminalling complex in Corpus Christi. These assets form an integrated system with connectivity from the production in the field to the marine terminal infrastructure and the processing complex in Corpus Christi.

Northwest Europe

VTTI’s Amsterdam, Rotterdam and Antwerp terminals offer over 21 million aggregate barrels of storage capacity for liquid petroleum products. The Amsterdam terminal offers complex blending services, connections to truck and rail and a large number of berths that accommodate a broad range of vessel types. The Rotterdam terminal primarily stores fuel oil and middle distillate products and offers connections to vessels, including very large crude carriers, truck, rail, and the North Atlantic Treaty Organization (“NATO”) pipeline system. The Antwerp terminal is connected to an extensive pipeline network and harbor infrastructure, offering connections to the NATO pipeline system, vessels, truck and rail. The Antwerp terminal is also adjacent to the largest dedicated bitumen processing plant in Europe with a capacity of approximately 24,000 barrels per day, which is also owned by VTTI.

Middle East

VTTI’s Fujairah terminal offers approximately 10.1 million barrels of storage capacity for crude oil and refined petroleum products. The terminal is located in the United Arab Emirates on the gateway between the Indian Ocean and the Persian Gulf and strategically sits in one of the major bunker markets in the world. The terminal offers connections to any size or type of vessel, as well as to truck and pipelines. The terminal is also connected to the Fujairah Refinery Limited refinery, which is able to process a combination of condensate and heavy crude oil at a rate of up to 80,000 barrels per day.

Southeast Asia

VTTI’s Johore terminal offers approximately 7.3 million barrels of storage capacity for refined petroleum products. The terminal is located in Malaysia next to the Asian hub of Singapore, one of the largest bunkering hubs in the world, and can receive all tanker sizes including partially-laden very large crude carriers.

Merchant Services Segment

The Merchant Services segment is a wholesale distributor of refined petroleum products in the continental United States and in the Caribbean.  We increase the utilization of our existing pipeline and terminalling assets by marketing refined petroleum products in certain areas served by our pipelines and terminals.  The segment’s customers consist principally of product wholesalers and major commercial users of refined petroleum products including gasoline, propane, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel and kerosene.  The segment also provides fuel oil supply and distribution services to customers in the Caribbean.

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

	Year Ended December 31,
	2017	2016	2015
Sales volumes	1,214.8	1,179.7	1,215.0

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

Competition and Customers

Competitive Strengths

We believe that we have the following competitive strengths:

•	We operate in a safe, regulatory compliant, and environmentally responsible manner;

•	We own and operate high quality assets that are strategically located;

•	We have stable, long-term relationships with our customers;

•	We own relatively predictable and stable fee-based businesses with opportunistic revenue generating capabilities that support distribution growth; and

•	We maintain a conservative financial position with an investment-grade credit rating.

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

In addition to competition from other pipelines, the Domestic Pipelines & Terminals segment faces competition from trucks and rail in a number of areas that we serve. While their costs may not be competitive for longer hauls or large volume shipments, these sources of transportation compete effectively for smaller volumes in many local areas. The availability of truck or rail transportation places a competitive constraint on the ability of the Domestic Pipelines & Terminals segment to increase its market-based and indexed tariff rates.

The Domestic Pipelines & Terminals segment also faces competition from marine transportation in some areas. Tankers and barges account for some deliveries into areas that we serve near the East coast, Great Lakes, Ohio River and Mississippi River.

Privately arranged exchanges of liquid petroleum products between marketers in different locations are another form of competition.  Generally, such exchanges reduce both parties’ costs by eliminating or reducing transportation charges.  In addition, consolidation among refiners and marketers can alter distribution patterns, reducing demand for transportation services in some markets and increasing them in other markets.

The production and use of biofuels may be a competitive factor in that, to the extent the usage of biofuels increases, some alternative means of transport that compete with our pipelines may be able to provide transportation services for biofuels that our pipelines cannot because of safety or pipeline integrity issues.  However, most of our terminals have the necessary infrastructure to blend ethanol with gasoline, and to a lesser extent biodiesel with distillates, and we earn revenue for these services. Biofuel usage may also create opportunities for additional pipeline transportation and blending opportunities, if such biofuels can be transported through our pipelines, although that potential cannot be quantified at present.

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

Global Marine Terminals Segment

Our Global Marine Terminals segment competes on the basis of geographic location, breadth of services, and price with proprietary or third-party terminal operators as well as with major oil and gas companies and with major pipeline and terminal operators in the energy hubs in which we operate.  We believe that we are favorably positioned to compete in the industry on a global scale due to the quality and safety of our operations, the geographical locations of our facilities, deep drafts, storage capacity, and the variety of ancillary service capabilities of our facilities. The competitiveness of our service offerings, including the rates we charge for our services, is affected by the availability of storage relative to the overall demand for storage in a given market area and could be impacted by the entry of new competitors into the markets in which we operate. However, we believe that significant barriers to entry exist in the marine terminalling business. These barriers include capital costs, execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise, and a finite number of sites suitable for development.

Our Corpus Christi facility, owned by Buckeye Texas, is fully contracted under long-term, take-or-pay arrangements. There is no current or near-term capacity available for new customers.

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

Customers

For the years ended December 31, 2017, 2016 and 2015, no customer contributed 10% or more of our consolidated revenue.  Revenue from Buckeye Texas, which is almost fully contracted to one customer under long-term take-or-pay arrangements, accounted for approximately 38% of total revenue in the segment for the year ended December 31, 2017.

In addition, BBH’s storage revenue accounted for approximately 23% of total revenue in the Global Marine Terminals segment for the year ended December 31, 2017.  Currently, BBH has a limited number of long-term storage customers, consisting of major oil companies, energy companies, physical traders and national oil companies.  For the year ended December 31, 2017, approximately 40% and 59% of BBH’s storage revenue was derived from the top one and the top three customers, respectively.  We expect BBH to continue to derive a substantial portion of its total revenue from a small number of customers in the future. Similarly, a majority of VTTI’s 2017 revenue was derived from its primary customer, Vitol.

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

The Domestic Pipelines & Terminals and Merchant Services segments both benefit from increased sales of heating oil and butane blending activities at our terminals during the winter months.  Blending butane into various grades of gasoline generally increases in the mid-September through mid-March time frame.

The Global Marine Terminals segment’s mix and volume of products stored does not vary significantly by season; however, it can be affected by market structure.

Employees

Except as noted below, we are managed and operated by employees of Buckeye Pipe Line Services Company (“Services Company”).  We reimburse Services Company for the cost of providing employee services pursuant to a services agreement.  At December 31, 2017, Services Company had approximately 1,600 employees, approximately 400 of whom were represented by labor unions.  Additionally, at December 31, 2017, certain of our wholly owned subsidiaries had approximately 270 employees, approximately 150 of whom are employed at our BBH facility.  We have not experienced significant work stoppages or other labor problems.

Regulation

General

The operation of pipelines, terminals, and associated facilities is subject to extensive laws and regulations and resulting regulatory oversight by numerous federal, state and local departments and agencies, many of which are authorized by statute to issue binding rules and regulations. In some states, we are subject to the jurisdiction of public utility commissions and state corporation commissions, which have authority over, among other things, intrastate tariffs, the issuance of debt and equity securities, transfers of assets and safety.  The failure to comply with such laws and regulations can result in substantial penalties.  The regulatory burden on our operations increases our cost of doing business and, consequently, affects our profitability.  However, except for certain exemptions that apply to smaller companies, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors.

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

The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation and NORCO, and for certain rates charged by BPLC, and such rates are therefore subject to change annually according to the index. If the index is negative in a future period, we could be required to reduce these rates if they exceed the new maximum allowable rate.  Shippers may file protests against the application of the index to the rates of an individual pipeline and may also file complaints against indexed rates as being unjust and unreasonable, subject to the FERC’s standards.

Under the FERC’s rules, as one alternative to indexed rates, a pipeline is allowed to charge market-based rates if the pipeline establishes that it does not possess significant market power in a particular market. BPLC charges market-based rates in its competitive markets and index-based rates in certain of its other markets. Buckeye Linden also charges market based rates in its market.

Other types of rate regulation.  Laurel operates a pipeline in intrastate service across Pennsylvania, and its tariff rates are regulated by the Pennsylvania Public Utility Commission.  Wood River operates a pipeline providing some intrastate services in Illinois, and tariff rates related to this pipeline are regulated by the Illinois Commerce Commission.

Environmental Regulation

General

We are subject to federal, state and local laws and regulations relating to the protection of the environment. Although we believe that our operations comply in all material respects with applicable environmental laws and regulations, risks of substantial environmental liabilities are inherent in pipeline, terminalling and processing operations, and we may incur material environmental liabilities in the future. It is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or injuries to persons resulting from our operations, could result in substantial costs and liabilities to us.  See “Item 3, Legal Proceedings.”  Furthermore, new projects may require approvals and environmental analysis under federal and state laws, including the National Environmental Policy Act and the Endangered Species Act. The resulting costs and delays could materially and negatively affect the viability of such projects. The following is a summary of the significant current environmental laws and regulations to which our business operations are subject and for which compliance may require material capital expenditures or have a material adverse impact on our results of operations or financial position.

Water

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

Hazardous Substances and Wastes

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” authorizes the federal and state governments to address the release or threat of release of a “hazardous substance.” Although CERCLA contains a “petroleum exclusion,” that provision generally applies only to unused product not contaminated by contact with other substances, and may exclude product recovered after a release, as well as contact water.  A release of a hazardous substance, whether on or off-site, may subject the generator of that substance or the owner of the property on which the release occurred to joint and several liability under CERCLA for the costs of clean-up and other remedial action.  Pipeline and facility maintenance and other activities in the ordinary course of our business generate “hazardous substances.”  As a result, to the extent a hazardous substance generated by us or our predecessors is released or was released or otherwise disposed of in the past, we may in the future be required to remediate the contaminated property. Governmental authorities such as the Environmental Protection Agency (“EPA”), and in some instances third parties, are authorized under CERCLA to seek to recover remediation and other costs from responsible persons, without regard to fault or the legality of the original disposal.  In addition to our potential liability as a generator of “hazardous substances,” to the extent that our property or right-of-way is affected by a release of hazardous substances such that it becomes part of a Superfund or other hazardous waste site, we may be responsible under CERCLA for all or part of the costs required to clean up that site, which could be material.

Air Emissions

The Clean Air Act (“CAA”), amended by the Clean Air Act Amendments of 1990 (the “Amendments”), imposes controls on the emission of pollutants into the air.  The Amendments required states to develop facility-wide permitting programs to comply with a wide range of federal air pollution regulatory programs.  States also have their own air pollution regulatory programs that impose permitting and control requirements in addition to the federal requirements.

Due to differing EPA air quality standards in certain areas of the country, obtaining permits for constructing new emitting facilities or increasing emissions at existing facilities may be more complicated and may require more expensive emission controls than in other areas.

EPA has also promulgated greenhouse gas (“GHG”) regulations and is otherwise increasing its scrutiny of the oil and gas industry.  In addition, certain states and regions have adopted or are considering various GHG regulations which may require controls separate from or in conjunction with federal programs.

It is possible that new or more stringent controls will be imposed on us through these programs which could have a material adverse effect on our maintenance capital expenditures and operating expenses.

State, Local and Foreign Regulations

We are also subject to other environmental laws and regulations adopted by the various states, localities and territories in which we operate.  In certain instances, the regulatory standards adopted by the states and/or territories are more stringent than applicable federal laws.  In addition, our BBH terminal in The Bahamas and our St. Lucia terminal are subject to the environmental regulatory programs applicable in those countries.  While these regulatory programs are today less stringent than in the United States, they have the potential to impose material liabilities on us, particularly in the event of a spill or other release, and if they are made more stringent in the future, we could be required to make significant capital expenditures to meet the new standards. VTTI is subject to environmental regulatory regimes in the locations in which it operates, including the European Union and the United States. In the European Union, many of these laws and regulations are becoming increasingly stringent, and VTTI could be required to make additional capital expenditures to meet new standards.

Pipeline and Terminal Maintenance and Safety Regulation

The pipelines we operate are subject to regulation by the U.S. Department of Transportation (“DOT”), its agency, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), and state pipeline regulatory bodies as appropriate and consistent with the federal Pipeline Safety Act (“PSA”). The PSA and PHMSA implementing regulations govern the design, installation, testing, construction, operation, replacement and management of pipeline facilities and require any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain plans for inspection and maintenance and to comply with such plans and programs. Among others, these programs include: construction, operation and maintenance, integrity management for pipelines located in high consequence areas, operator qualification, control room management, public awareness, and drug and alcohol. Certain states in which we operate participate in oversight and inspection of intrastate and interstate pipeline facilities through certifications and agreements with PHMSA. For intrastate pipelines located in PHMSA certified states, the State may impose additional or more stringent pipeline safety regulations as long as they are not inconsistent with PHMSA standards.

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

In 2017, PHMSA issued final rules to, among other things, address incident notification, which would impact both gas (49 CFR Part 192) and liquid regulations (49 CFR Part 195), and liquid pipeline integrity assessment, integrity management, and leak detection requirements. Rules regarding incident notification, among other things, were issued in January 2017 and became effective in March 2017. PHMSA issued a pre-publication copy of another final rule on liquid pipeline issues in January 2017.  Before that rule became effective, the new Administration issued an Executive Order on January 20, 2017, freezing all pending federal rules.  PHMSA subsequently withdrew the rule in light of the Administration’s Executive Orders on deregulation, but the agency plans to finalize a version of that rule in 2018. Because parts of the new PHMSA rule were directed by Congressional mandates which are to be exempt from the regulatory freeze, it is not yet clear whether and to what extent the final rule will continue to be subject to the regulatory freeze, or be allowed to become effective.

Safety

We are also subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes.  In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. At qualifying facilities, we are subject to OSHA Process Safety Management regulations that are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We believe that our operations comply in all material respects with applicable OSHA requirements, including general industry standards, record-keeping and the training and monitoring of occupational exposures.

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

We are covered by site pollution legal liability insurance policies with per incident and aggregate limits of $100.0 million, subject to a maximum self-insured retention of $5.0 million.  The policies include coverage for sudden and accidental or gradual releases at our listed sites, and also include a contractor’s pollution coverage endorsement.  The policies insure: (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or disposal.  The site pollution legal liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.  The insurance policies expire on May 1, 2018.

In addition to the site pollution legal liability insurance policies, we maintain excess liability insurance policies that provide coverage for claims involving sudden and accidental releases with aggregate and per occurrence limits of $375 million.  Coverage under the excess liability insurance policies is secondary to the site pollution legal liability policies for sudden and accidental releases.  The pollution coverage provided in the excess liability insurance policies contain exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and may not cover all claims or liabilities we incur.  The insurance policies expire on May 1, 2018.

We generally are not entitled to seek indemnification from our contractual counterparties for any environmental damage caused by the release of products we store, throughput or transport for such counterparties. As discussed above, we maintain insurance policies that are designed to mitigate the risk that we may incur in connection with any such release of products from our facilities, and we believe that the policy limits under site pollution legal liability and excess liability insurance policies are within the range that is customary for entities of our size that operate in our business segments and are appropriate for our business.

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

We have written plans for responding to emergencies along our pipeline systems and at our terminalling and processing facilities.  These plans, which describe the organization, responsibilities and actions for responding to emergencies, are reviewed annually and updated as necessary.  Our facilities are designed with product containment structures, and we maintain various additional crude oil containment and recovery equipment that would be deployed in the event of an emergency.  We are a member of ten oil spill cooperatives or mutual aid groups, and we maintain more than 50 contract relationships with United States Coast Guard certified spill response organizations, spill response contractors and remediation management consultants.  We also contract with a third-party to provide enterprise-wide emergency spill response services for certain incidents, which includes the strategic staging of response equipment at our BBH, Yabucoa and St. Lucia terminals.  This service contract provides access to over 100 additional local United States Coast Guard certified spill response organizations.  This further ensures access to spill response equipment (including boom, recovery pumps, response vehicles, response vessels and response trailers), monitoring and sampling equipment, personal protective equipment and technical expertise needed to respond to an emergency event.  We also perform spill response drills to review and exercise the response capabilities of our personnel, contractors and emergency management agencies.  Additionally, we have a Crisis Management Team within our organization to provide strategic direction, ensure availability of company resources and manage communications in the event of an emergency situation.

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

Demand for the services we provide depends upon the demand for the products we handle in the regions we serve and the supply of products in the regions connected to our pipelines or from which our customers source products handled by our terminals.  Prevailing economic conditions, refined petroleum product, fuel oil and crude oil price levels and weather affect the demand for liquid petroleum products.  Changes in transportation and travel patterns in the areas served by our pipelines also affect the demand for petroleum products because a substantial portion of the refined petroleum products transported by our pipelines and throughput at our terminals is ultimately used as fuel for motor vehicles and aircraft. If these factors result in a decline in demand for refined petroleum products, our pipeline and terminals business would be particularly susceptible to adverse effects because we operate without the benefit of exclusive franchises from government entities and generally without long-term contracts.

Demand for the services we provide in the Caribbean is partially driven by global demand for refinery feedstock supplied from United States and Latin American crude oil production, and by Latin American demand for clean petroleum products supplied from the United States and European refinery output.  Changes in these and other global patterns of supply and demand for fuel oil, crude oil and clean petroleum products could affect the demand for the services we provide in the Caribbean and the prices we can charge for those services.

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

A significant decline in production at certain refineries served by certain of our pipelines and terminals, disruptions at facilities on which our customers rely, or a fundamental change in the source of supply of petroleum products to a region, could materially reduce the volume of liquid petroleum products we transport and adversely impact our operating results.

Refineries that are the primary source of supply of product to our pipelines and terminals could partially or completely shut down their operations, temporarily or permanently, due to factors such as unscheduled maintenance, catastrophes, labor difficulties, environmental proceedings or other litigation, loss of significant downstream customers; or legislation or regulation that adversely impacts the economics of refinery operations.  For example, a significant decline in production at the Wood River refinery, Whiting refinery, Paulsboro refinery or Lima refinery could negatively impact the financial performance of such assets and adversely affect our business, financial position, results of operations or cash flows.

In addition, if there is a fundamental shift in the primary source of supply of petroleum products to a region our pipelines serve and our pipeline infrastructure in the region is not well-suited to serve the new primary source, the performance of such assets could be negatively impacted, and adversely affect our business, financial position, results of operations and cash flows.

Furthermore, our customers are dependent upon the ongoing operations of certain facilities owned or operated by such customers or third parties, such as the pipelines, barges and retail fuel distribution assets, as well as refineries and other facilities that generate products our customers handle. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our customers’ operations, and possibly cash flow and in turn this could affect our operations and cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our customers and their suppliers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control.

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

We are a holding company and depend entirely on cash flows from our operating subsidiaries to service our debt obligations and pay cash distributions to our unitholders. Our distributions are not guaranteed.

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

Our distributable cash flow does not depend solely on profitability, which is affected by non-cash items. As a result, we could pay cash distributions during periods when we record net losses and could be unable to pay cash distributions during periods when we record net income. In addition, the amount of cash we generate from operations is affected by numerous factors beyond our control, fluctuates from quarter to quarter and may change over time. Significant or sustained reductions in the cash generated by our operations could reduce our ability to pay quarterly distributions. Any failure to pay distributions at expected levels could result in a loss of investor confidence and a decrease in the value of our unit price.

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

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses.  If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We also routinely execute organic growth projects that complement our existing assets. Our decisions regarding new organic growth projects rely on numerous estimates, including predictions of future demand for our services, future supply shifts, crude oil and refined products production estimates, commodity price environments, economic conditions and potential changes in the financial condition of our customers. Our predictions of such factors could cause us to forgo certain investments or to lose opportunities to competitors who make investments based on more aggressive predictions. Acquisitions and organic growth projects, including the integration of assets into our existing businesses, may require substantial capital.

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

Limited access to the debt and equity markets or adverse credit events could adversely affect our business.

Our ability to acquire assets or businesses or make other growth capital investments depends on whether we can access adequate financing. Changes in the debt and equity markets, including market disruptions, limited liquidity, and interest rate volatility, may limit our access to the capital markets, increase the cost of financing and adversely impact our ability to refinance maturing debt. Instability in the financial markets may increase our cost of capital while reducing the availability of funds, affecting our ability to raise capital. If access to the debt and equity markets were limited or not available, our ability to grow our business through acquisitions or other capital investments could be restricted, and it is not certain if other adequate financing options would be available to us on terms and conditions that are acceptable.  Any disruption could require us to take additional measures to conserve cash until the markets stabilize or until we can arrange alternative credit arrangements or other funding for our business needs.  Such measures could include reducing or delaying investment activities, reducing our operating expenses, limiting our distributions or reducing other uses of cash. Furthermore, a downgrade below our current ratings levels by any of the credit rating agencies could increase our borrowing costs, reduce our borrowing capacity and cause our counterparties to reduce the amount of open credit we receive from them. This could negatively impact our ability to capitalize on market opportunities. Loss of our investment grade credit rating could also adversely impact our cash flows, our ability to make distributions at our current levels and the value of our outstanding equity and debt securities. Under such circumstances, we may be unable to execute our growth strategy or take advantage of other business opportunities, which could negatively impact our business.

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

The indexing methodology is used to establish rates on the pipelines owned by Wood River, BPL Transportation and NORCO, and for certain rates charged by BPLC.  In December 2015, FERC amended its regulations to change the index to the Producer Price Index (“PPI”) — finished goods plus 1.23% effective July 1, 2016.  If the index were to be negative, we could be required to reduce the rates charged by Wood River, BPL Transportation and NORCO, and certain rates charged by BPLC, if they exceed the new maximum allowable rate.  In addition, changes in the PPI might not fully reflect actual increases in the costs associated with these pipelines, thus potentially hampering our ability to recover our costs by relying on the index.

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

Climate change legislation or regulations restricting emissions of greenhouse gases or setting fuel economy or air quality standards could result in increased operating costs or reduced demand for the liquid petroleum products and other hydrocarbon products that we transport, store or otherwise handle in connection with our business.

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

In addition to the regulatory and associated financial risks from climate change discussed above, the effects of climate change may have significant physical impacts, such as an increase in sea level, wetland and barrier island erosion, flooding and increased frequency and severity of storms. We own assets and have employees in, and serve, communities that are at risk of being adversely affected by the physical impacts of climate change and, if any such effects were to occur, they could have an adverse impact on our assets and operations.

Environmental regulation may impose significant costs and liabilities on us.

We are subject to federal, state and local laws and regulations relating to the protection of the environment. Risks of substantial environmental liabilities are inherent in our operations, and we cannot assure you that we will not incur material environmental liabilities.  Additionally, our costs could increase significantly, and we could face substantial liabilities, if, among other developments, environmental laws, regulations and enforcement policies become more rigorous; or claims for property damage or personal injury resulting from our operations are filed.

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

Our pipeline operations are subject to regulation by the DOT and by some of the states in which we do business.  Certain states, particularly California, have been reviewing pipeline safety regulations and increasing inspections and audits.  These federal regulations require, among other things, that pipeline operators engage in a regular program of pipeline integrity testing and other inspections to assess, evaluate, repair and validate the integrity of their pipelines, which, in the event of a leak or failure, could affect populated areas, unusually sensitive environmental areas or commercially navigable waterways.  In compliance with these regulations, we conduct pipeline integrity tests on an ongoing and regular basis.  Depending on the results of these integrity tests, we could incur significant and unexpected capital and operating expenditures, not accounted for in anticipated capital or operating budgets, in order to repair such pipelines to ensure their continued safe and reliable operation.  In addition, any new regulations that are the result of PSA 2011, 2016 or any subsequent PSA reauthorization laws or new DOT pipeline safety regulations may affect our operations.

Our international operations may be adversely affected by economic, political and regulatory developments.

BBH’s terminalling facility and the St. Lucia terminal are located in The Bahamas and St. Lucia, respectively.  VTTI’s operations span the globe, with key locations predominantly located in Northwest Europe, the Middle East and Southeast Asia. As a result, we are exposed to the risks of international operations, including political, economic and regulatory developments and changes in laws or policies affecting our terminalling operations, restrictions on foreign exchange and repatriation, as well as changes in the policies of the United States affecting trade, taxation and investment in other countries.  Any such developments or changes could have a material adverse effect on our business, results of operations and cash flow.

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

BBH’s storage revenue accounted for approximately 23% of total revenue in the Global Marine Terminals segment for the year ended December 31, 2017. Currently, BBH has a diversified set of storage customers, consisting of major oil companies, energy companies, physical traders and national oil companies.  However, for the year ended December 31, 2017, 40% and 59% of BBH’s storage revenue was derived from the top one and the top three customers, in the aggregate, respectively.  We expect BBH to continue to derive a substantial portion of its total revenue from a small number of customers in the future.  BBH may be unsuccessful in renewing its storage contracts with its customers, and those customers may discontinue or reduce contracted storage from BBH.  If any of BBH’s customers, in particular its top three customers, significantly reduces its contracted storage with BBH and if BBH is unable to find other storage customers on terms substantially similar to the terms under BBH’s existing storage contracts, our business, results of operations and cash flow could be adversely affected.

Additionally, revenue from Buckeye Texas, which is contracted predominantly to one customer under long-term take-or-pay arrangements, accounted for approximately 38% of total revenue in the Global Marine Terminals segment for the year ended December 31, 2017. If any one or more of our long-term take-or-pay arrangements with this customer are terminated and we are unable to secure comparable alternative arrangements with one or more third parties, we may not be able to generate sufficient additional revenue to fully replace that generated by the current customer.

Similarly, a majority of VTTI’s 2017 revenue was derived from its primary customer, Vitol. If a significant portion of VTTI’s contractual arrangements with Vitol is terminated and VTTI is unable to secure comparable alternative arrangements with one or more third parties, VTTI may not be able to generate sufficient additional revenue to fully replace that generated by the current customer, which may have a significant adverse effect on its ability to pay distributions to us.

A decrease in storage contract renewals or renewals at substantially lower rates at our storage terminals could cause our storage revenue to decline, which could adversely impact our results of operations and cash flow.

The revenue we earn from storage services at our storage terminals is provided for in contracts negotiated with our storage services customers. Many of those contracts are for multi-year periods and require our customers to pay a fixed rate for storage capacity regardless of market conditions during the contract period. Changing market conditions, including changes in petroleum product supply or demand patterns, availability of storage, forward-price structure, financial market conditions, regulations, accounting rules or other factors could cause our customers to be unwilling to renew their storage services contracts with us when those contracts terminate, or make them willing to renew only at lower rates or for shorter contract periods. Failure by our customers to renew their storage contracts on terms and at rates substantially similar to our existing contracts could result in lower utilization of our facilities and could adversely impact our results of operations and cash flow.

Reduced volatility in energy prices or new government regulations could discourage our storage customers from holding positions in petroleum products, which could adversely affect the demand for our storage services.

We have constructed and continue to build new storage tanks in response to increased customer demand for storage. Many of our competitors have also built new storage facilities. The demand for new storage has resulted in part from our customers’ desire to have the ability to take advantage of profit opportunities created by volatility in the prices of petroleum products. If the prices of petroleum products become relatively stable, or if federal or state regulations are passed that discourage our customers from storing these commodities, demand for our storage services could decrease, in which case we may be unable to lease storage capacity or be forced to reduce the rates we charge for storage services capacity, and we may experience material impacts on our business, financial condition, results of operations or cash flows.

Failure of critical information technology systems as a result of cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer and reduce the amount of cash available for distribution.

We utilize information technology systems to operate our assets and manage our businesses. Some of these systems are proprietary systems that require specialized programming capabilities, while others are based upon or reside on technology that has been in service for many years. Cybersecurity attacks are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to, or otherwise disrupt, our pipeline control systems, attempts to gain unauthorized access to proprietary information, and other electronic security breaches that could lead to disruptions in critical systems, including our pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. Failures of our information technology systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Similarly, cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. These events could damage our reputation and cause us to incur liabilities that have a material adverse impact on the Partnership, including financial losses from remedial actions, business interruptions, loss of business and reduced ability to pay cash distributions.

Terrorist attacks or other security threats could adversely affect our business.

Since the attacks of September 11, 2001, the United States government has issued warnings that energy assets, specifically our nation’s pipeline infrastructure, may be the future target of terrorist organizations.  In addition to the threat of terrorist attacks, we face various other security threats, including cybersecurity threats to gain unauthorized access to sensitive information or systems or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities, such as terminals and pipelines, and infrastructure or third-party facilities and infrastructure.  These developments have subjected our operations to increased risks.

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

The Department of Homeland Security promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”) to regulate the security of facilities that handle certain chemicals.  We submit to the Department of Homeland Security certain required information concerning our facilities in compliance with CFATS and, as a result, several of our facilities have been determined to be “high risk” by the Department of Homeland Security.  Due to this determination, we are required to prepare a security vulnerability assessment and, in certain locations, develop and implement site security plans required by CFATS.  At this time, we do not believe that compliance with CFATS will have a material effect on our business, financial condition, results of operations or cash flows.

In addition to CFATS, our domestic operations are also subject to other laws and regulations promulgated and enforced by the Department of Homeland Security, the Department of Transportation and the United States Coast Guard, including TSA Pipeline Security Guidelines.  Our operations in The Bahamas and in St. Lucia are subject to similar security-related regulations.  We believe that we currently comply in all material respects with security-related laws and regulations.  However, this is an area of continued regulatory developments for our industry and as such, we may incur increased operating costs based on developments associated with these regulations and ongoing compliance.  At this time, we do not believe that future compliance with these requirements will have a material effect on our business, financial condition, results of operations or cash flows.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption.  For example, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar international laws and regulations prohibit improper payments to foreign officials for the purpose of obtaining or retaining business.  The scope and enforcement of anti-corruption laws and regulations may vary.

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

Additionally, if VTTI, or its or officers, directors, employees or agents, were determined to be in violation of anti-corruption laws, including the FCPA and the U.K. Bribery Act, VTTI could become subject to substantial fines, sanctions, civil and/or criminal penalties, or curtailment of VTTI’s operations in certain jurisdictions, which could adversely affect its business, results of operations or financial condition. Any such adverse effects could, in turn, adversely affect VTTI’s ability to make cash distributions to us.

Derivative reform mandated by the Dodd-Frank Act and rules and regulations under the Dodd-Frank Act may have an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010.  Among other things, the Dodd-Frank Act mandated significant changes to the over-the-counter derivative market and requires the Commodities Futures Trading Commission and the SEC and other regulators to promulgate rules and regulations establishing federal oversight and regulation of the over-the-counter derivative market.  Although as of December 31, 2017, the rules and regulations under the Dodd-Frank Act have not had an adverse effect on our ability to use certain derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business, such rules and regulations may have an adverse effect on our ability to do so in the future.

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

VTTI is subject to many of the same operational and business risks to which our wholly owned operations are subject and we have less control over the way VTTI manages these risks.

VTTI is subject to many of the risks described above, including risks related to shifts in supply and demand, competition, environmental risks, environmental and other regulations, the need to attract and retain customers, credit risks, and terrorism and natural disaster risks. Because we do not control VTTI, we may not be able to mitigate or protect against these risks as we would with our wholly owned assets and business. If VTTI’s business were to be negatively impacted by any of these risks, its results of operations, financial position and cash flows, as well as its ability to pay cash distributions to us could be adversely affected.

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

In addition, we do not control the day-to-day operations of the VTTI Entities. Our lack of control over the VTTI Entities’ day-to-day operations and the associated costs of such operations could result in our receiving lower cash distributions than we anticipate, which could have an adverse effect on our financial condition or cash flows.

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

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which, effective January 1, 2018, is currently a maximum of 21%.  Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you.  Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced.  Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to holders of our LP Units, likely causing a substantial reduction in the value of our LP Units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our limited partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, our unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act (the “Tax Act”), for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. While actual results may differ significantly from current projections, we do not expect the interest expense limitation to impact the interest deductions attributable to our domestic operations, however, we have not yet determined the impact the limitation could have on our unitholders’ ability to deduct the interest expense we derive from VTTI.
Tax-exempt entities face unique tax issues from owning our LP Units that may result in adverse tax consequences to them.
Investment in our LP Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our LP Units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our LP Units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our LP Units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of an LP Unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that LP Unit to the extent the gain is effectively connected with a U.S. trade or business of the Non-U.S. unitholder.
The Tax Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. unitholders should consult a tax advisor before investing in our LP Units.
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

Taxable income from our non-U.S. businesses is not eligible for the 20% deduction for qualified publicly traded partnership income.
Pursuant to the Tax Act, a unitholder is generally allowed a deduction equal to 20% of our “qualified publicly traded partnership income” that is allocated to such unitholder.   For purposes of the deduction, the term qualified publicly traded income includes the net amount of such unitholder’s allocable share of our income that is effectively connected to our U.S. trade or business activities.  Because our non-U.S. business operations and the VTTI business operations earn income that is not effectively connected with a U.S. trade or business, unitholders may not apply the 20% deduction for qualified publicly traded partnership income to that portion of our income.
Our gross income with respect to the VTTI business may not be qualifying income, and we may cause all or a portion of our interest in such business to be held in an entity treated as a corporation for U.S. federal income tax purposes, which could substantially reduce cash available for distribution.
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a publicly traded partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code, as amended. We expect to derive income from the transportation and storage of refined petroleum products, crude oil and LPG refined petroleum products in part through direct or indirect non-U.S. subsidiaries of VTTI, including VTTI MLP Investments BV, that are treated as corporations for U.S. federal income tax purposes. In specific circumstances we may be required to include certain amounts of this corporate income in our own gross income whether or not these corporations make matching cash distributions. Our counsel on matters of U.S. federal income tax law is unable to opine as to the qualifying income nature of portions of such income inclusions derived from the VTTI assets or operations. Consequently, there is a risk that we will earn significant amounts of income that our counsel cannot opine is qualifying income, and we intend to actively monitor the amounts of any such income inclusions and may seek a ruling from the IRS with respect to the qualifying income nature of these income inclusion amounts.
If these income inclusion amounts are expected to exceed our anticipated tolerance for gross income with respect to which our counsel is unable to opine and we are unable to receive a favorable IRS ruling in a timely manner, it may be necessary for us to hold some or all of our interests in the VTTI business through a taxable U.S. corporate subsidiary. In such case, this corporate subsidiary would be subject to corporate-level tax on its taxable income up to the maximum U.S. federal corporate income tax rate, which is currently 21%, as well as any applicable state and local income tax rates. Imposition of a corporate level income tax would significantly reduce the anticipated cash available for distribution from the VTTI business to us and, in turn, would reduce our cash available for distribution to our unitholders. Moreover, if the IRS were to successfully assert that this corporation had more tax liability than we currently anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.
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

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

We conduct a portion of our operations through subsidiaries that are corporations for federal income tax purposes.  We may elect to conduct additional operations in corporate form in the future.  The corporate subsidiaries will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to our unitholders.  If the IRS were to successfully assert that the corporate subsidiary has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution would be further reduced.

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

PART II

Item 5. Market for the Registrant’s LP Units, Related Unitholder Matters, and Issuer Purchases of LP Units

Our LP Units are listed and traded on the NYSE under the symbol “BPL.”  The high and low sales prices of our LP Units during the years ended December 31, 2017 and 2016, as reported in the NYSE Composite Transactions, were as follows:

	2017		2016
Quarter	High	Low	High	Low
First	$72.00	$64.50	$70.84	$47.07
Second	69.95	60.70	74.35	62.29
Third	65.34	55.16	75.10	67.11
Fourth	59.25	45.24	71.79	61.37

The following graph compares the total unitholder return performance of our LP Units with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP Index.  The Alerian MLP Index is a composite of the 50 most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class.  The graph assumes that $100 was invested in our LP Units and each comparison index beginning on December 31, 2012 and that all distributions or dividends were reinvested on a quarterly basis.

$250
$200
$150
$100
$50
$0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Buckeye Partners, L.P.
S&P 500
Alerian MLP Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Buckeye Partners, L.P.	$100.00	$167.09	$188.52	$175.18	$188.99	$153.65
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Alerian MLP Index	100.00	127.58	133.71	90.13	106.63	99.68

We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we estimate our number of beneficial unitholders to be approximately 159,500 at December 31, 2017.

Cash distributions paid to unitholders for the periods indicated were as follows:

		Amount Per
Record Date	Payment Date	LP Unit
February 17, 2015	February 24, 2015	$1.1375
May 11, 2015	May 18, 2015	$1.1500
August 10, 2015	August 17, 2015	$1.1625
November 9, 2015	November 17, 2015	$1.1750

February 23, 2016	March 1, 2016	$1.1875
May 16, 2016	May 23, 2016	$1.2000
August 15, 2016	August 22, 2016	$1.2125
November 15, 2016	November 22, 2016	$1.2250

February 21, 2017	February 28, 2017	$1.2375
May 15, 2017	May 22, 2017	$1.2500
August 14, 2017	August 21, 2017	$1.2625
November 13, 2017	November 20, 2017	$1.2625

On February 9, 2018, we announced a quarterly distribution of $1.2625 per LP Unit that will be paid on February 27, 2018, to unitholders of record on February 20, 2018.  Based on the LP Units and distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of December 31, 2017, cash expected to be distributed to unitholders on February 27, 2018 is estimated to be approximately $186.2 million.

We generally make quarterly cash distributions of substantially all of our available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as Buckeye GP deems appropriate.

Buckeye Partners, L.P. is a publicly traded MLP, and is not subject to federal income tax.  Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions.  We have made quarterly distribution payments since May 1987.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.   Selected Financial Data

The following tables present our selected consolidated financial data from our audited consolidated financial statements for the periods and at the dates indicated.  The tables should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report (in thousands, except per unit amounts):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Revenue (1)	$3,648,145	$3,248,376	$3,453,434	$6,620,247	$5,054,101
Operating income	683,904	733,342	604,116	495,347	478,041
Income from continuing operations	493,665	548,675	438,391	334,498	351,599
Earnings per unit - diluted from continuing operations	$3.32	$4.03	$3.41	$2.78	$3.23
Cash distributions per LP Unit - declared for the period	$5.04	$4.88	$4.68	$4.48	$4.28
Diluted weighted average units outstanding	143,144	132,927	128,617	119,899	107,677

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets (2) (3)	$10,304,659	$9,421,103	$8,369,281	$8,065,720	$6,988,024
Long-term debt (3)	4,658,321	4,217,695	3,732,824	3,368,618	3,075,172
Total Buckeye Partners, L.P. capital	4,590,937	4,411,723	3,735,389	3,702,628	3,065,665
____________________________

(1)
The change in revenue year to year for Merchant Services is largely driven by fluctuations in refined petroleum products prices as well as any changes in sales volumes. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(2)
Includes the impact of $181.7 million of assets held for sale as of December 31, 2013 relating to the Natural Gas Storage disposal group sold in December 2014. See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

(3)
Certain reclassifications of debt issuance costs have been made to prior year amounts to conform to current year presentation. In connection with the retrospective application of new accounting standard for debt issuance costs, we reclassified $20.4 million, and $17.5 million of debt issuance costs originally included in “Other non-current assets” as of each respective year ending December 31, 2014 and 2013 to “Long-term debt” as a direct deduction from the carrying amount of debt liabilities, consistent with debt discounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and our accompanying notes thereto included in Item 8 of this Report.

Business Overview

We own and operate, or own a significant interest in, a diversified global network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Our global terminal network, including through our interest in VTTI, comprises more than 135 liquid petroleum products terminals with aggregate tank capacity of over 176 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States, as well as in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  Our global network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk liquid storage and blending hubs.  Our flagship marine terminal in The Bahamas, BBH, is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our Gulf Coast regional hub, Buckeye Texas, offers world-class marine terminalling, storage and processing capabilities. Through our 50% equity interest in VTTI, our global terminal network offers premier storage and marine terminalling services for petroleum product logistics in key international energy hubs. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals.

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

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Year Ended December 31,
	2017	2016	2015
Revenue	$3,648,145	$3,248,376	$3,453,434
Costs and expenses	2,964,241	2,515,034	2,849,318
Operating income	683,904	733,342	604,116
Earnings from equity investments	36,005	11,536	6,381
Interest and debt expense	(225,583)	(194,922)	(171,330)
Other income	211	179	98
Income from continuing operations before taxes	494,537	550,135	439,265
Income tax expense	(872)	(1,460)	(874)
Income from continuing operations	493,665	548,675	438,391
Loss from discontinued operations (1)	—	—	(857)
Net income	493,665	548,675	437,534
Less: Net income attributable to noncontrolling interests	(14,863)	(13,067)	(311)
Net income attributable to Buckeye Partners, L.P.	$478,802	$535,608	$437,223
Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.
Continuing operations	$3.32	$4.03	$3.41
Discontinued operations	$—	$—	$(0.01)
_____________________________

(1)	Represents loss from the operations of our Natural Gas Storage disposal group. See Note 4 in the Notes to Consolidated Financial Statements for more information.

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are not measures defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as earnings from continuing operations before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain unrealized gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, and gains and losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash income tax expense, and maintenance capital expenditures incurred to maintain the operating, safety, and/or earnings capacity of our existing assets, plus or minus realized gains or losses on certain foreign currency derivative financial instruments, as applicable. These definitions of Adjusted EBITDA and distributable cash flow are also applied to our proportionate share in the Adjusted EBITDA and distributable cash flow of significant equity method investments, such as that in VTTI, and are not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. These adjustments include gains and losses on foreign currency derivative financial instruments used to hedge VTTI’s United States dollar denominated distributions which are excluded from Adjusted EBITDA and included in distributable cash flow when realized. Adjusted EBITDA and distributable cash flow are non-GAAP financial measures that are used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare cash-generating performance of Buckeye from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.

We believe that investors benefit from having access to the same financial measures used by management and that these measures are useful to investors because they aid in comparing our operating performance with that of other companies with similar operations.  The Adjusted EBITDA and distributable cash flow data presented by us may not be comparable to similarly titled measures at other companies because these items may be defined differently by other companies.

The following table presents income from continuing operations on a consolidated basis and a reconciliation of income from continuing operations, which is the most comparable financial measure under GAAP, to Adjusted EBITDA and distributable cash flow, as well as Adjusted EBITDA by segment for the periods indicated (in thousands):

		Year Ended December 31,
		2017	2016	2015
Reconciliation of Income from continuing operations to Adjusted EBITDA and Distributable cash flow:
Income from continuing operations		$493,665	$548,675	$438,391
Less:	Net income attributable to noncontrolling interests	(14,863)	(13,067)	(311)
Income from continuing operations attributable to Buckeye Partners, L.P.		478,802	535,608	438,080
Add:	Interest and debt expense	225,583	194,922	171,330
	Income tax expense	872	1,460	874
	Depreciation and amortization (1)	269,243	254,659	221,278
	Non-cash unit-based compensation expense	30,302	33,344	29,215
	Acquisition and transition expense (2)	4,226	8,196	3,127
	Litigation contingency accrual (3)	—	—	15,229
	Hurricane-related costs, net of recoveries (4)	5,780	16,795	—
	Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (5)	126,642	—	—
Less:	Amortization of unfavorable storage contracts (6)	—	(5,979)	(11,071)
	Gains on property damage recoveries (7)	(4,621)	(5,700)	—
	Gain on sale of ammonia pipeline	—	(5,299)	—
	Earnings from the equity method investment in VTTI (5)	(22,910)	—	—
Adjusted EBITDA		$1,113,919	$1,028,006	$868,062
Less:	Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(208,380)	(177,996)	(154,469)
	Income tax (expense) benefit, excluding non-cash taxes	(297)	276	(1,536)
	Maintenance capital expenditures	(144,046)	(129,691)	(99,617)
	Proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivative gains and losses, and maintenance capital expenditures (5)	(43,855)	—	—
Add:	Hurricane-related maintenance capital expenditures	14,577	6,054	—
Distributable cash flow		$731,918	$726,649	$612,440

Adjusted EBITDA by segment:
Domestic Pipelines & Terminals		$573,021	$568,405	$522,196
Global Marine Terminals		512,821	427,229	323,840
Merchant Services		28,077	32,372	22,026
Adjusted EBITDA		$1,113,919	$1,028,006	$868,062
____________________________

(1)	Includes 100% of the depreciation and amortization expense of $72.4 million, $71.7 million and $49.3 million for Buckeye Texas for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Represents transaction, internal and third-party costs related to asset acquisition and integration.

(3)	Represents reductions in revenue related to settlement of a FERC proceeding.

(4)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of Hurricanes Harvey, Irma, and Maria, which occurred in August and September 2017, as well as Hurricane Matthew, which occurred in October 2016, consisting of operating expenses and write-offs of damaged long-lived assets, net of insurance recoveries.

(5)
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

(6)	Represents fair value adjustment amortization related to certain storage contracts acquired in the BBH acquisition. These contracts were fully amortized by December 31, 2016.

(7)	Represents gains on recoveries of property damages caused by third parties, primarily related to an allision with a ship dock at our terminal located in Pennsauken, New Jersey.

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, capacity utilization percentage for our Global Marine Terminals segment and total sales volumes for the Merchant Services segment for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	756.3	759.6	735.9
Jet fuel	373.8	361.1	358.9
Middle distillates (1)	309.7	289.4	337.4
Other products (2)	19.1	16.9	28.5
Total throughput	1,458.9	1,427.0	1,460.7
Terminals:
Throughput (3)	1,251.5	1,238.4	1,215.4

Pipeline average tariff (cents/bbl)	89.7	85.9	83.7

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	92%	99%	96%

Merchant Services (in millions of gallons):
Sales volumes	1,214.8	1,179.7	1,215.0
_____________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes LPG, intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted. Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 88%, 92% and 85% for the years ended December 31, 2017, 2016 and 2015, respectively.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Overview

Income from continuing operations was $493.7 million for the year ended December 31, 2017, a decrease of $55.0 million, or 10.0%, from $548.7 million in 2016.  The decrease was driven by (i) lower operating results primarily in the Global Marine Terminal segment’s Caribbean facilities which were partially offset by earnings from equity investments from the January 2017 investment in VTTI; and (ii) lower operating results in the Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below; as well as (iii) a $14.5 million increase in depreciation and amortization expense related to assets placed in service during the period; and (iv) a $30.7 million increase in interest and debt expense, due to long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition, as well as the long-term debt issued in November 2017. The decrease was partially offset by stronger results from the Domestic Pipelines & Terminals segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Total Adjusted EBITDA was $1,113.9 million for the year ended December 31, 2017, an increase of $85.9 million, or 8.4% , from $1,028.0 million in 2016.  The increase in Adjusted EBITDA was driven by increases in segment Adjusted EBITDA of $85.6 million and $4.6 million from the Global Marine Terminals segment and Domestic Pipelines & Terminals segment, respectively, which was partially offset by a $4.3 million decrease in Adjusted EBITDA from the Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $731.9 million for the year ended December 31, 2017, an increase of $5.3 million, or 0.7%, from $726.6 million for the corresponding period in 2016, primarily driven by an $85.9 million increase in Adjusted EBITDA from our segments, as described above, which was partially offset by (i) a $30.4 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other; (ii) a $5.9 million increase in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, primarily resulting from increased asset integrity project costs and upgrades to station and terminalling equipment; and (iii) our $43.9 million net proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivatives gains and losses, and maintenance capital expenditures.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $573.0 million for the year ended December 31, 2017, an increase of $4.6 million, or approximately 1%, from $568.4 million in 2016.  The increase was primarily due to a $24.2 million increase in revenue, partially offset by a $19.6 million net increase in operating expenses and other.

Pipeline volumes increased by 2.2% due to strong demand for distillate and jet fuel shipments, which were partially offset by weaker demand for gasoline transportation services. Terminalling throughput volumes increased by 1.1% due to higher volumes, reflecting strong customer throughput demand, particularly in the Southeast, partially offset by lower pipeline transfers at our Chicago Complex.

The increase in revenue was due to a $30.2 million increase in pipeline transportation revenues, reflecting contributions from internal growth capital investments placed in service and an increase in average pipeline tariff rates, including the impact of an increase in higher-rate long-haul volumes; a $13.2 million increase in project management revenues due to an increase in project activity; a $7.1 million increase in product recoveries; and a $4.2 million increase in storage revenues, primarily due to storage capacity returned to service and new storage contracts. These revenue increases were partially offset by a $28.6 million decrease in terminalling throughput revenue, primarily due to the exercise by a customer of an early buy-out provision in a crude-by-rail throughput contract at our Albany, New York terminal, in September 2016, partially offset by the positive impact of higher throughput volumes; and a $1.9 million decrease in other revenues. The net increase in operating expenses and other primarily relates to the increased activity within our project management business, as well as increased labor and general and administrative expenses.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $512.8 million for the year ended December 31, 2017, an increase of $85.6 million, or 20.0%, from $427.2 million in 2016.  The increase was primarily due to the $126.6 million Adjusted EBITDA contribution from our equity investment in VTTI, acquired in January 2017, partially offset by a $35.8 million decrease in revenue and a $5.2 million increase in operating expenses.

Revenue from storage and terminalling services decreased by $47.5 million due to lower capacity utilization, driven by lower demand for storage services at our Caribbean facilities as a result of weaker market conditions, as well as the exit of a long-term customer from one of our facilities; partially offset by an increase in processing services revenues at Buckeye Texas. This decrease was further offset by a $11.7 million increase in revenue from ancillary services, including tank cleaning, water disposal, berthing and heating. The average capacity utilization of our marine storage assets was 92% for the year ended December 31, 2017, which was a decrease from 99% in the corresponding period in 2016. The increase in operating expenses was primarily driven by higher property taxes as well as business development costs, and general and administrative expenses.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $28.1 million for the year ended December 31, 2017, a decrease of $4.3 million, or 13.3%, from $32.4 million in 2016.  Adjusted EBITDA was negatively impacted by lower rack margins and weaker market conditions, primarily in the distillate market, partially offset by a decrease in operating expenses.

Revenue increased by $416.3 million due to (i) a $48.3 million increase as a result of 3.0% higher sales volumes and (ii) a $368.0 million increase in refined petroleum product sales due to higher commodity prices (average sales prices per gallon were $1.68 and $1.37 for the 2017 and 2016 periods, respectively).

Cost of product sales increased by $421.7 million primarily due to (i) a $46.9 million increase due to higher sales volumes and (ii) a $374.8 million increase in refined petroleum product cost due to higher commodity prices (average prices per gallon were $1.64 and $1.34 for the 2017 and 2016 periods, respectively). This increase was partially offset by a $1.1 million decrease in operating expenses.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Overview

Income from continuing operations was $548.7 million for the year ended December 31, 2016, an increase of $110.3 million, or 25.2%, from $438.4 million in 2015.  The increase reflected stronger results from all segments, as discussed below in the section covering segment results, as well as $11.0 million in gains from property damage recoveries and the sale of an ammonia pipeline in Texas; partially offset by the following factors: (i) a $33.4 million increase in depreciation and amortization related to assets placed in service during the period, as well as a full year of operation of the Buckeye Texas assets which were commissioned in the fourth quarter of 2015; (ii) a $23.6 million increase in interest and debt expense, due to lower capitalization of interest, as a result of the placement in service of the Buckeye Texas assets during the fourth quarter of 2015, and long-term debt issued in the fourth quarter of 2016 to partially fund the VTTI Acquisition; and (iii) $5.1 million of incremental acquisition and transition expenses.

Total Adjusted EBITDA was $1,028.0 million for the year ended December 31, 2016, an increase of $159.9 million, or 18.4%, from $868.1 million in 2015.  The increase in Adjusted EBITDA was primarily related to increases in segment Adjusted EBITDA of $103.4 million, $46.2 million, and $10.4 million, respectively in Global Marine Terminals, Domestic Pipelines & Terminals, and Merchant Services segments, as further explained within the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $726.6 million for the year ended December 31, 2016, an increase of $114.2 million, or 18.6%, from $612.4 million in 2015.  The increase in distributable cash flow was primarily related to an increase of $159.9 million in Adjusted EBITDA as described above. This increase was partially offset by a $24.0 million increase in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, primarily resulting from increased tank integrity project costs, marine dock structure upgrades, and upgrades to station and terminalling equipment, as well as a $23.5 million increase in interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other, reflecting the factors discussed above.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $568.4 million for the year ended December 31, 2016, an increase of $46.2 million, or 8.8%, from $522.2 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $37.1 million net increase in revenue, a $5.2 million increase in earnings from equity investments and a $3.9 million decrease in operating expenses. The increase in revenue was due to a $40.1 million increase in terminalling throughput revenue and product recovery revenue, reflecting new terminalling-services contracts and $14 million in proceeds from the exercise by a customer of an early buy-out provision in a crude-by-rail contract at our Albany, New York terminal, as well as a $23.4 million increase in storage revenue, primarily due to storage capacity brought back into service, internal growth capital investments, and new storage contracts. These increases were partially offset by a $13.6 million decrease in certain blending activities, a $7.2 million decrease in project management revenues, and $5.6 million decrease in other revenues. The decrease in project management revenues was due to a decrease in project activity. The decrease in operating expenses was primarily due to favorable power and utilities, a decrease in reimbursable expenses within our project management business due to a decrease in project activity, and lower general and administrative expenses; partially offset by higher payroll and benefits, reflecting merit increases and incremental property taxes.

Pipeline volumes decreased by 2.3% due to a decline in distillate volumes, reflecting lower industrial activity and warmer weather, which was partially offset by higher gasoline volumes due to increased customer demand. Terminalling throughput volumes increased by 1.9% due to higher gasoline volumes, reflecting increased customer demand, partially offset by absence of throughput activity and subsequent termination of a crude-by-rail contract at our Albany, New York terminal.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $427.2 million for the year ended December 31, 2016, an increase of $103.4 million, or 31.9%, from $323.8 million for the corresponding period in 2015.  The increase in Adjusted EBITDA was primarily due to a $135.0 million net increase in revenue, partially offset by a $31.6 million increase in operating expenses. The increase in revenue was due to a $138.5 million increase in revenue from storage and terminalling services, reflecting increased contributions from our joint venture interest in Buckeye Texas, as a result of assets commissioned during the fourth quarter of 2015. Our internal growth capital investments since the second quarter of 2015 increased available storage capacity and diversified our asset capabilities at Buckeye Texas and other marine storage terminals. In addition, such capital investments enabled us to achieve an increase in storage and terminalling services revenue in 2016. The average capacity utilization of our marine storage assets was 99% for the year ended December 31, 2016, which was an increase from 96% in the corresponding period in 2015. These increases in revenue were partially offset by a $3.5 million decrease in ancillary revenues, which was principally due to lower berthing activity and other related ancillary services. Operating expenses increased by $31.6 million, primarily due to the operation of the Buckeye Texas assets.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $32.4 million for the year ended December 31, 2016, an increase of $10.4 million, or 47.3%, from $22.0 million for the corresponding period in 2015.  Adjusted EBITDA was positively impacted by continued effective inventory management and a decrease in operating expenses.

Adjusted EBITDA was negatively impacted by a $415.8 million decrease in revenue, which included a $59.2 million decrease due to 2.9% lower volumes sold and a $356.6 million decrease in refined petroleum product sales due to lower commodity prices (average sales prices per gallon were $1.37 and $1.68 for the 2016 and 2015 periods, respectively).

Adjusted EBITDA was positively impacted by a $423.8 million decrease in cost of product sales, which included a $58.1 million decrease due to 2.9% lower volumes sold and a $365.7 million decrease in refined petroleum product cost due to lower commodity prices (average prices per gallon were $1.34 and $1.65 for the 2016 and 2015 periods, respectively) and a $2.4 million decrease in operating expenses.

General Outlook for 2018

We expect to see solid performance across our reporting segments for 2018 as we benefit from improving market conditions, particularly around our Domestic Pipeline & Terminal segment’s assets. We expect to see incremental returns associated with growth capital investments made across our global portfolio, including the VTTI Merger. Offsetting this growth, we expect to see continued storage market challenges that may impact contract renewal rates and capacity utilization in our segregated storage business.

Domestic Pipelines & Terminals Segment Business Outlook and Growth Projects

In 2018, we expect tariff increases on our market-based and FERC index-based tariff pipelines to drive a part of our pipeline revenue growth. Pipeline throughput volumes are projected to remain relatively flat as strength in distillate volumes is partially offset by the impact of expected refinery turnarounds and other minor system fluctuations. Throughput volumes across our domestic terminals are expected to increase moderately from the completion of growth capital initiatives across our system and expansion of market share, primarily in the Southeast and Northeast United States. Throughput revenues are anticipated to be impacted by the expiration of a crude-by-rail contract at our Chicago Complex in early 2018 that we do not expect to be renewed. Our butane blending and settlement revenues, including revenues associated with the operation of our vapor recovery equipment, are expected to generate incremental benefits compared to the prior year.

We expect to see the benefit, in 2018, from a number of growth projects currently underway. We continue to advance through the regulatory approval process on the second phase of our Michigan/Ohio Expansion Project. This second phase builds on the initial phase of the project to further expand Buckeye’s capabilities to deliver refined products from Midwestern refineries to destinations in Western Pennsylvania, as well as to Altoona in central Pennsylvania, through the planned partial reversal of our Laurel pipeline. While we await final regulatory approval, which is expected in mid-2018, our teams continue to advance engineering and construction planning efforts to meet our expected in-service date of late 2018.

We expect to sign a long-term agreement for an expansion of our Chicago Complex to provide additional services to a major Midwestern-area refinery. This project includes the construction of additional product tankage, for which we have already received necessary air permits, as well as the significant expansion of an existing truck rack on our site. We expect this project to be completed in 2019.

We have completed or are advancing a number of smaller projects that require moderate capital investments and have attractive return profiles that we expect to contribute to our 2018 performance. We have ongoing return capital projects at a number of our terminals that are intended to increase capacity, connectivity and optionality for our customers by adding storage capacity, multi-modal product handling, offloading and take-away capacity at these facilities. We have made investments across our terminalling asset footprint to upgrade our vapor recovery unit equipment, improving the contribution from recovery of truck rack vapors while benefiting the environment by reducing our emissions. We expect to benefit in 2018 from these and other projects completed in 2017 or projected to be completed in 2018.

Buckeye Texas Partners Joint Venture Opportunities

Our operations teams at our Buckeye Texas Partners joint venture remain focused on improving the operational capabilities of our assets in South Texas, and we expect to see improved throughput rates on our condensate splitters. We are working with our partner and customer on various projects intended to debottleneck and improve the throughput capabilities of our facilities. These projects include expanding dock capabilities, adding storage capacity and increasing pipeline connectivity, in advance of an anticipated increase in throughput volumes due to our customer’s increased supply commitments on pipelines from the Permian into Corpus Christi.

VTTI Strategic Rationale and Take Private Transaction

Our equity investment in VTTI represents a significant interest in a global network with substantial breadth and scale. Our combined marine storage terminal footprint is situated across major global logistics hubs, including the U.S. Gulf Coast, New York Harbor, Northwest Europe, the Caribbean, the Middle East and Southeast Asia, as well as key terminalling locations in emerging markets. These facilities include state-of-the-art, world class marine terminals designed with a focus on providing superior customer optionality, most with multi-modal capabilities to receive and deliver a wide array of petroleum products. This platform represents a broad set of organic and expansion opportunities capitalizing on a number of emerging market trends at attractive expected investment multiples.

In September 2017, VTTI successfully completed the VTTI Merger, which simplified VTTI’s structure and further enhanced the expected accretion to Buckeye’s distributable cash flow.

Global Marine Terminals Segment Storage Business Outlook and Growth Projects

We continue to be impacted by evolving market conditions that are anticipated to be less favorable for segregated storage demand. Our commercial teams, however, have historically been able to maintain high levels of utilization of available storage capacity through varying market cycles. We believe we are well-positioned to manage through these current market conditions as we continue to be proactive in leveraging our diversified portfolio of assets to meet our customers’ needs, although we may see pressure on storage rates. We are converting certain of our storage capacity in the Caribbean to handle a wider spectrum of products, as well as further enhancing some of our service offerings to accommodate new business lines. In the New York Harbor, we are currently constructing a 16” bi-directional pipeline between our Perth Amboy and Raritan Bay terminals, which will provide enhanced connectivity and is expected to drive improved utilization across our storage assets in the area.  The project is expected to be completed in the spring of 2018.

Merchant Services Segment Business Outlook

Our Merchant Services segment continues to focus on optimizing its position across our portfolio of domestic assets to drive higher utilization and incremental value to Buckeye. We believe this segment’s disciplined supply management efforts will deliver stable results in 2018.

Capital Market and Financing Activities

We have $400 million of long-term debt maturing in November 2018. We believe that we have sufficient liquidity available on our $1.5 billion revolving Credit Facility to satisfy this maturity, although we do plan to access the debt capital market in late 2018. We have executed approximately $500 million of forward starting interest rate hedges that mature in late 2018 to partially mitigate the risk of rising interest rates on our expected issuance. During 2017, issuances of LP Units under our at-the-market (“ATM”) offering program aggregated to approximately $346 million. We expect the LP Unit issuances made under our ATM offering program in 2017 to be sufficient to fund the equity portion of our growth capital projects in the near term. Our ATM offering program expired in January 2018 concurrent with the expiration of our traditional shelf registration statement and Equity Distribution Agreement. Our new traditional shelf registration statement became effective in December 2017, and we intend to enter into a new equity distribution agreement in connection with our ATM offering program in 2018. Under current market conditions, we believe that we could raise additional capital in both the debt and equity capital markets on acceptable terms to fund appropriate asset or business acquisitions.

We will continue to evaluate opportunities throughout 2018 to acquire or construct assets that are strategically positioned to support our long-term growth strategy and will determine the appropriate financing structure on acceptable terms for any opportunity we pursue.

The forward-looking statements contained in this “General Outlook for 2018” speak only as of the date hereof.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All such forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report, including under the captions “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report and in our future periodic reports filed with the SEC.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this “General Outlook for 2018” may not occur.

Liquidity and Capital Resources

            General

                        Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our $1.5 billion revolving Credit Facility and proceeds from the issuance of our LP Units.  We will, from time to time, issue debt securities to refinance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP, and Buckeye Caribbean Terminals LLC (collectively the Buckeye Merchant Service Companies or “BMSC”) fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy is to fund maintenance capital expenditures with cash from continuing operations.  Expansion and cost reduction capital expenditures, along with acquisitions, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain an appropriate leverage ratio and our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from continuing operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements, including our expansion plans over the next 12 months.

            Current Liquidity

As of December 31, 2017, we had a $28.8 million working capital deficit and $1.1 billion of availability under our Credit Facility.

Capital Structuring Transactions

As part of our ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of our asset-based business, we may explore additional sources of external liquidity, including public or private debt or equity issuances.  Matters to be considered will include cash interest expense and maturity profile, all to be balanced with maintaining adequate liquidity.  We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the SEC that allows us to issue up to an aggregate of $1 billion in equity securities. From time to time, we enter into equity distribution agreements in connection with our ATM offering program pursuant to which we may issue and sell LP Units registered under our traditional shelf registration statement. All issuances of equity securities under the Equity Distribution Agreement in 2017 were issued pursuant to a traditional shelf registration statement that expired, along with the Equity Distribution Agreement, on January 15, 2018. We filed a new traditional shelf registration statement with the SEC, under which we had $1 billion of unsold securities available as of December 31, 2017. We intend to enter into a new equity distribution agreement in connection with our ATM offering program in 2018. The universal and traditional shelf registration statements will expire in November and December 2020, respectively.

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

In addition, we periodically evaluate engaging in strategic transactions as a source of capital or may consider divesting non-strategic assets where our evaluation suggests such a transaction is in the best interest of our business.

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

Debt

At December 31, 2017, we had the following debt obligations (in thousands):

6.050% Notes due January 15, 2018	$300,000
2.650% Notes due November 15, 2018	400,000
5.500% Notes due August 15, 2019	275,000
4.875% Notes due February 1, 2021	650,000
4.150% Notes due July 1, 2023	500,000
4.350% Notes due October 15, 2024	300,000
3.950% Notes due December 1, 2026	600,000
4.125% Notes due December 1, 2027	400,000
6.750% Notes due August 15, 2033	150,000
5.850% Notes due November 15, 2043	400,000
5.600% Notes due October 15, 2044	300,000
Term Loan due September 30, 2019	250,000
Credit Facility due September 30, 2021	418,904
Unamortized discounts & debt issuance costs	(33,379)
Total debt	$4,910,525

At December 31, 2017, the aggregate principal amount outstanding of our various long-term debt obligations (including current maturities) was $4,943.9 million. At December 31, 2017, we were in compliance with the covenants under our Credit Facility and our $250.0 million variable-rate term loan due September 30, 2019 (the “Term Loan”). As of December 31, 2017, we have $1.1 billion of availability under our Credit Facility. For more information regarding our debt-related transactions, see Note 13 in the Notes to Consolidated Financial Statements for additional information.

In January 2018, we issued $400.0 million of Junior Notes maturing on January 22, 2078, which are redeemable at Buckeye’s option, in whole or in part, on or after January 22, 2023. The Junior Notes bear interest at a fixed rate of 6.375% per year up to, but not including, January 22, 2023. From January 22, 2023, the Junior Notes will bear interest at a floating rate based on the Three-Month LIBOR Rate plus 4.02%, reset quarterly. Total proceeds from this offering, after underwriting fees, expenses, and debt issuance costs, were $394.9 million. We used the net proceeds from this offering for general partnership purposes and to reduce the indebtedness outstanding under our Credit Facility.

In November 2017, we issued $400.0 million of senior unsecured 4.125% notes maturing on December 1, 2027 in an underwritten public offering at 99.503% of their principal amount. Total proceeds from this offering, after underwriting fees, expenses, and debt issuance costs, were $394.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, a portion of which was subsequently reborrowed in January 2018 in order to repay in full the $300.0 million of 6.050% notes due on January 15, 2018 and $9.1 million of related accrued interest.

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our Credit Facility.

Equity

During the year ended December 31, 2017, we sold 6.2 million LP Units in aggregate under the Equity Distribution Agreement, received $345.8 million in net proceeds after deducting commissions and other related expenses. See Note 21 in the Notes to Consolidated Financial Statements for additional information.

Buckeye expects the LP Unit issuances made under the Equity Distribution Agreement in 2017 to be sufficient to fund the equity portion of its growth capital projects in the near term.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$888,402	$717,917	$710,192
Investing activities	(1,809,988)	(481,702)	(614,894)
Financing activities	283,426	399,244	(98,625)

            Operating Activities

                        2017.  Net cash provided by operating activities was $888.4 million for the year ended December 31, 2017, primarily related to $493.7 million of net income, $269.2 million of depreciation and amortization, a $56.4 million decrease in inventory in the Merchant Services segment, $17.2 million in amortization of debt issuance costs, discounts and interest rate swaps, $20.0 million in interest rate swap settlements, and $30.6 million of non-cash unit-based compensation expense, which were partially offset by a $24.7 million net increase in the fair value of derivatives assets.

                        2016. Net cash provided by operating activities was $717.9 million for the year ended December 31, 2016, primarily related to $548.7 million of net income, $254.7 million of depreciation and amortization, and a $103.3 million net decrease in the fair value of derivatives, which were partially offset by a $162.3 million increase in inventory, primarily driven by an increase in commodity prices.

                        2015.  Net cash provided by operating activities was $710.2 million for the year ended December 31, 2015, primarily related to $437.5 million of net income, $221.3 million of depreciation and amortization, a $56.8 million decrease in working capital, $29.2 million of non-cash unit-based compensation expense and $12.2 million of amortization of losses on terminated interest rate swaps, which were partially offset by $52.8 million in litigation settlement payments.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

            Investing Activities

                        2017.  Net cash used in investing activities of $1.8 billion for the year ended December 31, 2017 primarily related to$433.3 million of capital expenditures, $1.2 billion related to the acquisition of an equity investment, and $237.8 million related to the contribution to the same equity investment.

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

	Year Ended December 31,
	2017	2016	2015
Maintenance capital expenditures (1)	$144,046	$129,691	$99,617
Expansion and cost reduction	289,289	356,625	494,903
Total capital expenditures(2)	$433,335	$486,316	$594,520
_____________________________

(1)
Includes maintenance capital expenditures of $14.6 million at the BBH facility and Yabucoa Terminal in Puerto Rico as a result of Hurricanes Matthew and Maria for the year ended December 31, 2017 and $6.1 million for the year ended December 31, 2016 as a result of Hurricane Matthew.

(2)
Amounts exclude the impact of accruals. On an accrual basis, capital expenditure additions to property, plant and equipment were $436.9 million, $457.4 million and $616.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Total capital expenditures decreased for the year ended December 31, 2017, as compared to 2016.  Our expansion and cost reduction capital expenditures were $289.3 million for the year ended December 31, 2017, which is a decrease of $67.3 million, or 18.9%, from $356.6 million for the corresponding period in 2016.  Year-to-year fluctuations in our expansion and cost reduction capital expenditures were primarily driven by the completion of construction activities and certain large organic growth capital projects, including the first phase of the Michigan/Ohio pipeline expansion project in the fourth quarter of 2016, the continuation of subsequent phases in 2017 for projects in the Midwest and New York Harbor, and new expansion, tank capacity optimization and cost reduction projects in 2017 in our Caribbean locations. Our maintenance capital expenditures were $144.0 million for the year ended December 31, 2017, which is an increase of $14.3 million, or 11.0%, from $129.7 million for the corresponding period in 2016.  Year-to-year fluctuations in our maintenance capital expenditures were primarily driven by increased asset integrity and facility infrastructure projects. Our most significant maintenance capital expenditures for the year ended December 31, 2017 included tank integrity work across our asset locations to maintain operating capacity, replacements at our BBH facility and Yabucoa Terminal as a result of Hurricanes Matthew and Maria, marine dock improvements and upgrades to station and terminalling equipment across our asset locations.

Total capital expenditures decreased for the year ended December 31, 2016, as compared to the corresponding period in 2015 primarily due to decreases in expansion and cost reduction capital expenditures. Our expansion and cost reduction capital expenditures were $356.6 million for the year ended December 31, 2016, which is a decrease of $138.3 million, or 27.9%, from $494.9 million for the corresponding period in 2015. Year-to-year fluctuations in our expansion and cost reduction capital expenditures were primarily driven by the completion of major organic growth capital projects associated with the initial build- out of our facilities at Buckeye Texas, including the significant completion of a deep-water marine terminal, two condensate splitters, an LPG storage complex and three crude oil and condensate gathering facilities in 2015. Our most significant organic growth capital expenditures for the year ended December 31, 2016 included cost reduction and revenue generating projects related to enhancements across our portfolio of terminalling assets, butane blending capabilities, completion of rail unloading facilities, crude oil storage/transportation/processing and a pipeline integrity enhancement program that improved the operational efficiencies in our pipeline systems. Our maintenance capital expenditures were $129.7 million for the year ended December 31, 2016, which is an increase of $30.1 million, or 30.2%, from $99.6 million for the corresponding period in 2015. Year-to-year fluctuations in our maintenance capital expenditures were primarily driven by increased asset integrity and facility infrastructure projects. Our most significant maintenance capital expenditures for the year ended December 31, 2016 included tank integrity work necessary to maintain operating capacity, replacements at our BBH facility as a result of Hurricane Matthew, marine dock structure improvements and upgrades to station and terminalling equipment.

We estimate our capital expenditures for the period indicated as follows (in thousands):

	2018
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$70,000	$80,000
Expansion and cost reduction	219,000	249,000
Total capital expenditures	$289,000	$329,000

Global Marine Terminals:
Maintenance capital expenditures	$40,000	$50,000
Expansion and cost reduction	56,000	76,000
Total capital expenditures (1)	$96,000	$126,000

Overall:
Maintenance capital expenditures	$110,000	$130,000
Expansion and cost reduction	275,000	325,000
Total capital expenditures	$385,000	$455,000
_____________________________

(1)	Includes 100% of Buckeye Texas’ capital expenditures.

Estimated maintenance capital expenditures include tank refurbishments and upgrades to station and terminalling equipment, asset integrity, field instrumentation and cathodic protection systems and exclude capital expenditures expected to be incurred in response to hurricane related damages. Estimated major expansion and cost reduction expenditures include the continuing capacity expansion of our pipeline system and terminalling capacity in the Midwest, continuing expansion of the facilities in the New York Harbor, continued investment in South Texas facilities, an expansion of the Jacksonville terminal, and various tank construction and conversion projects in our Global Marine Terminals and Domestic Pipelines & Terminals segments.

Financing Activities

2017.  Net cash flows provided by financing activities of $283.4 million for the year ended December 31, 2017 primarily related to $418.9 million of net borrowings under the Credit Facility, $398.0 million of proceeds from the issuance of the 4.125% notes due November 2027, and $345.8 million of proceeds from the issuance of an aggregate 6.2 million LP Units under the Equity Distribution Agreement, partially offset by $714.5 million of cash distributions paid to unitholders ($5.013 per LP Unit) and a $125.0 million principal repayment of our 5.125% notes in July 2017.

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

2015.  Net cash flows used in financing activities of $98.6 million for the year ended December 31, 2015 primarily related to $591.0 million of cash distributions paid to unitholders ($4.625 per LP Unit), partially offset by $306.5 million of net borrowings under the Credit Facility and $161.5 million of net proceeds from the issuance of 2.2 million LP Units under equity distribution agreements in connection with our ATM offering program.

For further discussion on our equity offerings, see Note 21 in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$4,691,700	700,000	525,000	816,700	2,650,000
Interest payments (2)	2,007,926	201,244	355,772	280,682	1,170,228
Operating leases:
Office space and other	14,781	3,031	5,708	3,182	2,860
Equipment (3)	85,042	11,133	18,078	18,911	36,920
Land leases (4)	99,863	2,659	5,318	5,318	86,568
Purchase obligations (5)	167,379	167,379	—	—	—
Total contractual obligations	$7,066,691	$1,085,446	$909,876	$1,124,793	$3,946,576
_____________________________

(1)	Includes long-term debt portion borrowed under our Credit Facility. See Note 13 in the Notes to Consolidated Financial Statements for additional information regarding our debt obligations.

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

For the year ended December 31, 2018, our rights-of-way payments are expected to be $7.6 million, which include an estimated amount for annual escalation.

In addition, our obligations related to our pension and postretirement benefit plans are discussed in Note 18 in the Notes to Consolidated Financial Statements.

Employee Stock Ownership Plan

Services Company provides the Employee Stock Ownership Plan (“ESOP”) to the majority of its employees hired before September 16, 2004.  Employees hired by Services Company after September 15, 2004 and certain employees covered by a union multi-employer pension plan do not participate in the ESOP.  The ESOP owns all of the outstanding common stock of Services Company.

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

All Services Company stock has been allocated to ESOP participants.  See Note 18 in the Notes to Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, we had no off-balance sheet debt or arrangements.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities (“VIEs”), of which we are the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary, which is generally defined as the party who has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE.  We evaluate our relationships with our VIEs, which include Buckeye Texas, Services Company and Sabina Pipeline, on an ongoing basis to determine whether we continue to be the primary beneficiary.  Third party or affiliate ownership interests in our consolidated VIEs are presented as noncontrolling interests.  All intercompany transactions are eliminated in consolidation.

Business Combinations and Investments

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.  The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets.  The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition, reduced for depreciation of the asset. With respect to equity method investments, we make similar determinations in relation to any basis difference between our investment and our interest in the underlying net assets of the investee.

Valuation of Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment: (i) on an annual basis on October 31st of each year; or (ii) on an interim basis if circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value.

For our annual goodwill impairment evaluations as of October 31, 2017, we performed qualitative assessments to evaluate the recoverability of each reporting unit's goodwill. Qualitative factors considered in this assessment include economic conditions, industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine the fair value of a reporting unit is more likely than not to be less than its carrying amount, we are required to perform a quantitative test in which the fair value of a reporting unit will be compared with its carrying amount. If the reporting unit’s carrying value exceeds its fair value, an impairment charge will be recognized to the extent that the carrying value of goodwill exceeds its fair value. Based on our qualitative assessment, we determined that it is not more likely than not that the fair value of each reporting unit is lower than its carrying value; therefore, the quantitative impairment test was not required. We did not recognize any goodwill impairment during the years ended December 31, 2017, 2016 or 2015.

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

In December 2013, the Board of Directors approved a plan to divest the natural gas storage facility and related assets that our former subsidiary, Lodi, owned and operated in Northern California.  We refer to this group of assets as our Natural Gas Storage disposal group.  In July 2014, we signed a purchase and sale agreement to sell our Natural Gas Storage disposal group and completed the sale in December 2014.  See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an “other than temporary” loss in value of the investment.  Estimates of future cash flows include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) probabilities assigned to different cash flow scenarios.  There were no impairments of our equity investments during the years ended December 31, 2017, 2016 or 2015.

Reserves for Environmental Matters

We record environmental liabilities for a specific site when environmental assessments occur or remediation efforts are probable, and the costs can be reasonably estimated based upon past experience, discussion with operating personnel, advice of outside engineering and consulting firms, discussion with legal counsel, and current facts and circumstances.  The estimates related to environmental matters are uncertain because: (i) estimated future expenditures are subject to cost fluctuations and change in the estimated remediation period; (ii) unanticipated liabilities may arise; and (iii) changes in federal, state and local environmental laws and regulations may significantly change the extent of remediation.

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

Futures contracts are valued using quoted market prices obtained from the NYMEX. Physical derivative contracts are valued using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data, and are net of credit value adjustments (“CVAs”).

The fixed-price and index purchase contracts are typically executed with credit worthy counterparties and are short-term in nature, thus evaluated for credit risk in the same manner as the fixed-price sales contracts.  However, because the fixed-price sales contracts are privately negotiated with customers of the Merchant Services segment who are generally smaller, private companies that may not have established credit ratings, the determination of an adjustment to fair value to reflect counterparty credit risk (a “credit valuation adjustment”) requires management judgment.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2017	$(28,801)	$62,609	$33,808
Cash settlements during the period	34,964	(20,018)	14,946
Change in fair value attributable to new deals during the period	1,318	—	1,318
Change in fair value attributable to existing deals at January 1st	(11,688)	(10,597)	(22,285)
Fair value of contracts outstanding at December 31, 2017	$(4,207)	$31,994	$27,787

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical contracts accounted for at fair value.  In addition, the segment uses exchange-traded refined petroleum product futures and over-the-counter (“OTC”) traded physical fixed-price derivative contracts to hedge expected future transactions related to certain forecasted purchases and sales of refined petroleum products. Finally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on pricing spreads between gasoline and butane inventory in connection with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, as well as observable market data from third-party pricing publications for refined petroleum product inventories and physical contracts accounted for at fair value designated in hedging relationships at December 31, 2017, the estimated fair value, excluding variation margins, would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$240,658
Fair value assuming 10% increase in underlying commodity prices	Asset	$253,628
Fair value assuming 10% decrease in underlying commodity prices	Asset	$227,688

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

Our practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board.  In February 2009, the Board adopted an interest rate hedging policy which permits us to enter into certain short-term interest rate swap agreements to manage our interest rate and cash flow risks associated with a credit facility.  In addition, in August 2016, the Board authorized us to enter into forward-starting interest rate swaps to manage our interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of existing debt obligations. Based on a hypothetical 10% movement in the underlying interest rates at December 31, 2017, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$31,994
Fair value assuming 10% increase in underlying interest rates	Asset	$28,795
Fair value assuming 10% decrease in underlying interest rates	Asset	$35,193

See Note 16 in the Notes to Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

At December 31, 2017, we had total fixed-rate debt obligations under various public notes at an aggregate carrying value of $4.2 billion.  Based on a hypothetical 1% movement in the underlying interest rates at December 31, 2017, the estimated fair value of these debt obligations would be as follows (in millions):

Scenario	Fair Value of Fixed-Rate Debt
Fair value assuming no change in underlying interest rates (as is)	$4,420
Fair value assuming 1% increase in underlying interest rates	$4,170
Fair value assuming 1% decrease in underlying interest rates	$4,704

At December 31, 2017, our variable-rate obligations were $668.9 million. Based on the balance outstanding at December 31, 2017, we estimate that a 1% increase or decrease in underlying interest rates would increase or decrease annual interest expense by $6.7 million.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency.  BBH’s functional currency is the U.S. dollar and it is equivalent in value to the Bahamian dollar.  St. Lucia is a sovereign island country in the Caribbean and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years.  The functional currency for our operations in St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within our consolidated statements of operations.  The effects of foreign currency transactions were not considered to be material for the years ended December 31, 2017, 2016 and 2015.

Our equity method investment in VTTI indirectly exposes us to foreign currency risk, primarily with respect to the Euro, Malaysian Ringgit and United Arab Emirates Dirham. VTTI manages its exposure to foreign currency risk with foreign exchange hedging strategies. Our proportionate share of VTTI’s foreign currency transaction, hedging and translation gains and losses is included in our earnings from equity investments and accumulated other comprehensive income, as applicable. We recognized our proportionate share of $49.6 million of VTTI’s other comprehensive income, primarily comprised of foreign currency translation adjustments in other comprehensive income for the year ended December 31, 2017.

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

Management evaluated the internal control over financial reporting of Buckeye as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (“COSO”).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the internal control over financial reporting of Buckeye was effective.

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

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the
Partners of Buckeye Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, Buckeye maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of Buckeye and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis of Opinion

Buckeye’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Buckeye’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Buckeye in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Buckeye GP LLC and the
Partners of Buckeye Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Buckeye Partners, L.P. and subsidiaries (“Buckeye”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of Buckeye as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Buckeye’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018 expressed an unqualified opinion on Buckeye’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of Buckeye’s management.  Our responsibility is to express an opinion on Buckeye’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Buckeye in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2018

We have served as Buckeye’s auditor since 1985.

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product sales	$2,014,980	$1,594,240	$2,028,323
Transportation, storage and other services	1,633,165	1,654,136	1,425,111
Total revenue	3,648,145	3,248,376	3,453,434

Costs and expenses:
Cost of product sales	1,969,182	1,549,522	1,965,844
Operating expenses	639,563	629,942	573,368
Depreciation and amortization	269,243	254,659	221,278
General and administrative	90,975	86,098	88,828
Other, net	(4,722)	(5,187)	—
Total costs and expenses	2,964,241	2,515,034	2,849,318
Operating income	683,904	733,342	604,116

Other income (expense):
Earnings from equity investments	36,005	11,536	6,381
Interest and debt expense	(225,583)	(194,922)	(171,330)
Other income	211	179	98
Total other expense, net	(189,367)	(183,207)	(164,851)

Income from continuing operations before taxes	494,537	550,135	439,265
Income tax expense	(872)	(1,460)	(874)
Income from continuing operations	493,665	548,675	438,391
Loss from discontinued operations (Note 4)	—	—	(857)
Net income	493,665	548,675	437,534
Less: Net income attributable to noncontrolling interests	(14,863)	(13,067)	(311)
Net income attributable to Buckeye Partners, L.P.	$478,802	$535,608	$437,223

Basic earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$3.33	$4.05	$3.42
Discontinued operations	—	—	(0.01)
Total	$3.33	$4.05	$3.41

Diluted earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Continuing operations	$3.32	$4.03	$3.41
Discontinued operations	—	—	(0.01)
Total	$3.32	$4.03	$3.40

Weighted average units outstanding:
Basic	142,501	132,242	128,084
Diluted	143,144	132,927	128,617

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$493,665	$548,675	$437,534
Other comprehensive income (loss):
Unrealized (losses) gains on derivative instruments, net	(10,733)	60,281	1,266
Reclassification of derivative losses to net income, net	11,922	10,884	12,151
Changes in benefit plan assets and benefit obligations	3,393	1,083	4,030
Other comprehensive income from equity method investments	49,642	—	—
Total other comprehensive income	54,224	72,248	17,447
Comprehensive income	547,889	620,923	454,981
Less: Comprehensive income attributable to noncontrolling interests	(14,863)	(13,067)	(311)
Comprehensive income attributable to Buckeye Partners, L.P.	$533,026	$607,856	$454,670

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$2,180	$640,340
Accounts receivable, net	270,648	236,416
Construction and pipeline relocation receivables	11,047	17,276
Inventories	301,425	356,803
Derivative assets	34,959	1,526
Prepaid and other current assets	36,339	66,536
Total current assets	656,598	1,318,897

Property, plant and equipment	7,928,240	7,523,774
Less: Accumulated depreciation	(1,192,448)	(1,040,492)
Property, plant and equipment, net	6,735,792	6,483,282

Equity investments	1,494,412	89,564
Goodwill	1,007,313	1,004,545

Intangible assets	615,086	616,286
Less: Accumulated amortization	(256,025)	(192,983)
Intangible assets, net	359,061	423,303

Other non-current assets	51,483	101,512
Total assets	$10,304,659	$9,421,103

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$252,204	$—
Accounts payable	160,777	107,383
Derivative liabilities	7,172	26,272
Accrued and other current liabilities	265,207	265,893
Total current liabilities	685,360	399,548

Long-term debt	4,658,321	4,217,695
Other non-current liabilities	92,656	105,437
Total liabilities	5,436,337	4,722,680

Commitments and contingent liabilities (Note 5)	—	—

Partners’ capital:
Buckeye Partners, L.P. capital:
Limited Partners (146,677,459 and 140,263,787 units outstanding as of December 31, 2017 and 2016, respectively)	4,562,306	4,437,316
Accumulated other comprehensive income (loss)	28,631	(25,593)
Total Buckeye Partners, L.P. capital	4,590,937	4,411,723
Noncontrolling interests	277,385	286,700
Total partners’ capital	4,868,322	4,698,423
Total liabilities and partners’ capital	$10,304,659	$9,421,103

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$493,665	$548,675	$437,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of terminated interest rate swap agreements	20,018	—	—
Depreciation and amortization	269,243	254,659	221,278
Amortization of debt issuance costs, discounts, and terminated interest swaps	17,202	16,926	16,861
Non-cash unit-based compensation expense	30,568	33,482	29,215
Legal reserves, net	—	—	(37,610)
(Gain) loss on asset impairments and disposals, net	(5,406)	(5,187)	—
Changes in fair value of derivatives, net	(24,730)	103,336	(9,177)
Amortization of unfavorable storage contracts	—	(5,979)	(11,071)
Earnings from equity investments	(36,005)	(11,536)	(6,381)
Distributions of earnings from equity investments	35,854	3,280	5,108
Other non-cash items	3,632	7,162	7,593
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	(28,957)	(23,646)	48,006
Construction and pipeline relocation receivables	6,229	(4,961)	7,051
Inventories	56,430	(162,257)	52,775
Prepaid and other current assets	23,278	(41,224)	(3,523)
Accounts payable	46,078	25,983	(65,239)
Accrued and other current liabilities	(4,278)	(7,347)	16,759
Other non-current assets and liabilities	(14,419)	(13,449)	1,013
Net cash provided by operating activities	888,402	717,917	710,192
Cash flows from investing activities:
Capital expenditures	(433,335)	(486,316)	(594,520)
Acquisition of equity investment	(1,150,000)	—	—
Contribution to equity investment	(237,844)	—	(300)
Distributions from equity investments in excess of earnings	31,724	2,526	—
Acquisitions of business, net of cash acquired	(26,942)	(26,025)	(8,118)
Proceeds from property disposals and recoveries	6,409	8,263	9,404
Escrow returns (deposits)	—	19,850	(21,360)
Net cash used in investing activities	(1,809,988)	(481,702)	(614,894)
Cash flows from financing activities:
Net proceeds from issuance of LP Units	345,795	689,128	161,474
Net proceeds from exercise of Unit options	481	300	215
Payment of tax withholding on issuance of LTIP awards	(9,447)	(6,711)	(7,700)
Issuance of long-term debt	398,012	847,864	—
Repayment of long term-debt	(125,000)	—	—
Debt issuance costs	(3,594)	(6,413)	(1,115)
Borrowings under the BPL Credit Facility	1,912,872	1,007,200	1,627,450
Repayments under the BPL Credit Facility	(1,746,172)	(1,368,200)	(1,266,450)
Net borrowings (repayments) under the BMSC Credit Facility	252,204	(111,488)	(54,512)
Acquisition of remaining noncontrolling interest	—	—	(10,044)
Contributions from noncontrolling interests	12,000	5,000	57,000
Distributions paid to noncontrolling interests	(39,230)	(15,750)	(13,972)
Distributions paid to unitholders	(714,495)	(641,686)	(590,971)
Net cash provided by (used in) financing activities	283,426	399,244	(98,625)
Net (decrease) increase in cash and cash equivalents	(638,160)	635,459	(3,327)
Cash and cash equivalents — Beginning of year	640,340	4,881	8,208
Cash and cash equivalents — End of year	$2,180	$640,340	$4,881

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Limited Partners	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Partners' capital - January 1, 2015	$3,817,916	$(115,288)	$237,968	$3,940,596
Net income	437,223	—	311	437,534
Acquisition of remaining noncontrolling interests	(8,276)	—	(1,768)	(10,044)
Adjusted value of noncontrolling interest in acquisition	—	—	(1,220)	(1,220)
Distributions paid to unitholders	(594,132)	—	3,161	(590,971)
Contributions from noncontrolling interests	—	—	57,000	57,000
Net proceeds from issuance of LP Units	161,474	—	—	161,474
Amortization of unit-based compensation awards	29,332	—	—	29,332
Net proceeds from exercise of Unit options	215	—	—	215
Payment of tax withholding on issuance of LTIP awards	(7,700)	—	—	(7,700)
Distributions paid to noncontrolling interests	—	—	(13,972)	(13,972)
Other comprehensive income	—	17,447	—	17,447
Accrual of distribution equivalent rights	(3,085)	—	—	(3,085)
Other	263	—	(128)	135
Partners' capital - December 31, 2015	3,833,230	(97,841)	281,352	4,016,741
Net income	535,608	—	13,067	548,675
Distributions paid to unitholders	(644,729)	—	3,043	(641,686)
Net proceeds from issuance of LP Units	689,128	—	—	689,128
Amortization of unit-based compensation awards	33,482	—	—	33,482
Net proceeds from exercise of Unit options	300	—	—	300
Payment of tax withholding on issuance of LTIP awards	(6,711)	—	—	(6,711)
Distributions paid to noncontrolling interests	—	—	(15,750)	(15,750)
Contributions from noncontrolling interests	—	—	5,000	5,000
Other comprehensive income	—	72,248	—	72,248
Accrual of distribution equivalent rights	(3,004)	—	—	(3,004)
Other	12	—	(12)	—
Partners' capital - December 31, 2016	4,437,316	(25,593)	286,700	4,698,423
Net income	478,802	—	14,863	493,665
Distributions paid to unitholders	(717,393)	—	2,898	(714,495)
Net proceeds from issuance of LP Units	345,795	—	—	345,795
Amortization of unit-based compensation awards	30,568	—	—	30,568
Net proceeds from exercise of Unit options	481	—	—	481
Payment of tax withholding on issuance of LTIP awards	(9,447)	—	—	(9,447)
Distributions paid to noncontrolling interests	—	—	(39,230)	(39,230)
Contributions from noncontrolling interests	—	—	12,000	12,000
Other comprehensive income	—	54,224	—	54,224
Accrual of distribution equivalent rights	(3,662)	—	—	(3,662)
Other	(154)	—	154	—
Partners' capital - December 31, 2017	$4,562,306	$28,631	$277,385	$4,868,322

See Notes to Consolidated Financial Statements

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), and its limited partnership units representing limited partner interests (“LP Units”), are listed on the New York Stock Exchange under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in these Notes to Consolidated Financial Statements, “we,” “us,” “our” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, includes our subsidiaries.

We were formed as a partnership in 1986 from predecessor companies and own and operate, or own a significant interest in, a diversified global network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Our global terminal network, including through our equity interest in VTTI B.V. (“VTTI”), comprises more than 135 liquid petroleum products terminals with aggregate tank capacity of over 176 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in key petroleum logistics hubs in the East Coast, Midwest and Gulf Coast regions of the United States as well as in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  Our global network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk liquid storage and blending hubs.  Our wholly-owned flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Through our 50% equity interest in VTTI our global terminal network offers premier storage and marine terminalling services for petroleum product logistics in key international energy hubs. We are also a wholesale distributor of refined petroleum products in areas served by our pipelines and terminals.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the following significant accounting policies in the preparation of our consolidated financial statements:

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  The consolidated financial statements include the accounts of our subsidiaries controlled by us and variable interest entities (“VIEs”) of which we are the primary beneficiary.  A VIE is required to be consolidated by its primary beneficiary which is generally defined as the party who has (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits that could potentially be significant to the VIE.  We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary.  Third party or affiliate ownership interests in our subsidiaries and consolidated VIEs are presented as noncontrolling interests.  Intercompany transactions are eliminated in consolidation.

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

Our assets generally consist of terminals that we own and underground liquid petroleum products pipelines installed along rights-of-way acquired from land owners and related above-ground facilities. The significant majority of our rights-of-way agreements do not require the dismantling and removal of the pipelines and reclamation of the rights-of-way upon permanent removal of the pipelines from service.  In addition, we assume substantially all of our common carrier properties operate indefinitely, as these assets generally serve in high-population and high-demand markets.  Accordingly, other than with respect to facilities that are expected to be taken out of service, we have recorded no liabilities, or corresponding assets because the future dismantlement and removal dates for the majority of our assets, and the amount of any associated costs, are indeterminable.  The ARO liability represents our best estimate of the costs to be incurred with information currently available and is based on certain assumptions, including: (i) timing of retirement of assets; (ii) methods of abandonment to be employed; and (iii) if applicable, our requirements under right-of-way agreements; therefore, it is likely that the ultimate costs to settle this liability will be different and such differences could be material.

ARO liabilities are included in accrued and other current liabilities, as well as other non-current liabilities. There were no significant changes in the estimates underlying ARO liabilities during the periods presented.

Business Combinations

We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. For material acquisitions, we may engage an independent valuation specialist to assist us in determining the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodologies.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate in the reporting period in which the adjustment amounts are determined based on facts and circumstances that existed as of the acquisition date, as applicable.  An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed in a business combination.  The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets.  The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. We expense acquisition-related costs as incurred in connection with each business combination.

Business Segments

We operate and report in three business segments: (i) Domestic Pipelines & Terminals; (ii) Global Marine Terminals; and (iii) Merchant Services.  See Note 24 for discussion of our business segments.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of our debt.  Interest capitalized for the years ended December 31, 2017, 2016 and 2015 was $4.8 million, $4.4 million and $21.3 million, respectively.  The weighted average rates used to capitalize interest on borrowed funds was 4.5%, 4.6% and 4.8% for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash equivalents represent all highly marketable securities with original maturities of three months or less.  The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments.

Comprehensive Income

Our comprehensive income is determined based on net income adjusted for unrealized gains and losses on derivative instruments for our cash flow hedging transactions, reclassification of derivative gains and losses to net income, recognition of costs related to our pension and post-retirement benefit plans, adjustments to the funded status of our pension and post-retirement benefit plans and our proportionate share of other comprehensive income from equity method investments.

Concentration of Credit Risk and Trade Receivables

Trade receivables of $265.0 million and $228.5 million included within accounts receivable, net on our consolidated balance sheets as of December 31, 2017 and 2016, respectively, are primarily due from major oil companies, national oil companies, refiners, marketing and trading companies, and commercial airlines.  These concentrations of customers may affect our overall credit risk as these customers may be similarly affected by changes in economic, regulatory or other factors.  We extend credit to customers and manage our credit risks through credit analysis and monitoring procedures, including credit approvals, credit limits and right of offset.  Also, we manage our risk using collateral, such as letters of credit, prepayments, liens on customer assets and guarantees.

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

The following table presents activity in the allowance for doubtful accounts at the dates indicated (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of period	$7,960	$8,380	$5,784
Charged to expense	305	2,143	2,983
Write-offs, net of recoveries	(3,372)	(2,563)	(387)
Balance at end of period	$4,893	$7,960	$8,380

Construction and Pipeline Relocation Receivables

Construction and pipeline relocation receivables are due from customers or other entities for services rendered in constructing or relocating pipelines and are recognized as revenue when services are rendered over the contract period or as reimbursements of capital expenditures for certain regulated operations, as appropriate.

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

In addition, we are subject to federal, state and local laws and regulations relating to the protection of the environment, which require us to remove or remedy the effect of the disposal or release of specified substances at our operating sites.  We record environmental liabilities at a specific site when environmental assessments indicate remediation efforts are probable, and costs can be reasonably estimated  based upon past experience, discussions with operating personnel, advice of outside engineering and consulting firms, discussion with legal counsel or current facts and circumstances. The estimates related to environmental matters are uncertain because: (i) estimated future expenditures are subject to cost fluctuations and change in the estimated remediation period; (ii) unanticipated liabilities may arise; and (iii) changes in federal, state and local environmental laws and regulations may significantly change the extent of remediation.

Our estimated environmental remediation liabilities are not discounted to present value since the ultimate amount and timing of cash payments for such liabilities are not readily determinable. Expenditures to mitigate or prevent future environmental contamination are capitalized.  We monitor the environmental liabilities regularly and record adjustments to our initial estimates, from time to time, to reflect changing circumstances and estimates based upon additional developments or information obtained in subsequent periods.  We maintain insurance which may cover certain environmental expenditures.  Recoveries of environmental remediation expenses from other parties are recorded when their receipt is assured beyond a reasonable doubt.

Cost of Product Sales

Cost of product sales relates to sales of refined petroleum products, consisting primarily of gasoline, propane, ethanol, biodiesel and middle distillates, such as heating oil, diesel fuel and kerosene, and fuel oil, as well as the effects of hedges on refined petroleum product acquisition costs and hedges of fixed-price contracts.

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

We recognize these transactions on our consolidated balance sheets as assets and liabilities based on the instrument’s fair value. Changes in fair value of derivative instrument contracts are recognized in earnings in the current period unless specific hedge accounting criteria are met.  If the derivative instrument is designated as a hedging instrument in a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item.  If the derivative instrument is designated as a hedging instrument in a cash flow hedge, gains and losses incurred on the instrument are recorded in other comprehensive income.  Any gains or losses incurred on the derivative instrument that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings.  Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income (“AOCI”) to earnings when the forecasted transaction occurs and affects net income or, as appropriate, over the economic life of the underlying asset or liability.  Gains and losses related to a derivative instrument designated as a hedge of a forecasted transaction that is no longer likely to occur are immediately recognized in earnings. Physical forward contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market.

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

Discontinued Operations

In December 2013, the Board of Directors of Buckeye GP (the “Board”) approved a plan to divest the natural gas storage facility and related assets that our former subsidiary, Lodi Gas Storage, L.L.C. (“Lodi”), owned and operated in Northern California.  We refer to this group of assets as our Natural Gas Storage disposal group.  The results of operations for our Natural Gas Storage disposal group have been segregated and presented as discontinued operations for all periods presented in these financial statements. On December 31, 2014, we completed the sale of our Natural Gas Storage disposal group and have reported the final working capital adjustments as discontinued operations in the first quarter of 2015. See Note 4 for additional information.

Earnings per Unit

Basic and Diluted earnings per unit (“EPU”) are computed taking into account the weighted average outstanding limited partner units as well as the effect of participating securities. Our participating securities are generally comprised of certain unvested restricted units, granted under the 2013 Long Term Incentive Plan of Buckeye Partners, L.P. (the “LTIP”), and participate in earnings only to the extent of certain distribution equivalent rights. Net income allocable to participating securities reduces net income attributable to Buckeye Partners, L.P. to arrive at net income attributable to unitholders. For Diluted EPU, we use the more dilutive of the treasury stock or two-class method, taking into consideration dilutive securities resulting from LP Unit option grants or restricted-unit grants under the LTIP. See Note 23, Earnings Per Unit, for additional information.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investments

We account for investments in entities in which we do not exercise control, but have significant influence, using the equity method of accounting.  Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. Excess investment is the amount by which the total investment exceeds our proportionate share of the book value of the net assets of the investment.  Such excess investment not related to any specific accounts of the investee is treated as goodwill and not amortized.  Amounts associated with specific accounts of the investee are amortized. The amortization of excess net investment is included in earnings from equity investments in our consolidated statement of operations.  We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that there is an other than temporary loss in value of the investment.  In the event that the loss in value of an investment is other than temporary, we record a charge to earnings to adjust the carrying value to fair value. We assess the fair value of equity investments using commonly accepted valuation methodologies, including but not limited to, peer group multiples, comparable sales-transaction multiples, and discounted cash flow models. Estimates of future cash flows that would be used to determine fair value include: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) probabilities assigned to different cash flow scenarios.  A significant change in these underlying assumptions could result in an impairment charge.  There were no impairments of our equity investments for the years ended December 31, 2017, 2016 or 2015.

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

Foreign Currency

Puerto Rico is a commonwealth country under the U.S., and thus uses the U.S. dollar as its official currency.  The functional currency of our operations in BBH and St. Lucia is the U.S. dollar.  Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the consolidated statements of operations.  The effects of foreign currency transactions were not material for the years ended December 31, 2017, 2016 and 2015.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our equity method investment in VTTI indirectly exposes us to foreign currency risk, primarily with respect to the Euro, Malaysian Ringgit and United Arab Emirates Dirham. VTTI manages its exposure to foreign currency risk with foreign exchange hedging strategies. Our proportionate share of VTTI’s foreign currency transaction, hedging and translation gains and losses is included in our earnings from equity investments and accumulated other comprehensive income, as applicable. We recognized our proportionate share, of $49.6 million, of VTTI’s other comprehensive income, primarily comprised of foreign currency translation adjustments, in other comprehensive income for the year ended December 31, 2017.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment: (i) on an annual basis on October 31st each year or (ii) on an interim basis if circumstances indicate it is more likely than not the fair value of a reporting unit is less than its fair value.

Goodwill is tested for impairment at each reporting unit.  A reporting unit is a business segment or one level below a business segment for which discrete financial information is available and regularly reviewed by segment management.  Our reporting units are our business segments, with the exception of our Global Marine Terminals segment which consists of: (i) our operations in the Caribbean and New York Harbor, including our equity investment in VTTI; and (ii) our operations in Buckeye Texas.

We may perform a qualitative assessment to determine whether the fair value of our reporting units are more likely than not less than the carrying amount.  If we believe the fair value is less than the carrying amount, we would perform step one of the two-step goodwill impairment test.  The first step of the goodwill impairment test determines whether an impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is indicated.  If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment is indicated and the second step of the test would be to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The estimate of the fair value of the reporting unit is determined using a combination of an expected present value of future cash flows and a market multiple valuation method.  The present value of future cash flows is estimated using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization.  We evaluate industry and market conditions for purposes of weighting the income and market valuation approach.

Income Taxes

With the exception of federal and state income taxes from Buckeye Development & Logistics I LLC (“BDL”), the Partnership’s federal and certain state income taxes are the responsibility of the partners and are not reflected in these consolidated financial statements.

In addition, outside the continental U.S., our operations at BBH and St. Lucia are exempt from income taxes.  Our operations at BBH are tax exempt by the Bahamian government pursuant to concessions granted under the Hawksbill Creek Agreement between the Government of The Bahamas and the Grand Bahama Port Authority.  These concessions have been extended through May 2036 by the Grand Bahama Investment Incentives Act. Our operations in St. Lucia are exempt from income taxes and duties pursuant to concessions granted under the terms of a tax concession agreement effective in 2007 and in effect for a minimum of 50 years.  Our operations at the Yabucoa terminal are subject to income taxes within the Commonwealth of Puerto Rico.  Buckeye Caribbean Terminals LLC (“Buckeye Caribbean”) is the holder of a tax exemption grant issued by the Office of Industrial Tax Exemption of the Puerto Rico Department of State under the Tax Incentives Act of 1998 (the “Act”).  Under the current terms of the tax exemption grant, Buckeye Caribbean is subject to an income tax rate of 4% to 7% on industrial development income.  The grant also provides additional exemptions as follows: (i) 90% exempt from real and personal property taxes; (ii) 60% exempt from municipal taxes on industrial development income; and (iii) 100% exempt from excise taxes imposed under Subtitle C of the Puerto Rico Internal Revenue Code, to the extent provided in Section 6(c) of the Act.  The tax exemption grant provides a 20 year exemption period, which commenced on January 1, 2002 and, unless renewed, would end with the tax year ending December 31, 2021. We are currently seeking a renewal of our tax exemption grant.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize deferred tax assets and liabilities for temporary differences between the amounts of assets and liabilities measured for financial reporting purposes and income tax purposes.  Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.  Refer to Note 22 for the impact of recent tax legislation. We evaluate the need for a valuation allowance and consider all available positive and negative evidence, including projected operating income or losses for the foreseeable future, to determine the likelihood of realizing the benefits of deferred tax assets.  If the value of the deferred tax assets exceeds the estimated future benefit, we record a valuation allowance to reduce our deferred tax assets to the amount of future benefit that is more likely than not to be realized.   In the future, if the realization of the deferred tax assets should occur, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made. We have no unrecognized tax benefits related to uncertain tax positions.

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

Inventories

We generally maintain two types of inventory.  Our Merchant Services segment principally maintains refined petroleum products inventory, consisting of gasoline, propane, ethanol, biodiesel and middle distillates, such as heating oil, diesel fuel and kerosene.  Inventory is generally valued at the lower of weighted average cost or net realizable value, unless such inventories are hedged.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Hedged inventory is adjusted for the effects of applying fair value hedge accounting.

We also maintain materials and supplies inventory such as pipes, valves, pumps, electrical/electronic components, drag reducing agent and other miscellaneous items that are valued at the lower of weighted average cost or net realizable value.

Noncontrolling Interests

The consolidated balance sheets and statements of operations include noncontrolling interests that relate primarily to Buckeye Texas, Buckeye Pipe Line Services Company (“Services Company”) and the Sabina crude butadiene pipeline (the “Sabina Pipeline”) that are not wholly owned by Buckeye.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

We record property, plant and equipment at its original acquisition cost.  Property, plant and equipment consist primarily of pipelines, terminals, storage and processing facilities, jetties, subsea pipelines and docks, and pumping and station equipment.  Generally, we depreciate property, plant and equipment based on the straight-line method over the estimated useful lives, except for land.  See Note 8 for the depreciation life of our assets.

Additions to property, plant and equipment, including maintenance and expansion and cost reduction capital expenditures, are recorded at cost.  Maintenance capital expenditures maintain and enhance the safety and integrity of our pipelines, terminals, storage and processing facilities, and related assets, and expansion and cost reduction capital expenditures expand the reach or capacity of those assets, to improve the efficiency of our operations and to pursue new business opportunities.  We expense routine maintenance and repairs as incurred in the period incurred. The cost of property, plant and equipment sold or retired and the related accumulated depreciation, except for certain pipeline system assets, are removed from our consolidated balance sheet in the period of sale or disposition, and any resulting gain or loss is included in earnings.  For our pipeline system assets where we apply group depreciation method, we generally charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal.  When a separately identifiable group of assets, such as a stand-alone pipeline system is sold, we will recognize a gain or loss in our consolidated statements of operations for the difference between the cash received and the net book value of the assets sold.

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

Revenue Recognition

Domestic Pipelines & Terminals segment.  Revenue from pipeline operations is comprised of tariffs and fees associated with the transportation of liquid petroleum products or crude oil at published tariffs as well as revenue associated with line leases for committed capacity on a particular system.  Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs.  Revenue associated with line leases is recognized ratably over the respective lease terms, regardless of whether the capacity is actually utilized, and is subject to take-or-pay arrangements. Pipeline tariff and fee revenue is based upon actual volumes and rates.  As is common in the industry, our tariffs incorporate loss allocation or loss allowance factors that are intended to, among other things, offset losses due to evaporation, measurement and other product losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value at the time the variance occurred, and the result is recorded as either an increase or decrease to transportation and other service revenue.  In addition, we have certain agreements that require counterparties to ship a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume is shipped, the counterparty’s ability to meet the minimum volume commitment has expired, or the probability of the commitment being met is determined to be remote.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from terminalling and storage operations is recognized as services are performed.  Storage and terminalling revenue include storage fees, which are generated when we provide storage capacity, and terminalling or throughput fees, which are generated when we receive liquid petroleum products from one connecting pipeline and redeliver such products to another connecting carrier pipeline or to customers through a truck, vessel, or rail-loading rack.  We generate revenue through a combination of month-to-month and multi-year storage capacity and terminalling service arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized.  Terminalling fees are recognized as the refined petroleum product or crude oil is received or exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck, vessel, or rail-loading rack.  In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized at the earlier of when the volume exits the terminal or when the counterparty’s ability to meet the minimum volume commitment has expired, or the probability of the commitment being met is determined to be remote.  Butane blending revenues are recognized as blending activities are completed and include the change in the fair value of financial derivative instruments used to manage the commodity price risk associated with gasoline-to-butane pricing spreads.

Revenue from contract operation and construction services of facilities and pipelines not directly owned by us is recognized as the services are performed.  Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee.

Global Marine Terminals segment.  Revenue from terminalling and storage operations is recognized as the services are performed.  Storage and terminalling revenue includes storage fees, which are generated when we provide storage capacity, and terminalling or throughput fees, which are generated when we receive liquid petroleum products or crude oil from sea going vessels, pipelines, trucks, or rail and redeliver such products to customers through marine applications, truck-loading racks, and pipelines.  We generate revenue through a combination of storage capacity, terminalling and tolling service arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract, regardless of the actual storage capacity utilized.  Terminalling fees are recognized as the liquid petroleum product or crude oil exits the terminal and is delivered to a connecting carrier, third-party terminal or a customer through a truck-loading rack or vessel.  Tolling agreement fees related to our processing operations are recognized as volumes are tolled and are based on minimum volume and product specification requirements. In addition, we have agreements that require counterparties to throughput a minimum volume over an agreed-upon period.  Revenue pursuant to such agreements is recognized ratably over the agreed-upon period until such time the minimum obligation is fulfilled, and thereafter as volume exits the terminal.  Revenue from other ancillary services is recognized in the accounting period in which the services are rendered.

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

Unit-Based Compensation

We award unit-based compensation to employees and directors primarily under the LTIP.  All unit-based payments to employees under the LTIP, including grants of phantom units and performance units, are recognized in our consolidated statements of operations based on their grant date fair values. Compensation expense equal to the fair value of those performance unit and phantom unit awards that are expected to vest is estimated and recorded over the period the grants are earned, which is the vesting period.  Compensation expense estimates are updated periodically.  The vesting of the performance unit awards is also contingent upon the attainment of predetermined performance goals.  Depending on the estimated probability of attainment of those performance goals, the compensation expense recognized related to the awards could increase or decrease over the remaining vesting period.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

We evaluate our financial interests in business enterprises to determine if they represent VIEs of which we are the primary beneficiary.  If such criteria are met (as discussed above in “Basis of Presentation and Principles of Consolidation”), we reflect these entities as consolidated subsidiaries.  There were no changes to the entities consolidated for the year ended December 31, 2017.

Buckeye Texas, Services Company and Sabina Pipeline are VIEs of which we are the primary beneficiary and are, therefore, consolidated. We own an 80% interest in Buckeye Texas and a 63% interest in Sabina Pipeline. Third party or affiliate ownership interests in our consolidated VIEs are presented as noncontrolling interests.

Recent Accounting Developments

Tax Cuts and Jobs Act. In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. The Tax Act makes changes to the U.S. tax code including, but not limited to (i) reducing the U.S. federal corporate income tax rate from a top rate of 35% to 21% effective January 1, 2018, (ii) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may electively be paid over eight years, and (iii) accelerated first year expensing of certain capital expenditures.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB No. 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which an entity acting in good faith may complete the accounting for the impacts of the Tax Act under Accounting Standards Codification (“ASC”) Topic 740. In accordance with SAB No. 118, the entity must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. Since we and each of our subsidiaries, except for BDL, are not taxable entities, the Tax Act did not have a material impact on our consolidated financial statements or on our disclosures. We continue to evaluate certain aspects of the Tax Act and have recorded certain adjustments to our deferred taxes as discussed in Note 22.

Income Statement. In November 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which amends previously issued guidance from the SEC. The amendments in Accounting Standards Update (“ASU”) 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403” amend various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include guidance superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. We do not believe our adoption of this guidance will have a material impact on our consolidated financial statements or on our disclosures.

Derivatives and Hedging. In August 2017, the FASB issued guidance which amends and simplifies existing guidance in order to improve the financial reporting of hedging relationships to better align risk management activities in financial statements and make targeted improvements to simplify the application of current guidance related to the assessment of hedge effectiveness. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early application permitted. The new guidance requires prospective application, with a cumulative effect adjustment to the beginning balance of partners’ capital for existing hedging relationships. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Modifications to Share-Based Payment Awards. In May 2017, the FASB issued guidance to clarify when changes in the terms or conditions of share-based payment awards must be accounted for as modifications under existing guidance. The guidance requires that entities apply modification accounting unless the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The amendments should be applied prospectively to awards modified on or after the adoption date. We adopted this guidance on January 1, 2018, and it will be applied prospectively to modifications of our unit-based awards, if any.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Benefits. In March 2017, the FASB issued guidance to amend the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same income statement line item as other employee compensation costs, while the other components are required to be presented separately within non-operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We adopted this guidance on January 1, 2018, and it did not have a material impact on our consolidated financial statements.

Goodwill Impairment. In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The guidance eliminates Step 2 from the goodwill impairment test, which required entities to calculate the implied fair value of a reporting unit’s goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the new guidance, entities will recognize an impairment charge for the amount by which the fair value of a reporting unit exceeds its carrying amount. The guidance must be applied using a prospective approach and is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We do not believe our adoption of this guidance will have a material impact on our consolidated financial statements or on our disclosures.

Business Combinations. In January 2017, the FASB issued guidance clarifying the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions/disposals of assets or businesses. The guidance provides a screen to help entities determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the threshold of the screen is not met, the guidance further clarifies that the set of assets is not a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The guidance must be applied using a prospective approach and is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted for specific transactions. We adopted this guidance on January 1, 2018 and it will be applied prospectively to future business combinations.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance requiring changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases. In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases with lease terms greater than twelve months. This update also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The guidance must be applied using a modified retrospective approach. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We expect to adopt this ASU on January 1, 2019. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.
Revenue from Contracts with Customers. In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard and its related subsequent amendments (collectively known as ASC 606), revenue is recognized when a customer obtains control of promised goods and services. This new standard amended existing accounting standards for revenue recognition, including industry-specific requirements, and provides entities with a single revenue recognition model for recognizing revenue from contracts with customers.  The core principle of ASC 606 is that an entity should recognize revenue from contracts with customers when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Furthermore, additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The two permitted transition methods under ASC 606 are the full retrospective method, which would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application. We adopted this guidance on January 1, 2018, using the modified retrospective transition method. The adoption of this standard did not have a material impact on the timing or amount of our revenue recognition. Enhanced disclosures will be included in our quarterly and annual consolidated financial statements beginning in 2018.

3.  ACQUISITIONS AND DISPOSITION

Business Combinations

2017 Transaction

Duck Island terminal acquisition

In December 2017, we acquired Duck Island Terminal LLC, a liquid petroleum products terminalling business in Trenton, New Jersey, for approximately $27.0 million, net of cash acquired of $2.4 million, which remains subject to a final working capital adjustment. The assets of this entity are reported in our Domestic Pipelines & Terminals segment. The purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques, with inputs classified as Level 3 within the fair value hierarchy.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Current assets, including cash acquired of $2,444	$9,901
Property, plant and equipment	18,306
Intangible Assets	2,200
Goodwill	2,768
Current liabilities	(3,490)
Environmental liabilities	(299)
Allocated purchase price	$29,386

Unaudited Pro forma Financial Results for Duck Island terminal acquisition

Our consolidated statements of operations do not include earnings from the terminalling business prior to December 20, 2017, the closing date of the acquisition. Unaudited pro forma financial information for this acquisition was not prepared because the impact was immaterial to our financial results for the year ended December 31, 2017.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Transaction

Indianola terminalling facility acquisition

In August 2016, we acquired a liquid petroleum products terminalling facility in Indianola, Pennsylvania from Kinder Morgan Transmix Company, LLC for $26.0 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The purchase price has been allocated to assets acquired based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques, with inputs classified as Level 3 within the fair value hierarchy.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Inventories	$1,554
Property, plant and equipment	16,713
Goodwill	7,758
Allocated purchase price	$26,025

We finalized the purchase price allocation during the third quarter of 2017 without significant adjustments.

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

2015 Transactions

Pennsauken pipeline acquisition

In December 2015, we acquired a pipeline and associated tanks and other infrastructure in Pennsauken, New Jersey for $5.3 million. The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques, with inputs classified as Level 3 within the fair value hierarchy.  The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Springfield pipeline and terminal acquisitions

In March and May 2015, we acquired a terminal and pipeline in Springfield, Massachusetts from ExxonMobil Oil Corporation (“ExxonMobil”) for an aggregate $7.7 million.  The operations of these assets are reported in our Domestic Pipelines & Terminals segment. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents both expected synergies from combining the acquired assets with our existing operations and the economic value attributable to optimizing, modernizing and commercializing the asset from this acquisition. Fair values have been developed using recognized business valuation techniques, with inputs classified as Level 3 within the fair value hierarchy. We finalized the purchase price allocation during the first quarter of 2016. The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed as follows (in thousands):

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

Equity Investment Transactions

VTTI Acquisition

In January 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”). We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 58 million barrels of petroleum products storage across 15 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the Middle East and Southeast Asia, and offer world-class storage and marine terminalling services for liquid petroleum products. We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture. We account for this investment using the equity method of accounting. Under this method, an investment is recorded at acquisition cost plus our equity in undistributed earnings or losses since acquisition, reduced by distributions received and amortization of excess net investment. The earnings from our equity investment in VTTI are reported in our Global Marine Terminals segment. In addition, we include our proportionate share of our equity method investments’ unrealized gains and losses in other comprehensive income in our consolidated financial statements.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values used to calculate the excess net investment in VTTI were primarily developed using an income approach, with inputs classified as Level 3 within the fair value hierarchy. The excess net investment was $583.3 million at the acquisition date and was comprised of the following components: (i) $233.0 million related to the excess of the fair values of identifiable property, plant and equipment and intangible assets over their carrying values, which is being amortized on a straight-line basis over the estimated useful lives of these underlying assets of approximately 28 years; and (ii) $350.3 million of implied goodwill, which is not subject to amortization. The amortization of the excess net investment is included in earnings from equity investments in our consolidated statements of operations.

In September 2017, VTTI acquired all of the outstanding publicly held units of VTTI Energy Partners LP, formerly a publicly traded master limited partnership (“VTTI MLP”), for an aggregate cash consideration of $473.6 million (the “VTTI Merger”). In connection with the VTTI Merger, VTTI MLP merged with and into a direct wholly owned subsidiary of VTTI. We funded our 50% share of the aggregate cash consideration, in the amount of $236.8 million, excluding transaction costs, through a capital contribution to VTTI, using borrowings under our Credit Facility.

4.  DISCONTINUED OPERATIONS

In December 2013, the Board approved a plan to divest our Natural Gas Storage disposal group. In December 2014, we completed the sale of our Natural Gas Storage disposal group for $102.6 million in cash, net of expenses and working capital adjustments of $2.4 million.  We reported the final working capital adjustments recorded in the first quarter of 2015 as a loss from discontinued operations for the year ended December 31, 2015.

The following table summarizes the results from discontinued operations (in thousands):

December 31, 2015
Revenue	$—
Loss from discontinued operations	(857)

5.  COMMITMENTS AND CONTINGENCIES

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

Environmental Contingencies

We recorded operating expenses, net of recoveries, of $7.4 million, $8.2 million and $6.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to environmental remediation liabilities unrelated to claims and legal proceedings.  See Notes 12 and 14 for further information.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At December 31, 2017 and 2016, we had $5.3 million and $7.2 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Obligations

We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Rental expense is charged to operating expenses on a straight-line basis over the period of expected benefit.  Contingent rental payments are expensed as incurred.  Total rental expense for the years ended December 31, 2017, 2016 and 2015 was $29.9 million, $32.8 million and $31.0 million, respectively.  The following table presents minimum lease payment obligations under our operating leases with terms in excess of one year for the years ending December 31st (in thousands):

Total (1)
2018	16,823
2019	14,420
2020	14,684
2021	14,535
2022	12,876
Thereafter	126,348
Total	$199,686
____________________________

(1)	Includes BBH facility leases for properties in connection with jetty and inland dock operations, as well as tugboats and a barge in our Global Marine Terminals segment.

Additionally, our rights-of-way payments for the years ended December 31, 2017, 2016 and 2015 were $7.4 million, $7.1 million and $7.0 million, respectively; and are subject to an annual escalation for the remaining life of all pipelines and terminals.

6.  INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	December 31,
	2017	2016
Liquid petroleum products (1)	$280,934	$337,424
Materials and supplies	20,491	19,379
Total inventories	$301,425	$356,803
____________________________

(1)	Ending inventory was 142.1 million and 198.2 million gallons of liquid petroleum products at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, approximately 85% and 88% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our consolidated statements of operations.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Prepaid insurance	$7,146	$7,609
Margin deposits	7,989	43,912
Unbilled revenue	13,999	1,615
Prepaid taxes	2,865	7,357
Other	4,340	6,043
Total prepaid and other current assets	$36,339	$66,536

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	Estimated Useful Lives (Years)	December 31,
		2017	2016
Land	N/A	$677,866	$670,437
Rights-of-way	(1)	109,282	107,448
Buildings and leasehold improvements	13-50	282,778	254,421
Jetties, subsea pipeline and docks	20-50	646,922	629,316
Gas storage facility	25-50	2,349	2,349
Pipelines and terminals	7-50	5,289,096	4,968,574
Vehicles, equipment and office furnishings	3-20	150,403	130,247
Processing facilities	30-50	589,971	598,837
Construction in progress	N/A	179,573	162,145
Total property, plant and equipment		7,928,240	7,523,774
Less: Accumulated depreciation		(1,192,448)	(1,040,492)
Total property, plant and equipment, net		$6,735,792	$6,483,282
____________________________

(1)	Rights-of-way assets are depreciated over the useful life of the related pipeline assets.

Depreciation expense was $202.8 million, $186.6 million and $158.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9.  EQUITY INVESTMENTS

The following table presents our equity investments at the dates indicated (in thousands):

			December 31,
	Segment	Ownership	2017	2016
VTTI B.V.	Global Marine Terminals	50.0%	$1,399,825	$—
West Shore Pipe Line Company	Domestic Pipelines & Terminals	34.6%	70,035	66,065
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	40.0%	13,335	13,523
Transport4, LLC	Domestic Pipelines & Terminals	25.0%	699	474
South Portland Terminal LLC	Domestic Pipelines & Terminals	50.0%	10,518	9,502
Total equity investments			$1,494,412	$89,564

The following table presents earnings from equity investments for the periods indicated (in thousands):

		Year Ended December 31,
	Segment	2017	2016	2015
VTTI B.V.	Global Marine Terminals	$22,910	$—	$—
West Shore Pipe Line Company	Domestic Pipelines & Terminals	9,451	7,647	7,070
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	1,778	2,002	(2,876)
Transport4, LLC	Domestic Pipelines & Terminals	850	765	606
South Portland Terminal LLC	Domestic Pipelines & Terminals	1,016	1,122	1,581
Total earnings from equity investments		$36,005	$11,536	$6,381

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized combined financial information for our equity method investments is as follows for the periods indicated (amounts represent 100% of investee financial information in thousands):

	December 31,
	2017	2016
BALANCE SHEET DATA:
Current assets	$288,085	$39,214
Noncurrent assets	2,600,231	134,937
Total assets	$2,888,316	$174,151

Current liabilities	$151,850	$15,790
Other liabilities	1,246,406	44,224
Combined equity	1,490,060	114,137
Total liabilities and combined equity	$2,888,316	$174,151

	Year Ended December 31,
	2017	2016	2015
INCOME STATEMENT DATA:
Revenue	$553,396	$87,434	$92,501
Operating Income	184,692	45,932	35,595
Net income	122,506	30,942	19,692
Net income attributable to investee	$99,130	$30,942	$19,692

10.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by segment are as follows at the dates indicated (in thousands):

	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Total
January 1, 2016	$289,906	$704,343	$4,499	$998,748
Acquisition	7,758	—	—	7,758
Purchase price adjustments	(1,961)	—	—	(1,961)
December 31, 2016	295,703	704,343	4,499	1,004,545
Acquisition	2,768	—	—	2,768
December 31, 2017	$298,471	$704,343	$4,499	$1,007,313

For our annual goodwill impairment test as of October 31, 2017, we performed a qualitative assessment to determine whether the fair value of each of our reporting units was more likely than not less than the carrying value. Based on economic conditions and industry and market considerations, we determined that it is not more likely than not that the fair value of each reporting unit is lower than the carrying value; therefore, the quantitative impairment test was not performed. For our annual goodwill impairment test as of October 31, 2016, we performed quantitative assessments to determine the fair value of each of our reporting units.  Based on such calculations, each reporting unit’s fair value was in excess of its carrying value. Therefore, we did not record any goodwill impairment for the years ended December 31, 2017 and 2016.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Customer relationships	$231,620	$231,620
Accumulated amortization	(96,147)	(83,187)
Net carrying amount	135,473	148,433

Customer contracts	383,466	384,666
Accumulated amortization	(159,878)	(109,796)
Net carrying amount	223,588	274,870
Total intangible assets, net	$359,061	$423,303

For the years ended December 31, 2017, 2016 and 2015, amortization expense related to intangible assets was $66.4 million, $68.1 million and $62.6 million, respectively.  Amortization expense related to intangible assets is expected to be $65.7 million for 2018, $64.9 million for 2019, $65.1 million for 2020, $52.0 million for 2021 and $24.5 million for 2022.

11.  OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Debt issuance costs	$3,022	$3,794
Insurance receivables related to environmental remediation reserves	2,794	3,635
BBH jetty insurance receivable	7,372	6,827
Derivative assets	—	62,768
Other	38,295	24,488
Total other non-current assets	$51,483	$101,512

12.  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Taxes - other than income	$33,327	$34,052
Accrued employee benefit liabilities	7,228	6,849
Accrued environmental remediation liabilities	9,242	8,410
Interest payable	57,164	59,508
Unearned revenue	34,734	32,183
Employee compensation related accruals	32,616	31,693
Accrued capital expenditures	48,690	45,664
ARO	1,255	2,543
Other	40,951	44,991
Total accrued and other current liabilities	$265,207	$265,893

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  LONG-TERM DEBT

Long-term debt consists of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
5.125% Notes due July 1, 2017 (1)	$—	$125,000
6.050% Notes due January 15, 2018 (1)	300,000	300,000
2.650% Notes due November 15, 2018 (1)	400,000	400,000
5.500% Notes due August 15, 2019 (1)	275,000	275,000
4.875% Notes due February 1, 2021 (1)	650,000	650,000
4.150% Notes due July 1, 2023 (1)	500,000	500,000
4.350% Notes due October 15, 2024 (1)	300,000	300,000
3.950% Notes due December 1, 2026 (1)	600,000	600,000
4.125% Notes due December 1, 2027 (1)	400,000	—
6.750% Notes due August 15, 2033 (1)	150,000	150,000
5.850% Notes due November 15, 2043 (1)	400,000	400,000
5.600% Notes due October 15, 2044 (1)	300,000	300,000
Term Loan due September 30, 2019	250,000	250,000
Credit Facility due September 30, 2021	418,904	—
Unamortized discounts & debt issuance costs	(33,379)	(32,305)
Total debt	4,910,525	4,217,695
Less: Current portion - line of credit (2)	(252,204)	—
Total long-term debt	$4,658,321	$4,217,695
____________________________

(1)	We make semi-annual interest payments on these notes based on the rates noted above with the principal balances outstanding to be paid on or before the due dates as shown above.

(2)
A portion of the line of credit is classified as a current liability in our consolidated balance sheets as related funds are used to finance the Buckeye Merchant Service Companies’ current working capital needs.

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter (in thousands):

Years Ending
December 31,
2018	$952,204
2019	525,000
2020	—
2021	816,700
2022	—
Thereafter	2,650,000
Total	$4,943,904

Credit Facility

In September 2016, Buckeye and BMSC exercised their remaining option with consenting lenders to extend $1.4 billion of our existing $1.5 billion revolving Credit Facility with SunTrust Bank by one year to September 30, 2021 (the “Initial Facility Extension”).

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the consummation of the Initial Facility Extension, approximately $90.0 million of our revolving Credit Facility retained a maturity date of September 30, 2020 (the “Unextended Tranche”). In November 2017, Buckeye and BMSC entered into an agreement with the lender holding the Unextended Tranche to extend the maturity date of such tranche to September 30, 2021 matching the Initial Facility Extension. As a result of such agreement, the full amount of our $1.5 billion revolving Credit Facility now has a maturity date of September 30, 2021.

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

At December 31, 2017, Buckeye and BMSC collectively had a $418.9 million outstanding balance under the Credit Facility.  The weighted average interest rate for borrowings under the Credit Facility was 2.6% at December 31, 2017.

The Credit Facility includes covenants limiting, as of the last day of each fiscal quarter, the ratio of consolidated funded debt to consolidated EBITDA (“Funded Debt Ratio”), as defined in the Credit Facility, measured for the preceding twelve months, to not more than 5.0 to 1.0.  This requirement is subject to a provision for increases to 5.5 to 1.0 in connection with certain future acquisitions.  The Funded Debt Ratio is calculated by dividing consolidated debt by annualized EBITDA, which is defined in the Credit Facility as earnings before interest, taxes, depreciation, amortization, and certain other adjustments determined on a consolidated basis.  At December 31, 2017, our Funded Debt Ratio was 4.34 to 1.00, and we were in compliance with the covenants under our Credit Facility.

At both December 31, 2017 and 2016, we had committed $2.4 million in support of letters of credit.  The obligations for letters of credit are not reflected as debt on our consolidated balance sheets. At December 31, 2017, we had $1.1 billion of availability under our Credit Facility

Term Loan

In September 2016, we entered into our $250.0 million Term Loan (“Term Loan”) due September 30, 2019, with an option to extend the term with consenting lenders for up to two one-year periods. We used the proceeds from the Term Loan to reduce the indebtedness outstanding under our Credit Facility. Under the Term Loan, interest accrues at the LIBOR rate or a base rate plus an applicable margin based on the election of the borrower. The applicable margin used in connection with interest rates and fees is based on the credit ratings assigned to our senior unsecured long-term debt securities. The applicable margin for LIBOR rate loans ranges from 1.0% to 1.6% and the applicable margin for base rate loans ranges from 0% to 0.6%.

The Term Loan also has the same Funded Debt Ratio requirements and provisions as the Credit Facility, as described above. At December 31, 2017, we were in compliance with the covenants under the Term Loan.

Notes Offerings

In November 2016, we issued $600.0 million of senior unsecured 3.950% notes maturing on December 1, 2026 in an underwritten public offering at 99.644% of their principal amount. Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs were $592.7 million. In January 2017, we used the net proceeds from this offering to fund a portion of the purchase price for the VTTI Acquisition (see Note 3).

In November 2017, we issued $400.0 million of senior unsecured 4.125% notes maturing December 1, 2027 in an underwritten public offering at 99.503% of their principal amount. Total proceeds from this offering, after underwriting fees, expenses, and debt issuance costs, were $394.4 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, a portion of which was subsequently reborrowed in January 2018 in order to repay in full the $300.0 million of 6.050% notes due on January 15, 2018 and $9.1 million of related accrued interest.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2018, we issued $400.0 million of junior subordinated notes (“Junior Notes”) maturing on January 22, 2078, which are redeemable at Buckeye’s option, in whole or in part, on or after January 22, 2023. The Junior Notes bear interest at a fixed rate of 6.375% per year up to, but not including, January 22, 2023. From January 22, 2023, the Junior Notes will bear interest at a floating rate based on the Three-Month LIBOR Rate plus 4.02%, reset quarterly. Total proceeds from this offering, after underwriting fees, expenses and debt issuance costs, were $394.9 million. We used the net proceeds from this offering for general partnership purposes and to reduce the indebtedness outstanding under our Credit Facility.

Extinguishment of Debt

In July 2017, we repaid in full the $125.0 million principal amount and $3.2 million of accrued interest outstanding under our 5.125% notes, using funds available under our $1.5 billion revolving Credit Facility.

In January 2018, we repaid in full the $300.0 million principal amount and $9.1 million of accrued interest outstanding under our 6.050% notes, using funds available under our $1.5 billion revolving Credit Facility.

14.  OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Accrued employee benefit liabilities	$31,969	$37,795
Accrued environmental remediation liabilities	31,803	35,878
Deferred consideration	19,640	19,126
ARO	3,833	3,439
Derivative liabilities	—	4,214
Other	5,411	4,985
Total other non-current liabilities	$92,656	$105,437

15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
Unrealized gains on derivative instruments	$29,530	$60,281
Net loss on settlement of interest rate swaps, net of amortization	(47,924)	(79,864)
Unrecognized loss on benefit plans	(2,617)	(6,010)
Other comprehensive income from equity method investments	49,642	—
Total accumulated other comprehensive income (loss)	$28,631	$(25,593)

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During 2016, we entered into seven forward-starting interest rate swaps with a total aggregate notional amount of $350.0 million, which we entered into in anticipation of the issuance of debt on or before January 15, 2018, and eleven forward-starting interest rate swaps with a total aggregate notional amount of $500.0 million, which we entered into in anticipation of the issuance of debt on or before November 15, 2018. In November 2017, we issued $400.0 of senior unsecured 4.125% fixed-rate notes (see Note 13 for further discussion) in contemplation of the repayment of the $300.0 million of 6.050% notes that were due on January 15, 2018. In connection with the issuance of these notes, we settled the related seven forward-starting interest rate swaps for $20.0 million in settlement proceeds. We expect to issue new fixed-rate debt on or before November 15, 2018 to repay the $400.0 million of 2.650% notes that are due on November 15, 2018, as well as to fund capital expenditures and other general partnership purposes, although no assurances can be given that the issuance of fixed-rate debt will be possible on acceptable terms.

During the year ended December 31, 2017, unrealized losses of $10.6 million were recorded in accumulated other comprehensive income (“AOCI”) to reflect the change in the fair values of the forward-starting interest rate swaps.

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

Additionally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on the gasoline-to-butane pricing spreads associated with our butane blending activities managed by a third party. These futures contracts are not designated in a hedge relationship for accounting purposes. Physical forward contracts and futures contracts that have not been designated in a hedge relationship are marked-to-market through earnings.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our commodity derivative instruments outstanding at December 31, 2017 (amounts in thousands of gallons):

	Volume (1)
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	8,678	246
Physical index derivative contracts	60,298	—
Futures contracts for refined petroleum products	1,241	630
			Hedge Type
Derivatives designated as hedging instruments:
Cash flow hedge futures contracts	5,334	—	Cash Flow Hedge
Futures contracts for refined petroleum products	120,792	—	Fair Value Hedge
____________________________

(1)	Volume represents absolute value of net notional volume position. All volumes represent net short positions.

Our futures contracts designated as fair value hedges relate to our inventory portfolio and extend to the fourth quarter of 2018. Our futures contracts relate to forecasted purchases and sales of refined petroleum products and extend to the second quarter of 2019.

Effective January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral.  These amendments impacted the accounting treatment of our exchange-traded derivatives contracts, primarily comprised of our futures contracts, for which the CME serves as the central clearing party, and exchange-settled derivatives traded on the over-the-counter (“OTC”) market. As a result, commencing with the first quarter of 2017, we began reducing the corresponding derivative asset and liability balances for our exchange-settled derivative contracts to reflect the settlement of those positions via the variation margin. The variation margin is now considered partial settlement of the derivative contract and will result in realized gains or losses which, prior to January 1, 2017, were classified as unrealized gains or losses on derivatives. In addition, we maintain an initial margin deposit with the broker in an amount sufficient to cover the fair value of our open futures positions. This margin deposit is considered collateral and is included within prepaid and other current assets in our consolidated balance sheets and is not offset against the fair values of our derivative instruments.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of each classification of derivative instruments and the locations of the derivative instruments on our consolidated balance sheets at the dates indicated (in thousands):

	December 31, 2017
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Total
Physical fixed price derivative contracts	$2,582	$—	$2,582	$(63)	$2,519
Physical index derivative contracts	455	—	455	(9)	446
Interest rate derivatives	—	31,994	31,994	—	31,994
Total current derivative assets	3,037	31,994	35,031	(72)	34,959
Total non-current derivative assets	—	—	—	—	—
Physical fixed price derivative contracts	(7,226)	—	(7,226)	63	(7,163)
Physical index derivative contracts	(18)	—	(18)	9	(9)
Total current derivative liabilities	(7,244)	—	(7,244)	72	(7,172)
Total non-current derivative liabilities	—	—	—	—	—
Net derivative (liabilities) assets	$(4,207)	$31,994	$27,787	$—	$27,787
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

At December 31, 2017, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, physical index contracts, and futures contracts for refined products contracts noted above) varied in duration in the overall portfolio, but did not extend beyond June 2019.  In addition, at December 31, 2017, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gains and (losses) on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Location	2017	2016
Derivatives NOT designated as hedging instruments:
Physical fixed price derivative contracts	Product sales	$(6,748)	$(11,161)
Physical index derivative contracts	Product sales	82	349
Physical fixed price derivative contracts	Cost of product sales	3,937	8,790
Physical index derivative contracts	Cost of product sales	1,147	308
Futures contracts for refined products	Cost of product sales	13,710	4,463

Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(22,362)	$(55,693)
Physical inventory - hedged items	Cost of product sales	32,016	77,555

Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(4,673)	$(1,410)
Time value excluded from hedge assessment	Cost of product sales	14,327	23,272
Net gain in income		$9,654	$21,862

The change in value recognized in OCI and the losses reclassified from AOCI to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the Year Ended December 31,
	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	$(10,597)	$62,609
Commodity derivatives	(136)	(2,328)
Total	$(10,733)	$60,281

		Gain (Loss) Reclassified From AOCI to Income (Effective Portion) for the Year Ended December 31,
	Location	2017	2016
Derivatives designated as cash flow hedging instruments:
Interest rate contracts	Interest and debt expense	$(11,922)	$(12,150)
Commodity derivatives	Product sales	—	1,266
Total		$(11,922)	$(10,884)

Over the next twelve months, we expect to reclassify $8.3 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense.  These net losses consist of $11.2 million of amortization of hedge losses on settled forward-starting interest rate swaps, partially offset by $2.9 million of amortization of hedge gains on settled forward-starting interest rate swaps settled in November 2017 and forecasted hedge gains on forward-starting interest rate swaps that we expect to settle in late 2018. Additionally, the unrealized gains and losses for refined petroleum products designated as cash flow hedges at December 31, 2017, of $0.1 million, are estimated to be realized and reclassified from AOCI to product sales during over the next twelve months. The ineffective portion of the change in fair value of cash flow hedges was not material for the years ended December 31, 2017 and 2016.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities, measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	December 31, 2017		December 31, 2016
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed price derivative contracts	$—	$2,582	$—	$1,352
Physical index derivative contracts	—	455	—	333
Interest rate derivatives	—	31,994	—	62,609

Financial liabilities:
Physical fixed price derivative contracts	—	(7,226)	—	(4,267)
Physical index derivative contracts	—	(18)	—	—
Futures contracts for refined products	—	—	(26,219)	—
Fair value	$—	$27,787	$(26,219)	$60,027

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange. The values for exchange-settled commodity derivatives at December 31, 2017 are presented after the application of the CME rulebook amendment, which deems that these instruments are settled daily via variation margin payments. As a result of this rulebook amendment, CME-settled derivatives, primarily comprised of our futures contracts for refined petroleum products, are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.

The values of the Level 2 interest rate derivatives were determined using fair value estimates obtained from our counterparties, which are verified using other available market data, including cash flow models which incorporate market inputs including the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. Credit value adjustments (“CVAs”), which are used to reflect the potential nonperformance risk of our counterparties, are considered in the fair value assessment of interest rate derivatives. We determined that the impact of CVAs is not significant to the overall valuation of interest rate derivatives as of December 31, 2017 and 2016.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed price derivative assets are net of CVAs determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of December 31, 2017 and 2016.  As of December 31, 2017 and 2016, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at amounts which approximate fair value due to the relatively short period to maturity of these financial instruments.  The fair values of our fixed-rate debt were estimated by observing market trading prices and by comparing the historical market prices of our publicly issued debt with the market prices of the publicly issued debt of other MLP’s with similar credit ratings and terms.  The fair value of our variable-rate debt approximates the carrying amount since the associated interest rates are market-based.  The carrying value and fair value of our debt, using Level 2 input values, were as follows at the dates indicated (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$4,241,963	$4,384,336	$3,967,695	$4,083,488
Variable-rate debt	668,562	668,904	250,000	250,000
Total debt	$4,910,525	$5,053,240	$4,217,695	$4,333,488

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.  See Note 18 for additional information.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  See Note 2 for further discussion of our fair value techniques. For the years ended December 31, 2017 and 2016, there were no significant fair value adjustments related to such assets or liabilities reflected in our consolidated financial statements.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of projected benefit obligations and plan assets, and the funded status of the RIGP and the Retiree Medical Plan (“the Plans”) were as follows for the periods indicated (in thousands):

	RIGP		Retiree Medical Plan
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$13,178	$17,405	$31,958	$33,730
Service cost	(58)	(34)	287	323
Interest cost	333	421	1,209	1,309
Plan participants’ contributions	—	—	481	474
Actuarial (gain) loss	(1,524)	(555)	689	2,871
Plan curtailment	—	(1,513)	—	—
Settlements	(1,900)	(598)	—	—
Benefit payments	(182)	(1,948)	(3,074)	(6,749)
Substantive provision change	—	—	(2,187)	—
Benefit obligation at end of year	$9,847	$13,178	$29,363	$31,958

Change in plan assets:
Fair value of plan assets at beginning of year	$4,524	$5,544	$—	$—
Actual return on plan assets	452	256	—	—
Plan participants’ contributions	—	—	481	474
Employer contributions	1,590	1,270	2,593	6,275
Settlements	(1,900)	(598)	—	—
Benefit payments	(182)	(1,948)	(3,074)	(6,749)
Fair value of plan assets at end of year	$4,484	$4,524	$—	$—

Funded status at end of year	$(5,363)	$(8,654)	$(29,363)	$(31,958)

The change in benefit obligation for the Retiree Medical Plan reflects a substantive provision change whereby plan participants are expected to share in a higher portion of future increases in health care costs.

Amounts recognized in our consolidated balance sheets for the Plans consist of the following at the dates indicated below (in thousands):

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2017	2016	2017	2016
Liabilities:
Accrued employee benefit liabilities - current	$—	$—	$(2,757)	$(2,817)
Accrued employee benefit liabilities - noncurrent	(5,363)	(8,654)	(26,606)	(29,141)
Total	$(5,363)	$(8,654)	$(29,363)	$(31,958)

AOCI:
Prior service credit	$—	$—	$(2,187)	$—
Net actuarial loss	722	2,616	4,082	3,394
Total	$722	$2,616	$1,895	$3,394

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the accumulated benefit obligation in excess of plan assets for the RIGP is as follows at the dates indicated (in thousands):

	RIGP
	December 31,
	2017	2016
Projected benefit obligation	$9,847	$13,178
Accumulated benefit obligation (1)	9,128	11,590
Fair value of plan assets	4,484	4,524
____________________________

(1)	The accumulated benefit obligation does not include an assumption for future compensation increases.

The weighted average assumptions used in determining net periodic benefit cost for the Plans were as follows for the periods indicated:

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	3.2%	3.0%	3.3%	4.0%	4.1%	3.9%
Expected return on plan assets	5.8%	5.8%	5.8%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%

The assumptions used in determining benefit obligations for the Plans were as follows at the dates indicated:

	RIGP		Retiree Medical Plan
	December 31,		December 31,
	2017	2016	2017	2016
Discount rate	3.3%	3.3%	3.6%	4.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

The discount rate reflects the rate at which benefits could be effectively settled on the measurement date.  For the years ended December 31, 2017, 2016, and 2015, the discount rate was determined based on a projection of expected cash flows from the Plans using relevant economic benchmarks available as of each year end.  The expected return on plan assets was determined based on projected long-term market returns for each asset class in which the Plans are invested, weighted by the target asset class allocations.  The rate of compensation increase represents the long-term assumption for future increases to salaries.

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2017 in the Retiree Medical Plan was 7.0% for 2018, grading down to 4.5% in 2025, and thereafter.  A hypothetical 1% movement in the assumed health care cost trend rates would not significantly affect our benefit cost or obligation.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net periodic benefit cost and other changes recognized in OCI for the Plans were as follows for the periods indicated (in thousands):

	RIGP			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$(58)	$(34)	$11	$287	$323	$365
Interest cost	333	421	551	1,209	1,309	1,334
Expected return on plan assets	(251)	(256)	(334)	—	—	—
Actuarial loss due to settlements	150	598	469	—	—	—
Amortization of unrecognized loss	19	522	842	—	766	199
Net periodic benefit cost	$193	$1,251	$1,539	$1,496	$2,398	$1,898

Other changes in plan assets and benefit obligations recognized in OCI:
Prior service credit	$—	$—	$—	$(2,187)	$—	—
Net actuarial (gain) loss	(1,725)	(2,068)	1,053	688	2,871	(3,573)
Amortization of unrecognized loss	(19)	(522)	(842)	—	(766)	(199)
Actuarial loss due to settlements	(150)	(598)	(469)	—	—	—
Total recognized in OCI	$(1,894)	$(3,188)	$(258)	$(1,499)	$2,105	$(3,772)
Total recognized in net period benefit cost and OCI	$(1,701)	$(1,937)	$1,281	$(3)	$4,503	$(1,874)

Actuarial gains and losses are amortized over the average future service period of current plan participants expected to receive benefits. The corridor approach is used to determine when actuarial gains and losses are to be amortized and is equal to 10 percent of the greater of the projected benefit obligation or the fair value of plan assets. The amount of gain or loss in excess of the calculated corridor is subject to amortization. We expect that the following amounts, currently included in OCI, for the Plans will be recognized in our consolidated statement of operations during the year ending December 31, 2018 (in thousands):

	RIGP	Retiree Medical Plan
Amortization of unrecognized loss	$—	$236
Prior service credit	—	(461)

We estimate the following benefit payments, which reflect expected future service, as appropriate, will be paid for the Plans in the years indicated below as such (in thousands):

	RIGP	Retiree Medical Plan
2018	$3,094	$2,807
2019	1,140	2,707
2020	927	2,592
2021	991	2,464
2022	765	2,408
Thereafter	2,218	9,295

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect to contribute $3.3 million to our benefit plans in 2018.  Funding requirements for subsequent years are uncertain and will depend on whether there are any changes in the actuarial assumptions used to calculate plan funding levels, the actual return on plan assets and any legislative or regulatory changes affecting plan funding requirements.  For tax planning, financial planning, cash flow management or cost reduction purposes, we may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

We do not fund the Retiree Medical Plan and, accordingly, no assets are invested in the plan. A summary of investments in the RIGP are as follows at the dates indicated (in thousands):

	December 31, 2017		December 31, 2016
	Level 1	Level 3	Level 1	Level 3
Mutual fund - fixed-income securities	$2,454	$—	$2,305	$—
Mutual fund - money market	222	—	212	—
Coal lease	—	1,808	—	2,007
Fair value of plan assets	$2,676	$1,808	$2,517	$2,007

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

The following table summarizes the activity in our Level 3 pension assets for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance, January 1	$2,007	$2,320
Royalty payments received	380	369
Unrealized loss	(199)	(313)
Transfers out of Level 3	(380)	(369)
Ending balance, December 31	$1,808	$2,007

The RIGP investment policy does not target specific asset classes, but seeks to balance the preservation and growth of capital in the plan’s mutual funds with the income derived with proceeds from the coal lease.  While no significant changes in the asset class allocation of the plan are expected during the upcoming year, Services Company may make changes at any time.

Retirement and Savings Plans

Services Company also sponsors the Retirement and Savings Plan (“RASP”) through which it provides retirement benefits for substantially all of its regular full-time employees located in the continental United States, except those covered by certain labor contracts.  The RASP consists of two components.  Under the first component, Services Company contributes 5% of each eligible employee’s covered salary to an employee’s separate account maintained in the RASP.  Under the second component, Services Company makes a matching contribution into the employee’s separate account for 100% of an employee’s contribution to the RASP up to 5% (or 6% if an employee has over 20 years of service) of an employee’s eligible covered salary.  Total costs of providing these benefits through the RASP were $17.6 million, $16.4 million and $15.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Company also participates in a multi-employer retirement income plan and a multi-employer postretirement benefit plan, both of which provide retirement and health care and life insurance benefits to employees covered by certain labor contracts.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  The costs of providing these benefits, in aggregate, were $1.4 million for all years ended December 31, 2017, 2016 and 2015, respectively.

Additionally, certain of our wholly owned subsidiaries provide a savings and retirement plan to employees.  The costs of providing these benefits were $2.1 million for year ended December 31, 2017 and $1.4 million for the years ended December 31, 2016 and 2015.

Employee Stock Ownership Plan

Services Company provides the ESOP to the majority of its employees hired before September 16, 2004.  Employees hired by Services Company after September 15, 2004 and certain employees covered by a union multi-employer pension plan do not participate in the ESOP.  The ESOP owns all of the outstanding common stock of Services Company.  Buckeye, as primary beneficiary, consolidates Services Company.

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

Individual employees were allocated shares based upon the ratio of their eligible compensation to total eligible compensation.  Eligible compensation generally included base salary, overtime payments and certain bonuses.  All Services Company stock has been released to ESOP participants.  Total ESOP related costs charged to earnings were nominal for each of the years ended December 31, 2017, 2016, and 2015.

19.  UNIT-BASED COMPENSATION PLANS

We award unit-based compensation to employees and directors primarily under the LTIP, which was approved by the Partnership’s unitholders in June 2013 and subsequently amended and restated in June 2017.  The LTIP replaced the 2009 Long-Term Incentive Plan (the “2009 Plan”), which was merged with and into the LTIP, and no further grants have since been made under the 2009 Plan.  We formerly awarded options to acquire LP Units to employees pursuant to the Buckeye Partners, L.P. Unit Option and Distribution Equivalent Plan (the “Option Plan”).

We recognized compensation expense related to the LTIP, which includes awards under the LTIP, and the Option Plan of $30.6 million, $33.5 million and $29.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

LTIP

The LTIP, which is overseen by the Compensation Committee of the Board of Directors of Buckeye GP (the “Compensation Committee”), provides for the grant of phantom units, performance units and in certain cases, distribution equivalent rights (“DERs”), which provide the participant a right to receive payments based on distributions we make on our LP Units.  Phantom units are notional LP Units whose vesting is subject to service-based restrictions or other conditions established by the Compensation Committee in its discretion.  Phantom units entitle a participant to receive an LP Unit without payment of an exercise price upon vesting.  Performance units are notional LP Units whose vesting is subject to the attainment of one or more performance goals, and which also entitle a participant to receive LP Units without payment of an exercise price upon vesting.  DERs are rights to receive a cash payment per phantom unit or performance unit, as applicable, equal to the per unit cash distribution we pay on our LP Units.  If awards are forfeited, terminated or otherwise not paid in full, the LP Units underlying such awards will again be available for purposes of the LTIP, subject to certain limitations.  Persons eligible to receive grants under the LTIP are (i) officers and employees of Buckeye GP and any of our affiliates who provide services to us and (ii) independent members of the Board of Directors of Buckeye GP.  Phantom units or performance units may be granted to participants at any time as determined by the Compensation Committee.

A total of 2,672,370 LP Units were available for issuance under the LTIP as of December 31, 2017.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferral Plan under the LTIP

On December 13, 2016, the Compensation Committee approved the terms of the amended and restated Buckeye Partners, L.P. Unit Deferral and Incentive Plan (“Deferral Plan”).  The Compensation Committee is expressly authorized to adopt the Deferral Plan under the terms of the LTIP, which grants the Compensation Committee the authority to establish a program pursuant to which our phantom units may be awarded in lieu of cash compensation at the election of the employee.  At December 31, 2017, 2016 and 2015, eligible employees were allowed to defer up to 50% of their 2017, 2016 and 2015 compensation awards under our Annual Incentive Compensation Plan or other discretionary bonus program in exchange for grants of phantom units equal in value to the amount of their cash award deferral (each such unit, a “Deferral Unit”).  Participants also receive one matching phantom unit for each Deferral Unit.  Deferral Units and their matching phantom units vest on December 15 of the second year after the year in which such units are granted.  During 2017 and 2016, 145,138 and 139,526 phantom units were granted under this plan, respectively.  These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the year ended December 31, 2017, the Compensation Committee granted 316,800 phantom units to employees (including the 145,138 phantom units granted pursuant to the Deferral Plan discussed above), 18,000 phantom units to independent directors of Buckeye GP and 212,372 performance units to employees.  The vesting criteria for the performance units are the attainment of certain performance goals during the third year of a three-year period and remaining employed by us throughout such three-year period.

Phantom unit grantees will be paid quarterly distributions on DERs associated with phantom units over their respective vesting periods of one to three years in the same amounts per phantom unit as distributions paid on our LP Units over those same periods.  The phantom unit DERs distributions were $4.1 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively.  Distributions may be paid on performance units at the end of the three-year vesting period.  In such case, DERs will be paid on the number of LP Units for which the performance units will be settled.  Quarterly distributions related to DERs associated with phantom and performance units are recorded as a reduction of our Limited Partners’ Capital on our consolidated balance sheets.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2016	1,011	$68.20
Granted (2)	637	53.47
Vested	(333)	58.89
Forfeited	(19)	60.76
Unvested at December 31, 2016	1,296	$63.54
Granted (2)	547	69.91
Performance adjustment (3)	32	71.50
Vested	(386)	70.98
Forfeited	(39)	64.26
Unvested at December 31, 2017	1,450	$64.04
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

(3)
Represents the LP Units issued in excess of target amounts for performance awards that vested during the year ended December 31, 2017 as a result of our above target performance with respect to applicable performance goals.

At December 31, 2017, we expect to recognize $32.5 million of compensation expense related to the unvested LTIP over a weighted average remaining period of 1.7 years.

Unit Option and Distribution Equivalent Plan

We also sponsor the Option Plan pursuant to which we historically granted options to employees to purchase LP Units at the market price of our LP Units on the date of grant.  Generally, the options vest three years from the date of grant and expire ten years from the date of grant.  As unit options are exercised, we issue new LP Units to the holder.  We have not historically repurchased, and do not expect to repurchase in 2018, any of our LP Units.  Following the adoption of the 2009 Plan, effective March 20, 2009, we ceased making additional grants under the Option Plan.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in the options outstanding (all of which are vested) under the Option Plan for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted- Average Strike Price ($/LP Unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2016	17	$48.71	0.9	$300
Exercised	(6)	47.17
Forfeited, cancelled or expired	(1)	$44.73

Outstanding at December 31, 2016	10	$50.36	0.1	$151
Exercised	(10)	50.36
Forfeited, cancelled or expired	—	—

Outstanding at December 31, 2017	—	$—	0	$—

Exercisable at December 31, 2017	—	$—	0	$—
____________________________

(1)
Aggregate intrinsic value reflects fully vested LP Unit options at the date indicated. Intrinsic value is determined by calculating the difference between our closing LP Unit price on the last trading day of the period and the exercise price, multiplied by the number of exercisable, in-the-money options.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.1 million and $0.1 million, respectively.  At December 31, 2017 and 2016, there was no unrecognized compensation cost related to unvested options, as all options were vested as of November 24, 2011. The fair value of options vested was zero for each of the years ended December 31, 2017, 2016 and 2015, respectively.

20.  RELATED PARTY TRANSACTIONS

We are managed by Buckeye GP, our general partner.  Services Company is considered a related party with respect to us.  Services Company employees provide services to the majority of our operating subsidiaries.  Pursuant to a services agreement entered into in December 2004, our operating subsidiaries reimburse Services Company for the costs of the services provided by Services Company.  As Services Company is consolidated, these amounts eliminate in consolidation.  Services Company, which is beneficially owned by the ESOP, owned 0.6 million of our LP Units (0.4% of our LP Units outstanding) as of December 31, 2017.  Distributions received by Services Company from us on such LP Units are distributed to ESOP participants for investment pursuant to the terms of the ESOP.  Distributions paid to Services Company totaled $2.9 million, $3.0 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Total distributions paid to Services Company decrease over time as Services Company sells LP Units to fund benefits payable to ESOP participants who exit the ESOP or otherwise choose to diversify their holdings.

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

At-the-Market Offering Program

In March 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”). Under the terms of the Equity Distribution Agreement, we could offer and sell up to $500.0 million in aggregate gross sales proceeds of LP Units from time to time through the ATM Underwriters, acting as agents of Buckeye or as principals, subject in each case to the terms and conditions set forth in the Equity Distribution Agreement. Sales of LP Units, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.  During the years ended December 31, 2017, 2016 and 2015, we sold 6.2 million, 1.6 million and 2.2 million LP Units in aggregate under the active equity distribution agreements and received $345.8 million, $108.4 million and $161.5 million in net proceeds after deducting commissions and other related expenses, including $1.9 million, $1.1 million and $1.6 million of compensation paid in aggregate to the agents under their active equity distribution agreements, respectively. The 6.2 million LP Units sold under the Equity Distribution Agreement in 2017 included a block sale of approximately 3.8 million LP Units on September 21, 2017. The Equity Distribution Agreement expired on January 15, 2018. We intend to enter into a new equity distribution agreement in 2018.

Other Equity Offerings

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding units for the periods indicated (in thousands):

Limited Partners
Units outstanding at January 1, 2015	127,043
LP Units issued pursuant to the Option Plan (1)	5
LP Units issued pursuant to the LTIP (1)	229
Issuance of units through equity distribution agreements	2,247
Units outstanding at December 31, 2015	129,524
LP Units issued pursuant to the Option Plan (1)	6
LP Units issued pursuant to the LTIP (1)	254
Issuance of units to institutional investors	8,913
Issuance of units through equity distribution agreements	1,567
Units outstanding at December 31, 2016	140,264
LP Units issued pursuant to the Option Plan (1)	10
LP Units issued pursuant to the LTIP (1)	244
Issuance of units through equity distribution agreements	6,159
Units outstanding at December 31, 2017	146,677
____________________________

(1)	The number of units issued represents issuance net of tax withholding.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Distributions

We generally make quarterly cash distributions to unitholders of substantially all of our available cash, generally defined in our partnership agreement as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our general partner deems appropriate. Cash distributions are paid for LP Units and for DERs with respect to certain unit-based compensation awards outstanding as of each respective period. Cash distributions paid to unitholders of Buckeye for the periods indicated were as follows (in thousands, except per unit amounts):

		Amount Per	Total Cash
Record Date	Payment Date	LP Unit	Distributions
February 17, 2015	February 24, 2015	$1.1375	$145,382
May 11, 2015	May 18, 2015	1.1500	147,085
August 10, 2015	August 17, 2015	1.1625	149,490
November 9, 2015	November 17, 2015	1.1750	152,175
Total			$594,132

February 23, 2016	March 1, 2016	$1.1875	$154,928
May 16, 2016	May 23, 2016	1.2000	157,247
August 15, 2016	August 22, 2016	1.2125	159,881
November 15, 2016	November 22, 2016	1.2250	172,673
Total			$644,729

February 21, 2017	February 28, 2017	$1.2375	$174,888
May 15, 2017	May 22, 2017	1.2500	176,832
August 14, 2017	August 21, 2017	1.2625	179,631
November 13, 2017	November 20, 2017	1.2625	186,042
Total			$717,393

On February 9, 2018, we announced a quarterly distribution of $1.2625 per LP Unit that will be paid on February 27, 2018, to unitholders of record on February 20, 2018.  Based on the LP Units and distribution equivalent rights with respect to certain unit-based compensation awards outstanding as of December 31, 2017, cash expected to be distributed to LP unitholders on February 27, 2018 is estimated to be approximately $186.2 million.

22.  INCOME TAXES

Our current and deferred income tax expense (benefit) was $0.3 million and $0.6 million, respectively, for the year ended December 31, 2017, $(0.2) million and $1.7 million, respectively, for the year ended December 31, 2016 and $1.6 million and ($0.7) million, respectively, for the year ended December 31, 2015.  We have no unrecognized tax benefits related to uncertain tax positions. Deferred tax assets and liabilities as of December 31, 2017 and 2016 relate to BDL and Buckeye Caribbean. The Tax Act, which went into effect January 1, 2018, did not have a significant impact on the consolidated financial statements.

The net operating loss carryforwards, underlying related deferred tax assets, will expire between 2020 and 2022. Accordingly, a valuation allowance has been provided for deferred tax assets that are not more likely than not to be realized.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising our net deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax asset:
Net operating loss carryforward	$19,234	$18,909
Capital loss carryforward	11,453	22,333
Other	2,697	2,608
Total deferred tax asset	$33,384	$43,850

Deferred tax liability:
Property, plant and equipment	$1,536	$1,224
Other	83	123
Total deferred tax liability	1,619	1,347
Net deferred tax asset	31,765	42,503
Less: Valuation allowance	(29,451)	(40,972)
Deferred taxes, net	$2,314	$1,531

We are currently under an income tax audit for Buckeye Caribbean by the Puerto Rico Treasury Department for tax years from 2014 through 2016.  As of December 31, 2017, BDL’s tax years from 2014 to 2017 and Buckeye Caribbean’s tax years from 2013 through 2017 were open to examination by the Internal Revenue Service and Puerto Rico Treasury Department, respectively.

23.  EARNINGS PER UNIT

The following tables set forth the calculation of earnings per unit, attributable to Buckeye’s unit holders, taking into consideration net income allocable to participating securities, as well as the reconciliation of basic weighted average units outstanding to diluted weighted average units outstanding (in thousands, except per unit amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to unitholders	$474,794	$535,608	$437,223

Basic:
Weighted average units outstanding - basic	142,501	132,242	128,084
Earnings per unit - basic	$3.33	$4.05	$3.41

Diluted:
Weighted average units outstanding - basic	142,501	132,242	128,084
Effect of dilutive securities	643	685	533
Weighted average units outstanding - diluted	143,144	132,927	128,617
Earnings per unit - diluted	$3.32	$4.03	$3.40

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  BUSINESS SEGMENTS

We operate and report in three business segments: (i) Domestic Pipelines & Terminals; (ii) Global Marine Terminals; and (iii) Merchant Services. All inter-segment revenues, expenses, operating income and assets have been eliminated.

Domestic Pipelines & Terminals

The Domestic Pipelines & Terminals segment receives liquid petroleum products from refineries, connecting pipelines, vessels, trains, and bulk and marine terminals, transports those products to other locations for a fee, and provides bulk liquid storage and terminal throughput services.  The segment also has butane blending capabilities and provides crude oil services, including train loading/unloading, storage and throughput. This segment owns and operates pipeline systems and liquid petroleum products terminals in the continental United States, including three terminals owned by the Merchant Services segment but operated by the Domestic Pipelines & Terminals segment, and two underground propane storage caverns. Additionally, this segment provides turn-key operations and maintenance of third-party pipelines and performs pipeline construction management services typically for cost plus a fixed or variable fee.

Global Marine Terminals

The Global Marine Terminals segment, including through its interest in VTTI, provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading along with petroleum processing services in the New York Harbor on the East Coast and Corpus Christi, Texas in the Gulf Coast region of the United States, as well as The Bahamas, Puerto Rico and St. Lucia in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  The segment owns and operates, or owns a significant interest in, 22 liquid petroleum product and crude oil terminals, located in these key domestic and international energy hubs, that enable us to facilitate global flows of crude and refined petroleum products, offer connectivity between supply areas and market centers, and provide premier storage, marine terminalling, blending, and processing services to a diverse customer base.

Merchant Services

The Merchant Services segment is a wholesale distributor of refined petroleum products in the United States and in the Caribbean. The segment’s products include gasoline, natural gas liquids, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel, kerosene and fuel oil.  The segment owns three terminals, which are operated by the Domestic Pipelines & Terminals segment.  The segment’s customers consist principally of product wholesalers, as well as major commercial users of these refined petroleum products.

Financial Information by Segment

The following tables summarize our financial information by each segment for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Domestic Pipelines & Terminals	$1,035,663	$1,011,696	$966,749
Global Marine Terminals	634,749	671,465	514,301
Merchant Services	2,038,221	1,621,915	2,037,664
Intersegment	(60,488)	(56,700)	(65,280)
Total revenue	$3,648,145	$3,248,376	$3,453,434

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our earnings from equity investments by each segment for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Earnings from equity investments:
Domestic Pipelines & Terminals	$13,095	$11,536	$6,381
Global Marine Terminals	22,910	—	—
Total earnings from equity investments	$36,005	$11,536	$6,381

For the years ended December 31, 2017, 2016 and 2015, no customer contributed 10% or more of consolidated revenue.

	Year Ended December 31,
	2017	2016	2015
Capital expenditures (1)
Domestic Pipelines & Terminals	$250,454	$294,849	$218,283
Global Marine Terminals	182,267	191,422	375,267
Merchant Services	614	45	970
Total capital expenditures, net	$433,335	$486,316	$594,520
____________________________

(1)	Amounts exclude the impact of accruals. See Note 25 for supplemental cash flow information.

	December 31,
	2017	2016
Total Assets:
Domestic Pipelines & Terminals	$3,936,058	$4,412,464
Global Marine Terminals	5,924,731	4,494,995
Merchant Services	443,870	513,644
Total assets	$10,304,659	$9,421,103

The Global Marine Terminals segment’s long-lived assets consist of property, plant and equipment, goodwill, intangible assets and other non-current assets.  Total long-lived assets located in our international locations were $2.1 billion for both years ended December 31, 2017 and 2016, located in the Caribbean.

The following tables summarize our revenues by major geographic area, for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$3,361,160	$2,915,619	$3,115,450
International	286,985	332,757	337,984
Total revenue	$3,648,145	$3,248,376	$3,453,434

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA

Adjusted EBITDA is a measure not defined by GAAP. We define Adjusted EBITDA as earnings from continuing operations before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, and gains and losses on asset sales. The definition of Adjusted EBITDA is also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, such as that in VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Adjusted EBITDA is a non-GAAP financial measure that is used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.

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

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents income from continuing operations on a consolidated basis and a reconciliation of income from continuing operations, which is the most comparable financial measure under GAAP, to Adjusted EBITDA, as well as Adjusted EBITDA by segment for the periods indicated (in thousands):

		December 31,
		2017	2016	2015
Reconciliation of Income from continuing operations to Adjusted EBITDA:
Income from continuing operations		$493,665	$548,675	$438,391
Less:	Net income attributable to noncontrolling interests	(14,863)	(13,067)	(311)
Income from continuing operations attributable to Buckeye Partners, L.P.		478,802	535,608	438,080
Add:	Interest and debt expense	225,583	194,922	171,330
	Income tax expense	872	1,460	874
	Depreciation and amortization (1)	269,243	254,659	221,278
	Non-cash unit-based compensation expense	30,302	33,344	29,215
	Acquisition and transition expense (2)	4,226	8,196	3,127
	Litigation contingency accrual (3)	—	—	15,229
	Hurricane-related costs, net of recoveries (4)	5,780	16,795	—
	Proportionate share of Adjusted EBITDA for equity method investment in VTTI (5)	126,642	—	—
Less:	Amortization of unfavorable storage contracts (6)	—	(5,979)	(11,071)
	Gains on property damage recoveries (7)	(4,621)	(5,700)	—
	Gain on sale of ammonia pipeline	—	(5,299)	—
	Earnings from equity method investment in VTTI (5)	(22,910)	—	—
Adjusted EBITDA		$1,113,919	$1,028,006	$868,062

Adjusted EBITDA
Domestic Pipelines & Terminals	$573,021	$568,405	$522,196
Global Marine Terminals	512,821	427,229	323,840
Merchant Services	28,077	32,372	22,026
Adjusted EBITDA	$1,113,919	$1,028,006	$868,062
____________________________

(1)	Includes 100% of the depreciation and amortization expense of $72.4 million, $71.7 million and $49.3 million for Buckeye Texas for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Represents transaction, internal and third-party costs related to asset acquisition and integration.

(3)	Represents reductions in revenue related to settlement of a FERC proceeding.

(4)
Represents costs incurred at our BBH facility in the Bahamas, Yabucoa Terminal in Puerto Rico, Corpus Christi facilities in Texas, and certain terminals in Florida, as a result of Hurricanes Harvey, Irma, and Maria, which occurred in August and September 2017, as well as Hurricane Matthew, which occurred in October 2016, consisting of operating expenses and write-offs of damaged long-lived assets, net of insurance recoveries.

(5)
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

(6)	Represents fair value adjustment amortization related to certain storage contracts acquired in the BBH acquisition. These contracts were fully amortized by December 31, 2016.

(7)	Represents gains on recoveries of property damages caused by third parties, primarily related to vessel allision with a dock at our terminal located in Pennsauken, New Jersey.

BUCKEYE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid for interest (net of capitalized interest)	$210,723	$174,555	$156,654
Cash paid for income taxes	1,333	812	1,705
Capitalized interest	4,792	4,371	21,257

Liabilities related to capital projects outstanding at December 31, 2017, 2016, and 2015 of $62.6 million, $59.1 million, and $87.9 million, respectively, are not included under “Capital expenditures” within the consolidated statement of cash flows.

26.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the periods indicated is set forth below (in thousands, except per unit amounts).  Quarterly results were influenced by seasonal and other factors inherent in our business.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Revenue	$969,273	$810,201	$922,619	$946,052	$3,648,145
Operating income	172,030	170,641	167,953	173,280	683,904
Net income	126,309	116,379	120,224	130,753	493,665
Net income attributable to Buckeye Partners, L.P.	123,576	112,722	116,187	126,317	478,802

Earnings per unit - basic	$0.88	$0.80	$0.82	$0.85	$3.33
Earnings per unit - diluted	$0.88	$0.80	$0.81	$0.85	$3.32

2016
Revenue	$780,594	$777,122	$766,605	$924,055	$3,248,376
Operating income	180,207	189,944	206,227	156,964	733,342
Net income	134,977	144,499	160,270	108,929	548,675
Net income attributable to Buckeye Partners, L.P.	131,113	140,456	156,374	107,665	535,608

Earnings per unit - basic	$1.01	$1.08	$1.19	$0.78	$4.05
Earnings per unit - diluted	$1.01	$1.07	$1.19	$0.78	$4.03

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2018 Annual Meeting of unitholders (the “2018 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the headings “Proposal One:  Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item will be set forth in our 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the heading “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.

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

3.10
Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Buckeye Partners, L.P., dated as of December 13, 2017, (Incorporated by reference to Exhibit 3.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December  18, 2017).

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

4.12
Twelfth Supplemental Indenture, dated November 20, 2017, between Buckeye Partners, L.P. and Branch Banking and Trust Company (successor-in-interest to U.S. Bank National Association), as trustee (Incorporated by reference to Exhibit 4.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on November 20, 2017).

10.1
Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective January 1, 2017 (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on December 19, 2016).

10.2
Services Agreement dated as of February 21, 2013, among Buckeye Partners, L.P., certain operating subsidiaries of Buckeye Partners, L.P. and Services Company (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

* **10.6	Buckeye Partners, L.P. Annual Incentive Compensation Plan (as amended and restated, effective January 1, 2018).

*10.7
Buckeye Partners, L.P. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2013 (Incorporated by reference to Exhibit 10.8 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012).

*10.8
Buckeye Pipe Line Company Benefit Equalization Plan, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.9 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.12
Third Amendment to Revolving Credit Agreement dated as of June 6, 2017, by and among Buckeye Partners, L.P., Buckeye Energy Services LLC, Buckeye Caribbean Terminals LLC and Buckeye West Indies Holdings LP, as borrowers, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 9, 2017)

10.13
Term Loan Agreement dated as of September 30, 2016, by and among Buckeye Partners, L.P., as borrower, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on October 3, 2016).

10.14
First Amendment to Term Loan Agreement dated as of June 6, 2017, by and among Buckeye Partners, L.P., as borrower, the lenders party thereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.2 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on June 9, 2017).

10.15
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

10.16
Shareholders’ Agreement, dated as of January 4, 2017, by and among VIP Terminals Finance B.V., Buckeye North Sea Coöperatief U.A. and VIP Terminals Holding B.V. (Incorporated by reference to Exhibit 10.1 of Buckeye Partners, L.P.’s Current Report on Form 8-K filed on January 4, 2017).

*10.17	Form of Phantom Unit Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.14 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

*10.18	Form of Phantom Unit Grant Agreement (UDIP - Employee) (Incorporated by reference to Exhibit 10.15 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

*10.19	Form of Phantom Unit Grant Agreement (Director) (Incorporated by reference to Exhibit 10.16 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

*10.20	Form of Performance Unit Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.17 of Buckeye Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016).

**12.1	Computation of Ratio of Earnings to Fixed Charges.

**21.1	List of Subsidiaries of Buckeye Partners, L.P.

**23.1	Consent of Deloitte & Touche LLP.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
___

_________________________
*                 Represents management contract or compensatory plan or arrangement.
**          Filed herewith.
†                 Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Buckeye agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.

(a)         Exhibits — See Item 15(a)(3) above.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE PARTNERS, L.P.
(Registrant)
	By:		Buckeye GP LLC,
as General Partner

Dated: February 22, 2018	By:	/s/	CLARK C. SMITH
Clark C. Smith
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 22, 2018	By:	/s/	CLARK C. SMITH
Clark C. Smith
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2018	By:	/s/	KEITH E. ST.CLAIR
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 22, 2018	By:	/s/	GARY L. BOHNSACK
Gary L. Bohnsack
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 22, 2018	By:	/s/	PIETER BAKKER
Pieter Bakker
Director

Dated: February 22, 2018	By:	/s/	BARBARA M. BAUMANN
Barbara M. Baumann
Director

Dated: February 22, 2018	By:	/s/	BARBARA J. DUGANIER
Barbara J. Duganier
Director

Dated: February 22, 2018	By:	/s/	JOSEPH A. LASALA, JR.
Joseph A. LaSala, Jr.
Director

Dated: February 22, 2018	By:	/s/	MARK C. MCKINLEY
Mark C. McKinley
Director

Dated: February 22, 2018	By:	/s/	LARRY C. PAYNE
Larry C. Payne
Director

Dated: February 22, 2018	By:	/s/	OLIVER G. “RICK” RICHARD, III
Oliver “Rick” G. Richard, III
Director

Dated: February 22, 2018	By:	/s/	FRANK S. SOWINSKI
Frank S. Sowinski
Lead Independent Director

Dated: February 22, 2018	By:	/s/	MARTIN A. WHITE
Martin A. White
Director