Form 10-Q
period 2018-06-30
BUCKEYE PARTNERS, L.P.
filed 2018-08-03
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Limited partner units and Class C Units outstanding as of July 27, 2018: 146,944,898 and 6,439,316, respectively.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product sales	$556,850	$399,805	$1,349,037	$965,225
Transportation, storage and other services	383,989	410,396	774,907	814,249
Total revenue	940,839	810,201	2,123,944	1,779,474

Costs and expenses:
Cost of product sales	552,399	392,578	1,337,726	940,628
Operating expenses	156,505	162,107	311,373	323,529
Depreciation and amortization	66,569	64,838	130,707	130,326
General and administrative	21,792	24,346	45,081	46,083
Other, net	(2,123)	(4,422)	(16,153)	(4,422)
Total costs and expenses	795,142	639,447	1,808,734	1,436,144
Operating income	145,697	170,754	315,210	343,330

Other income (expense):
Earnings from equity investments	8,265	3,120	15,754	13,478
Interest and debt expense	(59,566)	(56,424)	(118,671)	(112,309)
Other expense	(297)	(32)	(612)	(550)
Total other expense, net	(51,598)	(53,336)	(103,529)	(99,381)

Income before taxes	94,099	117,418	211,681	243,949
Income tax expense	(782)	(1,039)	(1,272)	(1,261)
Net income	93,317	116,379	210,409	242,688
Less: Net income attributable to noncontrolling interests	(1,413)	(3,657)	(6,132)	(6,390)
Net income attributable to Buckeye Partners, L.P.	$91,904	$112,722	$204,277	$236,298

Earnings per unit attributable to Buckeye Partners, L.P.:
Basic	$0.59	$0.80	$1.34	$1.68
Diluted	$0.59	$0.80	$1.33	$1.67

Weighted average units outstanding:
Basic	153,258	140,826	151,093	140,603
Diluted	153,989	141,505	151,770	141,253

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$93,317	$116,379	$210,409	$242,688
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net	8,936	(9,216)	23,074	(6,231)
Reclassification of derivative losses to net income, net	2,295	3,037	4,632	6,075
Changes in benefit plan assets and benefit obligations	(18)	(161)	—	16
Other comprehensive (loss) income from equity method investments	(21,720)	24,855	(7,757)	27,746
Total other comprehensive (loss) income	(10,507)	18,515	19,949	27,606
Comprehensive income	82,810	134,894	230,358	270,294
Less: Comprehensive income attributable to noncontrolling interests	(1,413)	(3,657)	(6,132)	(6,390)
Comprehensive income attributable to Buckeye Partners, L.P.	$81,397	$131,237	$224,226	$263,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$1,657	$2,180
Accounts receivable, net	218,723	270,648
Construction and pipeline relocation receivables	11,529	11,047
Inventories	155,923	301,425
Derivative assets	53,547	34,959
Prepaid and other current assets	65,604	36,339
Total current assets	506,983	656,598

Property, plant and equipment	8,177,763	7,928,240
Less: Accumulated depreciation	(1,288,328)	(1,192,448)
Property, plant and equipment, net	6,889,435	6,735,792

Equity investments	1,482,081	1,494,412
Goodwill	1,007,355	1,007,313

Intangible assets	615,086	615,086
Less: Accumulated amortization	(288,629)	(256,025)
Intangible assets, net	326,457	359,061

Other non-current assets	38,635	51,483
Total assets	$10,250,946	$10,304,659

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$171,006	$252,204
Accounts payable	86,326	160,777
Derivative liabilities	2,854	7,172
Accrued and other current liabilities	242,755	265,207
Total current liabilities	502,941	685,360

Long-term debt	4,877,890	4,658,321
Other non-current liabilities	90,526	92,656
Total liabilities	5,471,357	5,436,337

Commitments and contingent liabilities (Note 4)	—	—

Buckeye Partners, L.P. capital:
Limited Partners (146,944,570 and 146,677,459 units outstanding as of June 30, 2018 and December 31, 2017, respectively)	4,441,505	4,562,306
Class C Units (6,439,316 and zero units outstanding as of June 30, 2018 and December 31, 2017, respectively)	278,255	—
Accumulated other comprehensive income	48,580	28,631
Total Buckeye Partners, L.P. capital	4,768,340	4,590,937
Noncontrolling interests	11,249	277,385
Total partners’ capital	4,779,589	4,868,322
Total liabilities and partners’ capital	$10,250,946	$10,304,659

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$210,409	$242,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130,707	130,326
Amortization of debt issuance costs, discounts and terminated interest rate swaps	7,828	8,722
Non-cash unit-based compensation expense	16,772	17,665
Gain on asset impairments, disposals and recoveries, net	(15,655)	(4,621)
Changes in fair value of derivatives, net	190	(29,484)
Earnings from equity investments	(15,754)	(13,478)
Distributions of earnings from equity investments	15,613	17,700
Other non-cash items	1,785	1,105
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	49,409	38,281
Construction and pipeline relocation receivables	(482)	(2,762)
Inventories	145,516	70,329
Prepaid and other current assets	(29,275)	16,557
Accounts payable	(79,125)	(45,361)
Accrued and other current liabilities	(24,036)	(8,164)
Other non-current assets and liabilities	17,239	(3,282)
Net cash provided by operating activities	431,141	436,221
Cash flows from investing activities:
Capital expenditures	(250,035)	(202,961)
Acquisition of and contribution to equity investments	(28,361)	(1,150,000)
Distributions from equity investments in excess of earnings	32,928	7,402
Acquisition working capital settlement	883	—
Proceeds from property disposals and recoveries	9,388	5,049
Net cash used in investing activities	(235,197)	(1,340,510)
Cash flows from financing activities:
Net proceeds from issuance of Units and exercise of Unit options	262,042	48,921
Payment of tax withholding on vesting of LTIP awards	(6,728)	(8,305)
Net proceeds from issuance of long-term debt	394,936	—
Repayment of long-term debt	(300,000)	—
Borrowings under the BPL Credit Facility	1,294,180	865,890
Repayments under the BPL Credit Facility	(1,172,340)	(505,890)
Net (repayments) borrowings under the BMSC Credit Facility	(81,198)	227,260
Acquisition of noncontrolling interest	(210,000)	—
Contributions from noncontrolling interests	7,400	5,600
Distributions to noncontrolling interests	(12,602)	(16,892)
Distributions to LP unitholders	(372,157)	(350,260)
Net cash (used in) provided by financing activities	(196,467)	266,324
Net decrease in cash and cash equivalents	(523)	(637,965)
Cash and cash equivalents — Beginning of period	2,180	640,340
Cash and cash equivalents — End of period	$1,657	$2,375

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited Partners	Class C Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Partners’ capital - January 1, 2018	$4,562,306	$—	$28,631	$277,385	$4,868,322
Net income	198,923	5,354	—	6,132	210,409
Acquisition of noncontrolling interest	54,660	2,346	—	(267,006)	(210,000)
Distributions paid to unitholders	(373,529)	—	—	1,372	(372,157)
In-kind distribution to unitholders	(8,469)	8,469	—	—	—
Net proceeds from issuance of Units	—	262,086	—	—	262,086
Amortization of unit-based compensation awards	16,772	—	—	—	16,772
Payment of tax withholding on vesting of LTIP awards	(6,728)	—	—	—	(6,728)
Distributions paid to noncontrolling interests	—	—	—	(14,034)	(14,034)
Contributions from noncontrolling interests	—	—	—	7,400	7,400
Other comprehensive income	—	—	19,949	—	19,949
Accrual of distribution equivalent rights	(2,386)	—	—	—	(2,386)
Other	(44)		—	—	(44)
Partners’ capital - June 30, 2018	$4,441,505	$278,255	$48,580	$11,249	$4,779,589

Partners’ capital - January 1, 2017	$4,437,316	$—	$(25,593)	$286,700	$4,698,423
Net income	236,298	—	—	6,390	242,688
Distributions paid to unitholders	(351,718)	—	—	1,458	(350,260)
Net proceeds from issuance of LP Units	48,440	—	—	—	48,440
Amortization of unit-based compensation awards	17,665	—	—	—	17,665
Net proceeds from exercise of Unit options	481	—	—	—	481
Payment of tax withholding on vesting of LTIP awards	(8,305)	—	—	—	(8,305)
Distributions paid to noncontrolling interests	—	—	—	(16,892)	(16,892)
Contributions from noncontrolling interests	—	—	—	5,600	5,600
Other comprehensive income	—	—	27,606	—	27,606
Accrual of distribution equivalent rights	(1,972)	—	—	—	(1,972)
Other	(37)	—	—	37	—
Partners’ capital - June 30, 2017	$4,378,168	$—	$2,013	$283,293	$4,663,474

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership (“MLP”), and its limited partner units representing limited partnership interests (“LP Units”) are listed on the New York Stock Exchange under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in these Notes to Unaudited Condensed Consolidated Financial Statements, “we,” “us,” “our,” the “Partnership” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, include our subsidiaries.

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

Classification of Certain Cash Receipts and Cash Payments. Effective January 1, 2018, we adopted ASU 2016-15, applying the retrospective transition method. This ASU requires changes in the presentation of certain items, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements.

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

Retirement Benefits. Effective January 1, 2018, we adopted ASU 2017-07, which improves the presentation of net periodic pension and postretirement benefit costs. The interest cost, expected return on plan assets, actuarial loss due to settlements, and the amortization of unrecognized loss have been reclassified from operating expenses to other expense, applying the retrospective transition method. We elected to apply the practical expedient which allows us to reclassify amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the components of net periodic benefit costs discussed above will not be included in amounts capitalized in property, plant, and equipment. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements. In connection with the adoption of ASU 2017-07, using the retrospective transition method, we reclassified $0.2 million and $0.7 million of expenses related to our Retirement Income Guarantee Plan and unfunded post-retirement benefit plan, originally included in operating expenses for the three and six months ended June 30, 2017, respectively, to other expense. Such reclassifications had no impact on net income.

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

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which an entity acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the entity must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. With the exception of federal and state income taxes from Buckeye Development & Logistics I LLC (“BDL”), the Partnership’s federal and certain state income taxes are the responsibility of the partners and are not reflected in these consolidated financial statements. Accordingly, the Tax Act did not have a material impact on our unaudited condensed consolidated financial statements or on our disclosures. We continue to evaluate certain aspects of the Tax Act and have recorded certain adjustments to our deferred taxes.

Recent Accounting Guidance Not Yet Adopted

Improvements to Nonemployee Share-Based Payment Accounting.  In May 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07 which conformed the current nonemployee share-based accounting with employee share-based accounting. The new standard is effective as of January 1, 2019, and early adoption is permitted. We expect to adopt this standard on January 1, 2019. We do not believe our adoption of this guidance will have a material impact on our consolidated financial statements or on our disclosures.

Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12 which amends and simplifies existing guidance in order to improve the financial reporting of hedging relationships to better align risk management activities in financial statements and make targeted improvements to simplify the application of current guidance related to the assessment of hedge effectiveness. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early application permitted. The new guidance requires prospective application, with a cumulative effect adjustment to the beginning balance of partners’ capital for existing hedging relationships. We expect to adopt this standard on January 1, 2019. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Goodwill Impairment.  In January 2017, the FASB issued ASU 2017-04 simplifying the test for goodwill impairment. The guidance eliminates Step 2 from the goodwill impairment test, which required entities to calculate the implied fair value of a reporting unit’s goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the new guidance, entities will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. The guidance must be applied using a prospective approach and is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We expect to adopt this standard on January 1, 2020. We do not believe our adoption of this guidance will have a material impact on our consolidated financial statements or on our disclosures.

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

Leases. In February 2016, the FASB issued ASU 2016-02 requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases with lease terms greater than twelve months. This update also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The guidance must be applied using a modified retrospective approach. Our project team continues to (i) evaluate the provisions of the standard; (ii) assess and implement changes to business processes and controls; and (iii) evaluate the impact the adoption of this guidance will have on our consolidated financial statements, including our disclosures. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We expect to adopt this guidance on January 1, 2019.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our service-based revenue is derived from fee-based transportation, terminalling, and storage services that we provide to our customers. We also generate revenue from the marketing and sale of petroleum products. We recognize revenues from customer fees for services rendered or by selling petroleum products. Under ASC 606, we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. A performance obligation is a promise in a contract to transfer goods or services to the customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In certain situations, we recognize revenue pursuant to guidance in the Accounting Standards Codification other than ASC 606. These situations primarily relate to leases and derivatives. The adoption of ASC 606 did not have a material impact on the timing or amount of our revenue recognition. The following is an overview of our significant revenue streams, including a description of the respective performance obligation and related method of revenue recognition.

Pipeline Transportation

Revenue from pipeline operations is comprised of tariffs and fees associated with the transportation of liquid petroleum products generally at published tariffs, and in certain instances, revenue from committed capacity contracts at negotiated rates. Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs. Revenue associated with capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. Our tariffs generally include product loss allowance factors intended to, among other things, compensate for losses due to evaporation, measurement tolerances, and other product losses in transit. We value the difference of allowance volumes to actual losses at the estimated net realizable value in the period the variance occurred, and the result is recorded as an adjustment to pipeline transportation revenue. The majority of our contracts have a single performance obligation to provide pipeline transportation service, and the performance obligation is primarily satisfied over time as transportation services are provided, whereby progress is generally measured based on the volume of product transported. Our services are typically billed on a weekly basis and we generally do not offer extended payment terms. In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period. Revenue pursuant to such agreements is recognized at the earlier of when the volume is throughput or proportionally if we determine the customer is not expected to meet its commitment.

Terminalling and Storage Services

Revenue from storage and terminalling operations is recognized as services are performed. Storage and terminalling revenue includes storage fees, which are generated as we provide storage capacity, and terminalling or throughput fees, which are generated when we receive and redeliver liquid petroleum products from and to pipelines, sea-going vessels, trucks, or rail-cars. We generate revenue through a combination of month-to-month and multi-year storage capacity and terminalling service arrangements. The majority of our contracts have a single performance obligation to provide storage and terminalling services that is primarily satisfied over time as these services are provided. Storage fees for contract capacity are typically recognized in revenue ratably over the term of the contract, regardless of the amount of the contracted storage capacity utilized by the customer. Terminalling fees, as applicable, are recognized as the liquid petroleum product is delivered to a connecting carrier or to a customer’s designated mode of transport, which could include a pipeline, truck, marine vessel, or rail-car or, in certain situations, as product is received, based on the volume of product handled. As discussed above with respect to transportation services, progress in performing terminalling services is generally measured based upon the volume of product handled. Certain of our terminalling and storage services arrangements include product loss allowance provisions intended to, among other things, compensate for losses due to evaporation, measurement tolerances, and other product recoveries and losses. We value the difference of allowance volumes to actual losses at the estimated net realizable value in the period the variance occurred, and the result is recorded as an adjustment to terminalling and storage services revenue. We have certain contracts containing tiered pricing or volume based discounts, which are recognized in revenue as a purchase option to acquire additional services in the period the services are performed. In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period. Revenue pursuant to such agreements is recognized at the earlier of when the volume is throughput or proportionally if we determine the customer is not expected to meet its commitment. Revenue from other ancillary services is recognized as services are rendered. Our services are typically billed on a monthly basis and we generally do not offer extended payment terms.

Merchant Services

Revenue from the sale of petroleum products, which are sold on a wholesale basis, is recognized at the time title to the product sold transfers to the purchaser, which generally occurs upon delivery of the product to the purchaser or its designee. Our contracts contain a single performance obligation to sell a particular petroleum product, which is generally satisfied as quantities are delivered to our customer. Our commodity sales are typically billed at the time product is delivered and we generally do not offer extended payment terms.

Operation and Construction Services

Revenue from contract operation and construction services for facilities and pipelines not directly owned by us is recognized as the services are performed. Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee. Our contracts have a single performance obligation to provide operation and construction services, which is satisfied over time as services are provided. Revenue is generally recognized utilizing costs incurred to measure our progress in fulfilling our performance obligation. Our services are typically billed on a monthly basis and we generally do not offer extended payment terms.

Contract Balances

Contract assets primarily relate to our rights to consideration for completed performance obligations that are not billable at the reporting date. We recognize contract assets in situations where revenue recognition occurs prior to billing the customer based on our rights under the contract. Contract assets are transferred to accounts receivable when the rights become unconditional, which is generally upon billing.

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2018	December 31, 2017
Receivables from contracts with customers	$199,330	$245,280
Contract assets	25,881	13,999
Contract liabilities	(27,376)	(15,778)

During the three and six months ended June 30, 2018, we reclassified approximately $0.1 million and $13.8 million, respectively, of contract assets at the beginning of the period to receivables as a result of the rights to the consideration becoming unconditional and billable. Revenue recognized during the three and six months ended June 30, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $1.0 million and $6.6 million, respectively.

The following table includes estimated revenue associated with contractual commitments in place, which are expected to be recognized in revenue in the specified period related to future performance obligations as of the end of the reporting period (in thousands):

Estimated Revenue (1)
Remainder of 2018	$213,494
2019	272,107
2020	185,453
2021	113,456
Thereafter	230,468
Total	$1,014,978

(1)
Excludes revenue arrangements accounted for as leases in the amount of $112.7 million for the remainder of 2018, $201.8 million for 2019, $194.2 million for 2020, $175.9 million for 2021, and $173.6 million thereafter.

Our contractually committed revenue disclosure, for purposes of the tabular presentation above, excludes estimates of variable rate escalation clauses in our contracts with customers and is generally limited to contracts which have fixed pricing and minimum volume terms and conditions. Our contractually committed revenue disclosure generally excludes remaining performance obligations on contracts with index-based pricing or variable volume attributes.

3. ACQUISITIONS AND INVESTMENTS

South Texas Transactions

In April 2018, as part of our strategy to serve the volume growth in crude oil and related products from the Permian Basin, we expanded our marine terminal presence in Corpus Christi, Texas, through the following transactions, (i) acquired our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary, and (ii) formed a joint venture (the “South Texas Gateway Terminal”) to develop a new deep-water, open access marine terminal in Ingleside, Texas at the mouth of Corpus Christi Bay with Phillips 66 Partners LP (“Phillips 66 Partners”) and Gray Oak Gateway Holdings (“Andeavor”).

We acquired our partner’s interest in Buckeye Texas for $210 million, and as a result we now own 100% of Buckeye Texas. The change in our ownership interest was accounted for as an equity transaction representing the acquisition of a noncontrolling interest.

The South Texas Gateway Terminal, to be constructed and operated by us, will initially offer 3.4 million barrels of crude oil storage capacity, connectivity to the Gray Oak pipeline and two deep-water vessel docks capable of berthing very large crude carrier petroleum tankers as part of the initial scope of construction. The Gray Oak pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi and Sweeny/Freeport markets. Both the terminal and the pipeline are expected to be placed in service by the end of 2019. South Texas Gateway Terminal is supported by long-term minimum volume throughput commitments from credit-worthy customers, including our partners. We own a 50% interest in South Texas Gateway Terminal and Phillips 66 Partners and Andeavor each own a 25% interest. During the three months ended June 30, 2018, we contributed an initial $28.4 million and committed to fund our proportionate share of the construction costs. We account for our interest in South Texas Gateway Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

Business Combination

Duck Island terminal acquisition

In December 2017, we acquired Duck Island Terminal LLC, a liquid petroleum products terminalling business in Trenton, New Jersey, for approximately $26.1 million, net of cash acquired of $2.4 million. The final working capital settlement of $0.9 million was received in the first quarter of 2018. The assets of this entity are reported in our Domestic Pipelines & Terminals segment. The purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represent expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques, with inputs classified as Level 3 within the fair value hierarchy.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Current assets, including cash acquired of $2,444	$8,989
Property, plant and equipment	18,306
Intangible assets	2,200
Goodwill	2,811
Current liabilities	(3,516)
Environmental liabilities	(299)
Allocated purchase price	$28,491

Adjustments to the preliminary purchase price allocation during the six months ended June 30, 2018 resulted in nominal decreases to current assets and current liabilities, with a corresponding increase to goodwill.

Unaudited Pro forma Financial Results for Duck Island terminal acquisition

Our unaudited condensed consolidated statements of operations do not include earnings from the terminalling business prior to December 20, 2017, the closing date of the acquisition. Unaudited pro forma financial information for this acquisition was not prepared because the impact was immaterial to our financial results for the three and six months ended June 30, 2018.

VTTI Acquisition

In January 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”). We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 58 million barrels of petroleum products storage across 14 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the Middle East and Southeast Asia, and offer world-class storage and marine terminalling services for liquid petroleum products. We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture. We account for this investment using the equity method of accounting. The earnings from our equity investment in VTTI are reported in our Global Marine Terminals segment. In addition, we include our proportionate share of our equity method investments’ unrealized gains and losses in OCI in our unaudited condensed consolidated financial statements.

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

Environmental Contingencies

At June 30, 2018 and December 31, 2017, we had $39.1 million and $41.0 million, respectively, of environmental remediation liabilities unrelated to claims and legal proceedings.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At June 30, 2018 and December 31, 2017, we had $4.8 million and $5.3 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

5. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Liquid petroleum products (1)	$134,011	$280,934
Materials and supplies	21,912	20,491
Total inventories	$155,923	$301,425

(1)	Ending inventory was 63.7 million and 142.1 million gallons of liquid petroleum products as of June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, approximately 90% and 85% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory reflected in our unaudited condensed consolidated statements of operations.

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Prepaid insurance	$17,095	$7,146
Margin deposits	2,592	7,989
Contract assets	25,881	13,999
Prepaid taxes	5,781	2,865
Other	14,255	4,340
Total prepaid and other current assets	$65,604	$36,339

7. EQUITY INVESTMENTS

The following table presents earnings (loss) from equity investments for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2018	2017	2018	2017
VTTI B.V.	Global Marine Terminals	$4,882	$326	$9,272	$8,715
West Shore Pipe Line Company	Domestic Pipelines & Terminals	2,466	1,799	4,792	3,141
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	431	468	756	802
Transport4, LLC	Domestic Pipelines & Terminals	221	271	450	444
South Portland Terminal LLC	Domestic Pipelines & Terminals	441	256	660	376
South Texas Gateway Terminal LLC (1)	Global Marine Terminals	(176)	—	(176)	—
Total earnings from equity investments		$8,265	$3,120	$15,754	$13,478

(1)	In April 2018, we formed the South Texas Gateway Terminal joint venture. For additional information, see Note 3.

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$145,622	$133,355	$290,690	$260,039
Operating income	40,027	39,784	89,809	85,429
Net income	26,382	23,821	51,132	53,933
Net income attributable to investee	25,170	15,795	48,129	39,782

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

Current Maturities Expected to be Refinanced

We have classified $400.0 million of 2.650% notes due on November 15, 2018 as long-term debt in the unaudited condensed consolidated balance sheet at June 30, 2018 because we have the intent and the ability to refinance these obligations on a long-term basis under our Credit Facility. At June 30, 2018, we had $1,038.1 million of additional borrowing capacity under our Credit Facility.

Credit Facility

At June 30, 2018, we had a $459.5 million outstanding balance under the Credit Facility. The weighted average interest rate for borrowing under the Credit Facility was 3.3% during the six months ended June 30, 2018.

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

During the three and six months ended June 30, 2018, unrealized gains of $5.7 million and $20.4 million, respectively, were recorded in accumulated other comprehensive income (“AOCI”) to reflect the change in the fair values of the forward-starting interest rate swaps.

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

The following table summarizes the notional volumes of the net long (short) positions of our commodity derivative instruments outstanding at June 30, 2018 (amounts in thousands of gallons):

	Volume
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	(7,212)	(429)
Physical index derivative contracts	34,189	—
Futures contracts for refined petroleum products	1,127	714
			Hedge Type
Derivatives designated as hedging instruments:
Cash flow hedge futures contracts	—	—	Cash Flow Hedge
Futures contracts for refined petroleum products	(57,162)	—	Fair Value Hedge

Our futures contracts designated as fair value hedges relate to our inventory portfolio and extend to the fourth quarter of 2018. Our futures contracts relate to forecasted purchases and sales of refined petroleum products and extend to the fourth quarter of 2019.

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

The following table sets forth the fair value of each classification of derivative instruments and the derivative instruments’ location on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2018
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$1,077	$—	$1,077	$(155)	$922
Physical index derivative contracts	215	—	215	(1)	214
Interest rate derivative contracts	—	52,411	52,411	—	52,411
Total current derivative assets	1,292	52,411	53,703	(156)	53,547
Physical fixed-price derivative contracts	14	—	14	—	14
Total non-current derivative assets	14	—	14	—	14
Physical fixed-price derivative contracts	(2,989)	—	(2,989)	155	(2,834)
Physical index derivative contracts	(21)	—	(21)	1	(20)
Total current derivative liabilities	(3,010)	—	(3,010)	156	(2,854)
Physical fixed-price derivative contracts	(36)	—	(36)	—	(36)
Total non-current derivative liabilities	(36)	—	(36)	—	(36)
Net derivative (liabilities) assets	$(1,740)	$52,411	$50,671	$—	$50,671

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

At June 30, 2018, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts, and physical index contracts noted above) varied in duration in the overall portfolio, but did not extend beyond November 2019.  In addition, at June 30, 2018, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	Product sales	$(1,659)	$4,465	$(305)	$6,952
Physical index derivative contracts	Product sales	(17)	17	160	1
Physical fixed-price derivative contracts	Cost of product sales	552	(549)	(53)	(82)
Physical index derivative contracts	Cost of product sales	424	175	426	338
Futures contracts for refined products	Cost of product sales	(2,265)	(710)	(4,563)	(800)

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(10,013)	$19,274	$(4,306)	$52,851
Physical inventory - hedged items	Cost of product sales	9,530	(20,349)	3,540	(40,700)

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$(114)	$(1,671)	$(196)	$(2,630)
Time value excluded from hedge assessment	Cost of product sales	(369)	596	(570)	14,781

The change in value recognized in OCI and the losses reclassified from AOCI to income attributable to our derivative instruments designated as cash flow hedges were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments:
Interest rate derivative contracts	$5,656	$(12,173)	$20,417	$(10,463)
Commodity derivatives	3,280	2,957	2,657	4,232
Total	$8,936	$(9,216)	$23,074	$(6,231)

		Loss Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments:
Interest rate derivative contracts	Interest and debt expense	$(2,295)	$(3,037)	$(4,632)	$(6,075)
Total		$(2,295)	$(3,037)	$(4,632)	$(6,075)

Over the next twelve months, we expect to reclassify $5.0 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense. These net losses consist of $11.2 million of amortization of hedge losses on settled forward-starting interest rate swaps, partially offset by $6.2 million of amortization of hedge gains on settled forward-starting interest rate swaps settled in November 2017 and forecasted hedge gains on forward-starting interest rate swaps that we expect to settle in late 2018. Additionally, the unrealized gains and losses for refined petroleum products designated as cash flow hedges at June 30, 2018, of $0.2 million, are estimated to be realized and reclassified from AOCI to product sales over the next twelve months. The ineffective portion of the change in fair value of cash flow hedges was not material for the three and six months ended June 30, 2018 and 2017.

10. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier fair value hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	June 30, 2018		December 31, 2017
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed-price derivative contracts	$—	$1,091	$—	$2,582
Physical index derivative contracts	—	215	—	455
Interest rate derivatives	—	52,411	—	31,994

Financial liabilities:
Physical fixed-price derivative contracts	—	(3,025)	—	(7,226)
Physical index derivative contracts	—	(21)	—	(18)
Futures contracts for refined products	—	—	—	—
Fair value	$—	$50,671	$—	$27,787

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange. The values for exchange-settled commodity derivatives at June 30, 2018 are presented in accordance with the CME rulebook, which deems that these instruments are settled daily via variation margin payments. As a result of this rulebook guidance, CME-settled derivatives, primarily comprised of our futures contracts for refined petroleum products, are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.

The values of the Level 2 interest rate derivatives were determined using fair value estimates obtained from our counterparties, which are verified using other available market data, including cash flow models which incorporate market inputs including the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. Credit value adjustments (“CVAs”), which are used to reflect the potential nonperformance risk of our counterparties, are considered in the fair value assessment of interest rate derivatives. We determined that the impact of CVAs is not significant to the overall valuation of interest rate derivatives as of June 30, 2018 and December 31, 2017.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed-price derivative assets are net of CVAs determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,944,235	$3,849,403	$4,241,963	$4,384,336
Variable-rate debt	1,104,661	1,109,546	668,562	668,904
Total debt	$5,048,896	$4,958,949	$4,910,525	$5,053,240

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2018 and 2017, respectively.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.  For the three and six months ended June 30, 2018 and 2017, there were no significant fair value adjustments related to such assets or liabilities reflected in our unaudited condensed consolidated financial statements.

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

We recognized compensation expense related to awards under the LTIP and the Option Plan of $8.0 million and $9.0 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, we recognized compensation expense of $16.8 million and $17.7 million, respectively.

LTIP

As of June 30, 2018, there were 2,142,251 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective December 13, 2016 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of cash compensation at the election of the employee. During the six months ended June 30, 2018, 149,726 phantom units (including matching units) were granted under this plan. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the six months ended June 30, 2018, the Compensation Committee of the board of directors of Buckeye GP (the “Board”) granted 349,271 phantom units to employees (including the 149,726 phantom units granted pursuant to the Deferral Plan, as discussed above), 18,000 phantom units to independent directors of Buckeye GP and 273,944 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2018	1,450	$64.04
Granted (2)	641	51.50
Performance adjustment (3)	39	73.17
Vested	(395)	72.65
Forfeited	(22)	58.69
Unvested at June 30, 2018	1,713	$57.57

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

(3)
Represents the LP Units issued in excess of target amounts for performance awards that vested during the six months ended June 30, 2018 as a result of our above target performance with respect to applicable performance goals.

At June 30, 2018, $50.0 million of compensation expense related to the unvested LTIP is expected to be recognized over a weighted average remaining period of 2.0 years.

We ceased making additional grants under the Option Plan following the adoption of the 2009 Plan. At December 31, 2017, there was no unrecognized compensation cost related to unvested options, as all options were vested and exercised as of November 24, 2017. The total intrinsic value of options exercised during each of the six months ended June 30, 2018 and 2017 were zero and $0.2 million, respectively.

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

Equity Offering

In March 2018, we issued approximately 6.2 million Class C Units in a private placement for aggregate gross proceeds of $265.0 million. The net proceeds were $262.1 million, after deducting issuance costs of approximately $2.9 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to partially fund growth capital expenditures and for general partnership purposes.

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

At-the-Market Offering Program

Our equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”) expired on January 15, 2018. During the six months ended June 30, 2018, no LP Units were sold under the Equity Distribution Agreement.

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding LP Units and Class C Units for the periods indicated (in thousands):

	LP Units	Class C Units	Total
Units outstanding at January 1, 2018	146,677	—	146,677
LP units issued pursuant to the LTIP (1)	268	—	268
Issuance of Class C Units	—	6,221	6,221
Issuance of Class C Units in lieu of quarterly cash distributions	—	218	218
Units outstanding at June 30, 2018	146,945	6,439	153,384

(1) The number of LP Units issued represents issuance net of tax withholding.

Distributions

Cash distributions are paid for LP Units and for distribution equivalent rights (“DERs”) with respect to certain unit-based compensation awards outstanding as of each respective period. Actual cash distributions on our LP Units totaled $373.5 million ($2.5250 per LP Unit) and $351.7 million ($2.4875 per LP Unit) during the six months ended June 30, 2018 and 2017, respectively. We also made distributions in-kind to our Class C unitholders by issuing approximately 218,000 Class C Units during the six months ended June 30, 2018.

On August 3, 2018, we announced a quarterly distribution of $1.2625 per LP Unit that will be paid on August 20, 2018 to unitholders of record on August 13, 2018.  Based on the LP Units and DERs with respect to certain unit-based compensation awards outstanding as of June 30, 2018, cash expected to be distributed to LP unitholders on August 20, 2018 is estimated to be approximately $186.8 million. We also expect to issue approximately 275,000 Class C Units to our Class C unitholders in lieu of cash distributions on August 20, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income attributable to unitholders	$90,665	$112,722	$201,789	$236,298

Basic:
Weighted average units outstanding - basic	153,258	140,826	151,093	140,603
Earnings per unit - basic	$0.59	$0.80	$1.34	$1.68

Diluted:
Weighted average units outstanding - basic	153,258	140,826	151,093	140,603
Effect of dilutive securities	731	679	677	650
Weighted average units outstanding - diluted	153,989	141,505	151,770	141,253
Earnings per unit - diluted	$0.59	$0.80	$1.33	$1.67

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

Global Marine Terminals

The Global Marine Terminals segment, including through its interest in VTTI, provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading along with petroleum processing services in the New York Harbor on the East Coast and Corpus Christi, Texas in the Gulf Coast region of the United States, as well as The Bahamas, Puerto Rico and St. Lucia in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  The segment owns and operates, or owns a significant interest in, 21 liquid petroleum product terminals, located in these key domestic and international energy hubs, that enable us to facilitate global flows of crude and refined petroleum products, offer connectivity between supply areas and market centers, and provide premier storage, marine terminalling, blending, and processing services to a diverse customer base.

Merchant Services

The Merchant Services segment is a wholesale distributor of refined petroleum products, through bulk and rack sales, in the United States and the Caribbean. The segment’s products include gasoline, natural gas liquids, ethanol, biodiesel and petroleum distillates such as heating oil, diesel fuel, kerosene and fuel oil.  The segment owns three terminals, which are operated by the Domestic Pipelines & Terminals segment.  The segment’s customers consist principally of product wholesalers as well as major commercial users of these refined petroleum products.

Financial Information by Segment

For the three and six months ended June 30, 2018 and 2017, no customer contributed 10% or more of consolidated revenue.

The following tables provide information about our revenue types by reportable segment for the periods indicated (in thousands). Prior periods have been disaggregated for comparison purposes.

	Three Months Ended June 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$127,959	$—	$—	$(2,163)	$125,796
Terminalling and storage services	100,981	99,927	—	(9,730)	191,178
Product sales	—	7	455,185	(1,889)	453,303
Other services	10,694	320	1,920	(15)	12,919
Total revenue from contracts with customers	239,634	100,254	457,105	(13,797)	783,196
Revenue from leases	11,065	42,889	—	—	53,954
Commodity derivative contracts, net	(819)	—	104,508	—	103,689
Total revenue	$249,880	$143,143	$561,613	$(13,797)	$940,839

	Three Months Ended June 30,
	2017
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$123,819	$—	$—	$(4,208)	$119,611
Terminalling and storage services	106,053	123,930	—	(6,154)	223,829
Product sales	—	3,880	307,027	(1,282)	309,625
Other services	14,562	328	2,538	(32)	17,396
Total revenue from contracts with customers	244,434	128,138	309,565	(11,676)	670,461
Revenue from leases	9,119	39,718	—	—	48,837
Commodity derivative contracts, net	96	—	90,903	(96)	90,903
Total revenue	$253,649	$167,856	$400,468	$(11,772)	$810,201

	Six Months Ended June 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$249,430	$—	$—	$(5,803)	$243,627
Terminalling and storage services	216,956	201,145	—	(18,323)	399,778
Product sales	—	20	1,098,693	(5,242)	1,093,471
Other services	22,783	341	4,820	(1,362)	26,582
Total revenue from contracts with customers	489,169	201,506	1,103,513	(30,730)	1,763,458
Revenue from leases	19,055	85,722	—	—	104,777
Commodity derivative contracts, net	(2,909)	—	256,528	2,090	255,709
Total revenue	$505,315	$287,228	$1,360,041	$(28,640)	$2,123,944

	Six Months Ended June 30,
	2017
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$239,756	$—	$—	$(7,191)	$232,565
Terminalling and storage services	215,639	249,662	—	(13,733)	451,568
Product sales	—	3,891	751,161	(5,007)	750,045
Other services	27,553	430	4,530	(1,715)	30,798
Total revenue from contracts with customers	482,948	253,983	755,691	(27,646)	1,464,976
Revenue from leases	20,246	78,349	—	—	98,595
Commodity derivative contracts, net	3,967	—	215,903	(3,967)	215,903
Total revenue	$507,161	$332,332	$971,594	$(31,613)	$1,779,474

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
United States	$878,607	$730,905	$2,000,827	$1,618,767
International	62,232	79,296	123,117	160,707
Total revenue	$940,839	$810,201	$2,123,944	$1,779,474

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

The following table presents net income on a consolidated basis and a reconciliation of net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA, as well as Adjusted EBITDA by segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$93,317	$116,379	$210,409	$242,688
Less: Net income attributable to noncontrolling interests	(1,413)	(3,657)	(6,132)	(6,390)
Net income attributable to Buckeye Partners, L.P.	91,904	112,722	204,277	236,298
Add: Interest and debt expense	59,566	56,424	118,671	112,309
Income tax expense	782	1,039	1,272	1,261
Depreciation and amortization (1)	66,569	64,838	130,707	130,326
Non-cash unit-based compensation expense	7,976	8,902	16,666	17,580
Acquisition and transition expense (2)	141	799	423	1,828
Hurricane-related costs, net of recoveries (3)	(1,393)	613	(812)	3,016
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	34,640	28,801	69,180	57,418
Less: Gains on property damage recoveries (5)	(450)	(4,621)	(14,535)	(4,621)
Earnings from the equity method investment in VTTI (4)	(4,882)	(326)	(9,272)	(8,715)
Adjusted EBITDA	$254,853	$269,191	$516,577	$546,700

Adjusted EBITDA:
Domestic Pipelines & Terminals	$135,321	$135,387	$275,972	$274,830
Global Marine Terminals	120,728	131,757	238,146	262,388
Merchant Services	(1,196)	2,047	2,459	9,482
Total Adjusted EBITDA	$254,853	$269,191	$516,577	$546,700

(1)
Includes 100% of the depreciation and amortization expense of $18.2 million and $18.5 million for Buckeye Texas for the three months ended June 30, 2018 and 2017, respectively, and $36.0 million for both six months ended June 30, 2018 and 2017. In April 2018, we acquired our business partner’s 20% ownership interest in Buckeye Texas, and as a result, we now own 100% of Buckeye Texas.

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

(5)
Represents gains on recoveries, which during 2018, settled property damages caused by third parties, primarily related to a 2012 vessel allision with a jetty at our BBH facility in the Bahamas, as well as a 2014 allision with a ship dock at our terminal located in Pennsauken, New Jersey in the prior year.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash paid for interest (net of capitalized interest)	$108,405	$104,541
Cash paid for income taxes	951	977
Capitalized interest	3,805	2,211

Non-cash financing activities:
Issuance of Class C Units in lieu of quarterly cash distribution	$8,469	$—
Distributions payable to noncontrolling interest	1,432	—

Liabilities related to capital projects outstanding at June 30, 2018 and 2017 of $65.1 million and $48.4 million, respectively, are not included under capital expenditures within the unaudited condensed consolidated statements of cash flows.

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

Overview of Business

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership and its limited partner units representing limited partnership interests (“LP Units”) are listed on the New York Stock Exchange under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in this Report, unless otherwise indicated, “we,” “us,” “our,” the “Partnership” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, include our subsidiaries.

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

Our primary business objective is to create value by generating stable cash flows that may be distributed to our unitholders, while maintaining a relatively low investment risk profile.  The key elements of our strategy are to: (i) operate in a safe, regulatory compliant and environmentally responsible manner; (ii) maximize utilization of our assets at the lowest cost per unit; (iii) maintain stable long-term customer relationships; (iv) optimize, expand and diversify our portfolio of energy assets through accretive acquisitions and organic growth projects; and (v) maintain a solid, conservative financial position and our investment-grade credit rating.

Recent Developments

South Texas Transactions

In April 2018, as part of our strategy to serve the volume growth in crude oil and related products from the Permian Basin, we expanded our marine terminal presence in Corpus Christi, Texas, through the following transactions, (i) acquired our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary, and (ii) formed a joint venture (the “South Texas Gateway Terminal”) to develop a new deep-water, open access marine terminal in Ingleside, Texas at the mouth of Corpus Christi Bay with Phillips 66 Partners LP (“Phillips 66 Partners”) and Gray Oak Gateway Holdings (“Andeavor”).

We acquired our partner’s interest in Buckeye Texas for $210 million, and as a result we now own 100% of Buckeye Texas. The change in our ownership interest was accounted for as an equity transaction representing the acquisition of a noncontrolling interest.

The South Texas Gateway Terminal, to be constructed and operated by us, will initially offer 3.4 million barrels of crude oil storage capacity, connectivity to the Gray Oak pipeline and two deep-water vessel docks capable of berthing very large crude carrier petroleum tankers as part of the initial scope of construction. The Gray Oak pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi and Sweeny/Freeport markets. Both the terminal and the pipeline are expected to be placed in service by the end of 2019. South Texas Gateway Terminal is supported by long-term minimum volume throughput commitments from credit-worthy customers, including our partners. We own a 50% interest in South Texas Gateway Terminal and Phillips 66 Partners and Andeavor each owns a 25% interest. During the three months ended June 30, 2018, we contributed an initial $28.4 million and committed to fund our proportionate share of the construction costs. We account for our interest in South Texas Gateway Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

Class C Units Issuance

In March 2018, we issued approximately 6.2 million Class C Units in a private placement for aggregate gross proceeds of $265.0 million. The Class C Units are substantially similar in all respects to our existing LP Units, except that Buckeye may elect to pay distributions on the Class C Units through the issuance of additional Class C Units rather than cash. The Class C Units will convert into LP Units on a one-for-one basis no later than March 2, 2020. We used the net proceeds from this offering to reduce the indebtedness outstanding under our $1.5 billion revolving credit facility with SunTrust Bank (the “Credit Facility”), to partially fund growth capital expenditures and for general partnership purposes.

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

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$940,839	$810,201	$2,123,944	$1,779,474
Costs and expenses	795,142	639,447	1,808,734	1,436,144
Operating income	145,697	170,754	315,210	343,330
Other expense, net	(51,598)	(53,336)	(103,529)	(99,381)
Income before taxes	94,099	117,418	211,681	243,949
Income tax expense	(782)	(1,039)	(1,272)	(1,261)
Net income	93,317	116,379	210,409	242,688
Less: Net income attributable to noncontrolling interests	(1,413)	(3,657)	(6,132)	(6,390)
Net income attributable to Buckeye Partners, L.P.	$91,904	$112,722	$204,277	$236,298

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income, which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Domestic Pipelines & Terminals	$135,321	$135,387	$275,972	$274,830
Global Marine Terminals	120,728	131,757	238,146	262,388
Merchant Services	(1,196)	2,047	2,459	9,482
Total Adjusted EBITDA	$254,853	$269,191	$516,577	$546,700
Reconciliation of Net Income to Adjusted EBITDA and Distributable cash flow:
Net income	$93,317	$116,379	$210,409	$242,688
Less: Net income attributable to noncontrolling interests	(1,413)	(3,657)	(6,132)	(6,390)
Net income attributable to Buckeye Partners, L.P.	91,904	112,722	204,277	236,298
Add: Interest and debt expense	59,566	56,424	118,671	112,309
Income tax expense	782	1,039	1,272	1,261
Depreciation and amortization (1)	66,569	64,838	130,707	130,326
Non-cash unit-based compensation expense	7,976	8,902	16,666	17,580
Acquisition and transition expense (2)	141	799	423	1,828
Hurricane-related costs, net of recoveries (3)	(1,393)	613	(812)	3,016
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	34,640	28,801	69,180	57,418
Less: Gains on property damage recoveries (5)	(450)	(4,621)	(14,535)	(4,621)
Earnings from the equity method investment in VTTI (4)	(4,882)	(326)	(9,272)	(8,715)
Adjusted EBITDA	$254,853	$269,191	$516,577	$546,700
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(55,638)	(52,063)	(110,843)	(103,587)
Income tax expense, excluding non-cash taxes	(687)	(473)	(1,088)	(695)
Maintenance capital expenditures	(28,566)	(40,494)	(56,766)	(73,080)
Proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivative gains and losses, and maintenance capital expenditures (4)	(9,139)	(10,690)	(19,975)	(18,708)
Add: Hurricane-related maintenance capital expenditures	1,164	4,879	3,262	10,429
Distributable cash flow	$161,987	$170,350	$331,167	$361,059
_________________________

(1)
Includes 100% of the depreciation and amortization expense of $18.2 million and $18.5 million for Buckeye Texas for the three months ended June 30, 2018 and 2017, respectively, and $36.0 million for both six months ended June 30, 2018 and 2017. In April 2018, we acquired our business partner’s 20% ownership interest in Buckeye Texas, and as a result, we now own 100% of Buckeye Texas.

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

(5)
Represents gains on recoveries, which during 2018, settled property damages caused by third parties, primarily related to a 2012 vessel allision with a jetty at our BBH facility in the Bahamas, as well as a 2014 allision with a ship dock at our terminal located in Pennsauken, New Jersey in the prior year.

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, capacity utilization percentages for our Global Marine Terminals segment and total sales volumes for the Merchant Services segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	804.2	778.4	768.3	741.0
Jet fuel	379.2	376.1	366.3	365.6
Middle distillates (1)	299.9	276.0	328.6	302.6
Other products (2)	14.7	25.4	13.6	23.2
Total throughput	1,498.0	1,455.9	1,476.8	1,432.4
Terminals:
Throughput (3)	1,344.8	1,269.4	1,327.8	1,228.7

Pipeline average tariff (cents/bbl)	88.8	89.9	90.0	89.9

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	85%	91%	87%	95%

Merchant Services (in millions of gallons):
Sales volumes	263.1	253.2	659.1	602.3
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)	Includes throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted.  Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 81% and 87% for the three months ended June 30, 2018 and 2017, respectively, and approximately 82% and 91% for the six months ended June 30, 2018 and 2017, respectively.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated Overview

Net income was $93.3 million for the three months ended June 30, 2018, a decrease of $23.1 million, or 19.8%, from $116.4 million for the corresponding period in 2017.  The decrease was driven by (i) lower operating results primarily in the Global Marine Terminals segment’s Caribbean facilities, partially offset by stronger results at Buckeye Texas and an increased contribution from VTTI; (ii) lower operating results in the Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below; (iii) a $3.2 million increase in interest and debt expense, due to increased levels of outstanding indebtedness and higher interest rates; and (iv) a $1.8 million increase in depreciation and amortization expense. The results of the Domestic Pipelines & Terminals segment were largely unchanged from prior year, as further explained in the discussion of Adjusted EBITDA by segment below.

Total Adjusted EBITDA was $254.9 million for the three months ended June 30, 2018, a decrease of $14.3 million, or 5.3%, from $269.2 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was driven by decreases in Adjusted EBITDA of $11.1 million and $3.2 million from the Global Marine Terminals and Merchant Services segments, respectively.

Distributable cash flow was $162.0 million for the three months ended June 30, 2018, a decrease of $8.4 million, or 4.9%, from $170.4 million for the corresponding period in 2017, driven by (i) a $14.3 million decrease in Adjusted EBITDA from our segments, as further described below, net of a $5.8 million increase in the Adjusted EBITDA contribution from VTTI; (ii) a $1.6 million decrease in our proportionate share of VTTI’s interest expense, current income tax expense and maintenance capital resulting in a $7.4 million increase in VTTI’s contribution to distributable cash flow; and (iii) a $3.5 million increase in our interest and debt expense, excluding amortization of deferred financing costs, debt discounts, and other. This net decrease in distributable cash flow was partially offset by a $8.2 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, reflecting the completion of certain large projects during the three months ended June 30, 2017, as well as the timing of projects in the current year.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $135.4 million for the three months ended June 30, 2018, consistent with the corresponding period in 2017, as pipeline volume increases, favorable product recoveries, strong earnings from equity method investments, and a decrease in operating expenses were offset by the impact of a terminalling throughput contract expiration and lower storage revenues.

Pipeline volumes increased by 2.9% due to strong demand for gasoline and distillate shipments. Terminalling volumes increased by 5.9%, primarily due to higher distillate and gasoline volumes, reflecting strong customer throughput demand, particularly in our Southeast and Midwest regions.

The volume increases contributed to an increase of $1.9 million in pipeline transportation revenues, excluding product recoveries and other pipeline revenues, resulting from favorable demand for transportation services in the Midwest, as well as increases in certain tariff rates. In addition, product recoveries increased by $3.2 million while butane blending, project management, and other revenues increased by $0.8 million. These increases were offset by a $3.9 million decrease in terminalling throughput revenues, primarily reflecting the impact of the expiration of a crude-by-rail contract at our Chicago Complex, and a $3.1 million decrease in storage revenue, primarily due to lower capacity utilization. The $0.3 million net decrease in operating expenses primarily relates to lower asset maintenance, environmental and general and administrative expenses, partially offset by higher additives and labor costs. Earnings from equity method investments increased by $0.8 million driven by higher results from West Shore Pipe Line Company.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $120.7 million for the three months ended June 30, 2018, a decrease of $11.1 million, or 8.4%, from $131.8 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was primarily due to a $22.3 million decrease in revenue, partially offset by a $2.5 million increase in Adjusted EBITDA from the acquisition of our partner’s interest in Buckeye Texas in April 2018, a $5.8 million increase in the Adjusted EBITDA contribution from our equity investment in VTTI, as well as a $2.9 million decrease in operating expenses.

The decrease in revenue was due to a $23.3 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates, primarily due to lower demand for storage services as a result of overall weaker market conditions, partially offset by a $1.0 million increase in processing services revenues at Buckeye Texas. The weaker market conditions currently impacting Global Marine Terminals revenue from storage services are expected to continue for the remainder of 2018 with improvement expected during the second half of 2019. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 85% for the three months ended June 30, 2018, which was a decrease from 91% in the corresponding period in 2017. The decrease in operating expenses reflected cost improvements across segment operations, as well as lower general and administrative expenses.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was a loss of $1.2 million for the three months ended June 30, 2018, a decrease of $3.2 million, or 160.0%, from a gain of $2.0 million for the corresponding period in 2017.  Adjusted EBITDA was negatively impacted by weaker market conditions, primarily in the distillate market, as well as an increase in operating expenses, reflecting bad debt expense related to a customer bankruptcy, partially offset by slightly higher rack margins.

Revenue from bulk and rack product sales increased by $161.1 million primarily due to (i) a $15.7 million increase as a result of 3.9% higher sales volumes and (ii) $145.4 million due to higher commodity prices (average sales prices per gallon were $2.13 and $1.58 for the 2018 and 2017 periods, respectively).

Cost of product sales, including both bulk and rack sales, increased by $163.0 million primarily due to (i) a $15.5 million increase due to higher sales volumes and (ii) $147.5 million due to higher commodity prices (average prices per gallon were $2.12 and $1.56 for the 2018 and 2017 periods, respectively).

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Consolidated Overview

Net income was $210.4 million for the six months ended June 30, 2018, a decrease of $32.3 million, or 13.3%, from $242.7 million for the corresponding period in 2017.  The decrease was driven by (i) lower operating results primarily in the Global Marine Terminals segment’s Caribbean facilities, partially offset by stronger results at Buckeye Texas and an increased contribution from VTTI; (ii) lower operating results in the Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below; and (iii) a $6.4 million increase in interest and debt expense, due to increased levels of outstanding indebtedness and higher interest rates. The decrease was partially offset by stronger results from the Domestic Pipelines & Terminals segment, as further explained in the discussion of Adjusted EBITDA by segment below, as well as a $14.0 million gain on insurance recoveries related to a property damage claim that was settled during the period.

Total Adjusted EBITDA was $516.6 million for the six months ended June 30, 2018, a decrease of $30.1 million, or 5.5%, from $546.7 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was driven by decreases in segment Adjusted EBITDA of $24.3 million and $7.0 million from the Global Marine Terminals and Merchant Services segments, respectively, partially offset by a $1.2 million increase in Adjusted EBITDA from the Domestic Pipelines & Terminals segment, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $331.2 million for the six months ended June 30, 2018, a decrease of $29.9 million, or 8.3%, from $361.1 million for the corresponding period in 2017, driven by (i) a $30.1 million decrease in Adjusted EBITDA from our segments, as further described below, net of a $11.8 million increase in the Adjusted EBITDA contribution from VTTI; (ii) a $1.3 million increase in our proportionate share of VTTI’s interest expense, current income tax expense, and maintenance capital, resulting in a $10.5 million increase in VTTI’s contribution to distributable cash flow; and (iii) a $7.2 million increase in our interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other. This net decrease in distributable cash flow was partially offset by a $9.2 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, reflecting the completion of certain large projects during the prior year, as well as the timing of projects in the current year.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $276.0 million for the six months ended June 30, 2018, an increase of $1.2 million, or 0.4%, from $274.8 million for the corresponding period in 2017.  The increase in Adjusted EBITDA was primarily due to a $0.9 million increase in pipeline transportation and terminalling and storage services revenue, as well as a $0.3 million net increase in earnings from equity method investments, partially offset by higher operating expenses.

Pipeline volumes increased by 3.1% due to strong demand for gasoline and distillate shipments. Terminalling volumes increased by 8.1%, primarily due to higher gasoline and distillate volumes, reflecting strong customer throughput demand, particularly in our Northeast, Midwest and Southeast regions.

The volume increases contributed to an increase of $7.3 million in pipeline transportation revenues, excluding product recoveries and other pipeline revenues, reflecting contributions from internal growth capital investments in service for a full first half of 2018, favorable demand for transportation services in the Midwest, as well as increases in certain tariff rates and higher-rate long-haul movements. In addition, product recoveries increased by $6.7 million. These increases were partially offset by a $6.9 million decrease in storage revenue, primarily due to lower capacity utilization, a $2.7 million decrease in project management and other revenues, primarily due to a decrease in project activity, as well as a $3.5 million decrease in terminalling throughput revenues, primarily reflecting the impact of the expiration of a crude-by-rail contract at our Chicago Complex. The increase in operating expenses primarily relates to increased labor, power and utilities, and general and additives expenses, partially offset by decreased activity within our project management business.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $238.1 million for the six months ended June 30, 2018, a decrease of $24.3 million, or 9.3%, from $262.4 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was primarily due to a $44.1 million decrease in revenue, partially offset by a $11.8 million increase in the Adjusted EBITDA contribution from our equity investment in VTTI, a $5.5 million decrease in operating expenses, as well as a $2.5 million increase in Adjusted EBITDA from the acquisition of our partner’s interest in Buckeye Texas in April 2018.

The decrease in revenue was due to a $48.7 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates primarily due to lower demand for storage services as a result of overall weaker market conditions, partially offset by a $4.6 million increase in processing services revenues at Buckeye Texas. The weaker market conditions currently impacting Global Marine Terminals revenue from storage services are expected to continue for the remainder of 2018 with improvement expected during the second half of 2019. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 87% for the six months ended June 30, 2018, which was a decrease from 95% in the corresponding period in 2017. The decrease in operating expenses reflected cost improvements across segment operations, as well as lower general and administrative expenses.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $2.5 million for the six months ended June 30, 2018, a decrease of $7.0 million, or 73.7%, from $9.5 million for the corresponding period in 2017.  Adjusted EBITDA was negatively impacted by weaker market conditions, primarily in the distillate market, and an increase in operating expenses, reflecting bad debt expense related to a customer bankruptcy, partially offset by slightly higher rack margins.

Revenue from bulk and rack product sales increased by $388.4 million primarily due to (i) a $91.6 million increase as a result of 9.4% higher sales volumes and (ii) $296.8 million due to higher commodity prices (average sales prices per gallon were $2.06 and $1.61 for the 2018 and 2017 periods, respectively).

Cost of product sales, including both bulk and rack sales, increased by $394.3 million primarily due to (i) a $90.1 million increase due to higher sales volumes and (ii) $304.2 million due to higher commodity prices (average prices per gallon were $2.05 and $1.59 for the 2018 and 2017 periods, respectively).

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and investments, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our LP Units, or in certain instances, other types of units.  We will, from time to time, issue debt securities to refinance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP, and Buckeye Caribbean Terminals LLC (collectively the Buckeye Merchant Service Companies or “BMSC”) fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy is to fund maintenance capital expenditures with cash from operations.  Expansion and cost reduction capital expenditures, along with acquisitions and investments, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Depending on market condition, our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain an appropriate leverage ratio and our investment-grade credit rating.  Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from operations and access to debt and equity markets, if necessary, will be sufficient to fund our primary cash requirements. We continually evaluate engaging in strategic transactions as additional sources of capital which may include (i) divesting non-strategic assets where our evaluation suggests such a transaction is in the best interest of our business, including the potential monetization of full or partial equity interests in certain joint ventures or other assets and (ii) issuances of public or private debt or investments of private equity.  We believe availability under our Credit Facility in combination with these additional sources of capital will be sufficient to fund our current expansion plans over the next twelve months while maintaining adequate liquidity.

Current Liquidity

As of June 30, 2018, we had working capital of $4.0 million and $1,038.1 million of availability under our Credit Facility.

Capital Structure Transactions

We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that allows us to issue up to an aggregate of $1 billion in equity securities. From time to time, we enter into equity distribution agreements in connection with our at-the-market (“ATM”) offering program pursuant to which we may issue and sell LP Units registered under our traditional shelf registration statement. In the fourth quarter of 2017, we filed a new traditional shelf registration statement with the SEC, under which we had $1 billion of unsold securities available as of June 30, 2018. The universal and traditional shelf registration statements will expire in November and December 2020, respectively. Our equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”) expired on January 15, 2018. We do not intend to enter into a new equity distribution agreement in connection with our ATM offering program in 2018.

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

Current Maturities Expected to be Refinanced

We have classified $400.0 million of 2.650% notes due on November 15, 2018 as long-term debt in the unaudited condensed consolidated balance sheet at June 30, 2018 because we have the intent and the ability to refinance these obligations on a long-term basis under our Credit Facility. At June 30, 2018, we had $1,038.1 million of additional borrowing capacity under our Credit Facility.

Debt

At June 30, 2018, we had total fixed-rate and variable-rate debt obligations of $3,944.2 million and $1,104.7 million, respectively, with an aggregate fair value of $4,958.9 million. At June 30, 2018, we were in compliance with the covenants under our Credit Facility and our $250.0 million variable-rate term loan due September 30, 2019 (the “Term Loan”).

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

Equity

In March 2018, we issued approximately 6.2 million Class C Units in a private placement for aggregate gross proceeds of $265.0 million. The net proceeds were $262.1 million, after deducting issuance costs of approximately $2.9 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to partially fund growth capital expenditures and for general partnership purposes.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$431,141	$436,221
Investing activities	(235,197)	(1,340,510)
Financing activities	(196,467)	266,324
Net decrease in cash and cash equivalents	$(523)	$(637,965)

Operating Activities

Net cash provided by operating activities of $431.1 million for the six months ended June 30, 2018 primarily resulted from $210.4 million of net income, adjusted for $130.7 million of depreciation and amortization expense, and a $62.0 million decrease in net working capital items, primarily reflecting a decrease in liquid petroleum products inventory in the Merchant Services segment, partially offset by a decrease in related accounts payable.

Net cash provided by operating activities of $436.2 million for the six months ended June 30, 2017 primarily resulted from $242.7 million of net income, adjusted for $130.3 million of depreciation and amortization expense and a $68.9 million decrease in net working capital items, primarily reflecting a decrease in liquid petroleum products inventory in the Merchant Services segment.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $235.2 million for the six months ended June 30, 2018 primarily resulted from $250.0 million of capital expenditures.

Net cash used in investing activities of $1.34 billion for the six months ended June 30, 2017 primarily resulted from $203.0 million of capital expenditures and $1.15 billion of equity investment acquisition costs related to the VTTI Acquisition. See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $196.5 million for the six months ended June 30, 2018 primarily resulted from $372.2 million of cash distributions paid to our unitholders ($2.5250 per LP Unit), a $300.0 million principal repayment of our 6.050% notes, and a $210.0 million acquisition of our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary, partially offset by $394.9 million of net proceeds from our 6.375% notes issuance, $262.1 million of net proceeds from the issuance of 6.2 million Class C Units in a private placement, and $40.6 million of net borrowings under the Credit Facility.

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

	Six Months Ended June 30,
	2018	2017
Maintenance capital expenditures (1)	$56,766	$73,080
Expansion and cost reduction	193,269	129,881
Total capital expenditures (2)	$250,035	$202,961
____________________________

(1)
Includes maintenance capital expenditures of $3.3 million related to the BBH facility and Yabucoa Terminal in Puerto Rico as a result of Hurricanes Matthew and Maria for the six months ended June 30, 2018 and $10.4 million for the six months ended June 30, 2017 as a result of Hurricane Matthew.

(2)
Amounts exclude the impact of accruals. On an accrual basis, capital expenditure additions to property, plant and equipment were $252.5 million and $192.3 million for the six months ended June 30, 2018 and 2017, respectively.

Capital expenditures increased for the six months ended June 30, 2018, as compared to the corresponding period in 2017, primarily due to increases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $193.3 million for the six months ended June 30, 2018, an increase of $63.4 million, or 48.8%, from $129.9 million for the corresponding period in 2017. The period-over-period increase in our expansion and cost reduction capital expenditures primarily reflected the ongoing expansion of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, New York Harbor Connectivity, Jacksonville Terminals, and Chicago Complex. Our maintenance capital expenditures were $56.8 million for the six months ended June 30, 2018, a decrease of $16.3 million, or 22.3%, from $73.1 million for the corresponding period in 2017, primarily driven by a temporary increase in maintenance capital during the first half of 2017 related to upgrades in station and terminal equipment, asset integrity work necessary to maintain operating capacity, and repairs to our BBH facility as a result of Hurricane Matthew.

We have estimated our capital expenditures as follows for the year ending December 31, 2018 (in thousands):

	2018
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$67,000	$77,000
Expansion and cost reduction	262,000	292,000
Total capital expenditures	$329,000	$369,000

Global Marine Terminals:
Maintenance capital expenditures	$38,000	$48,000
Expansion and cost reduction (1)	83,000	103,000
Total capital expenditures (2)	$121,000	$151,000

Overall:
Maintenance capital expenditures	$105,000	$125,000
Expansion and cost reduction	345,000	395,000
Total capital expenditures	$450,000	$520,000
_________________________
(1)   Excludes our actual or estimated capital contributions to unconsolidated joint ventures for expansion expenditures. In 2018, our capital contributions to the South Texas Gateway Terminal joint venture are expected to fall within the range from $55.0 million to $75.0 million, depending on the timing of the construction of the South Texas Gateway Terminal.
(2)   Includes 100% of Buckeye Texas’ capital expenditures.

Estimated maintenance capital expenditures include tank refurbishments and upgrades to station and terminalling equipment, asset integrity, field instrumentation and cathodic protection systems and exclude capital expenditures expected to be incurred in response to hurricane related damages. Estimated major expansion and cost reduction expenditures include the continuing capacity expansion of our pipeline system and terminalling capacity in the Midwest, expansion of the facilities in the New York Harbor which is nearing completion, continued investment in South Texas facilities, an expansion of the Jacksonville terminal, and various tank construction and conversion projects in our Global Marine Terminals and Domestic Pipelines & Terminals segments.

Off-Balance Sheet Arrangements

At June 30, 2018 and December 31, 2017, we had no off-balance sheet debt or arrangements.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2018	$(4,207)	$31,994	$27,787
Cash settlements during the period	8,451	—	8,451
Change in fair value attributable to new deals during the period	(9,791)	—	(9,791)
Change in fair value attributable to existing deals at January 1st	3,807	20,417	24,224
Fair value of contracts outstanding at June 30, 2018	$(1,740)	$52,411	$50,671

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical contracts accounted for at fair value. In addition, the segment uses exchange-traded refined petroleum product futures and over-the-counter traded physical fixed-price derivative contracts to hedge expected future transactions related to certain forecasted purchases and sales of refined petroleum products. Finally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on pricing spreads between gasoline and butane and butane inventory in connection with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, as well as observable market data from third-party pricing publications for refined petroleum product inventories and physical contracts accounted for at fair value designated in hedging relationships at June 30, 2018, the estimated fair value, excluding variation margins, would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$129,127
Fair value assuming 10% increase in underlying commodity prices	Asset	$133,681
Fair value assuming 10% decrease in underlying commodity prices	Asset	$124,573

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

Our practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the board of directors of Buckeye GP (the “Board”). In February 2009, the Board adopted an interest rate hedging policy which permits us to enter into certain short-term interest rate swap agreements to manage our interest rate and cash flow risks associated with a credit facility. In addition, in August 2016, the Board authorized us to enter into forward-starting interest rate swaps to manage our interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of existing debt obligations. Based on a hypothetical 10% movement in the underlying interest rates at June 30, 2018, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$52,411
Fair value assuming 10% increase in underlying interest rates	Asset	$57,652
Fair value assuming 10% decrease in underlying interest rates	Asset	$47,170

See Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and six months ended June 30, 2018 and 2017.

Our equity method investment in VTTI indirectly exposes us to foreign currency risk, primarily with respect to the Euro, Malaysian Ringgit and United Arab Emirates Dirham. VTTI manages its exposure to foreign currency risk with foreign exchange hedging strategies. Our proportionate share of VTTI’s foreign currency transaction, hedging and translation gains and losses is included in our earnings from equity investments and accumulated other comprehensive income, as applicable. We recognized, in other comprehensive income (loss), a loss of $21.7 million and a gain of $24.9 million, representing our proportionate share of VTTI’s other comprehensive income (loss), for the three months ended June 30, 2018 and 2017, respectively. We recognized, in other comprehensive income (loss), a loss of $7.8 million and a gain of $27.7 million, representing our proportionate share of VTTI’s other comprehensive income, for the six months ended June 30, 2018 and 2017, respectively. VTTI’s other comprehensive income (loss) is primarily comprised of foreign currency translation adjustments.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

*10.1	Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective April 1, 2018.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*                 Filed herewith.
**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	August 3, 2018	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)