Form 10-Q
period 2018-09-30
BUCKEYE PARTNERS, L.P.
filed 2018-11-02
CIK 805022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Limited partner units and Class C Units outstanding as of October 26, 2018: 146,949,101 and 6,714,963, respectively.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product sales	$525,426	$517,461	$1,874,463	$1,482,686
Transportation, storage and other services	384,122	405,158	1,159,029	1,219,407
Total revenue	909,548	922,619	3,033,492	2,702,093

Costs and expenses:
Cost of product sales	514,811	506,780	1,852,537	1,447,408
Operating expenses	159,562	157,444	470,935	480,973
Depreciation and amortization	68,464	65,661	199,171	195,987
General and administrative	21,578	23,904	66,659	69,987
Goodwill impairment (Note 8)	536,964	—	536,964	—
Other, net	—	501	(16,153)	(3,921)
Total costs and expenses	1,301,379	754,290	3,110,113	2,190,434
Operating (loss) income	(391,831)	168,329	(76,621)	511,659

Other income (expense):
(Loss) earnings from equity investments (Note 7)	(292,387)	9,232	(276,633)	22,710
Interest and debt expense	(60,332)	(56,561)	(179,003)	(168,870)
Other expense	(152)	(328)	(764)	(878)
Total other expense, net	(352,871)	(47,657)	(456,400)	(147,038)

(Loss) income before taxes	(744,702)	120,672	(533,021)	364,621
Income tax expense	(634)	(448)	(1,906)	(1,709)
Net (loss) income	(745,336)	120,224	(534,927)	362,912
Less: Net income attributable to noncontrolling interests	(499)	(4,037)	(6,631)	(10,427)
Net (loss) income attributable to Buckeye Partners, L.P.	$(745,835)	$116,187	$(541,558)	$352,485

Earnings (loss) per unit attributable to Buckeye Partners, L.P.:
Basic	$(4.86)	$0.82	$(3.57)	$2.50
Diluted	$(4.86)	$0.81	$(3.57)	$2.49

Weighted average units outstanding:
Basic	153,512	142,088	151,908	141,104
Diluted	153,512	142,818	151,908	141,781

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(745,336)	$120,224	$(534,927)	$362,912
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net	7,129	(5,764)	30,203	(11,995)
Reclassification of derivative losses to net income, net	2,296	3,038	6,928	9,113
Changes in benefit plan assets and benefit obligations	—	50	—	66
Other comprehensive (loss) income from equity method investments	(2,325)	11,933	(10,082)	39,679
Total other comprehensive income	7,100	9,257	27,049	36,863
Comprehensive (loss) income	(738,236)	129,481	(507,878)	399,775
Less: Comprehensive income attributable to noncontrolling interests	(499)	(4,037)	(6,631)	(10,427)
Comprehensive (loss) income attributable to Buckeye Partners, L.P.	$(738,735)	$125,444	$(514,509)	$389,348

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$661	$2,180
Accounts receivable, net	239,838	270,648
Construction and pipeline relocation receivables	14,681	11,047
Inventories	197,516	301,425
Derivative assets	60,306	34,959
Prepaid and other current assets	65,229	36,339
Total current assets	578,231	656,598

Property, plant and equipment	8,312,885	7,928,240
Less: Accumulated depreciation	(1,339,481)	(1,192,448)
Property, plant and equipment, net	6,973,404	6,735,792

Equity investments	1,166,245	1,494,412
Goodwill	470,393	1,007,313

Intangible assets	615,086	615,086
Less: Accumulated amortization	(305,202)	(256,025)
Intangible assets, net	309,884	359,061

Other non-current assets	37,713	51,483
Total assets	$9,535,870	$10,304,659

Liabilities and partners’ capital:
Current liabilities:
Line of credit	$178,201	$252,204
Accounts payable	145,025	160,777
Derivative liabilities	5,757	7,172
Accrued and other current liabilities	273,379	265,207
Total current liabilities	602,362	685,360

Long-term debt	4,985,200	4,658,321
Other non-current liabilities	88,249	92,656
Total liabilities	5,675,811	5,436,337

Commitments and contingent liabilities (Note 4)	—	—

Buckeye Partners, L.P. capital:
Limited Partners (146,949,101 and 146,677,459 units outstanding as of September 30, 2018 and December 31, 2017, respectively)	3,536,920	4,562,306
Class C Units (6,714,963 and zero units outstanding as of September 30, 2018 and December 31, 2017, respectively)	256,293	—
Accumulated other comprehensive income	55,680	28,631
Total Buckeye Partners, L.P. capital	3,848,893	4,590,937
Noncontrolling interests	11,166	277,385
Total partners’ capital	3,860,059	4,868,322
Total liabilities and partners’ capital	$9,535,870	$10,304,659

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(534,927)	$362,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	199,171	195,987
Amortization of debt issuance costs, discounts and terminated interest rate swaps	11,755	13,053
Non-cash unit-based compensation expense	21,710	25,935
Gain on asset impairments, disposals and recoveries, net	(15,655)	(4,621)
Changes in fair value of derivatives, net	3,450	(25,421)
Loss (earnings) from equity investments	276,633	(22,710)
Distributions of earnings from equity investments	19,988	25,902
Goodwill impairment	536,964	—
Other non-cash items	1,869	1,024
Change in assets and liabilities, net of amounts related to acquisitions:
Accounts receivable, net	28,433	25,548
Construction and pipeline relocation receivables	(3,634)	2,109
Inventories	103,923	123,390
Prepaid and other current assets	(28,900)	18,956
Accounts payable	(32,126)	(30,850)
Accrued and other current liabilities	(7,563)	(17,045)
Other non-current assets and liabilities	15,099	(6,859)
Net cash provided by operating activities	596,190	687,310
Cash flows from investing activities:
Capital expenditures	(356,987)	(303,689)
Acquisition of and contribution to equity investments	(31,061)	(1,387,844)
Distributions from equity investments in excess of earnings	52,303	16,951
Acquisition working capital settlement	895	—
Proceeds from property disposals and recoveries	9,388	5,050
Net cash used in investing activities	(325,462)	(1,669,532)
Cash flows from financing activities:
Net proceeds from issuance of Units and exercise of Unit options	261,958	346,436
Payment of tax withholding on vesting of LTIP awards	(6,782)	(8,487)
Proceeds from issuance of long-term debt, net of issuance costs	394,937	(29)
Repayment of long-term debt	(300,000)	(125,000)
Borrowings under the BPL Credit Facility	1,656,600	1,544,972
Repayments under the BPL Credit Facility	(1,428,880)	(1,047,372)
Net (repayments) borrowings under the BMSC Credit Facility	(74,003)	185,410
Acquisition of noncontrolling interest	(210,000)	—
Contributions from noncontrolling interests	7,400	7,700
Distributions to noncontrolling interests	(15,342)	(24,657)
Distributions to LP unitholders	(558,135)	(529,169)
Net cash (used in) provided by financing activities	(272,247)	349,804
Net decrease in cash and cash equivalents	(1,519)	(632,418)
Cash and cash equivalents — Beginning of period	2,180	640,340
Cash and cash equivalents — End of period	$661	$7,922

See Notes to Unaudited Condensed Consolidated Financial Statements.

BUCKEYE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited Partners	Class C Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Partners’ capital - January 1, 2018	$4,562,306	$—	$28,631	$277,385	$4,868,322
Net (loss) income	(515,016)	(26,542)	—	6,631	(534,927)
Acquisition of noncontrolling interest	54,585	2,343	—	(266,928)	(210,000)
Distributions paid to unitholders	(560,155)	—	—	2,020	(558,135)
In-kind distribution to unitholders	(18,490)	18,490	—	—	—
Net proceeds from issuance of Units	—	262,002	—	—	262,002
Amortization of unit-based compensation awards	21,710	—	—	—	21,710
Payment of tax withholding on vesting of LTIP awards	(6,782)	—	—	—	(6,782)
Distributions paid to noncontrolling interests	—	—	—	(15,342)	(15,342)
Contributions from noncontrolling interests	—	—	—	7,400	7,400
Other comprehensive income	—	—	27,049	—	27,049
Accrual of distribution equivalent rights	(1,194)	—	—	—	(1,194)
Other	(44)		—	—	(44)
Partners’ capital - September 30, 2018	$3,536,920	$256,293	$55,680	$11,166	$3,860,059

Partners’ capital - January 1, 2017	$4,437,316	$—	$(25,593)	$286,700	$4,698,423
Net income	352,485	—	—	10,427	362,912
Distributions paid to unitholders	(531,351)	—	—	2,182	(529,169)
Net proceeds from issuance of LP Units	345,955	—	—	—	345,955
Amortization of unit-based compensation awards	25,935	—	—	—	25,935
Net proceeds from exercise of Unit options	481	—	—	—	481
Payment of tax withholding on vesting of LTIP awards	(8,487)	—	—	—	(8,487)
Distributions paid to noncontrolling interests	—	—	—	(24,657)	(24,657)
Contributions from noncontrolling interests	—	—	—	7,700	7,700
Other comprehensive income	—	—	36,863	—	36,863
Accrual of distribution equivalent rights	(2,931)	—	—	—	(2,931)
Other	(141)	—	—	141	—
Partners’ capital - September 30, 2017	$4,619,262	$—	$11,270	$282,493	$4,913,025

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

We own and operate, or own a significant interest in, a diversified global network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Our global terminal network, including through our interest in VTTI B.V. (“VTTI”), comprises more than 135 liquid petroleum products terminals with aggregate tank capacity of over 178 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States as well as in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  Our global network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk liquid storage and blending hubs.  Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products. Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Through our 50% equity interest in VTTI, our global terminal network offers premier storage and marine terminalling services for petroleum product logistics in key international energy hubs. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals. As further discussed in the Strategic Review section below, we expect to divest our equity interest in VTTI during the fourth quarter of 2018, subject to normal regulatory approvals.

Strategic Review

Management has completed a comprehensive review of the Partnership’s near and long-term strategy (the “Strategic Review”), with oversight from the Board of Directors of Buckeye GP (the “Board”). The Strategic Review included an evaluation of various alternatives designed to maximize long-term value for our unitholders by:

•	Maintaining Buckeye’s investment grade credit rating by reducing leverage;

•	Providing increased financial flexibility, eliminating the need for Buckeye to access the public equity markets to fund annual growth capital; and

•	Reallocating capital to the higher return growth opportunities across our remaining assets.

As a result, management has taken the following actions to accomplish these objectives:

(i)
On November 1, 2018, we executed a definitive agreement to sell a package of non-integrated domestic pipeline and terminal assets.  These assets include: (i) our jet fuel pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport; (ii) our pipelines and terminal facilities serving Reno-Tahoe International Airport, San Diego International Airport, and the Federal Express Corporation terminal at the Memphis International Airport; and (iii) our refined petroleum product terminals in Sacramento, California and Stockton, California.  Upon the closing of this transaction, we expect to generate proceeds of approximately $450.0 million, which would result in an expected gain on the sale of approximately $350.0 million, to be recorded upon closing.  These assets did not meet the criteria to be presented as held for sale in our condensed consolidated balance sheet as of September 30, 2018, because as of that date it was determined that such sale was not probable. We expect this transaction to close during the fourth quarter of 2018, subject to normal regulatory approvals.

(ii)
On November 1, 2018, we executed a definitive agreement to sell our 50% equity interest in VTTI.  As of September 30, 2018, we have recorded our equity investment in VTTI at its estimated fair value, as determined based upon the expected proceeds of $975.0 million plus a final earnings distribution, resulting in a non-cash loss of $300.3 million, which is reported in (loss) earnings from equity investments, for the three months ended September 30, 2018. We expect this transaction to close during the fourth quarter of 2018, subject to normal regulatory approvals.

(iii)
On November 2, 2018, we announced a quarterly cash distribution of $0.75 per LP Unit, to be paid on November 20, 2018 to unitholders of record on November 13, 2018, which is a reduction from the cash distribution of $1.2625 per LP Unit paid with respect to the prior quarter.

Because our declared quarterly cash distribution amount represents a reduction from the prior quarter, all 6,714,963 Class C Units outstanding as of September 30, 2018, will convert into LP Units on a one-for-one basis on November 5, 2018. Accordingly, the holders of these newly converted LP Units will receive the quarterly cash distribution of $0.75 per LP Unit, instead of an in-kind distribution of additional Class C Units. Based upon outstanding LP Units (including the newly converted LP Units resulting from the Class C Units conversion) and distribution equivalent rights (“DERs”) with respect to certain unit-based compensation awards, the aggregate cash amount to be distributed on November 20, 2018, is estimated to be approximately $116.0 million.

Given the indicators of changes in fair value for certain assets, identified in our Strategic Review, including our investment in VTTI, the Partnership performed a goodwill recoverability assessment as of September 30, 2018.  As a result of this assessment and as further discussed in Note 8, we concluded that the goodwill attributable to one of the two reporting units comprising our Global Marine Terminals segment, which includes operations in the Caribbean and New York Harbor (“NYH”) and our equity investment in VTTI, has been impaired.  Accordingly, we recorded a non-cash goodwill impairment charge of approximately $537.0 million, excluding the non-cash loss of $300.3 million related to the anticipated sale of our equity method investment in VTTI, for the three months ended September 30, 2018 included in (loss) earnings from equity investments.

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

Recently Adopted Accounting Guidance

Goodwill Impairment.  Effective July 1, 2018, we adopted Accounting Standards Update (“ASU”) ASU 2017-04, which simplifies the accounting for goodwill. The guidance eliminates Step 2 from the goodwill impairment test, which required entities to calculate the implied fair value of a reporting unit’s goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An impairment charge is now determined by the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill. The guidance is applied using a prospective approach. We applied this standard to the calculation of the goodwill impairment charge referenced above. See Note 8 for further discussion.

Revenue from Contracts with Customers. Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method, which required us to apply the new standard to (i) all new revenue contracts entered into after January 1, 2018, and (ii) revenue contracts which were not completed as of January 1, 2018. ASC 606 replaces existing revenue recognition requirements in GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires certain disclosures regarding qualitative and quantitative information with respect to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not result in a transition adjustment nor did it have a material impact on the timing or amount of our revenue recognition. Please see Note 2 for additional information.

Recognition and Measurement of Financial Assets and Liabilities. Effective January 1, 2018, we adopted ASU 2016-01, and it will be applied prospectively. This ASU issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in this standard is the requirement for changes in the fair value of marketable equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). Under the standard, marketable equity investments that do not have a readily determinable fair value are eligible for the measurement alternative. Using the measurement alternative, investments without readily determinable fair values will be valued at cost, with adjustments to fair value for changes in price or impairments reflected through net income. The adoption of this guidance did not have an impact on our unaudited condensed consolidated financial statements.

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

Retirement Benefits. Effective January 1, 2018, we adopted ASU 2017-07, which improves the presentation of net periodic pension and postretirement benefit costs. The interest cost, expected return on plan assets, actuarial loss due to settlements, and the amortization of unrecognized loss have been reclassified from operating expenses to other expense, applying the retrospective transition method. We elected to apply the practical expedient which allows us to reclassify amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the components of net periodic benefit costs discussed above will not be included in amounts capitalized in property, plant, and equipment. The adoption of this guidance did not have a material impact on our unaudited condensed consolidated financial statements. In connection with the adoption of ASU 2017-07, using the retrospective transition method, we reclassified $0.3 million and $1.0 million of expenses related to our Retirement Income Guarantee Plan and unfunded post-retirement medical benefit plan, originally included in operating expenses for the three and nine months ended September 30, 2017, respectively, to other expense. Such reclassifications had no impact on net income.

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

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case may extend beyond one year from the Tax Act enactment date, during which an entity acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the entity must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. With the exception of federal and state income taxes from Buckeye Development & Logistics I LLC (“BDL”), the Partnership’s federal and certain state income taxes are the responsibility of the partners and are not reflected in these consolidated financial statements. Accordingly, the Tax Act did not have a material impact on our unaudited condensed consolidated financial statements or on our disclosures. We continue to evaluate certain aspects of the Tax Act and have recorded certain adjustments to our deferred taxes.

Recent Accounting Guidance Not Yet Adopted

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, which aligns a customer’s accounting for capitalizing implementation costs in a cloud computing service arrangement that is hosted by the vendor with the requirements for capitalizing implementation costs incurred to develop or obtain an internal-use software license. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied prospectively or retrospectively. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that it will have on our consolidated financial statements and disclosures.

Changes to the Disclosure Requirements for Defined Benefit Plans. In August 2018, the FASB issued ASU 2018-14, which amends existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The new guidance requires retrospective application. We expect to adopt this standard effective January 1, 2021 and are currently evaluating the impact that it will have on our disclosures.

Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amends existing guidance on disclosure requirements for fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The new guidance requires prospective application on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The effects of other amendments must be applied retrospectively to all periods presented. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that it will have on our disclosures.

Improvements to Nonemployee Share-Based Payment Accounting.  In May 2018, the FASB issued ASU 2018-07, which conformed the current nonemployee share-based accounting with employee share-based accounting. The new standard is effective as of January 1, 2019 with early adoption permitted. We expect to adopt this standard effective January 1, 2019 and do not believe that our adoption of this guidance will have a material impact on our consolidated financial statements and disclosures.

Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12, which amends and simplifies existing guidance in order to improve the financial reporting of hedging relationships to better align risk management activities in financial statements and make targeted improvements to simplify the application of current guidance related to the assessment of hedge effectiveness. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early application permitted. The new guidance requires prospective application, with a cumulative effect adjustment to the beginning balance of partners’ capital for existing hedging relationships. We will adopt this standard effective January 1, 2019 and are currently evaluating the impact that it will have on our consolidated financial statements and disclosures.

Measurement of Credit Losses on Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We expect to adopt this standard effective January 1, 2020 and are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and disclosures.

Leases. In February 2016, the FASB issued ASU 2016-02, as amended by subsequent accounting standard updates (collectively, “Topic 842”), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases with lease terms greater than twelve months, in addition to enhanced disclosure requirements. Topic 842, through an alternative transition method, permits an entity to adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC Topic 840 “Leases.” ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. In January 2018, the FASB issued ASU 2018-01, permitting an entity to elect a transition practical expedient to not apply the provisions of ASU 2016-02 to land easements that existed or expired before the effective date of ASU 2016-02 and that were not previously accounted for as leases under the previous lease guidance in ASC Topic 840 “Leases.” In July 2018, the FASB issued update ASU 2018-10 that provides narrow-scope improvements to the new standard including clarification on reassessment, change in reference index or rate, and periods included in the lease term. ASU 2016-02 also provides an election for a package of practical expedients which permits an entity to not reassess whether any expired or existing contracts contain leases, the classification of the lease, and any initial direct costs. We expect to apply these practical expedients as part of our adoption.

Our project team continues to (i) evaluate the provisions of the standard; (ii) assess and implement changes to business processes and controls; and (iii) evaluate the impact the adoption of this guidance will have on our consolidated financial statements, including disclosures. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We will adopt this guidance effective January 1, 2019, and expect the most significant impact of the new standard will be the recognition of right-of-use assets and lease liabilities as part of our consolidated balance sheet upon adoption.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of our service-based revenue is derived from fee-based transportation, terminalling, and storage services that we provide to our customers. We also generate revenue from the marketing and sale of petroleum products. We recognize revenues from customer fees for services rendered or by selling petroleum products. Under ASC 606, we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. A performance obligation is a promise in a contract to transfer goods or services to the customer. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In certain situations, we recognize revenue pursuant to guidance in the Accounting Standards Codification other than ASC 606. These situations primarily relate to leases and derivatives. The adoption of ASC 606 did not have a material impact on the timing or amount of our revenue recognition. The following is an overview of our significant revenue streams, including a description of the respective performance obligations and related methods of revenue recognition.

Pipeline Transportation

Revenue from pipeline operations is comprised of tariffs and fees associated with the transportation of liquid petroleum products, generally at published tariffs, and in certain instances, revenue from committed capacity contracts at negotiated rates. Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs. Revenue associated with capacity reservation is recognized ratably over the respective term, regardless of whether the capacity is actually utilized. Our tariffs generally include product loss allowance factors intended to, among other things, compensate for losses due to evaporation, measurement tolerances, and other product losses in transit. We value the difference of allowance volumes to actual losses at the estimated net realizable value in the period the variance occurred, and the result is recorded as an adjustment to pipeline transportation revenue. The majority of our contracts have a single performance obligation to provide pipeline transportation service, and the performance obligation is primarily satisfied over time as transportation services are provided, whereby progress is generally measured based on the volume of product transported. Our services are typically billed on a weekly basis, and we generally do not offer extended payment terms. In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period. Revenue pursuant to such agreements is recognized at the earlier of when the volume is throughput or proportionally if we determine that the customer is not expected to meet its commitment.

Terminalling and Storage Services

Revenue from terminalling and storage operations is recognized as services are performed. Terminalling and storage revenue includes terminalling or throughput fees, which are generated when we receive and redeliver liquid petroleum products from and to pipelines, sea-going vessels, trucks, or rail-cars, as well as storage fees, which are generated as we provide storage capacity. We generate revenue through a combination of month-to-month and multi-year terminalling service and storage capacity arrangements. The majority of our contracts have a single performance obligation to provide terminalling and storage services that is primarily satisfied over time as these services are provided. Terminalling fees, as applicable, are recognized as the liquid petroleum product is delivered to a connecting carrier or to a customer’s designated mode of transport, which could include a pipeline, truck, marine vessel, or rail-car or, in certain situations, as product is received, based on the volume of product handled. Storage fees for contract capacity are typically recognized in revenue ratably over the term of the contract, regardless of the amount of the contracted storage capacity utilized by the customer. As discussed above with respect to transportation services, progress in performing terminalling services is generally measured based upon the volume of product handled. Certain of our terminalling and storage services arrangements include product loss allowance provisions intended to, among other things, compensate for losses due to evaporation, measurement tolerances, and other product recoveries and losses. We value the difference of allowance volumes to actual losses at the estimated net realizable value in the period the variance occurred, and the result is recorded as an adjustment to terminalling and storage services revenue. We have certain contracts containing tiered pricing or volume-based discounts, which are recognized in revenue as a purchase option to acquire additional services in the period the services are performed. In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed-upon period. Revenue pursuant to such agreements is recognized at the earlier of when the volume is throughput or proportionally if we determine that the customer is not expected to meet its commitment. Revenue from other ancillary services is recognized as services are rendered. Our services are typically billed on a monthly basis, and we generally do not offer extended payment terms.

Merchant Services

Revenue from the sale of petroleum products, on a wholesale basis, is recognized at the time title to the product sold transfers to the purchaser, which generally occurs upon delivery of the product to the purchaser or its designee. Our contracts contain a single performance obligation to sell a particular petroleum product, which is generally satisfied as quantities are delivered to our customer. Our commodity sales are typically billed at the time product is delivered, and we generally do not offer extended payment terms.

Operation and Construction Services

Revenue from contract operation and construction services for facilities and pipelines not directly owned by us is recognized as the services are performed. Contract and construction services revenue typically includes costs to be reimbursed by the customer plus an operator fee. Our contracts have a single performance obligation to provide operation and construction services, which is satisfied over time as services are provided. Revenue is generally recognized utilizing costs incurred to measure our progress in fulfilling our performance obligation. Our services are typically billed on a monthly basis, and we generally do not offer extended payment terms.

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

Contract liabilities primarily relate to consideration received from customers in advance of completing the performance obligation. We recognize contract liabilities under these arrangements as revenue once all contingencies or potential performance obligations have been satisfied by either the (i) transportation of volumes, (ii) performance of terminalling and storage services, or (iii) expiration of the customer’s rights under the contract. We also recognize contract liabilities in revenue to the extent it is determined that an amount of volume associated with a minimum volume commitment payment will not be shipped by the customer in a future period.

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities (in thousands):

	September 30, 2018	December 31, 2017
Receivables from contracts with customers	$224,690	$245,280
Contract assets	23,942	13,999
Contract liabilities	(24,386)	(15,778)

During the three and nine months ended September 30, 2018, we reclassified approximately $0.1 million and $13.9 million, respectively, of contract assets at the beginning of the period to receivables as a result of the rights to the consideration becoming unconditional and billable. Revenue recognized during the three and nine months ended September 30, 2018 from amounts included in contract liabilities at the beginning of the period was approximately $0.8 million and $7.4 million, respectively.

The following table includes estimated revenue associated with contractual commitments in place related to future performance obligations as of the end of the reporting period, which are expected to be recognized in revenue in the specified periods (in thousands):

Estimated Revenue (1)
Remainder of 2018	$109,664
2019	288,367
2020	187,766
2021	115,247
Thereafter	232,653
Total	$933,697

(1)
Excludes revenue arrangements accounted for as leases in the amount of $52.0 million for the remainder of 2018, $201.8 million for 2019, $194.2 million for 2020, $175.9 million for 2021, and $173.6 million thereafter.

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

3. ACQUISITIONS AND INVESTMENTS

South Texas Transactions

In April 2018, as part of our strategy to serve the volume growth in crude oil and related products from the Permian Basin, we expanded our marine terminal presence in Corpus Christi, Texas, through the following transactions: (i) acquired our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary, and (ii) formed a joint venture (the “South Texas Gateway Terminal” or “STG Terminal”) to develop a new deep-water, open-access marine terminal in Ingleside, Texas at the mouth of Corpus Christi Bay with Phillips 66 Partners LP (“Phillips 66 Partners”) and Gray Oak Gateway Holdings (“Marathon”, formerly known as “Andeavor”).

We acquired our partner’s interest in Buckeye Texas for $210 million, and as a result we now own 100% of Buckeye Texas. The change in our ownership interest was accounted for as an equity transaction, representing the acquisition of a noncontrolling interest.

The STG Terminal, to be constructed and operated by us, will offer 5.1 million barrels of crude oil tank capacity, a 1.7 million increase over the initial announced design of 3.4 million barrels, connectivity to the Gray Oak pipeline; and two deep-water vessel docks capable of berthing very large crude carrier petroleum tankers as part of the initial scope of construction. The Gray Oak pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi and Sweeny/Freeport markets. The initial 3.4 million barrels of crude oil tank capacity, the pipeline, and two deep-water vessel docks are expected to be placed in service by the end of 2019 with the incremental 1.7 million barrels of tankage and additional dock throughput capacity to be placed in service by mid-2020. The STG Terminal is supported by long-term minimum volume throughput commitments from credit-worthy customers, including our joint-venture partners. We own a 50% interest in the STG Terminal, and Phillips 66 Partners and Marathon each own a 25% interest. The total construction costs for the STG Terminal through mid-2020 are estimated on a 100% basis at $413.4 million. During the second quarter of 2018, we contributed an initial $28.4 million and committed to fund our proportionate share of the total construction costs, which is currently estimated at $206.7 million. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

Business Combination

Duck Island terminal acquisition

In December 2017, we acquired Duck Island Terminal LLC, a liquid petroleum products terminalling business in Trenton, New Jersey, for approximately $26.1 million, net of cash acquired of $2.4 million. The final working capital settlement of $0.9 million was received in the first quarter of 2018. The assets, liabilities, and operating results of this entity are reported in our Domestic Pipelines & Terminals segment. The purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with amounts exceeding the fair value recorded as goodwill, which represents expected synergies from combining the acquired assets with our existing operations. Fair values have been developed using recognized business valuation techniques, with inputs classified as Level 3 within the fair value hierarchy.  The purchase price has been allocated to tangible and intangible assets acquired as follows (in thousands):

Current assets, including cash acquired of $2,444	$8,989
Property, plant and equipment	18,306
Intangible assets	2,200
Goodwill	2,812
Current liabilities	(3,516)
Environmental liabilities	(300)
Allocated purchase price	$28,491

Adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2018 resulted in nominal decreases to current liabilities, with a corresponding increase to goodwill. We will finalize our purchase price allocation during the fourth quarter of 2018.

Unaudited Pro forma Financial Results for Duck Island terminal acquisition

Our unaudited condensed consolidated statements of operations do not include earnings from the terminalling business prior to December 20, 2017, the closing date of the acquisition. Unaudited pro forma financial information for this acquisition was not prepared because the impact was immaterial to our financial results for the three and nine months ended September 30, 2018 and 2017.

VTTI Acquisition

During 2017, we acquired an indirect 50% equity interest in VTTI for cash consideration of $1.15 billion (the “VTTI Acquisition”) and made a capital contribution to VTTI, in the amount of $236.8 million, to fund our 50% share of the aggregate cash consideration paid by VTTI to acquire all of the outstanding publicly held units of VTTI Energy Partners LP, formerly a publicly traded master limited partnership. We own VTTI jointly with Vitol S.A. (“Vitol”). VTTI is one of the largest independent global marine terminal businesses which, through its subsidiaries and partnership interests, owns and operates approximately 60 million barrels of petroleum products storage across 15 terminals located on five continents. These marine terminals are predominately located in key global energy hubs, including Northwest Europe, the Middle East and Southeast Asia, and offer world-class storage and marine terminalling services for liquid petroleum products. We and VIP Terminals Finance B.V., a subsidiary of Vitol, have equal board representation and voting rights in the VTTI joint venture. We account for this investment using the equity method of accounting. The earnings from our equity investment in VTTI are reported in our Global Marine Terminals segment. In addition, we include our proportionate share of our equity method investments’ OCI in our unaudited condensed consolidated statement of comprehensive income.

As discussed in the Strategic Review section of Note 1, on November 1, 2018, we executed a definitive agreement to sell our 50% equity interest in VTTI. We expect this transaction to close during the fourth quarter of 2018, subject to normal regulatory approvals.

4. COMMITMENTS AND CONTINGENCIES

Claims and Legal Proceedings

In the ordinary course of business, we are involved in various claims and legal proceedings, some of which are covered by insurance.  We are generally unable to predict the timing or outcome of these claims and proceedings.  Based upon our evaluation of existing claims and proceedings and the probability of losses resulting from such contingencies, we have accrued certain amounts relating to such claims and proceedings, none of which are considered material.

Environmental Contingencies

At September 30, 2018 and December 31, 2017, we had $45.4 million and $41.0 million, respectively, of environmental remediation liabilities unrelated to claims and legal proceedings.  Costs ultimately incurred may be in excess of our estimates, which may have a material impact on our financial condition, results of operations or cash flows.  At September 30, 2018 and December 31, 2017, we had $4.4 million and $5.3 million, respectively, of receivables related to these environmental remediation liabilities covered by insurance or third-party claims.

5. INVENTORIES

Our inventory amounts were as follows at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Liquid petroleum products (1)	$173,659	$280,934
Materials and supplies	23,857	20,491
Total inventories	$197,516	$301,425

(1)	Ending inventory was 75.7 million and 142.1 million gallons of liquid petroleum products as of September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, approximately 95% and 85% of our liquid petroleum products inventory volumes were designated in a fair value hedge relationship, respectively.  Because we generally designate inventory as a hedged item upon purchase, hedged inventory is valued at current market prices with the change in value of the inventory being reflected in our unaudited condensed consolidated statements of operations.

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Prepaid insurance	$11,882	$7,146
Margin deposits	5,254	7,989
Contract assets	23,942	13,999
Prepaid taxes	7,890	2,865
Other	16,261	4,340
Total prepaid and other current assets	$65,229	$36,339

7. EQUITY INVESTMENTS

The following table presents earnings (loss) from equity investments for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2018	2017	2018	2017
VTTI B.V.	Global Marine Terminals	$4,375	$6,396	$13,647	$15,111
Non-cash loss on write-down of investment in VTTI B.V. (1)	Global Marine Terminals	(300,280)	—	(300,280)	—
West Shore Pipe Line Company	Domestic Pipelines & Terminals	2,750	1,772	7,542	4,913
Muskegon Pipeline LLC	Domestic Pipelines & Terminals	353	501	1,109	1,303
Transport4, LLC	Domestic Pipelines & Terminals	164	206	614	650
South Portland Terminal LLC	Domestic Pipelines & Terminals	502	357	1,162	733
South Texas Gateway Terminal LLC (2)	Global Marine Terminals	(251)	—	(427)	—
Total (loss) earnings from equity investments		$(292,387)	$9,232	$(276,633)	$22,710

(1)	As discussed in the Strategic Review section of Note 1, we recorded a non-cash loss related to the anticipated sale of our equity investment in VTTI during the three months ended September 30, 2018.

(2)	In April 2018, we formed the STG Terminal joint venture. For additional information, see Note 3.

The non-cash loss related to the anticipated sale of our equity investment in VTTI was the primary factor underlying the decrease in our equity investments balance in the unaudited condensed consolidated balance sheet.

Summarized combined income statement data for our equity method investments are as follows for the periods indicated (amounts represent 100% of investee income statement data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$145,137	$143,946	$435,827	$403,985
Operating income	42,637	52,766	132,446	138,195
Net income	24,262	30,874	75,394	84,807
Net income attributable to investee	22,748	23,565	70,877	63,347

8. GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired. Our goodwill amounts are assessed for impairment on an annual basis on October 31st and on an interim basis if circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Due to the persistence of unfavorable market conditions affecting our segregated storage operations, particularly in the Caribbean region, and considering the near-term outlook and actions resulting from our recently completed Strategic Review as further discussed in Note 1, we performed a goodwill recoverability assessment for each of our reporting units as of September 30, 2018. Subsequent to our annual goodwill impairment test in the fourth quarter of 2017, we have experienced continuing declines in the utilization of our segregated storage assets, as well as reductions in rate and term upon recontracting, and expect this weakness in demand for segregated storage to continue for certain locations through 2019.

Goodwill is tested for impairment at each reporting unit.  A reporting unit is a business segment or one level below a business segment for which discrete financial information is available and regularly reviewed by segment management.  Our reporting units are our business segments, with the exception of our Global Marine Terminals segment which consists of: (i) our operations in the Caribbean, New York Harbor, and equity investment in VTTI (collectively “GMT Caribbean and NYH” reporting unit); and (ii) our operations in South Texas, including our equity investment in the STG Terminal (the “GMT South Texas” reporting unit). As noted in Note 1, we adopted ASU 2017-04 which simplified the test for goodwill impairment. Under the new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment is recorded for the amount of the excess up to the amount of goodwill for the respective reporting unit. The estimate of the fair value of the reporting unit is determined using a weighting of an expected present value of future cash flows and a market multiple valuation method, giving more weighting to our estimate of future cash flows.  The present value of future cash flows is estimated using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates.  The market multiple valuation method uses appropriate market multiples from comparable companies on the reporting unit’s earnings before interest, tax, depreciation and amortization.  We evaluate industry and market conditions for purposes of weighting the income and market valuation approach. Using this methodology, which qualifies as Level 3 within the fair value hierarchy, we estimated the fair value of each of our reporting units and determined that the fair value of each of our reporting units significantly exceed their respective carrying values, with the exception of the GMT Caribbean and NYH reporting unit. Applying reasonable sensitivities to any or a combination of the above valuation inputs would not have generated a materially different determination of fair value. As a result of the assessment described above, we concluded that the goodwill in our GMT Caribbean and NYH reporting unit was fully impaired and recorded a non-cash goodwill impairment charge of $537.0 million. In conjunction with the goodwill impairment assessment, we considered impairment indicators related to the long-lived assets and investments associated with our GMT Caribbean and NYH reporting unit. Accordingly, we evaluated these assets for impairment and concluded that no impairment of long-lived assets existed as of September 30, 2018; however, we did record an approximately $300.3 million non-cash loss related to the anticipated sale of our equity investment in VTTI as further discussed in Note 1.

The changes in the carrying amount of goodwill by reporting unit are as follows at the dates indicated (in thousands):

	Domestic Pipelines & Terminals	Merchant Services	GMT Caribbean and NYH	GMT South Texas	Total
December 31, 2017	$298,471	$4,499	$536,964	$167,379	$1,007,313
Purchase price adjustments	44	—	—	—	44
Impairment of goodwill	—	—	(536,964)	—	(536,964)
September 30, 2018	298,515	4,499	—	167,379	470,393

9. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Debt issuance costs, net	$2,418	$3,022
Insurance receivables related to environmental remediation reserves	2,051	2,794
BBH jetty-allision insurance receivable	—	7,372
Other	33,244	38,295
Total other non-current assets	$37,713	$51,483

10. LONG-TERM DEBT

Extinguishment of Debt

In January 2018, we repaid in full the $300.0 million principal amount and $9.1 million of accrued interest outstanding under our 6.050% notes, using funds available under our $1.5 billion revolving credit facility with SunTrust Bank (the “Credit Facility”).

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

Current Maturities Expected to be Refinanced

We have classified $400.0 million of 2.650% notes due on November 15, 2018, $275.0 million of 5.500% notes due on August 15, 2019, and our $250.0 million variable-rate term loan due on September 30, 2019 (the “Term Loan”) as long-term debt in the unaudited condensed consolidated balance sheet at September 30, 2018 because we have the ability to refinance these obligations on a long-term basis under our Credit Facility. At September 30, 2018, we had $924.3 million of additional borrowing capacity under our Credit Facility. The anticipated proceeds from the asset divestitures discussed in Note 1 are expected to be used to pay down debt, with the specific debt instruments to be determined at that time. In the absence of such proceeds, or if other debt instruments are selected for retirement, management’s intent would be to refinance the maturing obligations on a long-term basis.

Credit Facility

At September 30, 2018, we had a $572.6 million outstanding balance under the Credit Facility. The weighted average interest rate for borrowings under the Credit Facility was 4.6% during the nine months ended September 30, 2018.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During 2016, we entered into eleven forward-starting interest rate swaps with a total aggregate notional amount of $500.0 million, in anticipation of the issuance of debt on or before November 15, 2018 to repay the $400.0 million of 2.650% notes that are due on November 15, 2018, as well as to fund capital expenditures and for other general partnership purposes.

During the three and nine months ended September 30, 2018, unrealized gains of $7.3 million and $27.7 million, respectively, were recorded in accumulated other comprehensive income (“AOCI”) to reflect the change in the fair values of the forward-starting interest rate swaps.

Commodity Derivatives

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical derivative contracts, which we designate as fair value hedges, with changes in fair value of both the futures contracts and physical inventory reflected in earnings. Our Merchant Services segment also uses exchange-traded refined petroleum contracts to hedge expected future transactions related to certain gasoline inventory that we manage on behalf of a third party, which are designated as cash flow hedges, with the effective portion of the hedge reported in OCI and reclassified into earnings when the expected future transaction affects earnings. Any gains or losses incurred on the derivative instruments that are not effective in offsetting changes in fair value or cash flows of the hedged item are recognized immediately in earnings.
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

The following table summarizes the notional volumes of the net long (short) positions of our commodity derivative instruments outstanding at September 30, 2018 (amounts in thousands of gallons):

	Volume
Derivative Purpose	Current	Long-Term
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	(19,530)	(82)
Physical index derivative contracts	13,762	—
Futures contracts for refined petroleum products	8,549	168
			Hedge Type
Derivatives designated as hedging instruments:
Futures contracts for refined petroleum products	(71,778)	—	Fair Value Hedge

Our futures contracts designated as fair value hedges relate to our inventory portfolio and extend to the first quarter of 2019. Our futures contracts related to forecasted purchases and sales of refined petroleum products, not designated in a hedging relationship, extend to the fourth quarter of 2019.

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

The following table sets forth the fair value of each classification of derivative instruments and the derivative instruments’ location on our unaudited condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2018
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$443	$—	$443	$(28)	$415
Physical index derivative contracts	170	—	170	(12)	158
Interest rate derivative contracts	—	59,733	59,733	—	59,733
Total current derivative assets	613	59,733	60,346	(40)	60,306
Physical fixed-price derivative contracts	—	—	—	—	—
Total non-current derivative assets	—	—	—	—	—
Physical fixed-price derivative contracts	(5,778)	—	(5,778)	28	(5,750)
Physical index derivative contracts	(19)	—	(19)	12	(7)
Total current derivative liabilities	(5,797)	—	(5,797)	40	(5,757)
Physical fixed-price derivative contracts	(9)	—	(9)	—	(9)
Total non-current derivative liabilities	(9)	—	(9)	—	(9)
Net derivative (liabilities) assets	$(5,193)	$59,733	$54,540	$—	$54,540

(1)	Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

	December 31, 2017
	Derivatives NOT Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivative Carrying Value	Netting Balance Sheet Adjustment (1)	Net Total
Physical fixed-price derivative contracts	$2,582	$—	$2,582	$(63)	$2,519
Physical index derivative contracts	455	—	455	(9)	446
Interest rate derivative contracts	—	31,994	31,994	—	31,994
Total current derivative assets	3,037	31,994	35,031	(72)	34,959
Total non-current derivative assets	—	—	—	—	—
Physical fixed-price derivative contracts	(7,226)	—	(7,226)	63	(7,163)
Physical index derivative contracts	(18)	—	(18)	9	(9)
Total current derivative liabilities	(7,244)	—	(7,244)	72	(7,172)
Total non-current derivative liabilities	—	—	—	—	—
Net derivative (liabilities) assets	$(4,207)	$31,994	$27,787	$—	$27,787

(1)	Amounts represent the netting of physical fixed price and index contracts’ assets and liabilities when a legal right of offset exists.

At September 30, 2018, open refined petroleum product derivative contracts (represented by the physical fixed-price contracts and physical index contracts noted above) varied in duration in the overall portfolio, but did not extend beyond November 2019.  In addition, at September 30, 2018, we had refined petroleum product inventories that we intend to use to satisfy a portion of the physical derivative contracts.

The gains and losses on our derivative instruments recognized in income were as follows for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Derivatives NOT designated as hedging instruments:
Physical fixed-price derivative contracts	Product sales	$(3,887)	$(7,209)	$(4,192)	$(257)
Physical index derivative contracts	Product sales	123	57	283	58
Physical fixed-price derivative contracts	Cost of product sales	697	1,462	644	1,380
Physical index derivative contracts	Cost of product sales	53	115	479	453
Futures contracts for refined products	Cost of product sales	2,493	15,861	(2,070)	15,061

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Derivatives designated as fair value hedging instruments:
Futures contracts for refined products	Cost of product sales	$(8,049)	$(51,093)	$(12,355)	$1,758
Physical inventory - hedged items	Cost of product sales	7,214	48,236	10,754	7,536

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Ineffectiveness excluding the time value component on fair value hedging instruments:
Fair value hedge ineffectiveness (excluding time value)	Cost of product sales	$1,196	$(3,299)	$1,000	$(5,929)
Time value excluded from hedge assessment	Cost of product sales	(2,031)	442	(2,601)	15,223

The change in value recognized in OCI and the losses reclassified from AOCI to income, attributable to our derivative instruments designated as cash flow hedges, were as follows for the periods indicated (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments:
Interest rate derivative contracts	$7,322	$(2,207)	$27,739	$(12,670)
Commodity derivatives	(193)	(3,557)	2,464	675
Total	$7,129	$(5,764)	$30,203	$(11,995)

		Loss Reclassified from AOCI to Income (Effective Portion) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments:
Interest rate derivative contracts	Interest and debt expense	$(2,296)	$(3,038)	$(6,928)	$(9,113)
Total		$(2,296)	$(3,038)	$(6,928)	$(9,113)

Over the next twelve months, we expect to reclassify $4.5 million of net losses attributable to interest rate derivatives from AOCI to earnings as an increase to interest and debt expense. These net losses consist of $11.2 million of amortization of hedge losses on settled forward-starting interest rate swaps, partially offset by $6.7 million of amortization of hedge gains on settled forward-starting interest rate swaps settled in November 2017 and forecasted hedge gains on forward-starting interest rate swaps that we expect to settle in late 2018.

12. FAIR VALUE MEASUREMENTS

We categorize our financial assets and liabilities using the three-tier fair value hierarchy as follows:

Recurring

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis, as of the measurement dates indicated, and the basis for that measurement, by level within the fair value hierarchy (in thousands):

	September 30, 2018		December 31, 2017
	Level 1	Level 2	Level 1	Level 2
Financial assets:
Physical fixed-price derivative contracts	$—	$443	$—	$2,582
Physical index derivative contracts	—	170	—	455
Interest rate derivatives	—	59,733	—	31,994

Financial liabilities:
Physical fixed-price derivative contracts	—	(5,787)	—	(7,226)
Physical index derivative contracts	—	(19)	—	(18)
Futures contracts for refined products	—	—	—	—
Fair value	$—	$54,540	$—	$27,787

The values of the Level 1 derivative assets and liabilities were based on quoted market prices obtained from the New York Mercantile Exchange. The values for exchange-settled commodity derivatives are presented in accordance with the CME rulebook, which deems that these instruments are settled daily via variation margin payments. As a result of this rulebook guidance, CME-settled derivatives, primarily comprised of our futures contracts for refined petroleum products, are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.

The values of the Level 2 interest rate derivatives were determined using fair value estimates obtained from our counterparties, which are verified using other available market data, including cash flow models which incorporate market inputs including the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements. Credit value adjustments (“CVAs”), which are used to reflect the potential nonperformance risk of our counterparties, are considered in the fair value assessment of interest rate derivatives. We determined that the impact of CVAs is not significant to the overall valuation of interest rate derivatives as of September 30, 2018 and December 31, 2017.

The values of the Level 2 commodity derivative contracts were calculated using market approaches based on observable market data inputs, including published commodity pricing data, which is verified against other available market data, and market interest rate and volatility data.  Level 2 physical fixed-price derivative assets are net of CVAs determined using an expected cash flow model, which incorporates assumptions about the credit risk of the derivative contracts based on the historical and expected payment history of each customer, the amount of product contracted for under the agreement and the customer’s historical and expected purchase performance under each contract.  The Merchant Services segment determined CVAs are appropriate because few of the Merchant Services segment’s customers entering into these derivative contracts are large organizations with nationally recognized credit ratings.  The CVAs were nominal as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, the Merchant Services segment did not hold any net liability derivative position containing credit contingent features.

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

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$3,945,363	$3,862,064	$4,241,963	$4,384,336
Variable-rate debt	1,218,038	1,222,621	668,562	668,904
Total debt	$5,163,401	$5,084,685	$4,910,525	$5,053,240

In addition, our pension plan assets are measured at fair value on a recurring basis, based on Level 1 and Level 3 inputs.

We recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period.  We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2018.

Non-Recurring

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. During the three months ended September 30, 2018, we recorded a $300.3 million non-cash loss related to the anticipated sale of our equity investment in VTTI based on Level 2 inputs and a $537.0 million non-cash goodwill impairment charge related to our GMT Caribbean and NYH reporting unit based on Level 3 inputs. Refer to the Strategic Review section of Note 1, as well as Note 8, for further details on fair value adjustments recorded during the quarter ended September 30, 2018.

13. UNIT-BASED COMPENSATION PLANS

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

We recognized compensation expense related to awards under the LTIP and the Option Plan of $4.9 million and $8.2 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, we recognized compensation expense of $21.7 million and $25.9 million, respectively.

LTIP

As of September 30, 2018, there were 2,153,121 LP Units available for issuance under the LTIP.

Deferral Plan under the LTIP

We also maintain the Buckeye Partners, L.P. Unit Deferral and Incentive Plan, as amended and restated effective December 13, 2016 (the “Deferral Plan”), pursuant to which we issue phantom and matching units under the LTIP to certain employees in lieu of cash compensation at the election of the employee. During the nine months ended September 30, 2018, 149,726 phantom units (including matching units) were granted under this plan. These grants are included as granted in the LTIP activity table below.

Awards under the LTIP

During the nine months ended September 30, 2018, the Compensation Committee of the Board granted 350,015 phantom units to employees (including the 149,726 phantom units granted pursuant to the Deferral Plan, as discussed above), 18,000 phantom units to independent directors of Buckeye GP and 274,688 performance units to employees.

The following table sets forth the LTIP activity for the periods indicated (in thousands, except per unit amounts):

	Number of LP Units	Weighted Average Grant Date Fair Value per LP Unit (1)
Unvested at January 1, 2018	1,450	$64.04
Granted (2)	643	51.47
Performance adjustment (3)	39	73.17
Vested	(401)	72.53
Forfeited	(33)	58.98
Unvested at September 30, 2018	1,698	$57.52

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

(3)
Represents the LP Units issued in excess of target amounts for performance awards that vested during the nine months ended September 30, 2018 as a result of our above target performance with respect to applicable performance goals.

At September 30, 2018, $38.8 million of compensation expense related to the unvested LTIP is expected to be recognized over a weighted average remaining period of 1.8 years.

We ceased making additional grants under the Option Plan following the adoption of the 2009 Plan, subsequently replaced by the LTIP. At December 31, 2017, there was no unrecognized compensation cost related to unvested options, as all options were vested and exercised as of November 24, 2017. The total intrinsic value of options exercised during each of the nine months ended September 30, 2018 and 2017 were zero and $0.2 million, respectively.

14. PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

Equity Offering

In March 2018, we issued approximately 6.2 million Class C Units in a private placement for aggregate gross proceeds of $265.0 million. The net proceeds were $262.0 million, after deducting issuance costs of approximately $3.0 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to partially fund growth capital expenditures and for general partnership purposes.

Class C Units represent a separate class of our limited partnership interests. The Class C Units are substantially similar in all respects to our existing LP units, except that Buckeye has the option to pay distributions on the Class C Units in cash or by issuing additional Class C Units.

Because our declared quarterly cash distribution amount represents a reduction from the prior quarter, the 6,714,963 Class C Units outstanding as of September 30, 2018, will convert into LP Units on a one-for-one basis on November 5, 2018. Accordingly, the holders of these newly converted LP Units will receive the quarterly cash distribution of $0.75 per LP Unit, instead of an in-kind distribution of additional Class C Units. See Note 1 for additional information.

At-the-Market Offering Program

Our equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”) expired on January 15, 2018. During the nine months ended September 30, 2018, no LP Units were sold under the Equity Distribution Agreement.

Summary of Changes in Outstanding Units

The following is a summary of changes in Buckeye’s outstanding LP Units and Class C Units for the periods indicated (in thousands):

	LP Units	Class C Units (2)	Total
Units outstanding at January 1, 2018	146,677	—	146,677
LP units issued pursuant to the LTIP (1)	272	—	272
Issuance of Class C Units	—	6,221	6,221
Issuance of Class C Units in lieu of quarterly cash distributions	—	494	494
Units outstanding at September 30, 2018	146,949	6,715	153,664

(1) The number of LP Units issued represents issuance net of tax withholding.
(2) The Class C Units will convert to LP Units on November 5, 2018, as discussed above.

Distributions

Cash distributions are paid for LP Units and for DERs with respect to certain unit-based compensation awards outstanding as of each respective period. Actual cash distributions on our LP Units totaled $560.2 million ($3.7875 per LP Unit) and $531.4 million ($3.75 per LP Unit) during the nine months ended September 30, 2018 and 2017, respectively. We also made distributions in-kind to our Class C unitholders by issuing approximately 494 thousand Class C Units during the nine months ended September 30, 2018.

On November 2, 2018, we announced a quarterly cash distribution of $0.75 per LP Unit that will be paid on November 20, 2018 to unitholders of record on November 13, 2018.  Because the Class C Units are subject to conversion into LP Units on the business day following any declaration of a quarterly cash distribution of less than $1.2625, the 6,714,963 Class C Units outstanding as of September 30, 2018, will convert into LP Units on November 5, 2018 and participate in this and future cash distributions.  Based upon outstanding LP Units (including the newly converted LP Units resulting from the Class C Units conversion) and DERs with respect to certain unit-based compensation awards, the aggregate cash amount to be distributed on November 20, 2018, is estimated to be approximately $116.0 million.

15. EARNINGS PER UNIT

The following tables set forth the calculation of basic and diluted earnings (loss) per unit, attributable to Buckeye’s unitholders (including LP Units and Class C Units), taking into consideration net income allocable to participating securities, as well as the reconciliation of basic weighted average units outstanding to diluted weighted average units outstanding (in thousands, except per unit amounts). During periods of net loss, no allocation is made to participating securities as the participating securities do not share in losses of the Partnership.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss) income attributable to unitholders	$(745,835)	$116,187	$(541,558)	$352,485

Basic:
Weighted average units outstanding - basic	153,512	142,088	151,908	141,104
Earnings (loss) per unit - basic	$(4.86)	$0.82	$(3.57)	$2.50

Diluted:
Weighted average units outstanding - basic	153,512	142,088	151,908	141,104
Effect of dilutive securities	—	730	—	677
Weighted average units outstanding - diluted	153,512	142,818	151,908	141,781
Earnings (loss) per unit - diluted	$(4.86)	$0.81	$(3.57)	$2.49

16. BUSINESS SEGMENTS

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

Global Marine Terminals

The Global Marine Terminals segment, including through its interest in VTTI, provides marine accessible bulk storage and blending services, rail and truck rack loading/unloading along with petroleum processing services in the New York Harbor on the East Coast and Corpus Christi, Texas in the Gulf Coast region of the United States, as well as The Bahamas, Puerto Rico and St. Lucia in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  The segment owns and operates, or owns a significant interest in, 22 liquid petroleum product terminals, located in these key domestic and international energy hubs, that enable us to facilitate global flows of crude and refined petroleum products, offer connectivity between supply areas and market centers, and provide premier storage, marine terminalling, blending, and processing services to a diverse customer base. In addition, the segment is expanding its presence in Corpus Christi, Texas through the South Texas Gateway joint venture. See Note 3 for further details. As discussed in Note 1, we expect to divest our equity investment in VTTI in the fourth quarter of 2018.

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

Financial Information by Segment

For the three and nine months ended September 30, 2018 and 2017, no customer contributed 10% or more of consolidated revenue.

The following tables provide information about our revenue types by reportable segment for the periods indicated (in thousands). Prior periods have been disaggregated for comparison purposes.

	Three Months Ended September 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$127,846	$—	$—	$(1,938)	$125,908
Terminalling and storage services	106,537	92,948	—	(8,251)	191,234
Product sales	—	5,243	433,156	(1,699)	436,700
Other services	12,576	434	1,984	(13)	14,981
Total revenue from contracts with customers	246,959	98,625	435,140	(11,901)	768,823
Revenue from leases	9,199	42,943	—	(142)	52,000
Commodity derivative contracts, net	330	—	88,395	—	88,725
Total revenue	$256,488	$141,568	$523,535	$(12,043)	$909,548

	Three Months Ended September 30,
	2017
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$127,754	$—	$—	$(4,614)	$123,140
Terminalling and storage services	108,389	112,991	—	(7,208)	214,172
Product sales	—	—	351,894	(1,680)	350,214
Other services	10,048	2,602	7,786	(145)	20,291
Total revenue from contracts with customers	246,191	115,593	359,680	(13,647)	707,817
Revenue from leases	9,114	39,688	—	(136)	48,666
Commodity derivative contracts, net	(1,028)	—	167,164	—	166,136
Total revenue	$254,277	$155,281	$526,844	$(13,783)	$922,619

	Nine Months Ended September 30,
	2018
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$377,276	$—	$—	$(7,741)	$369,535
Terminalling and storage services	323,493	294,093	—	(26,574)	591,012
Product sales	—	5,263	1,531,849	(6,941)	1,530,171
Other services	35,359	775	6,804	(1,375)	41,563
Total revenue from contracts with customers	736,128	300,131	1,538,653	(42,631)	2,532,281
Revenue from leases	28,254	128,665	—	(142)	156,777
Commodity derivative contracts, net	(2,579)	—	344,923	2,090	344,434
Total revenue	$761,803	$428,796	$1,883,576	$(40,683)	$3,033,492

	Nine Months Ended September 30,
	2017
	Domestic Pipelines & Terminals	Global Marine Terminals	Merchant Services	Intersegment Eliminations	Total
Revenue from contracts with customers
Pipeline transportation	$367,510	$—	$—	$(11,805)	$355,705
Terminalling and storage services	324,028	362,653	—	(20,941)	665,740
Product sales	—	3,891	1,103,055	(6,687)	1,100,259
Other services	37,601	3,032	12,316	(1,860)	51,089
Total revenue from contracts with customers	729,139	369,576	1,115,371	(41,293)	2,172,793
Revenue from leases	29,360	118,037	—	(136)	147,261
Commodity derivative contracts, net	2,939	—	383,067	(3,967)	382,039
Total revenue	$761,438	$487,613	$1,498,438	$(45,396)	$2,702,093

The following table summarizes revenue by major geographic area for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
United States	$846,390	$855,795	$2,847,217	$2,474,562
International	63,158	66,824	186,275	227,531
Total revenue	$909,548	$922,619	$3,033,492	$2,702,093

Adjusted EBITDA

Adjusted EBITDA is a measure not defined by GAAP. We define Adjusted EBITDA as earnings (losses) before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, non-cash impairment charges, and gains and losses on asset sales. The definition of Adjusted EBITDA is also applied to our proportionate share in the Adjusted EBITDA of significant equity method investments, such as that in VTTI, and is not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Adjusted EBITDA is a non-GAAP financial measure that is used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.

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

The following table presents net income (loss) on a consolidated basis and a reconciliation of net income, which is the most comparable financial measure under GAAP, to Adjusted EBITDA, as well as Adjusted EBITDA by segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net (loss) income	$(745,336)	$120,224	$(534,927)	$362,912
Less: Net income attributable to noncontrolling interests	(499)	(4,037)	(6,631)	(10,427)
Net (loss) income attributable to Buckeye Partners, L.P.	(745,835)	116,187	(541,558)	352,485
Add: Interest and debt expense	60,332	56,561	179,003	168,870
Income tax expense	634	448	1,906	1,709
Depreciation and amortization (1)	68,464	65,661	199,171	195,987
Non-cash unit-based compensation expense	4,921	8,176	21,587	25,756
Acquisition and transition expense (2)	21	1,447	444	3,275
Hurricane-related costs, net of recoveries (3)	68	1,804	(744)	4,820
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	32,255	33,430	101,435	90,848
Goodwill impairment	536,964	—	536,964	—
Loss (earnings) from the equity method investment in VTTI (4)	295,905	(6,396)	286,633	(15,111)
Less: Gains on property damage recoveries (5)	—	—	(14,535)	(4,621)
Adjusted EBITDA	$253,729	$277,318	$770,306	$824,018

Adjusted EBITDA:
Domestic Pipelines & Terminals	$137,676	$138,880	$413,648	$413,710
Global Marine Terminals	111,692	128,696	349,838	391,084
Merchant Services	4,361	9,742	6,820	19,224
Total Adjusted EBITDA	$253,729	$277,318	$770,306	$824,018

(1)
Includes 100% of the depreciation and amortization expense of $18.5 million and $18.1 million for Buckeye Texas for the three months ended September 30, 2018 and 2017, respectively, and $54.5 million and $54.1 million for the nine months ended September 30, 2018 and 2017, respectively. In April 2018, we acquired our business partner’s 20% ownership interest in Buckeye Texas and, as a result, own 100% of Buckeye Texas.

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

(4)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017, we applied the definition of Adjusted EBITDA, covered in our description of Adjusted EBITDA, with respect to our proportionate share of VTTI’s Adjusted EBITDA. The calculation of our proportionate share of the reconciling items used to derive Adjusted EBITDA is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Included in the three and nine months ended September 30, 2018, is a $300.3 million non-cash loss on the anticipated sale of our investment in VTTI as discussed in Note 1.

(5)
Represents gains on recoveries, which during 2018, settled property damages caused by third parties, primarily related to a 2012 vessel allision with a jetty at our BBH facility in the Bahamas, while in 2017, we settled a 2014 allision with a ship dock at our terminal located in Pennsauken, New Jersey.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest (net of capitalized interest)	$164,714	$161,914
Cash paid for income taxes	1,069	1,359
Capitalized interest	6,680	3,445

Non-cash financing activities:
Issuance of Class C Units in lieu of quarterly cash distribution	$18,490	$—

Liabilities related to capital projects outstanding at September 30, 2018 and 2017 of $93.5 million and $51.0 million, respectively, are not included under capital expenditures within the unaudited condensed consolidated statements of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this Report, words such as “proposed,” “anticipate,” “project,” “potential,” “could,” “should,” “continue,” “estimate,” “expect,” “may,” “believe,” “will,” “plan,” “seek,” “outlook” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Specifically, our statements relating to the disposition of certain pipelines and terminals and our equity interest in VTTI and the anticipated use of proceeds derived therefrom are forward-looking statements. Although we believe that such expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I “Item 1A, Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, and include the risk that the dispositions discussed herein may not be consummated. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Report.

Overview of Business

Buckeye Partners, L.P. is a publicly traded Delaware master limited partnership and its limited partner units, representing limited partnership interests (“LP Units”), are listed on the New York Stock Exchange under the ticker symbol “BPL.”  Buckeye GP LLC (“Buckeye GP”) is our general partner.  As used in this Report, unless otherwise indicated, “we,” “us,” “our,” the “Partnership” and “Buckeye” mean Buckeye Partners, L.P. and, where the context requires, include our subsidiaries.

We own and operate, or own a significant interest in, a diversified global network of integrated assets providing midstream logistic solutions, primarily consisting of the transportation, storage, processing and marketing of liquid petroleum products.  We are one of the largest independent liquid petroleum products pipeline operators in the United States in terms of volumes delivered, with approximately 6,000 miles of pipeline. We also use our service expertise to operate and/or maintain third-party pipelines and perform certain engineering and construction services for our customers. Our global terminal network, including through our interest in VTTI B.V. (“VTTI”), comprises more than 135 liquid petroleum products terminals with aggregate tank capacity of over 178 million barrels across our portfolio of pipelines, inland terminals and marine terminals located primarily in the East Coast, Midwest and Gulf Coast regions of the United States as well as in the Caribbean, Northwest Europe, the Middle East and Southeast Asia.  Our global network of marine terminals enables us to facilitate global flows of crude oil and refined petroleum products, offering our customers connectivity between supply areas and market centers through some of the world’s most important bulk storage and blending hubs. Our flagship marine terminal in The Bahamas, Buckeye Bahamas Hub Limited (“BBH”), is one of the largest marine crude oil and refined petroleum products storage facilities in the world and provides an array of logistics and blending services for the global flow of petroleum products.  Our Gulf Coast regional hub, Buckeye Texas Partners LLC (“Buckeye Texas”), offers world-class marine terminalling, storage and processing capabilities. Through our 50% equity interest in VTTI, our global terminal network offers premier storage and marine terminalling services for petroleum product logistics in key international energy hubs. We are also a wholesale distributor of refined petroleum products in certain areas served by our pipelines and terminals. As further discussed below in Recent Developments, we expect to divest our equity interest in VTTI during the fourth quarter of 2018, subject to normal regulatory approvals.

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

Recent Developments

Strategic Review

Management has completed a comprehensive review of the Partnership’s near and long-term strategy (the “Strategic Review”), with oversight from the Board of Directors of Buckeye GP (the “Board”). The Strategic Review included an evaluation of various alternatives designed to maximize long-term value for our unitholders by:

•	Maintaining Buckeye’s investment grade credit rating by reducing leverage;

•	Providing increased financial flexibility, eliminating the need for Buckeye to access the public equity markets to fund annual growth capital; and

•	Reallocating capital to the higher return growth opportunities across our remaining assets.

As a result, management has taken the following actions to accomplish these objectives:

(i)
On November 1, 2018, we executed a definitive agreement to sell a package of non-integrated domestic pipeline and terminal assets. These assets include: (i) our jet fuel pipeline from Port Everglades, Florida to Ft. Lauderdale-Hollywood International Airport and Miami International Airport; (ii) our pipelines and terminal facilities serving Reno-Tahoe International Airport, San Diego International Airport, and the Federal Express Corporation terminal at the Memphis International Airport; and (iii) our refined petroleum product terminals in Sacramento, California and Stockton, California.  Upon the closing of this transaction, we expect to generate proceeds of approximately $450.0 million, which would result in an expected gain on the sale of approximately $350.0 million, to be recorded upon closing. These assets did not meet the criteria to be presented as held for sale in our condensed consolidated balance sheet as of September 30, 2018, because as of that date it was determined that such sale was not probable. We expect this transaction to close during the fourth quarter of 2018, subject to normal regulatory approvals.

(ii)
On November 1, 2018, we executed a definitive agreement to sell our 50% equity interest in VTTI.  As of September 30, 2018, we have recorded our equity investment in VTTI at its estimated fair value, as determined based upon the expected proceeds of $975.0 million plus a final earnings distribution, resulting in a non-cash loss of approximately $300.3 million, which is reported in (loss) earnings from equity investments, for the three months ended September 30, 2018. We expect this transaction to close during the fourth quarter of 2018, subject to normal regulatory approvals.

(iii)
On November 2, 2018, we announced a quarterly cash distribution of $0.75 per LP Unit, to be paid on November 20, 2018 to unitholders of record on November 13, 2018, which is a reduction from the cash distribution of $1.2625 per LP Unit paid with respect to the prior quarter.

Because our declared quarterly cash distribution amount represents a reduction from the prior quarter, all 6,714,963 Class C Units outstanding as of September 30, 2018, will convert into LP Units on a one-for-one basis on November 5, 2018. Accordingly, the holders of these newly converted LP Units will receive the quarterly cash distribution of $0.75 per LP Unit, instead of an in-kind distribution of additional Class C Units. Based upon outstanding LP Units (including the newly converted LP Units resulting from the Class C Units conversion) and distribution equivalent rights (“DERs”) with respect to certain unit-based compensation awards, the aggregate cash amount to be distributed on November 20, 2018, is estimated to be approximately $116.0 million. By retaining substantially more of our internally generated cash flow and reducing leverage, we expect to generate distributable cash flow significantly in excess of planned distributions going forward to allow us to (i) fund a portion of annual growth capital projects, (ii) maintain a leverage ratio reflective of an investment grade credit rating, and (iii) manage through periods of cash flow volatility with adequate distribution coverage.

Given the indicators of changes in fair value for certain assets identified in our Strategic Review, including our investment in VTTI, the Partnership performed a goodwill recoverability assessment as of September 30, 2018.  As a result of this assessment and as further discussed in Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements, we concluded that the goodwill attributable to one of the two reporting units comprising our Global Marine Terminals segment, which includes operations in the Caribbean and New York Harbor (“NYH”) and our equity investment in VTTI, has been impaired.  Accordingly, we recorded a non-cash goodwill impairment charge of approximately $537.0 million, excluding the non-cash loss of $300.3 million related to the anticipated sale of our equity method investment in VTTI, for the three months ended September 30, 2018 included in (loss) earnings from equity method investments.

South Texas Transactions

In April 2018, as part of our strategy to serve the volume growth in crude oil and related products from the Permian Basin, we expanded our marine terminal presence in Corpus Christi, Texas, through the following transactions: (i) acquired our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary, and (ii) formed a joint venture (the “South Texas Gateway Terminal” or “STG Terminal”) to develop a new deep-water, open-access marine terminal in Ingleside, Texas at the mouth of Corpus Christi Bay with Phillips 66 Partners LP (“Phillips 66 Partners”) and Gray Oak Gateway Holdings (“Marathon”, formerly known as “Andeavor”).

We acquired our partner’s interest in Buckeye Texas for $210 million, and as a result we now own 100% of Buckeye Texas. The change in our ownership interest was accounted for as an equity transaction, representing the acquisition of a noncontrolling interest.

The STG Terminal, to be constructed and operated by us, will offer 5.1 million barrels of crude oil tank capacity, a 1.7 million increase over the initial announced design of 3.4 million barrels, connectivity to the Gray Oak pipeline; and two deep-water vessel docks capable of berthing very large crude carrier petroleum tankers as part of the initial scope of construction. The Gray Oak pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi and Sweeny/Freeport markets. The initial 3.4 million barrels of crude oil tank capacity, the pipeline, and two deep-water vessel docks are expected to be placed in service by the end of 2019 with the incremental 1.7 million barrels of tankage and additional dock throughput capacity to be placed in service by mid-2020. The STG Terminal is supported by long-term minimum volume throughput commitments from credit-worthy customers, including our joint-venture partners. We own a 50% interest in the STG Terminal, and Phillips 66 Partners and Marathon each owns a 25% interest. The total construction costs for the STG Terminal through mid-2020 are estimated on a 100% basis at $413.4 million. During the second quarter of 2018, we contributed an initial $28.4 million and committed to fund our proportionate share of the total construction costs, which is currently estimated at $206.7 million. We account for our interest in STG Terminal, which is included in our Global Marine Terminals segment, using the equity method of accounting.

Class C Units Issuance and Anticipated Conversion to LP Units

In March 2018, we issued approximately 6.2 million Class C Units in a private placement for aggregate gross proceeds of $265.0 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our $1.5 billion revolving credit facility with SunTrust Bank (the “Credit Facility”), to partially fund growth capital expenditures and for general partnership purposes.

Class C Units represent a separate class of our limited partnership interests. The Class C Units are substantially similar in all respects to our existing LP units, except that Buckeye had the option to pay distributions on the Class C Units in cash or by issuing additional Class C Units.

Because our declared quarterly cash distribution amount represents a reduction from the prior quarter, all 6,714,963 Class C Units outstanding as of September 30, 2018, will convert into LP Units on a one-for-one basis on November 5, 2018 and participate in cash distributions.

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

Results of Operations

Consolidated Summary

Our summary operating results were as follows for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$909,548	$922,619	$3,033,492	$2,702,093
Costs and expenses	764,415	754,290	2,573,149	2,190,434
Goodwill impairment	536,964	—	536,964	—
Operating (loss) income	(391,831)	168,329	(76,621)	511,659
Other expense, net	(60,484)	(56,889)	(179,767)	(169,748)
(Loss) earnings from equity investments	(292,387)	9,232	(276,633)	22,710
(Loss) income before taxes	(744,702)	120,672	(533,021)	364,621
Income tax expense	(634)	(448)	(1,906)	(1,709)
Net (loss) income	(745,336)	120,224	(534,927)	362,912
Less: Net income attributable to noncontrolling interests	(499)	(4,037)	(6,631)	(10,427)
Net (loss) income attributable to Buckeye Partners, L.P.	$(745,835)	$116,187	$(541,558)	$352,485

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are not measures defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as earnings (losses) before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain non-cash items, such as non-cash compensation expense; transaction, transition, and integration costs associated with acquisitions; certain unrealized gains and losses on foreign currency transactions and foreign currency derivative financial instruments, as applicable; and certain other operating expense or income items, reflected in net income, that we do not believe are indicative of our core operating performance results and business outlook, such as hurricane-related costs, gains and losses on property damage recoveries, non-cash impairment charges, and gains and losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash interest expense, cash income tax expense, and maintenance capital expenditures incurred to maintain the operating, safety, and/or earnings capacity of our existing assets, plus or minus realized gains or losses on certain foreign currency derivative financial instruments, as applicable. These definitions of Adjusted EBITDA and distributable cash flow are also applied to our proportionate share in the Adjusted EBITDA and distributable cash flow of significant equity method investments, such as that in VTTI, and are not applied to our less significant equity method investments. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. These adjustments include gains and losses on foreign currency derivative financial instruments used to hedge VTTI’s United States dollar denominated distributions which are excluded from Adjusted EBITDA and included in distributable cash flow when realized. Adjusted EBITDA and distributable cash flow are non-GAAP financial measures that are used by our senior management, including our Chief Executive Officer, to assess the operating performance of our business and optimize resource allocation. We use Adjusted EBITDA as a primary measure to: (i) evaluate our consolidated operating performance and the operating performance of our business segments; (ii) allocate resources and capital to business segments; (iii) evaluate the viability of proposed projects; and (iv) determine overall rates of return on alternative investment opportunities.  We use distributable cash flow as a performance metric to compare the cash-generating performance of Buckeye from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. Distributable cash flow is not intended to be a liquidity measure.

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

The following table presents Adjusted EBITDA by segment and on a consolidated basis, distributable cash flow and a reconciliation of net income (loss), which is the most comparable financial measure under generally accepted accounting principles, to Adjusted EBITDA and distributable cash flow for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Domestic Pipelines & Terminals	$137,676	$138,880	$413,648	$413,710
Global Marine Terminals	111,692	128,696	349,838	391,084
Merchant Services	4,361	9,742	6,820	19,224
Total Adjusted EBITDA	$253,729	$277,318	$770,306	$824,018
Reconciliation of Net (Loss) Income to Adjusted EBITDA and Distributable cash flow:
Net (loss) income	$(745,336)	$120,224	$(534,927)	$362,912
Less: Net income attributable to noncontrolling interests	(499)	(4,037)	(6,631)	(10,427)
Net (loss) income attributable to Buckeye Partners, L.P.	(745,835)	116,187	(541,558)	352,485
Add: Interest and debt expense	60,332	56,561	179,003	168,870
Income tax expense	634	448	1,906	1,709
Depreciation and amortization (1)	68,464	65,661	199,171	195,987
Non-cash unit-based compensation expense	4,921	8,176	21,587	25,756
Acquisition and transition expense (2)	21	1,447	444	3,275
Hurricane-related costs, net of recoveries (3)	68	1,804	(744)	4,820
Proportionate share of Adjusted EBITDA for the equity method investment in VTTI (4)	32,255	33,430	101,435	90,848
Goodwill impairment	536,964	—	536,964	—
Loss (earnings) from the equity method investment in VTTI (4)	295,905	(6,396)	286,633	(15,111)
Less: Gains on property damage recoveries (5)	—	—	(14,535)	(4,621)
Adjusted EBITDA	$253,729	$277,318	$770,306	$824,018
Less: Interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other	(56,405)	(52,230)	(167,248)	(155,817)
Income tax expense, excluding non-cash taxes	(410)	(448)	(1,498)	(1,143)
Maintenance capital expenditures	(31,904)	(35,490)	(88,670)	(108,570)
Proportionate share of VTTI’s interest expense, current income tax expense, realized foreign currency derivative gains and losses, and maintenance capital expenditures (4)	(8,898)	(10,145)	(28,873)	(28,853)
Add: Hurricane-related maintenance capital expenditures	752	2,929	4,014	13,358
Distributable cash flow	$156,864	$181,934	$488,031	$542,993
_________________________

(1)
Includes 100% of the depreciation and amortization expense of $18.5 million and $18.1 million for Buckeye Texas for the three months ended September 30, 2018 and 2017, respectively, and $54.5 million and $54.1 million for the nine months ended September 30, 2018 and 2017, respectively. In April 2018, we acquired our business partner’s 20% ownership interest in Buckeye Texas and, as a result, own 100% of Buckeye Texas.

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

(4)
Due to the significance of our equity method investment in VTTI, effective January 1, 2017, we applied the definitions of Adjusted EBITDA and distributable cash flow, covered in our description of non-GAAP financial measures, with respect to our proportionate share of VTTI’s Adjusted EBITDA and distributable cash flow. The calculation of our proportionate share of the reconciling items used to derive these VTTI performance metrics is based upon our 50% equity interest in VTTI, prior to adjustments related to noncontrolling interests in several of its subsidiaries and partnerships, which are immaterial. Included in the three and nine months ended September 30, 2018, is a $300.3 million non-cash loss on the anticipated sale of our investment in VTTI as discussed in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements.

(5)
Represents gains on recoveries, which during 2018, settled property damages caused by third parties, primarily related to a 2012 vessel allision with a jetty at our BBH facility in the Bahamas, while in 2017, we settled a 2014 allision with a ship dock at our terminal located in Pennsauken, New Jersey.

The following table presents product volumes in barrels per day (“bpd”) and average tariff rates in cents per barrel for our Domestic Pipelines & Terminals segment, capacity utilization percentages for our Global Marine Terminals segment and total sales volumes for the Merchant Services segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic Pipelines & Terminals (average bpd in thousands):
Pipelines:
Gasoline	815.9	789.3	784.3	757.3
Jet fuel	394.1	393.3	375.7	374.9
Middle distillates (1)	304.9	284.4	320.4	296.4
Other products (2)	12.9	17.0	13.4	21.2
Total throughput	1,527.8	1,484.0	1,493.8	1,449.8
Terminals:
Throughput (3)	1,337.1	1,254.0	1,330.9	1,237.2

Pipeline average tariff (cents/bbl)	88.9	88.7	89.6	89.5

Global Marine Terminals (percent of capacity):
Average capacity utilization rate (4)	78%	89%	84%	93%

Merchant Services (in millions of gallons):
Sales volumes	242.6	319.5	901.7	921.8
___________________________

(1)	Includes diesel fuel and heating oil.

(2)	Includes liquefied petroleum gas, intermediate petroleum products and crude oil.

(3)	Includes the throughput of two underground propane storage caverns.

(4)
Represents the ratio of contracted capacity to capacity available to be contracted.  Based on total capacity (i.e., including out of service capacity), average capacity utilization rates are approximately 76% and 85% for the three months ended September 30, 2018 and 2017, respectively, and approximately 80% and 89% for the nine months ended September 30, 2018 and 2017, respectively.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Consolidated Overview

Net loss was $745.3 million for the three months ended September 30, 2018, a decrease of $865.5 million, or 720.0%, from net income of $120.2 million for the corresponding period in 2017.  The decrease was driven by (i) a $537.0 million non-cash goodwill impairment charge associated with our GMT Caribbean and NYH reporting unit (See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion); (ii) a $300.3 million non-cash loss related to the anticipated sale of our equity method investment in VTTI, as explained in the Strategic Review discussion above; (iii) lower operating results primarily in the Global Marine Terminals segment’s Caribbean facilities, partially offset by stronger results at Buckeye Texas; (iv) lower operating results in the Domestic Pipelines & Terminals and Merchant Services segment, as further explained in the discussion of Adjusted EBITDA by segment below; (v) a $3.7 million increase in interest and debt expense, due to increased levels of outstanding indebtedness and higher interest rates; and (vi) a $2.8 million increase in depreciation and amortization expense. The unfavorable impact of these factors was partially offset by lower acquisition and transition expense, as well as lower hurricane-related costs, net of recoveries.

Total Adjusted EBITDA was $253.7 million for the three months ended September 30, 2018, a decrease of $23.6 million, or 8.5%, from $277.3 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was driven by decreases in Adjusted EBITDA of $17.1 million, $5.3 million and $1.2 million from the Global Marine Terminals, Merchant Services, and Domestic Pipelines & Terminals segments, respectively, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $156.9 million for the three months ended September 30, 2018, a decrease of $25.0 million, or 13.7%, from $181.9 million for the corresponding period in 2017, driven by (i) a $23.6 million decrease in Adjusted EBITDA from our segments, as further described below; (ii) a $1.2 million increase in our proportionate share of VTTI’s interest expense, current income tax expense and maintenance capital; and (iii) a $4.2 million increase in our interest and debt expense, excluding amortization of deferred financing costs, debt discounts, and other. This net decrease in distributable cash flow was partially offset by a $1.5 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, reflecting the completion of certain large projects during the three months ended September 30, 2017, as well as the timing of projects in the current year.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $137.7 million for the three months ended September 30, 2018, a decrease of $1.2 million, or 0.9%, from $138.9 million for the corresponding period in 2017. The decrease in Adjusted EBITDA was primarily due to $2.7 million in higher operating expenses, partially offset by a $0.9 million increase in earnings from equity method investments and a $0.6 million increase in revenue.

Pipeline volumes increased by 3.0% due to strong demand for gasoline and distillate shipments. Terminalling volumes increased by 6.6%, primarily due to higher distillate and gasoline volumes, reflecting strong customer throughput demand, particularly in our Midwest and Southeast regions.

The pipeline volume increases contributed to an increase of $3.9 million in pipeline transportation revenues, excluding product recoveries and other pipeline revenues, resulting from favorable demand for transportation services in the Midwest, as well as increases in certain tariff rates. In addition, butane blending, project management, and other revenues increased by $2.8 million, while product recoveries increased by $0.3 million. These increases were offset by a $3.8 million decrease in terminalling throughput revenues, excluding product recoveries, primarily reflecting the $4.0 million impact of the expiration of a crude-by-rail contract at our Chicago Complex, and a $2.6 million decrease in storage revenue, primarily due to lower capacity utilization. The $2.7 million net increase in operating expenses primarily related to $7.2 million in incident response and remediation costs associated with two pipeline product releases during the quarter, one in our Midwest region and one in our Southeast region, partially offset by lower general and administrative expenses and other operating expenses. Earnings from equity method investments increased by $0.9 million driven by higher results from West Shore Pipe Line Company.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $111.6 million for the three months ended September 30, 2018, a decrease of $17.1 million, or 13.3%, from $128.7 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was primarily due to a $16.4 million decrease in revenue, a $1.2 million decrease in the Adjusted EBITDA contribution from our equity investment in VTTI, and a $3.0 million increase in operating expenses, partially offset by a $3.5 million increase in Adjusted EBITDA resulting from the acquisition of our partner’s interest in Buckeye Texas in April 2018.

The decrease in revenue was due to a $20.0 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates, primarily due to lower demand for segregated storage services as a result of overall weaker market conditions, particularly in the Caribbean, partially offset by a $3.6 million increase in processing services revenues at Buckeye Texas. We expect that weak market conditions currently impacting Global Marine Terminals revenue from segregated storage services will persist for certain locations through 2019. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 78% for the three months ended September 30, 2018, which was a decrease from 89% in the corresponding period in 2017. The increase in operating expenses primarily relates to incident response and remediation costs associated with a product release at our Port Reading terminal, partially offset by lower general and administrative expenses.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $4.4 million for the three months ended September 30, 2018, a decrease of $5.3 million, or 54.6%, from $9.7 million for the corresponding period in 2017.  Adjusted EBITDA was negatively impacted by weaker market conditions, primarily in the distillate market, partially offset by a decrease in operating expenses.

Revenue from bulk and rack product sales decreased by $3.3 million primarily due to a $126.8 million decrease as a result of 24.1% lower sales volumes, primarily due to increased distillate bulk product sales during the third quarter of 2017 as a result of inventory reduction efforts, partially offset by a $123.5 million increase due to higher commodity prices (average sales prices per gallon were $2.16 and $1.65 for the 2018 and 2017 periods, respectively).

Cost of product sales, including both bulk and rack sales, increased by $2.7 million primarily due to a $126.3 million increase resulting from higher commodity prices (average prices per gallon were $2.13 and $1.61 for the 2018 and 2017 periods, respectively), partially offset by a $123.6 million decrease due to lower sales volumes. Operating expenses were favorable by $0.7 million, reflecting lower general and administrative expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated Overview

Net loss was $534.9 million for the nine months ended September 30, 2018, a decrease of $897.8 million, or 247.4%, from net income of $362.9 million for the corresponding period in 2017.  The decrease was driven by (i) a $537.0 million goodwill impairment charge associated with our GMT Caribbean and NYH reporting unit (See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion); (ii) a $300.3 million impairment charge of our equity method investment in VTTI, as explained in the Strategic Review discussion above; (iii) lower operating results primarily in the Global Marine Terminals segment’s Caribbean facilities, partially offset by stronger results at Buckeye Texas and an increased contribution from VTTI; (iv) lower operating results in the Domestic Pipelines & Terminals and Merchant Services segments, as further explained in the discussion of Adjusted EBITDA by segment below; (v) a $10.1 million increase in interest and debt expense, due to increased levels of outstanding indebtedness and higher interest rates; and (vi) a $3.2 million increase in depreciation and amortization expense. The decrease was partially offset by a $9.9 million increase in gains on property damage recoveries, reflecting a $14.0 million property damage claim that was settled during the second quarter of 2018, lower acquisition and transition expenses, and lower hurricane-related costs, net of recoveries.

Total Adjusted EBITDA was $770.3 million for the nine months ended September 30, 2018, a decrease of $53.7 million, or 6.5%, from $824.0 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was driven by decreases in segment Adjusted EBITDA of $41.2 million, $12.4 million, and $0.1 million from the Global Marine Terminals, Merchant Services, and Domestic Pipelines & Terminals segments, respectively, as further explained in the discussion of Adjusted EBITDA by segment below.

Distributable cash flow was $488.0 million for the nine months ended September 30, 2018, a decrease of $55.0 million, or 10.1%, from $543.0 million for the corresponding period in 2017, driven by (i) a $53.7 million decrease in Adjusted EBITDA from our segments, as further described below, net of a $10.6 million increase in the Adjusted EBITDA contribution from our equity investment in VTTI; and (ii) a $11.4 million increase in our interest and debt expense, excluding amortization of deferred financing costs, debt discounts and other. This net decrease in distributable cash flow was partially offset by a $10.5 million decrease in maintenance capital expenditures, excluding hurricane-related maintenance capital expenditures, reflecting the completion of certain large projects during the prior year, as well as the timing of projects in the current year.

Adjusted EBITDA by Segment

Domestic Pipelines & Terminals. Adjusted EBITDA from the Domestic Pipelines & Terminals segment was $413.6 million for the nine months ended September 30, 2018, a decrease of $0.1 million, from $413.7 million for the corresponding period in 2017.  The slight decrease in Adjusted EBITDA was primarily due to a $7.3 million increase in operating expenses, partially offset by a $4.4 million net increase in revenue, as well as a $2.8 million net increase in earnings from equity method investments, primarily reflecting strong results at West Shore Pipe Line Company.

Pipeline volumes increased by 3.0% due to strong demand for gasoline and distillate shipments. Terminalling volumes increased by 7.6%, primarily due to higher gasoline and distillate volumes, reflecting strong customer throughput demand, particularly in our Midwest, Southeast, and Northeast regions.

The pipeline volume increases contributed to an increase of $11.2 million in pipeline transportation revenues, excluding product recoveries and other pipeline revenues, reflecting contributions from internal growth capital investments in service for a full first half of 2018, favorable demand for transportation services in the Midwest, as well as increases in certain tariff rates and higher-rate long-haul movements. In addition, product recoveries increased by $7.0 million while butane blending, project management and other revenues increased by $3.0 million. These increases were partially offset by a $9.5 million decrease in storage revenue, primarily due to lower capacity utilization, as well as a $7.3 million decrease in terminalling throughput revenues, primarily reflecting the $10.7 million impact of the expiration of a crude-by-rail contract at our Chicago Complex. The $7.3 million net increase in operating expenses primarily relates to $7.2 million in incident response and remediation costs associated with two pipeline product releases during the quarter, one in our Midwest region and one in our Southeast region, increased labor, power and utilities, and additives expenses, partially offset by lower general and administrative expenses.

Global Marine Terminals.  Adjusted EBITDA from the Global Marine Terminals segment was $349.9 million for the nine months ended September 30, 2018, a decrease of $41.2 million, or 10.5%, from $391.1 million for the corresponding period in 2017.  The decrease in Adjusted EBITDA was primarily due to a $60.5 million decrease in revenue, partially offset by a $10.6 million increase in the Adjusted EBITDA contribution from our equity investment in VTTI, a $2.7 million decrease in operating expenses, as well as a $6.0 million increase in Adjusted EBITDA resulting from the acquisition of our business partner’s interest in Buckeye Texas in April 2018.

The decrease in revenue was due to a $68.7 million decrease in revenue from storage and terminalling services, reflecting lower capacity utilization and average rates primarily due to lower demand for segregated storage services as a result of overall weaker market conditions, particularly in the Caribbean, partially offset by an $8.2 million increase in processing services revenues at Buckeye Texas. We expect that weak market conditions currently impacting Global Marine Terminals revenue from segregated storage services will persist for certain locations through 2019. The average capacity utilization (i.e., ratio of contracted capacity to capacity available to be contracted) of our marine storage assets was 84% for the nine months ended September 30, 2018, which was a decrease from 93% in the corresponding period in 2017. The decrease in operating expenses reflected cost improvements across segment operations and lower general and administrative expenses, partially offset by incident response and remediation costs associated with a product release at our Port Reading terminal.

Merchant Services.  Adjusted EBITDA from the Merchant Services segment was $6.8 million for the nine months ended September 30, 2018, a decrease of $12.4 million, or 64.6%, from $19.2 million for the corresponding period in 2017.  Adjusted EBITDA was negatively impacted by weaker market conditions, primarily in the distillate market, and an increase in operating expenses, primarily reflecting bad debt expense related to a customer bankruptcy, partially offset by slightly higher rack margins.

Revenue from bulk and rack product sales increased by $385.2 million primarily due to a $417.9 million increase resulting from higher commodity prices (average sales prices per gallon were $2.09 and $1.63 for the 2018 and 2017 periods, respectively), partially offset by a $32.7 million decrease as a result of 2.2% lower sales volumes.

Cost of product sales, including both bulk and rack sales, increased by $397.1 million primarily due to a $429.1 million increase resulting from higher commodity prices (average prices per gallon were $2.07 and $1.59 for the 2018 and 2017 periods, respectively), partially offset by a $32.0 million decrease due to lower sales volumes.

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and investments, business acquisitions and distributions to unitholders.  Our principal sources of liquidity are cash from operations, borrowings under our Credit Facility and proceeds from the issuance of our LP Units, or from time to time, other types of equity units and asset divestitures.  We will, from time to time, issue debt securities to refinance amounts borrowed under our Credit Facility.  Buckeye Energy Services LLC, Buckeye West Indies Holdings LP, and Buckeye Caribbean Terminals LLC (collectively the Buckeye Merchant Service Companies or “BMSC”) fund their working capital needs principally from their own operations and their portion of our Credit Facility.  Our financial policy is to fund maintenance capital expenditures with cash from operations.  Expansion and cost reduction capital expenditures, along with acquisitions and investments, have typically been funded from external sources including our Credit Facility, as well as debt and equity offerings.  Previously, our goal has been to fund at least half of these expenditures with proceeds from equity offerings in order to maintain an appropriate leverage ratio and our investment-grade credit rating. In light of current market conditions and our recently announced actions undertaken as a result of the Strategic Review, we currently plan to retain sufficient cash flow to fund a portion of our annual growth capital projects for the foreseeable future without the need to access the public equity capital markets. Based on current market conditions, we believe our borrowing capacity under our Credit Facility, cash flows from operations and access to capital markets, if necessary, will be sufficient to fund our primary cash requirements. We continually evaluate engaging in strategic transactions as additional sources of capital which may include (i) divesting non-strategic assets where our evaluation suggests such a transaction is in the best interest of our business, including the potential monetization of full or partial equity interests in certain joint ventures or other assets, (ii) issuances of public or private debt and (iii) investments of private equity.  We believe availability under our Credit Facility in combination with our cash flows from operations, as well the use of other sources of capital described above, where appropriate, will be sufficient to fund our current expansion plans over the next twelve months while maintaining adequate liquidity without accessing the public equity capital markets. As discussed in the Strategic Review section above, we expect to close on certain asset divestitures in the fourth quarter of 2018 and retain substantially more of our internally generated cash flows to further enhance our financial flexibility.

Current Liquidity

As of September 30, 2018, we had a working capital deficit of $24.1 million and $924.3 million of availability under our Credit Facility.

Capital Structure Transactions

We have a universal shelf registration statement that does not place any dollar limits on the amount of debt and equity securities that we may issue thereunder and a traditional shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that allows us to issue up to an aggregate of $1 billion in equity securities. From time to time, we enter into equity distribution agreements in connection with our at-the-market (“ATM”) offering program pursuant to which we may issue and sell LP Units registered under our traditional shelf registration statement. In the fourth quarter of 2017, we filed a new traditional shelf registration statement with the SEC, under which we had $1 billion of unsold securities available as of September 30, 2018. The universal and traditional shelf registration statements will expire in November and December 2020, respectively. Our equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Jefferies LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and SMBC Nikko Securities America, Inc. (collectively, the “ATM Underwriters”) expired on January 15, 2018. We do not intend to enter into a new equity distribution agreement in connection with our ATM offering program in 2018.

The timing of any capital-raising transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory or environmental requirements.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions.

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

As discussed in the Recent Developments section above, management has completed the Strategic Review of the Partnership’s near and long-term strategy, with oversight from the Board. The Strategic Review included an evaluation of various alternatives designed to maximize long-term value for our unitholders by:

•	Maintaining Buckeye’s investment grade credit rating by reducing leverage;

•	Providing increased financial flexibility, eliminating the need for Buckeye to access the public equity markets to fund annual growth capital; and

•	Reallocating capital to the higher return growth opportunities across our remaining assets.

We have entered into two definitive agreements to divest certain domestic pipeline and terminalling assets and our equity investment in VTTI, respectively. We expect each of these transactions to close during the fourth quarter of 2018, subject to normal regulatory approvals, and to generate aggregate proceeds of approximately $1.425 billion. The anticipated proceeds from these transactions are expected to be used to pay down debt. In addition, through a reduction in our quarterly distribution, we are retaining substantially more of our internally generated cash flow to provide increased financial flexibility. By retaining substantially more of our internally generated cash and reducing leverage, we expect to generate distributable cash flow significantly in excess of planned distributions going forward to allow us to (i) fund a portion of annual growth capital projects, (ii) maintain a leverage ratio reflective of an investment grade credit rating, and (iii) manage through periods of cash flow volatility with adequate distribution coverage.
Current Maturities Expected to be Refinanced

We have classified $400.0 million of 2.650% notes due on November 15, 2018, $275.0 million of 5.500% notes due on August 15, 2019, and our $250.0 million variable-rate term loan due on September 30, 2019 (the “Term Loan”) as long-term debt in the unaudited condensed consolidated balance sheet at September 30, 2018 because we have the intent and the ability to refinance these obligations on a long-term basis under our Credit Facility. At September 30, 2018, we had $924.3 million of additional borrowing capacity under our Credit Facility. The anticipated proceeds from the asset divestitures discussed above are expected to be used to pay down debt, with the specific debt instruments to be determined at that time. In the absence of such proceeds, or if other debt instruments are selected for retirement, management’s intent would be to refinance the maturing obligations on a long-term basis.

Debt

At September 30, 2018, we had total fixed-rate and variable-rate debt obligations of $3,945.4 million and $1,218.0 million, respectively, with an aggregate fair value of $5,084.7 million. At September 30, 2018, we were in compliance with the covenants under our Credit Facility and our Term Loan.

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

Equity

In March 2018, we issued approximately 6.2 million Class C Units in a private placement for aggregate gross proceeds of $265.0 million. The net proceeds were $262.0 million, after deducting issuance costs of approximately $3.0 million. We used the net proceeds from this offering to reduce the indebtedness outstanding under our Credit Facility, to partially fund growth capital expenditures and for general partnership purposes.

Class C Units represent a separate class of our limited partnership interests. The Class C Units are substantially similar in all respects to our existing LP units, except that Buckeye had the option to pay distributions on the Class C Units in cash or by issuing additional Class C Units.

Because our declared quarterly cash distribution amount represents a reduction from the prior quarter, all 6,714,963 Class C Units outstanding as of September 30, 2018, will convert into LP Units on a one-for-one basis on November 5, 2018. Accordingly, the holders of these newly converted LP Units will receive the quarterly cash distribution of $0.75 per LP Unit, instead of an in-kind distribution of additional Class C Units.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$596,190	$687,310
Investing activities	(325,462)	(1,669,532)
Financing activities	(272,247)	349,804
Net decrease in cash and cash equivalents	$(1,519)	$(632,418)

Operating Activities

Net cash provided by operating activities of $596.2 million for the nine months ended September 30, 2018 primarily resulted from $534.9 million of net loss, adjusted for (i) a $537.0 million non-cash goodwill impairment charge associated with our GMT Caribbean and NYH reporting unit, as discussed in Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements; (ii) a $300.3 million non-cash impairment loss related to the anticipated sale of our equity investment in VTTI, as discussed in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements; (iii) $199.2 million of depreciation and amortization expense; and (iv) the favorable impact of a $60.1 million decrease in net working capital items, primarily reflecting a decrease in liquid petroleum products inventory in the Merchant Services segment, partially offset by a decrease in related accounts payable.

Net cash provided by operating activities of $687.3 million for the nine months ended September 30, 2017 primarily resulted from $362.9 million of net income, adjusted for $196.0 million of depreciation and amortization expense and a $122.1 million decrease in net working capital items, primarily reflecting a decrease in liquid petroleum products inventory in the Merchant Services segment.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including demand for our services, the cost of commodities, the effectiveness of our strategy, legal, environmental and regulatory requirements and our ability to capture value associated with commodity price volatility.

Investing Activities

Net cash used in investing activities of $325.5 million for the nine months ended September 30, 2018 primarily resulted from $357.0 million of capital expenditures, as well as $31.1 million in contribution to equity investment in connection with the formation of the STG Terminal joint venture, partially offset by $52.3 million of distributions in excess of earnings from the VTTI equity investment.

Net cash used in investing activities of $1.67 billion for the nine months ended September 30, 2017 primarily resulted from $303.7 million of capital expenditures and $1.39 billion, in the aggregate, of equity investment acquisition costs related to the VTTI Acquisition and subsequent capital contribution to VTTI. See below for a discussion of capital spending.

Financing Activities

Net cash used in financing activities of $272.2 million for the nine months ended September 30, 2018 primarily resulted from $558.1 million of cash distributions paid to our unitholders ($3.7875 per LP Unit), a $300.0 million principal repayment of our 6.050% notes, and a $210.0 million acquisition of our business partner’s 20% interest in our Buckeye Texas consolidated subsidiary, partially offset by $394.9 million of net proceeds from our 6.375% notes issuance, $262.0 million of net proceeds from the issuance of 6.2 million Class C Units in a private placement, and $153.7 million of net borrowings under the Credit Facility.

Net cash provided by financing activities of $349.8 million for the nine months ended September 30, 2017 primarily resulted from $683.0 million of net borrowings under the Credit Facility and $346.0 million of net proceeds from the issuance of 6.2 million LP Units under the Equity Distribution Agreement, which were partially offset by $529.2 million of cash distributions paid to our unitholders ($3.75 per LP Unit) and $125.0 million principal repayment of our 5.125% notes.

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

	Nine Months Ended September 30,
	2018	2017
Maintenance capital expenditures (1)	$88,670	$108,570
Expansion and cost reduction	268,317	195,119
Total capital expenditures (2)	$356,987	$303,689
____________________________

(1)
Includes maintenance capital expenditures of $4.0 million related to the BBH facility and Yabucoa Terminal in Puerto Rico as a result of Hurricanes Matthew and Maria for the nine months ended September 30, 2018 and $13.4 million for the nine months ended September 30, 2017 as a result of Hurricane Matthew.

(2)
Amounts exclude the impact of accruals. On an accrual basis, capital expenditure additions to property, plant and equipment were $387.9 million and $295.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Capital expenditures increased for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, primarily due to increases in expansion and cost reduction capital projects. Our expansion and cost reduction capital expenditures were $268.3 million for the nine months ended September 30, 2018, an increase of $73.2 million, or 37.5%, from $195.1 million for the corresponding period in 2017. The period-over-period increase in our expansion and cost reduction capital expenditures primarily reflected the ongoing expansion of certain large organic-growth capital projects, including the Michigan/Ohio Pipeline Expansion Project, New York Harbor Connectivity, Jacksonville Terminals, and Chicago Complex. Our maintenance capital expenditures were $88.7 million for the nine months ended September 30, 2018, a decrease of $19.9 million, or 18.3%, from $108.6 million for the corresponding period in 2017, primarily driven by a temporary increase in maintenance capital during the first half of 2017 related to upgrades in station and terminal equipment, asset integrity work necessary to maintain operating capacity, and capital repairs to our BBH facility as a result of Hurricane Matthew.

We have estimated our capital expenditures as follows for the year ending December 31, 2018 (in thousands):

	2018
	Low	High
Domestic Pipelines & Terminals:
Maintenance capital expenditures	$72,000	$77,000
Expansion and cost reduction	272,000	292,000
Total capital expenditures	$344,000	$369,000

Global Marine Terminals:
Maintenance capital expenditures	$38,000	$43,000
Expansion and cost reduction (1)	98,000	108,000
Total capital expenditures (2)	$136,000	$151,000

Overall:
Maintenance capital expenditures	$110,000	$120,000
Expansion and cost reduction	370,000	400,000
Total capital expenditures	$480,000	$520,000
_________________________
(1)   Excludes our actual or estimated capital contributions to unconsolidated joint ventures for expansion expenditures. In 2018, our capital contributions to the STG Terminal joint venture are expected to fall within the range from $45.0 million to $60.0 million, depending on the timing of the construction of the STG Terminal.
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

Off-Balance Sheet Arrangements

At September 30, 2018 and December 31, 2017, we had no off-balance sheet debt or arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes in that information other than as discussed below.  Also, see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

The following is a summary of changes in fair value of our derivative instruments for the periods indicated (in thousands):

	Commodity Instruments	Interest Rate Swaps	Total
Fair value of contracts outstanding at January 1, 2018	$(4,207)	$31,994	$27,787
Cash settlements during the period	13,761	—	13,761
Change in fair value attributable to new deals during the period	(13,001)	—	(13,001)
Change in fair value attributable to existing deals at January 1st	(1,746)	27,739	25,993
Fair value of contracts outstanding at September 30, 2018	$(5,193)	$59,733	$54,540

Commodity Price Risk

Our Merchant Services segment primarily uses exchange-traded refined petroleum product futures contracts to manage the risk of market price volatility on its refined petroleum product inventories and its physical contracts accounted for at fair value. In addition, the segment uses exchange-traded refined petroleum product futures and over-the-counter traded physical fixed-price derivative contracts to hedge expected future transactions related to certain forecasted purchases and sales of refined petroleum products. Finally, our Merchant Services segment enters into exchange-traded refined petroleum product futures contracts on behalf of our Domestic Pipelines & Terminals segment to manage the risk of market price volatility on pricing spreads between gasoline and butane and butane inventory in connection with our butane blending activities managed by a third party. Based on a hypothetical 10% movement in the underlying quoted market prices of the futures contracts, as well as observable market data from third-party pricing publications for refined petroleum product inventories and physical contracts accounted for at fair value designated in hedging relationships at September 30, 2018, the estimated fair value, excluding variation margins, would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying commodity prices (as is)	Asset	$166,078
Fair value assuming 10% increase in underlying commodity prices	Asset	$167,072
Fair value assuming 10% decrease in underlying commodity prices	Asset	$165,084

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

Our practice with respect to derivative transactions related to interest rate risk has been to have each transaction in connection with non-routine borrowings authorized by the Board. In February 2009, the Board adopted an interest rate hedging policy which permits us to enter into certain short-term interest rate swap agreements to manage our interest rate and cash flow risks associated with a credit facility. In addition, in August 2016, the Board authorized us to enter into forward-starting interest rate swaps to manage our interest rate and cash flow risks related to certain expected debt issuances associated with the maturity of existing debt obligations. Based on a hypothetical 10% movement in the underlying interest rates at September 30, 2018, the estimated fair value of the interest rate derivative contracts would be as follows (in thousands):

Scenario	Resulting Classification	Fair Value
Fair value assuming no change in underlying interest rates (as is)	Asset	$59,733
Fair value assuming 10% increase in underlying interest rates	Asset	$65,707
Fair value assuming 10% decrease in underlying interest rates	Asset	$53,759

See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Foreign Currency Risk

Puerto Rico is a commonwealth territory under the U.S., and thus uses the U.S. dollar as its official currency. BBH’s functional currency is the U.S. dollar, and it is equivalent in value to the Bahamian dollar. St. Lucia is a sovereign island country in the Caribbean, and its official currency is the Eastern Caribbean dollar, which is pegged to the U.S. dollar and has remained fixed for many years. The functional currency for our operations in St. Lucia is the U.S. dollar. Foreign exchange gains and losses arising from transactions denominated in a currency other than the U.S. dollar relate to a nominal amount of supply purchases and are included in “Other income (expense)” within the unaudited condensed consolidated statements of operations. The effects of foreign currency transactions were not considered to be material for the three and nine months ended September 30, 2018 and 2017.

Our equity method investment in VTTI indirectly exposes us to foreign currency risk, primarily with respect to the Euro, Malaysian Ringgit and United Arab Emirates Dirham. VTTI manages its exposure to foreign currency risk with foreign exchange hedging strategies. Our proportionate share of VTTI’s foreign currency transaction, hedging and translation gains and losses is included in our earnings from equity investments and accumulated other comprehensive income, as applicable. We recognized, in other comprehensive income (loss), a loss of $2.3 million and a gain of $11.9 million, representing our proportionate share of VTTI’s other comprehensive income (loss), for the three months ended September 30, 2018 and 2017, respectively. We recognized, in other comprehensive income (loss), a loss of $10.1 million and a gain of $39.7 million, representing our proportionate share of VTTI’s other comprehensive income, for the nine months ended September 30, 2018 and 2017, respectively. VTTI’s other comprehensive income (loss) is primarily comprised of foreign currency translation adjustments.

As discussed in the Strategic Review section of Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements, we expect to complete the divestiture of our equity investment in VTTI in the fourth quarter of 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

		By:	BUCKEYE PARTNERS, L.P.
(Registrant)

		By:	Buckeye GP LLC,
as General Partner

Date:	November 2, 2018	By:	/s/ Keith E. St.Clair
Keith E. St.Clair
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)